Form 10-K
period 2008-12-31
HEALTHSOUTH CORP
filed 2009-02-24
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.5 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 88,009,707 shares of common stock of the registrant outstanding, net of treasury shares, as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2009 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•	each of the factors discussed in Item 1A, Risk Factors;
•	uncertainties and factors discussed elsewhere in this Form 10-K, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;
•	changes or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;
•	our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages;
•	changes in the regulations of the healthcare industry at either or both of the federal and state levels;
•	competitive pressures in the healthcare industry and our response to those pressures;
•	our ability to successfully access the credit markets on favorable terms; and
•	general conditions in the economy and capital markets.

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

Overview of the Company

HealthSouth Corporation was organized as a Delaware corporation in February 1984. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “Company” refer to HealthSouth Corporation and its consolidated subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing. Our principal executive offices are located at 3660 Grandview Parkway (formerly One HealthSouth Parkway), Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116. In addition to the discussion here, we encourage you to read Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. We operate 93 inpatient rehabilitation hospitals (including 3 joint venture hospitals which we account for using the equity method of accounting), 6 freestanding long-term acute care hospitals, or “LTCHs,” 49 outpatient rehabilitation satellites (operated by our hospitals), and 25 licensed, hospital-based home health agencies. Our consolidated Net operating revenues approximated $1.8 billion, $1.7 billion, and $1.7 billion for the years ended December 31, 2008, 2007, and 2006, respectively. For 2008, approximately 90% of our Net operating revenues came from inpatient services and approximately 10% came from outpatient services and other revenue sources (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations). During 2008, we treated and discharged over 107,000 patients in our rehabilitation hospitals. We had approximately 22,000 employees as of December 31, 2008.

Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injury, spinal cord injury, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting. Our team of highly skilled physicians, nurses, and physical, occupational, and speech therapists utilize the latest in equipment and techniques to return patients to home and work. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to what we believe is a higher level of care and superior outcomes.

Our outpatient rehabilitation facilities offer a range of rehabilitative healthcare services, including physical, occupational, and speech therapies treating a broad range of neurological and orthopedic conditions. LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a hospital to qualify as an LTCH, Medicare patients discharged from the hospital in any given cost reporting year must have an average length-of-stay in excess of 25 days.

As of December 31, 2008, our inpatient rehabilitation hospitals and LTCHs had 6,543 licensed beds. Our inpatient rehabilitation hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. In addition to HealthSouth hospitals and outpatient satellites, we manage eight inpatient rehabilitation units and one outpatient satellite through management contracts.

As the nation’s largest provider of inpatient rehabilitative services and with our business focused primarily on those services, we believe we differentiate ourselves from our competitors in the following ways:

•

Quality. Our hospitals provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high quality rehabilitative services across all of our hospitals.

•

Technology. As a market leader in inpatient rehabilitation, we have devoted substantial effort and expertise to creating and leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking. Technology instituted in our facilities allows us to effectively treat patients with a wide variety of significant physical disabilities.

•

Efficiency and Cost Effectiveness. Our size helps us provide inpatient rehabilitative services on a cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize proven staffing models and take advantage of certain supply chain efficiencies. We have also developed a program called “TeamWorks,” which is an operations-focused initiative using identified “best practices” to reduce inefficiencies and improve performance across a wide spectrum of operational areas.

We entered 2008 seeking disciplined growth opportunities for our inpatient rehabilitation business within the context of our primary emphasis on debt reduction and further deleveraging. During the year, we commenced or completed the following development projects:

•

In June 2008, a certificate of need was approved that will enable us to establish up to a 40-bed comprehensive medical rehabilitation hospital in Marion County, Florida. The certificate of need has been contested by two competitors in the market and is progressing through the normal Florida certificate of need appeals process. The appeals process is expected to take at least one year, and there can be no assurance regarding the timing or outcome.

•

In July 2008, we purchased The Rehabilitation Hospital of South Jersey, a 34-bed inpatient rehabilitation hospital in Vineland, New Jersey. This transaction added a third New Jersey rehabilitation hospital to our northeast region.

•

Our certificate of need application for a new 40-bed rehabilitation hospital in Loudoun County, Virginia was approved on July 30, 2008. We expect to break ground on this site in the first half of 2009.

•

In August 2008, we acquired an inpatient rehabilitation unit at the Medical Center of Arlington in Texas. The operations of this unit were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Arlington.

•

In August 2008, we acquired an inpatient rehabilitation hospital in Midland, Texas from Rehabcare Corporation. The operations of this hospital were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Midland/Odessa.

•	In October 2008, we broke ground on a new, 40-bed freestanding inpatient rehabilitation hospital in Mesa, Arizona, and we expect operations to commence in the third quarter of 2009.

As the year progressed and the general economy and credit market weakened further, we began to place even greater emphasis on debt reduction and deleveraging. We reduced our total debt outstanding by approximately $228 million in 2008. See the “Leverage and Liquidity” section below for additional discussion of our deleveraging efforts. We will continue to focus on debt reduction while enhancing the operations of our inpatient rehabilitation hospitals and growing our inpatient rehabilitation business through bed expansions and other disciplined development opportunities that require minimal initial cash outlays, such as consolidations in existing markets (through joint venturing or acquisition) and de-novo projects with third-party financing. Once we reduce our leverage and have a balance sheet capable of withstanding additional risk, we will consider growth opportunities in other post-acute services complementary to our existing services such as long-term acute care, home health, and hospice.

As of December 31, 2008, we employed approximately 22,000 individuals, of whom approximately 14,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 70 employees at one inpatient rehabilitation hospital (about 17% of that hospital’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other hospitals. We believe our relationship with our employees is good. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. To address this challenge, we will continue to focus on improving our retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

Competition

The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are acute care hospitals, and skilled nursing facilities in the markets we serve. Our LTCHs compete with other LTCHs or, in some cases, rehabilitation hospitals and skilled nursing facilities in the markets we serve. Several smaller privately-held companies are beginning to compete with us primarily in select geographic markets in Texas and the west. In addition, there are public companies that operate inpatient rehabilitation hospitals and LTCHs, but these are generally secondary services to their core businesses. Because of the attractiveness of the industry, other providers of post acute-care services may also become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as rehabilitation providers has increased.

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “certificate of need” or “CON” program. See the “Regulation—Certificates of Need” section below. We potentially face opposition any time we initiate a certificate of need project or seek to acquire an existing facility or certificate of need. This opposition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed certificate of need project. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition. We have generally been successful in obtaining certificates of need or similar approvals when required, although there can be no assurance we will achieve similar success in the future.

We rely significantly on our ability to attract, develop, and retain nurses, therapists, and other clinical personnel for our hospitals. We compete for these professionals with other healthcare companies, hospitals, and potential clients and partners. In addition, physicians and others have opened inpatient rehabilitation hospitals in direct competition with us, particularly in states in which a CON is not required to build a hospital, which has made it more difficult and expensive to hire the necessary personnel for our hospitals in those markets.

Sources of Revenues

We receive payment for patient care services from the federal government (primarily under the Medicare program), state governments (under their respective Medicaid or similar programs), managed care plans, private insurers, and directly from patients. Revenues and receivables from government agencies are significant to our operations. In addition, we receive payment for non-patient care activities from various sources. The following table identifies the sources and relative mix of our revenues for the periods stated:

	For the Year Ended December 31,
	2008	2007	2006
Medicare	67.2%	67.8%	68.6%
Medicaid	2.2%	2.0%	2.1%
Workers’ compensation	2.1%	2.3%	2.6%
Managed care and other discount plans	19.0%	18.5%	18.5%
Other third-party payors	7.0%	6.3%	5.0%
Patients	0.7%	0.6%	0.4%
Other income	1.8%	2.5%	2.8%
Total	100.0%	100.0%	100.0%

Our hospitals generally offer discounts from established charges to certain group purchasers of healthcare services, including Blue Cross and Blue Shield, or “BCBS,” other private insurance companies, employers, health maintenance organizations, or “HMOs,” preferred provider organizations, or “PPOs,” and other managed care plans.

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

Medicare Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services, and, from time to time, these methodologies and rates can be modified by the United States Congress or the United States Centers for Medicare and Medicaid Services (“CMS”). In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the inpatient rehabilitation facility prospective payment system, or “IRF-PPS,” under what is commonly known as a market basket increase. In the case of the IRF-PPS, unless Congress changes the law, CMS is required to adjust the payment rates based on a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital, or “RPL,” market basket. The RPL is designed to reflect changes over time in the prices of an appropriate mix of goods and services included in covered services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units. The RPL uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes. The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007, or a Medicare pricing “roll-back,” which has resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs.

Each year, the Medicare Payment Advisory Commission, or “MedPAC,” makes payment policy recommendations to Congress for a variety of Medicare payment systems. MedPAC is an independent Congressional agency that advises Congress on issues affecting Medicare. In January 2009, MedPAC voted to recommend to Congress that the IRF-PPS market basket for the twelve-month period beginning October 1, 2009 should not be increased. MedPAC recommended an increase to the market basket for LTCHs, with an adjustment for productivity. However, Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, we have no indication of whether Congress will adopt MedPAC’s recommendations for the twelve-month period beginning October 1, 2009. We cannot predict the adjustments, if any, to Medicare payment rates that Congress or CMS may make. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings over the next several years. Any downward adjustment to rates, or continuance of the pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

On January 16, 2009, CMS approved final rules that require healthcare providers to update and supplement diagnosis and procedure codes to the International Classification of Diseases 10th Edition, effective October 1, 2013, and make related changes to the formats used for certain electronic transactions, effective January 1, 2012. At this time, we cannot predict how these changes will affect us.

A basic summary of current Medicare reimbursement in our primary service areas follows:

Inpatient Rehabilitation Services. Our hospitals receive Medicare reimbursements under IRF-PPS. As discussed above, our hospitals receive fixed payment amounts per discharge under IRF-PPS based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services.

With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers.

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitative services. Specifically, on May 7, 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet the requirements of the 75% Rule would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services.

On December 29, 2007, the 2007 Medicare Act was signed, permanently setting the compliance threshold at 60% instead of 75% and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The long-term impact of the freeze at the 60% compliance threshold is positive because it allowed patient volumes to stabilize. In 2008, increased patient volumes resulting, we believe, from both our focus on standardizing sales and marketing efforts and the fact that more patients now have access to our high quality inpatient rehabilitative services offset the negative impact of the pricing roll-back. We expect the negative impact of the pricing roll-back to continue to be offset partially by our volume increases. There can be no assurance there will be an increase in Medicare reimbursement pricing upon the expiration of the roll-back period.

Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent the most significant challenges to our business, our operations are also affected by local coverage determinations made by local Medicare contractors that set out medical necessity requirements for claim coverage. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, local Medicare contractors may specify more restrictive criteria than otherwise would apply nationally. We cannot predict how these local coverage determinations will affect us.

In addition, on July 31, 2008, CMS released the fiscal year 2009 notice of final rulemaking for IRF-PPS. This rule will be effective for Medicare discharges between October 1, 2008 and September 30, 2009. Based on our analysis, we do not believe this final rule will negatively impact our Net operating revenues.

On December 8, 2003, The Medicare Modernization Act of 2003 authorized CMS to conduct a demonstration program known as the Medicare Recovery Audit Contractor, or “RAC,” program. This demonstration was first initiated in three states (California, Florida, and New York) and authorizes CMS to contract with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors, and the contracted RACs are paid a percentage of the overpayments recovered. On December 20, 2006, the Tax Relief & Health Care Act of 2006 directed CMS to expand the RAC program to the rest of the country by 2010. The new RACs were announced on October 6, 2008 and CMS is in the process of implementing the program. Among other changes in the permanent program, the new RACs will receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. We cannot predict when or how this new program will affect us.

Outpatient Services. Our outpatient services are primarily reimbursed based upon the Physician Fee Schedule. On November 19, 2008, CMS issued a final rule that updated payments under the Physician Fee Schedule from January 1, 2009 through December 31, 2009. In accordance with language provided for in the Medicare Improvements for Patients and Providers Act of 2007 that superseded a previously adopted annual reduction, the rule increased the standard conversion factor by 1.1% to $36.0666. We estimate that these changes will result in modestly higher reimbursement to us for outpatient services. In the future, if Congress does not again act to set aside implementation of previously adopted reductions to the Physician Fee Schedule, the outpatient payment formula will decrease by approximately 20%. We cannot predict what, if any, action Congress will take on the Physician Fee Schedule in the future, and we cannot predict how future Congressional action or inaction on the Physician Fee Schedule will affect us.

Long-Term Acute Care Hospitals. LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a hospital to qualify as an LTCH, Medicare patients discharged from the hospital in any given cost reporting year must have an average length-of-stay in excess of 25 days, among other requirements. LTCHs are currently reimbursed under a prospective payment system (“LTCH-PPS”) pursuant to which Medicare classifies patients into distinct Medicare Severity diagnosis-related groups (“MS-LTC-DRGs”) based upon specific clinical characteristics and expected resource needs.

The 2007 Medicare Act provides regulatory relief for a three year period to LTCHs to ensure continued access to current long-term acute care hospital services, while also imposing a moratorium on the development of new long-term acute care hospitals during this same three-year period. Specifically, the legislation froze the market basket update for Medicare payment rates for LTCHs in the last quarter of rate year 2008. Additionally, the 2007 Medicare Act prevented CMS from implementing the new payment provision for short stay outlier cases and the extension of the 25% referral limitation to freestanding, satellite, and grandfathered LTCHs that was included in the Rate Year 2008 final rule. See this Item, “Regulation – Hospital Within Hospital Rules” for a further discussion of this rule.

On May 9, 2008, CMS issued final regulations that updated payment rates under the LTCH-PPS for rate year 2009, which are effective for discharges occurring on or after July 1, 2008 through September 30, 2009. This rule implements various payment changes and will consolidate the timing of the rate year changes with the MS-LTC-DRG changes beginning on October 1, 2009. This final rule did not materially impact our Net operating revenues in 2008, nor is it expected to materially impact our 2009 Net operating revenues.

On August 19, 2008, CMS issued final regulations that updated the LTCH-PPS. The final rule made changes to the LTCH relative payment weights and average lengths of stay. These changes were effective beginning October 1, 2008. This final rule is not expected to have a material impact on our Net operating revenues during federal fiscal year 2009. In January 2009, MedPAC recommended an increase to the market basket for LTCHs for the twelve-month period beginning October 1, 2009, with an adjustment for productivity.

Medicaid Reimbursement

Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues.

Cost Reports

Because of our participation in Medicare, Medicaid, and certain BCBS plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by our inpatient hospitals to Medicare beneficiaries and Medicaid recipients.

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

Managed Care and Other Discount Plans

All of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services, including managed care plans, BCBS, other private insurance companies, and third-party administrators.

Managed care contracts typically have terms of between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. While some of our contracts provide for annual rate increases of three to five percent, we cannot provide any assurance we will continue to receive increases. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.

Regulation

The healthcare industry in general is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth.

Our inpatient rehabilitation hospitals provide services to patients who require intensive inpatient rehabilitative care for significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems, and neuromuscular disease. Our inpatient rehabilitation hospitals provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations) and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities.

Corporate Integrity Agreement

On December 30, 2004, we entered into a Corporate Integrity Agreement, or “CIA,” with the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”), and we have subsequently entered into two addenda to the CIA. The CIA has an effective date of January 1, 2005 and a term of five years (same for the addenda) from that effective date. The CIA expires at the end of 2009, subject to the HHS-OIG accepting and approving our annual report for 2009 that we will submit in the first half of 2010. The CIA sets forth a comprehensive compliance program that we are required to follow. For additional information, see Note 20, Settlements, to the accompanying consolidated financial statements. The CIA requires us to submit annual reports to the HHS-OIG regarding our compliance with the CIA. The CIA also requires us to engage an Independent Review Organization (“IRO”) to assist us in assessing and evaluating: (1) our billing, coding, and cost reporting practices with respect to our inpatient rehabilitation hospitals; (2) our billing and coding practices for outpatient items and services furnished by outpatient departments of our inpatient rehabilitation hospitals; and (3) certain other obligations pursuant to the CIA and the related settlement agreement. We engaged PricewaterhouseCoopers LLP to serve as our IRO.

We believe we have complied with the requirements of the CIA on a timely basis, and to date, there are no objections or unresolved comments from the HHS-OIG relating to our annual reports. Failure to meet our obligations under our CIA could result in stipulated financial penalties or extension of the term of the CIA. Failure to comply with material terms, however, could lead to exclusion from further participation in federal healthcare programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

Licensure and Certification

Healthcare facility construction and operation are subject to numerous federal, state, and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, acquisition and dispensing of pharmaceuticals and controlled substances, maintenance of adequate records, fire prevention, and compliance with building codes and environmental protection laws. Our hospitals are subject to periodic inspection by governmental and non-governmental certification authorities to ensure continued compliance with the various standards necessary for facility licensure. All of our inpatient hospitals are currently required to be licensed.

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

Failure to comply with applicable certification requirements may make our hospitals ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant facilities or otherwise impose sanctions on noncompliant facilities. Non-governmental payors often have the right to terminate provider contracts if a facility loses its Medicare or Medicaid certification. We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance that Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance.

Certificates of Need

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under “certificate of need” laws. Certificate of need laws often require the reviewing agency to determine the public need for additional or expanded healthcare facilities and services. Certificate of need laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals and LTCHs, if such capital expenditures exceed certain thresholds. In addition, certificate of need laws in some states require us to abide by certain charity commitments as a condition for approving a certificate of need. Any time a certificate of need is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.

False Claims Act

The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government, and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act. Many states have also adopted similar laws relating to state government payments for healthcare services.

Relationships with Physicians and Other Providers

The Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including employment or service contracts and investment relationships. Among the most important of these restrictions is a federal criminal law, or the “Anti-Kickback Law,” prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs. In addition to federal criminal sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law (the “1991 Safe Harbor Rules”). The 1991 Safe Harbor Rules create certain standards, or “Safe Harbors,” for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a Safe Harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a Safe Harbor may subject an arrangement to increased scrutiny. A violation, or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

We currently operate some of our rehabilitation hospitals as general partnerships, limited partnerships, or limited liability companies with third-party investors, including other institutional healthcare providers but also including, in one case, physician investors. Some of these partners may be deemed to be in a position to make or influence referrals to our hospitals. Those entities that are providers of services under the Medicare program, and their owners, are subject to the Anti-Kickback Law. A number of the relationships we have established with physicians and other healthcare providers do not fit within any of the Safe Harbors. While we do not believe our rehabilitation hospital partnerships engage in activities that violate the Anti-Kickback Law, there can be no assurance such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

We have entered into agreements to manage many of our hospitals that are owned by partnerships. Most of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and they comply with the Anti-Kickback Law. We have implemented training and compliance programs designed to safeguard against overbilling and otherwise to achieve compliance with the Anti-Kickback Law and other laws, but there can be no assurance the HHS-OIG would find our compliance programs to be adequate.

Stark Exceptions. The federal law commonly known as the Stark law and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, or radiation therapy, to an entity in which the physician has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing for those referred services. These prohibitions apply to our financial relationships with physicians and any partnerships with physician partners. Violators of the Stark statute and regulations may be subject to recoupments, civil monetary fines, penalties and exclusion from any federal, state, or other governmental healthcare programs. We have put in place training and compliance programs and policies intended to prevent violations of the Stark statute and regulations.

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

HIPAA

The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds.

HIPAA and related HHS regulations contain certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA regulations also regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

Penalties for violations of HIPAA include civil and criminal monetary penalties. In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. Any actual or perceived violation of these privacy-related laws, including HIPAA could have a material adverse effect on our business, financial position, results of operations, and cash flows. We have put in place training and compliance programs and policies intended to prevent violations of HIPAA and related regulations.

Hospital Within Hospital Rules

CMS has enacted multiple regulations governing “hospital within hospital” arrangements for inpatient rehabilitation hospitals and LTCHs. These regulations provide, among other things, that if a long-term acute care “hospital within hospital” has Medicare admissions from its host hospital that exceed 25% (or an adjusted percentage for certain rural or Metropolitan Statistical Area dominant hospitals) of its Medicare discharges for its cost-reporting period, the LTCH will receive an adjusted payment for its Medicare patients of the lesser of (1) the otherwise full payment under the LTCH-PPS or (2) a comparable payment that Medicare would pay under the acute care inpatient prospective payment system. In determining whether an LTCH meets the 25% criterion, patients transferred from the host hospital that have already qualified for outlier payments at the acute host facility would not count as part of the host hospital’s allowable percentage. Cases admitted from the host hospital before the LTCH crosses the 25% threshold will be paid under the LTCH-PPS. Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain “hospital within hospital” requirements in order to maintain their excluded status and not be subject to the acute care inpatient prospective payment system.

On July 1, 2007, CMS regulations extended the 25% referral limitation applicable to “hospital within hospital” locations to freestanding, satellite, and grandfathered LTCHs. The 2007 Medicare Act modified and delayed implementation of this extension of the rule and certain other portions of the “hospital within hospital” rules applicable to LTCHs for cost report periods beginning on or after December 29, 2007 for a three-year period. These regulations did not materially impact our Net operating revenues in 2008, nor are they expected to materially impact our 2009 Net operating revenues. We cannot predict when or how these new program policies will affect us.

2008 Significant Events

The unprecedented turmoil and volatility of the equity and credit markets and the corresponding weakening of the economy during 2008, in particular the second half of 2008, led us to reassess our strategic thinking to ensure it was appropriate given the new business climate. In the third quarter of 2008, we determined that, while we are positioned to do well in a volatile economic environment and have adequate sources of liquidity, we will place greater emphasis on reducing our debt. As we reassessed the appropriateness of our strategic outlook during the current economic uncertainty, we took a critical look at our development strategy, especially as it related to de-novo projects. In recognition of changing economic conditions, we will continue to be disciplined in our approach to development opportunities, carefully evaluating these opportunities against our deleveraging priority. For the foreseeable future, reducing our long-term debt will be our primary objective. We will continue to pursue bed expansions in existing hospitals as they provide immediate earnings growth, and we will pursue acquisitions and market consolidations where we can do so with minimal initial cash outlays. For any de-novo project we decide to pursue, we will work with third parties willing to assume the majority of the financing risks associated with these projects.

During the first quarter of 2008, we sold our corporate campus for a purchase price of $43.5 million in cash and a deferred purchase price component related to a part of the campus (see Item 2, Properties, below and Note 5, Property and Equipment, to the accompanying consolidated financial statements). As part of this transaction, we entered into a long-term lease for office space within the property that was sold. The sale of this property will help us continue to reduce corporate operating expenses going forward. The net proceeds from this transaction were used to reduce our debt outstanding in April 2008 (see Note 2, Liquidity, and Note 8, Long-term Debt, to the accompanying consolidated financial statements).

On June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. We used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 8, Long-term Debt, to the accompanying consolidated financial statements for additional information regarding use of the net proceeds.

In October 2008, we entered into an agreement, approved by the court on January 13, 2009, with UBS Securities, LLC (“UBS Securities”) to settle litigation filed by the derivative plaintiffs on the Company’s behalf. Under the settlement, $100.0 million in cash previously paid into escrow by UBS Securities and its insurance carriers will be released to us, and we will receive a release of all claims by UBS Securities including the release and satisfaction of an approximate $31 million judgment in favor of an affiliate of UBS Securities related to a loan guarantee.

Out of the $100.0 million cash settlement proceeds received from UBS Securities and its insurance carriers, we are obligated to pay $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys, and pursuant to the previously disclosed settlement agreements in the consolidated securities litigation, 25% of the net proceeds, after deducting all of our costs and expenses in connection with the derivative litigation, will be paid to plaintiffs in the consolidated securities litigation. See Note 20, Settlements, to the accompanying consolidated financial statements. These funds are expected to be dispersed to the applicable parties during the first quarter of 2009. We intend to use the majority of our net cash proceeds to reduce long-term debt.

In October 2008, we received a total cash refund of approximately $46.0 million (including interest) attributable to our settlement with the Internal Revenue Service (the “IRS”) for tax years 2000 through 2003. We used the majority of this cash to reduce amounts outstanding under our Credit Agreement. See Note 8, Long-term Debt, and Note 17, Income Taxes, to the accompanying consolidated financial statements.

In the fourth quarter of 2008, we settled federal income tax issues outstanding with the IRS for the tax years 1995 through 1999, and the Joint Committee on Taxation reviewed and approved the associated income tax refund of approximately $42 million (including interest) due to the Company. In February 2009, we received the majority of this cash refund and used it to pay down long-term debt.

Leverage and Liquidity

Our total debt outstanding has decreased from $2.0 billion as of December 31, 2007 to $1.8 billion as of December 31, 2008. With the continued deleveraging of the Company as a priority, on June 27, 2008, we issued and sold 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million (see Note 10, Shareholders’ Deficit, to the accompanying consolidated financial statements) and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus (see Note 5, Property and Equipment, to the accompanying consolidated financial statements) in April 2008 to reduce total debt outstanding. We also used the majority of our federal income tax refund received in October 2008 (see Note 17, Income Taxes, to the accompanying consolidated financial statements) to reduce amounts outstanding under our Credit Agreement.

Our long-term debt (excluding notes payable to banks and others and capital lease obligations) as of December 31, 2008 and 2007 is summarized in the following table:

	As of December 31, 2008	As of December 31, 2007

	(In Millions)
Revolving credit facility	$ 40.0	$ 75.0
Term loan facility	783.6	862.8
Bonds payable	862.1	979.7
Total long-term debt	$ 1,685.7	$ 1,917.5

As of December 31, 2008, we had approximately $32.2 million in Cash and cash equivalents. This amount excludes approximately $154.0 million in Restricted cash and $20.3 million of Restricted marketable securities. As of December 31, 2008, Restricted cash included approximately $97.9 million related to our settlement with UBS Securities (see Note 20, Settlements, to the accompanying consolidated financial statements). This amount was transferred to us in December 2008, with an additional $2.1 million related to this settlement transferred to us in January 2009, from UBS Securities and its insurance carriers and held in escrow pending the court’s implementation of the final court order entered on January 13, 2009. These funds are expected to be dispersed to the applicable parties during the first quarter of 2009. We intend to use the majority of our net cash proceeds from this settlement

(see above discussion related to amounts owed to the derivative plaintiffs’ attorneys and the plaintiffs in the consolidated securities litigation) to reduce long-term debt outstanding. The remainder of our Restricted cash pertains to various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company.

In light of the current downturn in the global economy, we have evaluated, to the extent practicable, our exposure to financial services counterparties to whom we have material exposure. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative inputs. During the fourth quarter of 2008, we made a $40.0 million draw on the revolving credit facility and issued letters of credit under its subfacility without incident. The draw was used for general corporate purposes. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided.

In addition, we do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements) does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

We expect our cash flow to allow us to further reduce our debt. During February 2009, we used our federal income tax refund for tax years 1995 through 1999 along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. As noted above, we intend to use the majority of the net cash proceeds from the UBS Settlement to pay down long-term debt (see Note 20, Settlements, to the accompanying consolidated financial statements). While our focus in 2009 will be to pay down debt, we intend to direct a portion of our excess cash flow into our development activities, focusing on bed additions at our existing hospitals and transactions that require a minimal initial outlay of cash.

For a more detailed discussion of our liquidity, see Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” and also Note 2, Liquidity, to our accompanying consolidated financial statements.

Risk Management and Insurance

We insure a substantial portion of our professional, general liability, and workers’ compensation risks through a self-insured retention program underwritten by our wholly owned offshore captive insurance subsidiary, HCS Limited (“HCS”), which we fund via regularly scheduled premium payments. For 2008, HCS provided our first layer of insurance coverage for professional and general liability risks and workers’ compensation claims. We maintained professional and general liability insurance and workers’ compensation insurance with unrelated commercial carriers for losses in excess of amounts insured by HCS. HealthSouth and HCS maintained reserves for professional, general liability, and workers’ compensation risks. Management considers such reserves, which are based on actuarially determined estimates, to be adequate for those liability risks. However, there can be no assurance the ultimate liability will not exceed management’s estimates. See Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” to our accompanying consolidated financial statements for a description of these reserves.

We also maintain director and officer, property, and other typical insurance coverages with unrelated commercial carriers. Our director and officer liability insurance coverage for our current officers and directors includes coverage for individual directors and officers in circumstances where we are legally or financially unable to indemnify these individuals. Examples of a company’s inability to indemnify would include judgments in connection with shareholder derivative lawsuits, bankruptcy/financial restraints, and claims that are against public policy. Within our coverage, we have a self-insured retention for indemnifiable loss. See Note 20, Settlements, “Insurance Coverage Litigation Settlements,” to our accompanying consolidated financial statements for a description of various lawsuits that have been filed to contest coverage under certain directors and officers insurance policies.

Available Information

Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments we file with respect to any such reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission (the “SEC”). In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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

We continue to make progress in improving our leverage and liquidity. As discussed in Item 1, Business, “Leverage and Liquidity,” we reduced our long-term debt from $2.0 billion to approximately $1.8 billion during 2008. These continued reductions in our long-term debt improve our financial position, increase our liquidity, and enhance our operational flexibility.

We are required to use a substantial portion of our cash flow to service our debt. A down-turn in earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement and impair our ability to obtain additional financing, if necessary. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing Credit Agreement. The recent tightening in the credit markets will make additional financing more expensive and difficult to obtain. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. In addition, we are subject to numerous contingent liabilities, to prevailing economic conditions, and to financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt.

Recent uncertainty in the global credit markets could adversely affect our business and financial condition by making it more challenging for us to carry out our deleveraging and development objectives.

The global credit markets experienced significant disruptions in 2008, which have caused the interest rates on prospective debt financings to increase. These circumstances have impacted liquidity in the debt markets, and in certain cases have resulted in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Where financing can be obtained, the terms for borrowers are less attractive. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly.

We have evaluated, to the extent practicable, our exposure to counterparties who have or may likely experience significant threats to their ability to adequately service our needs. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative service experience inputs. We are generally confident that we will have access to our revolving credit facility. During the fourth quarter of 2008, we made a $40.0 million draw on our revolving credit facility and issued letters of credit under its subfacility without incident. The draw was used for general corporate purposes. Based on the current borrowing capacity and leverage ratio required under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. In addition, we do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements) does not expire until 2013, and the majority of our bonds are not due until 2014 and 2016.

Our portfolio of restricted marketable securities has performed as expected in the current economy. During the fourth quarter of 2008, we recorded impairment charges related to our marketable equity securities (see Note 3, Cash and Marketable Securities, to our accompanying consolidated financial statements). We continue to evaluate our portfolio allocation in relation to our investment objectives.

Our primary risks relating to current market conditions is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement and that lenders in our Credit Agreement will be unable to provide liquidity when needed. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio, with the interest coverage ratio being a four consecutive fiscal quarters test. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time.

While our variable interest payments increase or decrease in accordance with changes in interest rates, the vast majority of the variation in these payments will be offset by net settlement payments or receipts on our interest rate swap that is not designated as a hedge. Therefore, our cash position is generally protected from such changes. Net settlement payments or receipts on this interest rate swap are included in the line entitled Loss on interest rate swap in our consolidated statements of operations.

Reductions or changes in reimbursement from government or third-party payors and other regulatory changes affecting our industry could adversely affect our operating results.

We derive a substantial portion of our Net operating revenues from the Medicare and Medicaid programs. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. For the period from April 1, 2008 through September 30, 2009, the 2007 Medicare Act reduced the Medicare reimbursement levels for inpatient rehabilitation hospitals to the levels existing in the third quarter of 2007. In 2008, increased patient volumes offset the negative impact of the pricing roll-back. If we are not able to maintain increased volumes to offset this pricing roll-back or any future pricing freeze or roll-back, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare and Medicaid programs, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors. For a discussion of the factors affecting reimbursement for our services, see Item 1, Business, “Sources of Revenues – Medicare Reimbursement.”

In addition, there are increasing pressures from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and non-governmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.

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

Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals. In some markets, the lack of availability of physical therapists, nurses, and other medical support personnel has become a significant operating issue to healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to hire more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. Our failure to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

If we fail to comply with our Corporate Integrity Agreement, or if the HHS-OIG determines we have violated federal laws governing kickbacks, false claims and self-referrals, we could be subject to severe sanctions, including substantial civil money penalties.

In December 2004, we entered into a Corporate Integrity Agreement, or the “CIA,” with the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”) to promote our compliance with the requirements of Medicare, Medicaid, and all other federal healthcare programs. We have also entered into two addendums to this agreement. The CIA expires at the end of 2009, subject to the HHS-OIG accepting and approving our annual report for 2009 that we will submit in the first half of 2010. Under the agreement and addendums, we are subject to certain administrative requirements and are subject to review of certain Medicare cost reports and reimbursement claims by an Independent Review Organization (see Note 20, Settlements, to our accompanying consolidated financial statements). Our failure to comply with the material terms of the CIA could lead to suspension or exclusion from further participation in federal healthcare programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Further, if the HHS-OIG determines that we have violated the anti-kickback laws, the False Claims Act or the federal Stark statute’s general prohibition on physician self-referrals, we may be subject to significant civil monetary penalties, and may be excluded from further participation in federal healthcare programs. Any of these sanctions would have a material adverse effect on our business, financial position, results of operations, and cash flows.

If we fail to comply with the extensive laws and government regulations applicable to healthcare providers, we could suffer penalties or be required to make significant changes to our operations.

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,
•	coding and billing for services,
•	requirements of the 75% Rule, including the 60% compliance threshold under the 2007 Medicare Act,
•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,
•	quality of medical care,
•	use and maintenance of medical supplies and equipment,
•	maintenance and security of medical records,
•	acquisition and dispensing of pharmaceuticals and controlled substances, and
•	disposal of medical and hazardous waste.

In the future, changes in these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our investment structure, hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

Although we have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our hospitals face national, regional, and local competition for patients from other healthcare providers.

We operate in a highly competitive industry. Although we are the nation’s largest provider of inpatient rehabilitative healthcare services, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, weakening certificate of need laws in some states could potentially increase competition in those states.

We remain a defendant in a number of lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.

Although we have settled the major litigation pending against us, we remain a defendant in a number of lawsuits and the material lawsuits are discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive offices at 3660 Grandview Parkway (formerly One HealthSouth Parkway), Birmingham, Alabama. We occupy those office premises under a long-term lease with Daniel Corporation (“Daniel”) which expires in 2018 and includes options for us, at our discretion, to renew the lease for up to ten years in total beyond that date. On March 31, 2008, we sold, for a purchase price of $43.5 million in cash, our 103-acre corporate campus and all related buildings including the 200,000 square-foot corporate headquarters building in which our current principal executive offices are located, the Cahaba Grand Conference Center, and an incomplete 13-story building formerly called the “Digital Hospital.” As part of this transaction, we entered into our long-term lease for office space within the property that was sold.

The sale agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel. In September 2008, Daniel announced that it had reached an agreement with Trinity Medical Center (“Trinity”) pursuant to which Trinity will acquire the Digital Hospital. The purchase price of this transaction has not been made public, and the transaction is subject to Trinity receiving approval for a certificate of need (“CON”) from the applicable state board of Alabama. Currently, there is opposition to the potential approval of Trinity’s CON request, and it could take months to finalize any decision by the applicable Alabama board. Therefore, no assurances can be given as to whether or when any such cash flows related to the deferred purchase price component of our agreement with Daniel will be received, if any, if Daniel is able to realize a net profit on its transaction with Trinity. See Note 5, Property and Equipment, to our accompanying consolidated financial statements.

In addition to our principal executive offices, as of December 31, 2008, we leased or owned through various consolidated entities 142 business locations to support our operations. Our hospital leases, which represent the largest portion of our rent expense, have average initial terms of 15 to 20 years. Most of our leases contain one or more options to extend the lease period for up to five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our principal executive offices, none of our other properties is materially important.

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

Our principal executive offices, hospitals, and other properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe compliance with such statutes and ordinances will materially affect our business, financial position, results of operations, or cash flows.

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

Market Information

Shares of our common stock trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2007 through December 31, 2008.

	Market	High	Low
2007
First Quarter	NYSE	$ 25.89	$ 20.51
Second Quarter	NYSE	21.70	16.59
Third Quarter	NYSE	19.33	14.84
Fourth Quarter	NYSE	23.02	17.03

2008
First Quarter	NYSE	$ 21.70	$ 15.20
Second Quarter	NYSE	20.20	16.56
Third Quarter	NYSE	19.98	15.01
Fourth Quarter	NYSE	18.36	7.20

Holders

As of February 13, 2009, there were 88,009,707 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 3,617 holders of record.

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

Purchases of Equity Securities

None.

Company Stock Performance

Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the Morgan Stanley Health Care Provider Index (“RXH”), an equal-dollar weighted index of 16 companies involved in the business of hospital management and medical/nursing services. The graph assumes $100 invested on December 31, 2003 in HealthSouth common stock and each of the indices. We did not pay dividends during that time period and do not plan to pay dividends.

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

Stockholder Return Comparison

	For the Year Ended December 31,
	Base
	Period	Cumulative Total Return
Company/Index Name	2003	2004	2005	2006	2007	2008
HealthSouth Corporation	100.00	136.82	106.75	98.69	91.50	47.76
Standard & Poor's 500 Index	100.00	110.74	114.26	129.79	134.55	83.79
Morgan Stanley Health Care Provider Index	100.00	108.87	124.99	126.92	121.97	80.16

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2008, 2007, and 2006 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2005 and 2004, as adjusted for discontinued operations, from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2005. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to our accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below:

•

Certain previously reported financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to one hospital and one gamma knife radiosurgery center we identified in 2008 that qualified under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as assets held for sale and discontinued operations. We reclassified our consolidated balance sheets as of December 31, 2007, 2006, 2005, and 2004 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our consolidated statements of operations for the years ended December 31, 2007, 2006, 2005, and 2004 to show the results of these qualifying facilities as discontinued operations.

•

On January 1, 2006, we adopted FASB Statement No. 123 (Revised 2004), Share-Based Payment. As a result of our adoption of this statement, our results of operations for 2008, 2007, and 2006 included approximately $5.0 million, $7.7 million and $12.1 million of compensation expense related to stock options. These costs are included in General and administrative expenses in our consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006.

•

In March 2008, we sold our corporate campus to Daniel Corporation. In accordance with FASB Statement No. 144, we accelerated the depreciation of our corporate campus so that the net book value of the corporate campus equaled the net proceeds we received from the sale. The year-over-year impact of this acceleration of depreciation approximated $10.0 million.

•

Included in our Net income (loss) for 2008, 2007, 2006, 2005, and 2004 are long-lived assets impairment charges of $0.6 million, $15.1 million, $9.7 million, $34.7 million, and $30.2 million, respectively.

The impairment charge recorded in 2008 represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. Prior to 2008, the majority of these charges in each year related to the Digital Hospital (as defined in Note 5, Property and Equipment, to our accompanying consolidated financial statements) and represented the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building, which shared the construction site. The impairment of the Digital Hospital in each year was determined using either its estimated fair value based on the estimated net proceeds we expected to receive in a sale transaction or using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios. The remainder of the impairment charges in each period, excluding 2008, related to long-lived assets at various hospitals that were examined for impairment due to hospitals experiencing negative cash flow from operations. We determined the fair value of the impaired long-lived assets at a hospital primarily based on the assets’ estimated fair value using valuation techniques that included discounted future cash flows and third-party appraisals.

These impairment charges are shown separately as a component of operating expenses within the consolidated statements of operations, excluding $11.8 million, $38.2 million, $10.0 million, $17.3 million, and $26.4 million of impairment charges in 2008, 2007, 2006, 2005, and 2004, respectively, related to our former surgery centers, outpatient, and diagnostic divisions and certain closed hospitals and facilities which are included in discontinued operations.

For additional information, see Note 5, Property and Equipment, and Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

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

On December 8, 2006, we entered into an agreement with the derivative plaintiffs’ attorneys to resolve the amounts owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement (as defined and discussed in Note 20, Settlements, to our accompanying consolidated financial statements). Under this agreement, we agreed to pay the derivative plaintiffs’ attorneys $32.5 million on an aggregate basis for both claims. We paid approximately $11.5 million of this amount in 2006, with the remainder paid in 2007, using amounts received from Mr. Scrushy in the above referenced award.

•

In 2001 and 2002, we reserved approximately $38.0 million related to amounts due from Meadowbrook Healthcare, Inc. (“Meadowbrook”), an entity formed by one of our former chief financial officers related to net working capital advances made to Meadowbrook in 2001 and 2002. In August 2005, we received a payment of $37.9 million from Meadowbrook. This cash payment is included as Recovery of amounts due from Meadowbrook in our 2005 consolidated statement of operations. For more information regarding Meadowbrook, see Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

•

In October 2008, we entered into an agreement, approved by the court in January 2009, with UBS Securities, LLC (“UBS Securities”) to settle litigation filed by the derivative plaintiffs on the Company’s behalf. Under the settlement, $100.0 million in cash previously paid into escrow by UBS Securities and its insurance carriers will be released to us, and we will receive a release of all claims by UBS Securities, including the release and satisfaction of an approximate $31 million judgment in favor of an affiliate of UBS Securities related to a loan guarantee.

Out of the $100.0 million cash settlement proceeds received from UBS Securities and its insurance carriers, we are obligated to pay $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys and 25% of the net proceeds, after deducting all of our costs and expenses in connection with the derivative litigation, to the plaintiffs in the consolidated securities litigation.

As a result of this settlement, we recorded a $121.3 million gain in our consolidated statement of operations for the year ended December 31, 2008. This gain is comprised of the $100.0 million cash portion of the settlement plus the principal portion of the above referenced loan guarantee.

For additional information, see Note 20, Settlements, to our accompanying consolidated financial statements.

•

As discussed in more detail in Note 20, Settlements, to our accompanying consolidated financial statements, we were involved in a legal dispute regarding the lease of Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts. In 2005, a judgment was entered against us that upheld the landlord’s termination of our lease of these two hospitals and placed us as the manager, rather than the owner, of these two hospitals. Accordingly, our 2006 and 2005 results of operations include only the $4.0 million and $5.4 million management fee we earned for operating these hospitals during the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively. In 2004, the results of operations of these two hospitals were included in our consolidated statements of operations on a gross basis. Our consolidated Net operating revenues and consolidated operating earnings were negatively impacted by approximately $106.3 million and $3.6 million, respectively, (excluding the lease termination gain described below) in 2005 as a result of the change in ownership of these two hospitals. In September 2006, we completed the transition of these two hospitals to the landlord.

Also, as a result of the lease termination associated with the Braintree and Woburn hospitals, we recorded a $30.5 million net gain on lease termination during 2005. This net gain is included in Occupancy costs in our 2005 consolidated statement of operations.

•

Government, class action, and related settlements expense included amounts related to litigation, settlements, and ongoing settlement negotiations with various entities and individuals. In 2008, 2007, and 2006, these amounts are net of an $85.2 million, $24.0 million, and $31.2 million, respectively, reduction to the $215.0 million charge we recorded in 2005 as a result of the final court approval of our settlement in the federal securities class actions and the derivative litigation. These reductions are attributable to the value of our common stock and the associated common stock warrants underlying the settlement as of December 31 of each year. The remainder of the amounts recorded in 2008, 2007, and 2006 related to other settlements, ongoing discussions, and litigation, as discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

In 2005, our Net loss included a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements expense under the then-proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. This settlement was finalized in January 2007, and, as noted above, adjustments were recorded to this liability in 2008, 2007, and 2006. For additional information, see Note 20, Settlements, to our accompanying consolidated financial statements.

•

Significant changes have occurred at HealthSouth since the financial fraud perpetrated by certain members of our prior management team was uncovered. The steps taken to stabilize our business and operations, provide vital management assistance, and coordinate our legal strategy came at significant financial cost. Our Net income (loss) in each year included professional fees associated with professional services to support the preparation of our periodic reports filed with the SEC (excluding 2008), tax preparation and consulting fees for various tax projects, and legal fees for litigation defense and support matters. For years prior to 2006, these fees included costs associated with the reconstruction and restatement of our previously filed consolidated financial statements for the years ended December 31, 2001 and 2000. These fees are included in our statements of operations as Professional fees—accounting, tax, and legal and approximated $44.4 million, $51.6 million, $161.4 million, $169.1 million, and $206.2 million in 2008, 2007, 2006, 2005, and 2004, respectively. See Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for additional information.

•

During 2008, we used the net proceeds from the sale of our corporate campus, the net proceeds from our equity offering, and our federal income tax refund for tax years 2000 through 2003 to reduce our total debt outstanding. As a result of these debt reductions, we allocated a portion of the debt discounts and fees associated with our debt to the debt that was extinguished and expensed debt discounts and fees totaling approximately $3.6 million to Loss on early extinguishment of debt during the year ended December 31, 2008. Our Loss on early extinguishment of debt during 2008 also included $2.3 million of net premiums associated with the redemption of certain bonds. For additional information, see Note 5, Property and Equipment, Note 8, Long-term Debt, Note 10, Shareholders’ Deficit, and Note 17, Income Taxes, to our accompanying consolidated financial statements.

During 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions, as well as the majority of our federal income tax refund for tax years 1996 through 1999 to pay down obligations outstanding under our Credit Agreement. Also during 2007, we used a combination of cash on hand and borrowings under our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016. As a result of these debt reductions, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $25.9 million to Loss on early extinguishment of debt during 2007. The remainder of the amount recorded to Loss on early extinguishment of debt during 2007 related to the premiums associated with the redemption of the 10.75% Senior Notes due 2016 discussed above. For additional information, see Note 8, Long-term Debt, Note 16, Assets Held for Sale and Results of Discontinued Operations, and Note 17, Income Taxes, to our accompanying consolidated financial statements.

During 2006, we recorded an approximate $365.6 million net loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006. For more information regarding these transactions, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

•

As discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements, we entered into an interest rate swap in March 2006 to effectively convert a portion of our variable rate debt to a fixed interest rate. During 2008, 2007, and 2006, we recorded a net loss of approximately $55.7 million, $30.4, million and $10.5 million, respectively, related to the fair value adjustments, quarterly settlements, and accrued interest recorded for the swap.

•

Our Provision for income tax benefit in 2008 primarily resulted from our settlement with the Internal Revenue Service (the “IRS”) for an additional tax claim related to the tax years 1995 through 1999, state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements.

Our Provision for income tax benefit in 2007 primarily resulted from our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued. This benefit resulted from our settlement of all federal income tax issues outstanding with the IRS for the tax years 1996 through 1999 and the Joint Committee on Taxation’s approval of the associated income tax refunds due to the Company. In October 2007, we received a total cash refund of approximately $440 million. See Note 17, Income Taxes, to our accompanying consolidated financial statements.

•

Our Income from discontinued operations in 2007 included a $513.7 million post-tax gain on the divestitures of our surgery centers, outpatient, and diagnostic divisions. For additional information, see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Millions, Except Per Share Data)
Income Statement Data:
Net operating revenues	$ 1,842.4	$ 1,737.5	$ 1,695.5	$ 1,733.7	$ 1,920.5

Salaries and benefits	934.7	863.6	818.6	807.0	904.6
Other operating expenses	268.3	243.8	223.0	255.6	231.1
General and administrative expenses	105.5	127.9	141.3	164.3	82.4
Supplies	108.9	100.3	100.4	102.2	117.8
Depreciation and amortization	83.8	76.2	84.7	88.5	98.6
Impairment of long-lived assets	0.6	15.1	9.7	34.7	30.2
Recovery of amounts due from Richard M. Scrushy	–	–	(47.8)	–	–
Recovery of amounts due from Meadowbrook	–	–	–	(37.9)	–
Gain on UBS Settlement	(121.3)	–	–	–	–
Occupancy costs	49.8	52.4	54.5	11.7	67.0
Provision for doubtful accounts	27.8	33.6	45.3	31.6	38.9
Loss on disposal of assets	2.0	5.9	6.4	11.6	3.3
Government, class action, and related settlements expense	(67.2)	(2.8)	(4.8)	215.0	–
Professional fees—accounting, tax, and legal	44.4	51.6	161.4	169.1	206.2
Loss on early extinguishment of debt	5.9	28.2	365.6	–	–
Interest expense and amortization of debt discounts and fees	159.7	229.8	234.7	234.8	202.6
Other income	(0.1)	(15.5)	(9.4)	(16.5)	(11.9)
Loss on interest rate swap	55.7	30.4	10.5	–	–
Equity in net income of nonconsolidated affiliates	(10.6)	(10.3)	(8.7)	(12.3)	(12.1)
Minority interests in earnings of consolidated affiliates	29.8	31.4	26.3	41.7	31.3
	1,677.7	1,861.6	2,211.7	2,101.1	1,990.0
Income (loss) from continuing operations before income tax
(benefit) expense	164.7	(124.1)	(516.2)	(367.4)	(69.5)
Provision for income tax (benefit) expense	(70.1)	(322.4)	22.4	19.6	(4.5)
Income (loss) from discontinued operations, net of income tax
benefit (expense)	17.6	455.1	(86.4)	(59.0)	(109.5)
Net income (loss)	252.4	653.4	(625.0)	(446.0)	(174.5)
Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(22.2)	–	–
Net income (loss) available to common shareholders	$ 226.4	$ 627.4	$ (647.2)	$ (446.0)	$ (174.5)
Weighted average common shares outstanding:
Basic	83.0	78.7	79.5	79.3	79.3
Diluted	96.4	92.0	90.3	79.6	79.5
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations
available to common shareholders	$ 2.52	$ 2.19	$ (7.05)	$ (4.88)	$ (0.82)
Income (loss) from discontinued operations,
net of tax	0.21	5.78	(1.09)	(0.74)	(1.38)
Net income (loss) per share available to
common shareholders	$ 2.73	$ 7.97	$ (8.14)	$ (5.62)	$ (2.20)
Diluted:
Income (loss) from continuing operations
available to common shareholders	$ 2.44	$ 2.16	$ (7.05)	$ (4.88)	$ (0.82)
Income (loss) from discontinued operations,
net of tax	0.18	4.94	(1.09)	(0.74)	(1.38)
Net income (loss) per share available to
common shareholders	$ 2.62	$ 7.10	$ (8.14)	$ (5.62)	$ (2.20)

	As of December 31,
	2008	2007	2006	2005	2004
	(In Millions)
Balance Sheet Data:
Cash, cash equivalents, and marketable
securities	$ 32.4	$ 19.8	$ 27.2	$ 190.2	$ 425.0

Restricted cash	154.0	63.6	60.3	179.4	190.2

Restricted marketable securities	20.3	28.9	71.1	–	–

Working capital deficit	(63.5)	(333.1)	(381.3)	(235.5)	(3.8)

Total assets	1,998.2	2,050.6	3,360.8	3,595.3	4,084.8

Long-term debt, including current portion	1,814.4	2,042.7	3,376.7	3,360.6	3,428.5

Convertible perpetual preferred stock	387.4	387.4	387.4	–	–

Shareholders’ deficit	(1,169.4)	(1,554.5)	(2,184.6)	(1,540.7)	(1,109.4)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Business –

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injury, spinal cord injury, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting. Our team of highly skilled physicians, nurses, and physical, occupational, and speech therapists utilize the latest in equipment and techniques to return patients to home and work. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to what we believe is a higher level of care and superior outcomes.

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of December 31, 2008, we operated 93 inpatient rehabilitation hospitals (including 3 joint venture hospitals which we account for using the equity method of accounting), 6 freestanding LTCHs, 49 outpatient rehabilitation satellites (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage eight inpatient rehabilitation units and one outpatient satellite through management contracts. Our inpatient hospitals are located in

26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of December 31, 2008, we also had two hospitals in Puerto Rico.

As of December 31, 2007, we operated 94 inpatient rehabilitation hospitals. In the second quarter of 2008, we consolidated our Odessa, Texas inpatient rehabilitation facility into our Midland, Texas inpatient rehabilitation hospital. In the third quarter of 2008, we acquired The Rehabilitation Hospital of South Jersey, as discussed below and in Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements. During the third quarter of 2008, management made the decision to close our hospital in Dallas, Texas, effective October 31, 2008.

Net patient revenue from our hospitals increased 7.5% from 2007 to 2008. Inpatient discharges increased 7.0% from 2007 to 2008. Same store discharges experienced growth of 6.1% from 2007 to 2008. Our results for the year ended December 31, 2008 included an increase in our Medicare reimbursement that was effective October 1, 2007. However, this pricing increase was removed effective April 1, 2008 as part of the pricing roll-back of the 2007 Medicare Act, as discussed in Item 1, Business, and below in this Item. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to our accompanying consolidated financial statements) for 2008 and 2007 were $385.9 million and $148.8 million, respectively. This improvement resulted from our increased revenues year over year. Operating earnings for the year ended December 31, 2008 included gains of $188.5 million associated with Government, class action, and related settlements, including the Gain on UBS Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements).

As discussed in the “Business Outlook” section below and throughout this report, our primary emphasis remains on debt reduction and further deleveraging, especially during this period of global economic uncertainty. In total during 2008, we used approximately $254 million of cash to reduce our total debt outstanding (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). In addition, during February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to our accompanying consolidated financial statements) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (as described in Note 20, Settlements, to our accompanying consolidated financial statements) to pay down long-term debt.

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

2008 Development Activities

We entered 2008 seeking disciplined growth opportunities for our inpatient rehabilitation business in the context of our primary emphasis on debt reduction and further deleveraging. During the year, we completed the following acquisitions (see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements):

•

In July 2008, we purchased The Rehabilitation Hospital of South Jersey, a 34-bed inpatient rehabilitation hospital in Vineland, New Jersey. This transaction added a third New Jersey rehabilitation hospital to our northeast region.

•

In August 2008, we acquired an inpatient rehabilitation unit at the Medical Center of Arlington in Texas. The operations of this unit were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Arlington.

•

In August 2008, we acquired an inpatient rehabilitation hospital in Midland, Texas from Rehabcare Corporation. The operations of this hospital were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Midland/Odessa.

In addition to these acquisitions that are included in our 2008 results of operations, we also commenced the following development projects during the year:

•

In June 2008, a certificate of need was approved that will enable us to establish up to a 40-bed comprehensive medical rehabilitation hospital in Marion County, Florida. The certificate of need has been contested by two competitors in the market and is progressing through the normal Florida certificate of need appeals process. The appeals process is expected to take at least one year, and there can be no assurance regarding the timing or outcome.

•

Our certificate of need application for a new 40-bed rehabilitation hospital in Loudoun County, Virginia was approved on July 30, 2008. We expect to break ground on this site in the first half of 2009.

•	In October 2008, we broke ground on a new, 40-bed freestanding inpatient rehabilitation hospital in Mesa, Arizona, and we expect operations to commence in the third quarter of 2009.

2008 Significant Events

During the first quarter of 2008, we finalized the sale of our corporate campus (see Note 5, Property and Equipment, to our accompanying consolidated financial statements). As part of this transaction, we entered into a lease for office space within the property that was sold. The sale of this property will help us continue to reduce corporate operating expenses going forward. The net proceeds from this transaction were used to reduce amounts outstanding on our revolving credit facility in April 2008 (see Note 2, Liquidity, and Note 8, Long-term Debt, to our accompanying consolidated financial statements).

On June 27, 2008, HealthSouth finalized the issuance and sale of 8.8 million shares of its common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. The Company used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 8, Long-term Debt, to our accompanying consolidated financial statements for additional information regarding use of the net proceeds.

In October 2008, we entered into an agreement, approved by the court on January 13, 2009, with UBS Securities, LLC (“UBS Securities”) to settle litigation filed by the derivative plaintiffs on the Company’s behalf. Under the settlement, $100.0 million in cash previously paid into escrow by UBS Securities and its insurance carriers will be released to us, and we will receive a release of all claims by UBS Securities, including the release and satisfaction of an approximate $31 million judgment in favor of an affiliate of UBS Securities related to a loan guarantee.

Out of the $100.0 million cash settlement proceeds received from UBS Securities and its insurance carriers, we are obligated to pay $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys, and pursuant to the previously disclosed settlement agreements in the consolidated securities litigation, 25% of the net proceeds, after deducting all of our costs and expenses in connection with the derivative litigation, will be paid to plaintiffs in the consolidated securities litigation. See Note 20, Settlements, to our accompanying consolidated financial statements. These funds are expected to be dispersed to the applicable parties during the first quarter of 2009. We intend to use the majority of our net cash proceeds to reduce long-term debt.

In October 2008, we received a total cash refund of approximately $46 million (including interest) attributable to our settlement with the Internal Revenue Service (the “IRS”) for tax years 2000 through 2003. We used the majority of this cash to reduce amounts outstanding under our Credit Agreement. See Note 8, Long-term Debt, and Note 17, Income Taxes, to our accompanying consolidated financial statements.

In the fourth quarter of 2008, we settled federal income tax issues outstanding with the IRS for the tax years 1995 through 1999, and the Joint Committee on Taxation reviewed and approved the associated income tax refund of approximately $42 million (including interest) due to the Company. In February 2009, we received the majority of this cash and used it to pay down long-term debt.

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

An additional element to the 2007 Medicare Act was a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007, or a Medicare pricing “roll-back,” which has resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs. The roll-back is effective from April 1, 2008 until September 30, 2009.

The long-term impact of the freeze at the 60% compliance threshold was positive because it allowed patient volumes to stabilize. In 2008, increased patient volumes from both our focus on standardized sales and marketing efforts and the fact that more patients now have access to our high quality inpatient rehabilitative services offset the negative impact of the pricing roll-back (see this Item, “Results of Operations – Net Operating Revenues”). We expect the negative impact of the pricing roll-back to continue to be offset partially by our volume increases (see this Item, “Business Outlook”).

Key Challenges –

While we met our operational goals in 2008, we continue to face challenges, including:

•

Leverage and Liquidity. Our leverage remains higher than we would like, and it increases our cost of borrowing and decreases our Net income. However, we have made reducing debt a primary strategic focus, and our leverage and liquidity are improving.

During 2008, we used approximately $254 million of cash to reduce our total debt outstanding (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). In addition, during February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to our accompanying consolidated financial statements) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (as described in Note 20, Settlements, to our accompanying consolidated financial statements) to pay down long-term debt.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2008, we had approximately $32.2 million in Cash and cash equivalents, excluding amounts that are restricted due to various obligations we have under lending agreements, partnership agreements, and other arrangements (see Note 1, Summary of Significant Accounting Policies, and Note 3, Cash and Marketable Securities, to our accompanying consolidated financial statements). In addition, as of December 31, 2008, we had approximately $307.3 million available under our revolving credit facility, net of amounts utilized under our revolving letter of credit subfacility. An additional $33.6 million (which represents the letter of credit issued in lieu of a bond in the New York Action, as discussed in Note 20, Settlements, to our accompanying consolidated financial statements) will become available in connection with the court’s implementation of the order approving the final UBS Settlement, which we expect to be completed in the first quarter of 2009.

We have scheduled principal payments of $24.8 million and $22.1 million in 2009 and 2010, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). Our earliest refinancing risk is 2012, when our revolving credit facility expires, and 2013, when our Term Loan Facility matures. The majority of our bonds are not due until 2014 and 2016.

As with any company carrying significant debt, our primary risk relating to our leverage is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio, with the interest coverage ratio being a four consecutive fiscal quarters test. As of December 31, 2008, we were in compliance with the covenants under our Credit Agreement, and we do not envision any violation of these covenants in 2009.

For additional information regarding our leverage and liquidity, see Item 1, Business, the “Liquidity and Capital Resources” section of this Item, and Note 2, Liquidity, and Note 8, Long-term Debt, to our accompanying consolidated financial statements. See also Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for a discussion of risks and uncertainties facing us. As with most companies, changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

•

Reimbursement. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. For example, and as discussed above, while the freeze at the 60% compliance threshold under the 2007 Medicare Act is a long-term positive for us, the pricing roll-back is a short-term negative in 2008 and a portion of 2009. In addition, and as discussed in Item 1, Business, there can be no assurance there will be an increase in Medicare reimbursement pricing upon the expiration of the roll-back period.

Because Medicare comprised approximately 67.2% of our Net operating revenues for the year ended December 31, 2008, single-payor exposure and any potential legislative changes present risks to us. Because we receive a significant percentage of our revenues from Medicare, our inability to achieve continued compliance with the 60% threshold under the 2007 Medicare Act could have a material adverse effect on our financial position, results of operations, and cash flows.

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

•

Staffing. Our operations are dependent on the efforts, abilities, and experience of our professional medical personnel, such as physical therapists, nurses, and other healthcare professionals, and our management. If we are unable to recruit and retain qualified physical therapists, nurses, other medical support personnel, or management, or to control our labor costs, our financial position, results of operations, and cash flows could be adversely impacted.

During 2008, we maintained competitive salary structures while making an investment, in the form of enhanced benefits programs, in our employees in an effort to reduce turnover at our hospitals and attract qualified healthcare professionals to our business. Recruiting and retaining qualified personnel for our hospitals will remain a high priority for the Company on a go-forward basis. However, we must balance our ability to maintain a competitive total compensation package with our goal of being a high quality, low cost provider of inpatient rehabilitation services. See the “Results of Operations – Salaries and Benefits” section of this Item for additional information.

Business Outlook –

As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on the quality of our clinical protocols, our broad base of clinical experience, our ability to create and leverage rehabilitative technology, and our ability to standardize practices and take advantage of efficiencies that result in cost effective, high quality care for our patients.

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

We believe the above assessment of our ability to manage through these difficult economic times is evidenced by our continued volume growth in the latter half of 2008 when our consolidated portfolio yielded same store growth in discharges of approximately 8.1% and 9.7% for the third and fourth quarters of 2008 compared to the same quarters of 2007, respectively. In addition, our Provision for doubtful accounts remained within our stated range of 1.5% to 1.8% of Net operating revenues. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents and the availability of our revolving credit facility. Our earliest refinancing risk is 2012, when our revolving credit facility expires, and 2013, when our Term Loan Facility matures. The majority of our bonds are not due until 2014 and 2016.

In total during 2008, we used approximately $254 million of cash to reduce our total debt outstanding (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). In addition, during February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to our accompanying consolidated financial statements) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (as described in Note 20, Settlements, to our accompanying consolidated financial statements) to pay down long-term debt.

As we reassessed the appropriateness of our strategic outlook during the current economic uncertainty, we took a critical look at our development strategy, especially as it related to de-novo projects. In recognition of changing economic conditions, we will continue to be disciplined in our approach to development opportunities, carefully evaluating these opportunities against our deleveraging priority. For the foreseeable future, reducing our long-term debt will be a key objective. We will continue to pursue bed expansions in existing hospitals as they provide immediate earnings growth, and we will pursue acquisitions and market consolidations where we can do so with minimal initial cash outlays. For any de-novo project we decide to pursue, we will work with third parties willing to assume the majority of the financing risks associated with these projects.

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

As a result of our TeamWorks initiative, we experienced an increase in patient discharges from 2007 to 2008. Over the years, we have developed clinical programs, such as those focusing on stroke and other neurological disorders, and have invested in technology to meet the needs of patients requiring inpatient rehabilitative care. Our sales and marketing efforts implemented as part of the TeamWorks initiative have focused on these programs, which benefit higher acuity patients. Typically, these conditions provide higher net patient revenue per discharge because of the higher level of services and resources required.

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

Our Salaries and benefits grew as a percent of Net operating revenues during 2008 due to various factors, including the increase in the cost of certain benefits provided to our employees. We are actively managing the productive portion of our Salaries and benefits, and we have taken steps to address the non-productive component of these expenses (see this Item, “Results of Operations – Salaries and Benefits”). We expect to see a meaningful improvement in the non-productive component of Salaries and benefits during 2009, as we transitioned into a new benefit year effective January 1, 2009. We continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high quality, low cost provider of inpatient rehabilitative services.

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

Quarter-over-quarter comparisons for the first quarter of 2009 will not be on an equal basis to the prior year due to the Medicare pricing roll-back. The first quarter of 2008 contained a Medicare pricing increase that became effective October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008. In addition, our 2008 year-over-year and quarter-over-quarter comparisons to 2007 were positively impacted by the freeze at the 60% compliance threshold under the 2007 Medicare Act. Prior to the signing of the 2007 Medicare Act on December 29, 2007, many of our hospitals were limiting admissions due to phase-in requirements under the 75% Rule (see Item 1, Business). We believe we can sustain discharge growth of at least 4% annually. See this Item, “Results of Operations – Net Operating Revenues,” for additional information.

In summary, we believe we are well positioned to weather the current economic environment. We do not believe our volumes or bad debt expense will be materially adversely impacted. We plan to continue to use the majority of our excess cash flow to reduce debt. On a go-forward basis, we anticipate we will be able to generate cash flows to fund additional debt reduction and disciplined, opportunistic development activities, which we believe will bring long-term, sustainable growth and returns to our stockholders.

Results of Operations

During 2008, 2007, and 2006, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2008	2007	2006
Medicare	67.2%	67.8%	68.6%
Medicaid	2.2%	2.0%	2.1%
Workers’ compensation	2.1%	2.3%	2.6%
Managed care and other discount plans	19.0%	18.5%	18.5%
Other third-party payors	7.0%	6.3%	5.0%
Patients	0.7%	0.6%	0.4%
Other income	1.8%	2.5%	2.8%
Total	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under the prospective payment system applicable to inpatient rehabilitation facilities (“IRF-PPS”). Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.

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

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to one hospital and one gamma knife radiosurgery center we identified in 2008 that qualified under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as assets held for sale and discontinued operations. We reclassified our consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2007 and 2006 to show the results of those qualifying facilities as discontinued operations.

As discussed in the “Results of Discontinued Operations” section of this Item and Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements, we divested our surgery centers, outpatient, and diagnostic divisions during 2007. Because we did not allocate corporate overhead by division, our operating results for the years ended December 31, 2007 and 2006 reflect overhead costs associated with managing and providing shared services to these divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations.

As discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements, due to the requirements under our Credit Agreement to use the net proceeds from each divestiture to repay obligations outstanding under our Credit Agreement, and in accordance with Emerging Issues Task Force (“EITF”) No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in 2007 and 2006.

From 2006 through 2008, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(In Millions)
Net operating revenues	$ 1,842.4	$ 1,737.5	$ 1,695.5	6.0%	2.5%
Operating expenses:
Salaries and benefits	934.7	863.6	818.6	8.2%	5.5%
Other operating expenses	268.3	243.8	223.0	10.0%	9.3%
General and administrative expenses	105.5	127.9	141.3	(17.5%)	(9.5%)
Supplies	108.9	100.3	100.4	8.6%	(0.1%)
Depreciation and amortization	83.8	76.2	84.7	10.0%	(10.0%)
Impairment of long-lived assets	0.6	15.1	9.7	(96.0%)	55.7%
Recovery of amounts due from
Richard M. Scrushy	–	–	(47.8)	N/A	(100.0%)
Gain on UBS Settlement	(121.3)	–	–	N/A	N/A
Occupancy costs	49.8	52.4	54.5	(5.0%)	(3.9%)
Provision for doubtful accounts	27.8	33.6	45.3	(17.3%)	(25.8%)
Loss on disposal of assets	2.0	5.9	6.4	(66.1%)	(7.8%)
Government, class action, and related
settlements expense	(67.2)	(2.8)	(4.8)	2,300.0%	(41.7%)
Professional fees—accounting, tax,
and legal	44.4	51.6	161.4	(14.0%)	(68.0%)
Total operating expenses	1,437.3	1,567.6	1,592.7	(8.3%)	(1.6%)
Loss on early extinguishment of debt	5.9	28.2	365.6	(79.1%)	(92.3%)
Interest expense and amortization of debt
discounts and fees	159.7	229.8	234.7	(30.5%)	(2.1%)
Other income	(0.1)	(15.5)	(9.4)	(99.4%)	64.9%
Loss on interest rate swap	55.7	30.4	10.5	83.2%	189.5%
Equity in net income of nonconsolidated
affiliates	(10.6)	(10.3)	(8.7)	2.9%	18.4%
Minority interests in earnings of
consolidated affiliates	29.8	31.4	26.3	(5.1%)	19.4%
Income (loss) from continuing operations
before income tax (benefit) expense	164.7	(124.1)	(516.2)	(232.7%)	(76.0%)
Provision for income tax (benefit) expense	(70.1)	(322.4)	22.4	(78.3%)	(1,539.3%)
Income (loss) from continuing operations	234.8	198.3	(538.6)	18.4%	(136.8%)
Income (loss) from discontinued operations,
net of income tax benefit (expense)	17.6	455.1	(86.4)	(96.1%)	(626.7%)
Net income (loss)	$ 252.4	$ 653.4	$ (625.0)	(61.4%)	(204.5%)

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2008	2007	2006
Salaries and benefits	50.7%	49.7%	48.3%
Other operating expenses	14.6%	14.0%	13.2%
General and administrative expenses	5.7%	7.4%	8.3%
Supplies	5.9%	5.8%	5.9%
Depreciation and amortization	4.5%	4.4%	5.0%
Impairment of long-lived assets	0.0%	0.9%	0.6%
Recovery of amounts due from Richard M. Scrushy	0.0%	0.0%	(2.8%)
Gain on UBS Settlement	(6.6%)	0.0%	0.0%
Occupancy costs	2.7%	3.0%	3.2%
Provision for doubtful accounts	1.5%	1.9%	2.7%
Loss on disposal of assets	0.1%	0.3%	0.4%
Government, class action, and related settlements expense	(3.6%)	(0.2%)	(0.3%)
Professional fees—accounting, tax, and legal	2.4%	3.0%	9.5%
Total	78.0%	90.2%	93.9%

Additional information regarding our operating results for the years ended December 31, 2008, 2007, and 2006 is as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
Net patient revenue—inpatient	$ 1,659.5	$ 1,544.0	$ 1,482.9
Net patient revenue—outpatient and other revenues	182.9	193.5	212.6
Net operating revenues	$ 1,842.4	$ 1,737.5	$ 1,695.5

	(Actual Amounts)
Discharges	107,780	100,738	100,469
Outpatient visits	1,228,233	1,319,198	1,441,158
Average length of stay	14.7 days	15.1 days	15.2 days
Occupancy %	66.3%	63.5%	64.8%
# of licensed beds	6,543	6,573	6,460
Full-time equivalents*	15,580	15,406	15,549

*

Excludes 410, 565, and 685 full-time equivalents for the years ended December 31, 2008, 2007, and 2006, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

In the discussion that follows, we use “same store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same store comparisons based on hospitals open throughout both the full current period and throughout the full prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.8%, 2.5%, and 2.8% of consolidated Net operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

While our Net operating revenues are being negatively impacted by the pricing roll-back that is part of the 2007 Medicare Act (the pricing roll-back is effective from April 1, 2008 until September 30, 2009), our TeamWorks initiative is producing results that yielded an increase in patient discharges in each quarter of 2008.

	Cumulative # of	% Increase in Discharges for All Hospitals
	Hospitals with TeamWorks	Quarter-Over-Quarter	Year-Over-Year
Q1 2008	44	2.6%	2.6%
Q2 2008	76	5.6%	4.1%
Q3 2008	92	9.3%	5.8%
Q4 2008	93	10.6%	7.0%

Net patient revenue from our hospitals benefited from three acquisitions in the third quarter of 2008. See Item 1, Business, this Item, “Executive Overview,” and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Net patient revenue from our hospitals was 7.5% higher for the year ended December 31, 2008 than 2007. As shown in the above table, we experienced a 7.0% year-over-year increase in patient discharges primarily as a result of our TeamWorks initiative. Same store discharges were 6.1% higher in 2008 than in 2007.

Based on industry data published through the Uniform Data System for Medical Rehabilitation (the “UDS”) for the third quarter of 2008, our inpatient rehabilitation hospitals continued to grow their market share in 2008. This industry information, as reported through the UDS under the presumptive method on a quarter lag, showed 5.7% case growth by HealthSouth during the nine months ended September 30, 2008 compared to an average 0.7% case growth for UDS industry sites (including HealthSouth). Medicare compliant cases are expected to grow approximately 2% per year for the foreseeable future. We believe we can sustain discharge growth of at least 4% annually.

Decreased outpatient volumes in 2008 compared to 2007 resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. We also made the decision to staff our inpatient rehabilitation hospitals in lieu of some of our outpatient satellites due to staffing shortages. As of December 31, 2008, we operated 49 outpatient satellites, while as of December 31, 2007, we operated 60 outpatient satellites. Strong unit pricing and the closure of underperforming satellites resulted in higher net patient revenue per visit in 2008 compared to 2007. We continuously monitor the performance of our outpatient satellites and will take appropriate action with respect to underperforming facilities, including closure.

Net patient revenue from our hospitals was 4.1% higher for the year ended December 31, 2007 than 2006. The increase was primarily attributable to an increase in our patient case mix index and compliant case growth, both of which increased our revenue per discharge. Inpatient volumes during 2007 were relatively flat compared to 2006 due primarily to nine hospitals that moved from a 60% compliance threshold to a 65% compliance threshold under the 75% Rule on July 1, 2007. Discharges for the year were also negatively impacted by 16 of our hospitals that moved from a 50% compliance threshold to a 60% compliance threshold under the 75% Rule on June 1, 2006.

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

Quarter-over-quarter comparisons for the first quarter of 2009 will not be on an equal basis to the prior year due to the Medicare pricing roll-back. The first quarter of 2008 contained a Medicare pricing increase that became effective October 1, 2007 but was “rolled back” from our Medicare reimbursement on April 1, 2008. In addition, our 2008 year-over-year and quarter-over-quarter comparisons to 2007 were positively impacted by the freeze at the 60% compliance threshold under the 2007 Medicare Act. Prior to the signing of the 2007 Medicare Act on December 29, 2007, many of our hospitals were limiting admissions due to phase-in requirements under the 75% Rule (see Item 1, Business).

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits grew as a percent of Net operating revenues during 2008 due to various factors: additional employees needed as a result of additional volumes, costs associated with recruiting, training, and orienting these new employees, annual merit increases, and increases in the cost of benefits provided to our employees.

We are actively managing the productive portion of our Salaries and benefits. To manage our productivity, we utilize certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the years ended December 31, 2008 and 2007, our EPOB was 3.63 and 3.73, respectively, or a year-over-year improvement of 2.7%.

While we successfully managed our productivity in 2008, non-productive factors contributed to the year-over-year increase in Salaries and benefits. First, as reported previously, on October 1, 2007, we gave merit increases, which averaged 3.7%, to most of our employees and adjusted certain salary ranges in select markets. We also received a Medicare pricing adjustment at the same time. However, this Medicare increase was eliminated on April 1, 2008, which had the effect of increasing Salaries and benefits as a percent of Net operating revenues in 2008. As it is routine to provide merit increases to our employees on October 1 of each year, which normally coincides with our annual Medicare pricing adjustment, we provided an approximate 3.0% merit increase to our employees effective October 1, 2008.

Second, as also previously reported, in an effort to improve retention and reduce turnover at our hospitals, we enhanced certain benefits effective January 1, 2008. In addition to these enhancements, we consolidated numerous paid-time-off (“PTO”) plans across our hospitals, which led to increased PTO for many of our employees. We have addressed our comprehensive benefits package and made refinements that will allow us to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high quality, low cost provider of inpatient rehabilitative services. Such refinements included, but were not limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our PTO program. The majority of changes to these benefit plans became effective January 1, 2009.

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

Salaries and benefits also increased from 2006 to 2007. Annual merit increases given to employees in October 2007 contributed to the increase. In addition, shortages of therapists and nurses caused us to raise salaries to retain current employees and to increase our utilization of higher-priced contract labor to properly care for our patients in 2007. Finally, as a result of our efforts to comply with the 75% Rule, we treated higher acuity patients in 2007 than in 2006, which resulted in increased labor costs.

Our staffing priority is always to effectively treat our patients and to continue achieving the excellence in clinical outcomes that differentiates us from our competitors. We have addressed the non-productive component of our Salaries and benefits, and we will continue to actively manage the productive component. We expect to see a meaningful improvement in the non-productive component of Salaries and benefits during 2009, as we have now transitioned into a new benefit year.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, professional fees, insurance, and repairs and maintenance.

In 2008, 2007, and 2006, we experienced a reduction in self-insurance costs due to revised actuarial estimates that resulted from current claims history, industry-wide loss development trends, and our exit from businesses that were more claims intensive. These reductions are primarily included in Other operating expenses in our consolidated statements of operations for the years ended December 31, 2008, 2007, and 2006. See Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” for additional information.

Other operating expenses were higher during 2008 than in 2007 primarily due to increased patient volumes, repairs and maintenance expenses associated with the refurbishment of some of our aging hospitals, and costs associated with the implementation of our TeamWorks initiative. We are also experiencing increased utility costs.

Other operating expenses were higher in 2007 than in 2006 due to professional fees associated with our TeamWorks initiative. Also, as discussed in more detail in Note 19, Related Party Transactions, to our accompanying consolidated financial statements, Other operating expenses for the year ended December 31, 2006 included a $6.3 million gain related to the repayment of a formerly fully reserved note receivable from Source Medical Solutions, Inc. (“Source Medical”).

While we are taking steps to address these rising costs, because our payor mix is heavily weighted toward Medicare, we will be challenged in managing these rising costs as a percent of Net operating revenues, given the Medicare pricing roll-back that became effective April 1, 2008 and remains effective through September 30, 2009.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal audit and controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses include the salaries and benefits of 410, 565, and 685 full-time equivalents for the years ended December 31, 2008, 2007, and 2006, respectively, who perform these administrative functions. These expenses also include all stock-based compensation expenses recorded in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment.

As discussed in the “Results of Discontinued Operations” section of this Item and Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements, we divested our surgery centers, outpatient, and diagnostic divisions during 2007. Because we did not allocate corporate overhead by division, our operating results for the years ended December 31, 2007 and 2006 reflect overhead costs associated with managing and providing shared services to these divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations.

Our General and administrative expenses were lower in 2008 compared to 2007 due primarily to the right-sizing of our corporate departments following the divestitures of our surgery centers, outpatient, and diagnostic divisions. The reduction in General and administrative expenses resulting from our divestiture transactions was partially offset by rent expense associated with the sale of our corporate campus and subsequent leasing of our corporate office space within the same property that was sold.

Our General and administrative expenses were lower in 2007 compared to 2006 due also to the divestitures of our surgery centers, outpatient, and diagnostic divisions in the second and third quarters of 2007. The reduction in General and administrative expenses resulting from our divestiture transactions was offset by our investment in a development function and costs associated with installing new accounting systems. Also, given the uncertainty surrounding our repositioning efforts in the first half of 2007, we experienced attrition of corporate employees who supported our surgery centers, outpatient, and diagnostic divisions. As this attrition occurred, we chose to utilize higher-priced contract labor to temporarily fill certain corporate positions rather than hiring new employees to fill the open positions.

We continue to monitor our General and administrative expenses for opportunities to improve our financial results. Our targeted level of General and administrative expenses (excluding stock compensation expense) is 4.75% of Net operating revenues.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items.

The increase in Supplies expense from 2007 to 2008 was due primarily to an increase in the number of patients treated. We are also experiencing increased pricing related to supplies, especially pharmaceutical costs.

While Supplies expense did not change significantly in terms of dollars from 2006 to 2007, it did decrease as a percent of Net operating revenues year over year. This decrease was due to our supply chain management efforts and our increasing revenue base.

While we are taking steps to address these rising costs, because our payor mix is heavily weighted toward Medicare, we will be challenged in managing these rising costs as a percent of Net operating revenues, given the Medicare pricing roll-back that became effective April 1, 2008 and remains effective through September 30, 2009.

Depreciation and Amortization

The increase in Depreciation and amortization for the year ended December 31, 2008 compared to 2007 primarily resulted from the sale of our corporate campus during the first quarter of 2008. We sold our corporate campus to Daniel Corporation (“Daniel”) on March 31, 2008. In accordance with FASB Statement No. 144, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the first quarter of 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the net proceeds received on the transaction’s closing date. The year-over-year impact of this acceleration of depreciation approximated $10.0 million.

The increase in depreciation associated with the sale of our corporate campus was offset by a general decrease in Depreciation and amortization due to the decreased depreciable base of our assets due to the level of our capital expenditures over the past few years. The decrease in the depreciable base of our assets also resulted in the decrease in Depreciation and amortization from 2006 to 2007.

As a result of our development activities, as discussed in Note 1, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, to our accompanying consolidated financial statements, we expect our depreciation and amortization charges to increase going forward.

Impairment of Long-Lived Assets

During 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets.

During 2007, we recognized long-lived asset impairment charges of $15.1 million. Approximately $14.5 million of these charges related to the Digital Hospital (as defined in Note 5, Property and Equipment, to our accompanying consolidated financial statements). On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. We wrote the Digital Hospital down by $14.5 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement which Trammell Crow exercised. As discussed earlier in this Item and in Note 5, Property and Equipment, to our accompanying consolidated financial statements, we sold our corporate campus to Daniel on March 31, 2008.

During 2006, we recognized long-lived asset impairment charges of $9.7 million. Approximately $8.6 million of these charges related to the Digital Hospital and represented the excess of costs incurred during the construction of the Digital Hospital over the estimated fair value of the property, including the River Point facility, a 60,000 square foot office building which shares the construction site. The impairment of the Digital Hospital in 2006 was determined using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios.

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

Gain on UBS Settlement

In October 2008, we entered into an agreement, approved by the court in January 2009, with UBS Securities to settle litigation filed by the derivative plaintiffs on the Company’s behalf. Under the settlement, $100.0 million in cash previously paid into escrow by UBS Securities and its insurance carriers will be released to us, and we will receive a release of all claims by UBS Securities, including the release and satisfaction of an approximate $31 million judgment in favor of an affiliate of UBS Securities related to a loan guarantee.

Out of the $100.0 million cash settlement proceeds received from UBS Securities and its insurance carriers, we are obligated to pay $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys and 25% of the net proceeds, after deducting all of our costs and expenses in connection with the derivative litigation, to the plaintiffs in the consolidated securities litigation. See this Item, “Results of Operations – Government, Class Action, and Related Settlements Expense” and “Results of Operations – Professional Fees – Accounting, Tax, and Legal,” for additional information related to these accruals.

As a result of this settlement, we recorded a $121.3 million gain in our consolidated statement of operations for the year ended December 31, 2008. This gain is comprised of the $100.0 million cash portion of the settlement plus the principal portion of the above referenced loan guarantee.

For additional information, see Note 20, Settlements, to our accompanying consolidated financial statements.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. These costs did not change significantly in the periods presented.

Provision for Doubtful Accounts

As disclosed previously, we completed the installation of new collections software in the latter half of 2006. Distractions associated with the installation of this new software negatively impacted collection activity during 2006. Starting in the third quarter of 2007, our Provision for doubtful accounts as a percent of Net operating revenues became more reflective of the benefits we are seeing from the new collections software, as well as the standardization of certain business office processes. This positive trend continued in 2008.

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

Government, Class Action, and Related Settlements Expense

In 2005, we recorded a $215 million charge, to be paid in the form of common stock and common stock warrants, associated with the then-proposed settlement with the lead plaintiffs in the federal securities class action and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. In January 2007, the proposed settlement received final court approval, and, based on the value of our common stock and the associated common stock warrants on the date the settlement was approved, we reduced this liability by approximately $31.2 million as of December 31, 2006. Based on the value of our common stock and the associated common stock warrants as of December 31, 2008 and 2007, we reduced this liability by an additional $85.2 million and $24.0 million during the years ended December 31, 2008 and 2007, respectively. The reductions in each year are included in Government, class action, and related settlements expense in our consolidated statements of operations. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued.

Government, class action, and related settlements expense also included a net charge of approximately $18.0 million during 2008 for certain settlements and indemnification obligations. These obligations primarily related to amounts owed to the derivative plaintiffs in our securities litigation settlement as a result of the UBS Settlement discussed in Note 20, Settlements, to our accompanying consolidated financial statements. As discussed in that note, the derivative plaintiffs are entitled to 25% of any net recoveries from judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy, Ernst & Young LLP, and UBS Securities.

Government, class action, and related settlements expense in 2007 included a charge of approximately $14.2 million associated with a final settlement with the Office of Inspector General of the United States Department of Health and Human Services related to certain self-disclosures. Government, class action, and related settlements expense also included a net charge of approximately $7.0 million during 2007 for certain settlements and other settlement negotiations that were ongoing as of December 31, 2007.

Government, class action, and related settlements expense for the year ended December 31, 2006 included a $1.0 million charge related to our Employee Retirement Income Security Act of 1974 (“ERISA”) litigation and a $5.7 million charge to settle disputes related to our former Braintree and Woburn hospitals. Government, class action, and related settlements expense for 2006 also included a $4.0 million charge related to our agreement with the United States to settle civil allegations brought in federal False Claims Act lawsuits regarding alleged improper billing practices relating to certain orthotic and prosthetic devices. In addition, Government, class action, and related settlements expense for 2006 included a $3.0 million charge related to a payment made to the U.S. Postal Inspection Services Consumer Fraud Fund in connection with the execution of the non-prosecution agreement reached with the United States Department of Justice. These expenses for 2006 also included charges of approximately $12.7 million for certain settlements and other settlement negotiations that were ongoing as of December 31, 2006.

For additional information regarding these settlements, ongoing discussions, and litigation, see Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Professional Fees—Accounting, Tax, and Legal

Professional fees—accounting, tax, and legal for the year ended December 31, 2008 related primarily to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. Specifically, these fees included the $26.2 million of fees and expenses awarded to the derivative plaintiffs’ attorneys as part of the UBS Settlement discussed in Note 20, Settlements, to our accompanying consolidated financial statements. This amount will be paid from the escrow account designated by the UBS Settlement and funded by the applicable UBS entities and their insurance carriers (see Note 1, Summary of Significant Accounting Policies, “Restricted Cash,” to our accompanying consolidated financial statements).

Professional fees—accounting, tax, and legal for the year ended December 31, 2007 related primarily to income tax consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 to 2003), legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues, and consulting fees associated with support received during our divestiture activities.

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

See Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.

At this time, we expect to incur approximately $15 million of Professional fees – accounting, tax, and legal during 2009.

Loss on Early Extinguishment of Debt

As discussed in Note 8, Long-term Debt, to our accompanying consolidated financial statements, during 2008, we used the net proceeds from the sale of our corporate campus, our equity offering, and our income tax refund, as well as available cash, to pay down long-term debt. As a result of these pre-payments and bond redemptions, we allocated a portion of the debt discounts and fees associated with this debt to the debt that was extinguished and expensed debt discounts and fees totaling approximately $3.6 million to Loss on early extinguishment of debt during the year ended December 31, 2008. Our Loss on early extinguishment of debt for the year ended December 31, 2008 also included $2.3 million of net premiums associated with our redemption of a portion of our 10.75% Senior Notes due 2016 and Floating Rate Senior Notes due 2014.

During 2007, we used the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements), as well as the majority of our federal income tax refund (see Note 17, Income Taxes, to our accompanying consolidated financial statements), to pay down obligations outstanding under our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements). Also during 2007, we used a combination of cash on hand and borrowings under our revolving credit facility to redeem approximately $59.1 million of our 10.75% Senior Notes due 2016. As a result of these pre-payments, we allocated a portion of the debt discounts and fees associated with these agreements to the debt that was extinguished and wrote off debt discounts and fees totaling approximately $25.9 million to Loss on early extinguishment of debt during the year ended December 31, 2007. The remainder of the amount recorded to Loss on early extinguishment of debt during 2007 related to the premiums associated with the redemption of the 10.75% Senior Notes due 2016 discussed above.

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

Interest Expense and Amortization of Debt Discounts and Fees

As discussed earlier in this Item and in Note 8, Long-term Debt, to our accompanying consolidated financial statements, due to the requirements under our Credit Agreement to use the net proceeds from the 2007 divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with EITF Issue No. 87-24, we allocated interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in 2007 and 2006. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations for both continuing and discontinued operations:

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
Continuing operations:
Interest expense	$ 153.2	$ 222.0	$ 216.4
Amortization of debt discounts	0.6	0.6	1.4
Amortization of consent fees/bond issue costs	1.9	2.0	6.3
Amortization of loan fees	4.0	5.2	10.6
Total interest expense and amortization of debt
discounts and fees for continuing operations	159.7	229.8	234.7
Interest expense for discontinued operations	1.7	45.5	103.0
Total interest expense and amortization of debt discounts
and fees	$ 161.4	$ 275.3	$ 337.7

The discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations.

Total Interest expense and amortization of debt discounts and fees decreased by $113.9 million from 2007 to 2008. Approximately $77.1 million of this decrease was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt, as well as the use of the proceeds from the sale of our corporate campus, our equity offering, and additional income tax refund received in 2008 to reduce total debt outstanding (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). The remainder of the decrease was due primarily to a decrease in our average interest rate from 2007 to 2008. Our average interest rate was approximately 9.9% in 2007 compared to an average rate of approximately 8.0% in 2008. Interest expense and amortization of debt discounts and fees for 2008 also included the reversal of approximately $9.4 million of accrued interest related to the loan guarantee discussed in Note 20, Settlements, “UBS Litigation Settlement,” to our accompanying consolidated financial statements.

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

Other Income

Other income is generally comprised of interest income and realized gains and losses associated with our marketable securities and other investments.

In 2008, Other income included approximately $3.3 million of interest income offset by realized losses, including impairment charges of approximately $1.8 million, associated with our marketable securities and certain other cost method investments.

During 2007, we sold our remaining investment in Source Medical to Source Medical and recorded a gain on sale of approximately $8.6 million, which is included in Other income. See Note 19, Related Party Transactions, to our accompanying consolidated financial statements for more information on Source Medical. As a result of this transaction, we have no further affiliation or material related-party contracts with Source Medical.

In 2006, Other income included $5.0 million of post-judgment interest recorded on our recovery of incentive bonuses from Mr. Scrushy, as discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements.

Loss on Interest Rate Swap

Our Loss on interest rate swap in each year represents amounts recorded related to the fair value adjustments, quarterly settlements, and accrued interest recorded for our $1.1 billion interest rate swap that is not designated as a hedge under the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loss recorded in each year presented represents the change in the market’s expectations for interest rates over the remaining term of our swap agreement. To the extent the expected LIBOR rates increase, we will record gains. When expected LIBOR rates decrease, we will record losses. During the year ended December 31, 2008, we made net cash settlement payments of approximately $20.7 million to our counterparties under this interest rate swap agreement. During the year ended December 31, 2007, we received net cash settlements of approximately $3.2 million from our counterparties under this interest rate swap agreement. For additional information regarding this interest rate swap, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. This swap was designated as a cash flow hedge under the guidance in FASB Statement No. 133 and does not impact the line item Loss on interest rate swap. The effective portion of changes in the fair value of this cash flow hedge is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings. See Note 8, Long-term Debt, to our accompanying consolidated financial statements for additional information.

Minority Interests in Earnings of Consolidated Affiliates

Minority interests in earnings of consolidated affiliates represent the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in Minority interests in earnings of consolidated affiliates are primarily driven by the financial performance of the applicable hospital population each year.

Income (Loss) from Continuing Operations Before Income Tax (Benefit) Expense

Our Income (loss) from continuing operations before income tax (benefit) expense (“pre-tax income (loss) from continuing operations”) for 2008 and 2007 included net gains of $188.5 million and $2.8 million, respectively, related to Government, class action, and related settlements expense, including the gain on the UBS Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements). It also included losses of $55.7 million and $30.4 million, respectively, associated with our interest rate swap that is not designated as a hedge (see Note 8, Long-term Debt, to our accompanying consolidated financial statements). Excluding these items, the year-over-year improvement in pre-tax income from continuing operations resulted from an increase in Net operating revenues and a decrease in interest expense.

In addition to amounts related to Government, class action, and related settlements expense and our interest rate swap that is not designated as a hedge, our pre-tax loss from continuing operations for 2006 also included a $365.6 million Loss on early extinguishment of debt related primarily to our private offering of senior notes in June 2006 and a series of recapitalization transactions in the first quarter of 2006. The decrease in our pre-tax loss from continuing operations from 2006 to 2007 resulted primarily from a reduction in General and administrative expenses and decreased professional fees.

Our pre-tax loss from continuing operations for the year ended December 31, 2007 included an $8.6 million gain related to the sale of our remaining investment in Source Medical (see Note 19, Related Party Transactions, to our accompanying consolidated financial statements).

Provision for Income Tax (Benefit) Expense

The change in our Provision for income tax (benefit) expense from 2007 to 2008, as well as from 2006 to 2007, was due primarily to the recovery of federal income taxes, and related interest, for tax years 1996 through 1999 during 2007, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements.

Our Provision for income tax benefit in 2008 included the following: (1) current income tax expense of approximately $15.0 million attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the IRS for the tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return, and (2) deferred income tax expense of approximately $3.7 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $88.8 million primarily attributable to our settlement with the IRS for an additional tax claim related to the tax years 1995 through 1999, state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements.

Impact of Inflation

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. While we believe the current economic climate may help to moderate wage increases in the near term, there can be no guarantee we will not experience continued increases in the cost of labor, as the need for clinical workers is expected to grow. In addition, suppliers pass along rising costs to us in the form of higher prices. More specifically, and as noted above, we are experiencing increased pricing related to supplies, especially pharmaceutical costs, and other operating expenses. Although we cannot predict our ability to cover future cost increases, we believe that through adherence to cost containment policies and labor and supply management, the effects of inflation on future operating results should be manageable.

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

Relationships and Transactions with Related Parties

Related party transactions are not material to our operations, and therefore, are not presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2008, 2007, and 2006, information regarding the relationship or transaction(s) have been included within this Item. For additional information, see Note 19, Related Party Transactions, to our accompanying consolidated financial statements.

Results of Discontinued Operations

During the year ended December 31, 2008, we identified one hospital and one gamma knife radiosurgery center that qualified under FASB Statement No. 144 to be reported as held for sale and discontinued operations. For these facilities, we reclassified our consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our consolidated statements of operations and statements of cash flows for the years ended December 31, 2007 and 2006 to show the results of these qualifying facilities as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006
HealthSouth Corporation:
Net operating revenues	$ 15.4	$ 39.1	$ 99.6
Costs and expenses	16.2	39.5	114.0
Impairments	10.0	–	2.1
Loss from discontinued operations	(10.8)	(0.4)	(16.5)
(Loss) gain on disposal of assets of discontinued operations	(0.2)	1.6	(6.9)
Income tax (expense) benefit	(0.1)	0.2	(0.3)
Income (loss) from discontinued operations, net of tax	$ (11.1)	$ 1.4	$ (23.7)
Surgery Centers:
Net operating revenues	$ 10.7	$ 381.7	$ 746.3
Costs and expenses	7.5	359.6	774.3
Impairments	1.2	4.8	2.4
Income (loss) from discontinued operations	2.0	17.3	(30.4)
Gain on disposal of assets of discontinued operations	0.2	1.9	17.3
Gain on divestiture of division	19.3	314.9	–
Income tax benefit (expense)	3.8	18.4	(18.1)
Income (loss) from discontinued operations, net of tax	$ 25.3	$ 352.5	$ (31.2)
Outpatient:
Net operating revenues	$ 1.6	$ 127.3	$ 329.8
Costs and expenses	(4.6)	110.1	321.5
Impairments	–	0.2	1.0
Income from discontinued operations	6.2	17.0	7.3
(Loss) gain on disposal of assets of discontinued operations	–	(1.3)	0.3
Gain on divestiture of division	–	145.3	–
Income tax expense	–	(16.0)	(0.4)
Income from discontinued operations, net of tax	$ 6.2	$ 145.0	$ 7.2
Diagnostic:
Net operating revenues	$ 1.1	$ 92.0	$ 197.8
Costs and expenses	2.7	97.2	237.8
Impairments	0.6	33.2	4.5
Loss from discontinued operations	(2.2)	(38.4)	(44.5)
Gain on disposal of assets of discontinued operations	–	2.9	5.9
Loss on divestiture of division	(0.6)	(8.3)	–
Income tax expense	–	–	(0.1)
Loss from discontinued operations, net of tax	$ (2.8)	$ (43.8)	$ (38.7)
Total:
Net operating revenues	$ 28.8	$ 640.1	$ 1,373.5
Costs and expenses	21.8	606.4	1,447.6
Impairments	11.8	38.2	10.0
Loss from discontinued operations	(4.8)	(4.5)	(84.1)
Gain on disposal of assets of discontinued operations	–	5.1	16.6
Gain on divestiture of divisions	18.7	451.9	–
Income tax benefit (expense)	3.7	2.6	(18.9)
Income (loss) from discontinued operations, net of tax	$ 17.6	$ 455.1	$ (86.4)

As discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements, due to the requirements under our Credit Agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our Credit Agreement, and in accordance with EITF Issue No. 87-24, we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in 2007 and 2006.

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of the following hospitals: Birmingham Medical Center (sold in March 2006); Cedar Court hospital in Australia (sold in October 2006 as we divested our international operations); Central Georgia Rehabilitation Hospital (lease expired on September 30, 2006 and was not extended); Union LTCH (closed in February 2007); Alexandria LTCH (sold in

May 2007); Winnfield LTCH (sold in August 2007); Terre Haute LTCH (closed in August 2007); and Dallas Medical Center (closed in October 2008). These results also included the operations of our electro-shock wave lithotripter units (sold in June 2007) and our gamma knife radiosurgery center in Texas (lease expired in July 2008). The decrease in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual sale or closure of these hospitals and facilities.

During 2008, we recorded impairment charges of $10.0 million. The majority of these charges related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an evaluation of current real estate market conditions in the applicable area.

The net loss on disposal of assets in 2006 was primarily the result of our sale of the Birmingham Medical Center and lease termination fees associated with certain properties adjacent to the Birmingham Medical Center.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. In August and November 2007, we received approval and transferred the applicable facilities in Connecticut and Rhode Island, respectively, and on January 28, 2008, we received approval for the change in control of five of the six Illinois facilities. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of December 31, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of December 31, 2008.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of approximately $19.3 million as of December 31, 2008. We expect to record an additional gain of approximately $10 million to $16 million for the one facility that remains pending in Illinois. For additional information, see Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements.

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

The change in operating results for this division for all periods presented resulted from the divestiture of the division on May 1, 2007, as discussed previously. Amounts included in income from discontinued operations of our outpatient division for the year ended December 31, 2008 related to the expiration of a contingent liability associated with a prior contractual agreement associated with the division.

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

The change in operating results for this division for all periods presented resulted from the divestiture of the division on July 31, 2007, as discussed previously. During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division as of December 31, 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash from operations, and Revolving Loans under our Credit Agreement (as defined in Note 8, Long-term Debt, to our accompanying consolidated financial statements).

During 2008, we continued to make progress in improving our leverage and liquidity. With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 to reduce amounts outstanding under our Credit Agreement. In total during 2008, we used approximately $254 million of cash to reduce our total debt outstanding. However, due to the addition of two capital leases for hospitals, our total net debt reduction approximated $228 million during 2008. See Note 5, Property and Equipment, Note 8, Long-term Debt, Note 10, Shareholders’ Deficit, and Note 17, Income Taxes, to our accompanying consolidated financial statements for additional information related to these transactions.

In addition, during February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to our accompanying consolidated financial statements) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (as described in Note 20, Settlements, to our accompanying consolidated financial statements) to pay down long-term debt.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2008, we had approximately $32.2 million in Cash and cash equivalents. This amount excludes approximately $154.0 million in Restricted cash and $20.3 million of Restricted marketable securities. As of December 31, 2008, Restricted cash included approximately $97.9 million related to the UBS Settlement (see Note 20, Settlements, to our accompanying consolidated financial statements). This amount was transferred to us in December 2008, with an additional $2.1 million related to this settlement transferred to us in January 2009, from UBS Securities and its insurance carriers and held in escrow pending the court’s implementation of the final court order entered on January 13, 2009. These funds are expected to be dispersed to the applicable parties during the first quarter of 2009. As noted above, we intend to use the majority of our net cash proceeds from this settlement (see discussion related to amounts owed to the derivative plaintiffs’ attorneys and the plaintiffs in the consolidated securities litigation in Note 20, Settlements, to our accompanying consolidated financial statements) to reduce long-term debt outstanding. The remainder of our Restricted cash pertains to various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company.

Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided. During the fourth quarter of 2008, we made a $40 million draw on the revolving credit facility and issued letters of credit under its subfacility without incident. The draw was used for general corporate purposes. In light of the current global economic situation, we have evaluated, to the extent practicable, our exposure to financial services counterparties to whom we have material exposure. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative inputs. In addition, we do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

We have scheduled principal payments of $24.8 million and $22.1 million in 2009 and 2010, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to our accompanying consolidated financial statements).

Our primary loan covenants include a leverage ratio and an interest coverage ratio, with the interest coverage ratio being a four consecutive fiscal quarters test. As of December 31, 2008, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

Our primary sources of funding are cash flows from operations and borrowings under long-term debt agreements. Over the past three years, our funds were used primarily to service debt, fund working capital requirements, make capital expenditures, and make payments under various settlement agreements. With the payments due under various settlement agreements now behind us, we can redirect our funds elsewhere, including the further reduction of debt.

The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2008, 2007, and 2006, as well as the effect of exchange rates for those same years (in millions):

	As of December 31,
	2008	2007	2006
Net cash provided by (used in) operating activities	$ 227.2	$ 230.6	$ (129.6)
Net cash (used in) provided by investing activities	(40.0)	1,184.5	61.9
Net cash used in financing activities	(176.0)	(1,436.6)	(69.8)
Effect of exchange rate changes on cash and cash
equivalents	0.8	0.1	0.1
Increase (decrease) in cash and cash equivalents	$ 12.0	$ (21.4)	$ (137.4)

2008 Compared to 2007

Operating activities. Net cash provided by operating activities in 2008 and 2007 included federal income tax refunds of approximately $46 million and $440 million, respectively. If we exclude these cash refunds in each year, our Net cash provided by (used in) operating activities becomes $181.2 million and ($209.4) million, respectively, or a year-over-year improvement of $390.6 million. Net cash provided by operating activities increased year over year due to the increase in Net operating revenues, as discussed above, a decrease in cash interest expense, as discussed above, and a decrease in cash settlement payments related primarily to our Medicare Program Settlement negotiated in 2004 and our SEC Settlement negotiated in 2005. The year ended December 31, 2008 included cash settlement payments of $7.4 million related primarily to our settlement with the United States Department of Health and Human Services Office of Inspector General negotiated in 2007. For additional information related to these settlements, see Note 20, Settlements, to our accompanying consolidated financial statements.

Investing activities. The decrease in Net cash provided by investing activities was due to the cash proceeds received from the divestitures of our surgery centers, outpatient, and diagnostic divisions during 2007. See this Item, “Results of Discontinued Operations,” and Note 16, Assets Held for Sale and Results of Discontinued Operations, to our accompanying consolidated financial statements. Net cash used in investing activities for 2008 included $39.2 million in expenditures associated with our development activities, including $6.4 million of capital expenditures associated with land purchases for de novo projects. See Note 1, Summary of Significant Accounting Policies, and Note 6, Goodwill and Other Intangible Assets, to our accompanying consolidated financial statements.

Financing activities. The decrease in Net cash used in financing activities was due to the use of the cash proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to reduce debt outstanding under our Credit Agreement during 2007. During 2008, we made approximately $254.2 million of net debt payments. During 2007, we made approximately $1.3 billion of net debt payments. The net debt payments made during 2008 primarily resulted from the sale of our corporate campus in March 2008, the net proceeds from our June 2008 equity offering, and our federal income tax recovery in October 2008. For additional information, see Note 5,

Property and Equipment, Note 8, Long-term Debt, Note 10, Shareholders’ Deficit, and Note 17, Income Taxes, to our accompanying consolidated financial statements.

2007 Compared to 2006

Operating activities. Net cash provided by operating activities increased by $360.2 million from 2006 to 2007. This increase resulted from higher Net operating revenues and lower operating expenses year over year. Specifically, we experienced a $109.8 million reduction in Professional fees—accounting, tax, and legal from 2006 to 2007. In addition, and as discussed above, we received a $440 million federal income tax recovery in October 2007 (see Note 17, Income Taxes, to our accompanying consolidated financial statements). Net cash provided by operating activities in 2007 and 2006 also included payments of approximately $171.4 million and $132.8 million, respectively, related to government, class action, and related settlements.

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

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our Credit Agreement, which is discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA all unusual non-cash items or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements, (5) compensation expenses recorded in accordance with FASB Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income (loss).

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

Our Adjusted Consolidated EBITDA for the years ended December 31, 2008, 2007, and 2006 was as follows (in millions):

Reconciliation of Net Income (Loss) to Adjusted Consolidated EBITDA

	For the Year Ended December 31,
	2008	2007	2006
Net income (loss)	$ 252.4	$ 653.4	$ (625.0)
(Income) loss from discontinued operations	(17.6)	(455.1)	86.4
Provision for income tax (benefit) expense	(70.1)	(322.4)	22.4
Loss on interest rate swap	55.7	30.4	10.5
Interest expense and amortization of debt discounts and fees	159.7	229.8	234.7
Loss on early extinguishment of debt	5.9	28.2	365.6
Government, class action, and related settlements,
including the gain on UBS Settlement (2008) and
recovery from Richard M. Scrushy (2006)	(188.5)	(2.8)	(52.6)
Net noncash loss on disposal of assets	2.0	5.9	6.4
Impairment charges, including investments	2.4	15.1	9.7
Depreciation and amortization	83.8	76.2	84.7
Professional fees—accounting, tax, and legal	44.4	51.6	161.4
Compensation expense under FASB Statement No. 123(R)	11.7	10.6	15.5
Restructuring activities under FASB Statement No. 146	–	0.1	0.3
Sarbanes-Oxley related costs	–	0.3	4.8
Adjusted Consolidated EBITDA	$ 341.8	$ 321.3	$ 324.8

In accordance with our Credit Agreement, we are allowed to add other income, including interest income, to the calculation of Adjusted Consolidated EBITDA. This includes the interest income associated with our federal income tax recoveries, as discussed in Note 17, Income Taxes, to our accompanying consolidated financial statements. In addition, we are allowed to add non-recurring cash gains, such as the estimated cash proceeds from the UBS Settlement and the 2006 recovery from Mr. Scrushy to the calculation of Adjusted Consolidated EBITDA. For additional information related to the UBS Settlement and recovery from Mr. Scrushy, see Note 20, Settlements, to our accompanying consolidated financial statements.

Interest income on income tax refunds and amounts pertaining to the above referenced settlements have not been included in the above calculation, as it would not be indicative of our Adjusted Consolidated EBITDA for future periods.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by (Used in) Operating Activities

	For the Year Ended December 31,
	2008	2007	2006
Adjusted Consolidated EBITDA	$ 341.8	$ 321.3	$ 324.8
Compensation expense under FASB Statement No. 123(R)	(11.7)	(10.6)	(15.5)
Sarbanes-Oxley related costs	–	(0.3)	(4.8)
Provision for doubtful accounts	27.8	33.6	45.3
Professional fees—accounting, tax, and legal	(44.4)	(51.6)	(161.4)
Recovery from Richard M. Scrushy	–	–	47.8
Interest expense and amortization of debt discounts and fees	(159.7)	(229.8)	(234.7)
Loss (gain) on sale of investments	1.4	(12.3)	1.2
Equity in net income of nonconsolidated affiliates	(10.6)	(10.3)	(8.7)
Minority interests in earnings of consolidated affiliates	29.8	31.4	26.3
Amortization of debt discounts and fees	6.5	7.8	18.3
Amortization of restricted stock	6.7	1.2	3.4
Distributions from nonconsolidated affiliates	10.9	5.3	6.1
Stock-based compensation	5.0	7.7	12.1
Current portion of income tax benefit (expense)	73.8	330.4	(6.1)
Change in assets and liabilities	(49.1)	(8.4)	(139.8)
Change in government, class action, and related settlements liability	(7.4)	(171.4)	(132.8)
Other operating cash provided by (used in) discontinued operations	6.4	(13.2)	89.5
Other	–	(0.2)	(0.6)
Net cash provided by (used in) operating activities	$ 227.2	$ 230.6	$ (129.6)

Adjusted Consolidated EBITDA for the year ended December 31, 2007 included the gain on the sale of our investment in Source Medical, as discussed above.

Excluding the $8.6 million gain on sale of our investment in Source Medical, Adjusted Consolidated EBITDA was $29.1 million higher in 2008 compared to 2007. This increase was primarily due to the increase in Net operating revenues discussed above. The decrease in Adjusted Consolidated EBITDA from 2006 to 2007 was due to higher Salaries and benefits and Other operating expenses, as discussed above.

Current Liquidity and Capital Resources

As of December 31, 2008, we had approximately $32.2 million in Cash and cash equivalents. This amount excludes approximately $154.0 million in Restricted cash and $20.3 million of Restricted marketable securities. As of December 31, 2008, Restricted cash included approximately $97.9 million related to our settlement with UBS Securities (see Note 20, Settlements, to the accompanying consolidated financial statements). This amount was transferred to us in December 2008, with an additional $2.1 million related to this settlement transferred to us in January 2009, from UBS Securities and its insurance carriers and held in escrow pending the court’s implementation of the final court order entered on January 13, 2009. These funds are expected to be dispersed to the applicable parties during the first quarter of 2008. We intend to use the majority of our net cash proceeds from this settlement (see discussion related to amounts owed to the derivative plaintiffs’ attorneys and the plaintiffs in the consolidated securities litigation in Note 20, Settlements, to our accompanying consolidated financial statements) to reduce long-term debt outstanding. The remainder of our Restricted cash pertains to various obligations we have under lending agreements, partnership agreements, and other arrangements primarily related to our captive insurance company.

As of December 31, 2007, we had approximately $19.8 million in Cash and cash equivalents, $63.6 million in Restricted cash, and $28.9 million of Restricted marketable securities.

With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 to reduce amounts outstanding under our Credit Agreement. In total during 2008, we used approximately $254 million of cash to reduce our total debt outstanding. However, due to the addition of two capital leases for hospitals, our total net debt reduction approximated $228 million during 2008. See Note 5, Property and

Equipment, Note 8, Long-term Debt, Note 10, Shareholders’ Deficit, and Note 17, Income Taxes, to our accompanying consolidated financial statements for additional information related to these transactions.

In addition, during February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to our accompanying consolidated financial statements) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (as described in Note 20, Settlements, to our accompanying consolidated financial statements) to pay down long-term debt.

Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided. During the fourth quarter of 2008, we made a $40 million draw on the revolving credit facility and issued letters of credit under its subfacility without incident. The draw was used for general corporate purposes.

Funding Commitments

We have scheduled principal payments of $24.8 million and $22.1 million in 2009 and 2010, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to our accompanying consolidated financial statements.

During the year ended December 31, 2008, we made capital expenditures of $56.0 million, excluding approximately $32.8 million spent on development activities. The total amounts expected for capital expenditures and development efforts for 2009 approximate $70 million to $85 million. Actual amounts spent will be dependent upon the timing of development projects and receipt of non-operating cash flows associated with certain matters discussed in Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. These expenditures include IT initiatives, new business opportunities, and equipment upgrades and purchases. Approximately $35 million of this budgeted amount is non-discretionary.

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

As of December 31, 2008, we were secondarily liable for 121 such guarantees. The remaining terms of these guarantees range from one month to 126 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $73.5 million.

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

Also, as discussed in Note 20, Settlements, to our accompanying consolidated financial statements, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of December 31, 2008, we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2008, we hold two derivative financial instruments, as defined by FASB Statement No. 133. The first is an interest rate swap that is not designated as a hedge. It was entered into under the requirements of our Credit Agreement in March 2006. The second is a forward-starting interest rate swap that is designated as a cash flow hedge. We entered into this swap to hedge the cash flow of future interest payments associated with our Term Loan Facility. See Note 8, Long-term Debt, to our accompanying consolidated financial statements for additional information regarding both of these interest rate swaps.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of December 31, 2008 are as follows (in millions):

	Total	2009	2010 – 2011	2012 – 2013	2014 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$ 1,658.5	$ 10.2	$ 16.3	$ 759.1	$ 872.9
Revolving credit facility	40.0	–	–	40.0	–
Interest on long-term debt (b)	740.1	124.3	247.3	213.7	154.8
Capital lease obligations (c)	180.1	22.7	40.2	30.9	86.3
Operating lease obligations (d)(e)	221.7	33.3	52.5	33.9	102.0
Purchase obligations (e)(f)	48.6	38.9	6.3	2.3	1.1
Other long-term liabilities (g)	4.6	1.1	0.5	0.4	2.6
Total	$ 2,893.6	$ 230.5	$ 363.1	$ 1,080.3	$ 1,219.7

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 8, Long-term Debt, to our accompanying consolidated financial statements.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2008. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to our accompanying consolidated financial statements. In addition, as of December 31, 2008, these amounts exclude approximately $3.9 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to our accompanying consolidated financial statements. Also, at December 31, 2008 and in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had approximately $61.1 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $2.9 million as of December 31, 2008. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue in 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Pursuant to an indemnity agreement with Richard M. Scrushy, our former chairman and chief executive officer, we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation. Advances made by the Company are subject to repayment by Mr. Scrushy if it is ultimately determined that Mr. Scrushy is not entitled to be indemnified against such expenses and costs by the Company pursuant to this agreement or otherwise. Further, pursuant to the terms of the securities litigation settlement (see Note 20,Settlements, of the accompanying consolidated financial statements), Mr. Scrushy’s indemnification claims are limited because the securities litigation settlement bars claims by the defendants arising out of or relating to the Stockholder Securities Action and the Bondholder Securities Action. An appeal of this order by Mr. Scrushy is currently outstanding with the Eleventh Circuit Court of Appeals. As of December 31, 2008 and December 31, 2007, an estimate of these legal fees is included in Other current liabilities in our consolidated balance sheets.

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

If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. However, we continually review the amounts actually collected in subsequent periods in order to determine the amounts by which our estimates differed. Historically, such differences have not been material from either a quantitative or qualitative perspective. Adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable, financial position, results of operations, and cash flows.

The table below shows a summary aging of our net accounts receivable balance as of December 31, 2008 and 2007. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to our accompanying consolidated financial statements.

	As of December 31,
	2008	2007
	(In Millions)
0 – 30 Days	$ 160.1	$ 153.2
31 – 60 Days	24.2	24.9
61 – 90 Days	14.7	13.4
91 – 120 Days	10.2	6.6
120 + Days	24.4	16.8
Patient accounts receivable	233.6	214.9
Non-patient accounts receivable	2.3	2.8
Accounts receivable, net	$ 235.9	$ 217.7

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

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional liability and workers’ compensation risks cover approximately 1,000 individual claims as of December 31, 2008 and estimates for potential unreported claims.

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

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges), unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited.

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $0.6 million in continuing operations and $11.8 million in discontinued operations during the year ended December 31, 2008. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

We performed our annual testing for goodwill impairment as of October 1, 2008, using the methodology described herein, and determined no goodwill impairment existed. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment charges.

Our other intangible assets consist of acquired certificates of need, licenses, noncompete agreements, and market access assets. We amortize these assets over their respective estimated useful lives, which typically range from 3 to 30 years. All of our other intangible assets are amortized using the straight-line basis, except for our market access assets, which are amortized using an accelerated basis (see below). As of December 31, 2008, we do not have any intangible assets with indefinite useful lives.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable. The fair value of our other intangible assets is determined using discounted cash flows and significant unobservable inputs.

Our market access assets are valued using discounted cash flows under the income approach. The value of the market access assets is attributable to our ability to gain access to and penetrate the former facility’s historical market patient base. To determine this value, we first develop a debt-free net cash flow forecast under various patient volume scenarios. The debt-free net cash flow is then discounted back to present value using a discount factor, which includes an adjustment for company-specific risk. We amortize these assets over 20 years using an accelerated basis that reflects the pattern in which we believe the economic benefits of the market access assets will be consumed.

Share-Based Payments

FASB Statement No. 123(R) requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their grant-date fair value. For our stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under our stock plans. For our restricted stock awards that contain a service condition and/or a performance condition, fair value is based on our closing stock price on the grant date. We use a Monte Carlo approach to the binomial model to measure fair value for restricted stock that vests upon the achievement of a service condition and a market condition. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.

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

If actual results are not consistent with our assumptions and estimates, we may be exposed to expense adjustments that could be material to our results of operations. Compensation expense related to performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2008 aggregating approximately $1.0 billion against such assets based on our current assessment of future operating results and other factors.

We continue to actively pursue the maximization of our remaining state income tax refund claims. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. FASB Statement No. 160 establishes accounting and reporting standards for minority interests (recharacterized as noncontrolling interests and classified as a component of equity) and for the deconsolidation of a subsidiary. FASB Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. The Statement is to be applied prospectively, however, the presentation and disclosure requirements of the Statement will need to be applied retrospectively for all periods presented. We do not expect the adoption of FASB Statement No. 160 to have a material impact on our financial position, results of operations, or cash flows. However, it will change the way in which we account for and report minority interests.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FASB Statement No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, operations, and cash flows through enhanced disclosure requirements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for HealthSouth. The adoption of this Statement will result only in additional disclosures in our interim and annual reports beginning with the first quarter of 2009. No impact is expected on our financial position, results of operations, or cash flows.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of FASB Statement No. 133 and is also an important consideration for evaluating whether EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” applies to certain financial instruments that are not derivatives under FASB Statement No. 133. Under this guidance, financial instruments or embedded features that were not historically considered to be indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings in each reporting period. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or January 1, 2009 for HealthSouth, and must be applied to all instruments outstanding as of the effective date. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations, or cash flows.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

For additional information regarding recent account pronouncements, see Note 1, Summary of Significant Accounting Policies, to our accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and notes payable to banks and others) as of December 31, 2008 is shown in the following table (in millions):

	As of December 31, 2008
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$ 496.1	29.4%	$ 460.8	33.4%
Variable rate debt	1,189.6	70.6%	918.0	66.6%
Total long-term debt	$ 1,685.7	100.0%	$ 1,378.8	100.0%

As discussed in more detail in Note 8, Long-term Debt, to our accompanying consolidated financial statements, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of December 31, 2008, the fair market value of this interest rate swap approximated ($78.2) million. The termination date of this swap is March 10, 2011.

Based on the variable rate of our debt as of December 31, 2008 and inclusive of the impact of the conversion of $1.1 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.1 million over the next twelve months. A 1% increase in interest rates would result in an approximate $21.5 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $23.4 million increase in its estimated net fair value.

Our variable interest payments increase or decrease in accordance with changes in interest rates. However, the vast majority of the variation in these payments will be offset by net settlement payments or receipts, which are included in the line item Loss on interest rate swap in our consolidated statements of operations, on the interest rate swap described above.

Per the underlying swap agreement, the notional amount of this interest rate swap is scheduled to decrease from $1.121 billion as of December 31, 2008 to $1.056 billion in March 2009.

In December 2008, we entered into a $100.0 million forward-starting interest rate swap that is designated as a cash flow hedge. See Note 8, Long-term Debt, to our accompanying consolidated financial statements for additional information.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Items of Business Requiring Your Vote - Proposal 1 – Election of Directors,” “Corporate Governance and Board Structure,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Corporate Governance and Board Structure - Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Executive Compensation – Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2009 Proxy Statement under the captions “Corporate Governance and Board Structure – Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2009 Proxy Statement under the caption “Principal Accountant Fees and Services.”

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

2.4

Stock Purchase Agreement, dated April 19, 2007, by and between HealthSouth Corporation and Diagnostic Health Holdings, Inc. (incorporated by reference to Exhibit 2.4 to HealthSouth’s Annual Report on Form 10-K filed on February 26, 2008).

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

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 8.375% Senior Notes due 2011.*
4.4.2

Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 8.375% Senior Notes due 2011.*

4.4.3

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011.*

4.4.4

Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

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
4.5.2

Amendment to Indenture, dated as of August 27, 2003, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.3

First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.5.4

Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

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

10.2

Settlement Agreement and Policy Release, dated as of September 25, 2006, by and among HealthSouth Corporation, the settling individual defendants named therein and the settling carriers named therein (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

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

10.5

Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.6

First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.7

Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent. **

10.8.1

Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.8.2

Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.9

Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.10.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.10.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.11	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan. +
10.12.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.12.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.13.1	HealthSouth Corporation 1997 Stock Option Plan.* +

10.13.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.14.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.14.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.15	HealthSouth 1999 Exchange Stock Option Plan. *+
10.16.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.16.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.17	HealthSouth Corporation Executive Deferred Compensation Plan.* +
10.18	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +
10.19	HealthSouth Corporation Second Amended and Restated Executive Severance Plan. +
10.20

Letter of Understanding, dated as of October 31, 2007, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 6, 2007). +

10.21	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +
10.22	Form of letter agreement with former directors.* +
10.23	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on April 11, 2005).+
10.24.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on November 21, 2005).+
10.24.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).** +
10.25	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.26	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.27

Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on February 27, 2006).+

10.28.1	HealthSouth Corporation 2008 Equity Incentive Plan (incorporated by reference to Appendix A to HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2008).+
10.28.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan).+
10.28.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan).+
10.28.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan).+

10.29	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 99 to HealthSouth’s Current Report on Form 8-K filed on February 6, 2008).+
10.30	HealthSouth Corporation Directors’ Deferred Stock Investment Plan.+
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

10.33.1

Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.33.2

First Addendum to the Corporate Integrity Agreement, dated as of October 27, 2006, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation.

10.33.3

Second Addendum to the Corporate Integrity Agreement, dated as of December 14, 2007, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation.

10.34.1

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

10.34.2

Amendment No. 1, dated as of March 1, 2007, to the Credit Agreement, dated as of March 10, 2006, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.34.3

Supplement, dated as of March 7, 2007, to Amendment No. 1, dated as of March 1, 2007, to the Credit Agreement, dated as of March 10, 2006, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.35

Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.36.1

Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.36.2

Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.37.1

Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.2

First Amendment to Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.3

Second Amendment to Purchase and Sale Agreement, dated February 13, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.4

Third Amendment to Purchase and Sale Agreement, dated March 31, 2008, by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC) (incorporated by reference to Exhibit 10.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.5

Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.38.1	Stipulation of Settlement with UBS Securities LLC (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
10.38.2	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAY GRINNEY Jay Grinney	President and Chief Executive Officer and Director	February 24, 2009

/s/ JOHN L. WORKMAN John L. Workman	Executive Vice President, Chief Financial Officer and Principal Accounting Officer	February 24, 2009

JON F. HANSON* Jon F. Hanson	Chairman of the Board of Directors	February 24, 2009

EDWARD A. BLECHSCHMIDT* Edward A. Blechschmidt	Director	February 24, 2009

JOHN W. CHIDSEY* John W. Chidsey	Director	February 24, 2009

DONALD L. CORRELL* Donald L. Correll	Director	February 24, 2009

YVONNE M. CURL* Yvonne M. Curl	Director	February 24, 2009

CHARLES M. ELSON* Charles M. Elson	Director	February 24, 2009

LEO I. HIGDON, JR.* Leo I. Higdon, Jr.	Director	February 24, 2009

JOHN E. MAUPIN, JR.* John E. Maupin, Jr.	Director	February 24, 2009

L. EDWARD SHAW, JR.* L. Edward Shaw, Jr.	Director	February 24, 2009

*By:	/s/ JOHN P. WHITTINGTON
John P. Whittington
Attorney-in-Fact

Item 15.	Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated balance sheets as of December 31, 2008 and 2007	F-3
Consolidated statements of operations for each of the years in the three year period ended December 31, 2008	F-5
Consolidated statements of shareholders’ deficit and comprehensive income (loss) for each of the years in the three year period ended December 31, 2008	F-6
Consolidated statements of cash flows for each of the years in the three year period ended December 31, 2008	F-8
Notes to consolidated financial statements	F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HealthSouth Corporation:

In our opinion, the accompanying consolidatedbalance sheets and the related consolidated statements of operations, of shareholders' deficit and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for nonperformance risk in derivatives in 2008. In addition, as discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 24, 2009

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 32.2	$ 19.8
Restricted cash	154.0	63.6
Restricted marketable securities	20.3	28.9
Accounts receivable, net of allowance for doubtful accounts of $31.1
in 2008; $37.6 in 2007	235.9	217.7
Prepaid expenses	24.2	24.9
Other current assets	30.9	33.5
Insurance recoveries receivable	182.8	230.0
Current assets held for sale	2.4	19.0
Total current assets	682.7	637.4
Property and equipment, net	674.3	729.6
Goodwill	414.7	406.1
Intangible assets, net	42.8	26.1
Investments in and advances to nonconsolidated affiliates	36.7	42.7
Assets held for sale	24.5	78.0
Income tax refund receivable	55.9	52.5
Other long-term assets	66.6	78.2
Total assets	$ 1,998.2	$ 2,050.6

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets (Continued)

As of December 31,
2008		2007
(In Millions, Except Share Data)
Liabilities and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$ 24.8	$ 68.3
Checks issued in excess of bank balance	–	11.4
Accounts payable	45.7	48.7
Accrued payroll	90.3	81.5
Accrued interest payable	7.6	11.3
Refunds due patients and other third-party payors	48.8	51.3
Other current liabilities	225.1	208.7
Government, class action, and related settlements	268.5	400.7
Current liabilities held for sale	35.4	88.6
Total current liabilities	746.2	970.5
Long-term debt, net of current portion	1,789.6	1,974.4
Self-insured risks	108.6	125.9
Deferred income tax liabilities	29.7	29.8
Liabilities held for sale	3.8	4.2
Other long-term liabilities	20.1	15.7
	2,698.0	3,120.5
Commitments and contingencies
Minority interest in equity of consolidated affiliates	82.2	97.2
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 400,000 issued in 2008 and 2007; liquidation preference of
$1,000 per share	387.4	387.4
Shareholders’ deficit:
Common stock, $.01 par value; 200,000,000 shares authorized; issued:
96,890,924 in 2008 and 87,514,378 in 2007	1.0	0.9
Capital in excess of par value	2,956.5	2,820.4
Accumulated deficit	(3,812.2)	(4,064.6)
Accumulated other comprehensive loss	(3.2)	(0.8)
Treasury stock, at cost (8,872,121 in 2008 and 8,801,665 in 2007)	(311.5)	(310.4)
Total shareholders’ deficit	(1,169.4)	(1,554.5)
Total liabilities and shareholders’ deficit	$ 1,998.2	$ 2,050.6

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions, Except Per Share Data)
Net operating revenues	$ 1,842.4	$ 1,737.5	$ 1,695.5
Operating expenses:
Salaries and benefits	934.7	863.6	818.6
Other operating expenses	268.3	243.8	223.0
General and administrative expenses	105.5	127.9	141.3
Supplies	108.9	100.3	100.4
Depreciation and amortization	83.8	76.2	84.7
Impairment of long-lived assets	0.6	15.1	9.7
Recovery of amounts due from Richard M. Scrushy	–	–	(47.8)
Gain on UBS Settlement	(121.3)	–	–
Occupancy costs	49.8	52.4	54.5
Provision for doubtful accounts	27.8	33.6	45.3
Loss on disposal of assets	2.0	5.9	6.4
Government, class action, and related settlements expense	(67.2)	(2.8)	(4.8)
Professional fees—accounting, tax, and legal	44.4	51.6	161.4
Total operating expenses	1,437.3	1,567.6	1,592.7
Loss on early extinguishment of debt	5.9	28.2	365.6
Interest expense and amortization of debt discounts and fees	159.7	229.8	234.7
Other income	(0.1)	(15.5)	(9.4)
Loss on interest rate swap	55.7	30.4	10.5
Equity in net income of nonconsolidated affiliates	(10.6)	(10.3)	(8.7)
Minority interests in earnings of consolidated affiliates	29.8	31.4	26.3
Income (loss) from continuing operations before income tax
(benefit) expense	164.7	(124.1)	(516.2)
Provision for income tax (benefit) expense	(70.1)	(322.4)	22.4
Income (loss) from continuing operations	234.8	198.3	(538.6)
Income (loss) from discontinued operations, net of income tax benefit
(expense)	17.6	455.1	(86.4)
Net income (loss)	252.4	653.4	(625.0)
Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(22.2)
Net income (loss) available to common shareholders	$ 226.4	$ 627.4	$ (647.2)
Weighted average common shares outstanding:
Basic	83.0	78.7	79.5
Diluted	96.4	92.0	90.3
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations available to common
shareholders	$ 2.52	$ 2.19	$ (7.05)
Income (loss) from discontinued operations, net of income
tax benefit (expense)	0.21	5.78	(1.09)
Net income (loss) per share available to common shareholders	$ 2.73	$ 7.97	$ (8.14)
Diluted:
Income (loss) from continuing operations available to common
shareholders	$ 2.44	$ 2.16	$ (7.05)
Income (loss) from discontinued operations, net of income
tax benefit (expense)	0.18	4.94	(1.09)
Net income (loss) per share available to common shareholders	$ 2.62	$ 7.10	$ (8.14)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss)

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
NUMBER OF PREFERRED SHARES OUTSTANDING
Balance at beginning of year	0.4	0.4	–
Issuance of convertible perpetual preferred stock	–	–	0.4
Balance at end of year	0.4	0.4	0.4

CONVERTIBLE PERPETUAL PREFERRED STOCK
Balance at beginning of year	$ 387.4	$ 387.4	$ –
Issuance of convertible perpetual preferred stock	–	–	400.0
Preferred stock issuance costs	–	–	(12.6)
Balance at end of year	$ 387.4	$ 387.4	$ 387.4

NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of year	78.7	78.7	79.5
Issuance of restricted stock	0.4	0.3	0.1
Issuance of common stock	8.8	–	–
Fractional share adjustment for reverse stock split	–	–	(0.2)
Receipt of treasury stock	(0.1)	(0.3)	(0.7)
Other	0.2	–	–
Balance at end of year	88.0	78.7	78.7

COMMON STOCK
Balance at beginning of year	$ 0.9	$ 0.9	$ 0.9
Issuance of common stock	0.1	–	–
Fractional share adjustment for reverse stock split	–	–	–
Restricted stock and other plans, less cancellations	–	–	–
Balance at end of year	$ 1.0	$ 0.9	$ 0.9

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year	$ 2,820.4	$ 2,849.5	$ 2,855.4
Dividends declared on convertible perpetual preferred stock	(26.0)	(26.0)	(22.2)
Stock issued to employees exercising stock options	0.3	0.5	–
Issuance of common stock	150.1	–	–
Stock issuance costs	(0.3)	–	–
Stock-based compensation	5.0	7.7	12.1
Restricted stock and other plans, less cancellations	0.3	2.3	0.8
Amortization of restricted stock	6.7	1.2	3.4
Retirement of treasury stock	–	(14.8)	–
Balance at end of year	$ 2,956.5	$ 2,820.4	$ 2,849.5

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Loss) (Continued)

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
ACCUMULATED DEFICIT
Balance at beginning of year	$ (4,064.6)	$ (4,713.8)	$ (4,088.8)
Net income (loss)	252.4	653.4	(625.0)
Adoption of FASB Interpretation No. 48	–	(4.2)	–
Balance at end of year	$ (3,812.2)	$ (4,064.6)	$ (4,713.8)

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of year	$ (0.8)	$ 1.6	$ (0.9)
Net foreign currency translation, net of income tax expense	0.7	0.1	0.1
Net change in unrealized (loss) gain on available-for-sale securities,
net of income tax expense	(2.9)	(2.5)	2.4
Net change in unrealized loss on interest rate swap	(0.2)	–	–
Net other comprehensive income (loss) adjustments	(2.4)	(2.4)	2.5
Balance at end of year	$ (3.2)	$ (0.8)	$ 1.6

TREASURY STOCK
Balance at beginning of year	$ (310.4)	$ (322.7)	$ (307.1)
Receipt of treasury stock	(0.7)	(0.2)	(14.9)
Restricted stock cancellations	(0.3)	(2.3)	(0.7)
Retirement of treasury stock	–	14.8	–
Other	(0.1)	–	–
Balance at end of year	$ (311.5)	$ (310.4)	$ (322.7)

NOTES RECEIVABLE FROM SHAREHOLDERS, OFFICERS, AND
MANAGEMENT EMPLOYEES
Balance at beginning of year	$ –	$ (0.1)	$ (0.2)
Repayments	–	0.1	0.1
Balance at end of year	$ –	$ –	$ (0.1)

Total shareholders’ deficit	$ (1,169.4)	$ (1,554.5)	$ (2,184.6)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$ 252.4	$ 653.4	$ (625.0)
Net other comprehensive income (loss) adjustments	(2.4)	(2.4)	2.5
TOTAL COMPREHENSIVE INCOME (LOSS)	$ 250.0	$ 651.0	$ (622.5)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
Cash flows from operating activities:
Net income (loss)	$ 252.4	$ 653.4	$ (625.0)
(Income) loss from discontinued operations	(17.6)	(455.1)	86.4
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities—
Provision for doubtful accounts	27.8	33.6	45.3
Provision for government, class action, and related settlements	(90.6)	(2.8)	(4.8)
Change in restricted cash for amounts in escrow related to the
UBS Settlement	(97.9)	–	–
Depreciation and amortization	83.8	76.2	84.7
Amortization of debt issue costs, debt discounts, and fees	6.5	7.8	18.3
Amortization of restricted stock	6.7	1.2	3.4
Impairment of long-lived assets	0.6	15.1	9.7
Realized loss (gain) on sale of investments	1.4	(12.3)	1.2
Loss on disposal of assets	2.0	5.9	6.4
Loss on early extinguishment of debt	5.9	28.2	365.6
Loss on interest rate swap	55.7	30.4	10.5
Equity in net income of nonconsolidated affiliates	(10.6)	(10.3)	(8.7)
Minority interests in earnings of consolidated affiliates	29.8	31.4	26.3
Distributions from nonconsolidated affiliates	10.9	5.3	6.1
Stock-based compensation	5.0	7.7	12.1
Deferred tax provision	3.7	8.0	16.3
Other	1.8	(0.1)	(0.3)
(Increase) decrease in assets—
Accounts receivable	(44.7)	(39.2)	(44.6)
Prepaid expenses	0.7	10.5	(0.7)
Other assets	7.2	28.7	(13.1)
Income tax refund receivable	(3.4)	162.1	22.0
(Decrease) increase in liabilities—
Accounts payable	(4.3)	(18.0)	(11.5)
Accrued payroll	9.1	(5.5)	(2.2)
Accrued interest payable	(5.3)	(38.5)	4.4
Other liabilities	11.4	(44.8)	(51.7)
Refunds due patients and other third-party payors	(2.5)	(41.0)	(25.3)
Self-insured risks	(17.3)	(22.7)	(17.1)
Government, class action, and related settlements	(7.4)	(171.4)	(132.8)
Net cash provided by (used in) operating activities of
discontinued operations	6.4	(13.2)	89.5
Total adjustments	(7.6)	32.3	409.0
Net cash provided by (used in) operating activities	227.2	230.6	(129.6)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(56.0)	(39.2)	(53.1)
Acquisition of business, net of assets acquired	(14.6)	–	–
Acquisition of intangible assets	(18.2)	(0.1)	(9.0)
Proceeds from disposal of assets	53.9	0.7	1.1
Proceeds from sale of marketable securities	–	–	32.1
Proceeds from sale of restricted marketable securities	8.1	66.4	10.0
Purchase of investments	–	–	(15.7)
Proceeds from sale of investments	4.3	–	–
Purchase of restricted investments	(4.8)	(23.0)	(77.5)
Net change in restricted cash	7.5	(3.3)	119.1
Net settlements on interest rate swap	(20.7)	3.2	(0.6)
Other	0.6	0.1	1.3
Net cash (used in) provided by investing activities of discontinued
operations—
Proceeds from divestitures of divisions	–	1,169.8	–
Other investing activities of discontinued operations	(0.1)	9.9	54.2
Net cash (used in) provided by investing activities	(40.0)	1,184.5	61.9

Cash flows from financing activities:
Checks in excess of bank balance	(11.4)	8.7	(14.0)
Principal borrowings on notes	–	12.5	3,050.0
Proceeds from bond issuance	–	–	1,000.0
Principal payments on debt, including pre-payments	(204.8)	(1,238.9)	(4,453.7)
Borrowings on revolving credit facility	128.0	397.0	240.0
Payments on revolving credit facility	(163.0)	(492.0)	(70.0)
Principal payments under capital lease obligations	(14.4)	(12.9)	(12.6)
Issuance of common stock	150.2	–	–
Issuance of convertible perpetual preferred stock	–	–	400.0
Dividends paid on convertible perpetual preferred stock	(26.0)	(26.0)	(15.7)
Preferred stock issuance costs	–	–	(12.6)
Debt amendment and issuance costs	–	(11.2)	(79.8)
Distributions paid to minority interests of consolidated affiliates	(33.4)	(23.4)	(22.2)
Other	0.5	0.7	–
Net cash used in financing activities of discontinued operations	(1.7)	(51.1)	(79.2)
Net cash used in financing activities	(176.0)	(1,436.6)	(69.8)
Effect of exchange rate changes on cash and cash equivalents	0.8	0.1	0.1
Increase (decrease) in cash and cash equivalents	12.0	(21.4)	(137.4)
Cash and cash equivalents at beginning of year	19.8	27.2	166.3
Cash and cash equivalents of divisions and facilities held for sale
at beginning of year	0.4	14.4	12.7
Less: Cash and cash equivalents of divisions and facilities held for
sale at end of year	–	(0.4)	(14.4)
Cash and cash equivalents at end of year	$ 32.2	$ 19.8	$ 27.2

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2008	2007	2006
	(In Millions)
Supplemental cash flow information:
Cash paid (received) during the year for—
Interest	$ 158.5	$ 306.1	$ 315.2
Income tax refunds	(90.4)	(457.4)	(32.9)
Income tax payments	17.1	19.2	20.5

Supplemental schedule of noncash investing and financing activities:
Continuing operations:
Acquisition of business:
Fair value of assets acquired	$ 18.1	$ –	$ –
Goodwill	8.6	–	–
Fair value of capital lease obligation assumed	(11.0)	–	–
Fair value of other liabilities assumed	(1.3)	–	–
Noncompete agreement	0.2	–	–
Net cash paid for acquisition	$ 14.6	$ –	$ –

Insurance recoveries receivable	$ (47.2)	$ –	$ 230.0
Receipt of treasury stock	1.0	2.5	15.6
Retirement of treasury stock	–	14.8	–
Unrealized (loss) gain on available-for-sale securities	(3.0)	(2.5)	3.8
Property and equipment acquired through capital leases	11.2	–	–
Termination of capital leases	–	2.2	12.1
Goodwill from repurchase of equity interests of joint venture entities	–	–	3.4
Partnership settlements	4.4	4.3	35.1
Increase in accrual for dividends declared, but not paid, on
convertible perpetual preferred stock	–	–	6.5
Increase in accrued distributions declared to minority interests	–	–	4.1
Impact of FASB Interpretation No. 48 adoption	–	4.2	–
Other	1.0	–	0.9

Discontinued operations:
Goodwill from repurchase of equity interests of joint venture entities	$ 0.2	$ 5.3	$ 3.9
Termination of capital leases	–	0.5	10.1
Increase in accrued distributions declared to minority interests	–	–	3.0
Minority interest associated with conversion of consolidated
affiliates to equity method facilities	–	5.9	21.4
Partnership settlements	–	3.2	–
Other	–	1.6	1.3
1.	Summary of Significant Accounting Policies:

Organization and Description of Business—

HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest provider of inpatient rehabilitative healthcare services in the United States. We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context.

As of December 31, 2008, we operated 93 inpatient rehabilitation hospitals (including 3 joint venture hospitals which we account for using the equity method of accounting). We are the sole owner of 65 of these hospitals. We retain 50% to 97.5% ownership in the remaining 28 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. As of December 31, 2008, we also had two hospitals in Puerto Rico. As of December 31, 2008, we also operated 6 freestanding LTCHs, 5 of which we own and one of which is a joint venture in which we have retained an 80% ownership interest. We also had 49 outpatient rehabilitation satellites operated by our hospitals. We also provide home health services through 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage 8 inpatient rehabilitation units and one outpatient facility through management contracts.

Reclassifications—

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to one hospital and one gamma knife radiosurgery center we identified in 2008 that qualify under Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to be reported as assets held for sale and discontinued operations. We reclassified our consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of these qualifying facilities as held for sale. We also reclassified our consolidated statements of operations and statements of cash flows for the years ended December 31, 2007 and 2006 to show the results of these qualifying facilities as discontinued operations.

Business Combinations—

On July 31, 2008, we acquired The Rehabilitation Hospital of South Jersey. We accounted for the acquisition under the purchase method of accounting in accordance with FASB Statement No. 141, Business Combinations, and reported the results of operations of the acquired hospital from the date of acquisition. We have not prepared pro forma financial information as the results of operations of this acquired company and its assets are not material on a consolidated basis.

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

See Note 6, Goodwill and Other Intangible Assets, for additional information related to the above transactions.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2008, we had investments in 51 partially owned subsidiaries, of which 42 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, or joint venturer, as applicable. We evaluate partially owned subsidiaries and joint ventures held in partnership form in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, and EITF Issue No. 98-6, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Approval or Veto Rights,” to determine whether the rights held by other investors constitute “important rights” as defined therein.

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

We also consider the guidance in FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities. As of December 31, 2008, we did not have any arrangements or relationships where FASB Interpretation No. 46(R) was applicable.

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

See the “Recent Accounting Pronouncements” section of this note for information related to our adoption of FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, on January 1, 2009.

Use of Estimates and Assumptions—

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

value of leased assets; (7) income tax valuation allowances; (8) uncertain tax positions; (9) fair value of stock options; (10) fair value of interest rate swaps; (11) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (12) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties—

HealthSouth operates in a highly regulated industry and is required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,
•	coding and billing for services,
•	requirements of the 75% Rule, including the 60% compliance threshold under The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”),
•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,
•	quality of medical care,
•	use and maintenance of medical supplies and equipment,
•	maintenance and security of medical records,
•	acquisition and dispensing of pharmaceuticals and controlled substances, and
•	disposal of medical and hazardous waste.

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

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs.

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

For example, over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitation services. Specifically, on December 29, 2007, the United States Congress enacted the 2007 Medicare Act stipulating that a facility must

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

show that 60% of its patients are treated for at least one of a specified and limited list of medical conditions. Under Medicare rules, any inpatient rehabilitation hospital that fails to meet the classification requirements is subject to prospective reclassification as an acute care hospital, with lower acute payment rates for rehabilitative services. An additional element to the 2007 Medicare Act is a reduction in pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back became effective on April 1, 2008 and will remain in effect through September 30, 2009.

On December 8, 2003, The Medicare Modernization Act of 2003 authorized the United States Centers for Medicare and Medicaid Services (“CMS”) to conduct a demonstration program known as the Medicare Recovery Audit Contractor (“RAC”) program. This demonstration was first initiated in three states (California, Florida, and New York) and authorizes CMS to contract with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors, and the contracted RACs are paid a percentage of the overpayments recovered. On December 20, 2006, the Tax Relief & Health Care Act of 2006 directed CMS to expand the RAC program to the rest of the country by 2010. The new RACs were announced on October 6, 2008 and CMS is in the process of implementing the program. Among other changes in the permanent program, the new RACs will receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. We cannot predict when or how this program will affect us.

As discussed in Note 21, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Self-Insured Risks—

We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd. (“HCS”), which we fund via regularly scheduled premium payments. HCS is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund part of our first layer of insurance coverage up to $24 million. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Reserves for professional liability, general liability, and workers’ compensation risks were $146.9 million and $171.9 million at December 31, 2008 and 2007, respectively. The current portion of this reserve, $38.3 million and $46.0 million at December 31, 2008 and 2007, respectively, is included in Other current liabilities in our consolidated balance sheets. Expenses or (income) related to retained professional and general liability risks were $6.8 million, $(1.6) million, and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively. Of these amounts, approximately $6.8 million, $(1.6) million, and $5.4 million, respectively, are classified in Other operating expenses in our consolidated statements of operations, with the remainder included in General and administrative expenses. Expenses associated with retained workers’ compensation risks were $7.8 million, $4.8 million, and $4.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Of these amounts, approximately $7.6 million, $4.5 million, and $4.4 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses. See below for additional information related to estimated reserve reductions recorded in 2008, 2007, and 2006.

We also maintain excess loss contracts with reinsurers for professional, general liability, and workers’ compensation risks. Expenses associated with professional and general liability excess loss contracts were approximately $3.4 million, $4.0 million, and $4.7 million for the years ended December 31, 2008, 2007, and 2006, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation excess loss contracts were approximately $0.7 million, $5.6 million, and $5.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. Of these amounts, approximately $0.8 million, $5.5 million, and $5.3 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated reserve amounts are included in current operating results. During 2008, 2007, and 2006, we reduced our estimated reserves relating to prior loss periods by approximately $19.4 million, $22.3 million, and $32.0 million, respectively, due to favorable claim experience and industry-wide loss development trends.

The reserves for these self-insured risks cover approximately 1,000 individual claims at December 31, 2008 and 2007 and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2008, 2007, and 2006, $28.3 million, $33.4 million, and $36.5 million, respectively, of payments (net of reinsurance recoveries of $3.3 million, $9.4 million, and $2.0 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts approximated $24.6 million and $31.1 million at December 31, 2008 and 2007, respectively. Approximately $6.1 million and $7.7 million are included in Other current assets in our consolidated balance sheets as of December 31, 2008 and 2007, respectively, with the remainder included in Other long-term assets.

Revenue Recognition—

Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Other operating revenues, which include revenues from cafeteria, gift shop, rental income, and management and administrative fees, approximated 1.8%, 2.5%, and 2.8% of Net operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.

We provide care to patients who are financially unable to pay for the healthcare services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.

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

Restricted Cash—

As of December 31, 2008 and 2007, Restricted cash consisted of the following (in millions):

	As of December 31,
	2008	2007
Escrow related to UBS Settlement	$ 97.9	$ –
Affiliate cash	33.4	43.3
Self-insured captive funds	20.4	17.8
Paid-loss deposit funds	2.3	2.5
Total restricted cash	$ 154.0	$ 63.6

Amounts in escrow related to the UBS Settlement represent cash that was transferred to us in December 2008 from UBS Securities, LLC (“UBS Securities”) and its insurance carriers and held in escrow pending the court’s implementation of the final court order entered on January 13, 2009. These funds are expected to be dispersed to the applicable parties during the first quarter of 2009. See Note 2, Liquidity, and Note 20, Settlements, for additional information.

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

The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2008 and 2007, all restricted cash was current. See also Note 3, Cash and Marketable Securities, for information related to restricted marketable securities.

Marketable Securities—

In accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, we record all equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive loss, which is a

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

separate component of shareholders’ deficit. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.

We follow the guidance in FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, when determining whether or not an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. See Note 3, Cash and Marketable Securities, for additional information.

As of December 31, 2008 and 2007, we had approximately $20.3 million and $28.9 million of restricted marketable securities included in our consolidated balance sheets. These marketable securities represent restricted assets held at our wholly owned insurance captive, HCS, in the Cayman Islands. As discussed previously, HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability.

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

	As of December 31,
	2008	2007
Medicare	53.1%	54.8%
Medicaid	3.9%	3.7%
Workers’ compensation	3.6%	4.2%
Managed care and other discount plans	22.7%	22.8%
Other third-party payors	14.0%	11.6%
Patients	2.7%	2.9%
	100.0%	100.0%

During the years ended December 31, 2008, 2007, and 2006, approximately 67.2%, 67.8%, and 68.6%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

For each of the three years ended December 31, 2008, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental healthcare coverage. At December 31, 2008 and 2007, our allowance for doubtful accounts represented approximately 11.7% and 14.9%, respectively, of the $264.7 million and $252.5 million, respectively, total patient due accounts receivable balance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Property and Equipment—

We report land, buildings, improvements, and equipment at cost, net of accumulated depreciation and amortization and any asset impairments. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are generally as follows:

Years
Buildings	15 to 30
Leasehold improvements	2 to 15
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligations:
Real estate	15 to 20
Equipment	3 to 5

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

Goodwill and Other Intangible Assets—

We account for goodwill and other intangibles under the guidance in FASB Statement No. 141, FASB Statement No. 142, and FASB Statement No. 144.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In accordance with FASB Statement No. 142, we amortize the cost of intangible assets with definite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2008, none of our definite useful lived intangible assets has an estimated residual value. We also review these assets for impairment in accordance with FASB Statement No. 144 whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. As of December 31, 2008, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives and the amortization basis for our other intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	13 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	3 to 10 years using straight-line basis
Market access assets	20 years using accelerated basis

Our market access assets are valued using discounted cash flows under the income approach. The value of the market access assets is attributable to our ability to gain access to and penetrate an acquired facility’s historical market patient base. To determine this value, we first develop a debt-free net cash flow forecast under various patient volume scenarios. The debt-free net cash flow is then discounted back to present value using a discount factor, which includes an adjustment for company-specific risk. As noted in the above table, we amortize these assets over 20 years using an accelerated basis that reflects the pattern in which we believe the economic benefits of the market access assets will be consumed.

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

Investments in and Advances to Nonconsolidated Affiliates—

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Management periodically assesses the recoverability of our equity method and cost method investments and equity method goodwill for impairment. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds, and external appraisals, as appropriate. If an investment or equity method goodwill is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

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

Fair Value of Financial Instruments—

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Our financial instruments consist mainly of cash and cash equivalents, restricted cash, restricted and nonrestricted marketable securities, accounts receivable, accounts payable, letters of credit, long-term debt, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our marketable securities is generally determined using quoted market prices. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt based on various factors, including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or discounted cash flows to determine fair values of long-term debt. See the “Fair Value Measurements” section of this note for information related to the determination of the fair value of our interest rate swaps.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On a recurring basis, we are required to measure our available-for-sale restricted and nonrestricted marketable securities, the liability for the common stock and related common stock warrants associated with the securities litigation settlement (see Note 20, Settlements), and our interest rate swaps at fair value. The fair values of our available-for-sale restricted and nonrestricted marketable securities and the liability for the common stock associated with the securities litigation settlement are determined based on quoted market prices in active markets. The fair value of the liability for the common stock warrants associated with the securities litigation settlement is determined using a Black-Scholes model with weighted-average assumptions for historical volatility of our common stock, the risk-free interest rate, and the expected term of the underlying warrants. The fair value of our interest rate swaps is determined using the present value of the fixed leg and floating leg of each swap. The value of the fixed leg is the present value of the known fixed coupon payments discounted at the rates implied by the LIBOR-swap curve adjusted for the credit spreads applicable to our debt. This adjustment is meant to capture the price of transferring the liability to a similarly-rated counterparty. The value of the floating leg is the present value of the floating coupon payments which are derived from the forward LIBOR-swap rates and discounted at the same rates as the fixed leg.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The fair values of our financial assets and liabilities that are measured on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
December 31, 2008	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Restricted marketable securities	$ 20.3	$ 20.3	$ –	$ –	M
Other current assets:
Marketable securities	0.2	0.2	–	–	M
Other current liabilities:
Interest rate swap agreements:
March 2006 trading swap	(78.2)	–	(78.2)	–	I
December 2008 forward-
starting swap	(0.2)	–	(0.2)	–	I
Government, class action, and related
settlements:
Securities Litigation Settlement
liability—common stock	(55.1)	(55.1)	–	–	M
Securities Litigation Settlement
liability—common stock
warrants	(19.5)	–	(19.5)	–	I

(1)	As discussed above, FASB Statement No. 157 identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

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

FSP No. 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of FASB Statement No. 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. During the year ended December 31, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the year ended December 31, 2007, we recorded impairment charges of $15.1 million, related to our long-lived assets. Approximately $14.5 million of these charges during the year ended December 31, 2007 related to the Digital Hospital (as defined in Note 5, Property and Equipment). During 2007, we wrote the Digital Hospital down by $14.5 million to its estimated fair value based on an offer we had received from a third party to acquire our corporate campus and the estimated net proceeds we expected to receive from this potential sale transaction. During the year ended December 31, 2006, we recorded impairment charges of $9.7 million related to our long-lived assets. Approximately $8.6 million of these charges during the year ended December 31, 2006 related to the Digital Hospital.

During the years ended December 31, 2008, 2007, and 2006, we recorded impairment charges of $11.8 million, $38.2 million, and $10.0 million, respectively, as part of our results of discontinued operations. See Note 16, Assets Held for Sale and Results of Discontinued Operations.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 clarified the application of FASB Statement

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirmed the notion of fair value as an exit price as of the measurement date. The guidance also clarified how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g., broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP was effective upon issuance, including prior periods for which financial statements had not been issued, or for the year ended December 31, 2008 for HealthSouth. The issuance of this FSP did not have a material impact on our financial position, results of operation, or cash flows, nor did it significantly impact the way in which we estimate the fair value of our financial assets.

Derivative Instruments—

We account for derivative instruments under the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related amendments. FASB Statement No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.

As of December 31, 2008, we hold two derivative instruments. The first is an interest rate swap that is not designated as a hedge. Therefore, in accordance with FASB Statement No. 133, all changes in the fair value of this interest rate swap are reported in current period earnings on the line entitled Loss on interest rate swap in our consolidated statements of operations. Net cash settlements on this interest rate swap are included in investing activities in our consolidated statements of cash flows.

The second is a forward-starting interest rate swap that is designated as a cash flow hedge. Therefore, in accordance with FASB Statement No. 133, the effective portion of changes in the fair value of this cash flow hedge is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings. The ineffective portion, if any, is reported in earnings as part of Other income. Net cash settlements on this interest rate swap that is designated as a cash flow hedge will begin in 2011 and will be included in operating activities in our consolidated statements of cash flows.

For additional information regarding these interest rate swaps, see Note 8, Long-term Debt.

Refunds due Patients and Other Third-Party Payors—

Refunds due patients and other third-party payors of approximately $48.8 million and $51.3 million as of December 31, 2008 and 2007, respectively, consist primarily of overpayments received from our patients and other third-party payors. In instances where we are unable to determine the party due the refund, these amounts may become subject to escheat property laws and consequently payable to various tax jurisdictions.

During 2005, we completed a substantive reconstruction process so that we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and restate our previously issued financial statements for the years ended December 31, 2001 and 2000. As of December 31, 2008 and 2007, approximately $43.5 million and $46.4 million, respectively, of amounts included in Refunds due patients and other third-party payors represent refunds and overpayments that originated in periods prior to December 31, 2004. These amounts were originally estimated during our reconstruction process based on collection history and other available patient receipt data. We continue to review these estimates based on updated information with respect to third-party settlement agreements and developments in regulations and rulings. During 2008, 2007, and 2006, this process resulted in a reduction to Refunds due patients and other third-party payors of approximately $2.9 million, $41.2 million, and $14.2 million, respectively. Of these reductions, approximately $2.9 million, $41.2 million, and $3.9 million, respectively, are included in Income (loss) from discontinued operations, net of income tax benefit (expense) in our 2008, 2007, and 2006 consolidated statements of operations. We are negotiating the settlement of these

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

amounts with third-party payors in various jurisdictions. The result of these ongoing settlement negotiations may impact the carrying value of these liabilities.

As of December 31, 2008 and 2007, approximately $35.3 million and $38.2 million, respectively, of the amount recorded as Refunds due patients and other third-party payors represents balances associated with our surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after each transaction closed, and, therefore, are not reported as liabilities held for sale in our consolidated balance sheets.

Minority Interests in Consolidated Affiliates—

The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100% owned affiliates we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. We record adjustments to minority interest for the allocable portion of income or loss to which the minority interest holders are entitled based upon their portion of the subsidiaries they own. Distributions to holders of minority interests are adjusted to the respective minority interest holders’ balance.

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

See the “Recent Accounting Pronouncements” section of this note for information related to our adoption of FASB Statement No. 160 on January 1, 2009.

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

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors, which are described more fully in Note 14, Stock Based Compensation. We account for stock-based compensation under the guidance in FASB Statement No. 123 (Revised 2004), Share-Based Payment. FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values estimated in accordance with the provisions of FASB Statement No. 123(R) amortized on a straight-line basis over the applicable requisite service period.

Guarantees—

We account for certain guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

statements about its obligations under guarantees issued. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of certain obligations undertaken.

As of December 31, 2007, we were liable for a guarantee of indebtedness owed by a third party in the amount of $29.4 million. We previously recognized this amount as a liability in our consolidated balance sheet because of existing defaults by the third party under this agreement. However, as part of the UBS Settlement discussed in Note 20, Settlements, HealthSouth received a release of all claims by the UBS entities, including this guarantee. Therefore, no such guarantee is included in our consolidated balance sheet as of December 31, 2008.

We are also secondarily liable for certain lease and purchase obligations primarily associated with sold facilities. See Note 11, Guarantees, for additional information.

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

Advertising Costs—

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $5.5 million in 2008, $4.1 million in 2007, and $3.8 million in 2006.

Professional Fees—Accounting, Tax, and Legal—

Professional fees—accounting, tax, and legal for the year ended December 31, 2008 related primarily to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. Specifically, these fees include the $26.2 million of fees and expenses awarded to the derivative plaintiffs’ attorneys as part of the UBS Settlement discussed in Note 20, Settlements. This amount will be paid from the escrow account designated by the UBS Settlement and funded by UBS Securities and its insurance carriers (see this Note, “Restricted Cash”).

Professional fees—accounting, tax, and legal for the year ended December 31, 2007 related primarily to income tax consulting fees for various tax projects (including tax projects associated with our filing of amended income tax returns for 1996 to 2003), legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues, and consulting fees associated with support received during our divestiture activities.

Professional fees—accounting, tax, and legal for the year ended December 31, 2006 related primarily to professional services to support the preparation of our Form 10-K for the year ended December 31, 2005, professional services to support the preparation of our Form 10-Qs for the first, second, and third quarters of 2006 (including the preparation of quarterly information for 2005, which had never been presented), tax preparation and consulting fees related to various tax projects, and legal fees for continued litigation defense and support matters (including $32.5 million of fees to the derivative plaintiffs’ attorneys to resolve the amount owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Richard M. Scrushy, our former chairman and chief executive officer, received in previous years and the Securities Litigation Settlement) arising from our prior reporting and restatement issues.

See Note 20, Settlements, and Note 21, Contingencies and Other Commitments, for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

We also follow the guidance in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

HealthSouth and its corporate subsidiaries file a consolidated federal income tax return. Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability partnerships, limited liability companies, and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Foreign Currency Translation—

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains and losses from foreign currency translations are reported as a component of Accumulated other comprehensive loss within shareholders’ deficit. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material. We divested our international operations in October 2006.

Comprehensive Income (Loss)—

Comprehensive income (loss) is reported in accordance with the provisions of FASB Statement No. 130, Reporting Comprehensive Income. FASB Statement No. 130 establishes the standard for reporting Comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is comprised of Net income (loss), changes in unrealized gains or losses on available-for-sale securities, the effective portion of changes in the fair value of our interest rate swap that is designated as a cash flow hedge, and foreign currency translation adjustments and is included in the consolidated statements of shareholders’ deficit and comprehensive income (loss).

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

In December 2007, the FASB issued FASB Statement No. 160. FASB Statement No. 160 establishes accounting and reporting standards for minority interests (recharacterized as noncontrolling interests and classified as a component of equity) and for the deconsolidation of a subsidiary. FASB Statement No. 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for HealthSouth. The Statement is to be applied prospectively, however, the presentation and disclosure requirements of the Statement will need to be applied retrospectively for all periods presented. We do not expect the adoption of FASB Statement No. 160 to have a material impact on our financial position, results of operations, or cash flows. However, it will change the way in which we account for and report minority interests.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FASB Statement No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, operations, and cash flows through enhanced disclosure requirements. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for HealthSouth. The adoption of this Statement will result only in additional disclosures in our interim and annual reports beginning with the first quarter of 2009. No impact is expected on our financial position, results of operations, or cash flows.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” The primary objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which is a key criterion of the scope exception to paragraph 11(a) of FASB Statement No. 133 and is also an important consideration for evaluating whether EITF 00-19 applies to certain financial instruments that are not derivatives under FASB Statement No. 133. Under this guidance, financial instruments or embedded features that were not historically considered to be indexed to an entity’s own stock could be required to be classified as an asset or liability and marked-to-market through earnings in each reporting period. EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or January 1, 2009 for HealthSouth, and must be applied to all instruments outstanding as of the effective date. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations, or cash flows.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

While we continue to make progress in improving our leverage and liquidity, we remain highly leveraged.

With the continued deleveraging of the Company as a priority, on June 27, 2008, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million (see Note 10, Shareholders’ Deficit) and used the majority of these net proceeds to reduce our total debt outstanding. This debt reduction was in addition to the use of the net proceeds from the sale of our corporate campus (see Note 5, Property and Equipment) in April 2008 to reduce total debt outstanding. In addition, during October 2008, we used the majority of our federal income tax refund for tax years 2000 through 2003 (see Note 17, Income Taxes) to reduce amounts outstanding under our Credit Agreement. In total during 2008, we used approximately $254 million of cash to reduce our total debt outstanding. However, due to the addition of two capital leases for hospitals, our net total debt reduction approximated $228 million during 2008.

In addition, during February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (as described in Note 20, Settlements) to pay down long-term debt.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of December 31, 2008, we had approximately $32.2 million in Cash and cash equivalents. This amount excludes approximately $154.0 million in Restricted cash and $20.3 million of Restricted marketable securities. As of December 31, 2008, Restricted cash included approximately $97.9 million related to our settlement with UBS (see Note 20, Settlements). This amount was transferred to us in December 2008, with an additional $2.1 million related to this settlement transferred to us in January 2009, from UBS Securities and its insurance carriers and held in escrow pending the court’s implementation of the final court order entered on January 13, 2009. These funds are expected to be dispersed to the applicable parties during the first quarter of 2009. As noted above, we intend to use the majority of our net cash proceeds from this settlement (see Note 20, Settlements, for discussion related to amounts owed to the derivative plaintiffs’ attorneys and the plaintiffs in the consolidated securities litigation) to reduce long-term debt outstanding. The remainder of our Restricted cash pertains to various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In light of the current global economic situation, we have evaluated and quantified, to the extent practicable, our exposure to financial services counterparties to whom we have material exposure. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative inputs. During the fourth quarter of 2008, we made a $40 million draw on the revolving credit facility and issued letters of credit under its subfacility without incident. The draw was used for general corporate purposes. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make additional draws under our revolving credit facility, if needed. However, no such assurances can be provided.

In addition, we do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

We have scheduled principal payments of $24.8 million and $22.1 million in 2009 and 2010, respectively, related to long-term debt obligations (see Note 8, Long-term Debt).

As with any company carrying significant debt, our primary risk relating to our leverage is the possibility that a rapid increase in interest rates and/or a down-turn in operating earnings could impair our ability to comply with the financial covenants contained within our Credit Agreement. Loans under our Credit Agreement bear interest at a rate of, at our option, 1-month, 2-month, 3-month, or 6-month LIBOR or the Prime rate, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. Our primary covenants include a leverage ratio and an interest coverage ratio, with the interest coverage ratio being a four consecutive fiscal quarters test. As of December 31, 2008, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. A default due to violation of the covenants contained within our Credit Agreement could require us to immediately repay all amounts then outstanding under the Credit Agreement. See Note 1, Summary of Significant Accounting Policies, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Cash and Marketable Securities:

As of December 31, 2008 and 2007, our investments consist of cash and cash equivalents and marketable securities. Our investments in marketable securities are classified as available-for-sale.

The components of our investments as of December 31, 2008 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 32.2	$ 154.0	$ –	$ –	$ 186.2
Equity securities	–	–	0.2	20.3	20.5
Total	$ 32.2	$ 154.0	$ 0.2	$ 20.3	$ 206.7

Restricted cash as of December 31, 2008 includes amounts held in escrow related to the UBS Settlement discussed in Note 20, Settlements. See also Note 1, Summary of Significant Accounting Policies, “Restricted Cash.” Nonrestricted marketable securities are included in Other current assets in our consolidated balance sheet as of December 31, 2008.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of our investments as of December 31, 2007 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$ 19.8	$ 63.6	$ –	$ 83.4
Equity securities	–	–	28.9	28.9
Total	$ 19.8	$ 63.6	$ 28.9	$ 112.3

Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS, as discussed in Note 1, Summary of Significant Accounting Policies, “Restricted Cash.” The classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability.

A summary of our nonrestricted marketable securities as of December 31, 2008 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 0.2	$ –	$ –	$ 0.2

A summary of our restricted marketable securities as of December 31, 2008 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 21.9	$ 0.4	$ (2.0)	$ 20.3

A summary of our restricted marketable securities as of December 31, 2007 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 27.6	$ 1.5	$ (0.2)	$ 28.9

Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the year ended December 31, 2008, we recorded $0.3 million and $1.0 million of impairments related to our nonrestricted and restricted marketable securities, respectively. These impairment charges are included in Other income in our 2008 consolidated statement of operations. No impairments were recorded during the years ended December 31, 2007 or 2006.

Investing information related to our marketable securities is as follows (in millions):

For the Year Ended December 31,
	2008	2007	2006
Proceeds from sales of restricted available-for-sale
securities	$ 8.1	$ 66.4	$ 10.0
Proceeds from sales of nonrestricted available-for-sale
securities	$ –	$ –	$ 32.1
Gross realized gains - restricted	$ 0.2	$ 4.1	$ 0.1
Gross realized gains - nonrestricted	$ 0.6	$ –	$ 0.1
Gross realized losses - restricted	$ (1.5)	$ (0.4)	$ (0.4)
Gross realized losses - nonrestricted	$ –	$ –	$ (0.1)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the fair value and gross unrealized losses of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 (in millions):

	As of December 31, 2008	As of December 31, 2007
Less than 12 months:
Fair value	$ 15.5	$ 2.2
Gross unrealized losses	$ (1.9)	$ (0.3)
12 months or greater:
Fair value	$ 0.1	$ –
Gross unrealized losses	$ (0.1)	$ –
Total:
Fair value	$ 15.6	$ 2.2
Gross unrealized losses	$ (2.0)	$ (0.3)

Our portfolio of marketable securities is comprised of numerous individual equity securities and mutual funds across a variety of industries. For our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examined the severity and duration of the impairments in relation to the cost of the individual investments. We also considered the industry in which each investment is held and the near-term prospects for a recovery in each specific industry. In addition, the majority of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired are investments in mutual funds which are more diversified than a security held in one specific company or industry. Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a potential recovery of fair value, we do not believe these investments are other-than-temporarily impaired at December 31, 2008.

4.	Accounts Receivable:

Accounts receivable consists of the following (in millions):

	As of December 31,
	2008	2007
Patient accounts receivable	$ 264.7	$ 252.5
Less: Allowance for doubtful accounts	(31.1)	(37.6)
Patient accounts receivable, net	233.6	214.9
Other accounts receivable	2.3	2.8
Accounts receivable, net	$ 235.9	$ 217.7

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2008	$ 37.6	$ 27.8	$ (34.3)	$ 31.1
2007	$ 35.2	$ 33.6	$ (31.2)	$ 37.6
2006	$ 29.1	$ 45.3	$ (39.2)	$ 35.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

5.       Property and Equipment:

Property and equipment consists of the following (in millions):

	As of December 31,
	2008	2007
Land	$ 66.5	$ 74.9
Buildings	892.2	917.0
Leasehold improvements	29.0	24.1
Furniture, fixtures, and equipment	342.0	340.5
	1,329.7	1,356.5
Less: Accumulated depreciation and amortization	(667.2)	(634.5)
	662.5	722.0
Construction in progress	11.8	7.6
Property and equipment, net	$ 674.3	$ 729.6

Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2008	2007
Fully depreciated assets	$ 232.3	$ 194.0
Assets under capital lease obligations:
Buildings	$ 201.7	$ 178.8
Equipment	0.2	–
	201.9	178.8
Accumulated amortization	(107.5)	(95.5)
Assets under capital lease obligations, net	$ 94.4	$ 83.3

The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Depreciation expense	$ 66.6	$ 60.5	$ 70.7
Amortization expense	$ 12.0	$ 11.4	$ 11.7
Rent expense:
Minimum rent payments	$ 38.3	$ 38.8	$ 37.3
Contingent and other rents	25.9	26.7	29.4
Other	4.4	4.4	4.0
Total rent expense	$ 68.6	$ 69.9	$ 70.7

No material amounts of interest were capitalized on construction projects during 2008, 2007, or 2006.

Corporate Campus—

In January 2008, we entered into an agreement with Daniel Corporation (“Daniel”), a Birmingham, Alabama-based full-service real estate organization, pursuant to which Daniel acquired our corporate campus, including the Digital Hospital, an incomplete 13-story building located on the property, for a purchase price of $43.5 million in cash. This transaction closed on March 31, 2008. As part of this transaction, we entered into a lease for office space within the property that was sold.

In accordance with FASB Statement No. 144, we reviewed our depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the first quarter of 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the estimated net proceeds expected to be received on the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

transaction’s closing date. The year-over-year impact of this acceleration of depreciation approximated $10.0 million.

The proceeds of this transaction were used to reduce our debt outstanding in April 2008 (see Note 8, Long-term Debt).

The sale agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel. In September 2008, Daniel Corporation announced that it had reached an agreement with Trinity Medical Center (“Trinity”) pursuant to which Trinity will acquire the Digital Hospital. The purchase price of this transaction has not been made public, and the transaction is subject to Trinity receiving approval for a certificate of need (“CON”) from the applicable state board of Alabama. Currently, there is opposition to the potential approval of Trinity’s CON request, and it could take months to finalize any decision by the applicable Alabama board. Therefore, no assurances can be given as to whether or when any such cash flows related to the deferred purchase price component of our agreement with Daniel will be received, if any, if Daniel is able to realize a net profit on its transaction with Trinity.

Leases—

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2022. We also lease certain buildings and equipment under capital leases generally expiring at various dates through 2027. Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred.

Some facilities are subleased to other parties. Rental income from subleases approximated $9.2 million, $10.0 million, and $8.1 million for the years ended December 31, 2008, 2007, and 2006, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $25.1 million as of December 31, 2008.

Certain leases contain annual escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The excess of cumulative rent expense (recognized on a straight-line basis) over cumulative rent payments made on leases with fixed escalation terms is recognized as straight-line rental accrual and is included in Other long-term liabilities in the accompanying consolidated balance sheets, as follows (in millions):

	As of December 31,
	2008	2007
Straight-line rental accrual	$ 9.7	$ 9.9

Future minimum lease payments at December 31, 2008, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2009	$ 33.3	$ 22.7	$ 56.0
2010	29.2	21.1	50.3
2011	23.3	19.1	42.4
2012	18.1	16.4	34.5
2013	15.8	14.5	30.3
2014 and thereafter	102.0	86.3	188.3
	$ 221.7	180.1	$ 401.8
Less: Interest portion		(64.2)
Obligations under capital leases		$ 115.9

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Asset Impairments—

During 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets.

During 2007, we recognized long-lived asset impairment charges of $15.1 million. Approximately $14.5 million of these charges related to the Digital Hospital. On June 1, 2007, we entered into an agreement with an investment fund sponsored by Trammell Crow Company (“Trammell Crow”) pursuant to which Trammell Crow agreed to acquire our corporate campus for a purchase price of approximately $60 million, subject to certain adjustments. We wrote the Digital Hospital down by $14.5 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. The agreement to sell our corporate campus to Trammell Crow was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement, which Trammell Crow exercised.

During 2006, we recognized long-lived asset impairment charges of $9.7 million. Approximately $8.6 million of these charges related to the Digital Hospital and represented the excess of costs incurred during the construction of the Digital Hospital over the estimated fair value of the property, including the River Point facility, a 60,000 square foot office building which shares the construction site. The impairment of the Digital Hospital in 2006 was determined using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios.

6.	Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other definite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements, and market access assets.

As discussed in Note 1, Summary of Significant Accounting Policies, we completed the acquisition of The Rehabilitation Hospital of South Jersey on July 31, 2008. As a result of this transaction, our Goodwill increased during the year ended December 31, 2008. We also completed two market consolidation transactions during 2008. As a result of all three transactions, our other intangible assets have increased.

The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2008, 2007, and 2006 (in millions):

Amount
Goodwill as of December 31, 2005	$ 403.2
Acquisitions	0.4
Acquisition of equity interests in joint venture entities	3.4
Minority interest associated with conversion of consolidated facilities
to equity method facilities	(0.9)
Goodwill as of December 31, 2006	406.1
–
Goodwill as of December 31, 2007	406.1
Acquisition	8.6
Goodwill as of December 31, 2008	$ 414.7

We performed impairment reviews as required by FASB Statement No. 142 as of October 1, 2008, 2007, and 2006 and concluded that no goodwill impairment existed.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2008	$ 5.8	$ (1.7)	$ 4.1
2007	2.7	(1.6)	1.1
Licenses:
2008	$ 50.7	$ (35.0)	$ 15.7
2007	50.3	(32.5)	17.8
Noncompete agreements:
2008	$ 17.0	$ (6.7)	$ 10.3
2007	11.8	(4.6)	7.2
Market access assets:
2008	$ 13.2	$ (0.5)	$ 12.7
2007	–	–	–
Total intangible assets:
2008	$ 86.7	$ (43.9)	$ 42.8
2007	64.8	(38.7)	26.1

Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Amortization expense	$ 5.2	$ 4.3	$ 2.3

Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2009	$ 7.1
2010	6.6
2011	6.2
2012	3.9
2013	3.8

7.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates represent our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in millions):

	As of December 31,
	2008	2007
Equity method investments:
Capital contributions	$ 10.2	$ 10.2
Cumulative share of income	73.3	62.7
Cumulative share of distributions	(50.4)	(39.5)
	33.1	33.4
Cost method investments:
Capital contributions, net of distributions and impairments	3.6	9.3
Total investments in and advances to nonconsolidated affiliates	$ 36.7	$ 42.7

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2008	2007
Assets—
Current	$ 19.1	$ 20.8
Noncurrent	72.8	68.0
Total assets	$ 91.9	$ 88.8
Liabilities and equity—
Current liabilities	$ 5.9	$ 1.4
Noncurrent	7.7	8.5
Partners’ capital and shareholders’ equity—
HealthSouth	33.1	33.4
Outside partners	45.2	45.5
Total liabilities and equity	$ 91.9	$ 88.8

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net operating revenues	$ 69.1	$ 65.6	$ 58.7
Operating expenses	(44.5)	(42.1)	(39.0)
Income from continuing operations	24.6	23.5	19.7
Net income	23.3	22.6	18.4

See Note 19, Related Party Transactions, for a discussion of our former investment in Source Medical Solutions, Inc. (“Source Medical”).

8.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2008	2007
Advances under $400 million revolving credit facility	$ 40.0	$ 75.0
Term Loan Facility	783.6	862.8
Bonds Payable—
7.000% Senior Notes due 2008	–	5.0
10.750% Senior Subordinated Notes due 2008	–	30.3
8.500% Senior Notes due 2008	–	9.4
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	366.0	375.0
10.75% Senior Notes due 2016	494.3	558.2
Notes payable to banks and others at interest rates from 7.9% to 12.9%	12.8	17.0
Capital lease obligations	115.9	108.2
	1,814.4	2,042.7
Less: Current portion	(24.8)	(68.3)
Long-term debt, net of current portion	$ 1,789.6	$ 1,974.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2009	$ 24.8	$ 24.8
2010	22.1	22.1
2011	21.2	21.2
2012	59.3	59.3
2013	761.0	761.0
Thereafter	932.3	926.0
Total	$ 1,820.7	$ 1,814.4

In total during 2008, we used approximately $254 million of cash to reduce our total debt outstanding. However, due to the addition of two capital leases for hospitals, our net total debt reduction approximated $228 million during 2008.

During the first quarter of 2008, we used drawings under our revolving credit facility to redeem approximately $5 million of our 10.75% Senior Notes due 2016, which carry a higher interest rate than borrowings under our Credit Agreement (as defined and discussed later in this note).

During April 2008, we reduced amounts outstanding on our revolving credit facility using the net proceeds from the sale of our corporate campus to Daniel, which was finalized on March 31, 2008, as discussed in Note 5, Property and Equipment.

During the second and third quarters of 2008, we used the net proceeds from our equity offering, as discussed in Note 10, Shareholders’ Deficit, to reduce amounts outstanding on our Term Loan Facility by $39.8 million (including an approximate $2.2 million scheduled principal payment due at that time), to redeem $41.6 million of our 10.75% Senior Notes due 2016, and to redeem $9.0 million of our Floating Rate Senior Notes due 2014. The remainder of the net proceeds was used to reduce amounts outstanding under our revolving credit facility.

In October 2008, we received a total cash refund of approximately $46 million (including interest) attributable to our settlement with the Internal Revenue Service (the “IRS”) for tax years 2000 through 2003, as discussed in Note 17, Income Taxes. We used approximately $33.0 million of this refund to reduce amounts outstanding under our Credit Agreement. Also in October 2008, we used the remainder of this income tax refund plus available cash to redeem approximately $18.8 million of our 10.75% Senior Notes due 2016.

As a result of the pre-payments and bond redemptions discussed above, we allocated a portion of the debt discounts and fees associated with this debt to the debt that was extinguished and expensed debt discounts and fees totaling approximately $3.6 million to Loss on early extinguishment of debt during the year ended December 31, 2008. Our Loss on early extinguishment of debt for the year ended December 31, 2008 also includes $2.3 million of net premiums associated with the redemption of the 10.75% Senior Notes due 2016 and Floating Rate Senior Notes due 2014.

As a result of the above pre-payments during 2008, the quarterly installments due on our Term Loan Facility were reduced from approximately $2.2 million as of December 2007 to approximately $2.0 million as of December 2008, with the balance payable upon the final maturity of the Term Loan Facility in 2013.

In addition to the pre-payments discussed above, we had scheduled bond maturities totaling $44.7 million, quarterly principal payments on the Term Loan Facility totaling $8.6 million (including the approximate $2.2 million payment discussed above relative to the receipt of proceeds from our equity offering in June 2008), and scheduled principal payments on capital leases during the year. Available cash, a portion of which resulted from the events described above, was used for these scheduled payments.

During February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

outstanding under our revolving credit facility to zero. We also intend to use the majority of the net cash proceeds from the UBS Settlement (see Note 20, Settlements) to pay down long-term debt.

As discussed in Note 16, Assets Held for Sale and Results of Discontinued Operations, during 2007, we divested our surgery centers, outpatient, and diagnostic divisions. Due to the requirements under our Credit Agreement to use the net proceeds from each divestiture to repay obligations outstanding under our Credit Agreement, and in accordance with the guidance in EITF Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in all periods presented. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations for both continuing and discontinued operations (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Continuing operations:
Interest expense	$ 153.2	$ 222.0	$ 216.4
Amortization of debt discounts	0.6	0.6	1.4
Amortization of consent fees/bond issue costs	1.9	2.0	6.3
Amortization of loan fees	4.0	5.2	10.6
Total interest expense and amortization of debt
discounts and fees for continuing operations	159.7	229.8	234.7
Interest expense for discontinued operations	1.7	45.5	103.0
Total interest expense and amortization of debt discounts
and fees	$ 161.4	$ 275.3	$ 337.7

Our interest payments increase or decrease in accordance with changes in interest rates. However, the vast majority of our variable interest payments will be offset by net settlement payments or receipts on our $1.1 billion interest rate swap described below. Net settlement payments or receipts on this swap are included in the line item Loss on interest rate swap in our consolidated statements of operations.

Recapitalization Transactions—

On March 10, 2006, we completed the last of a series of recapitalization transactions (the “Recapitalization Transactions”) enabling us to prepay substantially all of our prior indebtedness and replace it with approximately $3 billion of new long-term debt. The Recapitalization Transactions included (1) entering into credit facilities that provide for credit of up to $2.55 billion of senior secured financing, (2) entering into an interim loan agreement that provided us with $1.0 billion of senior unsecured financing (paid off in June 2006 with the proceeds from our private offering of $1.0 billion of senior notes discussed below), (3) completing a $400 million offering of convertible perpetual preferred stock, (4) completing cash tender offers to purchase substantially all $2.03 billion of our previously outstanding senior notes and $319 million of our previously outstanding senior subordinated notes and consent solicitations with respect to proposed amendments to the indentures governing each outstanding series of notes, and (5) prepaying and terminating our 10.375% Senior Subordinated Credit Agreement, our Amended and Restated Credit Agreement, and our Term Loan Agreement. In order to complete the Recapitalization Transactions, we also entered into consents, amendments, and waivers to our Amended and Restated Credit Agreement, $200 million Term Loan Agreement, and $355 million 10.375% Senior Subordinated Credit Agreement (all as defined later in this note).

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

Senior Credit Facility—

On March 10, 2006, we entered into a credit agreement (the “Credit Agreement”) with a consortium of financial institutions (collectively, the “Lenders”). The Credit Agreement provides for credit of up to $2.55 billion of senior secured financing. The $2.55 billion available under the Credit Agreement includes (1) a six-year $400 million revolving credit facility (the “Revolving Loans”), with a revolving letter of credit subfacility and swingline loan subfacility, (2) a six-year $100 million synthetic letter of credit facility, and (3) a seven-year $2.05 billion term loan facility (the “Term Loan Facility”). The Term Loan Facility originally amortized in quarterly installments, commencing with the quarter ended on September 30, 2006, equal to 0.25% of the original principal amount thereof, with the balance payable upon the final maturity. However, due to prepayments on the Term Loan Facility during 2008 and 2007, our quarterly payments are now lower.

Loans under the Credit Agreement bear interest at a rate of, at our option, (1) LIBOR, adjusted for statutory reserve requirements (“Adjusted LIBOR”) or (2) the higher of (a) the federal funds rate plus 0.5% and (b) JPMorgan Chase Bank, N.A.’s (“JPMorgan”) prime rate, in each case, plus an applicable margin that varies depending upon our leverage ratio and corporate credit rating. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the Revolving Loans. On March 12, 2007, we amended our existing Credit Agreement to lower the applicable margin and modify certain other covenants. The amendment and related supplement reduced the interest rate on our Term Loan Facility to LIBOR plus 2.5% (formerly LIBOR plus 3.25%), as well as reduced the applicable participation rate on the $100 million synthetic letter of credit facility to

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.5% (formerly 3.25%). The amendment also gave us the appropriate approvals required for our divestiture activities (see Note 16, Assets Held for Sale and Results of Discontinued Operations).

Our interest rate under the Revolving Loans was 4.2% and 8.1% at December 31, 2008 and 2007, respectively. Our interest rate under the Term Loan Facility was 4.7% and 7.7% at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, approximately $40.0 million and $75.0 million, respectively, was drawn in Revolving Loans, excluding approximately $52.7 million and $21.5 million, respectively, utilized under the revolving letter of credit subfacility. Approximately $33.6 million of these letters of credit relate to our court-required security for the judgment against us in the New York action (see Note 20, Settlements). This judgment will be dismissed as part of our settlement with certain UBS entities. As a result, our letters of credit outstanding will be reduced in the first quarter of 2009. Approximately $100.0 million and $99.9 million were utilized under the synthetic letter of credit facility as of December 31, 2008 and 2007, respectively.

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

Interest Rate Swaps—

$1.1 Billion Interest Rate Swap

Under the Credit Agreement, we are required to enter into and maintain, for a period of at least three years after the effective date of the Credit Agreement, one or more swap agreements to effectively convert at least 50% of our consolidated total indebtedness (as defined in the Credit Agreement) to fixed rates. Therefore, on March 23, 2006, we entered into an interest rate swap.

The notional amount of this interest rate swap is subject to adjustment in accordance with an amortization schedule that correlates to required and expected payments under the Credit Agreement. As of December 31, 2008, the notional amount of this interest rate swap was $1.121 billion, and it is scheduled to be reduced to $1.056 billion in March 2009.

We pay a fixed rate of 5.2% under this swap agreement. Net settlements commenced on June 10, 2006 and are made quarterly on each March 10, June 10, September 10, and December 10. The counterparties pay a floating rate based on 3-month LIBOR, which was 2.2% and 5.1% at December 10, 2008 and 2007, which was the most recent interest rate set date at each respective year end. The termination date of this swap is March 10, 2011.

We entered into this swap based on the requirements under our Credit Agreement to effectively convert the floating rate of the Credit Agreement to the fixed rate of the swap in an effort to limit our exposure to variability in interest payments caused by changes in LIBOR. As of December 31, 2008, we had not designated the relationship between the Credit Agreement and interest rate swap as a hedge under FASB Statement No. 133. Therefore, changes in the fair value of the interest rate swap during the years ended December 31, 2008, 2007, and 2006 have been included in current-period earnings as Loss on interest rate swap. The fair market value of the swap as of December 31, 2008 and 2007 was approximately ($78.2) million and ($43.2) million, respectively, and is included in Other current liabilities in our consolidated balance sheets. During the year ended December 31, 2008, we made net cash settlement payments of approximately $20.7 million to our counterparties. During the year ended December 31, 2007, we received net cash settlements of approximately $3.2 million from our counterparties. During the year ended December 31, 2006, we made net cash settlement payments of approximately $0.6 million to our counterparties.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

$100 Million Forward-Starting Interest Rate Swap

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. Under this swap agreement, we pay a fixed rate of 2.6% while the counterparty pays a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012.

As discussed in Note 1, Summary of Significant Accounting Policies, this interest rate swap is designated as a cash flow hedge under the guidance in FASB Statement No. 133. Therefore, the effective portion of changes in the fair value of this cash flow hedge is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings. The fair market value of this swap as of December 31, 2008 was approximately ($0.2) million and is included in Other current liabilities in our consolidated balance sheet.

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

We used the net proceeds from the private offering of the Senior Notes, along with cash on hand, to repay all borrowings outstanding under our then-outstanding interim loan agreement.

Interest payments on the Senior Notes commenced on December 15, 2006 and is payable in arrears on June 15 and December 15 of each year. We pay interest on overdue principal at the rate of 1.0% per annum in excess of the applicable rates described below and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

Floating Rate Notes—

The Floating Rate Notes mature on June 15, 2014 and bear interest at a per annum rate, reset semiannually, of LIBOR plus 6.0%, as determined by the calculation agent, which is initially the Trustee. Our interest rate as of December 31, 2008 and 2007 was 8.3% and 10.8%, respectively.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Bonds Payable—

7.000% Senior Notes—

On June 22, 1998, we issued $250 million in 7.000% Senior Notes due 2008 (the “7.000% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.000% Senior Notes was 7.0%. Interest was payable on June 15 and December 15 of each year. The 7.000% Senior Notes were unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.000% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 7.000% Senior Notes matured on June 15, 2008, and we used available cash to repay these bonds. See “Recapitalization Transactions” section previously discussed in this note.

10.750% Senior Subordinated Notes—

On September 25, 2000, we issued $350 million in 10.750% Senior Subordinated Notes due 2008 (the “10.750% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 10.750% Senior Notes was 10.75%. Interest was payable on April 1 and October 1 of each year. The 10.750% Senior Notes were

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

senior subordinated obligations of HealthSouth and also were effectively subordinated to all existing and future liabilities of our subsidiaries and partnerships. We used the net proceeds from the issuance of the 10.750% Senior Notes to redeem our then-outstanding 9.500% Notes due 2001 and to pay down indebtedness outstanding under our then-existing credit facilities. The 10.750% Senior Notes matured on October 1, 2008, and we used available cash to repay these bonds. See “Recapitalization Transactions” section previously discussed in this note.

8.500% Senior Notes—

On February 1, 2001, we issued $375 million in 8.500% Senior Notes due 2008 (the “8.500% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.500% Senior Notes was 8.5%. Interest was payable on February 1 and August 1 of each year. The 8.500% Senior Notes were unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.500% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.500% Senior Notes matured on February 1, 2008, and we used available cash to repay these bonds. See “Recapitalization Transactions” section previously discussed in this note.

8.375% Senior Notes—

On September 28, 2001, we issued $400 million in 8.375% Senior Notes due 2011 (the “8.375% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.4%. Interest is payable on April 1 and October 1 of each year. The 8.375% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities. The 8.375% Senior Notes mature on October 1, 2011. We may redeem the 8.375% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. Each holder of the 8.375% Senior Notes had the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. No holders exercised this right. See “Recapitalization Transactions” section previously discussed in this note.

7.625% Senior Notes—

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”). Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes is 7.6%. Interest is payable on June 1 and December 1 of each year. The 7.625% Senior Notes are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our credit facilities and for other corporate purposes. The 7.625% Senior Notes mature on June 1, 2012. We may redeem the 7.625% Senior Notes, in whole or in part, at our option, and at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus any applicable premium plus accrued interest. Each holder of the 7.625% Senior Notes had the right to require us to purchase all outstanding notes held by such holder on January 2, 2009 for a purchase price equal to 100% of the principal amount of such notes, plus accrued interest. No holders exercised this right. See “Recapitalization Transactions” section previously discussed in this note.

Notes Payable to Banks and Others—

We have two notes payable agreements outstanding. One agreement was assumed in an acquisition and the other was used to purchase real estate. The terms on these notes vary by agreement, but range in length from 180 to 300 months. The agreements have fixed interest rates ranging from 7.9% to 12.9%. The note used to purchase real estate is collateralized by the applicable real estate.

One of these agreements is subject to certain financial, positive, and negative covenants. As of December 31, 2008 and 2007, we were in compliance with all such covenants.

Capital Lease Obligations—

We engage in a significant number of leasing transactions including real estate, medical equipment, computer equipment, and other equipment utilized in operations. Certain leases that meet the lease capitalization

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The Series A Preferred Stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $30.50 per share, which is equal to an initial conversion rate of approximately 32.7869 shares of common stock per share of Series A Preferred Stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of Series A Preferred Stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the Series A Preferred Stock. If we are subject to a fundamental change, as defined in the Certificate of Designation of the Series A Preferred Stock, each holder of shares of Series A Preferred Stock has the right, subject to certain limitations, to require us to purchase with cash any or all of its shares of Series A Preferred Stock at a purchase price equal to 100% of the accreted liquidation preference, plus any accrued and unpaid dividends to the date of purchase. In addition, if holders of the Series A Preferred Stock elect to convert shares of Series A Preferred Stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such shares of Series A Preferred Stock. As redemption of the Series A Preferred Stock is contingent upon the occurrence of a fundamental change, and since we do not deem a fundamental change probable of occurring, accretion of our Convertible perpetual preferred stock is not necessary.

The Series A Preferred Stock is, with respect to dividend rights and rights upon liquidation, winding-up, or dissolution: (1) senior to all classes of our common stock; (2) on a parity with any class of capital stock or series of preferred stock established after the original issue date of the Series A Preferred Stock; (3) junior to each class of capital stock or series of preferred stock established after the original issue date of the Series A Preferred Stock when the terms of such issuance expressly provide that it will rank senior to the Series A Preferred Stock; and (4) junior to all our existing and future debt obligations and other liabilities, including claims of trade creditors.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

applicable dividend rate or accretion rate for the relevant period plus (1) 0.25% per annum for the first 90 days after such registration default and (2) thereafter, 0.50% per annum.

During the years ended December 31, 2008, 2007, and 2006, we declared $26.0 million, $26.0 million, and $22.2 million, respectively, in dividends on our Series A Preferred Stock. As of December 31, 2008 and 2007, accrued dividends of approximately $6.5 million were included in Other current liabilities on our balance sheets. These accrued dividends were paid in January 2009 and 2008, respectively.

10.	Shareholders’ Deficit:

Equity Offering—

On June 27, 2008, HealthSouth finalized the issuance and sale of 8.8 million shares of its common stock to J.P. Morgan Securities Inc. for net proceeds of approximately $150 million. The Company used the net proceeds of the offering primarily for redemption and repayment of short-term and long-term borrowings. See Note 2, Liquidity, and Note 8, Long-term Debt, for additional information regarding use of the net proceeds.

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

11.	Guarantees:

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

As of December 31, 2008, we were secondarily liable for 121 such guarantees. The remaining terms of these guarantees ranged from one month to 126 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $73.5 million.

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

These guarantees are not secured by any assets under the agreements. As of December 31, 2008, we have been required to perform under one such guarantee. Amounts paid under this guarantee were not material to our financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

12.	Comprehensive Income (Loss):

Accumulated other comprehensive loss, net of income tax effect, consists of the following (in millions):

	As of December 31,
	2008	2007
Foreign currency translation adjustment	$ –	$ (0.7)
Unrealized loss on available-for-sale securities	(3.0)	(0.1)
Unrealized loss on interest rate swap	(0.2)	–
Total	$ (3.2)	$ (0.8)

A summary of the components of other comprehensive income (loss) is as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net change in foreign currency translation adjustment	$ 0.7	$ 0.1	$ 0.1
Net change in unrealized (loss) gain on available-for-sale
securities:
Unrealized net holding (loss) gain arising during the year	(1.5)	1.3	3.8
Reclassification adjustment for losses included
in net income (loss)	(1.4)	(3.8)	–
Net change in unrealized loss on interest rate swap	(0.2)	–	–
Net other comprehensive income (loss) adjustments, before
income tax expense	(2.4)	(2.4)	3.9
Income tax expense	–	–	(1.4)
Net other comprehensive income (loss) adjustments	$ (2.4)	$ (2.4)	$ 2.5

13.	Fair Value of Financial Instruments:

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

	As of December 31, 2008		As of December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$ (78.2)	$ (78.2)	$ (43.2)	$ (43.2)
December 2008 forward-starting swap	(0.2)	(0.2)	–	–
Long-term debt:
Advances under $400 million revolving credit
facility	40.0	28.4	75.0	71.3
Term Loan Facility	783.6	597.5	862.8	821.8
7.000% Senior Notes due 2008	–	–	5.0	5.0
10.750% Senior Subordinated Notes due 2008	–	–	30.3	30.3
8.500% Senior Notes due 2008	–	–	9.4	9.4
8.375% Senior Notes due 2011	0.3	0.3	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5	1.5	1.5
Floating Rate Senior Notes due 2014	366.0	292.1	375.0	384.6
10.75% Senior Notes due 2016	494.3	459.0	558.2	578.1
Notes payable to banks and others	12.8	12.8	17.0	17.0
Financial commitments:
Letters of credit	–	152.7	–	121.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation:

Employee Stock-Based Compensation Plans—

As of December 31, 2008, we had outstanding options from the 1995, 1997, 1999, and 2002 Stock Option Plans (collectively, the “Option Plans”). The Option Plans are designed to align employee and executive interests to those of our stockholders. Under the Option Plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. The Option Plans provide for the granting of both incentive stock options and nonqualified stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally are at the discretion of the Compensation Committee of the Board of Directors; however, no options are exercisable beyond approximately ten years from the date of grant, and granted options vest over the awards’ requisite service periods, which can be up to five years depending on the type of award granted. As of December 31, 2008, 1,198,200 shares had not been awarded and were available for future grants out of the 2002 Stock Options Plan, although the Company does not intend to issue any additional shares from this plan with the approval of the 2008 Equity Incentive Plan discussed below.

Prior to May 2008, the 1998 Restricted Stock Plan was available only for the issuance of restricted stock to members of our senior management. The 1998 Restricted Stock Plan expired in May 2008. Therefore, no shares are available for future grants out of the 1998 Restricted Stock Plan.

The Key Executive Incentive Program and the 2005 Equity Incentive Plan allow grants of non-qualified stock options, restricted stock, or other stock-based awards. Both of these plans expired in 2008. Therefore, no shares are available for future grants out of the Key Executive Incentive Program or the 2005 Equity Incentive Plan.

The 2008 Equity Incentive Plan was approved by our board of directors and our stockholders in the first half of 2008. The number of shares of stock reserved and available for grant under this plan is six million shares. The 2008 Equity Incentive Plan provides for grants of nonqualified stock options or incentive stock options, restricted stock, stock appreciation rights, performance shares or performance units, dividend equivalents, restricted stock units, or other stock-based awards.

Restricted Stock—

We have issued restricted common stock under the 1998 Restricted Stock Plan (which expired in May 2008, as discussed above), 2005 Equity Incentive Plan, and Key Executive Incentive Program to senior management of HealthSouth. The terms of the plans above make available up to 5,188,286 shares of common stock to be granted beginning in 1998 through 2008. However, as noted above, no shares were available for grant as of December 31, 2008. Generally, restricted stock awards made under these plans vest over a one-year or three-year requisite service period.

For awards with a service and/or performance requirement, the fair value of the award is determined by the closing price of our common stock on the grant date. For awards with a market condition, the fair value of the awards is determined using a lattice model.

Historically, restricted stock awards contained only a service requirement. However, in 2007, we issued restricted common stock with vesting requirements that included a market condition and a service condition. The restricted stock awards granted in 2008 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement).

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of our issued restricted stock awards from the 1998 Restricted Stock Plan and the 2005 Equity Incentive Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2007	321	$ 21.06
Granted	390	16.34
Vested	(126)	19.07
Forfeited	(28)	16.27
Nonvested shares at December 31, 2008	557	17.27

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2007 and 2006 was $19.65 and $26.29 per share, respectively. Unrecognized compensation expense related to unvested shares was $4.3 million at December 31, 2008. We expect to recognize this expense over the next 26 months.

Approximately $1.3 million of previously recognized compensation expense for granted shares was reversed in 2007 and classified as a component of the gain or loss on the sale of our surgery centers, outpatient, or diagnostic divisions, as applicable.

Compensation expense for performance-based and market condition awards is based on the fair values of the awards expected to vest based on performance measures and is recognized over the performance period. The compensation expense recognized for these awards for the year ended December 31, 2008 approximated $2.2 million. As of December 31, 2008, unrecognized compensation expense related to the performance-based and market condition awards approximated $5.3 million, which we expect to recognize over the next 24 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures.

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

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2007	27	$ 19.35
Granted	–	–
Vested	(9)	19.35
Forfeited	–	–
Nonvested shares at December 31, 2008	18	19.35

Unrecognized compensation expense related to the unvested shares was less than $0.1 million at December 31, 2008. We expect to recognize this expense in the first quarter of 2009.

During 2007, we reversed approximately $0.4 million of previously recognized compensation expense for granted shares with the resulting income classified as a component of the gain or loss on the sale of our surgery centers, outpatient, or diagnostic divisions, as applicable.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We recognized compensation expense under the 1998 Restricted Stock Plan, 2005 Equity Incentive Plan, and Key Executive Incentive Program, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Compensation expense:
1998 Restricted Stock Plan and 2005 Equity
Incentive Plan	$ 5.8	$ 1.9	$ 1.6
Key Executive Incentive Program	0.1	0.2	0.9
	$ 5.9	$ 2.1	$ 2.5

Stock Options—

The fair values of the options granted during the years ended December 31, 2008, 2007, and 2006 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2008	2007	2006
Expected volatility	39.5%	42.0%	46.4%
Risk-free interest rate	3.2%	4.5%	4.6%
Expected life (years)	6.4	4.6	4.6
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2008, 2007, and 2006 was $7.22, $9.46, and $11.71, respectively.

A summary of our stock option activity and related information is as follows (in thousands, except price per share and remaining life):

	Shares	Weighted- Average Exercise Price	Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2007	2,413	$ 27.40
Granted	326	16.27
Exercised	(2)	16.00
Forfeitures	(104)	23.99
Expirations	(281)	32.13
Outstanding, December 31, 2008	2,352	25.46	6.8	$ –
Exercisable, December 31, 2008	1,468	28.06	5.9	–

We recognized approximately $5.0 million, $7.7 million, and $12.1 million of compensation expense related to our stock options for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, there was $3.5 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 16 months.

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

A summary of our restricted share awards activity from the 2004 Director Incentive Plan is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2007	4	$ 30.90
Granted	–	–
Vested	(4)	30.90
Forfeited	–	–
Nonvested shares at December 31, 2008	–	–

During the years ended December 31, 2008 and 2007, we issued 49,788 and 35,528, respectively, RSUs with a fair value of $16.27 and $22.80, respectively, per unit. These RSUs were fully vested on the grant date. Therefore, we recognized approximately $0.8 million of compensation expense upon their issuance in 2008 and 2007, respectively. As of December 31, 2008, 112,436 RSUs were still outstanding.

As of December 31, 2008, no shares were available for future grants under the 2004 Director Incentive Plan. There was no unrecognized compensation related to unvested shares as of December 31, 2008 and 2007.

We recognized compensation expense under the 2004 Director Incentive Plan and other individual restricted stock agreements, which is included in Salaries and benefits in the accompanying consolidated statements of operations, as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
2004 Director Incentive Plan and other individual agreements	$ 0.8	$ 0.8	$ 0.9

15.	Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2008, 2007, and 2006, costs associated with these plans, net of amounts paid by employees, approximated $62.8 million, $57.4 million, and $52.2 million, respectively.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the IRS. During 2007 and 2006, HealthSouth’s employer matching contribution was 50% of the first 4% of each participant’s elective deferrals. Effective January 1, 2008, HealthSouth’s employer matching contribution increased to 50% of the first 6% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age are eligible to participate in the plan. Prior to January 1, 2008, employer contributions vested gradually over a six-year service period. Effective January 1, 2008, employer contributions vest 100% after three years of service. Participants are always fully vested in their own contributions.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $14.2 million, $6.3 million, and $6.0 million in 2008, 2007, and 2006, respectively. In 2007, approximately $3.1 million from the plan’s forfeiture account was used to fund the matching contributions in accordance with the terms of the plan.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Senior Management Bonus Program—

In 2008, 2007, and 2006, we adopted a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals, divisional (for periods prior to the divestiture of our surgery centers, outpatient, and diagnostic divisions) or regional goals, and individual goals. The corporate goals were dependent upon the Company meeting a pre-determined financial goal. The divisional or regional goals were determined in accordance with the specific plans agreed upon between each division and our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance and include some objectives common to all eligible persons, were determined between each participant and his or her immediate supervisor. The program applied to persons who joined the Company in, or were promoted to, senior management positions. In 2009, we expect to pay approximately $10.5 million under the program for the year ended December 31, 2008. In February 2008, we paid approximately $8.0 million under the program for the year ended December 31, 2007. In March 2007, we paid approximately $10.5 million under the program for the year ended December 31, 2006.

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

The equity awards, which were made on November 17, 2005, were one-time special equity grants. These awards were separate from, and in addition to, the normal equity grants awarded in March of most years and generally were equivalent to the Key Executive’s normal annual grant. The stock options have an exercise price equal to $19.35 per share, which was the fair market value on the date of grant. The stock options and restricted stock vest according to the following schedule: 25% in January 2007, 25% in January 2008, and the remaining 50% in January 2009.

The cash component of the award is a one-time cash incentive payment payable 25% in January 2007, 25% in January 2008, and the remaining 50% in January 2009. This cash bonus is equivalent to between approximately 80% and 110% of the Key Executive’s base salary. In order for each Key Executive to receive each installment of the cash award, he must be employed in good standing on a full-time basis at the time of each payment, and the Company must have attained certain performance goals based on liquidity. Payments for the Key Executive Incentive Program are not material to our financial position, results of operations, or cash flows.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

16.	Assets Held for Sale and Results of Discontinued Operations:

During 2008, we identified one hospital and one gamma knife radiosurgery center that qualified under FASB Statement No. 144 to be reported as assets held for sale and discontinued operations. For these facilities, we reclassified our consolidated balance sheet as of December 31, 2007 to show the assets and liabilities of those facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2007 and 2006 to show the results of those facilities as discontinued operations.

The operating results of discontinued operations, including the allocation of $43.3 million and $89.5 million of interest expense for the years ended December 31, 2007 and 2006, respectively, (as discussed in Note 8, Long-term Debt), are as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net operating revenues	$ 28.8	$ 640.1	$ 1,373.5
Costs and expenses	21.8	606.4	1,447.6
Impairments	11.8	38.2	10.0
Loss from discontinued operations	(4.8)	(4.5)	(84.1)
Gain on disposal of assets of discontinued operations	–	5.1	16.6
Gain on divestitures of divisions	18.7	451.9	–
Income tax benefit (expense)	3.7	2.6	(18.9)
Income (loss) from discontinued operations, net of tax	$ 17.6	$ 455.1	$ (86.4)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As discussed in Note 21, Contingencies and Other Commitments, we have recorded charges related to settlements and ongoing negotiations with certain of our current and former subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our divested surgery centers division has been included in our results of discontinued operations. No charges were made to partnerships in our outpatient or diagnostic divisions during the periods presented. We have and may continue to incur additional charges related to these ongoing negotiations with our partners and former partners.

As discussed in Note 1, Summary of Significant Accounting Policies, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by HCS. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

During 2008, we recorded impairment charges of $11.8 million. The majority of these charges related to the hospital that qualified to be reported as discontinued operations during 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an evaluation of current real estate market conditions in the applicable area.

The income tax benefit of our results of discontinued operations for the year ended December 31, 2007 is comprised primarily of (1) $61.8 million related to the reversal upon sale of deferred tax liabilities arising from indefinite-lived intangible assets of our surgery centers division and (2) $59.2 million of expense attributable to the utilization of the 2007 loss from continuing operations.

Assets and liabilities held for sale consist of the following (in millions):

	As of December 31,
	2008	2007
Assets:
Cash and cash equivalents	$ –	$ 0.4
Restricted cash	–	1.6
Accounts receivable, net	1.0	9.6
Other current assets	1.4	7.4
Total current assets	2.4	19.0
Property and equipment, net	9.7	27.4
Goodwill	14.1	48.8
Intangible assets, net	0.3	1.8
Other long-term assets	0.4	–
Total long-term assets	24.5	78.0
Total assets	$ 26.9	$ 97.0
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.8	2.2
Accrued expenses and other current liabilities	7.7	19.7
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	35.4	88.6
Long-term debt, net of current portion	2.0	2.4
Other long-term liabilities	1.8	1.8
Total long-term liabilities	3.8	4.2
Total liabilities	$ 39.2	$ 92.8

As discussed in Note 1, Summary of Significant Accounting Policies, as of December 31, 2008 and 2007, Refunds due patients and other third-party payors consists of approximately $43.5 million and $46.4 million, respectively, of refunds and overpayments that originated prior to December 31, 2004. Of this amount, approximately $35.3 million and $38.2 million, respectively, represent liabilities associated with our former surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after the closing of each

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

transaction, and therefore, are not considered liabilities held for sale. We continue to negotiate the settlement of these amounts with third-party payors in various jurisdictions.

Our consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100% owned affiliates we control. Accordingly, we have recorded minority interests in the earnings and equity of such entities. As of December 31, 2008 and 2007, approximately $3.0 million and $7.8 million, respectively, of our consolidated Minority interest in equity of consolidated affiliates represent minority interests associated with our surgery centers, outpatient, and diagnostic divisions.

Surgery Centers Division—

The transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P., a private investment partnership, closed on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $15.5 million of debt assumed by ASC, approximated $860.7 million.

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

The assets and liabilities presented below for the surgery centers division include the assets and liabilities associated with the facility that had not been transferred as of December 31, 2008, as these assets will not be transferred until approval for such transfer is obtained. The assets and liabilities presented below for the surgery center divisions as of December 31, 2007 include the assets and liabilities associated with the facilities that had not been transferred as of that date. As of December 31, 2008, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was awaiting regulatory approval for the transfer to ASC as of December 31, 2008. We will continue to report the results of operations of this facility in discontinued operations until the transfer of the facility occurs.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	As of December 31,
	2008	2007
Assets:
Cash and cash equivalents	$ –	$ 0.4
Restricted cash	–	0.2
Accounts receivable, net	0.5	2.6
Other current assets	0.5	2.0
Total current assets	1.0	5.2
Property and equipment, net	3.9	9.1
Goodwill	14.1	48.8
Intangible assets, net	0.3	1.9
Other long-term assets	0.1	1.1
Total long-term assets	18.4	60.9
Total assets	$ 19.4	$ 66.1
Liabilities:
Current portion of long-term debt	$ 0.4	$ 0.4
Accounts payable	0.6	1.3
Accrued expenses and other current liabilities	4.5	5.8
Deferred amounts related to sale of surgery centers division	26.5	66.3
Total current liabilities	32.0	73.8
Long-term debt, net of current portion	2.0	2.4
Other long-term liabilities	0.4	0.3
Total long-term liabilities	2.4	2.7
Total liabilities	$ 34.4	$ 76.5

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net operating revenues	$ 10.7	$ 381.7	$ 746.3
Costs and expenses	7.5	359.6	774.3
Impairments	1.2	4.8	2.4
Income (loss) from discontinued operations	2.0	17.3	(30.4)
Gain on disposal of assets of discontinued operations	0.2	1.9	17.3
Gain on divestiture of division	19.3	314.9	–
Income tax benefit (expense)	3.8	18.4	(18.1)
Income (loss) from discontinued operations, net of tax	$ 25.3	$ 352.5	$ (31.2)

As a result of the disposition of our surgery centers division, we recorded a $376.3 million post-tax gain on disposal during the year ended December 31, 2007. During 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the year. We expect to record an additional post-tax gain of approximately $10 million to $16 million for the facility that remains pending in Illinois.

In connection with the divestiture of our surgery center division, we entered into a transition services agreement (“TSA”) with ASC whereby we continued to provide back-office services, primarily related to certain information technology and accounting services, related to the operations of our surgery centers division. This TSA expired in June 2008. The compensation we received related to these services was not material to either HealthSouth or the operations of the surgery centers division.

Outpatient Division—

The transaction to sell our outpatient rehabilitation division to Select Medical Corporation (“Select Medical”), a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

been received as of such date. In connection with the closing of the sale of this division, we entered into a letter agreement with Select Medical whereby we agreed, among other things, we would retain certain outpatient facilities until certain state regulatory approvals for the transfer of such facilities to Select Medical were received. In that regard, we entered into agreements with Select Medical whereby Select Medical managed certain operations of the applicable facilities until such approvals were received. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $3.2 million of debt assumed by Select Medical, approximated $200.4 million. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007.

The assets and liabilities of the outpatient division reported as held for sale as of December 31, 2008 and 2007 were not material. The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net operating revenues	$ 1.6	$ 127.3	$ 329.8
Costs and expenses	(4.6)	110.1	321.5
Impairments	–	0.2	1.0
Income from discontinued operations	6.2	17.0	7.3
(Loss) gain on disposal of assets of discontinued operations	–	(1.3)	0.3
Gain on divestiture of division	–	145.3	–
Income tax expense	–	(16.0)	(0.4)
Income from discontinued operations, net of tax	$ 6.2	$ 145.0	$ 7.2

Amounts included in income from discontinued operations of our outpatient division for the year ended December 31, 2008 primarily relate to the expiration of a contingent liability associated with a prior contractual agreement associated with the division.

As a result of the disposition of our outpatient division, we recorded a $145.7 million post-tax gain on disposal during the year ended December 31, 2007.

Diagnostic Division—

During 2007, we entered into an agreement with The Gores Group, a private equity firm, to sell our diagnostic division for approximately $47.5 million, subject to certain adjustments. This transaction closed on July 31, 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. The net cash proceeds received at closing, after deducting deal and separation costs and purchase price adjustments, approximated $39.7 million. During the first quarter of 2008, we received approval for the transfer of the remaining facility to The Gores Group.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of the diagnostic division reported as held for sale as of December 31, 2008 and 2007 were not material. The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Net operating revenues	$ 1.1	$ 92.0	$ 197.8
Costs and expenses	2.7	97.2	237.8
Impairments	0.6	33.2	4.5
Loss from discontinued operations	(2.2)	(38.4)	(44.5)
Gain on disposal of assets of discontinued operations	–	2.9	5.9
Loss on divestiture of division	(0.6)	(8.3)	–
Income tax expense	–	–	(0.1)
Loss from discontinued operations, net of tax	$ (2.8)	$ (43.8)	$ (38.7)

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds to be received from the divestiture of the division. This charge is included in impairments in the above results of operations of our diagnostic division. As a result of the disposition of our diagnostic division, we recorded an approximate $8.3 million post-tax loss on disposal during the year ended December 31, 2007. This loss primarily resulted from working capital adjustments based on the final balance sheet. During 2008, we recorded an approximate $0.6 million post-tax loss on disposal associated with the remaining facility that received approval for the transfer to The Gores Group during 2008.

In connection with the divestiture of our diagnostic division, we entered into a TSA with an affiliate of The Gores Group whereby we continued to provide back office services, primarily related to communications support services, related to the operations of our diagnostic division. We also entered into an agreement whereby an affiliate of The Gores Group provided certain services related to the accounts receivable and other assets and operations we retained. Both agreements expired during 2008. The compensation we paid and received related to these services was not material to either HealthSouth or the operations of the diagnostic division.

17.	Income Taxes:

HealthSouth is subject to U.S. federal, state, and local income taxes. Our Income (loss) from continuing operations before income tax (benefit) expense is as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations before
income tax (benefit) expense	$ 164.7	$ (124.1)	$ (516.2)

The significant components of the Provision for income tax (benefit) expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2008	2007	2006
Current:
Federal	$ (7.6)	$ (300.2)	$ (0.3)
State and local	(66.2)	(30.2)	6.4
Total current (benefit) expense	(73.8)	(330.4)	6.1
Deferred:
Federal	2.7	5.5	15.6
State and local	1.0	2.5	0.7
Total deferred expense	3.7	8.0	16.3
Total income tax (benefit) expense related to continuing
operations	$ (70.1)	$ (322.4)	$ 22.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

During 2008, we received total net state income tax refunds of approximately $26.2 million, including associated interest, the majority of which related to amended returns filed for the years 1996 through 1999. During 2008, we also received approximately $47.1 million of net federal income tax refunds. In 2008, we settled all federal income tax issues outstanding with the IRS for the tax years 2000 through 2003, and the Joint Committee on Taxation (the “Joint Committee”) reviewed and approved the associated income tax refunds due to the Company. In October 2008, we received a total cash refund of approximately $46 million, including $33 million of federal income tax refunds and $13 million of associated interest. Approximately $33 million of this federal income tax recovery was used to pay down long-term debt, as discussed in Note 8, Long-term Debt.

During 2008, we also settled an additional income tax refund claim with the IRS for tax years 1995 through 1999. In December 2008, the Joint Committee approved this claim which resulted in a federal income tax refund of approximately $42 million, including $24.5 million of federal income tax refunds and $17.5 million of associated interest. We received the majority of this cash refund in February 2009 and used it to pay down long-term debt, as discussed in Note 8, Long-term Debt. Therefore, in accordance with Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, “Chapter 3 – Working Capital,” we classified this refund in long-term assets in the line entitled Income tax refund receivable in our consolidated balance sheet as of December 31, 2008.

During 2007, we received total net income tax refunds of approximately $438.2 million, the majority of which related to our settlement of federal income taxes with the IRS. In the third quarter of 2007, we settled certain federal income tax issues outstanding with the IRS for the tax years 1996 through 1999, and the Joint Committee reviewed and approved the associated tax refunds due to the Company. In October 2007, we received a total cash refund of approximately $440 million, including $296 million of federal income tax refunds and $144 million of associated interest. Approximately $405 million of this federal income tax recovery was used to pay down long-term debt in 2007.

During 2006, we received net income tax refunds of $12.4 million. Net income tax refunds were attributable to payments for estimated income taxes that exceeded the actual tax liabilities, net operating loss carryback claims received, settlements of previous audits, and certain amended state income tax returns.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax (benefit) expense on our income (loss) from continuing operations, which includes federal, state, and other income taxes, is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Tax expense (benefit) at statutory rate	35.0%	(35.0%)	(35.0%)
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	5.8%	(7.0%)	1.2%
Indefinite-lived assets	2.4%	4.8%	4.0%
Interest, net	(10.3%)	(102.3%)	(0.6%)
Settlement of tax claims	(40.8%)	(123.0%)	0.0%
(Decrease) increase in valuation allowance	(33.2%)	1.7%	33.6%
Other, net	(1.5%)	1.0%	1.1%
Income tax (benefit) expense	(42.6%)	(259.8%)	4.3%

The income tax expense (benefit) at the statutory rate is the expected tax expense (benefit) resulting from the income (loss) due to continuing operations. The income tax benefit in 2008 primarily resulted from our settlement of federal income taxes, including interest, refunds of state income taxes, including interest, and the decrease in the valuation allowance. Our income tax benefit in 2007 primarily resulted from our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued, as discussed above. In 2006, we had income tax expense due to state income taxes associated with certain subsidiaries that file separate state income tax returns, corporate joint ventures that file separate federal income tax returns, an increase in taxes associated with certain indefinite-lived assets, and an increase in the valuation allowance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2008	2007
Deferred income tax assets:
Net operating loss	$ 798.2	$ 759.7
Allowance for doubtful accounts	47.6	54.8
Accrual for government, class action, and related settlements	29.8	49.0
Insurance reserve	38.7	45.2
Other accruals	15.3	14.4
Property, net	33.1	91.7
Intangibles	3.1	5.9
Carrying value of partnerships	–	31.6
Alternative minimum tax	15.3	–
Other	13.3	10.8
Total deferred income tax assets	994.4	1,063.1
Less: Valuation allowance	(969.6)	(1,058.6)
Net deferred income tax assets	24.8	4.5
Deferred income tax liabilities:
Intangibles	(31.5)	(31.4)
Carrying value of partnerships	(20.1)	–
Other	(2.1)	(2.0)
Total deferred income tax liabilities	(53.7)	(33.4)
Net deferred income tax liabilities	(28.9)	(28.9)
Less: Current deferred tax assets	0.8	0.9
Noncurrent deferred tax liabilities	$ (29.7)	$ (29.8)

The current deferred tax assets as of December 31, 2008 and 2007 are included in Other current assets in our consolidated balance sheets.

FASB Statement No. 109 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded it is more likely than not we will not realize a portion of our deferred tax assets. Consequently, a valuation allowance of approximately $1.0 billion and $1.1 billion is necessary as of December 31, 2008 and 2007, respectively. No valuation allowance has been provided on deferred assets and liabilities attributable to subsidiaries not included within the federal consolidated group.

For the years ended December 31, 2008, 2007, and 2006, the net (decreases) increases in our valuation allowance were ($89.0) million, ($162.1) million, and $341.3 million, respectively. The decrease in the valuation allowance for 2008 relates primarily to the decrease in gross deferred tax assets caused by the sale of our corporate campus. The decrease in the valuation allowance for 2007 relates primarily to decreases in deferred tax assets arising from the divestitures of our surgery centers and outpatient divisions. This decrease was offset, in part, by an increase in net operating losses as a result of 2007 operations. During 2006, the valuation allowance increased in part also as a result of certain deferred tax liabilities that are indefinite-lived, which inherently means the reversal period of these liabilities is unknown. Therefore, for scheduling the expected utilization of deferred tax assets as required by FASB Statement No. 109, these indefinite-lived liabilities cannot be looked upon as a source of future taxable income, and an additional valuation allowance must be established. In 2006, an additional liability was established as a result of carrying value differences in partnerships resulting from accounting adjustments for past years in which we are precluded from filing amended partnership returns due to the statute of limitations being closed.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2008, we had unused federal and state net operating loss carryforwards of approximately $1.9 billion ($655.4 million tax effected) and $142.8 million (tax effected), respectively. Such losses expire in various amounts at varying times through 2028. These NOL carryforwards result in a deferred tax asset of approximately $798.2 million at December 31, 2008. A valuation allowance is being taken against our net deferred tax assets, exclusive of indefinite-lived intangibles discussed above, including these loss carryforwards.

We adopted FASB Interpretation No. 48, on January 1, 2007. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. As a result of our adoption of FASB Interpretation No. 48, we recognized a $4.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, as of January 1, 2007, we had approximately $267.4 million of total gross unrecognized tax benefits, of which approximately $247.0 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the year ended December 31, 2007 due to the settlement with the IRS for the tax years 1996 through 1999, as discussed above.

As of December 31, 2007, total remaining gross unrecognized tax benefits were $138.2 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $11.7 million as of December 31, 2007. The amount of unrecognized tax benefits changed during 2008 due to the settlement of state income tax refund claims with certain states for tax years 1996 through 1999, the settlements with the IRS for tax years 2000 through 2003 and 1995 through 1999, non-unitary state claims for tax years 2000 through 2003, and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $61.1 million as of December 31, 2008, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2008 was $2.9 million.

A reconciliation of the change in our unrecognized tax benefits from January 1, 2007 to December 31, 2008 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2007	$ 267.4	$ 9.8
Gross amount of increases in unrecognized tax
benefits related to prior periods	33.6	3.5
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(26.0)	(1.6)
Gross amount of increases in unrecognized tax
benefits related to the current period	0.1	–
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(134.2)	–
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(2.7)	–
Balance at December 31, 2007	138.2	11.7
Gross amount of increases in unrecognized tax
benefits related to prior periods	4.0	0.5
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(78.8)	(7.2)
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(2.3)	(2.1)
Balance at December 31, 2008	$ 61.1	$ 2.9

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2008, 2007, and 2006, we recorded $22.7 million, $127.0 million, and $3.7 million of net interest income, respectively, as part of our income tax provision. In 2008, 2007, and 2006,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

virtually all of this interest income related to the filing of amended federal income tax returns and ultimate resolution of the federal income tax issues described above. Total accrued interest income was $17.5 million and $19.5 million as of December 31, 2008 and 2007, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2003, including receipt of the applicable cash refund for tax years 1996 through 1999 in October 2007, receipt of the applicable cash refund for tax years 2000 through 2003 in October 2008, and receipt of the majority of the applicable additional cash refund for tax years 1995 through 1999 in February 2009.

For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue in 2009. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

	For the Year Ended December 31,
	2008	2007	2006
Basic:
Numerator:
Income (loss) from continuing operations	$ 234.8	$ 198.3	$ (538.6)
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(22.2)
Income (loss) from continuing operations available
to common shareholders	208.8	172.3	(560.8)
Income (loss) from discontinued operations, net of tax	17.6	455.1	(86.4)
Net income (loss) available to common shareholders	$ 226.4	$ 627.4	$ (647.2)

Denominator:
Basic weighted average common shares outstanding	83.0	78.7	79.5

Basic earnings (loss) per common share:
Income (loss) from continuing operations available
to common shareholders	$ 2.52	$ 2.19	$ (7.05)
Income (loss) from discontinued operations, net of tax	0.21	5.78	(1.09)
Net income (loss) per share available to common shareholders	$ 2.73	$ 7.97	$ (8.14)

Diluted:
Numerator:
Income (loss) from continuing operations	$ 234.8	$ 198.3	$ (538.6)
Income (loss) from discontinued operations, net of tax	17.6	455.1	(86.4)
Net income (loss) available to common shareholders	$ 252.4	$ 653.4	$ (625.0)

Denominator:
Diluted weighted average common shares outstanding	96.4	92.0	90.3

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$ 2.44	$ 2.16	$ (7.05)
Income (loss) from discontinued operations, net of tax	0.18	4.94	(1.09)
Net income (loss) per share available to common shareholders	$ 2.62	$ 7.10	$ (8.14)

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the years ended December 31, 2008, 2007, and 2006, the number of potential shares approximated 13.4 million, 13.3 million, and 10.8 million, respectively. For the years ended December 31, 2008, 2007, and 2006, approximately 13.1 million, 13.1 million, and 10.7 million, respectively, of the potential shares relates to our Convertible perpetual preferred stock. For the year ended December 31, 2006, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations available to common shareholders. Therefore, under the guidance in FASB Statement No. 128, Earnings per Share, basic and diluted loss per common share amounts are the same for 2006.

Options to purchase approximately 2.3 million, 2.4 million, and 3.4 million shares of common stock were outstanding during 2008, 2007, and 2006, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

In September 2006, we agreed to issue approximately 5.0 million shares of common stock and warrants to purchase approximately 8.2 million shares of common stock to settle our class action securities litigation. This agreement received final court approval on January 11, 2007. As of December 31, 2008, these shares of common stock and warrants have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 20, Settlements.

As described in Note 10, Shareholders’ Deficit, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. on June 27, 2008. The increase in our basic and diluted weighted average common shares outstanding for the year ended December 31, 2008 compared to the year ended December 31, 2007 is primarily the result of this transaction.

19.	Related Party Transactions:

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

As a result of a March 2006 dismissal of certain matters related to litigation between Source Medical and an unrelated third party involved in an acquisition, in the first quarter of 2006, we reversed a $6.0 million liability (through a reduction of General and administrative expenses) we had recorded for a promissory note executed by Source Medical as part of the acquisition that was subject to litigation. Additionally, in May 2006, we received a payment of $6.9 million in full satisfaction of all the then outstanding notes receivable and accrued interest due from Source Medical. Approximately $6.3 million of this payment was included as a reduction of Other operating expenses in our consolidated statement of operations for the year ended December 31, 2006, with the remainder representing interest and included in Other income.

We continued to lease HCAP software from Source Medical and pay them for custom software development and other miscellaneous services during 2007 and 2006. During 2007 and 2006, we paid approximately $1.5 million and $5.0 million, respectively, to Source Medical for these types of services.

During 2007, we sold our remaining investment in Source Medical to Source Medical and recorded a gain on sale of approximately $8.6 million. This gain is included in Other income in our consolidated statement of operations for the year ended December 31, 2007. As a result of this transaction, we have no further affiliation or material related party contracts with Source Medical.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.	Settlements:

Medicare Program Settlement—

The 2004 Civil DOJ Settlement—

On January 23, 2002, the United States intervened in four lawsuits filed against us under the federal civil False Claims Act. These so-called “qui tam” (i.e. whistleblower) lawsuits were transferred to the Western District of Texas and were consolidated under the caption United States ex rel. Devage v. HealthSouth Corp., et al., No. SA-98-CA-0372-DWS (W.D. Tex. San Antonio). On April 10, 2003, the United States informed us it was expanding its investigation to review whether fraudulent accounting practices affected our previously submitted Medicare cost reports.

On December 30, 2004, we entered into a global settlement agreement (the “Settlement Agreement”) with the United States. This settlement was comprised of (1) the claims consolidated in the Devage case, which related to claims for reimbursement for outpatient physical therapy services rendered to Medicare, the TRICARE Management Activity (“TRICARE”), or United States Department of Labor (the “DOL”) beneficiaries, (2) the submission of claims to Medicare for costs relating to our allegedly improper accounting practices, (3) the submission of other unallowable costs included in our Medicare Home Office Cost Statements and in our individual provider cost reports, and (4) certain other conduct (collectively, the “Covered Conduct”). The parties to this global settlement include us and the United States acting through the civil division of the DOJ, the HHS-OIG, the DOL through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), TRICARE, and certain other individuals and entities which had filed civil suits against us and/or our affiliates (those other individuals and entities, the “Relators”).

Pursuant to the Settlement Agreement, we agreed to make cash payments to the United States in the aggregate amount of $325 million, plus accrued interest from November 4, 2004 at an annual rate of 4.125%. The United States agreed, in turn, to pay the Relators the portion of the settlement amount due to the Relators pursuant to the terms of the Settlement Agreement. We made the final payments and completed our financial obligation under the settlement in 2007.

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

The Settlement Agreement also provides for the release of HealthSouth by the HHS-OIG and OWCP-DFEC, and the agreement by the HHS-OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA Program, the TRICARE Program and other federal healthcare programs, as applicable, for the Covered Conduct.

The 2006 Orthotics and Prosthetics Case Settlement—

On October 27, 2006, we settled two sealed lawsuits brought under the federal False Claims Act, related to services provided at our inpatient rehabilitation hospitals. These lawsuits, captioned United States ex rel. Knight v. HealthSouth, et al., Civil No. 5:03cv367, and United States ex rel. Bateman Gibson v. HealthSouth, et al., Civil No. 04-2668, were filed in the United States District Court for the Northern District of Florida and the United States District Court for the Western District of Tennessee, respectively. Each lawsuit was filed under seal by a qui tam relator and related to purchasing policies for orthotic and prosthetic devices. The complaints alleged we began a practice of engaging in improper billing practices relating to certain prosthetic and orthotic devices in 1994 that resulted in false claims under the federal Medicare program. Pursuant to the settlement, we paid $4.0 million to the United States in 2006 and included the amount in Government, class action, and related settlements expense in our 2006 consolidated statement of operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The 2007 Referral Source Settlement—

On December 14, 2007, we agreed to a final settlement with the DOJ relating to certain self-disclosures which we made to the HHS-OIG in 2004 and 2005 regarding our relationship with certain physicians. Under the terms of the settlement, we paid, in two installments, a total of $14.2 million to the United States. This charge was included in Government, class action, and related settlements expense in our 2007 consolidated statement of operations. As of December 31, 2007, we owed $7.1 million under this settlement. This amount was included in Government, class action, and related settlements in our consolidated balance sheet. This amount was paid in March 2008.

The December 2004 Corporate Integrity Agreement—

On December 30, 2004, we entered into a new corporate integrity agreement (the “CIA”) with the HHS-OIG. This new CIA has an effective date of January 1, 2005 and a term of five years from that effective date. The CIA expires at the end of 2009, subject to the HHS-OIG accepting and approving our annual report for 2009 that we will submit in the first half of the following year. The CIA incorporates a number of compliance program changes already implemented by us and requires, among other things, that not later than 90 days after the effective date, we:

•

form an executive compliance committee (made up of our chief compliance officer and other executive management members), which shall participate in the formulation and implementation of HealthSouth’s compliance program;

•	require certain independent contractors to abide by our Standards of Business Conduct;
•

provide general compliance training to all HealthSouth personnel as well as specialized training to personnel responsible for billing, coding, and cost reporting relating to federal healthcare programs;

•	report and return overpayments received from federal healthcare programs;
•	notify the HHS-OIG of any new investigations or legal proceedings initiated by a governmental entity involving an allegation of fraud or criminal conduct against HealthSouth;
•	notify the HHS-OIG of the purchase, sale, closure, establishment, or relocation of facilities furnishing items or services that are reimbursed under federal healthcare programs; and
•	submit annual reports to the HHS-OIG regarding our compliance with the CIA.

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

In connection with the settlement of the Knight and Gibson lawsuits described above, we entered into a first addendum to our CIA which requires additional compliance training and annual audits of billing practices relating to prosthetic and orthotic devices. The addendum has a term of three years and will run concurrently with our existing five-year CIA. On December 14, 2007, in connection with the DOJ settlement described above relating to certain self-disclosures made to the HHS-OIG, we entered into a second addendum to our CIA, which requires additional compliance training and annual audits related to arrangements with referral sources. This addendum also runs concurrently with our existing five-year CIA.

On April 30, 2008, we submitted the annual report required by the CIA, which included a report by our IRO, to the HHS-OIG detailing our performance of the requirements of the CIA in 2007. We believe we have complied with the requirements of the CIA on a timely basis, and to date, there are no objections or unresolved comments from the HHS-OIG relating to our annual reports. Failure to meet our obligations under our CIA could result in stipulated financial penalties or extension of the term of the CIA. Failure to comply with material terms,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

however, could lead to exclusion from further participation in federal healthcare programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

SEC Settlement—

On June 6, 2005, the SEC approved a settlement (the “SEC Settlement”) with us relating to the action filed by the SEC on March 19, 2003 captioned SEC v. HealthSouth Corporation and Richard M. Scrushy, No. CV-03-J-0615-S (N.D. Ala.) (the “SEC Litigation”). That lawsuit alleged that HealthSouth and Mr. Scrushy, our former chairman and chief executive officer, violated and/or aided and abetted violations of the antifraud, reporting, books-and-records, and internal controls provisions of the federal securities laws. Specifically, the complaint alleged that we overstated earnings by at least $1.4 billion and that this overstatement occurred because Mr. Scrushy insisted we meet or exceed earnings expectations established by Wall Street analysts.

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

We made all payments under the SEC Settlement in accordance with the above schedule. The plan for distribution of the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) is discussed below in this Note in connection with the settlement fund relating to the Consolidated Securities Action at “Securities Litigation Settlement.”

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint named us as a defendant, as well as more than 30 of our former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleged, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Mr. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The consolidated class action complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934, as amended.

On February 22, 2006, we announced we had reached a preliminary agreement in principle with the lead plaintiffs in the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation, as well as with our insurance carriers, to settle claims filed in those actions against us and many of our former directors and officers. On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the litigation. These settlement agreements memorialized the terms contained in the preliminary agreement in principle entered into in February 2006. On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the Court held a hearing on January 8, 2007 and determined the proposed settlement was fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against the Company.

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from future judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 21, Contingencies and Other Commitments), Ernst & Young LLP, our former auditor, and UBS Securities, our former primary investment bank, each of which after this settlement remained a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 21, Contingencies and Other Commitments, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2008, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

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

Despite approval of the securities class action settlement, there are class members who have elected to opt out of the securities class action settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In the court’s Partial Final Judgment and Order of Dismissal with Prejudice dated January 11, 2007, the court found that allowing AIG to opt out after the deadline would result in serious prejudice to us and denied AIG’s request for an expansion of time to opt out. On January 26, 2007, AIG moved for reconsideration of the court’s decision on this issue. On March 22, 2007, the district court denied AIG’s motion for reconsideration. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal has been consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the securities litigation settlement, and has been fully briefed. On March 12, 2008, AIG appealed the plan of allocation for settlement proceeds, and on March 24, 2008, that appeal was consolidated with AIG’s appeal of April 17, 2007. On April 18, 2008, AIG withdrew its appeal challenging the plan of allocation. The Eleventh Circuit Court of Appeals heard oral arguments on the Scrushy appeal and the initial AIG appeal on January 29, 2009. If the appellate court were to reverse the district court’s denial of AIG’s motion for reconsideration and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the securities class action settlement.

We recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

associated common stock warrants underlying the settlement. During 2006, we reduced our liability for this settlement by approximately $31.2 million based on the value of our common stock and the associated common stock warrants on the date the order granting court approval was entered. During 2007, we further reduced our liability for this settlement by an additional $24.0 million based on the value of our common stock and the associated common stock warrants at year end. During 2008, we reduced our liability for this settlement by an additional $85.2 million based on the value of our common stock and the associated common stock warrants at year end. The corresponding liability of $74.6 million and $159.8 million as of December 31, 2008 and 2007, respectively, is included in Government, class action, and related settlements in our consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Distribution of the underlying common stock and warrants to purchase shares of common stock cannot occur until the order described above becomes a final, non-appealable order. At this time, a ruling from the Eleventh Circuit Court of Appeals is pending on the appeal noted above.

In addition, in order to state the total liability related to the securities litigation settlement at the aggregate value of the consideration to be exchanged for the securities to be issued by us and the cash to be paid by the insurers, our consolidated balance sheet as of December 31, 2007 included a $230 million liability in Government, class action, and related settlements. The related receivable from our insurers in the amount of $230.0 million was also included in our consolidated balance sheet as of December 31, 2007 as Insurance recoveries receivable. During 2008, the United States District Court for the Northern District of Alabama issued three court orders awarding attorneys’ fees and expenses to the stockholder plaintiffs’ lead counsel, bondholder plaintiffs’ counsel, and merger subclass counsel. A portion of the fees and expenses awarded under these court orders were disbursed from the cash portion of the settlement, which has been funded by the insurance carriers and is being held in escrow by the lead attorneys for the federal plaintiffs. During 2008, we reduced our liability and corresponding receivable by approximately $47.2 million, which represents the funds disbursed during 2008 per these court orders. We will continue to reduce this liability and receivable in subsequent periods by the amount of any additional funds that are disbursed. As discussed above for the stock warrants, once the order described earlier in this section becomes a final, non-appealable order, we expect to remove this liability and corresponding receivable from our consolidated balance sheet.

UBS Litigation Settlement—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (see Note 21, Contingencies and Other Commitments, “Derivative Litigation”) against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. As a result of the UBS defendants’ representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities became the named defendant in Tucker. The claims alleged that while the UBS entities were fiduciaries of HealthSouth, they became part of a conspiracy to artificially inflate the market price of HealthSouth stock. The complaint sought compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys’ fees and costs. On August 3, 2005, UBS Securities filed counterclaims against us. Those claims included fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS Securities with materially false information concerning our financial condition to induce UBS Securities to provide investment banking services. UBS Securities’ counterclaims sought compensatory and punitive damages and a judgment declaring that HealthSouth is liable for any losses, costs, or fees incurred by UBS Securities in connection with its defense of actions relating to the services UBS Securities provided to us. In August 2006, HealthSouth and Tucker agreed to jointly prosecute the claims against UBS Securities in state court.

Additionally, on September 6, 2007, UBS AG filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MedCenterDirect.com (“MCD”) (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleged HealthSouth was the guarantor of the loan and sought recovery of the approximately $20 million principal of its loan to MCD and associated interest. However, UBS Securities filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20 million loan to MCD. On October 1, 2007, HealthSouth removed UBS AG’s case from New York state court to federal court in the Southern

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

District of New York, which assigned it Case No. 07 cv 8490. On December 17, 2007, UBS AG moved for summary judgment on its claim under the guarantee provisions of the credit agreement with MCD. On January 18, 2008, HealthSouth filed its opposition to UBS AG’s motion for summary judgment, and filed a cross-motion requesting the action be dismissed or stayed in deference to the Tucker derivative litigation, HealthSouth’s motion alleged, among other claims, that the loan by UBS AG to MCD was part of a scheme between former disloyal officers at the Company, including Mr. Scrushy, and UBS entities to siphon money from the Company.

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

In the New York action, the court issued an order on June 6, 2008 granting UBS AG’s motion for summary judgment and denying HealthSouth’s motion to dismiss or stay. Following the entry of an initial judgment in the incorrect amount, the court entered an amended judgment on June 16, 2008 in the amount of approximately $30.3 million in favor of UBS AG and against HealthSouth. HealthSouth moved the court to waive the requirement of a bond for security pending appeal, but in an order issued June 17, 2008, the court refused. On June 30, 2008, however, upon agreement of the parties, the court authorized HealthSouth to issue a letter of credit in the amount of approximately $33.6 million (i.e., 111% of the amended judgment) in lieu of a bond. HealthSouth filed its notice of appeal to the U.S. Court of Appeals for the Second Circuit on July 7, 2008. As described below, as part of the agreement with UBS Securities in the Tucker derivative litigation, this appeal will be dismissed and the judgment will be satisfied and released.

On October 22, 2008, HealthSouth and the stockholder derivative plaintiffs entered into an agreement in principle with UBS Securities to settle litigation filed by the derivative plaintiffs on HealthSouth’s behalf in the Tucker derivative litigation (the “UBS Settlement”). On January 13, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving the UBS Settlement under which HealthSouth will receive $100.0 million in cash and a release of all claims by the UBS entities, including the release and satisfaction of the judgment in favor of UBS AG in the New York action. That order also awarded to the derivative plaintiffs’ attorneys fees and expenses of $26.2 million to be paid from the $100.0 million in cash received by HealthSouth. As of December 31, 2008, Restricted cash in the accompanying consolidated balance sheets included approximately $97.9 million related to the UBS Settlement. The remaining $2.1 million was funded by the applicable insurance carrier in January 2009. UBS Securities and its insurance carriers transferred these amounts to an escrow account designated and controlled by HealthSouth. These funds are being held in escrow pending the court’s implementation of the final court order entered on January 13, 2009. We expect to disperse these funds to the applicable parties during the first quarter of 2009. Pursuant to the settlement agreements in the Consolidated Securities Action, as discussed above in “Securities Litigation Settlement,” HealthSouth is obligated to pay 25% of the net settlement proceeds, after deducting all of its costs and expenses in connection with the Tucker derivative litigation including fees and expenses of the derivative counsel and HealthSouth’s counsel, to the plaintiffs in the Consolidated Securities Action. The UBS Settlement does not affect HealthSouth’s claims against Mr. Scrushy or any other defendants in the Tucker derivative litigation, or against HealthSouth’s former independent auditor, Ernst & Young, which remain pending in arbitration.

As a result of the UBS Settlement, we recorded a $121.3 million gain in our 2008 consolidated statement of operations. This gain is comprised of the $100.0 million cash portion of the settlement plus the principal portion of the loan guarantee. The approximate $9.4 million gain associated with the reversal of the accrued interest on this loan is included in Interest expense and amortization of debt discounts and fees in our 2008 consolidated statement of operations. The $26.2 million owed to the derivative plaintiffs’ attorneys is included in Other current liabilities in

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

our consolidated balance sheet as of December 31, 2008, with the corresponding charge included in Professional fees – accounting, tax, and legal in our 2008 consolidated statement of operations. An estimate of the 25% of the net settlement proceeds to be paid to the plaintiffs in the Consolidated Securities Action is included in Other current liabilities in our consolidated balance sheet as of December 31, 2008, with the corresponding charge included in Government, class action, and related settlements expense in our 2008 consolidated statement of operations.

ERISA Litigation Settlement—

In 2003, six lawsuits were filed in the United States District Court for the Northern District of Alabama against us and some of our current and former officers and directors alleging breaches of fiduciary duties in connection with the administration of our Employee Stock Benefit Plan (the “ESOP”). These lawsuits were consolidated under the caption In re HealthSouth Corp. ERISA Litigation, Consolidated Case No. CV-03-BE-1700-S (the “ERISA Action”). The plaintiffs filed a consolidated complaint on December 19, 2003 that alleged, generally, that fiduciaries to the ESOP breached their duties to loyally and prudently manage and administer the ESOP and its assets in violation of sections 404 and 405 of the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1001 et seq. (“ERISA”), by failing to monitor the administration of the ESOP, failing to diversify the portfolio held by the ESOP, and failing to provide other fiduciaries with material information about the ESOP. The plaintiffs sought actual damages including losses suffered by the plan, imposition of a constructive trust, equitable and injunctive relief against further alleged violations of ERISA, costs pursuant to 29 U.S.C. § 1132(g), and attorneys’ fees. The plaintiffs also sought damages related to losses under the plan as a result of alleged imprudent investment of plan assets, restoration of any profits made by the defendants through use of plan assets, and restoration of profits the plan would have made if the defendants had fulfilled their fiduciary obligations. Pursuant to an Amended Class Action Settlement Agreement entered into on March 6, 2006, all parties agreed to a global settlement of the claims in the ERISA Action. Under the terms of this settlement, Michael Martin, a former chief financial officer of the Company, contributed $350,000 to resolve claims against him, Mr. Scrushy and our insurance carriers contributed $3.5 million to resolve claims against him, and HealthSouth and its insurance carriers contributed $25 million to settle claims against all remaining defendants, including HealthSouth. In addition, we were required to contribute the first $1.0 million recovered from Mr. Scrushy for the restitution of incentive bonuses paid to him during 1996 through 2002. On June 28, 2006, the Court granted final approval to the Amended Class Action Settlement Agreement and the ERISA Action was dismissed with prejudice. The settlement amounts were subsequently contributed to the ESOP and allocated to participant accounts. Following such allocation, the ESOP was terminated and all participants were paid their vested account balances, in cash and/or shares as elected by the participant, by December 2008.

Insurance Coverage Litigation Settlement—

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also sought a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenged the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama were consolidated with the Tucker derivative litigation for discovery and other pretrial purposes. See Note 21, Contingencies and Other Commitments, “Derivative Litigation”. Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

prejudice. The four insurance actions filed in the Circuit Court of Jefferson County have been placed on the Court’s administrative docket and will be dismissed in the event the Eleventh Circuit Court of Appeals denies Mr. Scrushy’s appeal of one provision of the bar order relating to the settlement.

Non-Prosecution Agreement—

On May 17, 2006, we entered into a non-prosecution agreement (the “Non-Prosecution Agreement”) with the DOJ with respect to the accounting fraud committed by members of our former management. We pledged to continue our cooperation with the DOJ and paid $3.0 million to the U.S. Postal Inspection Services Consumer Fraud Fund during the second quarter of 2006 in connection with the execution of the Non-Prosecution Agreement. This payment was recorded in Government, class action, and related settlements expense in our consolidated statement of operations for the year ended December 31, 2006. The Non-Prosecution Agreement is scheduled to expire in May 2009.

Notwithstanding the foregoing, the DOJ has reserved the right to prosecute us for any crimes committed by our employees if we violate the terms of the Non-Prosecution Agreement. In a letter dated November 8, 2007, the DOJ, by and through the United States Attorney for the Northern District of Alabama, clarified the Non-Prosecution Agreement, including a statement of satisfaction that HealthSouth does not endorse, ratify, or condone criminal conduct, as set forth in the Non-Prosecution Agreement, and has taken substantial steps to prevent unlawful practices from occurring in the future. The letter further acknowledges that the DOJ invited HealthSouth to submit a victim impact statement to the federal court in connection with the sentencing of several former HealthSouth officials, and that an assertion by HealthSouth in relation to third party claims that it and its shareholders were victimized by the unlawful practices would not, in the opinion of the United States Attorney for the Northern District of Alabama, contradict HealthSouth’s acceptance of responsibility or breach the Non-Prosecution Agreement.

Massachusetts Real Estate Settlements—

Following our intervention in a lawsuit filed on February 3, 2003 by HRPT Properties Trust (“HRPT”) against Senior Residential Care/North Andover, Limited Partnership in the Land Court for the Commonwealth of Massachusetts captioned HRPT Properties Trust v. Senior Residential Care/North Andover, Limited Partnership, Misc. Case No. 287313, to claim ownership of certain parcels of real estate in North Andover pursuant to an agreement that involved the conveyance of five nursing homes and to effect a transfer of title to the disputed property by HRPT to us or our nominee, we were named as a defendant in a lawsuit filed on April 16, 2003, in the same court by Senior Housing Properties Trust (“SNH”) and its wholly owned subsidiary, HRES1 Properties Trust (“HRES1”), captioned Senior Housing Properties Trust and HRES1 Properties Trust v. HealthSouth Corporation, Misc. Case No. 289182. In their complaint, SNH and HRES1 alleged that certain of our representatives made false statements regarding our financial position, thereby inducing HRES1 to enter into lease terms and other arrangements to which it would not have otherwise agreed, and sought damages, rescission, and reformation of the lease pursuant to which we, through subsidiaries, operated the Braintree Rehabilitation Hospital in Braintree, Massachusetts (the “Braintree Hospital”) and the New England Rehabilitation Hospital in Woburn, Massachusetts (the “New England Hospital”). We denied the allegations and asserted claims against HRPT and counterclaims against SNH and HRES1 for breach of contract, reformation, and fraud based on the failure to convey title to the property in North Andover and sought damages incurred as a result of that failure to convey. The two actions in the Land Court were consolidated for all purposes.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Other Settlements—

On September 17, 1998, John Darling, who was one of the federal False Claims Act relators in the now-settled Devage case, filed a lawsuit captioned Darling v. HealthSouth Sports Medicine & Rehabilitation, et al., 98-6110-CI-20, in the Circuit Court for Pinellas County, Florida. The complaint alleged Mr. Darling was injured while receiving physical therapy during a 1996 visit to a HealthSouth outpatient rehabilitation facility in Clearwater, Florida. The complaint was amended in December 2004 to add a punitive damages claim. This amended complaint alleged that fraudulent misrepresentations and omissions by us resulted in the injury to Mr. Darling. The court ordered the parties to participate in non-binding arbitration which resulted in a finding in our favor on December 27, 2005. We entered into a settlement agreement with Mr. Darling on February 3, 2007 pursuant to which we must pay certain damages pursuant to a confidential settlement agreement. The cost of the settlement is included in Government, class action, and related settlements expense in our 2006 consolidated statement of operations. Amounts owed under this settlement were paid in 2007.

21.	Contingencies and Other Commitments:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint names as defendants a number of former HealthSouth officers and directors. Tucker also asserts claims on our behalf against Ernst & Young and UBS entities, as well as against MCD, Capstone Capital Corp., and G.G. Enterprises. The Tucker complaint originally named UBS Group and UBS Investment Bank as defendants. As a result of the UBS defendants’ representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities became the UBS entity named as a defendant in Tucker.

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

On January 13, 2009, the Alabama Circuit Court approved the agreement among the Company, the stockholder derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. See Note 20, Settlements, “UBS Litigation Settlement” for additional information. The court also approved the award of fees and expenses to the attorneys for the derivative plaintiffs relating to the UBS litigation as well as the following agreements between the Company and attorneys for the derivative plaintiffs relating derivative counsel fees for other claims originally filed in the Tucker action:

•	Derivative counsel shall receive 11% of any future recovery from the defendant Ernst & Young in the Tucker case for attorneys’ fees, plus reasonable expenses;
•

Derivative counsel shall receive 35% of any monetary judgment recovery collected from the defendant Richard M. Scrushy in the Tucker case for attorneys’ fees, plus reasonable expenses, provided that in the event there is a judgment against Mr. Scrushy in the Tucker case and Mr. Scrushy obtains a judgment against HealthSouth that offsets or recoups all or a portion of the judgment against Mr. Scrushy, the derivative plaintiffs’ attorneys in the Tucker case shall receive a fee of 15% of the amount of the offset or recoupment. Further, with regard to the claims against Mr. Scrushy, in the event of a negotiated settlement of HealthSouth’s claims against Mr. Scrushy and Mr. Scrushy’s claims against HealthSouth, derivative counsel shall receive the greater of $5.0 million or 35% of the settlement amount paid by Mr. Scrushy to HealthSouth; and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

•

Derivative counsel shall receive 35% of any monetary recovery collected from any recovery against the individual defendants in the Tucker case who pled guilty to criminal violations for their role in the accounting fraud affecting HealthSouth, for attorneys’ fees, plus reasonable expenses.

The settlement with UBS Securities does not affect HealthSouth’s claims against Mr. Scrushy or any other defendants in the Tucker derivative litigation, or against HealthSouth’s former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Mr. Scrushy, Ernst & Young, and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that has been coordinated with the federal securities claims by former stockholders and bondholders of the Company against Mr. Scrushy and Ernst & Young. The claims against Mr. Scrushy have been set for trial on May 11, 2009.

Litigation by and Against Former Independent Auditor—

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. At this juncture, we have initiated the selection process for an arbitration panel under rules of the American Arbitration Association (the “AAA”) that will adjudicate the claims and counterclaims in arbitration. We expect that process to take several months, after which we expect to complete expert testimony and move the claims to trial before the AAA panel. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case. Fact discovery relating to the claims has concluded on an expedited schedule coordinated with parallel federal securities laws claims by former stockholders and bondholders of HealthSouth against Ernst & Young and with parallel state law claims pending in the Circuit Court of Jefferson County.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

HealthSouth’s counterclaims remain pending in Circuit Court. The Company also asserts that the employment agreement with Mr. Scrushy is void and unenforceable.

On or about December 19, 2005, Mr. Scrushy filed a demand for arbitration with the AAA pursuant to an indemnity agreement with us. The arbitration demand sought to require us to pay expenses which he estimated exceeded $31 million incurred by Mr. Scrushy, including attorneys’ fees, in connection with the defense of criminal fraud claims against him and in connection with a preliminary hearing in the SEC litigation.

On October 17, 2006, the arbitrator issued a final award of approximately $17.0 million to Mr. Scrushy and further ruled that Mr. Scrushy was entitled to payment by HealthSouth of approximately $4.0 million in pre-judgment interest and attorneys’ fees and expenses incurred by Scrushy in connection with the arbitration proceeding. On August 31, 2006, HealthSouth and the Tucker plaintiffs filed a joint motion in the Tucker case to offset the entire award to Mr. Scrushy in the arbitration, including fees and interest, against the approximately $48 million judgment against Mr. Scrushy in Tucker for repayment of his bonuses. Mr. Scrushy opposed that effort, and on October 17, 2006 filed a lawsuit captioned Scrushy v. HealthSouth Corporation, CA No. 2483-N, in the Delaware Court of Chancery for New Castle County seeking confirmation of the arbitration award in that court. A settlement was reached with Mr. Scrushy by which he agreed to an offset of the arbitrator’s award in the amount of $21.5 million, which amount is included in the amount collected from Mr. Scrushy on the Tucker judgment. We accrued an estimate of these legal fees as part of Professional fees—accounting, tax, and legal in our 2005 and 2004 consolidated statements of operations. While we may have an obligation to indemnify Mr. Scrushy for certain costs associated with ongoing litigation, the court’s order approving the settlement of the Consolidated Securities Action prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy. As of December 31, 2008 and 2007, an estimate of these legal fees is included in Other current liabilities in our consolidated balance sheets.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On October 17, 2008, we filed a motion in the Michigan Action requesting that the court reform the amount of the Consent Judgment to $0.3 million (the amount which Meadowbrook and General Medicine actually agreed would be paid to settle the Michigan Action) or, alternatively, set aside the Consent Judgment because it was the product of fraud on the court and collusion by the parties. Specifically, we assert in the motion that the Consent Judgment was the product of fraud on the court and collusion because, without limitation, (1) General Medicine and Meadowbrook did not inform the Michigan court of the existence or terms of their settlement agreement when they sought to enter their stipulated Consent Judgment; (2) the stipulated Consent Judgment that General Medicine and Meadowbrook submitted to the Michigan court for entry misrepresented the terms of the parties’ settlement; (3) the amount of the Consent Judgment was unilaterally selected by General Medicine and was not the product of arms-length negotiations; (4) Meadowbrook’s counsel did nothing to test the validity of General Medicine’s claim or its alleged damages prior to agreeing to the Consent Judgment; and (5) the $376 million amount of the Consent Judgment was wholly unreasonable and not supported by admissible evidence. Our motion to reform or set aside the Consent Judgment has been set for hearing on March 12, 2009.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

Other Litigation—

We have been named as a defendant in two lawsuits brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003, and Hilsman v. Ernst & Young, HealthSouth Corp., et al., CV-03-7790, filed December 12, 2003. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. On March 24, 2003, a lawsuit captioned Warren v. HealthSouth Corp., et al., CV-03-5967, was filed in the Circuit Court of Montgomery County, Alabama. The lawsuit, which claims damages for the defendants’ alleged negligence, wantonness, fraud and breach of fiduciary duty, was transferred to the Circuit Court of Jefferson County, Alabama. Each of these three lawsuits described in this paragraph was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs in these cases are subject to the Consolidated Securities Action settlement discussed in Note 20, Settlements, “Securities Litigation Settlement,” and thereby foreclosed from pursuing these state court actions based

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

on purchases made during the class period unless they opted out of that settlement. The plaintiffs in Warren v. HealthSouth Corp., et al. did not opt out of the settlement. The plaintiffs in Hilsman v. Ernst & Young, et al. attempted to opt out of the settlement, but their election was deemed invalid by the agent. At present, it is unclear whether the plaintiffs in the Hilsman action will challenge this determination. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. It is unclear whether Mr. Kapoor will challenge this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols case is currently stayed in Circuit Court. However, on January 12, 2009, the plaintiffs in that case filed a motion to lift the stay. The Circuit Court has set that motion for a hearing on March 2, 2009. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of these cases.

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

On November 9, 2004, the federal trial judge entered summary judgment in favor of HealthSouth on the indemnification issue, finding that the indemnity obligations had expired. After two appeals by Tenet, on June 17, 2008, the Eleventh Circuit Court of Appeals reversed the trial judge’s order and found that HealthSouth was not entitled to summary judgment and vacated the trial court’s order dismissing Tenet’s third party complaint against HealthSouth. On September 24, 2008, after remand from the Court of Appeals, the trial judge entered an order

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

granting the summary judgment motion of the Foundation against Tenet and declared that Tenet remained liable for any breaches by Fairfield as to the obligations under the Tenet Agreement. On the same date, the trial judge also entered an order granting Tenet’s motion for summary judgment against HealthSouth determining that HealthSouth was liable to Tenet based on the indemnification agreement for any damages the Foundation recovered against Tenet and further held that, to the extent Tenet may be liable to the Foundation, HealthSouth would be obligated to indemnify Tenet.

On December 19, 2008, following a jury trial in the Federal Case, the court entered a judgment against Tenet in favor of the Foundation for $7.7 million in damages. Pursuant to the federal trial court’s prior ruling, HealthSouth would be obligated to indemnify Tenet for $5.1 million of those damages, plus Tenet’s and certain of the Foundation’s reasonable attorneys’ fees and expenses to be determined by the court. An estimate of this total obligation is included in Government, class action, and related settlements in our consolidated balance sheet as of December 31, 2008, with the charges included in Government, class action, and related settlement expense in our 2008 consolidated statement of operations.

The Bessemer Case remains pending with a trial date set for May 4, 2009. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of the Bessemer Case.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, the Company refunding amounts to Medicare or other federal healthcare programs. See Note 20, Settlements, “Medicare Program Settlement - The 2004 Civil DOJ Settlement,” “Medicare Program Settlement - The December 2004 Corporate Integrity Agreement,” and “Other Settlements.”

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

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 16, Assets Held for Sale and Results of Discontinued Operations) following their closing. These include indemnification obligations, disputes with former partners (as discussed above), and certain contract termination or repurchase rights that may have been triggered by the divestitures, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, we continue to seek regulatory approval for the transition of one surgery center included in the divestiture transactions from the applicable agency.

Other Commitments—

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $38.9 million in 2009, $4.5 million in 2010, $1.8 million in 2011, $1.2 million in 2012, $1.1 million in 2013, and $1.1 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, certain equipment, and medical supplies.

We also have commitments under severance agreements with former employees. Payments under these agreements approximate $1.1 million in 2009, $0.3 million in 2010, $0.2 million in 2011, $0.2 million in 2012, $0.2 million in 2013, and $2.6 million thereafter.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

22.	Quarterly Data (Unaudited):
	2008
	First(a)	Second(a)	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$ 464.9	$ 457.5	$ 456.2	$ 463.8	$ 1,842.4
Operating earnings(b)	88.1	66.2	37.0	194.6	385.9
Gain on UBS Settlement	–	–	–	(121.3)	(121.3)
Government, class action, and related settlements expense	(36.4)	(8.6)	17.1	(39.3)	(67.2)
Loss (gain) on interest rate swap	36.6	(28.5)	8.0	39.6	55.7
Income from continuing operations	4.4	48.1	9.4	172.9	234.8
Income (loss) from discontinued operations, net of tax	15.4	(4.0)	(2.8)	9.0	17.6
Net income	19.8	44.1	6.6	181.9	252.4
Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(6.5)	(6.5)	(26.0)
Net income available to common shareholders	$ 13.3	$ 37.6	$ 0.1	$ 175.4	$ 226.4
Basic and diluted earnings per common share:
Basic:(c)
(Loss) income from continuing operations
available to common shareholders	$ (0.03)	$ 0.52	$ 0.03	$ 1.91	$ 2.52
Income (loss) from discontinued operations, net
of tax	0.20	(0.05)	(0.03)	0.10	0.21
Net income per share available to common
shareholders	$ 0.17	$ 0.47	$ 0.00	$ 2.01	$ 2.73
Diluted:(d)
(Loss) income from continuing operations
available to common shareholders	$ (0.03)	$ 0.52	$ 0.03	$ 1.72	$ 2.44
Income (loss) from discontinued operations, net
of tax	0.20	(0.05)	(0.03)	0.09	0.18
Net income per share available to common
shareholders	$ 0.17	$ 0.47	$ 0.00	$ 1.81	$ 2.62

	2007
	First(a)	Second(a)	Third(a)	Fourth(a)	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$ 439.4	$ 435.3	$ 428.3	$ 434.5	$ 1,737.5
Operating earnings(b)	32.5	51.6	43.3	21.4	148.8
Government, class action, and related settlements expense	(12.2)	(25.7)	3.9	31.2	(2.8)
Loss (gain) on interest rate swap	4.4	(19.0)	21.4	23.6	30.4
(Loss) income from continuing operations	(29.0)	4.5	250.1	(27.3)	198.3
(Loss) income from discontinued operations, net of tax	(27.6)	463.8	37.5	(18.6)	455.1
Net (loss) income	(56.6)	468.3	287.6	(45.9)	653.4
Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(6.5)	(6.5)	(26.0)
Net (loss) income available to common shareholders	$ (63.1)	$ 461.8	$ 281.1	$ (52.4)	$ 627.4
Basic and diluted earnings per common share:
Basic:(c)
(Loss) income from continuing operations
available to common shareholders	$ (0.45)	$ (0.02)	$ 3.10	$ (0.43)	$ 2.19
(Loss) income from discontinued operations, net
of tax	(0.35)	5.89	0.48	(0.24)	5.78
Net (loss) income per share available to common
shareholders	$ (0.80)	$ 5.87	$ 3.58	$ (0.67)	$ 7.97
Diluted:(e)
(Loss) income from continuing operations
available to common shareholders	$ (0.45)	$ (0.02)	$ 2.72	$ (0.43)	$ 2.16
(Loss) income from discontinued operations, net
of tax	(0.35)	5.89	0.41	(0.24)	4.94
Net (loss) income per share available to common
shareholders	$ (0.80)	$ 5.87	$ 3.13	$ (0.67)	$ 7.10

(a)	Amounts are presented using facilities identified as of December 31, 2008 that met the requirements of FASB Statement No. 144 to be reported as discontinued operations.
(b)

We define operating earnings as income before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swap, and (5) income tax benefit or expense.

(c)	Basic per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the entire year.
(d)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.
(e)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended March 31, 2007, June 30, 2007, and December 31, 2007.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

23.	Condensed Consolidating Financial Information:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 23.1	$ 0.9	$ 8.2	$ –	$ 32.2
Restricted cash	100.2	–	53.8	–	154.0
Restricted marketable securities	–	–	20.3	–	20.3
Accounts receivable, net	12.7	159.8	63.4	–	235.9
Other current assets	36.4	62.3	44.9	(88.5)	55.1
Insurance recoveries receivable	182.8	–	–	–	182.8
Current assets held for sale	1.0	0.9	0.5	–	2.4
Total current assets	356.2	223.9	191.1	(88.5)	682.7
Property and equipment, net	46.3	471.9	156.1	–	674.3
Goodwill	–	265.6	149.1	–	414.7
Intangible assets, net	1.1	34.3	7.4	–	42.8
Investments in and advances to
nonconsolidated affiliates	2.8	29.6	4.3	–	36.7
Assets held for sale	2.0	4.3	18.2	–	24.5
Income tax refund receivable	55.9	–	–	–	55.9
Other long-term assets	54.5	205.1	59.0	(252.0)	66.6
Intercompany receivable	1,091.2	–	–	(1,091.2)	–
Total assets	$ 1,610.0	$ 1,234.7	$ 585.2	$ (1,431.7)	$ 1,998.2

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 11.2	$ 11.8	$ 1.8	$ –	$ 24.8
Accounts payable	11.9	24.4	9.4	–	45.7
Accrued expenses and other current
liabilities	270.2	60.3	51.3	(10.0)	371.8
Government, class action, and
related settlements	268.5	–	–	–	268.5
Current liabilities held for sale	29.5	1.5	4.4	–	35.4
Total current liabilities	591.3	98.0	66.9	(10.0)	746.2
Long-term debt, net of current portion	1,706.5	83.4	28.7	(29.0)	1,789.6
Liabilities held for sale	0.9	0.6	2.3	–	3.8
Other long-term liabilities	93.3	10.7	60.3	(5.9)	158.4
Intercompany payable	–	954.5	1,209.6	(2,164.1)	–
	2,392.0	1,147.2	1,367.8	(2,209.0)	2,698.0
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	82.2	–	82.2
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity	(1,169.4)	87.5	(864.8)	777.3	(1,169.4)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,610.0	$ 1,234.7	$ 585.2	$ (1,431.7)	$ 1,998.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 2.1	$ 13.9	$ 9.1	$ (5.3)	$ 19.8
Restricted cash	2.5	–	61.1	–	63.6
Restricted marketable securities	–	–	28.9	–	28.9
Accounts receivable, net	13.1	144.4	60.2	–	217.7
Other current assets	49.0	60.9	44.7	(96.2)	58.4
Insurance recoveries receivable	230.0	–	–	–	230.0
Current assets held for sale	9.4	8.6	1.0	–	19.0
Total current assets	306.1	227.8	205.0	(101.5)	637.4
Property and equipment, net	92.8	475.9	160.9	–	729.6
Goodwill	–	257.0	149.1	–	406.1
Intangible assets, net	1.2	15.1	9.8	–	26.1
Investments in and advances to
nonconsolidated affiliates	3.2	29.5	10.0	–	42.7
Assets held for sale	0.9	17.0	61.4	(1.3)	78.0
Income tax refund receivable	52.5	–	–	–	52.5
Other long-term assets	74.5	205.2	58.0	(259.5)	78.2
Intercompany receivable	1,136.6	–	–	(1,136.6)	–
Total assets	$ 1,667.8	$ 1,227.5	$ 654.2	$ (1,498.9)	$ 2,050.6

Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 55.5	$ 10.9	$ 1.9	$ –	$ 68.3
Accounts payable	20.9	19.7	8.1	–	48.7
Accrued expenses and other current
liabilities	279.8	60.8	51.6	(28.0)	364.2
Government, class action, and
related settlements	400.7	–	–	–	400.7
Current liabilities held for sale	68.6	4.9	15.1	–	88.6
Total current liabilities	825.5	96.3	76.7	(28.0)	970.5
Long-term debt, net of current portion	1,907.0	76.9	30.5	(40.0)	1,974.4
Liabilities held for sale	0.4	1.2	2.6	–	4.2
Other long-term liabilities	102.0	7.6	64.2	(2.4)	171.4
Intercompany payable	–	1,072.3	1,259.3	(2,331.6)	–
	2,834.9	1,254.3	1,433.3	(2,402.0)	3,120.5
Commitments and contingencies
Minority interest in equity of
consolidated affiliates	–	–	97.2	–	97.2
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ deficit	(1,554.5)	(26.8)	(876.3)	903.1	(1,554.5)
Total liabilities and
shareholders’ deficit	$ 1,667.8	$ 1,227.5	$ 654.2	$ (1,498.9)	$ 2,050.6

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 97.1	$ 1,265.6	$ 506.9	$ (27.2)	$ 1,842.4
Operating expenses:
Salaries and benefits	57.3	631.1	254.4	(8.1)	934.7
Other operating expenses	22.7	179.3	76.0	(9.7)	268.3
General and administrative
expenses	105.5	–	–	–	105.5
Supplies	7.8	73.1	28.0	–	108.9
Depreciation and amortization	23.4	45.2	15.2	–	83.8
Impairment of long-lived assets	–	0.6	–	–	0.6
Gain on UBS Settlement	(121.3)	–	–	–	(121.3)
Occupancy costs	4.9	36.1	17.6	(8.8)	49.8
Provision for doubtful accounts	2.1	20.3	5.4	–	27.8
(Gain) loss on disposal of assets	(0.2)	2.3	(0.1)	–	2.0
Government, class action, and
related settlements expense	(68.4)	(0.2)	1.4	–	(67.2)
Professional fees—accounting,
tax, and legal	44.4	–	–	–	44.4
Total operating expenses	78.2	987.8	397.9	(26.6)	1,437.3
Loss on early extinguishment of debt	5.9	–	–	–	5.9
Interest expense and amortization of
debt discounts and fees	147.9	8.8	4.1	(1.1)	159.7
Other expense (income)	1.4	(0.3)	(2.3)	1.1	(0.1)
Loss on interest rate swap	55.7	–	–	–	55.7
Equity in net income of nonconsolidated
affiliates	(2.4)	(7.9)	(0.3)	–	(10.6)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	–	–	18.8	–
Income from operations of
consolidated affiliates	(143.0)	(20.2)	(1.8)	165.0	–
Minority interests in earnings of
consolidated affiliates	–	–	29.8	–	29.8
Management fees	(82.3)	62.5	19.8	–	–
Income from continuing
operations before income tax
(benefit) expense	54.5	234.9	59.7	(184.4)	164.7
Provision for income tax (benefit)
expense	(201.7)	107.5	24.1	–	(70.1)
Income from continuing
operations	256.2	127.4	35.6	(184.4)	234.8
(Loss) income from discontinued
operations, net of income tax
benefit (expense)	(3.8)	(7.8)	10.1	19.1	17.6
Net income	$ 252.4	$ 119.6	$ 45.7	$ (165.3)	$ 252.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 97.2	$ 1,180.1	$ 490.0	$ (29.8)	$ 1,737.5
Operating expenses:
Salaries and benefits	56.3	580.6	232.3	(5.6)	863.6
Other operating expenses	28.9	156.9	69.4	(11.4)	243.8
General and administrative
expenses	127.9	–	–	–	127.9
Supplies	7.5	67.8	25.0	–	100.3
Depreciation and amortization	18.5	41.4	16.3	–	76.2
Impairment of long-lived assets	15.0	0.1	–	–	15.1
Occupancy costs	2.9	39.9	17.1	(7.5)	52.4
Provision for doubtful accounts	3.9	21.6	8.1	–	33.6
Loss (gain) on disposal of assets	3.7	3.0	(0.8)	–	5.9
Government, class action, and
related settlements expense	(2.4)	(0.4)	–	–	(2.8)
Professional fees—accounting,
tax, and legal	51.1	0.5	–	–	51.6
Total operating expenses	313.3	911.4	367.4	(24.5)	1,567.6
Loss on early extinguishment of debt	28.2	–	–	–	28.2
Interest expense and amortization of
debt discounts and fees	219.8	8.3	3.9	(2.2)	229.8
Other income	(8.4)	(0.2)	(9.1)	2.2	(15.5)
Loss on interest rate swap	30.4	–	–	–	30.4
Equity in net income of nonconsolidated
affiliates	(2.5)	(7.6)	(0.2)	–	(10.3)
Equity in net (income) loss of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(451.9)	–	–	451.9	–
(Income) loss from operations of
consolidated affiliates	(142.5)	27.3	(0.5)	115.7	–
Minority interests in earnings of
consolidated affiliates	–	–	31.4	–	31.4
Management fees	(99.8)	59.2	40.6	–	–
Income (loss) from continuing
operations before income tax
(benefit) expense	210.6	181.7	56.5	(572.9)	(124.1)
Provision for income tax (benefit)
expense	(442.1)	89.2	30.5	–	(322.4)
Income from continuing
operations	652.7	92.5	26.0	(572.9)	198.3
Income (loss) from discontinued
operations, net of income tax
benefit (expense)	0.7	12.3	(15.3)	457.4	455.1
Net income	$ 653.4	$ 104.8	$ 10.7	$ (115.5)	$ 653.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 103.6	$ 1,157.5	$ 467.8	$ (33.4)	$ 1,695.5
Operating expenses:
Salaries and benefits	50.8	557.2	216.0	(5.4)	818.6
Other operating expenses	10.2	154.5	66.6	(8.3)	223.0
General and administrative
expenses	141.3	–	–	–	141.3
Supplies	7.5	67.8	25.1	–	100.4
Depreciation and amortization	24.9	44.6	15.2	–	84.7
Impairment of long-lived assets	8.9	0.8	–	–	9.7
Recovery of amounts due from
Richard M. Scrushy	(47.8)	–	–	–	(47.8)
Occupancy costs	5.5	41.3	17.7	(10.0)	54.5
Provision for doubtful accounts	15.4	20.1	9.8	–	45.3
Loss on disposal of assets	1.2	3.3	1.9	–	6.4
Government, class action, and
related settlements expense	(8.0)	3.2	–	–	(4.8)
Professional fees—accounting,
tax, and legal	161.3	0.1	–	–	161.4
Total operating expenses	371.2	892.9	352.3	(23.7)	1,592.7
Loss on early extinguishment of debt	365.3	0.3	–	–	365.6
Interest expense and amortization of
debt discounts and fees	323.5	9.2	3.8	(101.8)	234.7
Other income	(12.6)	(0.3)	(8.8)	12.3	(9.4)
Loss on interest rate swap	10.5	–	–	–	10.5
Equity in net income of nonconsolidated
affiliates	(1.9)	(6.4)	(0.4)	–	(8.7)
Equity in net income of consolidated
affiliates	(111.5)	(101.9)	(0.9)	214.3	–
Minority interests in earnings of
consolidated affiliates	–	–	26.3	–	26.3
Management fees	(120.0)	60.2	59.8	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(720.9)	303.5	35.7	(134.5)	(516.2)
Provision for income tax (benefit)
expense	(141.7)	134.0	30.1	–	22.4
(Loss) income from continuing
operations	(579.2)	169.5	5.6	(134.5)	(538.6)
(Loss) income from discontinued
operations, net of income tax
benefit (expense)	(45.8)	(31.1)	70.2	(79.7)	(86.4)
Net (loss) income	$ (625.0)	$ 138.4	$ 75.8	$ (214.2)	$ (625.0)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$ 111.7	$ 175.3	$ 112.6	$ (172.4)	$ 227.2
Cash flows from investing activities:
Capital expenditures	(20.6)	(27.1)	(8.3)	–	(56.0)
Acquisition of business, net of assets
acquired	–	(14.6)	–	–	(14.6)
Acquisition of intangible assets	–	(18.2)	–	–	(18.2)
Proceeds from disposal of assets	43.9	10.0	–	–	53.9
Proceeds from sale of restricted
marketable securities	–	–	8.1	–	8.1
Proceeds from sale of investments	–	–	4.3	–	4.3
Purchase of restricted investments	–	–	(4.8)	–	(4.8)
Net change in restricted cash	0.2	–	7.3	–	7.5
Net settlements on interest rate swap	(20.7)	–	–	–	(20.7)
Other	–	–	0.6	–	0.6
Net cash provided by (used in) investing
activities of discontinued operations	0.1	(0.4)	0.2	–	(0.1)
Net cash provided by (used in)
investing activities	2.9	(50.3)	7.4	–	(40.0)
Cash flows from financing activities:
Check in excess of bank balance	(16.7)	–	–	5.3	(11.4)
Principal payments on debt, including
pre-payments	(211.6)	(4.3)	–	11.1	(204.8)
Borrowings on revolving credit facility	128.0	–	–	–	128.0
Payments on revolving credit facility	(163.0)	–	–	–	(163.0)
Principal payments under capital lease
obligations	(2.0)	(10.6)	(1.8)	–	(14.4)
Issuance of common stock	150.2	–	–	–	150.2
Dividends paid on convertible perpetual
preferred stock	(26.0)	–	–	–	(26.0)
Distributions to minority interests of
consolidated affiliates	–	–	(33.4)	–	(33.4)
Other	(0.2)	–	0.7	–	0.5
Change in intercompany advances	48.3	(123.1)	(86.5)	161.3	–
Net cash used in financing activities of
discontinued operations	(0.6)	–	(1.1)	–	(1.7)
Net cash used in financing
activities	(93.6)	(138.0)	(122.1)	177.7	(176.0)
Effect of exchange rate on cash and
cash equivalents	–	–	0.8	–	0.8
Increase (decrease) in cash and cash
equivalents	21.0	(13.0)	(1.3)	5.3	12.0
Cash and cash equivalents at
beginning of year	2.1	13.9	9.1	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of year	–	–	0.4	–	0.4
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of year	–	–	–	–	–
Cash and cash equivalents at end of
year	$ 23.1	$ 0.9	$ 8.2	$ –	$ 32.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (504.9)	$ 162.6	$ 501.3	$ 71.6	$ 230.6
Cash flows from investing activities:
Capital expenditures	(5.6)	(12.8)	(20.8)	–	(39.2)
Proceeds from sale of restricted
marketable securities	–	–	66.4	–	66.4
Purchase of restricted investments	–	–	(23.0)	–	(23.0)
Net change in restricted cash	0.5	–	(3.8)	–	(3.3)
Proceeds from divestiture of divisions	1,169.8	–	–	(1,169.8)	–
Other	3.6	0.1	0.2	–	3.9
Net cash (used in) provided by investing
activities of discontinued
operations—
Proceeds from divestitures of
divisions	–	–	–	1,169.8	1,169.8
Other investing activities of
discontinued operations	(0.2)	(1.5)	11.6	–	9.9
Net cash provided by (used in)
investing activities	1,168.1	(14.2)	30.6	–	1,184.5
Cash flows from financing activities:
Check in excess of bank balance	14.0	–	–	(5.3)	8.7
Principal borrowings on notes	–	12.5	–	–	12.5
Principal payments on debt, including
pre-payments	(1,235.2)	(0.5)	–	(3.2)	(1,238.9)
Borrowings on revolving credit facility	397.0	–	–	–	397.0
Payments on revolving credit facility	(492.0)	–	–	–	(492.0)
Principal payments under capital lease
obligations	(1.8)	(9.4)	(1.7)	–	(12.9)
Dividends paid on convertible perpetual
preferred stock	(26.0)	–	–	–	(26.0)
Debt amendment and issuance costs	(11.2)	–	–	–	(11.2)
Distributions paid to minority interests of
consolidated affiliates	–	–	(23.4)	–	(23.4)
Other	0.7	–	–	–	0.7
Change in intercompany advances	683.3	(139.7)	(475.2)	(68.4)	–
Net cash used in financing activities of
discontinued operations	(10.2)	(0.5)	(40.4)	–	(51.1)
Net cash used in financing
activities	(681.4)	(137.6)	(540.7)	(76.9)	(1,436.6)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(18.2)	10.8	(8.7)	(5.3)	(21.4)
Cash and cash equivalents at
beginning of year	17.5	3.1	6.6	–	27.2
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of year	2.8	–	11.6	–	14.4
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of year	–	–	(0.4)	–	(0.4)
Cash and cash equivalents at end of
year	$ 2.1	$ 13.9	$ 9.1	$ (5.3)	$ 19.8

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2006
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by
operating activities	$ (406.1)	$ 310.0	$ 224.3	$ (257.8)	$ (129.6)
Cash flows from investing activities:
Capital expenditures	(1.9)	(38.0)	(13.2)	–	(53.1)
Acquisition of intangible assets	–	–	(9.0)	–	(9.0)
Proceeds from sale of marketable
securities	32.1	–	–	–	32.1
Proceeds from sale of restricted
marketable securities	–	–	10.0	–	10.0
Purchase of investments	(8.1)	–	(7.6)	–	(15.7)
Purchase of restricted investments	–	–	(77.5)	–	(77.5)
Net change in restricted cash	(0.6)	–	119.7	–	119.1
Other	(0.6)	0.9	1.5	–	1.8
Net cash provided by investing activities
of discontinued operations	3.5	28.9	21.8	–	54.2
Net cash provided by (used in)
investing activities	24.4	(8.2)	45.7	–	61.9
Cash flows from financing activities:
Check in excess of bank balance	(14.0)	–	–	–	(14.0)
Principal borrowings on notes	3,050.0	–	–	–	3,050.0
Proceeds from bond issuance	1,000.0	–	–	–	1,000.0
Principal payments on debt, including
pre-payments	(4,426.1)	(17.1)	(0.5)	(10.0)	(4,453.7)
Borrowings on revolving credit facility	240.0	–	–	–	240.0
Payments on revolving credit facility	(70.0)	–	–	–	(70.0)
Principal payments under capital lease
obligations	(1.6)	(9.5)	(1.5)	–	(12.6)
Issuance of convertible perpetual
preferred stock	400.0	–	–	–	400.0
Dividends paid on convertible perpetual
preferred stock	(15.7)	–	–	–	(15.7)
Preferred stock issuance costs	(12.6)	–	–	–	(12.6)
Debt issuance costs	(79.8)	–	–	–	(79.8)
Distributions to minority interests of
consolidated affiliates	–	–	(22.2)	–	(22.2)
Change in intercompany advances	172.4	(270.1)	(170.1)	267.8	–
Net cash used in financing activities of
discontinued operations	(4.3)	(2.6)	(72.3)	–	(79.2)
Net cash provided by (used in)
financing activities	238.3	(299.3)	(266.6)	257.8	(69.8)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.1	–	0.1
(Decrease) increase in cash and cash
equivalents	(143.4)	2.5	3.5	–	(137.4)
Cash and cash equivalents at
beginning of year	158.5	0.3	7.5	–	166.3
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of year	5.2	0.3	7.2	–	12.7
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of year	(2.8)	–	(11.6)	–	(14.4)
Cash and cash equivalents at end of
year	$ 17.5	$ 3.1	$ 6.6	$ –	$ 27.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

EXHIBIT LIST

No.	Description
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

2.4

Stock Purchase Agreement, dated April 19, 2007, by and between HealthSouth Corporation and Diagnostic Health Holdings, Inc. (incorporated by reference to Exhibit 2.4 to HealthSouth’s Annual Report on Form 10-K filed on February 26, 2008).

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

4.4.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 8.375% Senior Notes due 2011.*
4.4.2

Instrument of Resignation, Appointment and Acceptance, dated as of April 9, 2003, among HealthSouth Corporation, National City Bank, as resigning trustee, and Wilmington Trust Company, as successor trustee, relating to HealthSouth’s 8.375% Senior Notes due 2011.*

4.4.3

Amendment to Indenture, dated as of August 27, 2003, to the Indenture dated as of September 28, 2001 between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011.*

4.4.4

Second Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of September 28, 2001, between HealthSouth Corporation and Wilmington Trust Company, as successor trustee to National City Bank, relating to HealthSouth’s 8.375% Senior Notes due 2011 (incorporated by reference to Exhibit 99.4 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

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
4.5.2

Amendment to Indenture, dated as of August 27, 2003, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.5.3

First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.5.4

Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

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

10.2

Settlement Agreement and Policy Release, dated as of September 25, 2006, by and among HealthSouth Corporation, the settling individual defendants named therein and the settling carriers named therein (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

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

10.5

Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.6

First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.7

Consent and Waiver No. 1, dated February 15, 2006, to the Senior Subordinated Credit Agreement, dated as of January 16, 2004, among HealthSouth Corporation, the lenders party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Syndication Agent. **

10.8.1

Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.8.2

Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

10.9

Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.10.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.10.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.11	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan. +
10.12.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.12.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.13.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.13.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.14.1	HealthSouth Corporation 1998 Restricted Stock Plan.* +
10.14.2	Form of Restricted Stock Agreement (1998 Restricted Stock Plan).* +
10.15	HealthSouth 1999 Exchange Stock Option Plan. *+
10.16.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.16.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.17	HealthSouth Corporation Executive Deferred Compensation Plan.* +

10.18	HealthSouth Corporation Employee Stock Benefit Plan, as amended.* +
10.19	HealthSouth Corporation Second Amended and Restated Executive Severance Plan. +
10.20

Letter of Understanding, dated as of October 31, 2007, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 6, 2007). +

10.21	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +
10.22	Form of letter agreement with former directors.* +
10.23	Written description of Senior Management Bonus Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on April 11, 2005).+
10.24.1	Written description of HealthSouth Corporation Key Executive Incentive Program (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on November 21, 2005).+
10.24.2	Form of Key Executive Incentive Award Agreement (Key Executive Incentive Program).** +
10.25	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.26	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.27

Written description of amendment to Annual Compensation to non-employee directors of HealthSouth Corporation (incorporated by reference to Item 1.01 to HealthSouth’s Current Report on Form 8-K filed on February 27, 2006).+

10.28.1	HealthSouth Corporation 2008 Equity Incentive Plan (incorporated by reference to Appendix A to HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2008).+
10.28.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan).+
10.28.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan).+
10.28.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan).+
10.29	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 99 to HealthSouth’s Current Report on Form 8-K filed on February 6, 2008).+
10.30	HealthSouth Corporation Directors’ Deferred Stock Investment Plan.+
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

10.33.1

Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.33.2

First Addendum to the Corporate Integrity Agreement, dated as of October 27, 2006, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation.

10.33.3

Second Addendum to the Corporate Integrity Agreement, dated as of December 14, 2007, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation.

10.34.1

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

10.34.2

Amendment No. 1, dated as of March 1, 2007, to the Credit Agreement, dated as of March 10, 2006, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.34.3

Supplement, dated as of March 7, 2007, to Amendment No. 1, dated as of March 1, 2007, to the Credit Agreement, dated as of March 10, 2006, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other parties thereto (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on March 14, 2007).

10.35

Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.36.1

Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.36.2

Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.37.1

Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.2

First Amendment to Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.3

Second Amendment to Purchase and Sale Agreement, dated February 13, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.4

Third Amendment to Purchase and Sale Agreement, dated March 31, 2008, by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC) (incorporated by reference to Exhibit 10.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.37.5

Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.38.1	Stipulation of Settlement with UBS Securities LLC (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
10.38.2	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+ Management contract or compensatory plan or arrangement.