Form 10-Q
period 2009-03-31
HEALTHSOUTH CORP
filed 2009-05-06
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(205) 967-7116

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 88,301,966 shares of common stock outstanding, net of treasury shares, as of April 30, 2009.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•

each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the United States Securities and Exchange Commission, or in materials incorporated therein by reference;

•	changes or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;
•

our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and the impact on our labor expenses from potential union activity and staffing shortages;

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

ii

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
		(As Adjusted)
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 90.7	$ 32.2
Restricted cash	59.5	154.0
Restricted marketable securities	20.0	20.3
Accounts receivable, net of allowance for doubtful accounts of $31.3 in 2009;
$31.1 in 2008	241.4	235.8
Insurance recoveries receivable	181.8	182.8
Other current assets	61.1	57.6
Total current assets	654.5	682.7
Property and equipment, net	670.5	673.9
Goodwill	414.7	414.7
Intangible assets, net	41.0	42.8
Investments in and advances to nonconsolidated affiliates	37.6	36.7
Income tax refund receivable	8.3	55.9
Other long-term assets	95.1	91.5
Total assets	$ 1,921.7	$ 1,998.2
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 21.7	$ 23.6
Accounts payable	44.0	45.6
Accrued expenses and other current liabilities	389.7	408.5
Government, class action, and related settlements	252.6	268.5
Total current liabilities	708.0	746.2
Long-term debt, net of current portion	1,706.4	1,789.6
Other long-term liabilities	163.9	162.2
	2,578.3	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued in 2009 and 2008; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 97,238,725 in 2009; 96,890,924 in 2008	1.0	1.0
Capital in excess of par value	2,953.8	2,956.5
Accumulated deficit	(3,767.3)	(3,812.2)
Accumulated other comprehensive loss	(3.9)	(3.2)
Treasury stock, at cost (8,933,243 shares in 2009 and 8,872,121 shares
in 2008)	(312.0)	(311.5)
Total HealthSouth shareholders’ deficit	(1,128.4)	(1,169.4)
Noncontrolling interests	84.4	82.2
Total shareholders' deficit	(1,044.0)	(1,087.2)
Total liabilities and shareholders’ deficit	$ 1,921.7	$ 1,998.2

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
	(In Millions, Except Per Share Data)

Net operating revenues	$ 475.1	$ 464.2
Operating expenses:
Salaries and benefits	234.7	230.4
Other operating expenses	67.2	68.8
General and administrative expenses	25.5	28.1
Supplies	27.5	27.2
Depreciation and amortization	17.6	29.6
Occupancy costs	12.0	12.0
Provision for doubtful accounts	7.9	7.8
Loss (gain) on disposal of assets	1.0	(0.4)
Government, class action, and related settlements expense	(15.9)	(36.4)
Professional fees—accounting, tax, and legal	4.8	3.6
Total operating expenses	382.3	370.7
(Gain) loss on early extinguishment of debt	(1.8)	0.3
Interest expense and amortization of debt discounts and fees	34.4	47.4
Other expense (income)	0.2	(0.7)
Loss on interest rate swap	5.0	36.6
Equity in net income of nonconsolidated affiliates	(2.5)	(2.4)
Income from continuing operations before income tax expense	57.5	12.3
Provision for income tax expense	1.2	0.1
Income from continuing operations	56.3	12.2
(Loss) income from discontinued operations, net of income tax benefit	(2.8)	14.2
Net income	53.5	26.4
Less: Net income attributable to noncontrolling interests	(8.6)	(6.6)
Net income attributable to HealthSouth	44.9	19.8
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Net income available to common shareholders	$ 38.4	$ 13.3

Weighted average common shares outstanding:
Basic	87.5	78.9
Diluted	100.9	92.3

Basic and diluted earnings per common share:
Income (loss) from continuing operations
attributable to HealthSouth common shareholders	$ 0.47	$ (0.02)
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.03)	0.19
Net income per share available to HealthSouth common shareholders	$ 0.44	$ 0.17

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations, net of tax	$ 48.0	$ 4.6
(Loss) income from discontinued operations, net of tax	(3.1)	15.2
Net income attributable to HealthSouth	$ 44.9	$ 19.8

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
	(In Millions)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of period	88.0	78.7
Issuance of restricted stock	0.4	0.4
Receipt of treasury stock	(0.1)	–
Balance at end of period	88.3	79.1

COMMON STOCK
Balance at beginning of period	$ 1.0	$ 0.9
Balance at end of period	$ 1.0	$ 0.9

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of period	$ 2,956.5	$ 2,820.4
Dividends declared on convertible perpetual preferred stock	(6.5)	(6.5)
Stock-based compensation	3.7	3.3
Other, including restricted stock cancellations	0.1	0.1
Balance at end of period	$ 2,953.8	$ 2,817.3

ACCUMULATED DEFICIT
Balance at beginning of period	$ (3,812.2)	$ (4,064.6)
Net income attributable to HealthSouth	44.9	19.8
Balance at end of period	$ (3,767.3)	$ (4,044.8)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	$ (3.2)	$ (0.8)
Net change in unrealized loss on available-for-sale securities,
net of income tax expense	–	(0.3)
Net change in unrealized loss on forward-starting interest rate swaps	(0.7)	–
Net other comprehensive loss adjustments	(0.7)	(0.3)
Balance at end of period	$ (3.9)	$ (1.1)

TREASURY STOCK
Balance at beginning of period	$ (311.5)	$ (310.4)
Receipt of treasury stock	(0.4)	(0.2)
Restricted stock cancellations	(0.1)	–
Balance at end of period	$ (312.0)	$ (310.6)

Total HealthSouth shareholders' deficit	$ (1,128.4)	$ (1,538.3)

(Continued)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Deficit and Comprehensive Income (Continued)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
	(In Millions)
NONCONTROLLING INTERESTS
Balance at beginning of period	$ 82.2	$ 97.2
Net income attributable to noncontrolling interests	8.6	6.6
Distributions declared	(6.7)	(6.5)
Government, class action, and related settlements	–	(5.0)
Transfer of surgery centers to ASC	–	(6.8)
Other	0.3	0.2
Balance at end of period	$ 84.4	$ 85.7

Total shareholders’ deficit	$ (1,044.0)	$ (1,452.6)

COMPREHENSIVE INCOME
Net income	$ 53.5	$ 26.4
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	–	(0.3)
Net change in unrealized loss on forward-starting interest rate swaps	(0.7)	–
Other comprehensive loss, net of tax	(0.7)	(0.3)
Comprehensive income	52.8	26.1
Comprehensive income attributable to noncontrolling interests	(8.6)	(6.6)
Comprehensive income attributable to HealthSouth	$ 44.2	$ 19.5

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
	(In Millions)
Cash flows from operating activities:
Net income	$ 53.5	$ 26.4
Loss (income) from discontinued operations	2.8	(14.2)
Adjustments to reconcile net income to net cash provided by
operating activities—
Provision for doubtful accounts	7.9	7.8
Provision for government, class action, and related settlements	(15.9)	(36.4)
UBS Settlement proceeds, gross	100.0	–
Depreciation and amortization	17.6	29.6
Loss on interest rate swap	5.0	36.6
Equity in net income of nonconsolidated affiliates	(2.5)	(2.4)
Distributions from nonconsolidated affiliates	1.5	2.2
Stock-based compensation	3.7	3.3
Deferred tax provision	1.5	0.8
Other	1.4	1.5
(Increase) decrease in assets—
Accounts receivable	(13.5)	(27.9)
Other assets	(6.6)	(3.2)
Income tax refund receivable	47.8	3.8
(Decrease) increase in liabilities—
Accounts payable	(1.6)	(3.2)
Accrued fees and expenses for derivative plaintiffs' attorneys
in UBS Settlement	(26.2)	–
Other liabilities	8.6	25.9
Government, class action, and related settlements	(1.7)	(7.3)
Net cash used in operating activities of
discontinued operations	(0.2)	(1.5)
Total adjustments	126.8	29.6
Net cash provided by operating activities	183.1	41.8

(Continued)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(17.2)	(8.7)
Proceeds from disposal of assets	0.8	43.9
Net change in restricted cash	(3.5)	(0.9)
Net settlements on interest rate swap	(8.5)	(0.2)
Other	(0.5)	(0.8)
Net cash used in investing activities of discontinued operations	(1.3)	(0.2)
Net cash (used in) provided by investing activities	(30.2)	33.1

Cash flows from financing activities:
Checks in excess of bank balance	4.1	(11.4)
Principal payments on debt, including pre-payments	(39.6)	(17.0)
Borrowings on revolving credit facility	10.0	15.0
Payments on revolving credit facility	(50.0)	–
Principal payments under capital lease obligations	(3.2)	(3.0)
Dividends paid on convertible perpetual preferred stock	(6.5)	(6.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(8.5)	(10.1)
Other	0.5	(0.1)
Net cash used in financing activities of discontinued operations	(1.2)	(1.3)
Net cash used in financing activities	(94.4)	(34.4)

Increase in cash and cash equivalents	58.5	40.5
Cash and cash equivalents at beginning of period	32.2	19.8
Cash and cash equivalents of divisions and facilities held for sale
at beginning of period	–	0.4
Less: Cash and cash equivalents of divisions and facilities held for
sale at end of period	–	(0.3)
Cash and cash equivalents at end of period	$ 90.7	$ 60.4

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission (the “SEC”) in HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009 (the “2008 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Reclassifications—

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to rental properties where we terminated the leases associated with certain properties. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified our condensed consolidated balance sheet as of December 31, 2008 and our condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 to include these properties and their results of operations in discontinued operations.

On January 1, 2009, we adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. As a result, we have reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

Stock-Based Compensation—

In February 2009, we granted approximately 1.7 million shares of restricted common stock to members of our management team and our board of directors. Approximately 0.5 million shares of the restricted stock granted contain only a service condition, while the remaining 1.2 million shares contain a service and either a performance or market condition. Additionally, we granted 0.3 million stock options to members of our management team. The fair value of these awards and options were determined using the policies described in the 2008 Form 10-K.

Recent Accounting Pronouncements—

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. HealthSouth elected to adopt this FSP in the first quarter of 2009. Its adoption

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

did not have a material impact on our financial position, results of operations, or cash flows. Rather, it requires interim disclosures related to our available-for-sale equity securities. See Note 3, Cash and Marketable Securities.

In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. HealthSouth elected to adopt this FSP in the first quarter of 2009. Its adoption resulted in additional interim disclosures only. See Note 7, Fair Value Measurements.

Since the filing of our 2008 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

We continue to make progress in improving our leverage and liquidity.

During the first quarter of 2009, we reduced our total debt by approximately $85 million. In February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to the consolidated financial statements accompanying our 2008 Form 10-K) along with available cash to reduce our Term Loan Facility (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K) by $24.5 million and amounts outstanding under our revolving credit facility to zero. In March 2009, we used a portion of the net proceeds from our settlement with UBS (see Note 11, Settlements) to redeem $15.4 million of our Floating Rate Senior Notes due 2014 (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K). See also Note 5, Long-term Debt.

As of March 31, 2009, we had approximately $90.7 million in Cash and cash equivalents. This amount excludes approximately $59.5 million in Restricted cash and $20.0 million of Restricted marketable securities. Our restricted assetspertain to various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. As of December 31, 2008, our Restricted cash included approximately $97.9 million related to our settlement with UBS (see Note 11, Settlements). Upon the implementation of the court’s order related to the UBS Settlement in the first quarter of 2009, which included the release of this cash from escrow to HealthSouth, we paid approximately $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys and, as discussed above, redeemed $15.4 million of bonds. The remainder of this cash is included in Cash and cash equivalents as of March 31, 2009. HealthSouth is also obligated to pay 25% of the net settlement proceeds, after deducting all of its costs and expenses in connection with the derivative litigation, to the plaintiffs in the Consolidated Securities Action (as defined in Note 11, Settlements).

We have scheduled principal payments of $16.2 million and $21.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt). We do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

Our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K) governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio, with the interest coverage ratio being a four consecutive fiscal quarters test. As of March 31, 2009, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our Credit Agreement.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Our Credit Agreement also contains excess cash flow provisions. To the extent we have available cash at the end of 2009 that has not been used to make qualified capital expenditures or debt reductions, and depending upon our leverage ratio under our Credit Agreement, we may be required to use a portion of our excess cash to reduce amounts outstanding on our Term Loan Facility.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided. We continue to analyze our capital structure, and we will use our available cash in a manner that provides the most beneficial impact to our capital structure, including deleveraging.

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Cash and Marketable Securities:

As of March 31, 2009 and December 31, 2008, our investments consist of cash and cash equivalents and marketable securities. Our investments in marketable securities are classified as available-for-sale.

The components of our investments as of March 31, 2009 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 90.7	$ 59.5	$ –	$ –	$ 150.2
Equity securities	–	–	0.2	20.0	20.2
Total	$ 90.7	$ 59.5	$ 0.2	$ 20.0	$ 170.4

The components of our investments as of December 31, 2008 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 32.2	$ 154.0	$ –	$ –	$ 186.2
Equity securities	–	–	0.2	20.3	20.5
Total	$ 32.2	$ 154.0	$ 0.2	$ 20.3	$ 206.7

Cash and cash equivalents as of March 31, 2009 and Restricted cash as of December 31, 2008 include cash associated with the UBS Settlement discussed in Note 11, Settlements. See also Note 2, Liquidity. Nonrestricted marketable securities are included in Other current assets in our condensed consolidated balance sheets.

A summary of our restricted marketable securities as of March 31, 2009 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 21.6	$ 0.2	$ (1.8)	$ 20.0

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A summary of our restricted marketable securities as of December 31, 2008 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 21.9	$ 0.4	$ (2.0)	$ 20.3

Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the three months ended March 31, 2009, we recorded $0.7 million of impairments related to our restricted marketable securities. These impairment charges are included in Other expense in our condensed consolidated statement of operations for the three months ended March 31, 2009. No impairments were recorded during the three months ended March 31, 2008.

Investing information related to our marketable securities is as follows (in millions):

Three Months Ended March 31,
	2009	2008
Nonrestricted:
Gross realized gains – nonrestricted	$ –	$ 0.6
Restricted:
Proceeds from sales of restricted available-for-sale securities	$ 0.4	$ 0.5
Gross realized losses - restricted	$ (0.1)	$ (0.1)

The following table shows the fair value and gross unrealized losses of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
Less than 12 months:
Fair value	$ 14.4	$ 15.5
Gross unrealized losses	$ (1.7)	$ (1.9)
12 months or greater:
Fair value	$ 0.2	$ 0.1
Gross unrealized losses	$ (0.1)	$ (0.1)
Total:
Fair value	$ 14.6	$ 15.6
Gross unrealized losses	$ (1.8)	$ (2.0)

Our portfolio of marketable securities is comprised of numerous individual equity securities and mutual funds across a variety of industries. For our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examined the severity and duration of the impairments in relation to the cost of the individual investments. We also considered the industry in which each investment is held and the near-term prospects for a recovery in each specific industry. In addition, the majority of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired are investments in mutual funds which are more diversified than a security held in one specific company or industry. Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a potential recovery of fair value, we do not believe these investments are other-than-temporarily impaired at March 31, 2009.

4.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of March 31, 2009 represents our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2009	2008
Net operating revenues	$ 17.4	$ 18.3
Operating expenses	(11.5)	(11.6)
Income from continuing operations	5.9	6.7
Net income	5.8	6.4
5.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	March 31, 2009	December 31, 2008
Advances under $400 million revolving credit facility	$ –	$ 40.0
Term Loan Facility	757.1	783.6
Bonds Payable—
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	350.6	366.0
10.75% Senior Notes due 2016	494.5	494.3
Notes payable to banks and others at interest rates from 8.1% to 12.9%	12.6	12.8
Capital lease obligations	111.5	114.7
	1,728.1	1,813.2
Less: Current portion	(21.7)	(23.6)
Long-term debt, net of current portion	$ 1,706.4	$ 1,789.6

For a description of our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K.

In addition to the $2.0 million scheduled quarterly installment due on the Term Loan Facility in the first quarter of 2009, in February 2009, we also used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to the consolidated financial statements accompanying our 2008 Form 10-K) along with available cash to reduce our Term Loan Facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. In March 2009, we used a portion of the net proceeds from our settlement with UBS (see Note 11, Settlements) to redeem approximately $15.4 million of our Floating Rate Senior Notes due 2014.

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2009	$ 16.2	$ 16.2
2010	21.9	21.9
2011	21.2	21.2
2012	20.6	20.6
2013	737.5	737.5
2014	356.9	356.9
Thereafter	559.9	553.8
Total	$ 1,734.2	$ 1,728.1

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2009	2008
Interest expense	$ 32.8	$ 45.8
Amortization of debt discounts and fees	1.6	1.6
Interest expense and amortization of debt discounts and fees	$ 34.4	$ 47.4

Interest Rate Swaps—

$1.1 Billion Interest Rate Swap (Not Designated as a Hedging Instrument)

Based on the requirements under our Credit Agreement, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR. The termination date of this swap is March 10, 2011.

As of March 31, 2009, we had not designated the relationship between the Credit Agreement and this interest rate swap as a hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, changes in the fair value of this interest rate swap during the three months ended March 31, 2009 and 2008 have been included in current-period earnings as Loss on interest rate swap. The fair market value of the swap as of March 31, 2009 and December 31, 2008 was approximately ($74.7) million and ($78.2) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. During the three months ended March 31, 2009 and 2008, we made net cash settlement payments of approximately $8.5 million and $0.2 million, respectively, to our counterparties. Net settlement payments or receipts on this swap are included in the line item Loss on interest rate swap in our condensed consolidated statement of operations.

See Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information related to this interest rate swap.

Forward-Starting Interest Rate Swaps (Designated as Cash Flow Hedges)

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K). Under this swap agreement, we pay a fixed rate of 2.6% while the counterparty pays a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012. The fair market value of this swap as of March 31, 2009 and December 31, 2008 was approximately ($0.2) million and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

In March 2009, we entered into an additional $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. Under this swap agreement, we pay a fixed rate of 2.9% while the counterparty pays a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is September 12, 2012. The fair market value of this swap as of March 31, 2009 was approximately ($0.7) million and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Both forward-starting swaps are designated as cash flow hedges under the guidance in FASB Statement No. 133 and are accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K. The effective portion of changes in the fair value of these cash flow hedges is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings.

See also Note 7, Fair Value Measurements.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

6.	Guarantees:

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

As of March 31, 2009, we were secondarily liable for 103 such guarantees. The remaining terms of these guarantees ranged from 1 month to 123 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $60.7 million.

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

These guarantees are not secured by any assets under the agreements. As of March 31, 2009, we have been required to perform under one such guarantee. Amounts were paid under this guarantee during 2008 and were not material to our financial position, results of operations, or cash flows.

7.	Fair Value Measurements:

The fair values of our financial assets and liabilities that are measured on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
March 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Restricted marketable securities	$ 20.0	$ 20.0	$ –	$ –	M
Other current assets:
Marketable securities	0.2	0.2	–	–	M
Accrued expenses and other current
liabilities:
March 2006 trading swap	74.7	–	74.7	–	I
December 2008 forward-starting
swap	0.2	–	0.2	–	I
March 2009 forward-starting swap	0.7	–	0.7	–	I
Government, class action, and related
settlements:
Securities Litigation Settlement
liability—common stock	44.6	44.6	–	–	M
Securities Litigation Settlement
liability—common stock
warrants	15.1	–	15.1	–	I

(1)	FASB Statement No. 157, Fair Value Measurements, identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

During the three months ended March 31, 2009 and 2008, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following table presents the carrying amounts and estimated fair values of our financial instruments that are classified as long-term in our condensed consolidated balance sheets (in millions). The carrying value equals fair value for our financial instruments that are classified as current in our condensed consolidated balance sheets.

	March 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$ (74.7)	$ (74.7)	$ (78.2)	$ (78.2)
December 2008 forward-starting swap	(0.2)	(0.2)	(0.2)	(0.2)
March 2009 forward-starting swap	(0.7)	(0.7)	–	–
Long-term debt:
Advances under $400 million revolving credit
Facility	–	–	40.0	28.4
Term Loan Facility	757.1	664.4	783.6	597.5
8.375% Senior Notes due 2011	0.3	0.3	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5	1.5	1.5
Floating Rate Senior Notes due 2014	350.6	301.0	366.0	292.1
10.75% Senior Notes due 2016	494.5	491.9	494.3	459.0
Notes payable to banks and others	12.6	12.6	12.8	12.8
Financial commitments:
Letters of credit	–	94.2	–	152.7

8.	Assets Held for Sale and Results of Discontinued Operations:

During the three months ended March 31, 2009, we terminated the leases associated with certain rental properties. In accordance with FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2008 and our condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 to include these properties and their results of operations in discontinued operations.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Net operating revenues	$ 3.2	$ 10.8
Costs and expenses	5.9	16.0
Loss from discontinued operations	(2.7)	(5.2)
Loss on disposal of assets of discontinued operations	(0.2)	(0.1)
Gain on divestitures of divisions	–	18.8
Income tax benefit	0.1	0.7
(Loss) income from discontinued operations, net of tax	$ (2.8)	$ 14.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	March 31,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$ 1.0	$ 1.0
Other current assets	1.7	1.8
Total current assets	2.7	2.8
Property and equipment, net	14.9	10.1
Goodwill	14.1	14.1
Other long-term assets	0.7	0.7
Total long-term assets	29.7	24.9
Total assets	$ 32.4	$ 27.7
Liabilities:
Current portion of long-term debt	$ –	$ 1.5
Accounts payable	0.4	0.8
Accrued expenses and other current liabilities	10.2	8.1
Deferred amounts related to sale of surgery centers division	26.5	26.5
Total current liabilities	37.1	36.9
Long-term debt, net of current portion	–	2.0
Other long-term liabilities	3.7	2.7
Total long-term liabilities	3.7	4.7
Total liabilities	$ 40.8	$ 41.6

Total current assets and total long-term assets in the above table are included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. Total current liabilities and total long-term liabilities in the above table are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Surgery Centers Division—

As discussed in Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2008 Form 10-K, the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) closed on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. In connection with the closing, HealthSouth and ASC agreed, among other things, that HealthSouth would retain its ownership interest in certain surgery centers until regulatory approvals for the transfer of such surgery centers to ASC were received. In that regard, ASC would manage the operations of such surgery centers until such approvals had been received, and HealthSouth and ASC entered into arrangements designed to place them in approximately the same economic position, whether positive or negative, they would have occupied had all regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities would be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities. In the event regulatory approval for the transfer of any such facility is not received prior to December 31, 2009, HealthSouth would be required to return to ASC a portion of the purchase price allocated to such facility.

As of March 31, 2009, one facility in Illinois remained pending. This facility has an outstanding relocation project, and we expect to file the application for change in control for this facility when the relocation project is complete, which is expected to be in the second quarter of 2009. However, given the process a facility must go through for a change in control, approval for such transfer will likely not occur until the latter half of 2009. In the interim, we will maintain our management agreement with ASC with respect to this facility.

The assets and liabilities presented below for the surgery centers division as of March 31, 2009 and December 31, 2008 include the assets and liabilities associated with the facility that had not been transferred as of those dates, as these assets will not be transferred until approval for such transfer is obtained. As of both balance sheet dates, we had deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was awaiting regulatory approval for the transfer to ASC as of March 31, 2009. We will continue to report the results of operations of this facility in discontinued operations until the transfer of the facility occurs.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	March 31,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$ 0.6	$ 0.5
Other current assets	0.7	0.5
Total current assets	1.3	1.0
Property and equipment, net	5.2	3.9
Goodwill	14.1	14.1
Other long-term assets	0.4	0.4
Total long-term assets	19.7	18.4
Total assets	$ 21.0	$ 19.4
Liabilities:
Current portion of long-term debt	$ –	$ 0.4
Accounts payable	0.3	0.6
Accrued expenses and other current liabilities	5.3	4.5
Deferred amounts related to sale of surgery centers division	26.5	26.5
Total current liabilities	32.1	32.0
Long-term debt, net of current portion	–	2.0
Other long-term liabilities	0.5	0.4
Total long-term liabilities	0.5	2.4
Total liabilities	$ 32.6	$ 34.4

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended March 31,
	2009	2008
Net operating revenues	$ 2.2	$ 4.0
Costs and expenses	2.5	7.4
Loss from discontinued operations	(0.3)	(3.4)
Gain on divestiture of division	–	19.3
Income tax benefit	–	0.7
(Loss) income from discontinued operations, net of tax	$ (0.3)	$ 16.6

During the first quarter of 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the quarter. We expect to record an additional post-tax gain of approximately $10 million to $16 million for the facility that remains pending in Illinois.

9.	Income Taxes:

Our Provision for income tax expense of $1.2 million for the three months ended March 31, 2009, includes the following: (1) current income tax expense of $2.8 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $1.5 million primarily attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit offset by (3) current income tax benefit of $3.1 million attributable to state income tax refunds received, or expected to be received, changes in the amount of unrecognized tax benefits, and an AMT Refundable Tax Credit for 2009.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2028. Our utilization of such NOLs is subject to the Internal Revenue Service (the “IRS”) Code Section 382 (“Section 382”) limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will limit our ability to use any NOLs before they expire. However, no such assurances can be provided.

Our Provision for income tax expense of $0.1 million for the three months ended March 31, 2008 includes the following: (1) current income tax benefit of approximately $0.7 million attributable to state income tax refunds in excess of amounts previously accrued and accrued interest income on expected federal income tax refunds resulting from updated tax filings which were still in progress as of March 31, 2008 offset by state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.8 million attributable to increases in the basis difference of certain indefinite-lived assets.

As of December 31, 2008, total remaining gross unrecognized tax benefits were $61.1 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $2.9 million as of December 31, 2008. There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2009. Total remaining gross unrecognized tax benefits were $58.0 million as of March 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of March 31, 2009 was $3.2 million.

A reconciliation of the change in our unrecognized tax benefits from December 31, 2008 to March 31, 2009 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2008	$ 61.1	$ 2.9
Gross amount of increases in unrecognized tax
benefits related to prior periods	0.1	0.3
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(1.2)	–
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(2.0)	–
Balance at March 31, 2009	$ 58.0	$ 3.2

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2009 and 2008, we recorded $0.2 million and $1.0 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $1.4 million and $17.5 million as of March 31, 2009 and December 31, 2008, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2003.

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

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Numerator:
Income from continuing operations	$ 56.3	$ 12.2
Less: Net income attributable to noncontrolling interests
included in continuing operations	(8.3)	(7.6)
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Income (loss) from continuing operations available to
HealthSouth common shareholders	41.5	(1.9)
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(3.1)	15.2
Net income available to HealthSouth common shareholders	$ 38.4	$ 13.3

Denominator:
Basic weighted average common shares outstanding	87.5	78.9
Diluted weighted average common shares outstanding	100.9	92.3

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to
HealthSouth common shareholders	$ 0.47	$ (0.02)
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.03)	0.19
Net income available to HealthSouth common shareholders	$ 0.44	$ 0.17

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2009 and 2008, the number of potential shares approximated 13.4 million. For the three months ended March 31, 2009 and 2008, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three months ended March 31, 2009 and 2008, adding back the dividends for the Convertible perpetual preferred stock to our Income (loss) from continuing operations available to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, under the guidance in FASB Statement No. 128, Earnings per Share, basic and diluted earnings per common share amounts are the same for the three months ended March 31, 2009 and 2008.

Options to purchase approximately 2.6 million shares of common stock were outstanding during the three months ended March 31, 2009 and 2008 but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

See Note 18, Earnings (Loss) per Common Share, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock. As of March 31, 2009, the shares of common stock and common stock warrants associated with our class action securities litigation have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 11, Settlements.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

11.	Settlements

Securities Litigation Settlement—

On June 24, 2003, the United States District Court for the Northern District of Alabama consolidated a number of separate securities lawsuits filed against us under the caption In re HealthSouth Corp. Securities Litigation, Master Consolidation File No. CV-03-BE-1500-S (the “Consolidated Securities Action”), which the court divided into two subclasses:

•

Complaints based on purchases of our common stock were grouped under the caption In re HealthSouth Corp. Stockholder Litigation, Consolidated Case No. CV-03-BE-1501-S, which was further divided into complaints based on purchases of our common stock in the open market (grouped under the caption In re HealthSouth Corp. Stockholder Litigation, Consolidated Case No. CV-03-BE-1501-S) and claims based on the receipt of our common stock in mergers (grouped under the caption HealthSouth Merger Cases, Consolidated Case No. CV-98-2777-S); and

•	Complaints based on purchases of our debt securities were grouped under the caption In re HealthSouth Corp. Bondholder Litigation, Consolidated Case No. CV-03-BE-1502-S.

The Consolidated Securities Action and the related settlement of that litigation are more fully described in Note 20, Settlements, “Securities Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Securities Litigation,”to the consolidated financial statements accompanying our 2008 Form 10-K.

Despite approval of the Consolidated Securities Action settlement, there are class members who have elected to opt out of the settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In an order dated January 11, 2007, the court denied AIG’s request for an expansion of time to opt out. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal has been consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the Consolidated Securities Action settlement. The Eleventh Circuit Court of Appeals heard oral arguments on these two appeals on January 29, 2009. If the appellate court were to reverse the district court’s denial of AIG’s motion for reconsideration and allow AIG to opt out despite missing the deadline, AIG would likely bring individual claims alleging substantial damages relating to the purchase by AIG and its affiliates of HealthSouth bonds. If AIG is not successful with an appeal of that denial, AIG’s individual claims would be precluded by the Consolidated Securities Action settlement.

In connection with the Consolidated Securities Action settlement, we recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During the three months ended March 31, 2009 and 2008, we reduced our liability for this settlement by $14.9 million and $32.6 million, respectively, based on the value of our common stock and the associated common stock warrants at each quarter end. The corresponding liability of $59.7 million and $74.6 million as of March 31, 2009 and December 31, 2008, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Distribution of the underlying common stock and warrants to purchase shares of common stock cannot occur until the settlement order becomes a final, non-appealable order. At this time, a ruling from the Eleventh Circuit Court of Appeals is pending on the appeals noted above.

In addition, in order to state the total liability related to the Consolidated Securities Action settlement at the aggregate value of the consideration to be exchanged for the securities to be issued by us and the cash to be paid by the insurers, we recorded a $230.0 million liability in Government, class action, and related settlements. We also recorded a related receivable from our insurers in the amount of $230.0 million as Insurance recoveries receivable. During 2008, the United States District Court for the Northern District of Alabama issued three court orders awarding attorneys’ fees and expenses to the stockholder plaintiffs’ lead counsel, bondholder plaintiffs’ counsel, and merger subclass counsel. A portion of the fees and expenses awarded under these court orders was disbursed from

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

the cash portion of the settlement, which has been funded by the insurance carriers and is being held in escrow by the lead attorneys for the federal plaintiffs. We have reduced our liability and corresponding receivable by $48.2 million, including $1.0 million in the first quarter of 2009, for the disbursement of funds per these court orders. We will continue to reduce this liability and receivable in subsequent periods by the amount of any additional funds that are disbursed. As discussed above for the stock warrants, once the settlement order becomes a final, non-appealable order, we expect to remove this liability and corresponding receivable from our condensed consolidated balance sheet.

UBS Litigation Settlement—

In August 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 12, Contingencies, “Derivative Litigation,”) against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. The claims and counterclaims between HealthSouth and various UBS entities and the related settlement (the “UBS Settlement”) are more fully described in Note 20, Settlements, “UBS Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Derivative Litigation,”to the consolidated financial statements accompanying our 2008 Form 10-K.

On January 13, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving the UBS Settlement under which we received $100.0 million in cash and a release of all claims by the UBS entities. That order also awarded to the derivative plaintiffs’ attorneys fees and expenses of $26.2 million to be paid from the $100.0 million in cash we received. As of December 31, 2008, Restricted cash in the accompanying condensed consolidated balance sheet included approximately $97.9 million related to the UBS Settlement. The remaining $2.1 million was funded by the applicable insurance carrier in January 2009. UBS Securities, LLC (“UBS Securities”) and its insurance carriers initially transferred these amounts to an escrow account designated and controlled by us. These funds were released to us from escrow during the first quarter of 2009, and we paid the $26.2 million awarded to derivative plaintiffs’ counsel. Pursuant to the Consolidated Securities Action settlement, we are obligated to pay 25% of the net settlement proceeds, after deducting all of our costs and expenses in connection with the Tucker derivative litigation including fees and expenses of the derivative counsel and our counsel, to the plaintiffs in the Consolidated Securities Action. The UBS Settlement does not release our claims against Mr. Scrushy or any other defendants in the Tucker derivative litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration.

Capstone Litigation Settlement—

In August 2002, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 12, Contingencies, “Derivative Litigation,”) against Capstone Capital Corporation, now known as HR Acquisition I Corp. (“Capstone”), alleging misrepresentations, conspiracy, and aiding and abetting the breach of fiduciary duties by certain of our former executives. In particular, the claims pursued against Capstone relate to the sale and leaseback of 14 properties that we initially owned. On March 12, 2009, we and the stockholder derivative plaintiffs entered into an agreement in principle with Capstone to settle these claims in the Tucker derivative litigation. The Circuit Court of Jefferson County, Alabama will hold a hearing on May 8, 2009 to consider approval of the proposed settlement. Under the proposed settlement, all claims against Capstone in the Tucker litigation will be released, and Capstone agrees to the following:

•	our existing leases on 4 properties will be restructured on terms more favorable and beneficial to us;
•

our financial obligations on another property are being terminated and liquidated at an amount equal to 70% of the net present value of the future outstanding lease payment, with credit being given toward that obligation for existing subtenant rental income that will be assigned to a Capstone affiliate;

•	our obligation on the building lease for another property, and all obligations on an associated ground lease, will be terminated in June 2009 upon payment by us of approximately $0.5 million

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

and the transfer of unimproved land, valued at approximately $1.5 million, near that property to a Capstone affiliate; and

•	we will be released as guarantor or primary obligor on leases for 3 other properties previously assigned to third-party purchasers.

The proposed settlement also provides that derivative plaintiffs’ attorneys will receive $1.2 million in fees and expenses and that Capstone will reimburse us for half of those fees and expenses.

Amounts recorded during the three months ended March 31, 2009 related to the proposed settlement with Capstone did not have a material effect on our financial position, results of operations, or cash flows. The settlement with Capstone does not release our claims against Mr. Scrushy or any other defendants in the Tucker derivative litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration.

12.	Contingencies:

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

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint named as defendants a number of our former officers and directors. Tucker also asserted claims on our behalf against Ernst & Young and UBS entities, as well as against MedCenterDirect.com, Capstone Capital Corporation, and G.G. Enterprises. When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Tucker derivative litigation and the related settlements to date are more fully described in Note 11, Settlements, to these condensed consolidated financial statements and Note 20, Settlements, and Note 21, Contingencies and Other Commitments,to the consolidated financial statements accompanying our 2008 Form 10-K.

On January 13, 2009, the Alabama Circuit Court approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. See Note 11, Settlements, “UBS Litigation Settlement” to these condensed consolidated financial statements and Note 20, Settlements, “UBS Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Derivative Litigation,” to the consolidated financial statements accompanying our 2008 Form 10-K for further discussion of the UBS Settlement. On March 12, 2009, we and the derivative plaintiffs entered into an agreement in principle with Capstone to settle the claims against Capstone in the Tucker litigation, subject to final approval of the court. See Note 11, Settlements, “Capstone Litigation Settlement,” for further discussion.

The settlements with UBS Securities and Capstone do not release our claims against Mr. Scrushy or any other defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Mr. Scrushy, Ernst & Young, and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action (described in Note 11, Settlements, “Securities Litigation Settlement”) by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants. Our state-court derivative claims against Mr. Scrushy have been set for a bench trial on May 11, 2009.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Litigation By and Against Former Independent Auditor—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation against Ernst & Young, alleging that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by certain officers and employees, and should have reported them to our board of directors and the Audit Committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs. On March 18, 2005, Ernst & Young filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp., CV-05-1618, in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims. The complaint alleges we provided Ernst & Young with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young claims that as a result of our actions, Ernst & Young’s reputation has been injured and it has and will incur damages, expense, and legal fees. On April 1, 2005, we answered Ernst & Young’s claims and asserted counterclaims related or identical to those asserted in the Tucker action. Upon Ernst & Young’s motion, the Alabama state court referred Ernst & Young’s claims and our counterclaims to arbitration pursuant to a clause in the engagement agreements between HealthSouth and Ernst & Young. On July 12, 2006, we and the derivative plaintiffs filed an arbitration demand on behalf of HealthSouth against Ernst & Young. On August 7, 2006, Ernst & Young filed an answering statement and counterclaim in the arbitration reasserting the claims made in state court. In August 2006, we and the derivative plaintiffs agreed to jointly prosecute the claims against Ernst & Young in arbitration.

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. We have initiated the selection process for an arbitration panel under rules of the American Arbitration Association (the “AAA”) that will adjudicate the claims and counterclaims in arbitration. We expect that process to take several months, after which we expect to move the claims to trial before the AAA panel. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

Litigation By and Against Richard M. Scrushy—

On December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleged that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owed him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, we counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure with us, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. We also assert that the employment agreement with Mr. Scrushy is void and unenforceable. Our state-court derivative claims against Mr. Scrushy have been set for a bench trial on May 11, 2009 while Mr. Scrushy’s claims against us have been stayed pending the outcome of the trial set for May 11, 2009.

Mr. Scrushy also asserts that we have an obligation to indemnify him for certain costs associated with ongoing and concluded litigation and to advance to him his attorneys’ fees and costs. We dispute certain aspects of his claims, including the reasonableness of the fees and costs requested and the terms and conditions under which we could be required to advance fees and costs. In March 2009, Mr. Scrushy filed an initial arbitration demand with the AAA related to one indemnity request, and we expect additional demands to be filed in the future. As of March 31, 2009 and December 31, 2008, an estimate of these legal fees is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. The court’s order approving the settlement of the Consolidated Securities Action prohibits Mr. Scrushy from seeking indemnity or contribution in the securities class action. This order has been appealed by Mr. Scrushy.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

General Medicine Action—

On August 16, 2004, General Medicine, P.C. (“General Medicine”) filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation (“Horizon/CMS”), a former subsidiary of HealthSouth. The lawsuit was filed in the Circuit Court of Shelby County, Alabama, but was transferred to the Circuit Court of Jefferson County, Alabama on February 28, 2005, where it was assigned case number CV-05-1483 (the “Alabama Action”).

The underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. (“Meadowbrook”) in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. We were not a party to the Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement which was the basis for the Consent Judgment provided that Meadowbrook would pay only $0.3 million to General Medicine to settle the Michigan Action. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from us. The Alabama Action and the Michigan Action are more fully described in Note 21, Contingencies and Other Commitments, “General Medicine Action,” to the consolidated financial statements accompanying our 2008 Form 10-K.

On October 17, 2008, we filed a motion in the Michigan Action requesting that the court reform the amount of the Consent Judgment to $0.3 million (the amount which Meadowbrook and General Medicine actually agreed would be paid to settle the Michigan Action) or, alternatively, set aside the Consent Judgment because it was the product of fraud on the court and collusion by the parties. The court heard our motion to reform or set aside the Consent Judgment on April 23, 2009.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

United HealthCare Services Litigation—

On March 19, 2009, United HealthCare Services, Inc. and certain affiliates (“United”) filed an initial arbitration demand with the AAA against us relating to disputes over therapy service claims paid from 1997 through 2003. United alleges that during that period we submitted fraudulent claims, or claims otherwise in breach of various provider agreements, for reimbursement of therapy services for patients insured under plans provided or administered by United. United requests an accounting and seeks compensatory damages in excess of $10 million, punitive damages, interest, and attorneys’ fees.

On April 14, 2009, we filed an action in Circuit Court in Jefferson County, Alabama, captioned HealthSouth Corp. v. United Healthcare Services, Inc., CV-2009-901288, seeking a declaratory judgment that we are not required to arbitrate the claims alleged in United’s arbitration demand, seeking an order enjoining the AAA arbitration, and reserving our claims against United for underpayment and breach of contract. We assert that

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

the AAA lacks jurisdiction to arbitrate these claims because we did not agree to arbitration and because, among other reasons, United’s arbitration demand disregards the conditions precedent to arbitration and other terms contained in the provider agreements upon which United relies, seeks damages expressly excluded from arbitration, and violates state insurance laws which prohibit United from seeking to recoup claims many years after they were submitted and paid. United has not yet answered our complaint.

On May 1, 2009, we filed our answer requesting that the AAA arbitration be stayed pending the outcome of our action filed in Circuit Court in Jefferson County, challenging, as a preliminary matter, the AAA’s jurisdiction to arbitrate the claims alleged by United, denying the claims asserted by United, raising defenses and asserting counterclaims including breaches of contract, breach of implied covenant of good faith and fair dealing. We request restitution resulting from, among other things, United’s wrongful recoupment and underpayment of paid claims submitted and compensatory damages in excess of $10 million, together with interest and the costs, fees and expenses of arbitration. Should the arbitration proceed, we intend to vigorously defend ourselves.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

Other Litigation—

We have been named as a defendant in a lawsuit brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. The Nichols lawsuit is more fully described in Note 21, Contingencies and Other Commitments, “Other Litigation,” to the consolidated financial statements accompanying our 2008 Form 10-K. The Nichols lawsuit is currently stayed in the Circuit Court. On January 12, 2009, the plaintiffs in that case filed a motion to lift the stay which the court subsequently denied. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case.

We have been named as a defendant in two related lawsuits arising from our operation of the former Lloyd Noland Hospital, later renamed HealthSouth Metro West Hospital, styled The Lloyd Noland Foundation, Inc. v. Tenet Healthcare Corp. v. HealthSouth Corporation, Case No. 2:01-cv-0437-KOB in the United States District for the Northern District of Alabama (the “Federal Case”), filed February 16, 2001, and The Lloyd Noland Foundation v. HealthSouth Corporation, Case No. CV-2004-1638 in the Circuit Court for Jefferson County, Alabama, Bessemer Division (the “Bessemer Case”), filed in Jefferson County on August 27, 2004, and transferred to the Jefferson County, Bessemer Division on December 1, 2004. Tenet Healthcare Corporation (“Tenet”) asserted third-party indemnity claims against us in the Federal Case on July 3, 2001. The Federal Case and the Bessemer Case are more fully described in Note 21, Contingencies and Other Commitments, “Other Litigation,”to the consolidated financial statements accompanying our 2008 Form 10-K.

On December 19, 2008, following a jury trial in the Federal Case, the court entered a judgment against Tenet in favor of the Lloyd Noland Foundation (the “Foundation”) for $7.7 million in damages. Pursuant to the federal trial court’s prior ruling, we would be obligated to indemnify Tenet for $5.1 million of those damages, plus Tenet’s and certain of the Foundation’s reasonable attorneys’ fees and expenses to be determined by the court. An estimate of this total obligation is included in Government, class action, and related settlements in our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

The Bessemer Case remains pending, and the Circuit Court has not yet set a trial date. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of the Bessemer Case.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

these reviews, we have made, and will continue to make, disclosures to the United States Department of Health and Human Services Office of Inspector General relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 20, Settlements, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information.

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

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 8, Assets Held for Sale and Results of Discontinued Operations, to these condensed consolidated financial statements) following their closing. These include indemnification obligations, disputes with former partners (as discussed above), and certain contract termination or repurchase rights that may have been triggered by the divestitures, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, we continue to seek regulatory approval for the transition of one surgery center included in the divestiture transactions from the applicable agency.

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

As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K, the terms of our Credit Agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our Credit Agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 9, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying our 2008 Form 10-K, our Series A Preferred Stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	March 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 81.0	$ 0.9	$ 8.8	$ –	$ 90.7
Restricted cash	2.5	–	57.0	–	59.5
Restricted marketable securities	–	–	20.0	–	20.0
Accounts receivable, net	11.9	165.6	63.9	–	241.4
Insurance recoveries receivable	181.8	–	–	–	181.8
Other current assets	58.1	63.0	71.0	(131.0)	61.1
Total current assets	335.3	229.5	220.7	(131.0)	654.5
Property and equipment, net	40.9	473.9	155.7	–	670.5
Goodwill	–	265.6	149.1	–	414.7
Intangible assets, net	–	33.9	7.1	–	41.0
Investments in and advances to
nonconsolidated affiliates	2.7	30.5	4.4	–	37.6
Income tax refund receivable	9.1	–	–	(0.8)	8.3
Other long-term assets	53.3	214.5	73.9	(246.6)	95.1
Intercompany receivable	1,118.8	–	–	(1,118.8)	–
Total assets	$ 1,560.1	$ 1,247.9	$ 610.9	$ (1,497.2)	$ 1,921.7
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 8.1	$ 11.9	$ 1.7	$ –	$ 21.7
Accounts payable	11.1	23.9	9.0	–	44.0
Accrued expenses and other current
liabilities	312.7	56.7	53.2	(32.9)	389.7
Government, class action, and
related settlements	252.6	–	–	–	252.6
Total current liabilities	584.5	92.5	63.9	(32.9)	708.0
Long-term debt, net of current portion	1,625.8	80.3	28.3	(28.0)	1,706.4
Other long-term liabilities	90.8	11.9	82.0	(20.8)	163.9
Intercompany payable	–	942.9	1,219.4	(2,162.3)	–
	2,301.1	1,127.6	1,393.6	(2,244.0)	2,578.3
Commitments and contingencies
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity
HealthSouth shareholders' (deficit)
equity	(1,128.4)	120.3	(867.1)	746.8	(1,128.4)
Noncontrolling interests	–	–	84.4	–	84.4
Total shareholders' (deficit) equity	(1,128.4)	120.3	(782.7)	746.8	(1,044.0)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,560.1	$ 1,247.9	$ 610.9	$ (1,497.2)	$ 1,921.7

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 23.1	$ 0.9	$ 8.2	$ –	$ 32.2
Restricted cash	100.2	–	53.8	–	154.0
Restricted marketable securities	–	–	20.3	–	20.3
Accounts receivable, net	12.6	159.8	63.4	–	235.8
Insurance recoveries receivable	182.8	–	–	–	182.8
Other current assets	37.3	63.3	45.5	(88.5)	57.6
Total current assets	356.0	224.0	191.2	(88.5)	682.7
Property and equipment, net	45.9	471.9	156.1	–	673.9
Goodwill	–	265.6	149.1	–	414.7
Intangible assets, net	–	35.1	7.7	–	42.8
Investments in and advances to
nonconsolidated affiliates	2.8	29.6	4.3	–	36.7
Income tax refund receivable	55.9	–	–	–	55.9
Other long-term assets	57.0	209.3	77.2	(252.0)	91.5
Intercompany receivable	1,091.2	–	–	(1,091.2)	–
Total assets	$ 1,608.8	$ 1,235.5	$ 585.6	$ (1,431.7)	$ 1,998.2
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 10.2	$ 11.8	$ 1.6	$ –	$ 23.6
Accounts payable	11.8	24.4	9.4	–	45.6
Accrued expenses and other current
liabilities	300.7	61.9	55.9	(10.0)	408.5
Government, class action, and
related settlements	268.5	–	–	–	268.5
Total current liabilities	591.2	98.1	66.9	(10.0)	746.2
Long-term debt, net of current portion	1,706.5	83.3	28.8	(29.0)	1,789.6
Other long-term liabilities	93.1	12.2	62.8	(5.9)	162.2
Intercompany payable	–	954.5	1,209.7	(2,164.2)	–
	2,390.8	1,148.1	1,368.2	(2,209.1)	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit)
equity	(1,169.4)	87.4	(864.8)	777.4	(1,169.4)
Noncontrolling interests	–	–	82.2	–	82.2
Total shareholders' (deficit) equity	(1,169.4)	87.4	(782.6)	777.4	(1,087.2)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,608.8	$ 1,235.5	$ 585.6	$ (1,431.7)	$ 1,998.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 22.9	$ 330.2	$ 131.1	$ (9.1)	$ 475.1
Operating expenses:
Salaries and benefits	15.3	158.0	64.5	(3.1)	234.7
Other operating expenses	5.0	45.0	20.9	(3.7)	67.2
General and administrative
expenses	25.5	–	–	–	25.5
Supplies	1.8	18.7	7.0	–	27.5
Depreciation and amortization	2.2	11.8	3.6	–	17.6
Occupancy costs	1.0	8.9	4.4	(2.3)	12.0
Provision for doubtful accounts	1.3	4.4	2.2	–	7.9
Loss on disposal of assets	–	1.0	–	–	1.0
Government, class action, and
related settlements expense	(15.9)	–	–	–	(15.9)
Professional fees—accounting,
tax, and legal	4.8	–	–	–	4.8
Total operating expenses	41.0	247.8	102.6	(9.1)	382.3
Gain on early extinguishment of debt	(1.8)	–	–	–	(1.8)
Interest expense and amortization of
debt discounts and fees	31.6	2.2	0.6	–	34.4
Other expense (income)	0.6	(0.1)	(0.3)	–	0.2
Loss on interest rate swap	5.0	–	–	–	5.0
Equity in net income of nonconsolidated
affiliates	(0.5)	(1.9)	(0.1)	–	(2.5)
Equity in net income of consolidated
affiliates	(40.5)	(0.5)	(0.8)	41.8	–
Management fees	(20.9)	16.2	4.7	–	–
Income from continuing
operations before income tax
(benefit) expense	8.4	66.5	24.4	(41.8)	57.5
Provision for income tax (benefit)
expense	(39.2)	33.1	7.3	–	1.2
Income from continuing
operations	47.6	33.4	17.1	(41.8)	56.3
(Loss) income from discontinued
operations, net of tax	(2.7)	0.3	(0.4)	–	(2.8)
Net income	44.9	33.7	16.7	(41.8)	53.5
Less: Net income attributable to
noncontrolling interests	–	–	(8.6)	–	(8.6)
Net income attributable
to HealthSouth	$ 44.9	$ 33.7	$ 8.1	$ (41.8)	$ 44.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Net operating revenues	$ 24.5	$ 320.9	$ 127.6	$ (8.8)	$ 464.2
Operating expenses:
Salaries and benefits	14.0	156.1	63.2	(2.9)	230.4
Other operating expenses	4.6	47.1	20.9	(3.8)	68.8
General and administrative
expenses	28.1	–	–	–	28.1
Supplies	2.0	18.1	7.1	–	27.2
Depreciation and amortization	14.8	11.0	3.8	–	29.6
Occupancy costs	0.9	8.9	4.3	(2.1)	12.0
Provision for doubtful accounts	0.7	5.7	1.4	–	7.8
Gain on disposal of assets	(0.4)	–	–	–	(0.4)
Government, class action, and
related settlements expense	(36.2)	(0.2)	–	–	(36.4)
Professional fees—accounting,
tax, and legal	3.6	–	–	–	3.6
Total operating expenses	32.1	246.7	100.7	(8.8)	370.7
Loss on early extinguishment of debt	0.3	–	–	–	0.3
Interest expense and amortization of
debt discounts and fees	44.5	2.1	1.1	(0.3)	47.4
Other expense (income)	0.4	(0.1)	(1.3)	0.3	(0.7)
Loss on interest rate swap	36.6	–	–	–	36.6
Equity in net income of nonconsolidated
affiliates	(0.5)	(1.8)	(0.1)	–	(2.4)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	–	–	18.8	–
Income from operations of
consolidated affiliates	(37.3)	(1.6)	(0.2)	39.1	–
Management fees	(21.4)	16.3	5.1	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(11.4)	59.3	22.3	(57.9)	12.3
Provision for income tax (benefit)
expense	(33.6)	27.5	6.2	–	0.1
Income from continuing
operations	22.2	31.8	16.1	(57.9)	12.2
(Loss) income from discontinued
operations, net of tax	(2.4)	(0.5)	(1.7)	18.8	14.2
Net income	19.8	31.3	14.4	(39.1)	26.4
Less: Net income attributable to
noncontrolling interests	–	–	(6.6)	–	(6.6)
Net income attributable
to HealthSouth	$ 19.8	$ 31.3	$ 7.8	$ (39.1)	$ 19.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$ 172.7	$ 33.0	$ 19.3	$ (41.9)	$ 183.1
Cash flows from investing activities:
Capital expenditures	(0.7)	(13.8)	(2.7)	–	(17.2)
Proceeds from disposal of assets	–	0.8	–	–	0.8
Net change in restricted cash	(0.2)	–	(3.3)	–	(3.5)
Net settlements on interest rate swap	(8.5)	–	–	–	(8.5)
Other	–	–	(0.5)	–	(0.5)
Net cash used in investing activities
of discontinued operations	–	–	(1.3)	–	(1.3)
Net cash used in investing
activities	(9.4)	(13.0)	(7.8)	–	(30.2)
Cash flows from financing activities:
Check in excess of bank balance	4.1	–	–	–	4.1
Principal payments on debt, including
pre-payments	(40.4)	(0.2)	–	1.0	(39.6)
Borrowings on revolving credit facility	10.0	–	–	–	10.0
Payments on revolving credit facility	(50.0)	–	–	–	(50.0)
Principal payments under capital lease
obligations	–	(2.8)	(0.4)	–	(3.2)
Dividends paid on convertible perpetual
preferred stock	(6.5)	–	–	–	(6.5)
Distributions paid to noncontrolling interests
of consolidated affiliates	–	–	(8.5)	–	(8.5)
Other	(0.1)	–	0.6	–	0.5
Change in intercompany advances	(24.1)	(16.0)	(0.8)	40.9	–
Net cash provided by (used in) financing
activities of discontinued operations	1.6	(1.0)	(1.8)	–	(1.2)
Net cash used in financing
activities	(105.4)	(20.0)	(10.9)	41.9	(94.4)
Increase in cash and cash
equivalents	57.9	–	0.6	–	58.5
Cash and cash equivalents at
beginning of period	23.1	0.9	8.2	–	32.2
Cash and cash equivalents at end of
period	$ 81.0	$ 0.9	$ 8.8	$ –	$ 90.7

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Net cash provided by operating
activities	$ 17.1	$ 29.3	$ 35.6	$ (40.2)	$ 41.8
Cash flows from investing activities:
Capital expenditures	(2.3)	(5.3)	(1.1)	–	(8.7)
Proceeds from disposal of assets	43.9	–	–	–	43.9
Net change in restricted cash	(0.1)	–	(0.8)	–	(0.9)
Net settlements on interest rate swap	(0.2)	–	–	–	(0.2)
Other	–	–	(0.8)	–	(0.8)
Net cash used in investing activities
of discontinued operations	–	–	(0.2)	–	(0.2)
Net cash provided by (used in)
investing activities	41.3	(5.3)	(2.9)	–	33.1
Cash flows from financing activities:
Check in excess of bank balance	(16.7)	–	–	5.3	(11.4)
Principal payments on debt, including
pre-payments	(24.9)	(0.2)	–	8.1	(17.0)
Borrowings on revolving credit facility	15.0	–	–	–	15.0
Principal payments under capital lease
obligations	–	(2.6)	(0.4)	–	(3.0)
Dividends paid on convertible perpetual
preferred stock	(6.5)	–	–	–	(6.5)
Distributions paid to noncontrolling interests
of consolidated affiliates	–	–	(10.1)	–	(10.1)
Other	(0.1)	–	–	–	(0.1)
Change in intercompany advances	8.6	(18.7)	(22.0)	32.1	–
Net cash provided by (used in) financing
activities of discontinued operations	0.4	(1.7)	–	–	(1.3)
Net cash used in financing
activities	(24.2)	(23.2)	(32.5)	45.5	(34.4)
Increase in cash and cash
equivalents	34.2	0.8	0.2	5.3	40.5
Cash and cash equivalents at
beginning of period	2.0	14.0	9.1	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of period	–	–	0.4	–	0.4
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of period	(0.1)	(0.1)	(0.1)	–	(0.3)
Cash and cash equivalents at end of
period	$ 36.1	$ 14.7	$ 9.6	$ –	$ 60.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

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

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of March 31, 2009, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 48 outpatient rehabilitation satellites (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage six inpatient rehabilitation units and one outpatient satellite through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have two hospitals in Puerto Rico.

Quarter-over-quarter comparisons for the first quarter of 2009 are not on an equal basis to the prior year due to the Medicare pricing roll-back. The first quarter of 2008 contained a Medicare market basket update that became effective October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008.

Net patient revenue from our hospitals was 3.3% higher for the three months ended March 31, 2009 than the three months ended March 31, 2008. Inpatient discharges increased 5.7% quarter over quarter. Same store discharges experienced growth of 4.8% quarter over quarter. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2008 Form 10-K, as adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) for the three months ended March 31, 2009 and 2008 were $87.0 million and $88.3 million, respectively. Operating earnings for the three months ended March 31, 2009 and 2008 included gains of $15.9 million and $36.4 million, respectively, associated with Government, class action, and related settlements expense. Net cash provided by operating activities was $183.1 million and $41.8 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows during the three months ended March 31, 2009 included $73.8 million related to the net cash proceeds from the UBS Settlement (as defined in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial

Statements (Unaudited), of this report) and the receipt of an approximate $42 million additional federal income tax refund for tax years 1995 through 1999.

As discussed in the “Business Outlook” section below and throughout this report, our primary emphasis, especially during this period of global economic uncertainty, remains on debt reduction and further deleveraging. During the first quarter of 2009, we reduced our total debt outstanding by approximately $85 million (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages. In addition, the number of Medicare “compliant patients” (i.e., a patient who qualifies for inpatient rehabilitative care under the 75% Rule) is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in and focus on inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Regulatory Challenges to the Inpatient Rehabilitation Industry

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitative services. For example, and as reported previously, The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed on December 29, 2007 and permanently set the compliance threshold of the 75% Rule at 60% and allowed hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient is a “compliant patient” under the rule. We believe the “freeze” at the 60% compliance threshold has stabilized much of the volatility in patient volumes created by the 75% Rule. However, an additional element to the 2007 Medicare Act was a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). The roll-back is effective from April 1, 2008 until September 30, 2009.

When the Medicare pricing roll-back expires at the end of the third quarter of 2009, we will have gone without a Medicare market basket update for 18 months. During this period, we have incurred increased costs, including costs associated with providing annual merit increases and benefits to our employees. We continue to work with Congressional leaders to ensure we receive a market basket update on October 1, 2009. See Item 1, Business, “Sources of Revenue – Medicare Reimbursement,” of our 2008 Form 10-K for additional information.

On April 28, 2009, the United States Centers for Medicare and Medicaid Services (“CMS”) released the fiscal year 2010 notice of proposed rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This proposed rule would be effective for Medicare discharges between October 1, 2009 and September 30, 2010. We are in the process of evaluating this proposed rule and its potential impact on our results of operations.

In addition, on February 26, 2009, President Obama’s budget proposal was released by the Office of Management and Budget. The President’s proposal includes a long-standing “bundling” concept that would combine payments of acute care and post-acute providers and pay this “bundled” rate to acute care hospitals. Acute care hospitals would then contract with and pay post-acute care providers. Historically, bundling has been most often associated with combining payments to acute care hospitals and physicians. The bundling plan within the budget proposal is a variation of this historical concept and remains theoretical and untested at this time. The rationale for the President’s bundling proposal stems from recent reports stating that approximately 18% of hospitalizations of Medicare beneficiaries come from readmissions. Bundling is viewed as a way to reduce readmission rates by causing acute care hospitals to become more involved in determining appropriate post-acute care, although, as previously stated, the concept of reducing readmission rates through bundling acute care hospital and post-acute reimbursement has not been tested and evaluated. Based on the President’s proposal, these changes would be phased-in over three years beginning in 2013, if approved by Congress.

HealthSouth has, and will continue to be, a leader in advocating policy aimed at eliminating barriers within Medicare’s current fragmented post-acute system and the inefficiencies created by those barriers, so that we can provide high quality, cost-effective care to patients who need it. The President’s proposal to bundle post-acute services may offer potential to improve Medicare’s post-acute care system, if done appropriately and carefully. If the bundling proposal eliminates those barriers, it could be a positive for patients and HealthSouth, as HealthSouth could utilize its asset base more efficiently and the concept is consistent with HealthSouth’s long-term strategy to expand its post-acute footprint (LTCHs, home health, skilled nursing facilities).

Few details on the bundling proposal have been revealed at this time, and it is unclear how such a system would be designed and implemented. The post-acute care services industry (inpatient rehabilitation hospitals, LTCHs, skilled nursing facilities, and home health agencies) is a large and complex set of healthcare providers that operate under different rules and regulations and receive reimbursement under different payment systems. Numerous federal and state laws, regulations, and policies governing healthcare providers would be affected by a bundling policy and would have to be sufficiently amended, modified, or repealed. In addition, bundling would result in dramatic changes as to how post-acute providers function. Accordingly, we believe further research and study is appropriate and necessary.

The Medicare Payment Advisory Commission (“MedPAC”) (see Item 1, Business, “Sources of Revenues – Medicare Reimbursement,” of our 2008 Form 10-K for additional information related to MedPAC) believes bundling has the potential to improve incentives for providers to deliver the right mix of services at the right time. However, MedPAC also acknowledges the complexities associated with bundling payments and offers an incremental approach to implementation that includes a voluntary pilot program to test the feasibility of actual bundled payment for services for select conditions. We endorse this approach and would be eager to participate in such a pilot program.

Finally, if bundling is adopted, safeguards would need to be put in place to ensure patients receive the post-acute care they require as directed by their physician, patients maintain their right to choose from options recommended by their physicians, providers of post-acute care receive adequate reimbursement for the services they provide, and emphasis remains on quality of care and returning patients to their homes. We will continue to work with the Administration, Congress, and the acute hospital and post-acute care provider communities on this important issue.

Key Challenges

While we met our operational goals in 2008 and are meeting our goals thus far in 2009, the following are some of the challenges we are addressing:

•

Leverage and Liquidity. Reducing debt is a primary strategic focus, and our leverage and liquidity are improving. During the first quarter of 2009, we reduced our total debt outstanding by approximately $85 million. However, our leverage remains higher than we would like and increases our cost of borrowing and decreases our Net income. Consequently, we will continue to place an emphasis on debt reduction.

Our primary sources of funding are cash flows from operations and borrowings under our revolving credit facility. As of March 31, 2009, we had approximately $90.7 million in Cash and cash equivalents. This amount excludes approximately $59.5 million in Restricted cash and $20.0 million of Restricted marketable securities. As of March 31, 2009, no amounts were drawn on our revolving credit facility.

For additional information regarding our leverage and liquidity, see the “Liquidity and Capital Resources” section of this Item and Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See Item 1A, Risk Factors, of our 2008 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K for a discussion of risks and uncertainties facing us.

•

Highly Regulated Industry. We operate in a highly regulated industry and are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations affect our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. Ensuring continuous compliance with these laws and regulations is an operating requirement for all healthcare providers.

We have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program, including the 60% compliance threshold under the 2007 Medicare Act. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.

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

We will remain active in monitoring and advocating for positive changes to reimbursement methodologies that include appropriate adjustments for changing prices and that reward healthcare providers, like HealthSouth, that strive to provide high quality, low cost services to patients who need them.

•

Staffing. Our operations are dependent on the efforts, abilities, and experience of our management and medical support personnel, such as physical therapists, nurses, and other healthcare professionals. In some markets, the lack of availability of physical therapists, nurses, and other medical support personnel has become a significant operating issue to healthcare providers. We have addressed our comprehensive benefits package and made refinements that allow us to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high quality, low cost provider of inpatient rehabilitative services. As a result of our efforts, we are experiencing improved retention rates and reduced turnover. Going forward, recruiting and retaining qualified personnel for our hospitals will remain a high priority for the Company.

We are also monitoring pending legislation, the Employee Free Choice Act, in the United States Congress. The proposed legislation would amend the National Labor Relations Act to establish an easier system to enable employees to form, join, or assist labor organization, to provide for mandatory injunctions for unfair labor practices during organizing efforts, and for other purposes. At this time, we are unable to predict the impact, if any, this legislation would have on our business if enacted in its current form.

Business Outlook

As previously noted, the inpatient rehabilitation segment of the healthcare industry is an attractive market: the aging demographics of the U.S. population coupled with an approximate 2% projected annual growth rate in the number of compliant patients create a favorable business environment for us. As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on the quality of our clinical outcomes, our broad base of clinical expertise, the application and leverage of rehabilitative technology, and the standardization of best practices that result in high quality, cost-effective care for the patients we serve.

Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (i) adapt to regulatory changes affecting our industry; (ii) deleverage our balance sheet; (iii) grow organically; (iv) effectively manage expenses, especially our labor costs; and, (v) to a much lesser extent in the immediate-term, pursue acquisitions on a disciplined, opportunistic basis – all within the context of uncertain economic times.

Healthcare always has been a highly regulated industry, and the inpatient rehabilitation segment is no exception. Successful healthcare providers are those who have the capabilities to adapt to changes in the regulatory environment. We have a proven track record of being able to adapt to such changes. In 2002, inpatient rehabilitation reimbursement from Medicare went from a “cost plus” to a prospective reimbursement methodology. Our hospitals benefited from being high quality, low cost providers upon the change to prospective reimbursement as they were able to capitalize on the investments we made in (1) establishing efficient protocols in treating rehabilitation patients and (2) creating scale to allow for economies in our cost structure. In 2004, CMS revised the so-called 75% Rule, which had the effect of limiting the types of patients inpatient rehabilitation hospitals could treat. Before this rule was amended to a 60% threshold as part of the 2007 Medicare Act, the negative impact this rule change had on our volumes was less than half that of the rest of the industry. Regulations change, and successful providers adapt. As we have demonstrated, we believe we have the capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry.

The current potential regulatory change that could affect HealthSouth, along with all post-acute providers, is the proposed “bundling” of acute care and post-acute Medicare payments, as discussed earlier in this Item. While the probability of enacting a “bundled” payment system is difficult to predict at this time, a bundled payment system could be a positive for HealthSouth, if it is structured appropriately. Specifically, it could serve as a catalyst for consolidating the highly fragmented post-acute industry and facilitating the achievement of our long-term strategy of being a comprehensive provider of post-acute services by creating a payment system that would reward comprehensive, high quality, cost-effective post-acute providers with operating scale.

During the first quarter of 2009, we reduced our total debt outstanding by approximately $85 million, and we believe we will be able to continue to reduce our debt and leverage. We believe the guidance we have provided for 2009 Adjusted Consolidated EBITDA is achievable and, coupled with our strong cash flows from operating activities, will allow us to achieve a leverage ratio of 4.5x or below before our stated timeframe of year-end 2010. We also believe our longer term goal of 3.5x to 4.0x by the end of 2012 is progressively more achievable. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents and the availability of our revolving credit facility. In addition, we do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

We believe our proven track record of growing at a faster rate than the rest of the industry is sustainable. The majority of patients we serve have medical conditions, such as strokes, hip fractures, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting. Consequently, we believe we are well positioned to grow volumes, despite the challenging economic environment. The area of our business at the most risk for decreases in discretionary spending is outpatient services. However, this area of our business represents less than 10% of our consolidated Net operating revenues, so we anticipate minimal impact to our overall results.

Healthcare providers are under increasing obligation to control healthcare costs. We take this challenge seriously and pride ourselves in our ability to provide high quality, cost-effective care. We will continue to focus on finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We continue to actively manage the productive portion of our Salaries and benefits, and we have taken steps to address the non-productive component of these expenses. We saw a meaningful improvement in the non-productive component of Salaries and benefits during the first quarter of 2009, as we transitioned into a new benefit year effective January 1, 2009. We will continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high quality, cost-effective provider of inpatient rehabilitative services.

In recognition of the current economic uncertainty, we will continue to be disciplined in our approach to development opportunities, carefully evaluating these opportunities against our deleveraging priority. For the foreseeable future, reducing our long-term debt will be our key objective. We will continue to pursue bed expansions in existing hospitals as they provide immediate earnings growth, and will pursue acquisitions and market consolidations where we can do so with minimal initial cash outlays. For any de-novo project we decide to pursue, we will work with third parties willing to assume the majority of the financing risks associated with these projects.

In summary, we believe the business outlook is positive, despite the current economic environment, and, based on the discharge growth we experienced in the first quarter of 2009, we continue to believe our volumes will not be materially adversely impacted by the current economy. We will continue to monitor the economic climate and focus on initiatives designed to control costs. We plan to continue to use the majority of our excess cash flow to reduce debt. On a go-forward basis, we anticipate we will be able to generate cash flows to fund additional debt reduction and disciplined, opportunistic development activities, which we believe will bring long-term, sustainable growth and returns to our stockholders. Finally, the proposed bundling of acute care and post-acute payments could serve as a catalyst for achieving our long-term goal of diversifying our portfolio by providing additional post-acute services, such as long-term acute care, home health, and skilled nursing, where we can take advantage of our labor, sales and marketing, revenue cycle, and general administrative efficiencies.

Results of Operations

During the three months ended March 31, 2009 and 2008, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2009	2008
Medicare	68.6%	68.2%
Medicaid	2.1%	2.3%
Workers’ compensation	1.7%	2.2%
Managed care and other discount plans	22.2%	21.3%
Other third-party payors	3.2%	3.5%
Patients	0.8%	0.8%
Other income	1.4%	1.7%
Total	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare, and Medicare patients are segmented into two categories: (i) “traditional” Medicare and (ii) “managed” Medicare. Our hospitals receive traditional Medicare reimbursements under IRF-PPS. With IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2008 Form 10-K.

The percent of our Net operating revenues attributable to traditional Medicare has decreased over the past few years due to an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” category in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice, or Medicare Advantage. The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization, or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards traditional Medicare, we expect this shift of traditional Medicare patients into managed Medicare and private fee-for-service plans will continue. However, the future of Medicare Part C will be determined, ultimately, by Congress, and any changes to Medicare Part C may have an impact on this trend.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to rental properties where we terminated the leases associated with certain properties. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified our condensed consolidated balance sheet as of December 31, 2008 and our condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 to include these properties and their results of operations in discontinued operations.

On January 1, 2009, we adopted FASB Statement No. 160. As a result, we have reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

For the three months ended March 31, 2009 and 2008, our consolidated results of operations were as follows:

			Percentage
	Three Months Ended March 31,		Change
	2009	2008	2009 vs. 2008
		(As Adjusted)
	(In Millions)
Net operating revenues	$ 475.1	$ 464.2	2.3%
Operating expenses:
Salaries and benefits	234.7	230.4	1.9%
Other operating expenses	67.2	68.8	(2.3%)
General and administrative expenses	25.5	28.1	(9.3%)
Supplies	27.5	27.2	1.1%
Depreciation and amortization	17.6	29.6	(40.5%)
Occupancy costs	12.0	12.0	0.0%
Provision for doubtful accounts	7.9	7.8	1.3%
Loss (gain) on disposal of assets	1.0	(0.4)	(350.0%)
Government, class action, and related settlements
expense	(15.9)	(36.4)	(56.3%)
Professional fees—accounting, tax, and legal	4.8	3.6	33.3%
Total operating expenses	382.3	370.7	3.1%
(Gain) loss on early extinguishment of debt	(1.8)	0.3	(700.0%)
Interest expense and amortization of debt discounts and
fees	34.4	47.4	(27.4%)
Other expense (income)	0.2	(0.7)	(128.6%)
Loss on interest rate swap	5.0	36.6	(86.3%)
Equity in net income of nonconsolidated affiliates	(2.5)	(2.4)	4.2%
Income from continuing operations before
income tax expense	57.5	12.3	367.5%
Provision for income tax expense	1.2	0.1	1,100.0%
Income from continuing operations	56.3	12.2	361.5%
(Loss) income from discontinued operations, net of
income tax benefit	(2.8)	14.2	(119.7%)
Net income	53.5	26.4	102.7%
Less: Net income attributable to noncontrolling interests	(8.6)	(6.6)	30.3%
Net income attributable to HealthSouth	$ 44.9	$ 19.8	126.8%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2009	2008
Salaries and benefits	49.4%	49.6%
Other operating expenses	14.1%	14.8%
General and administrative expenses	5.4%	6.1%
Supplies	5.8%	5.9%
Depreciation and amortization	3.7%	6.4%
Occupancy costs	2.5%	2.6%
Provision for doubtful accounts	1.7%	1.7%
Loss (gain) on disposal of assets	0.2%	(0.1%)
Government, class action, and related settlements	(3.3%)	(7.8%)
Professional fees—accounting, tax, and legal	1.0%	0.8%
Total	80.5%	79.9%

Additional information regarding our operating results for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(In Millions)
Net patient revenue—inpatient	$ 433.1	$ 419.1
Net patient revenue—outpatient and other revenues	42.0	45.1
Net operating revenues	$ 475.1	$ 464.2

	(Actual Amounts)
Discharges	27,807	26,309
Outpatient visits	285,101	306,145
Average length of stay	14.6 days	15.2 days
Occupancy %	69.4%	67.0%
# of licensed beds	6,523	6,565
Full-time equivalents*	15,566	15,319

*

Excludes 395 and 444 full-time equivalents for the three months ended March 31, 2009 and 2008, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.4% and 1.7% of consolidated Net operating revenues for the three months ended March 31, 2009 and 2008, respectively.

As noted above, quarter-over-quarter comparisons for the first quarter of 2009 are not on an equal basis to the prior year due to the Medicare pricing roll-back. The first quarter of 2008 contained a Medicare market basket update that became effective October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008.

Net patient revenue from our hospitals was 3.3% higher for the three months ended March 31, 2009 than the three months ended March 31, 2008. This increase was attributable to a 5.7% quarter-over-quarter increase in patient discharges. Same store discharges were 4.8% higher quarter over quarter. Net patient revenue per discharge decreased quarter over quarter due to the Medicare pricing roll-back. However, the impact of the Medicare pricing roll-back was somewhat mitigated by efficiencies achieved in our average length of stay and non-Medicare related price increases.

Decreased outpatient volumes in the first quarter of 2009 compared to the first quarter of 2008 resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing for these outpatient satellites in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of March 31, 2009, we operated 48 outpatient satellites, while as of March 31, 2008, we operated 60 outpatient satellites. We continuously monitor the performance of our outpatient satellites and will take appropriate action with respect to underperforming facilities, including closure.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and represent an investment in our most important asset: our employees. Salaries and benefits include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

Salaries and benefits decreased from 49.6% of Net operating revenues during the first quarter of 2008 to 49.4% of Net operating revenues during the first quarter of 2009. This quarter-over-quarter improvement as a percent of Net operating revenues was despite an approximate 3% merit increase provided to our employees effective October 1, 2008 and despite the Medicare market basket update that was included in our Net operating revenues in the first quarter of 2008. Also, as a result of our recruiting and retention efforts, costs associated with contract labor decreased quarter over quarter.

We continue to actively manage the productive component of our Salaries and benefits, with employees per occupied bed, or “EPOB,” decreasing from 3.53 to 3.47 during the three months ended March 31, 2008 and 2009, respectively, or an improvement of 1.7%. We have also addressed the non-productive component of our Salaries and benefits and, with the transition to a new benefit year on January 1, 2009, are realizing the benefits of refinements made to our comprehensive benefits package. Such refinements included, but were not limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our paid-time-off program.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” of our 2008 Form 10-K for the calculation of EPOB.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, professional fees, insurance, and repairs and maintenance. Other operating expenses for the three months ended March 31, 2008 include costs associated with the implementation of our TeamWorks initiative.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal audit and controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses recorded in accordance with FASB Statement No. 123 (Revised 2004), Share-Based Payment, for all eligible employees.

Our General and administrative expenses decreased quarter over quarter due to an 11.0% reduction in corporate-related, full-time equivalents and moving certain processes “in-house” verses using external consultants and other professionals. General and administrative expenses were 5.4% of Net operating revenues for the three months ended March 31, 2009. Excluding stock-based compensation expense of $3.7 million, which is a non-cash expense, our General and administrative expenses would have been 4.6% of Net operating revenues for the three months ended March 31, 2009.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. These costs did not change significantly in the periods presented.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2008 included an approximate $11.0 million charge related to the accelerated depreciation of our corporate campus so that the net book value of the corporate campus equaled the net proceeds we received on the transaction’s closing date. See Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information.

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

Government, Class Action, and Related Settlements Expense

Government, class action, and related settlements expense for the three months ended March 31, 2009 included a $14.9 million reduction in the liability associated with our securities litigation (as discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense for the first quarter of 2009 also included a net gain of approximately $1.0 million associated with certain settlements and other matters discussed in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, class action, and related settlements expense for the three months ended March 31, 2008 included a $32.6 million reduction in the liability associated with our securities litigation (as discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) based on the value of our common stock and the associated common stock warrants underlying this settlement. During the reconstruction and restatement period of HealthSouth’s historical financial statements, it was determined that the equity balances of certain of our partners had been historically overstated. During the three months ended March 31, 2008, we settled with certain of our partners, resulting in a net gain of approximately $3.8 million included in Government, class action, and related settlements expense.

Professional Fees—Accounting, Tax, and Legal

Professional fees – accounting, tax, and legal for the three months ended March 31, 2009 and 2008 related primarily to legal fees for continued litigation defense and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. The quarter-over-quarter increase in these fees resulted from legal fees and expenses owed to the derivative plaintiffs’ attorneys as part of our settlement with Capstone discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Interest Expense and Amortization of Debt Discounts and Fees

Approximately $6.8 million of the quarter-over-quarter decrease in Interest expense and amortization of debt discounts and fees was due to lower average borrowings which resulted from the debt reductions discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. The remainder of the decrease was due to a decrease in our average interest rate quarter over quarter. Our average interest rate was 9.0% during the three months ended March 31, 2008 compared to an average rate of 7.4% during the three months ended March 31, 2009.

Other Expense (Income)

Other expense (income) is primarily comprised of interest income and gains and losses on sales of investments. Other expense for the three months ended March 31, 2009 included a $0.7 million impairment charge associated with our marketable equity securities. See Note 3, Cash and Marketable Securities, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Loss on Interest Rate Swap

Our Loss on interest rate swap in each period represents amounts recorded related to the fair value adjustments, quarterly settlements, and accrued interest recorded for our $1.1 billion interest rate swap that is not designated as a hedge under the guidance in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The loss recorded in each period presented represents the change in the market’s expectations for interest rates over the remaining term of this swap agreement. To the extent the expected LIBOR rates increase, we will record gains. When expected LIBOR rates decrease, we will record losses.

During the three months ended March 31, 2009 and 2008, we made net cash settlement payments of approximately $8.5 million and $0.2 million, respectively, to our counterparties under this interest rate swap agreement. For additional information regarding this interest rate swap agreement, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

Income from Continuing Operations Before Income Tax Expense

Our Income from continuing operations before income tax expense increased quarter over quarter due to the increase in Net operating revenues and the decreases in depreciation and interest expense, as discussed above.

Provision for Income Tax Expense

Our Provision for income tax expense of $1.2 million for the three months ended March 31, 2009, included the following: (1) current income tax expense of $2.8 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $1.5 million primarily attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit offset by (3) current income tax benefit of $3.1 million attributable to state income tax refunds received, or expected to be received, changes in the amount of unrecognized tax benefits, and an AMT Refundable Tax Credit for 2009.

Our Provision for income tax expense of $0.1 million for the three months ended March 31, 2008 included the following: (1) current income tax benefit of approximately $0.7 million attributable to state income tax refunds in excess of amounts previously accrued and accrued interest income on expected federal income tax refunds resulting from updated tax filings which were still in progress as of March 31, 2008 offset by state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.8 million attributable to increases in the basis difference of certain indefinite-lived assets.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations

During the three months ended March 31, 2009, we terminated the leases associated with certain rental properties. In accordance with FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2008 and our condensed consolidated statement of operations and consolidated statement of cash flows for the three months ended March 31, 2008 to include these properties and their results of operations in discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
HealthSouth Corporation:
Net operating revenues	$ 0.7	$ 4.9
Costs and expenses	2.3	7.2
Loss from discontinued operations	(1.6)	(2.3)
Loss on disposal of assets of discontinued operations	(0.2)	(0.1)
Income tax benefit	0.1	–
Loss from discontinued operations, net of tax	$ (1.7)	$ (2.4)
Surgery Centers:
Net operating revenues	$ 2.2	$ 4.0
Costs and expenses	2.5	7.4
Loss from discontinued operations	(0.3)	(3.4)
Gain on divestiture of division	–	19.3
Income tax benefit	–	0.7
(Loss) income from discontinued operations, net of tax	$ (0.3)	$ 16.6
Other:
Net operating revenues	$ 0.3	$ 1.9
Costs and expenses	1.1	1.4
(Loss) income from discontinued operations	(0.8)	0.5
Loss on divestiture of diagnostic division	–	(0.5)
Income tax benefit	–	–
Loss from discontinued operations, net of tax	$ (0.8)	$ –
Total:
Net operating revenues	$ 3.2	$ 10.8
Costs and expenses	5.9	16.0
Loss from discontinued operations	(2.7)	(5.2)
Loss on disposal of assets of discontinued operations	(0.2)	(0.1)
Gain on divestitures of divisions	–	18.8
Income tax benefit	0.1	0.7
(Loss) income from discontinued operations, net of tax	$ (2.8)	$ 14.2

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of our Dallas Medical Center, which we closed in October 2008. The decrease in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual closure of this hospital.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. As of December 31, 2007, approval for six facilities in Illinois remained pending. In January 2008, we received approval for the change in control of five of the six Illinois facilities. The sixth facility has an outstanding relocation project, and we expect to file the application for change in control for this facility when the relocation project is complete, which is expected to be in the second quarter of 2009. However, given the process a facility must go through for a change in control, approval for such transfer will likely not occur until the latter half of 2009. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of March 31, 2009, we have deferred approximately $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of March 31, 2009.

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

The change in operating results for this division for all periods presented resulted from the divestiture activity discussed above.

Other. Results of operations in “other” primarily include the results of operations of our former outpatient and diagnostic divisions. See Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information.

Liquidity and Capital Resources

We continue to make progress in improving our leverage and liquidity. During the first quarter of 2009, we reduced our total debt outstanding by approximately $85 million. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding debt reductions.

Our principal sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. As of March 31, 2009, we had approximately $90.7 million in Cash and cash equivalents.This amount excludes approximately $59.5 million in Restricted cash and $20.0 million of Restricted marketable securities. Our restricted assets pertain to various obligations we have under lending agreements, partnership agreements, and other arrangements, primarily related to our captive insurance company. Cash and cash equivalents as of March 31, 2009 include net proceeds associated with the UBS Settlement. See Note 2, Liquidity, and Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information.

As of March 31, 2009, we had all $400 million available to us under our revolving credit facility. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided.

We have scheduled principal payments of $16.2 million and $21.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

Our Credit Agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio, with the interest coverage ratio being a four consecutive fiscal quarters test. As of March 31, 2009, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our Credit Agreement.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K for a discussion of risks and uncertainties facing us. See also Note 2, Liquidity, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Sources and Uses of Cash

As noted above, our principal sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2009 and 2008, as well as the effect of exchange rates for those same periods (in millions):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$ 183.1	$ 41.8
Net cash (used in) provided by investing activities	(30.2)	33.1
Net cash used in financing activities	(94.4)	(34.4)
Increase in cash and cash equivalents	$ 58.5	$ 40.5

Operating activities. Net cash provided by operating activities increased quarter over quarter due to the increase in Net operating revenues, as discussed above, and a decrease in cash interest expense. Net cash provided by operating activities for the three months ended March 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of an approximate $42 million additional federal income tax refund for tax years 1995 through 1999. See Note 11, Settlements, and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Investing activities. Increased capital expenditures, increased net settlement payments on our interest rate swap that is not designated as a cash flow hedge, and decreased proceeds from asset disposals in 2009 caused the change in Net cash (used in) provided by investing activities quarter over quarter. Net cash provided by investing activities for the three months ended March 31, 2008 included approximately $43.9 million in proceeds from asset disposals, including our corporate campus (see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K).

Financing activities. The quarter-over-quarter increase in Net cash used in financing activities resulted from increased net debt payments during the first quarter of 2009. Net debt payments approximated $82.8 million during the three months ended March 31, 2009 compared to $5.0 million during the three months ended March 31, 2008. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA as defined in our Credit Agreement is a measure of leverage capacity, our ability to service our debt, and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our Credit Agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K. These covenants are material terms of the Credit Agreement, and the Credit Agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our Credit Agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing Credit Agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our Credit Agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to Adjusted Consolidated EBITDA unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (5) compensation expense recorded in accordance with FASB Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income.

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America (“GAAP”), and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K.

Our Adjusted Consolidated EBITDA for the three months ended March 31, 2009 and 2008 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Net income	$ 53.5	$ 26.4
Loss (income) from discontinued operations, net of tax,
attributable to HealthSouth	3.1	(15.2)
Provision for income tax expense	1.2	0.1
Loss on interest rate swap	5.0	36.6
Interest expense and amortization of debt discounts and fees	34.4	47.4
(Gain) loss on early extinguishment of debt	(1.8)	0.3
Professional fees—accounting, tax, and legal	4.8	3.6
Government, class action, and related settlements	(15.9)	(36.4)
Net noncash loss on disposal of assets	1.0	0.1
Depreciation and amortization	17.6	29.6
Impairment charges related to investments	0.7	–
Compensation expense under FASB Statement No. 123(R)	3.7	3.3
Net income attributable to noncontrolling interests	(8.6)	(6.6)
Adjusted Consolidated EBITDA	$ 98.7	$ 89.2

In accordance with our Credit Agreement, we are allowed to add certain other items to the calculation of Adjusted Consolidated EBITDA, and there may also be certain other deductions required. As these adjustments may not be indicative of our ongoing performance, they have been excluded from the above table.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,
	2009	2008
		(As Adjusted)
Adjusted Consolidated EBITDA	$ 98.7	$ 89.2
Provision for doubtful accounts	7.9	7.8
Professional fees—accounting, tax, and legal	(4.8)	(3.6)
Interest expense and amortization of debt discounts and fees	(34.4)	(47.4)
UBS Settlement proceeds, gross	100.0	–
Equity in net income of nonconsolidated affiliates	(2.5)	(2.4)
Net income attributable to noncontrolling interests	8.6	6.6
Amortization of debt discounts and fees	1.6	1.6
Distributions from nonconsolidated affiliates	1.5	2.2
Current portion of income tax benefit	0.3	0.7
Change in assets and liabilities	8.5	(4.6)
Change in government, class action, and related settlements	(1.7)	(7.3)
Other operating cash used in discontinued operations	(0.2)	(1.5)
Other	(0.4)	0.5
Net cash provided by operating activities	$ 183.1	$ 41.8

The quarter-over-quarter increase in Adjusted Consolidated EBITDA was due primarily to the increase in Net operating revenues discussed above.

Funding Commitments

We have scheduled principal payments of $16.2 million and $21.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K.

During the three months ended March 31, 2009, we made capital expenditures of approximately $17.2 million. The total amounts expected for capital expenditures and development efforts for 2009 approximate $70 million to $85 million. Actual amounts spent will be dependent upon the timing of development projects and receipt of non-operating cash flows associated with certain matters discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These expenditures include IT initiatives, new business opportunities, bed expansions, hospital refresh programs, and equipment upgrades and purchases. Approximately $35 million of this budgeted amount is non-discretionary.

For a discussion of risk factors related to our business and our industry, please see Item 1A, Risk Factors, of our 2008 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K.

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

Other than the guarantees discussed below and in Note 6, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, there have been no material changes to the off-balance sheet arrangements described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2008 Form 10-K.

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

As of March 31, 2009, we were secondarily liable for 103 such guarantees. The remaining terms of these guarantees ranged from 1 month to 123 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $60.7 million.

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

Contractual Obligations

Our consolidated contractual obligations as of March 31, 2009 are as follows (in millions):

	Total	April 1 through December 31, 2009	2010 – 2011	2012 – 2013	2014 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$ 1,616.6	$ 6.0	$ 16.2	$ 736.8	$ 857.6
Interest on long-term debt (b)	670.9	107.5	214.3	195.0	154.1
Capital lease obligations (c)	173.6	16.2	40.2	31.0	86.2
Operating lease obligations (d)(e)	215.2	24.9	53.8	35.1	101.4
Purchase obligations (e)(f)	46.4	36.7	6.3	2.3	1.1
Other long-term liabilities (g)	4.3	0.8	0.5	0.4	2.6
Total	$ 2,727.0	$ 192.1	$ 331.3	$ 1,000.6	$ 1,203.0

(a)

Included in long-term debt are amounts owed on our bonds payable and notes payable to banks and others. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K. See also Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2009. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K. In addition, as of March 31, 2009, these amounts exclude approximately $2.3 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2008 Form 10-K. Also, at March 31, 2009 and in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had approximately $58.0 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $3.2 million as of March 31, 2009. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

Indemnifications

In the ordinary course of business, HealthSouth enters into contractual arrangements under which HealthSouth may agree to indemnify another party to such arrangement from any losses incurred relating to the services they perform on behalf of HealthSouth or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. For additional information related to indemnifications, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Contractual Obligations,” to our 2008 Form 10-K and Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2008 Form 10-K.

Since the filing of our 2008 Form 10-K, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. HealthSouth elected to adopt this FSP in the first quarter of 2009. Its adoption did not have a material impact on our financial position, results of operations, or cash flows. Rather, it requires interim disclosures related to our available-for-sale equity securities. See Note 3, Cash and Marketable Securities, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

In April 2009, the FASB also issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. HealthSouth elected to adopt this FSP in the first quarter of 2009. Its adoption resulted in additional interim disclosures only. See Note 7, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Since the filing of our 2008 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and notes payable to banks and others) as of March 31, 2009 is shown in the following table (in millions):

	March 31, 2009
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$ 496.3	30.9%	$ 493.7	33.8%
Variable rate debt	1,107.7	69.1%	965.4	66.2%
Total long-term debt	$ 1,604.0	100.0%	$ 1,459.1	100.0%

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. As of March 31, 2009, the fair market value of this interest rate swap approximated ($74.7) million. The termination date of this swap is March 10, 2011.

Our variable interest payments increase or decrease in accordance with changes in interest rates. However, the vast majority of the variation in these payments will be offset by net settlement payments or receipts, which are included in the line item Loss on interest rate swap in our condensed consolidated statements of operations, on the interest rate swap described above.

Based on the size of our variable rate debt as of March 31, 2009 and inclusive of the impact of the conversion of $1.1 billion of variable rate interest to a fixed rate via an interest rate swap, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $1.6 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental negative cash flow of approximately $1.5 million over the next twelve months. A 1% decrease in interest rates results in negative cash flows due to our hedging position, the current low LIBOR rate, and the assumption that LIBOR will not fall below 0%.

A 1% increase in interest rates would result in an approximate $22.2 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $22.5 million increase in its estimated net fair value.

We also maintain two forward-starting interest rate swaps that are designated as cash flow hedges. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. There will be no cash flow impact associated with these forward-starting swaps over the next 12 months because net settlements do not begin until June 2011.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2009 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2009	6,596	$ 10.96	–	–
February 1 through February 28, 2009	45,411	8.32	–	–
March 1 through March 31, 2009	–	–	–	–
Total	52,007	8.66	–	–

(1) Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

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

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	May 6, 2009

EXHIBIT INDEX

No.	Description
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