Form 10-Q
period 2009-06-30
HEALTHSOUTH CORP
filed 2009-08-05
CIK 785161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 88,297,279 shares of common stock outstanding, net of treasury shares, as of July 31, 2009.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our business strategy, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates or forecasts based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

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

ii

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
		(As Adjusted)
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$ 49.8	$ 32.2
Restricted cash	71.7	154.0
Restricted marketable securities	21.2	20.3
Accounts receivable, net of allowance for doubtful accounts of $33.0 in 2009;
$31.1 in 2008	244.4	235.8
Insurance recoveries receivable	181.8	182.8
Other current assets	59.3	57.6
Total current assets	628.2	682.7
Property and equipment, net	671.4	673.9
Goodwill	414.7	414.7
Intangible assets, net	39.2	42.8
Investments in and advances to nonconsolidated affiliates	27.8	36.7
Income tax refund receivable	10.5	55.9
Other long-term assets	96.6	91.5
Total assets	$ 1,888.4	$ 1,998.2
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$ 21.8	$ 23.6
Accounts payable	47.8	45.6
Accrued expenses and other current liabilities	342.1	408.5
Government, class action, and related settlements	294.4	268.5
Total current liabilities	706.1	746.2
Long-term debt, net of current portion	1,680.1	1,789.6
Other long-term liabilities	165.1	162.2
	2,551.3	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 97,238,725 in 2009; 96,890,924 in 2008	1.0	1.0
Capital in excess of par value	2,950.2	2,956.5
Accumulated deficit	(3,772.8)	(3,812.2)
Accumulated other comprehensive income (loss)	0.5	(3.2)
Treasury stock, at cost (8,938,877 shares in 2009 and 8,872,121 shares
in 2008)	(312.1)	(311.5)
Total HealthSouth shareholders’ deficit	(1,133.2)	(1,169.4)
Noncontrolling interests	82.9	82.2
Total shareholders' deficit	(1,050.3)	(1,087.2)
Total liabilities and shareholders’ deficit	$ 1,888.4	$ 1,998.2

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(In Millions, Except Per Share Data)
Net operating revenues	$ 483.7	$ 456.6	$ 958.8	$ 920.8
Operating expenses:
Salaries and benefits	239.1	234.1	473.8	464.5
Other operating expenses	67.6	63.6	134.8	132.4
General and administrative expenses	24.9	25.2	50.4	53.3
Supplies	28.7	27.7	56.2	54.9
Depreciation and amortization	17.7	17.8	35.3	47.4
Impairment of long-lived assets	–	0.6	–	0.6
Occupancy costs	12.1	12.2	24.1	24.2
Provision for doubtful accounts	9.7	6.1	17.6	13.9
Loss on disposal of assets	1.3	0.8	2.3	0.4
Government, class action, and related settlements expense	48.7	(8.6)	32.8	(45.0)
Professional fees—accounting, tax, and legal	(3.3)	5.3	1.5	8.9
Total operating expenses	446.5	384.8	828.8	755.5
(Gain) loss on early extinguishment of debt	(1.3)	3.4	(3.1)	3.7
Interest expense and amortization of debt discounts and fees	31.1	43.4	65.5	90.8
Other income	(1.0)	(1.0)	(0.8)	(1.7)
Loss (gain) on interest rate swaps	3.8	(28.5)	8.8	8.1
Equity in net loss (income) of nonconsolidated affiliates	2.7	(2.7)	0.2	(5.1)
Income from continuing operations before income tax (benefit) expense	1.9	57.2	59.4	69.5
Provision for income tax (benefit) expense	(0.3)	0.7	0.9	0.8
Income from continuing operations	2.2	56.5	58.5	68.7
Income (loss) from discontinued operations, net of tax	1.4	(4.1)	(1.4)	10.1
Net income	3.6	52.4	57.1	78.8
Less: Net income attributable to noncontrolling interests	(9.1)	(8.3)	(17.7)	(14.9)
Net (loss) income attributable to HealthSouth	(5.5)	44.1	39.4	63.9
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(13.0)	(13.0)
Net (loss) income attributable to HealthSouth
common shareholders	$ (12.0)	$ 37.6	$ 26.4	$ 50.9

Weighted average common shares outstanding:
Basic	87.6	79.5	87.5	79.2
Diluted	101.5	93.0	101.2	92.6

Basic and diluted (loss) earnings per common share:
(Loss) income from continuing operations
attributable to HealthSouth common shareholders	$ (0.15)	$ 0.52	$ 0.32	$ 0.50
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.01	(0.05)	(0.02)	0.14
Net (loss) income per share attributable to HealthSouth common
shareholders	$ (0.14)	$ 0.47	$ 0.30	$ 0.64

Amounts attributable to HealthSouth:
(Loss) income from continuing operations	$ (6.7)	$ 48.3	$ 41.3	$ 52.9
Income (loss) from discontinued operations, net of tax	1.2	(4.2)	(1.9)	11.0
Net (loss) income attributable to HealthSouth	$ (5.5)	$ 44.1	$ 39.4	$ 63.9

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(In Millions)
COMPREHENSIVE (LOSS) INCOME
Net income	$ 3.6	$ 52.4	$ 57.1	$ 78.8
Other comprehensive income, net of tax:
Net change in foreign currency translation adjustments	–	0.8	–	0.8
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	1.7	(0.4)	0.1	0.6
Reclassification adjustment for gains (losses) included
in net income	–	–	1.6	(1.4)
Net change in unrealized gain on forward-starting interest
rate swaps:
Unrealized net holding gain arising during the period	2.7	–	1.8	–
Reclassification adjustment for gains included in net income	–	–	0.2	–
Other comprehensive income, net of tax	4.4	0.4	3.7	–
Comprehensive income	8.0	52.8	60.8	78.8
Comprehensive income attributable to noncontrolling interests	(9.1)	(8.3)	(17.7)	(14.9)
Comprehensive (loss) income attributable to
HealthSouth	$ (1.1)	$ 44.5	$ 43.1	$ 63.9

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Deficit

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(As Adjusted)
	(In Millions)
NUMBER OF COMMON SHARES OUTSTANDING
Balance at beginning of period	88.0	78.7
Issuance of common stock	–	8.8
Issuance of restricted stock	0.4	0.4
Other, including receipt of treasury stock	(0.1)	0.2
Balance at end of period	88.3	88.1

COMMON STOCK
Balance at beginning of period	$ 1.0	$ 0.9
Issuance of common stock	–	0.1
Balance at end of period	$ 1.0	$ 1.0

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of period	$ 2,956.5	$ 2,820.4
Dividends declared on convertible perpetual preferred stock	(13.0)	(13.0)
Issuance of common stock	–	150.1
Stock-based compensation	6.6	6.0
Other, including restricted stock cancellations	0.1	0.2
Balance at end of period	$ 2,950.2	$ 2,963.7

ACCUMULATED DEFICIT
Balance at beginning of period	$ (3,812.2)	$ (4,064.6)
Net income attributable to HealthSouth	39.4	63.9
Balance at end of period	$ (3,772.8)	$ (4,000.7)

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period	$ (3.2)	$ (0.8)
Net foreign currency translation adjustment,
net of tax	–	0.8
Net change in unrealized gain (loss) on available-for-sale securities,
net of tax	1.7	(0.8)
Net change in unrealized gain on forward-starting interest rate
swaps	2.0	–
Net other comprehensive income (loss) adjustments	3.7	–
Balance at end of period	$ 0.5	$ (0.8)

TREASURY STOCK
Balance at beginning of period	$ (311.5)	$ (310.4)
Receipt of treasury stock	(0.5)	(0.2)
Other, including restricted stock cancellations	(0.1)	(0.1)
Balance at end of period	$ (312.1)	$ (310.7)

Total HealthSouth shareholders' deficit	$ (1,133.2)	$ (1,347.5)

(Continued)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Deficit (Continued)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(As Adjusted)
	(In Millions)
NONCONTROLLING INTERESTS
Balance at beginning of period	$ 82.2	$ 97.2
Net income attributable to noncontrolling interests	17.7	14.9
Distributions declared	(15.7)	(15.8)
Repurchases of equity interests of consolidated affiliates	(1.5)	–
Settlements with partners	–	4.2
Government, class action, and related settlements	–	(5.3)
Transfer of surgery centers to ASC	–	(6.8)
Other	0.2	(0.5)
Balance at end of period	$ 82.9	$ 87.9

Total shareholders’ deficit	$ (1,050.3)	$ (1,259.6)

The accompanying notes to condensed consolidated financial

statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
	(In Millions)
Cash flows from operating activities:
Net income	$ 57.1	$ 78.8
Loss (income) from discontinued operations	1.4	(10.1)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	17.6	13.9
Provision for government, class action, and related settlements	32.8	(45.0)
UBS Settlement proceeds, gross	100.0	–
Depreciation and amortization	35.3	47.4
Amortization of debt issue costs, debt discounts, and fees	3.2	3.3
Loss on disposal of assets	2.3	0.4
(Gain) loss on early extinguishment of debt	(3.1)	3.7
Loss on interest rate swaps	8.8	8.1
Equity in net loss (income) of nonconsolidated affiliates	0.2	(5.1)
Distributions from nonconsolidated affiliates	3.9	6.0
Stock-based compensation	6.6	6.0
Deferred tax provision	1.9	1.4
Other	0.6	0.1
(Increase) decrease in assets—
Accounts receivable	(26.2)	(33.9)
Other assets	(0.7)	6.2
Income tax refund receivable	45.4	9.4
Increase (decrease) in liabilities—
Accounts payable	2.2	(1.4)
Accrued fees and expenses for derivative plaintiffs' attorneys in
UBS Settlement	(26.2)	–
Other liabilities	(18.2)	(8.3)
Government, class action, and related settlements	(8.7)	(7.4)
Net cash used in operating activities of discontinued operations	(7.0)	(6.5)
Total adjustments	170.7	(1.7)
Net cash provided by operating activities	229.2	67.0

(Continued)

HealthSouth Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(As Adjusted)
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(34.8)	(18.3)
Proceeds from disposal of assets	0.8	47.2
Net change in restricted cash	(15.7)	17.0
Net settlements on interest rate swap	(19.1)	(6.6)
Net investment in interest rate swap	(6.4)	–
Other	(1.5)	(0.4)
Net cash (used in) provided by investing activities of
discontinued operations	(1.1)	0.7
Net cash (used in) provided by investing activities	(77.8)	39.6

Cash flows from financing activities:
Checks in excess of bank balance	–	(5.5)
Principal payments on debt, including pre-payments	(60.9)	(92.4)
Borrowings on revolving credit facility	10.0	75.0
Payments on revolving credit facility	(50.0)	(150.0)
Principal payments under capital lease obligations	(6.6)	(6.1)
Issuance of common stock	–	150.2
Dividends paid on convertible perpetual preferred stock	(13.0)	(13.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(15.8)	(16.5)
Other	0.7	–
Net cash provided by (used in) financing activities of discontinued
operations	1.8	(2.1)
Net cash used in financing activities	(133.8)	(60.4)
Effect of exchange rate changes on cash and cash equivalents	–	0.8
Increase in cash and cash equivalents	17.6	47.0
Cash and cash equivalents at beginning of period	32.2	19.8
Cash and cash equivalents of divisions and facilities held for sale
at beginning of period	–	0.4
Less: Cash and cash equivalents of divisions and facilities held for
sale at end of period	–	–
Cash and cash equivalents at end of period	$ 49.8	$ 67.2

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission (the “SEC”) in HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009 (the “2008 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements, as adjusted for our adoption of Financial Accounting Standards Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Subsequent events have been evaluated through August 5, 2009, which represents the issuance date of these unaudited condensed consolidated financial statements.

Reclassifications—

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to rental properties where we terminated the leases associated with certain properties during the first quarter of 2009. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and six months ended June 30, 2008, and our condensed consolidated statement of cash flows for the six months ended June 30, 2008 to include these properties and their results of operations in discontinued operations.

On January 1, 2009, we adopted FASB Statement No. 160. As a result, we have reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

Out-of-Period Adjustments—

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net loss (income) of nonconsolidated affiliates, which resulted in an understatement of both our Income from continuing operations before income tax (benefit) expense and our Net income of approximately $4.9 million and $4.5 million for the three and six months ended June 30, 2009, respectively. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Accrued expenses and other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

this joint venture hospital. We do not believe these adjustments are material to the condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Stock-Based Compensation—

In February 2009, we granted 1.7 million shares of restricted common stock to members of our management team and our board of directors. Approximately 0.5 million shares of the restricted stock granted contain only a service condition, while the remaining 1.2 million shares contain a service and either a performance or market condition. Additionally, we granted 0.3 million stock options to members of our management team. The fair value of these awards and options were determined using the policies described in the 2008 Form 10-K.

Recent Accounting Pronouncements—

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. HealthSouth elected to adopt this FSP in the first quarter of 2009. While its adoption did not have a material impact on our financial position, results of operations, or cash flows, it does require interim disclosures related to our available-for-sale equity securities. See Note 3, Cash and Marketable Securities.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. Our adoption of this Statement resulted only in additional disclosure regarding the date through which subsequent events have been evaluated in each set of interim or annual financial statements and had no impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 168 establishes the FASB Accounting Standards Codification as the single authoritative source for GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. Because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption of this Statement and our use of the Codification beginning in the third quarter of 2009 will not have an impact on our financial position, results of operations, or cash flows.

Since the filing of our 2008 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Liquidity:

We continue to make progress in improving our leverage and liquidity.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2009, we reduced our total debt by approximately $111 million. In February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to the consolidated financial statements accompanying our 2008 Form 10-K) along with available cash to reduce our Term Loan Facility (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K) by $24.5 million and amounts outstanding under our revolving credit facility to zero. In addition, during the first six months of 2009, we used a portion of the net proceeds from our settlement with UBS (see Note 11, Settlements) to redeem $36.4 million of our Floating Rate Senior Notes due 2014 (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K). See also Note 5, Long-term Debt.

As of June 30, 2009, we had $49.8 million in Cash and cash equivalents. This amount excludes $71.7 million in Restricted cash and $21.2 million of Restricted marketable securities. Our restricted assetspertain to various obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company. As of December 31, 2008, our Restricted cash included $97.9 million related to our settlement with UBS (see Note 11, Settlements).

We have scheduled principal payments of $10.8 million and $21.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt). We do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

Our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K) governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of June 30, 2009, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our Credit Agreement.

Our Credit Agreement also contains excess cash flow provisions. To the extent we have available cash at the end of 2009 that has not been used to make qualified capital expenditures or debt reductions, and depending upon our leverage ratio under our Credit Agreement, we may be required to use a portion of our excess cash to reduce amounts outstanding on our Term Loan Facility.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided. We continue to analyze our capital structure, and we will use our available cash in a manner that provides the most beneficial impact to our capital structure, including deleveraging.

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.	Cash and Marketable Securities:

As of June 30, 2009 and December 31, 2008, our investments consist of cash and cash equivalents and marketable securities. Our investments in marketable securities are classified as available-for-sale.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The components of our investments as of June 30, 2009 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 49.8	$ 71.7	$ –	$ –	$ 121.5
Equity securities	–	–	0.3	21.2	21.5
Total	$ 49.8	$ 71.7	$ 0.3	$ 21.2	$ 143.0

The components of our investments as of December 31, 2008 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$ 32.2	$ 154.0	$ –	$ –	$ 186.2
Equity securities	–	–	0.2	20.3	20.5
Total	$ 32.2	$ 154.0	$ 0.2	$ 20.3	$ 206.7

Restricted cash as of December 31, 2008 includes cash associated with the UBS Settlement discussed in Note 11, Settlements. Nonrestricted marketable securities are included in Other current assets in our condensed consolidated balance sheets.

A summary of our restricted marketable securities as of June 30, 2009 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 21.2	$ 1.0	$ (1.0)	$ 21.2

A summary of our restricted marketable securities as of December 31, 2008 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$ 21.9	$ 0.4	$ (2.0)	$ 20.3

Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the three and six months ended June 30, 2009, we recorded $0.1 million and $0.8 million, respectively, of impairments related to our restricted marketable securities. These impairment charges are included in Other income in our condensed consolidated statements of operations for the three and six months ended June 30, 2009. No impairments were recorded during the three or six months ended June 30, 2008.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Investing information related to our marketable securities is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Nonrestricted:
Gross realized gains – nonrestricted	$ –	$ –	$ –	$ 0.6
Restricted:
Proceeds from sales of restricted
available-for-sale securities	$ 1.2	$ 0.8	$ 1.6	$ 1.3
Gross realized gains - restricted	$ 0.2	$ 0.1	$ 0.2	$ 0.1
Gross realized losses - restricted	$ (0.1)	$ (0.1)	$ (0.2)	$ (0.2)

The following table shows the fair value and gross unrealized losses of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008 (in millions):

	As of June 30, 2009	As of December 31, 2008
Less than 12 months:
Fair value	$ 14.3	$ 15.5
Gross unrealized losses	$ (1.0)	$ (1.9)
12 months or greater:
Fair value	$ 0.1	$ 0.1
Gross unrealized losses	$ –	$ (0.1)
Total:
Fair value	$ 14.4	$ 15.6
Gross unrealized losses	$ (1.0)	$ (2.0)

Our portfolio of marketable securities is comprised of numerous individual equity securities and mutual funds across a variety of industries. For our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examined the severity and duration of the impairments in relation to the cost of the individual investments. We also considered the industry in which each investment is held and the near-term prospects for a recovery in each specific industry. In addition, the majority of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired are investments in mutual funds which are more diversified than a security held in one specific company or industry. Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a potential recovery of fair value, we do not believe these investments are other-than-temporarily impaired at June 30, 2009.

4.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of June 30, 2009 represents our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net operating revenues	$ 18.1	$ 19.0	$ 35.5	$ 37.3
Operating expenses	(11.7)	(3.3)	(23.2)	(14.9)
Income from continuing operations	5.3	14.8	10.3	20.5
Net income	5.3	14.8	10.3	20.5

The following summarizes the results of operations of New England Rehabilitation Services of Central Massachusetts, Inc., which qualified during the three months ended June 30, 2009 as a “significant subsidiary” under Regulation S-X promulgated by the SEC and requiring separate disclosure (on a 100% basis, in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net operating revenues	$ 9.4	$ 7.6	$ 17.6	$ 15.3
Operating expenses	(6.3)	(5.7)	(12.7)	(11.6)
Income from continuing operations	1.9	1.2	3.1	2.2
Net income	1.9	1.2	3.1	2.2

See also Note 1, Basis of Presentation, “Out-of-Period Adjustments.”

5.	Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	June 30, 2009	December 31, 2008
Advances under $400 million revolving credit facility	$ –	$ 40.0
Term Loan Facility	755.1	783.6
Bonds Payable—
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	329.6	366.0
10.75% Senior Notes due 2016	494.6	494.3
Other notes payable at interest rates from 8.1% to 12.9%	12.5	12.8
Capital lease obligations	108.3	114.7
	1,701.9	1,813.2
Less: Current portion	(21.8)	(23.6)
Long-term debt, net of current portion	$ 1,680.1	$ 1,789.6

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

During the first and second quarters of 2009, we used a portion of the net proceeds from our settlement with UBS (see Note 11, Settlements) to redeem $15.4 million and $21.0 million, respectively, of our Floating Rate Senior Notes due 2014.

In addition to the pre-payments discussed above, we also used available cash to make quarterly principal payments on the Term Loan Facility and scheduled principal payments on capital leases during the six months ended June 30, 2009.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2009	$ 10.8	$ 10.8
2010	21.9	21.9
2011	21.2	21.2
2012	20.6	20.6
2013	737.5	737.5
2014	336.0	336.0
Thereafter	559.9	553.9
Total	$ 1,707.9	$ 1,701.9

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest expense	$ 29.5	$ 41.7	$ 62.3	$ 87.5
Amortization of debt discounts and fees	1.6	1.7	3.2	3.3
Interest expense and amortization of
debt discounts and fees	$ 31.1	$ 43.4	$ 65.5	$ 90.8

Interest Rate Swaps—

Interest Rate Swaps Not Designated as Hedging Instruments

Based on the requirements under our Credit Agreement, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR. The termination date of this swap is March 10, 2011. The fair market value of this swap as of June 30, 2009 and December 31, 2008 was ($68.1) million and ($78.2) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. See Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information related to this interest rate swap.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $1.1 billion interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements will commence in September 2009 and will be made quarterly thereafter on the same settlement schedule as the $1.1 billion interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was $6.4 million. The fair market value of this swap as of June 30, 2009 was $6.7 million. Of this amount, $4.3 million is included in Other current assets with the remainder included in Other long-term assets in our condensed consolidated balance sheet.

These interest rate swaps are not designated as a hedge under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, changes in the fair value of these interest rate swaps during the three and six months ended June 30, 2009 and 2008 have been included in current-period earnings as Loss (gain) on interest rate swaps.

During the three and six months ended June 30, 2009, we made net cash settlement payments of $10.6 million and $19.1 million, respectively, to our counterparties. During the three and six months ended June 30, 2008, we made net cash settlement payments of $6.4 million and $6.6 million, respectively, to our counterparties. Net settlement payments or receipts on these swaps are included in the line item Loss (gain) on interest rate swaps in our condensed consolidated statements of operations.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. Under this swap agreement, we pay a fixed rate of 2.6% while the counterparty pays a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012. The fair market value of this swap as of June 30, 2009 and December 31, 2008 was $1.3 million and ($0.2) million, respectively, and is included in Other long-term assets and Accrued expenses and other current liabilities, respectively, in our condensed consolidated balance sheets.

In March 2009, we entered into an additional $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. Under this swap agreement, we pay a fixed rate of 2.9% while the counterparty pays a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is September 12, 2012. The fair market value of this swap as of June 30, 2009 was $0.5 million and is included in Other long-term assets in our condensed consolidated balance sheet.

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

Primarily in conjunction with the sale of certain facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, HealthSouth assigned, or remained as a guarantor on, the leases of certain properties and equipment to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. HealthSouth also remained as a guarantor to certain purchase contracts that were assigned to the buyer of our diagnostic division in connection with the sale. Should the purchaser fail to pay the obligations due on these leases or contracts, the lessor or vendor would have contractual recourse against us.

As of June 30, 2009, we were secondarily liable for 90 such guarantees. The remaining terms of these guarantees ranged from one month to 120 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $56.4 million.

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

These guarantees are not secured by any assets under the agreements. As of June 30, 2009, we have been required to perform under one such guarantee. Amounts were paid under this guarantee during 2008 and were not material to our financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7.       Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
June 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Restricted marketable securities	$ 21.2	$ 21.2	$ –	$ –	M
Other current assets:
Marketable securities	0.3	0.3	–	–	M
June 2009 trading swap	4.3	–	4.3	–	I
Other long-term assets:
December 2008 forward-starting swap	1.3	–	1.3	–	I
March 2009 forward-starting swap	0.5	–	0.5	–	I
June 2009 trading swap	2.4	–	2.4	–	I
Accrued expenses and other current
liabilities:
March 2006 trading swap	(68.1)	–	(68.1)	–	I
Government, class action, and related
settlements:
Securities Litigation Settlement
liability—common stock	(72.5)	(72.5)	–	–	M
Securities Litigation Settlement
liability—common stock
warrants	(35.8)	–	(35.8)	–	I

(1)	FASB Statement No. 157, Fair Value Measurements, identifies three valuation techniques: market approach (M), cost approach (C), and income approach (I).

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. Assets measured at fair value on a nonrecurring basis are as follows (in millions):

Fair Value Measurements at Reporting
		Date Using			Total Losses
	Net Carrying Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Other long-term assets:
Assets held for sale	$ 29.1	$ –	$ 29.1	$ –	$ (0.5)	$ (0.5)

The above losses represented our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets. These losses are included in Loss on disposal of assets in our condensed consolidated statements of operations for the three and six months ended June 30, 2009. In addition, during the three and six months ended June 30, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the three and six months ended June 30, 2008, we also recorded $0.6 million of impairment charges as part of our results of discontinued operations. See Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements included in our 2008 Form 10-K.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of June 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$ (68.1)	$ (68.1)	$ (78.2)	$ (78.2)
December 2008 forward-starting swap	1.3	1.3	(0.2)	(0.2)
March 2009 forward-starting swap	0.5	0.5	–	–
June 2009 trading swap	6.7	6.7	–	–
Long-term debt:
Advances under $400 million revolving
credit facility	–	–	40.0	28.4
Term Loan Facility	755.1	703.0	783.6	597.5
8.375% Senior Notes due 2011	0.3	0.3	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5	1.5	1.5
Floating Rate Senior Notes due 2014	329.6	300.8	366.0	292.1
10.75% Senior Notes due 2016	494.6	505.6	494.3	459.0
Notes payable to banks and others	12.5	12.5	12.8	12.8
Financial commitments:
Letters of credit	–	95.9	–	152.7

8.	Assets Held for Sale and Results of Discontinued Operations:

During the first quarter of 2009, we terminated the leases associated with certain rental properties. In accordance with FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and six months ended June 30, 2008, and our condensed consolidated statement of cash flows for the six months ended June 30, 2008 to include these properties and their results of operations in discontinued operations.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net operating revenues	$ 2.5	$ 7.5	$ 5.7	$ 18.3
Costs and expenses	0.9	11.1	6.8	27.1
Impairments	–	0.6	–	0.6
Income (loss) from discontinued
operations	1.6	(4.2)	(1.1)	(9.4)
(Loss) gain on disposal of assets of
discontinued operations	(0.1)	0.1	(0.3)	–
Gain on divestitures of divisions	–	–	–	18.8
Income tax (expense) benefit	(0.1)	–	–	0.7
Income (loss) from discontinued
operations, net of tax	$ 1.4	$ (4.1)	$ (1.4)	$ 10.1

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	June 30,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$ 1.2	$ 1.0
Other current assets	1.0	1.8
Total current assets	2.2	2.8
Property and equipment, net	14.3	10.1
Goodwill	14.1	14.1
Other long-term assets	0.7	0.7
Total long-term assets	29.1	24.9
Total assets	$ 31.3	$ 27.7
Liabilities:
Current portion of long-term debt	$ –	$ 1.5
Accounts payable	0.7	0.8
Accrued expenses and other current liabilities	5.5	8.1
Deferred amounts related to sale of surgery centers division	26.5	26.5
Total current liabilities	32.7	36.9
Long-term debt, net of current portion	3.3	2.0
Other long-term liabilities	3.1	2.7
Total long-term liabilities	6.4	4.7
Total liabilities	$ 39.1	$ 41.6

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

As of June 30, 2009, one facility in Illinois remained pending due to a relocation project that was completed during the second quarter of 2009. We expect to file the application for change in control for this facility during the third quarter of 2009, and we expect to receive approval for such transfer prior to the end of 2009. In the interim, we will maintain our management agreement with ASC with respect to this facility.

The assets and liabilities presented below for the surgery centers division as of June 30, 2009 and December 31, 2008 include the assets and liabilities associated with the facility that had not been transferred as of those dates, as these assets will not be transferred until approval for such transfer is obtained. As of both balance sheet dates, we had deferred $26.5 million of cash proceeds received at closing associated with the facility that was awaiting regulatory approval for the transfer to ASC as of June 30, 2009. We will continue to report the results of operations of this facility in discontinued operations until the transfer of the facility occurs.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The assets and liabilities of the surgery centers division reported as held for sale consist of the following (in millions):

	June 30,	December 31,
	2009	2008
Assets:
Accounts receivable, net	$ 1.0	$ 0.5
Other current assets	0.3	0.5
Total current assets	1.3	1.0
Property and equipment, net	5.2	3.9
Goodwill	14.1	14.1
Other long-term assets	0.4	0.4
Total long-term assets	19.7	18.4
Total assets	$ 21.0	$ 19.4
Liabilities:
Current portion of long-term debt	$ –	$ 0.4
Accounts payable	0.4	0.6
Accrued expenses and other current liabilities	2.3	4.5
Deferred amounts related to sale of surgery centers division	26.5	26.5
Total current liabilities	29.2	32.0
Long-term debt, net of current portion	3.3	2.0
Other long-term liabilities	0.5	0.4
Total long-term liabilities	3.8	2.4
Total liabilities	$ 33.0	$ 34.4

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net operating revenues	$ 2.2	$ 2.4	$ 4.4	$ 6.4
Costs and expenses	0.3	2.1	2.8	9.5
Impairments	–	0.6	–	0.6
Income (loss) from discontinued
operations	1.9	(0.3)	1.6	(3.7)
Gain on disposal of assets of
discontinued operations	–	0.1	–	0.1
Gain on divestiture of division	–	–	–	19.3
Income tax (expense) benefit	(0.1)	–	(0.1)	0.7
Income (loss) from discontinued
operations, net of tax	$ 1.8	$ (0.2)	$ 1.5	$ 16.4

During the first quarter of 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the quarter. We expect to record an additional post-tax gain of approximately $10 million to $16 million for the facility that remains pending in Illinois.

9.	Income Taxes:

Our Provision for income tax benefit of $0.3 million for the three months ended June 30, 2009 includes (1) net current income tax benefit of $0.7 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets. Our Provision for income tax expense of $0.9 million for the six months ended June 30, 2009 includes (1) net current income tax benefit of $1.0 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $1.9 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the Alternative Minimum Tax Refundable Tax Credit.

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

We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2028. Our utilization of such NOLs is subject to the Internal Revenue Code Section 382 (“Section 382”) limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will limit our ability to use any NOLs before they expire. However, no such assurances can be provided.

Our Provision for income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2008, respectively, includes the following: (1) current income tax expense of $18.9 million and $20.5 million, respectively, attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the Internal Revenue Services (the “IRS”) for tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $0.6 million and $1.4 million, respectively, attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of $18.8 million and $21.1 million, respectively, attributable to state income tax refunds.

As of December 31, 2008, total remaining gross unrecognized tax benefits were $61.1 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $2.9 million as of December 31, 2008. The amount of unrecognized benefits changed during the second quarter of 2009 due primarily to the issuance of a Revenue Agent’s Report by the IRS in April 2009 related to the 2004 tax year which reopened statutes of limitation in certain states where amended returns are required to be filed. Total remaining gross unrecognized tax benefits were $61.2 million as of June 30, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of June 30, 2009 was $2.9 million.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

A reconciliation of the change in our unrecognized tax benefits from December 31, 2008 to June 30, 2009 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2008	$ 61.1	$ 2.9
Gross amount of increases in unrecognized tax
benefits related to prior periods	0.1	0.3
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(1.2)	–
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(2.0)	–
Balance at March 31, 2009	$ 58.0	$ 3.2
Gross amount of increases in unrecognized tax
benefits related to prior periods	4.5	0.2
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(0.4)	(0.5)
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(0.9)	–
Balance at June 30, 2009	$ 61.2	$ 2.9

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2009 and 2008, we recorded $1.3 million and $1.4 million, respectively, of net interest income as part of our income tax provision. For the three and six months ended June 30, 2008, we recorded $3.9 million and $2.9 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $1.4 million and $17.5 million as of June 30, 2009 and December 31, 2008, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2004. In April 2009, the IRS initiated an audit of the 2005 to 2007 tax years.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

10.	(Loss) Earnings per Common Share:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$ 2.2	$ 56.5	$ 58.5	$ 68.7
Less: Net income attributable to noncontrolling
interests included in continuing operations	(8.9)	(8.2)	(17.2)	(15.8)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(13.0)	(13.0)
(Loss) income from continuing operations
attributable to HealthSouth common
shareholders	(13.2)	41.8	28.3	39.9
Income (loss) from discontinued operations, net
of tax, attributable to HealthSouth common
shareholders	1.2	(4.2)	(1.9)	11.0
Net (loss) income attributable to HealthSouth
common shareholders	$ (12.0)	$ 37.6	$ 26.4	$ 50.9

Denominator:
Basic weighted average common shares outstanding	87.6	79.5	87.5	79.2
Diluted weighted average common shares outstanding	101.5	93.0	101.2	92.6

Basic and diluted earnings per common share:
(Loss) income from continuing operations
attributable to HealthSouth common shareholders	$ (0.15)	$ 0.52	$ 0.32	$ 0.50
Income (loss) from discontinued operations, net
of tax, attributable to HealthSouth common
shareholders	0.01	(0.05)	(0.02)	0.14
Net (loss) income attributable to HealthSouth
common shareholders	$ (0.14)	$ 0.47	$ 0.30	$ 0.64

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended June 30, 2009 and 2008, the number of potential shares approximated 13.9 million and 13.5 million, respectively. For the six months ended June 30, 2009 and 2008, the number of potential shares approximated 13.7 million and 13.4 million, respectively. For the three and six months ended June 30, 2009 and 2008, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three months ended June 30, 2009, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations attributable to HealthSouth common shareholders. For the six months ended June 30, 2009 and the three and six months ended June 30, 2008, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for all periods presented.

Options to purchase 2.6 million shares of common stock were outstanding during the three and six months ended June 30, 2009, and options to purchase 2.5 million shares of common stock were outstanding during the three and six months ended June 30, 2008, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

See Note 18, Earnings (Loss) per Common Share, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock. As of June 30, 2009, the shares of common stock and common stock warrants associated

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

with our class action securities litigation have not been issued and are not included in our basic or diluted common shares outstanding. For additional information, see Note 11, Settlements.

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

Despite approval of the Consolidated Securities Action settlement, there are class members who have elected to opt out of the settlement and pursue claims individually. In addition, AIG Global Investment Corporation (“AIG”), which failed to opt out of the class settlement on a timely basis, has requested that the court allow it to opt out despite missing the district court’s deadline. In an order dated January 11, 2007, the court denied AIG’s request for an expansion of time to opt out. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal was consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the Consolidated Securities Action settlement. On June 17, 2009, the Eleventh Circuit Court of Appeals rejected the two appeals and affirmed the district court’s approval of the settlement.

In connection with the Consolidated Securities Action settlement, we recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During the three and six months ended June 30, 2009, we increased our liability for this settlement by $48.6 million and $33.7 million, respectively, based on the value of our common stock and the associated common stock warrants at each period end. During the three and six months ended June 30, 2008, we reduced our liability for this settlement by $10.7 million and $43.3 million, respectively, based on the value of our common stock and the associated common stock warrants at each period end. The corresponding liability of $108.3 million and $74.6 million as of June 30, 2009 and December 31, 2008, respectively, is included in Government, class action, and related settlements in our condensed consolidated balance sheets. The charge for this settlement will be revised in future periods to reflect additional changes in the fair value of the common stock and warrants until they are issued. Since the settlement order has been affirmed by the Eleventh Circuit Court of Appeals, we expect to issue the underlying common stock and warrants to purchase shares of common stock in 2009 when the claims administrator begins the distribution of those securities.

In addition, in order to state the total liability related to the Consolidated Securities Action settlement at the aggregate value of the consideration to be exchanged for the securities to be issued by us and the cash to be paid by the insurers, we recorded a $230.0 million liability in Government, class action, and related settlements. We also recorded a related receivable from our insurers in the amount of $230.0 million as Insurance recoveries receivable. During 2008, the United States District Court for the Northern District of Alabama issued three court orders awarding attorneys’ fees and expenses to the stockholder plaintiffs’ lead counsel, bondholder plaintiffs’ counsel, and

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

merger subclass counsel. A portion of the fees and expenses awarded under these court orders was disbursed from the cash portion of the settlement, which has been funded by the insurance carriers and is being held in escrow by the lead attorneys for the federal plaintiffs. We have reduced our liability and corresponding receivable by $48.2 million, including $1.0 million in the first quarter of 2009, for disbursements made per these court orders. We will continue to reduce this liability and receivable in subsequent periods by the amount of any additional funds that are disbursed. Since the settlement order has been affirmed by the Eleventh Circuit Court of Appeals, we expect to remove this liability and corresponding receivable from our condensed consolidated balance sheet during 2009.

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

On January 13, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving the UBS Settlement under which we received $100.0 million in cash and a release of all claims by the UBS entities. That order also awarded to the derivative plaintiffs’ attorneys fees and expenses of $26.2 million to be paid from the $100.0 million in cash we received. Pursuant to the Consolidated Securities Action settlement, we are obligated to pay 25% of the net settlement proceeds, after deducting all of our costs and expenses in connection with the Tucker derivative litigation including fees and expenses of the derivative counsel and our counsel, to the plaintiffs in the Consolidated Securities Action. The UBS Settlement does not release our claims against any other defendants in the Tucker derivative litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration.

Capstone Litigation Settlement—

In August 2002, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 12, Contingencies, “Derivative Litigation,”) against Capstone Capital Corporation, now known as HR Acquisition I Corp. (“Capstone”), alleging misrepresentations, conspiracy, and aiding and abetting the breach of fiduciary duties by certain of our former executives. In particular, the claims pursued against Capstone relate to the sale and leaseback of 14 properties that we initially owned. On May 8, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving a settlement agreement among us, the derivative plaintiffs and Capstone (the “Capstone Settlement”). The settlement is now final as the deadline for an appeal has passed.

Under the settlement, all claims against Capstone in the Tucker litigation were released, and Capstone agreed to the following:

•	our existing leases on four properties have been restructured on terms more favorable and beneficial to us;
•

our financial obligations on certain other properties have been terminated and liquidated at an amount equal to 70% of the net present value of the future outstanding lease payment, with credit given toward that obligation for existing subtenant rental income assigned to a Capstone affiliate;

•

our obligation on the building lease for another property, and all obligations on an associated ground lease, terminated in June 2009 upon payment by us of $0.5 million and the transfer of unimproved land, valued at $1.5 million, near that property to a Capstone affiliate; and

•	we have been released as guarantor or primary obligor on leases for three other properties previously assigned to third-party purchasers.

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Under the settlement, we also paid $1.2 million in fees and expenses to the derivative plaintiffs’ attorneys, and Capstone reimbursed us for half of those fees and expenses.

Amounts recorded during the six months ended June 30, 2009 and related to the Capstone Settlement did not have a material effect on our financial position, results of operations, or cash flows. The Capstone Settlement does not release our claims against any other defendants in the Tucker derivative litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration.

Lloyd Noland Foundation Litigation Settlement—

We were named as a defendant in two related lawsuits arising from our operation of the former Lloyd Noland Hospital, later renamed HealthSouth Metro West Hospital, styled The Lloyd Noland Foundation, Inc. v. Tenet Healthcare Corp. v. HealthSouth Corporation, Case No. 2:01-cv-0437-KOB in the United States District for the Northern District of Alabama (the “Federal Case”), filed February 16, 2001, and The Lloyd Noland Foundation v. HealthSouth Corporation, Case No. CV-2004-1638 in the Circuit Court for Jefferson County, Alabama, Bessemer Division (the “Bessemer Case”), filed in Jefferson County on August 27, 2004, and transferred to the Jefferson County, Bessemer Division on December 1, 2004. Tenet Healthcare Corporation (“Tenet”) asserted third-party indemnity claims against us in the Federal Case on July 3, 2001. The Federal Case and the Bessemer Case are more fully described in Note 21, Contingencies and Other Commitments, “Other Litigation,”to the consolidated financial statements accompanying our 2008 Form 10-K.

On December 19, 2008, following a jury trial in the Federal Case, the court entered a judgment against Tenet in favor of the Lloyd Noland Foundation (the “Foundation”) for $7.7 million in damages. Pursuant to the federal trial court’s prior ruling, we would be obligated to indemnify Tenet for $5.1 million of those damages, plus Tenet’s and certain of the Foundation’s reasonable attorneys’ fees and expenses to be determined by the court. An estimate of this total obligation was included in Government, class action, and related settlements in our condensed consolidated balance sheet as of December 31, 2008.

On May 15, 2009, we entered into an agreement with Tenet and the Foundation to settle both the Federal Case and the Bessemer Case. Under the terms of the confidential settlement agreement, those cases were jointly dismissed with prejudice. This settlement did not have a material impact on our financial position, results of operations, or cash flows.

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

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint named as defendants a number of our former officers and directors. Tucker also asserted claims on our behalf against Ernst & Young and UBS entities, as well as against MedCenterDirect.com, Capstone Capital Corporation, and G.G. Enterprises. When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. On June 18, 2009, the court found Mr. Scrushy liable for, and awarded us, $2.9 billion in damages as a result of breaches of fiduciary duty and fraud he perpetrated from 1996 to 2003. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision. No assurances can be given as to whether or when any amounts will be received from Mr. Scrushy, nor can we provide any assurances as to the collectibility of any amounts owed from Mr. Scrushy. Therefore, no amounts related to this award are included in our condensed consolidated financial statements. The Tucker derivative litigation and the

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

related settlements to date are more fully described in Note 11, Settlements, to these condensed consolidated financial statements and Note 20, Settlements, and Note 21, Contingencies and Other Commitments,to the consolidated financial statements accompanying our 2008 Form 10-K.

On January 13, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. See Note 11, Settlements, “UBS Litigation Settlement” to these condensed consolidated financial statements and Note 20, Settlements, “UBS Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Derivative Litigation,” to the consolidated financial statements accompanying our 2008 Form 10-K for further discussion of the UBS Settlement. On May 8, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and Capstone to settle the claims against Capstone in the Tucker litigation. See Note 11, Settlements, “Capstone Litigation Settlement,” for further discussion.

The settlements with UBS Securities and Capstone do not release our claims against any other defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action (described in Note 11, Settlements, “Securities Litigation Settlement”) by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

Litigation By and Against Richard M. Scrushy—

On December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleged that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owed him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, we counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure with us, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. We also asserted that any employment agreements with Mr. Scrushy should be void and unenforceable. On July 7, 2009, we filed a motion for summary judgment on all claims by Mr. Scrushy based upon the Tucker court’s June 18, 2009 ruling that Mr. Scrushy’s employment agreements are void and rescinded.

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable fees to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 50% of any amounts collected.

In March 2009, Mr. Scrushy filed an arbitration demand claiming that we are obligated under a separate indemnification agreement to indemnify him for certain costs associated with litigation and to advance to him his attorneys’ fees and costs. On May 14, 2009, the arbitrator ruled that we should deposit certain funds for attorneys’ fees in escrow until after a ruling in the Tucker litigation. As a result of the Tucker court’s June 18, 2009 ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, the arbitrator allowed us to withdraw all funds from the escrow. Any future obligation to pay such fees would be tied to the success of his appeal of the June 18, 2009 ruling. As of December 31, 2008, we included an estimate of those legal fees in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. As result of the court ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, we have no obligation to indemnify him for any litigation costs. Therefore, we removed this accrual from our balance sheet and recorded an approximate $6.5 million gain in Professional fees – accounting, tax, and legal during the three and six months ended June 30, 2009.

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

Certain Regulatory Actions—

The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are generally sealed by the court at the time of filing. The only parties privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits have been filed against us and that we are unaware of such filings or have been ordered by the presiding court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

On May 21, 2009, the court in the Michigan Action granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. In its order setting aside the Consent Judgment, the court directed General Medicine and Horizon/CMS to confer with each other and the court’s case manager to determine what further proceedings are appropriate in the Michigan Action. On June 16, 2009, Horizon/CMS filed a motion for clarification requesting the court rule that Horizon/CMS has fully complied with its obligations under the settlement agreement and is therefore not required to participate in any further proceedings. On June 17, 2009, we filed a motion to intervene in the Michigan Action for the limited purpose of protecting our interests and a motion to dismiss the Michigan Action as settled and as a sanction for General Medicine’s fraud on the court. The court has not yet ruled on the pending motions.

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

On April 14, 2009, we filed an action in Circuit Court in Jefferson County, Alabama, captioned HealthSouth Corp. v. United Healthcare Services, Inc., CV-2009-901288, seeking a declaratory judgment that we are not required to arbitrate the claims alleged in United’s arbitration demand, seeking an order enjoining the AAA arbitration, and reserving our claims against United for underpayment and breach of contract. We assert that the AAA lacks jurisdiction to arbitrate these claims because we did not agree to arbitration and because, among other reasons, United’s arbitration demand disregards the conditions precedent to arbitration and other terms contained in the provider agreements upon which United relies, seeks damages expressly excluded from arbitration, and violates state insurance laws which prohibit United from seeking to recoup claims many years after they were submitted and paid. United has not yet answered our complaint, but on May 18, 2009, United filed a motion with the court to compel arbitration of the claims presented in their AAA arbitration demand. On July 9, 2009, the court heard oral argument on United’s motion to compel arbitration. We have requested that the court temporarily enjoin any further AAA proceedings while it considers the parties’ pending motions. At this time, we do not know when the court will rule on the motions pending before it.

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

On May 16, 2009, United filed with AAA an amended arbitration demand adding certain Select Medical Corporation (“Select”) subsidiaries as named respondents, which, with one exception, are successors to

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

HealthSouth entities that signed one or more of the provider agreements at issue in United’s demand. Pursuant to the Stock Purchase Agreement between us and Select, we are obligated to defend and indemnify Select and its affiliates named in United’s amended arbitration demand. See Note 16, Assets Held for Sale and Results of Discontinued Operations, and Note 21, Contingencies and Other Commitments, “Other Matters,”to the consolidated financial statements accompanying our 2008 Form 10-K and Note 8, Assets Held for Sale and Results of Discontinued Operations, to these condensed consolidated financial statements. On June 11, 2009, answers were filed with AAA on behalf of all HealthSouth and Select respondents. These answers reiterated the denials, defenses, jurisdictional objections and challenges, and counterclaims previously asserted in our initial answer. The Select entities did not assert any counterclaims. AAA has indicated it will request that the parties file contentions regarding the specific locales the parties believe would be appropriate to hear any arbitrations and from where any potential arbitration panels may be selected. Should the arbitration proceed, we intend to vigorously defend ourselves.

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

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 8, Assets Held for Sale and Results of Discontinued Operations, to these condensed consolidated financial statements) following their closing. These include indemnification obligations, disputes with former partners (as discussed above), and certain contract termination or repurchase rights that may have been triggered by the divestitures, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows. In addition, we continue to seek regulatory approval for the transfer of one surgery center included in the divestiture transactions from the applicable agency.

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

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 46.1	$ 0.9	$ 2.8	$ –	$ 49.8
Restricted cash	2.8	–	68.9	–	71.7
Restricted marketable securities	–	–	21.2	–	21.2
Accounts receivable, net	12.2	161.0	71.2	–	244.4
Insurance recoveries receivable	181.8	–	–	–	181.8
Other current assets	51.8	62.3	59.7	(114.5)	59.3
Total current assets	294.7	224.2	223.8	(114.5)	628.2
Property and equipment, net	42.5	470.5	158.4	–	671.4
Goodwill	–	264.1	150.6	–	414.7
Intangible assets, net	–	32.2	7.0	–	39.2
Investments in and advances to
nonconsolidated affiliates	3.1	20.7	4.0	–	27.8
Income tax refund receivable	10.5	–	–	–	10.5
Other long-term assets	56.4	213.6	76.8	(250.2)	96.6
Intercompany receivable	1,103.5	–	–	(1,103.5)	–
Total assets	$ 1,510.7	$ 1,225.3	$ 620.6	$ (1,468.2)	$ 1,888.4
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 8.2	$ 10.0	$ 3.6	$ –	$ 21.8
Accounts payable	11.4	26.4	10.0	–	47.8
Accrued expenses and other current
liabilities	248.9	57.9	57.8	(22.5)	342.1
Government, class action, and
related settlements	294.4	–	–	–	294.4
Total current liabilities	562.9	94.3	71.4	(22.5)	706.1
Long-term debt, net of current portion	1,602.0	75.5	29.6	(27.0)	1,680.1
Other long-term liabilities	91.6	11.1	80.9	(18.5)	165.1
Intercompany payable	–	903.3	1,208.4	(2,111.7)	–
	2,256.5	1,084.2	1,390.3	(2,179.7)	2,551.3
Commitments and contingencies
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders’ (deficit) equity
HealthSouth shareholders' (deficit)
equity	(1,133.2)	141.1	(852.6)	711.5	(1,133.2)
Noncontrolling interests	–	–	82.9	–	82.9
Total shareholders' (deficit) equity	(1,133.2)	141.1	(769.7)	711.5	(1,050.3)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,510.7	$ 1,225.3	$ 620.6	$ (1,468.2)	$ 1,888.4

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$ 23.1	$ 0.9	$ 8.2	$ –	$ 32.2
Restricted cash	100.2	–	53.8	–	154.0
Restricted marketable securities	–	–	20.3	–	20.3
Accounts receivable, net	12.6	156.6	66.6	–	235.8
Insurance recoveries receivable	182.8	–	–	–	182.8
Other current assets	37.3	62.9	45.9	(88.5)	57.6
Total current assets	356.0	220.4	194.8	(88.5)	682.7
Property and equipment, net	45.9	467.5	160.5	–	673.9
Goodwill	–	264.1	150.6	–	414.7
Intangible assets, net	–	34.7	8.1	–	42.8
Investments in and advances to
nonconsolidated affiliates	2.8	29.6	4.3	–	36.7
Income tax refund receivable	55.9	–	–	–	55.9
Other long-term assets	57.0	209.3	77.2	(252.0)	91.5
Intercompany receivable	1,091.2	–	–	(1,091.2)	–
Total assets	$ 1,608.8	$ 1,225.6	$ 595.5	$ (1,431.7)	$ 1,998.2
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$ 10.2	$ 10.0	$ 3.4	$ –	$ 23.6
Accounts payable	11.8	23.8	10.0	–	45.6
Accrued expenses and other current
liabilities	300.7	60.0	57.8	(10.0)	408.5
Government, class action, and
related settlements	268.5	–	–	–	268.5
Total current liabilities	591.2	93.8	71.2	(10.0)	746.2
Long-term debt, net of current portion	1,706.5	80.6	31.5	(29.0)	1,789.6
Other long-term liabilities	93.1	12.2	62.8	(5.9)	162.2
Intercompany payable	–	956.6	1,207.6	(2,164.2)	–
	2,390.8	1,143.2	1,373.1	(2,209.1)	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock	387.4	–	–	–	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit)
equity	(1,169.4)	82.4	(859.8)	777.4	(1,169.4)
Noncontrolling interests	–	–	82.2	–	82.2
Total shareholders' (deficit) equity	(1,169.4)	82.4	(777.6)	777.4	(1,087.2)
Total liabilities and
shareholders’ (deficit)
equity	$ 1,608.8	$ 1,225.6	$ 595.5	$ (1,431.7)	$ 1,998.2

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 23.5	$ 324.1	$ 145.3	$ (9.2)	$ 483.7
Operating expenses:
Salaries and benefits	13.1	158.6	70.5	(3.1)	239.1
Other operating expenses	5.1	43.9	22.4	(3.8)	67.6
General and administrative
expenses	24.9	–	–	–	24.9
Supplies	1.9	18.9	7.9	–	28.7
Depreciation and amortization	2.2	11.4	4.1	–	17.7
Occupancy costs	1.1	8.6	4.7	(2.3)	12.1
Provision for doubtful accounts	0.8	6.6	2.3	–	9.7
Loss on disposal of assets	–	1.3	–	–	1.3
Government, class action, and
related settlements expense	48.7	–	–	–	48.7
Professional fees—accounting,
tax, and legal	(3.3)	–	–	–	(3.3)
Total operating expenses	94.5	249.3	111.9	(9.2)	446.5
Gain on early extinguishment of debt	(1.3)	–	–	–	(1.3)
Interest expense and amortization of
debt discounts and fees	28.2	2.0	0.9	–	31.1
Other expense (income)	0.3	(0.1)	(1.2)	–	(1.0)
Loss on interest rate swaps	3.8	–	–	–	3.8
Equity in net (income) loss of nonconsolidated
affiliates	(0.3)	3.1	(0.1)	–	2.7
Equity in net income of consolidated
affiliates	(36.3)	(4.2)	(1.0)	41.5	–
Management fees	(21.2)	15.9	5.3	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(44.2)	58.1	29.5	(41.5)	1.9
Provision for income tax (benefit)
expense	(38.4)	29.9	8.2	–	(0.3)
(Loss) income from continuing
operations	(5.8)	28.2	21.3	(41.5)	2.2
Income (loss) from discontinued
operations, net of tax	0.3	(0.5)	1.6	–	1.4
Net (loss) income	(5.5)	27.7	22.9	(41.5)	3.6
Less: Net income attributable to
noncontrolling interests	–	–	(9.1)	–	(9.1)
Net (loss) income attributable
to HealthSouth	$ (5.5)	$ 27.7	$ 13.8	$ (41.5)	$ (5.5)

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Net operating revenues	$ 23.6	$ 307.0	$ 128.4	$ (2.4)	$ 456.6
Operating expenses:
Salaries and benefits	13.9	154.6	66.7	(1.1)	234.1
Other operating expenses	6.5	41.2	15.0	0.9	63.6
General and administrative
expenses	25.2	–	–	–	25.2
Supplies	1.9	18.3	7.5	–	27.7
Depreciation and amortization	2.8	10.6	4.4	–	17.8
Impairment of long-lived assets	–	0.6	–	–	0.6
Occupancy costs	1.1	8.7	4.6	(2.2)	12.2
Provision for doubtful accounts	0.5	4.5	1.1	–	6.1
Loss (gain) on disposal of assets	–	1.1	(0.3)	–	0.8
Government, class action, and
related settlements expense	(8.6)	–	–	–	(8.6)
Professional fees—accounting,
tax, and legal	5.3	–	–	–	5.3
Total operating expenses	48.6	239.6	99.0	(2.4)	384.8
Loss on early extinguishment of debt	3.4	–	–	–	3.4
Interest expense and amortization of
debt discounts and fees	40.5	2.1	1.3	(0.5)	43.4
Other income	(0.1)	(0.1)	(1.3)	0.5	(1.0)
Gain on interest rate swap	(28.5)	–	–	–	(28.5)
Equity in net income of nonconsolidated
affiliates	(0.7)	(1.9)	(0.1)	–	(2.7)
Equity in net income of consolidated
affiliates	(33.4)	(2.5)	(0.2)	36.1	–
Management fees	(20.7)	15.5	5.2	–	–
Income from continuing
operations before income tax
(benefit) expense	14.5	54.3	24.5	(36.1)	57.2
Provision for income tax (benefit)
expense	(31.8)	25.7	6.8	–	0.7
Income from continuing
operations	46.3	28.6	17.7	(36.1)	56.5
Loss from discontinued
operations, net of tax	(2.2)	(0.7)	(1.2)	–	(4.1)
Net income	44.1	27.9	16.5	(36.1)	52.4
Less: Net income attributable to
noncontrolling interests	–	–	(8.3)	–	(8.3)
Net income attributable
to HealthSouth	$ 44.1	$ 27.9	$ 8.2	$ (36.1)	$ 44.1

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$ 46.5	$ 647.6	$ 283.0	$ (18.3)	$ 958.8
Operating expenses:
Salaries and benefits	28.5	313.0	138.5	(6.2)	473.8
Other operating expenses	9.8	88.4	44.1	(7.5)	134.8
General and administrative
expenses	50.4	–	–	–	50.4
Supplies	3.6	37.2	15.4	–	56.2
Depreciation and amortization	4.5	22.7	8.1	–	35.3
Occupancy costs	2.1	17.4	9.2	(4.6)	24.1
Provision for doubtful accounts	1.5	11.3	4.8	–	17.6
Loss on disposal of assets	–	2.3	–	–	2.3
Government, class action, and
related settlements expense	32.8	–	–	–	32.8
Professional fees—accounting,
tax, and legal	1.5	–	–	–	1.5
Total operating expenses	134.7	492.3	220.1	(18.3)	828.8
Gain on early extinguishment of debt	(3.1)	–	–	–	(3.1)
Interest expense and amortization of
debt discounts and fees	59.9	4.1	1.5	–	65.5
Other expense (income)	0.8	(0.1)	(1.5)	–	(0.8)
Loss on interest rate swaps	8.8	–	–	–	8.8
Equity in net (income) loss of nonconsolidated
affiliates	(0.9)	1.2	(0.1)	–	0.2
Equity in net income of consolidated
affiliates	(76.2)	(4.8)	(1.8)	82.8	–
Management fees	(41.9)	31.6	10.3	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(35.6)	123.3	54.5	(82.8)	59.4
Provision for income tax (benefit)
expense	(77.6)	63.0	15.5	–	0.9
Income from continuing
operations	42.0	60.3	39.0	(82.8)	58.5
(Loss) income from discontinued
operations, net of tax	(2.6)	(0.3)	1.5	–	(1.4)
Net income	39.4	60.0	40.5	(82.8)	57.1
Less: Net income attributable to
noncontrolling interests	–	–	(17.7)	–	(17.7)
Net income attributable
to HealthSouth	$ 39.4	$ 60.0	$ 22.8	$ (82.8)	$ 39.4

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Net operating revenues	$ 48.1	$ 621.2	$ 262.6	$ (11.1)	$ 920.8
Operating expenses:
Salaries and benefits	27.9	307.1	133.5	(4.0)	464.5
Other operating expenses	10.9	87.7	36.5	(2.7)	132.4
General and administrative
expenses	53.3	–	–	–	53.3
Supplies	4.0	35.9	15.0	–	54.9
Depreciation and amortization	17.6	21.2	8.6	–	47.4
Impairment of long-lived assets	–	0.6	–	–	0.6
Occupancy costs	2.0	17.5	9.1	(4.4)	24.2
Provision for doubtful accounts	1.2	10.2	2.5	–	13.9
(Gain) loss on disposal of assets	(0.4)	1.1	(0.3)	–	0.4
Government, class action, and
related settlements expense	(44.8)	(0.2)	–	–	(45.0)
Professional fees—accounting,
tax, and legal	8.9	–	–	–	8.9
Total operating expenses	80.6	481.1	204.9	(11.1)	755.5
Loss on early extinguishment of debt	3.7	–	–	–	3.7
Interest expense and amortization of
debt discounts and fees	85.1	4.0	2.5	(0.8)	90.8
Other expense (income)	0.3	(0.1)	(2.7)	0.8	(1.7)
Loss on interest rate swap	8.1	–	–	–	8.1
Equity in net income of nonconsolidated
affiliates	(1.3)	(3.7)	(0.1)	–	(5.1)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	–	–	18.8	–
Income from operations of
consolidated affiliates	(51.7)	(4.5)	(0.4)	56.6	–
Management fees	(41.8)	31.2	10.6	–	–
(Loss) income from continuing
operations before income tax
(benefit) expense	(16.1)	113.2	47.8	(75.4)	69.5
Provision for income tax (benefit)
expense	(65.8)	53.3	13.3	–	0.8
Income from continuing
operations	49.7	59.9	34.5	(75.4)	68.7
Income (loss) from discontinued
operations, net of tax	14.2	(1.5)	(2.6)	–	10.1
Net income	63.9	58.4	31.9	(75.4)	78.8
Less: Net income attributable to
noncontrolling interests	–	–	(14.9)	–	(14.9)
Net income attributable
to HealthSouth	$ 63.9	$ 58.4	$ 17.0	$ (75.4)	$ 63.9

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$ 177.3	$ 87.3	$ 48.5	$ (83.9)	$ 229.2
Cash flows from investing activities:
Capital expenditures	(4.6)	(25.1)	(5.1)	–	(34.8)
Proceeds from disposal of assets	–	0.8	–	–	0.8
Net change in restricted cash	(0.6)	–	(15.1)	–	(15.7)
Net settlements on interest rate swap	(19.1)	–	–	–	(19.1)
Net investment in interest rate swap	(6.4)	–	–	–	(6.4)
Other	–	–	(1.5)	–	(1.5)
Net cash provided by (used) in investing
activities of discontinued operations	–	0.3	(1.4)	–	(1.1)
Net cash used in investing
activities	(30.7)	(24.0)	(23.1)	–	(77.8)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(62.7)	(0.2)	–	2.0	(60.9)
Borrowings on revolving credit facility	10.0	–	–	–	10.0
Payments on revolving credit facility	(50.0)	–	–	–	(50.0)
Principal payments under capital lease
obligations	(0.1)	(4.8)	(1.7)	–	(6.6)
Dividends paid on convertible perpetual
preferred stock	(13.0)	–	–	–	(13.0)
Distributions paid to noncontrolling interests
of consolidated affiliates	–	–	(15.8)	–	(15.8)
Other	(0.1)	–	0.8	–	0.7
Change in intercompany advances	(7.2)	(58.4)	(16.3)	81.9	–
Net cash (used in) provided by financing
activities of discontinued operations	(0.5)	0.1	2.2	–	1.8
Net cash used in financing
activities	(123.6)	(63.3)	(30.8)	83.9	(133.8)
Increase (decrease) in cash and cash
equivalents	23.0	–	(5.4)	–	17.6
Cash and cash equivalents at
beginning of period	23.1	0.9	8.2	–	32.2
Cash and cash equivalents at end of
period	$ 46.1	$ 0.9	$ 2.8	$ –	$ 49.8

HealthSouth Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(As Adjusted)
	(In Millions)
Net cash provided by operating
activities	$ 6.2	$ 72.5	$ 65.1	$ (76.8)	$ 67.0
Cash flows from investing activities:
Capital expenditures	(4.8)	(10.8)	(2.7)	–	(18.3)
Proceeds from disposal of assets	43.9	3.3	–	–	47.2
Net change in restricted cash	–	–	17.0	–	17.0
Net settlements on interest rate swap	(6.6)	–	–	–	(6.6)
Other	–	–	(0.4)	–	(0.4)
Net cash used in investing activities
of discontinued operations	0.1	(0.4)	1.0	–	0.7
Net cash provided by (used in)
investing activities	32.6	(7.9)	14.9	–	39.6
Cash flows from financing activities:
Check in excess of bank balance	(10.8)	–	–	5.3	(5.5)
Principal payments on debt, including
pre-payments	(97.6)	(3.9)	–	9.1	(92.4)
Borrowings on revolving credit facility	75.0	–	–	–	75.0
Payments on revolving credit facility	(150.0)	–	–	–	(150.0)
Principal payments under capital lease
obligations	(0.1)	(4.5)	(1.5)	–	(6.1)
Issuance of common stock	150.2	–	–	–	150.2
Dividends paid on convertible perpetual
preferred stock	(13.0)	–	–	–	(13.0)
Distributions paid to noncontrolling interests
of consolidated affiliates	–	–	(16.5)	–	(16.5)
Change in intercompany advances	46.0	(52.6)	(61.1)	67.7	–
Net cash used in financing activities
of discontinued operations	(1.4)	–	(0.7)	–	(2.1)
Net cash used in financing
activities	(1.7)	(61.0)	(79.8)	82.1	(60.4)
Effect of exchange rate changes on
cash and cash equivalents	–	–	0.8	–	0.8
Increase in cash and cash
equivalents	37.1	3.6	1.0	5.3	47.0
Cash and cash equivalents at
beginning of period	2.0	14.0	9.1	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of period	–	–	0.4	–	0.4
Less: Cash and cash equivalents of
divisions and facilities held for sale
at end of period	–	–	–	–	–
Cash and cash equivalents at end of
period	$ 39.1	$ 17.6	$ 10.5	$ –	$ 67.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of June 30, 2009, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 44 outpatient rehabilitation satellites (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage six inpatient rehabilitation units and one outpatient satellite through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have two hospitals in Puerto Rico.

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

Period-over-period comparisons for the six months ended June 30, 2009 are not on an equal basis to the prior year due to a Medicare pricing roll-back that occurred in the second quarter of 2008. The first quarter of 2008 contained a Medicare market basket update that went into effect October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008. The roll-back will remain in effect through September 30, 2009. For additional information on the Medicare pricing roll-back, see Item 1, Business, “Sources of Revenues – Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to our 2008 Form 10-K.

Net patient revenue from our hospitals was 7.0% and 5.1% higher for the three and six months ended June 30, 2009, respectively, than the same periods of 2008. Inpatient discharges increased 5.6% in both periods of 2009 compared to the same periods of 2008. On a same store basis, this growth was 4.7% and 4.8% during the three and six months ended June 30, 2009 verses the same periods a year ago. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2008 Form 10-K, as adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51) for the three and six months ended June 30, 2009 were $25.4 million and $112.1 million, respectively, compared to $66.2 million and $155.5 million for the same periods of 2008, respectively. Operating earnings for the three and six months ended June 30, 2009 included charges of $48.7 million and $32.8 million, respectively, associated with Government, class action, and related settlements expense, as discussed in the “Results of Operations” section of this Item. Operating earnings for the three and six months ended June 30, 2008 included gains of $8.6 million and $45.0 million, respectively, associated with Government, class action, and related settlements expense. Net cash provided by operating activities was $229.2 million and $67.0 million for the six months ended June 30, 2009 and 2008, respectively. Cash flows during 2009 included $73.8 million related to the net cash proceeds from the UBS Settlement and the receipt of an approximate $42 million additional federal income tax refund for tax years 1995 through 1999. See Note 9, Income Taxes, and Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

As discussed in the “Business Outlook” section below and throughout this report, our primary emphasis, especially during this period of global economic uncertainty, remains on debt reduction and further deleveraging. During the six months ended June 30, 2009, we reduced our total debt outstanding by approximately $111 million (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

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

Key Challenges

While we met our operational goals in 2008 and are meeting our goals in 2009, the following are some of the challenges we are addressing:

•

Leverage and Liquidity. Our primary sources of liquidity are cash on hand, cash flows from operations (which were $229.2 million during the six months ended June 30, 2009), and borrowings under our $400 million revolving credit facility. As of June 30, 2009, we had $49.8 million in Cash and cash equivalents. This amount excluded $71.7 million in Restricted cash and $21.2 million of Restricted marketable securities. As of June 30, 2009, no amounts were drawn on our revolving credit facility. In addition, and while no assurances can be provided, we anticipate cash flows from certain non-operating sources.

Reducing debt is a primary strategic focus, and our leverage and liquidity are improving. During the six months ended June 30, 2009, we reduced our total debt outstanding by approximately $111 million. Our debt reduction and higher Adjusted Consolidated EBITDA have improved our leverage ratio from 5.3x at December 31, 2008 to 4.7x at June 30, 2009. However, our leverage remains higher than we would like and, consequently, we will continue to emphasize debt reduction.

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

•

Highly Regulated Industry. Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitative providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, and as reported previously, while The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 signed on December 29, 2007 may have stabilized much of the volatility in patient volumes created by the 75% Rule, it also included a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). See Item 1, Business, “Sources of Revenue – Medicare Reimbursement,” of our 2008 Form 10-K for additional information. During the period of the Medicare price roll-back, we have incurred increased costs, including costs associated with providing annual merit increases and benefits to our employees.

On July 31, 2009, the Centers for Medicare and Medicaid Services (“CMS”) released the fiscal year 2010 notice of final rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This rule contains Medicare pricing changes as well as new coverage requirements. The pricing changes will be effective for Medicare discharges between October 1, 2009 and September 30, 2010 and include a 2.5% increase to our reimbursement from Medicare (i.e., a “market basket update”), which would be the first market basket update we have received in 18 months. However, as discussed below, the various healthcare bills being discussed in Congress include reductions to market basket updates for providers as a means of helping to pay for healthcare reform. Accordingly, it is possible this recommended market basket update eventually could be reduced by Congress. We continue to analyze other aspects of the pricing changes, but, based on our preliminary analysis, we believe the remaining pricing changes will have a neutral to slightly positive impact on our Net operating revenues. The new coverage requirements under the rule will be effective for discharges occurring on or after January 1, 2010, which allows hospitals adequate time to make any necessary operational adjustments. Based on our preliminary analysis, our hospitals already operate using many of the new requirements, and we do not believe these changes will result in fundamental modifications to our clinical or business models.

Additionally, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations affect our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. Ensuring continuous compliance with these laws and regulations is an operating requirement for all healthcare providers.

We have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.

•

Potential Impact of Healthcare Reform. President Obama has identified healthcare reform as a major domestic priority, and Congress is devoting considerable effort to drafting healthcare reform legislation. At the time of this writing, no specific healthcare reform legislation has been adopted. Many issues are being discussed within the context of healthcare reform, several of which could have an impact on our business. The two issues with the greatest potential impact are: (1) combining, or “bundling,” of acute care hospital and post-acute Medicare reimbursement at some point in the future and (2) reducing annual Medicare reimbursement increases (i.e., “market basket updates”) to providers.

The probability of enacting a “bundled” payment system is difficult to predict at this time. We will continue to work with the acute hospital and post-acute care provider communities on this important issue. For additional information, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” of our March 2009 Form 10-Q.

With respect to future reductions to market basket updates, and as previously noted, while no specific healthcare legislation has been adopted at this time, all of the healthcare reform bills being discussed include some kind of payment reductions to providers. While we cannot be certain of the magnitude of these potential market basket reductions, or if they will be enacted, we will be working with other providers, as well as other parties who have a vested interest, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

•

Staffing. Our operations are dependent on the efforts, abilities, and experience of our medical support personnel, such as physical therapists, nurses, and other healthcare professionals. In some markets, the lack of availability of physical therapists, nurses, and other medical support personnel is an operating issue to healthcare providers, although the weak economy has mitigated this issue to some degree. We have refined our comprehensive benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high quality, cost-effective provider of inpatient rehabilitative services. As a result of our efforts, we are experiencing improved retention rates and reduced turnover. Going forward, recruiting and retaining qualified personnel for our hospitals will remain a high priority for us.

We also are monitoring efforts in Congress that could make it more difficult for employees to avoid or reject labor organization. At this time, it is not clear whether, when, or in what form, such legislation might be enacted into law, nor are we able to predict the impact, if any, this legislation would have on our business, if enacted.

Business Outlook

As previously noted, the inpatient rehabilitation sector of the healthcare industry is an attractive market: the aging demographics of the U.S. population coupled with an approximate 2% projected annual growth rate in the number of compliant patients create a favorable business environment for us. As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on the quality of our clinical outcomes, our broad base of clinical expertise, the application and leverage of rehabilitative technology, and the standardization of best practices that result in high-quality, cost-effective care for the patients we serve.

Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage our balance sheet; (2) adapt to regulatory changes affecting our industry; (3) grow organically; (4) provide high-quality, cost-effective care; and, to a much lesser extent in the immediate-term, (5) pursue acquisitions on a disciplined, opportunistic basis – all within the context of uncertain economic times.

During the six months ended June 30, 2009, we reduced our total debt outstanding by approximately $111 million, and we believe our higher Adjusted Consolidated EBITDA and our strong cash flow from operations will allow us to continue to reduce our debt and leverage. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents and the availability of our revolving credit facility. In addition, we do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

As discussed previously, healthcare always has been a highly regulated industry, and the inpatient rehabilitation segment is no exception. Successful healthcare providers are those who provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so. The healthcare reform proposals that are being discussed are fluid and changing. However, we are confident, based on our track record, we will be able to adapt to whatever changes may impact our industry.

We believe our ability to continue to grow at a faster rate than the rest of the industry is attributable to our higher level of care and is sustainable. In addition, the majority of patients we serve have medical conditions, such as strokes, hip fractures, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting. Consequently, we believe we are well positioned to grow volumes, despite the challenging economic environment. The area of our business at the most risk for decreases in discretionary spending is outpatient services. However, this area of our business represents less than 10% of our consolidated Net operating revenues, so we anticipate minimal impact to our overall results.

Healthcare providers are under increasing obligation to control healthcare costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We continue to actively manage the productive portion of our Salaries and benefits and have taken steps to address the non-productive component of these expenses. We will continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

In recognition of the current economic uncertainty, we will continue to be disciplined in our approach to development opportunities, carefully evaluating these opportunities against our deleveraging priority. For the foreseeable future, reducing our long-term debt will be our key objective. We will continue to pursue bed expansions in existing hospitals as they provide immediate earnings growth and will pursue acquisitions and market consolidations where we can do so with minimal initial cash outlays. For any de-novo project we decide to pursue, we may work with third parties willing to assume the majority of the financing risks associated with these projects.

In summary, we believe the business outlook remains positive, despite the current economic environment, and, based on the discharge growth we experienced in the first half of 2009, we continue to believe our volumes will not be materially adversely impacted by the current economy. We will continue to monitor the economic climate and focus on initiatives designed to control costs. We plan to continue to use the majority of our excess cash flow to reduce debt. We also anticipate we will be able to generate cash flows to fund additional debt reduction as well as disciplined, opportunistic development activities, which we believe will bring long-term, sustainable growth and returns to our stockholders. Finally, we will continue to work with the acute hospital and post-acute care provider communities, as well as other parties who have a vested interest, to bring positive healthcare reform that rewards healthcare providers, like HealthSouth, that strive to provide high-quality, cost-effective services to patients who need these services.

Results of Operations

During the three and six months ended June 30, 2009 and 2008, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Medicare	67.6%	67.5%	67.9%	67.3%
Medicaid	2.2%	2.1%	2.2%	2.2%
Workers’ compensation	1.5%	2.2%	1.6%	2.2%
Managed care and other discount plans	23.7%	22.7%	23.0%	22.5%
Other third-party payors	2.8%	3.5%	3.0%	3.7%
Patients	0.7%	0.4%	0.8%	0.4%
Other income	1.5%	1.6%	1.5%	1.7%
Total	100.0%	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare, and Medicare patients are segmented into two categories: (1) “traditional” Medicare and (2) “managed” Medicare. Our hospitals receive traditional Medicare reimbursements under IRF-PPS. With IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high quality, low cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2008 Form 10-K.

Over the past few years, we have experienced an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” category in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, Medicare+Choice, or Medicare Advantage. The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization, or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards traditional Medicare, we expect this increase of patients in managed Medicare and private fee-for-service plans will continue. However, the future of Medicare Part C will be determined, ultimately, by Congress, and any changes to Medicare Part C may have an impact on this trend.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to rental properties where we terminated the leases associated with certain properties. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and six months ended June 30, 2008, and our condensed consolidated statement of cash flows for the six months ended June 30, 2008 to include these properties and their results of operations in discontinued operations.

On January 1, 2009, we adopted FASB Statement No. 160. As a result, we have reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a facility we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this facility and the adjustment of certain liabilities due to this facility. We corrected this error in our financial statements by adjusting Equity in net loss (income) of nonconsolidated affiliates, which resulted in an understatement of both our Income from continuing operations before income tax (benefit) expense and our Net income of approximately $4.9 million and $4.5 million for the three and six months ended June 30, 2009, respectively. We also adjusted Accrued expenses and other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this facility. We do not believe these adjustments are material to the condensed consolidated financial statements as of June 30, 2009 and for the three and six months then ended or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

For the three and six months ended June 30, 2009 and 2008, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
		(As Adjusted)			(As Adjusted)
	(In Millions)			(In Millions)
Net operating revenues	$ 483.7	$ 456.6	5.9%	$ 958.8	$ 920.8	4.1%
Operating expenses:
Salaries and benefits	239.1	234.1	2.1%	473.8	464.5	2.0%
Other operating expenses	67.6	63.6	6.3%	134.8	132.4	1.8%
General and administrative
expenses	24.9	25.2	(1.2%)	50.4	53.3	(5.4%)
Supplies	28.7	27.7	3.6%	56.2	54.9	2.4%
Depreciation and amortization	17.7	17.8	(0.6%)	35.3	47.4	(25.5%)
Impairment of long-lived assets	–	0.6	(100.0%)	–	0.6	(100.0%)
Occupancy costs	12.1	12.2	(0.8%)	24.1	24.2	(0.4%)
Provision for doubtful accounts	9.7	6.1	59.0%	17.6	13.9	26.6%
Loss on disposal of assets	1.3	0.8	62.5%	2.3	0.4	475.0%
Government, class action, and
related settlements expense	48.7	(8.6)	(666.3%)	32.8	(45.0)	(172.9%)
Professional fees—accounting,
tax, and legal	(3.3)	5.3	(162.3%)	1.5	8.9	(83.1%)
Total operating expenses	446.5	384.8	16.0%	828.8	755.5	9.7%
(Gain) loss on early extinguishment
of debt	(1.3)	3.4	(138.2%)	(3.1)	3.7	(183.8%)
Interest expense and amortization of
debt discounts and fees	31.1	43.4	(28.3%)	65.5	90.8	(27.9%)
Other income	(1.0)	(1.0)	0.0%	(0.8)	(1.7)	(52.9%)
Loss (gain) on interest rate swaps	3.8	(28.5)	(113.3%)	8.8	8.1	8.6%
Equity in net loss (income) of
nonconsolidated affiliates	2.7	(2.7)	(200.0%)	0.2	(5.1)	(103.9%)
Income from continuing operations
before income tax (benefit) expense	1.9	57.2	(96.7%)	59.4	69.5	(14.5%)
Provision for income tax (benefit) expense	(0.3)	0.7	(142.9%)	0.9	0.8	12.5%
Income from continuing
operations	2.2	56.5	(96.1%)	58.5	68.7	(14.8%)
Income (loss) from discontinued
operations, net of tax	1.4	(4.1)	(134.1%)	(1.4)	10.1	(113.9%)
Net income	3.6	52.4	(93.1%)	57.1	78.8	(27.5%)
Less: Net income attributable to
noncontrolling interests	(9.1)	(8.3)	9.6%	(17.7)	(14.9)	18.8%
Net (loss) income attributable
to HealthSouth	$ (5.5)	$ 44.1	(112.5%)	$ 39.4	$ 63.9	(38.3%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Salaries and benefits	49.4%	51.3%	49.4%	50.4%
Other operating expenses	14.0%	13.9%	14.1%	14.4%
General and administrative expenses	5.1%	5.5%	5.3%	5.8%
Supplies	5.9%	6.1%	5.9%	6.0%
Depreciation and amortization	3.7%	3.9%	3.7%	5.1%
Impairment of long-lived assets	0.0%	0.1%	0.0%	0.1%
Occupancy costs	2.5%	2.7%	2.5%	2.6%
Provision for doubtful accounts	2.0%	1.3%	1.8%	1.5%
Loss on disposal of assets	0.3%	0.2%	0.2%	0.0%
Government, class action, and related
settlements expense	10.1%	(1.9%)	3.4%	(4.9%)
Professional fees—accounting, tax, and
legal	(0.7%)	1.2%	0.2%	1.0%
Total	92.3%	84.3%	86.4%	82.0%

Additional information regarding our operating results for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Millions)
Net patient revenue—inpatient	$ 439.0	$ 410.4	$ 872.1	$ 829.6
Net patient revenue—outpatient and
other revenues	44.7	46.2	86.7	91.2
Net operating revenues	$ 483.7	$ 456.6	$ 958.8	$ 920.8

	(Actual Amounts)
Discharges	28,494	26,990	56,301	53,299
Outpatient visits	293,264	319,728	578,365	625,873
Average length of stay	14.4 days	14.7 days	14.5 days	15.0 days
Occupancy %	68.8%	66.9%	69.0%	67.2%
# of licensed beds	6,534	6,521	6,534	6,521
Full-time equivalents*	15,688	15,706	15,627	15,513

*

Excludes 388 and 399 full-time equivalents for the three months ended June 30, 2009 and 2008, respectively, and 392 and 422 full-time equivalents for the six months ended June 30, 2009 and 2008, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.5% and 1.6% of consolidated Net operating revenues for the three months ended June 30, 2009 and 2008, respectively, and 1.5% and 1.7% of consolidated Net operating revenues for the six months ended June 30, 2009 and 2008, respectively.

Net patient revenue from our hospitals was 7.0% higher for the three months ended June 30, 2009 than the three months ended June 30, 2008. This increase was primarily attributable to a 5.6% quarter-over-quarter increase in patient discharges. Same store discharges were 4.7% higher quarter over quarter. Net patient revenue per discharge increased quarter over quarter due primarily to higher average acuity for the patients we served.

Net patient revenue from our hospitals was 5.1% higher for the six months ended June 30, 2009 than the same period of 2008. Higher revenue resulted from a 5.6% period-over-period increase in patient discharges. Same store discharges were 4.8% higher in the six months ended June 30, 2009 compared to the same period of 2008. Net patient revenue per discharge decreased in the year-to-date period of 2009 compared to the same period of 2008. As noted above, period-over-period comparisons for the six months ended June 30, 2009 are not on an equal basis to the prior year due to the Medicare pricing roll-back. The first quarter of 2008 contained a Medicare market basket update that became effective October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008. However, the impact of the Medicare pricing roll-back was somewhat mitigated by the operational efficiencies and higher patient acuity discussed above.

Decreased outpatient volumes in all periods presented resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing for these outpatient satellites in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of June 30, 2009, we operated 44 outpatient satellites, while as of June 30, 2008, we operated 59 outpatient satellites. We continuously monitor the performance of our outpatient satellites and will take appropriate action with respect to underperforming facilities, including closure.

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

Salaries and benefits were 49.4% of Net operating revenues during the three and six months ended June 30, 2009, which is a decrease from 51.3% and 50.4% of Net operating revenues during the three and six months ended June 30, 2008, respectively. This improvement was despite an approximate 3% merit increase provided to our employees effective October 1, 2008 and, for the year-to-date period, despite the Medicare market basket update that was included in our Net operating revenues during the first quarter of 2008. Also, as a result of our recruiting and retention efforts, costs associated with contract labor decreased in both periods of 2009.

We continue to actively manage the productive component of our Salaries and benefits, with employees per occupied bed, or “EPOB,” decreasing from 3.65 and 3.59 during the three and six months ended June 30, 2008, respectively, to 3.52 and 3.50 during the three and six months ended June 30, 2009, respectively. This represents an improvement of 3.8% and 2.8% for the quarter and year-to-date periods, respectively. As discussed previously, we have also addressed the non-productive component of our Salaries and benefits and, with the transition to a new benefit year on January 1, 2009, are realizing the benefits of refinements made to our comprehensive benefits package. Such refinements included, but were not limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our paid-time-off program.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,”of our 2008 Form 10-K for the calculation of EPOB.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, professional fees, insurance, and repairs and maintenance.

In the second quarter of 2008, we experienced a reduction in self-insurance costs due to revised actuarial estimates that resulted from current claims history, industry-wide loss development trends, and our exit from businesses that were more claims intensive. These reductions were primarily included in Other operating expenses in our condensed consolidated statement of operations for the three and six months ended June 30, 2008. This reduction in costs was somewhat mitigated by costs associated with the implementation of our TeamWorks initiative during the three and six months ended June 30, 2008. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2008 Form 10-K for additional information related to TeamWorks.

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

Our General and administrative expenses decreased in all periods presented due to a reduction in corporate-related, full-time equivalents and moving certain processes “in-house” verses using external consultants and other professionals. General and administrative expenses were 5.1% and 5.3% of Net operating revenues for the three and six months ended June 30, 2009, respectively. Excluding non-cash expenses associated with stock-based compensation of $2.9 million and $6.6 million during the three and six months ended June 30, 2009, respectively, our General and administrative expenses would have been 4.5% and 4.6%, respectively, of Net operating revenues.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. The decrease in Supplies expense as a percent of Net operating revenues in all periods presented was due to our supply chain efforts and our continued focus on monitoring and actively managing pharmaceutical costs, as well as our increasing revenue base.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2008 included an approximate $11.0 million charge related to the accelerated depreciation of our corporate campus so that the net book value of the corporate campus equaled the net proceeds we received on the transaction’s closing date. See Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information.

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

Provision for Doubtful Accounts

As disclosed previously, we continue to experience denials of certain diagnosis codes by Medicare contractors based on medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have made provisions against these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts. The aging of these types of claims has resulted in an increase in our Provision for doubtful accounts as a percent of Net operating revenues during 2009.

Loss on Disposal of Assets

The Loss on disposal of assets in each period presented primarily resulted from various equipment disposals throughout each period. For the three and six months ended June 30, 2009, it also included losses associated with our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets, as well as the write-off of certain assets as we updated, or “refreshed,” some of our hospitals. For additional information, see Note 7, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, Class Action, and Related Settlements Expense

The majority of the amounts recorded as Government, class action, and related settlements expense in each period resulted from changes in the fair value of our common stock and the associated common stock warrants underlying our securities litigation settlement (as discussed in Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). At each quarter end, we adjust our liability for this settlement based on the value of our common stock and the associated common stock warrants. To the extent the price of our common stock increases, we will increase our liability and record losses. When the price of our common stock decreases, we will reduce our liability and record gains.

Government, class action, and related settlements expense for the three and six months ended June 30, 2009 included a $48.6 million and $33.7 million, respectively, increase in the liability associated with our securities litigation based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense for the three and six months ended June 30, 2009 also included a net loss (gain) of $0.1 million and ($0.9) million, respectively, associated with certain settlements and other matters discussed in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, class action, and related settlements expense for the three and six months ended June 30, 2008 included a $10.7 million and $43.3 million, respectively, reduction in the liability associated with our securities litigation based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense also included a net charge of $2.1 million during the three months ended June 30, 2008 for certain settlements and indemnification obligations. Similar items resulted in a net gain of $1.7 million during the six months ended June 30, 2008.

Professional Fees—Accounting, Tax, and Legal

Based on our bylaws and certain indemnification agreements, we accrued an estimate of legal fees associated with Mr. Scrushy’s criminal defense in Professional fees – accounting, tax, and legal in our 2005 and 2004 consolidated statements of operations. In October 2006, an arbitrator issued a final award to Mr. Scrushy for such fees, and we offset that award against the approximate $48 million judgment we received for repayment of bonuses he received during his time as chairman and chief executive officer during the historic fraudulent reporting periods. Based on the arbitrator’s ruling, we continued to maintain an accrual for certain costs associated with then-ongoing litigation involving Mr. Scrushy.

As discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in June 2009, a court ruled that Mr. Scrushy committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of this accrual for his legal fees during the second quarter of 2009, which resulted in a reduction in Professional fees – accounting, tax, and legal of $6.5 million.

Excluding the reversal of accrued fees discussed above, Professional fees – accounting, tax, and legal for the three and six months ended June 30, 2009 and 2008 related primarily to legal fees for continued litigation defense and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

(Gain) Loss on Early Extinguishment of Debt

As disclosed previously and throughout this report, during 2009 and 2008, we used the net proceeds from various non-operating sources of cash, as well as available cash, to pay down long-term debt. As a result of these pre-payments and bond redemptions, we allocated a portion of the debt discounts or premiums and fees associated with this debt to the debt that was extinguished. The amounts included in (Gain) loss on early extinguishment of debt in each period presented are a result of these debt reductions.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), as well as in Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report, we have effectively converted $1.0 billion of variable rate interest to a fixed rate via interest rate swaps that are not designated as hedges. Because these swaps are not designated as hedges, the line item Interest expense and amortization of debt discounts and fees benefits from lower interest rates. However, lower rates generate increased payments on our interest rate swaps and increase amounts included in the line item Loss (gain) on interest rate swaps.

Approximately $5.3 million of the quarter-over-quarter decrease in Interest expense and amortization of debt discounts and fees was due to lower average borrowings which resulted from the debt reductions discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. The remainder of the decrease was due to a decrease in our average interest rate quarter over quarter. Our average interest rate was 8.5% during the three months ended June 30, 2008 compared to an average rate of 6.9% during the three months ended June 30, 2009.

Approximately $9.1 million of the decrease in Interest expense and amortization of debt discounts and fees during the six months ended June 30, 2009 compared to the same period of 2008 was due to lower average borrowings which resulted from the debt reductions discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. The remainder of the decrease was due to a decrease in our average interest rate period over period. Our average interest rate was 8.9% during the six months ended June 30, 2008 compared to an average rate of 7.1% during the six months ended June 30, 2009.

Other Income

Other income is primarily comprised of interest income and gains and losses on sales of investments. Other income for the three and six months ended June 30, 2009 included $0.1 million and $0.8 million, respectively, of impairment charges associated with our marketable equity securities. See Note 3, Cash and Marketable Securities, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Loss (Gain) on Interest Rate Swaps

Our Loss (gain) on interest rate swaps in each period represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The loss or gain recorded in each period presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses.

During the three and six months ended June 30, 2009, we made net cash settlement payments of $10.6 million and $19.1 million, respectively, to our counterparties under these interest rate swap agreements. During the three and six months ended June 30, 2008, we made net cash settlement payments of $6.4 million and $6.6 million, respectively, to our counterparties under these interest rate swap agreements. For additional information regarding these interest rate swap agreements, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), and Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

Equity in Net Loss (Income) of Nonconsolidated Affiliates

As discussed above and in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, Equity in net loss of nonconsolidated affiliates for the three and six months ended June 30, 2009 included an out-of-period adjustment associated with a facility we account for using the equity method of accounting. This adjustment created a charge of approximately $4.9 million and $4.5 million for the three and six months ended June 30, 2009, respectively.

Income from Continuing Operations Before Income Tax (Benefit) Expense

Our Income from continuing operations before income tax (benefit) expense (“pre-tax income”) for the three and six months ended June 30, 2009 included $48.7 million and $32.8 million, respectively, of net charges associated with Government, class action, and related settlements expense, while during the three and six months ended June 30, 2008, we experienced net gains of $8.6 million and $45.0 million, respectively, related to Government, class action, and related settlements expense. Pre-tax income for the three months ended June 30, 2008 also included a $28.5 million gain associated with an interest rate swap that is not designated as a hedge (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). Excluding these items, the improvement in pre-tax income in both periods presented for 2009 resulted from the increase in Net operating revenues and the decrease in interest expense, as discussed above. Pre-tax income for the six months ended June 30, 2009 also benefited from a decrease in depreciation and the reduction in Professional fees – accounting, tax, and legal due to the judgment against Mr. Scrushy, as discussed above.

Provision for Income Tax (Benefit) Expense

Our Provision for income tax benefit of $0.3 million for the three months ended June 30, 2009 included (1) net current income tax benefit of $0.7 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets. Our Provision for income tax expense of $0.9 million for the six months ended June 30, 2009 included (1) net current income tax benefit of $1.0 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $1.9 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the Alternative Minimum Tax Refundable Tax Credit.

Our Provision for income tax expense of $0.7 million and $0.8 million for the three and six months ended June 30, 2008, respectively, included the following: (1) current income tax expense of $18.9 million and $20.5 million, respectively, attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the Internal Revenue Service for tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $0.6 million and $1.4 million, respectively, attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of $18.8 million and $21.1 million, respectively, attributable to state income tax refunds.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations

During the six months ended June 30, 2009, we terminated the leases associated with certain rental properties. In accordance with FASB Statement No. 144, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and our condensed consolidated statement of cash flows for the six months ended June 30, 2008 to include these properties and their results of operations in discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
HealthSouth Corporation:
Net operating revenues	$ 0.1	$ 4.8	$ 0.8	$ 9.7
Costs and expenses	0.9	6.0	3.2	13.2
Loss from discontinued operations	(0.8)	(1.2)	(2.4)	(3.5)
Loss on disposal of assets of discontinued operations	(0.2)	–	(0.4)	(0.1)
Income tax benefit	–	–	0.1	–
Loss from discontinued operations, net of tax	$ (1.0)	$ (1.2)	$ (2.7)	$ (3.6)
Surgery Centers:
Net operating revenues	$ 2.2	$ 2.4	$ 4.4	$ 6.4
Costs and expenses	0.3	2.1	2.8	9.5
Impairments	–	0.6	–	0.6
Income (loss) from discontinued operations	1.9	(0.3)	1.6	(3.7)
Gain on disposal of assets of discontinued operations	–	0.1	–	0.1
Gain on divestiture of division	–	–	–	19.3
Income tax (expense) benefit	(0.1)	–	(0.1)	0.7
Income (loss) from discontinued operations, net of tax	$ 1.8	$ (0.2)	$ 1.5	$ 16.4
Other:
Net operating revenues	$ 0.2	$ 0.3	$ 0.5	$ 2.2
Costs and expenses	(0.3)	3.0	0.8	4.4
Income (loss) from discontinued operations	0.5	(2.7)	(0.3)	(2.2)
Gain on disposal of assets of discontinued operations	0.1	–	0.1	–
Loss on divestiture of diagnostic division	–	–	–	(0.5)
Income (loss) from discontinued operations, net of tax	$ 0.6	$ (2.7)	$ (0.2)	$ (2.7)
Total:
Net operating revenues	$ 2.5	$ 7.5	$ 5.7	$ 18.3
Costs and expenses	0.9	11.1	6.8	27.1
Impairments	–	0.6	–	0.6
Income (loss) from discontinued operations	1.6	(4.2)	(1.1)	(9.4)
(Loss) gain on disposal of assets of discontinued operations	(0.1)	0.1	(0.3)	–
Gain on divestitures of divisions	–	–	–	18.8
Income tax (expense) benefit	(0.1)	–	–	0.7
Income (loss) from discontinued operations, net of tax	$ 1.4	$ (4.1)	$ (1.4)	$ 10.1

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of our Dallas Medical Center, which we closed in October 2008. The decrease in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual closure of this hospital.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. As of December 31, 2007, approval for six facilities in Illinois remained pending. In January 2008, we received approval for the change in control of five of the six Illinois facilities. The sixth facility had an outstanding relocation project which was completed during the second quarter of 2009. We expect to file the application for change in control for this facility during the third quarter of 2009, and we expect to receive approval for such transfer prior to the end of 2009. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of June 30, 2009, we have deferred $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of June 30, 2009.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of $19.3 million during the six months ended June 30, 2008. We expect to record an additional gain of approximately $10 million to $16 million for the one facility that remains pending in Illinois. For additional information, see Note 8, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

Liquidity and Capital Resources

We continue to make progress in improving our leverage and liquidity. Our progress was confirmed during the second quarter of 2009 when Moody’s upgraded our corporate credit rating to B2, allowing the spread on our Term Loan Facility to be reduced by 25 basis points effective June 10, 2009. In addition, Standard and Poor’s moved our outlook to “positive” from “stable.”

During the six months ended June 30, 2009, we reduced our total debt outstanding by approximately $111 million. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding debt reductions. Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. As of June 30, 2009, we had $49.8 million in Cash and cash equivalents.This amount excludes $71.7 million in Restricted cash and $21.2 million of Restricted marketable securities. Our restricted assets pertain to various obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company. Cash and cash equivalents as of June 30, 2009 included net proceeds associated with the UBS Settlement. See Note 2, Liquidity, and Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information.

As of June 30, 2009, we had all $400 million available to us under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided. In addition, we anticipate cash flows from certain non-operating sources, such as those related to certain legal matters discussed in Note 11, Settlements, and Note 12, Contingencies, including the judgment against Mr. Scrushy. However, no assurances can be given as to whether or when such non-operating cash flows will be received, nor can we provide any assurances as to the collectibility of any amounts owed from Mr. Scrushy.

We have scheduled principal payments of $10.8 million and $21.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, our Term Loan Facility does not mature until 2013, and the majority of our bonds are not due until 2014 and 2016.

Our Credit Agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of June 30, 2009, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our Credit Agreement.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K for a discussion of risks and uncertainties facing us. See also Note 2, Liquidity, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2009 and 2008, as well as the effect of exchange rates for those same periods (in millions):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$ 229.2	$ 67.0
Net cash (used in) provided by investing activities	(77.8)	39.6
Net cash used in financing activities	(133.8)	(60.4)
Effect of exchange rate changes	–	0.8
Increase in cash and cash equivalents	$ 17.6	$ 47.0

Operating activities. Net cash provided by operating activities increased period over period due to the increase in Net operating revenues, as discussed above, and a decrease in cash interest expense. Net cash provided by operating activities for the six months ended June 30, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of an approximate $42 million additional federal income tax refund for tax years 1995 through 1999. See Note 11, Settlements, and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Investing activities. Increased capital expenditures, increased payments associated with interest rate swaps not designated as cash flow hedges, and decreased proceeds from asset disposals in 2009 caused the change in Net cash (used in) provided by investing activities period over period. Net cash provided by investing activities for the six months ended June 30, 2008 included $47.2 million in proceeds from asset disposals, including our corporate campus (see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K).

Financing activities. Net debt payments during the six months ended June 30, 2009 and 2008 approximated $107.5 million and $173.5 million, respectively. Net debt payments during the six months ended June 30, 2009 primarily resulted from receipt of the net cash proceeds related to the UBS Settlement and the receipt of the additional federal income tax refund discussed above. Net debt payments during the six months ended June 30, 2008 resulted primarily from the sale of our corporate campus and the net proceeds from our June 2008 equity offering. Proceeds of $150.2 million related to our June 2008 equity offering are included in financing activities for the six months ended June 30, 2008. For additional information regarding these transactions, see Note 5, Property and Equipment, and Note 10, Shareholders’ Deficit, to the consolidated financial statements accompanying our 2008 Form 10-K.

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

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (5) compensation expense recorded in accordance with FASB Statement No. 123(R), (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income and to Net cash provided by operating activities.

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

Our Adjusted Consolidated EBITDA for the three and six months ended June 30, 2009 and 2008 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$ 3.6	$ 52.4	$ 57.1	$ 78.8
(Income) loss from discontinued operations, net of
tax, attributable to HealthSouth	(1.2)	4.2	1.9	(11.0)
Provision for income tax (benefit) expense	(0.3)	0.7	0.9	0.8
Loss (gain) on interest rate swap	3.8	(28.5)	8.8	8.1
Interest expense and amortization of debt discounts
and fees	31.1	43.4	65.5	90.8
(Gain) loss on early extinguishment of debt	(1.3)	3.4	(3.1)	3.7
Professional fees—accounting, tax, and legal	(3.3)	5.3	1.5	8.9
Government, class action, and related settlements expense	48.7	(8.6)	32.8	(45.0)
Net noncash loss on disposal of assets	1.3	0.8	2.3	0.6
Depreciation and amortization	17.7	17.8	35.3	47.4
Impairment charges, including investments	0.1	0.6	0.8	0.6
Compensation expense under FASB Statement
No. 123(R)	2.9	2.7	6.6	6.0
Net income attributable to noncontrolling interests	(9.1)	(8.3)	(17.7)	(14.9)
Adjusted Consolidated EBITDA	$ 94.0	$ 85.9	$ 192.7	$ 174.8

In accordance with our Credit Agreement, we are allowed to add certain other items to the calculation of Adjusted Consolidated EBITDA, and there may also be certain other deductions required. As these adjustments may not be indicative of our ongoing performance, they have been excluded from the above table.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	Six Months Ended June 30,
	2009	2008
Adjusted Consolidated EBITDA	$ 192.7	$ 174.8
Provision for doubtful accounts	17.6	13.9
Professional fees—accounting, tax, and legal	(1.5)	(8.9)
Interest expense and amortization of debt discounts and fees	(65.5)	(90.8)
UBS Settlement proceeds, gross	100.0	–
Equity in net loss (income) of nonconsolidated affiliates	0.2	(5.1)
Net income attributable to noncontrolling interests	17.7	14.9
Amortization of debt discounts and fees	3.2	3.3
Distributions from nonconsolidated affiliates	3.9	6.0
Current portion of income tax benefit	1.0	0.6
Change in assets and liabilities	(23.7)	(28.0)
Change in government, class action, and related settlements	(8.7)	(7.4)
Other operating cash used in discontinued operations	(7.0)	(6.5)
Other	(0.7)	0.2
Net cash provided by operating activities	$ 229.2	$ 67.0

The increase in Adjusted Consolidated EBITDA for all periods presented was due primarily to the increase in Net operating revenues discussed above.

Funding Commitments

We have scheduled principal payments of $10.8 million and $21.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K.

During the six months ended June 30, 2009, we made capital expenditures of $34.8 million. The total amounts expected for capital expenditures and development efforts for 2009 approximate $70 million to $85 million, net of any potential proceeds from sale-leaseback transactions. Actual amounts spent will be dependent upon the timing of development projects and receipt of non-operating cash flows associated with certain matters discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These expenditures include IT initiatives, new business opportunities, bed expansions, hospital refresh programs, and equipment upgrades and purchases. Approximately $35 million of this budgeted amount is non-discretionary.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. Also, in connection with the closing of the transaction to sell our diagnostic division, HealthSouth remained as a guarantor of certain leases for properties and equipment and a guarantor to certain purchase contracts that were assigned to the buyer in connection with the sale.

As of June 30, 2009, we were secondarily liable for 90 such guarantees. The remaining terms of these guarantees ranged from one month to 120 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $56.4 million.

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

Contractual Obligations

Our consolidated contractual obligations as of June 30, 2009 are as follows (in millions):

	Total	July 1 through December 31, 2009	2010 – 2011	2012 – 2013	2014 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$ 1,593.7	$ 4.0	$ 16.2	$ 736.8	$ 836.7
Interest on long-term debt (b)	577.3	49.3	196.3	180.0	151.7
Capital lease obligations (c)	168.2	10.8	40.2	31.0	86.2
Operating lease obligations (d)(e)	210.1	16.4	55.3	36.6	101.8
Purchase obligations (e)(f)	43.4	19.2	20.8	2.3	1.1
Other long-term liabilities (g)	4.0	0.5	0.5	0.4	2.6
Total	$ 2,596.7	$ 100.2	$ 329.3	$ 987.1	$ 1,180.1

(a)

Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K. See also Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(b)

Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2009. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps.

(c)	Amounts include interest portion of future minimum capital lease payments.
(d)

We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K. In addition, as of June 30, 2009, these amounts exclude $2.1 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)

Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2008 Form 10-K. Also, at June 30, 2009 and in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, we had $61.2 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $2.9 million as of June 30, 2009. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. HealthSouth elected to adopt this FSP in the first quarter of 2009. While its adoption did not have a material impact on our financial position, results of operations, or cash flows, it does require interim disclosures related to our available-for-sale equity securities. See Note 3, Cash and Marketable Securities, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. Our adoption of this Statement resulted only in additional disclosure regarding the date through which subsequent events have been evaluated in each set of interim or annual financial statements and had no impact on our financial position, results of operations, or cash flows. See Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 168 establishes the FASB Accounting Standards Codification as the single authoritative source for GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. Because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption of this Statement and our use of the Codification beginning in the third quarter of 2009 will not have an impact on our financial position, results of operations, or cash flows.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of June 30, 2009 is shown in the following table (in millions):

	As of June 30, 2009
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$ 496.4	31.4%	$ 507.4	33.6%
Variable rate debt	1,084.7	68.6%	1,003.8	66.4%
Total long-term debt	$ 1,581.1	100.0%	$ 1,511.2	100.0%

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. As also discussed in Note 5, Long-term Debt, to the condensed consolidated financials statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $1.1 billion interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio.

Our variable-rate interest expense increases or decreases as interest rates change. However, the net settlement payments or receipts on interest rate swaps described above offset a majority of those changes. Because these swaps are not designated as hedges, net settlements are included in the line item Loss (gain) on interest rate swaps in our condensed consolidated statements of operations and are not included in interest expense.

Based on the size of our variable rate debt as of June 30, 2009 and inclusive of the impact of the net conversion of $1.0 billion of variable rate interest to a fixed rate via interest rate swaps, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $1.6 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental negative cash flow of approximately $0.7 million over the next twelve months. A 1% decrease in interest rates results in negative cash flows due to our hedging position, the current low LIBOR rate, and the assumption that LIBOR will not fall below 0%.

A 1% increase in interest rates would result in an approximate $22.3 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $19.5 million increase in its estimated net fair value.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2009 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended

June 30, 2009:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2009	–	$ –	–	–
May 1 through May 31, 2009	402	11.52	–	–
June 1 through June 30, 2009	–	–	–	–
Total	402	11.52	–	–

(1)	Shares in this column were tendered by an employee as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.
Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 7, 2009. At the annual meeting, the stockholders voted on the election of all ten members of our board of directors and the ratification of PricewaterhouseCoopers LLP as our independent registered public accounting firm. The voting results at the annual meeting were as follows:

Proposal 1, election of directors, which passed:

Name of Nominee	Votes For	Votes Against	Votes Abstained
Edward A. Blechschmidt	81,574,764	762,635	N/A
John W. Chidsey	80,780,047	1,557,352	N/A
Donald L. Correll	80,778,577	1,558,822	N/A
Yvonne M. Curl	78,657,306	3,680,094	N/A
Charles M. Elson	80,984,875	1,352,525	N/A
Jay Grinney	80,770,706	1,566,693	N/A
Jon F. Hanson	81,371,702	965,697	N/A
Leo I. Higdon, Jr.	78,913,947	3,423,452	N/A
John E. Maupin, Jr.	80,555,587	1,781,812	N/A
L. Edward Shaw, Jr.	79,495,465	2,841,934	N/A

Proposal 2, ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, which passed:

Votes For	Votes Against	Votes Abstained
80,793,848	986,766	90,382

Item 6.	Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description
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

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	August 5, 2009

EXHIBIT INDEX

No.	Description
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