Form 10-Q
period 2009-09-30
HEALTHSOUTH CORP
filed 2009-11-04
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The registrant had 93,305,496 shares of common stock outstanding, net of treasury shares, as of October 30, 2009.

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

PART 1. FINANCIAL INFORMATION

Item 1.                      Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
		(As Adjusted)
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$117.3	$32.2
Restricted cash	88.1	154.0
Current portion of restricted marketable securities	7.7	20.3
Accounts receivable, net of allowance for doubtful accounts of $33.6 in 2009; $31.1 in 2008	216.2	235.8
Insurance recoveries receivable	-	182.8
Other current assets	55.0	57.6
Total current assets	484.3	682.7
Property and equipment, net	671.5	673.9
Goodwill	414.7	414.7
Intangible assets, net	37.7	42.8
Investments in and advances to nonconsolidated affiliates	27.6	36.7
Income tax refund receivable	8.6	55.9
Other long-term assets	110.0	91.5
Total assets	$1,754.4	$1,998.2
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$21.9	$23.6
Accounts payable	50.6	45.6
Accrued expenses and other current liabilities	369.8	408.5
Government, class action, and related settlements	6.1	268.5
Total current liabilities	448.4	746.2
Long-term debt, net of current portion	1,674.8	1,789.6
Other long-term liabilities	165.7	162.2
	2,288.9	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 shares issued; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 97,238,725 in 2009; 96,890,924 in 2008	1.0	1.0
Capital in excess of par value	2,888.4	2,956.5
Accumulated deficit	(3,756.0)	(3,812.2)
Accumulated other comprehensive income (loss)	0.9	(3.2)
Treasury stock, at cost (3,926,639 shares in 2009 and 8,872,121 shares
in 2008)	(137.0)	(311.5)
Total HealthSouth shareholders’ deficit	(1,002.7)	(1,169.4)
Noncontrolling interests	80.8	82.2
Total shareholders' deficit	(921.9)	(1,087.2)
Total liabilities and shareholders’ deficit	$1,754.4	$1,998.2

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(In Millions, Except Per Share Data)
Net operating revenues	$472.7	$455.5	$1,431.5	$1,376.3
Operating expenses:
Salaries and benefits	235.4	236.3	709.2	700.8
Other operating expenses	66.8	68.6	201.6	201.0
General and administrative expenses	26.0	25.5	76.4	78.8
Supplies	27.7	26.2	83.9	81.1
Depreciation and amortization	18.1	17.9	53.4	65.3
Impairment of long-lived assets	4.0	-	4.0	0.6
Occupancy costs	11.8	12.6	35.9	36.8
Provision for doubtful accounts	7.9	6.6	25.5	20.5
Loss on disposal of assets	0.7	0.2	3.0	0.6
Government, class action, and related settlements expense	8.5	17.1	41.3	(27.9)
Professional fees—accounting, tax, and legal	3.5	4.0	5.0	12.9
Total operating expenses	410.4	415.0	1,239.2	1,170.5
Loss (gain) on early extinguishment of debt	-	2.1	(3.1)	5.8
Interest expense and amortization of debt discounts and fees	29.5	40.3	95.0	131.1
Other income	(0.6)	(0.4)	(1.4)	(2.1)
Loss on interest rate swaps	7.9	8.0	16.7	16.1
Equity in net income of nonconsolidated affiliates	(3.0)	(2.7)	(2.8)	(7.8)
Income (loss) from continuing operations before income tax benefit	28.5	(6.8)	87.9	62.7
Provision for income tax benefit	(1.7)	(22.5)	(0.8)	(21.7)
Income from continuing operations	30.2	15.7	88.7	84.4
(Loss) income from discontinued operations, net of tax	(5.4)	(2.9)	(6.8)	7.2
Net income	24.8	12.8	81.9	91.6
Less: Net income attributable to noncontrolling interests	(8.0)	(6.2)	(25.7)	(21.1)
Net income attributable to HealthSouth	16.8	6.6	56.2	70.5
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(19.5)	(19.5)
Net income attributable to HealthSouth
common shareholders	$10.3	$0.1	$36.7	$51.0

Weighted average common shares outstanding:
Basic	87.6	87.4	87.6	81.6
Diluted	102.2	101.0	101.6	95.1

Basic and diluted earnings per common share:
Income from continuing operations
attributable to HealthSouth common shareholders	$0.18	$0.04	$0.50	$0.53
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.06)	(0.04)	(0.08)	0.10
Net income per share attributable to HealthSouth common
shareholders	$0.12	$0.00	$0.42	$0.63

Amounts attributable to HealthSouth:
Income from continuing operations	$22.2	$9.8	$63.5	$62.7
(Loss) income from discontinued operations, net of tax	(5.4)	(3.2)	(7.3)	7.8
Net income attributable to HealthSouth	$16.8	$6.6	$56.2	$70.5

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(As Adjusted)		(As Adjusted)
	(In Millions)
COMPREHENSIVE INCOME
Net income	$24.8	$12.8	$81.9	$91.6
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustments	-	-	-	0.8
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	2.0	(0.6)	2.1	(0.1)
Reclassification adjustment for gains (losses) included
in net income	-	-	1.6	(1.3)
Net change in unrealized (loss) gain on forward-starting interest rate swaps:
Unrealized net holding (loss) gain arising during the period	(1.6)	-	0.2	-
Reclassification adjustment for gains included in net income	-	-	0.2	-
Other comprehensive income (loss), net of tax	0.4	(0.6)	4.1	(0.6)
Comprehensive income	25.2	12.2	86.0	91.0
Comprehensive income attributable to noncontrolling interests	(8.0)	(6.2)	(25.7)	(21.1)
Comprehensive income attributable to
HealthSouth	$17.2	$6.0	$60.3	$69.9

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Nine Months Ended September 30, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	-	-	-	56.2	-	-	25.7	81.9	$81.9
Other comprehensive income, net of tax	-	-	-	-	4.1	-	-	4.1	4.1
Comprehensive income									$86.0
Common stock issued under Securities Litigation Settlement	5.0	-	(58.7)	-	-	175.3	-	116.6
Dividends declared on convertible perpetual preferred stock	-	-	(19.5)	-	-	-	-	(19.5)
Stock-based compensation	-	-	9.9	-	-	-	-	9.9
Distributions declared	-	-	-	-	-	-	(26.0)	(26.0)
Other	0.3	-	0.2	-	-	(0.8)	(1.1)	(1.7)
Balance at end of period	93.3	$1.0	$2,888.4	$(3,756.0)	$0.9	$(137.0)	$80.8	$(921.9)

(Continued)

4

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Deficit (Continued)
(Unaudited)

	Nine Months Ended September 30, 2008
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	78.7	$0.9	$2,820.4	$(4,064.6)	$(0.8)	$(310.4)	$97.2	$(1,457.3)
Comprehensive income:
Net income	-	-	-	70.5	-	-	21.1	91.6	$91.6
Other comprehensive loss, net of tax	-	-	-	-	(0.6)	-	-	(0.6)	(0.6)
Comprehensive income									$91.0
Dividends declared on convertible perpetual preferred stock	-	-	(19.5)	-	-	-	-	(19.5)
Issuance of common stock	8.8	0.1	150.1	-	-	-	-	150.2
Stock-based compensation	-	-	8.5	-	-	-	-	8.5
Distributions declared	-	-	-	-	-	-	(25.0)	(25.0)
Settlements with partners	-	-	-	-	-	-	4.2	4.2
Government, class action, and related settlements	-	-	-	-	-	-	(5.3)	(5.3)
Transfer of surgery centers to ASC	-	-	-	-	-	-	(6.8)	(6.8)
Other	0.5	-	0.2	-	-	(1.0)	(0.7)	(1.5)
Balance at end of period	88.0	$1.0	$2,959.7	$(3,994.1)	$(1.4)	$(311.4)	$84.7	$(1,261.5)

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(As Adjusted)
	(In Millions)
Cash flows from operating activities:
Net income	$81.9	$91.6
Loss (income) from discontinued operations	6.8	(7.2)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	25.5	20.5
Provision for government, class action, and related settlements	41.3	(27.9)
UBS Settlement proceeds, gross	100.0	-
Depreciation and amortization	53.4	65.3
Amortization of debt issue costs, debt discounts, and fees	4.8	4.9
Impairment of long-lived assets	4.0	0.6
Loss on disposal of assets	3.0	0.6
(Gain) loss on early extinguishment of debt	(3.1)	5.8
Loss on interest rate swaps	16.7	16.1
Equity in net income of nonconsolidated affiliates	(2.8)	(7.8)
Distributions from nonconsolidated affiliates	6.5	7.6
Stock-based compensation	9.9	8.5
Deferred tax provision	2.4	2.0
Other	0.6	0.2
(Increase) decrease in assets—
Accounts receivable	(5.9)	(27.4)
Other assets	1.3	6.4
Income tax refund receivable	47.3	(10.4)
Increase (decrease) in liabilities—
Accounts payable	5.0	(9.3)
Accrued fees and expenses for derivative plaintiffs' attorneys in	(26.2)	-
UBS Settlement
Other liabilities	10.3	18.2
Government, class action, and related settlements	(11.0)	(7.4)
Net cash used in operating activities of discontinued operations	(9.6)	(1.6)
Total adjustments	273.4	64.9
Net cash provided by operating activities	362.1	149.3

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(As Adjusted)
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(54.7)	(39.4)
Acquisition of business, net of cash acquired	-	(14.6)
Acquisition of intangible assets	(0.4)	(18.2)
Proceeds from disposal of assets	0.9	53.8
Net change in restricted cash	(32.0)	20.5
Net settlements on interest rate swaps	(30.3)	(13.9)
Net investment in interest rate swap	(6.4)	-
Other	(1.7)	(0.3)
Net cash provided by investing activities of discontinued operations	0.2	0.2
Net cash used in investing activities	(124.4)	(11.9)

Cash flows from financing activities:
Checks in excess of bank balance	-	(11.4)
Change in restricted cash for amounts in escrow related to debt	-	(30.3)
Principal payments on debt, including pre-payments	(62.9)	(121.5)
Borrowings on revolving credit facility	10.0	88.0
Payments on revolving credit facility	(50.0)	(150.0)
Principal payments under capital lease obligations	(9.9)	(9.3)
Issuance of common stock	-	150.2
Dividends paid on convertible perpetual preferred stock	(19.5)	(19.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(22.8)	(26.3)
Other	1.1	(0.3)
Net cash provided by (used in) financing activities of discontinued
operations	1.4	(3.0)
Net cash used in financing activities	(152.6)	(133.4)
Effect of exchange rate changes on cash and cash equivalents	-	0.8
Increase in cash and cash equivalents	85.1	4.8
Cash and cash equivalents at beginning of period	32.2	19.8
Cash and cash equivalents of divisions and facilities held for sale
at beginning of period	-	0.4
Less: Cash and cash equivalents of divisions and facilities held for
sale at end of period	-	(0.1)
Cash and cash equivalents at end of period	$117.3	$24.9

Supplemental schedule of noncash financing activities:
Securities Litigation Settlement	$299.3	$-

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission (the “SEC”) in HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009 (the “2008 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements, as adjusted for our recharacterization of minority interests to noncontrolling interest and classification of noncontrolling interest as a component of equity, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Subsequent events have been evaluated through November 4, 2009, which represents the issuance date of these unaudited condensed consolidated financial statements.

Reclassifications—

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to rental properties where we terminated the leases associated with certain properties during the first quarter of 2009. We reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and nine months ended September 30, 2008, and our condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to include these properties and their results of operations in discontinued operations.

As of January 1, 2009, we reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

Out-of-Period Adjustments—

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net income of nonconsolidated affiliates, which resulted in an understatement of both our Income (loss) from continuing operations before income tax benefit and our Net income of approximately $4.5 million for the nine months ended September 30, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Accrued expenses and other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the condensed consolidated financial statements as of September 30, 2009 and for the nine months then ended or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

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

Recent Accounting Pronouncements—

In April 2009, the Financial Accounting Standards Board ("FASB") updated the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual reporting periods ended after June 15, 2009, with early adoption permitted. HealthSouth elected to adopt this amended guidance in the first quarter of 2009. While its adoption did not have a material impact on our financial position, results of operations, or cash flows, it does require interim disclosures related to our available-for-sale equity securities. See Note 3, Cash and Marketable Securities.

In April 2009, the FASB also issued updated guidance on disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and  was effective for interim reporting periods ended after June 15, 2009, with early adoption permitted. HealthSouth elected to adopt this amended guidance in the first quarter of 2009. Its adoption resulted in additional interim disclosures only. See    Note 7, Fair Value Measurements.

In May 2009, the FASB issued authoritative guidance on subsequent events to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ended after June 15, 2009. Our adoption of this guidance resulted only in additional disclosure regarding the date through which subsequent events have been evaluated in each set of interim or annual financial statements and had no impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB established the FASB Accounting Standards Codification (the "Codification") as the single authoritative source for GAAP. The Codification was effective for financial statements that cover interim and annual periods ended after September 15, 2009. While not intended to change GAAP, the Codification significantly changed the way in which the accounting literature is organized. Because the Codification completely replaced existing standards, it affected the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption and our use of the Codification beginning in the third quarter of 2009 did not have an impact on our financial position, results of operations, or cash flows.

Since the filing of our 2008 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.           Liquidity:

We continue to make progress in improving our leverage and liquidity.

During the nine months ended September 30, 2009, we reduced our total debt by approximately $117 million and increased our Cash and cash equivalents by approximately $85 million. In February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 17, Income Taxes, to the consolidated financial statements accompanying our 2008 Form 10-K) along with available cash to reduce our Term Loan Facility (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K) by $24.5 million and amounts outstanding under our revolving credit facility to zero. In addition, we have used a portion of the net proceeds from our settlement with UBS (see Note 11, Settlements) to redeem $36.4 million of our Floating Rate Senior Notes due 2014 (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K). See also Note 5, Long-term Debt.

As of September 30, 2009, we had $117.3 million in Cash and cash equivalents. This amount excludes $88.1 million in Restricted cash and $23.3 million of restricted marketable securities. Our restricted assets pertain to various obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company. As of December 31, 2008, our Restricted cash included $97.9 million related to our settlement with UBS (see Note 11, Settlements).

We have scheduled principal payments of $6.2 million and $24.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt). We do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, a portion of our Term Loan Facility does not mature until 2013, with the remainder maturing in 2015, depending on certain conditions (see Note 5, Long-term Debt, for a discussion of an amendment and extension related to our Credit Agreement), and the majority of our bonds are not due until 2014 and 2016.

Our Credit Agreement (as defined in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K) governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of September 30, 2009, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our Credit Agreement.

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

As of September 30, 2009 and December 31, 2008, our investments consist of cash and cash equivalents and marketable securities. Our investments in marketable securities are classified as available-for-sale.

The components of our investments as of September 30, 2009 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$117.3	$88.1	$-	$-	$205.4
Equity securities	-	-	0.5	23.3	23.8
Total	$117.3	$88.1	$0.5	$23.3	$229.2

The components of our investments as of December 31, 2008 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Nonrestricted Marketable Securities	Restricted Marketable Securities	Total
Cash	$32.2	$154.0	$-	$-	$186.2
Equity securities	-	-	0.2	20.3	20.5
Total	$32.2	$154.0	$0.2	$20.3	$206.7

Approximately $15.6 million of restricted marketable securities are included in Other long-term assets in our condensed consolidated balance sheet as of September 30, 2009. Restricted cash as of December 31, 2008 includes cash associated with the UBS Settlement discussed in Note 11, Settlements. Nonrestricted marketable securities are included in Other current assets in our condensed consolidated balance sheets.

A summary of our restricted marketable securities as of September 30, 2009 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$21.4	$2.0	$(0.1)	$23.3

A summary of our restricted marketable securities as of December 31, 2008 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$21.9	$0.4	$(2.0)	$20.3

Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the nine months ended September 30, 2009, we recorded $0.8 million of impairments related to our restricted marketable securities. These impairment charges are included in Other income in our condensed consolidated statement of operations for the nine months ended September 30, 2009. No impairments were recorded during the three months ended September 30, 2009 or the three or nine months ended September 30, 2008.

Investing information related to our marketable securities is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Nonrestricted:
Gross realized gains - nonrestricted	$-	$-	$-	$0.6
Restricted:
Proceeds from sales of restricted
available-for-sale securities	$0.3	$1.1	$1.9	$2.4
Gross realized gains - restricted	$0.1	$0.1	$0.3	$0.2
Gross realized losses - restricted	$-	$(0.5)	$(0.2)	$(0.7)

The following table shows the fair value and gross unrealized losses of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008 (in millions):

	As of September 30, 2009	As of December 31, 2008
Less than 12 months:
Fair value	$0.4	$15.5
Gross unrealized losses	$-	$(1.9)
12 months or greater:
Fair value	$0.6	$0.1
Gross unrealized losses	$(0.1)	$(0.1)
Total:
Fair value	$1.0	$15.6
Gross unrealized losses	$(0.1)	$(2.0)

Our portfolio of marketable securities is comprised of numerous individual equity securities and mutual funds across a variety of industries. For our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examined the severity and duration of the impairments in relation to the cost of the individual investments. We also considered the industry in which each investment is held and the near-term prospects for a recovery in each specific industry. Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a potential recovery of fair value, we do not believe these investments are other-than-temporarily impaired at September 30, 2009.

4.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of September 30, 2009 represents our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net operating revenues	$19.3	$17.9	$54.8	$55.2
Operating expenses	(11.3)	(11.2)	(34.5)	(26.1)
Income from continuing operations	6.5	5.7	16.8	26.2
Net income	6.5	5.7	16.8	26.2

See also Note 1, Basis of Presentation, “Out-of-Period Adjustments.”

5.           Long-term Debt

Our long-term debt outstanding consists of the following (in millions):

	September 30, 2009	December 31, 2008
Advances under $400 million revolving credit facility	$-	$40.0
Term Loan Facility	753.2	783.6
Bonds Payable—
8.375% Senior Notes due 2011	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5
Floating Rate Senior Notes due 2014	329.6	366.0
10.75% Senior Notes due 2016	494.7	494.3
Other notes payable at interest rates from 8.1% to 12.9%	12.5	12.8
Capital lease obligations	104.9	114.7
	1,696.7	1,813.2
Less: Current portion	(21.9)	(23.6)
Long-term debt, net of current portion	$1,674.8	$1,789.6

For a description of our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K. See Note 2, Liquidity, for a discussion of debt reductions during 2009.

In October 2009, we entered into an agreement with the lenders in our Credit Agreement to extend the maturity of a portion of our Term Loan Facility and to amend certain provisions of the Credit Agreement. The extension provides for a $300.0 million tranche of the Term Loan Facility to have its maturity extended from March 2013 to September 2015 in exchange for a higher interest rate spread on that portion of the loan. In the event we have not fully redeemed or refinanced the Floating Rate Senior Notes due 2014 by March 15, 2014, the extended portion of the Term Loan Facility will mature on that date. The extended portion of the loan now accrues interest at a rate of LIBOR plus 3.75% while the remainder of the Term Loan Facility continues to accrue interest at LIBOR plus 2.25%. Both portions of the Term Loan Facility continue to amortize at the same 0.25% of the principal outstanding per quarter rate. The other amendments to the Credit Agreement primarily allow us to issue senior secured and unsecured notes in the bond market and increase amounts we can spend for acquisitions and selected debt repurchases.

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter after the extension of $300.0 million of the Term Loan Facility in October 2009, as discussed above (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2009	$6.2	$6.2
2010	24.9	24.9
2011	24.2	24.2
2012	23.6	23.6
2013	440.5	440.5
2014	623.3	623.3
Thereafter	559.9	554.0
Total	$1,702.6	$1,696.7

The following table provides information regarding our Interest expense and amortization of debt discounts and fees presented in our condensed consolidated statements of operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest expense	$27.9	$38.7	$90.2	$126.2
Amortization of debt discounts and fees	1.6	1.6	4.8	4.9
Interest expense and amortization of
debt discounts and fees	$29.5	$40.3	$95.0	$131.1

Interest Rate Swaps—

Interest Rate Swaps Not Designated as Hedging Instruments

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR. The termination date of this swap is March 10, 2011. The fair market value of this swap as of September 30, 2009 and December 31, 2008 was ($64.7) million and ($78.2) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. See Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information related to this interest rate swap.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $1.1 billion interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and are made quarterly on the same settlement schedule as the $1.1 billion interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was $6.4 million. The fair market value of this swap as of September 30, 2009 was $6.5 million. Of this amount, $4.7 million is included in Other current assets with the remainder included in Other long-term assets in our condensed consolidated balance sheet.

These interest rate swaps are not designated as hedges. Therefore, changes in the fair value of these interest rate swaps during the three and nine months ended September 30, 2009 and 2008 have been included in current-period earnings as Loss on interest rate swaps.

During the three and nine months ended September 30, 2009, we made net cash settlement payments of $11.2 million and $30.3 million, respectively, to our counterparties. During the three and nine months ended September 30, 2008, we made net cash settlement payments of $7.3 million and $13.9 million, respectively, to our counterparties. Net settlement payments or receipts on these swaps are included in the line item Loss on interest rate swaps in our condensed consolidated statements of operations.

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. Under this swap agreement, we will pay a fixed rate of 2.6% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012. The fair market value of this swap as of September 30, 2009 and December 31, 2008 was $0.4 million and ($0.2) million, respectively, and is included in Other long-term assets and Accrued expenses and other current liabilities, respectively, in our condensed consolidated balance sheets.

In March 2009, we entered into an additional $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our Term Loan Facility. Under this swap agreement, we will pay a fixed rate of 2.9% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is September 12, 2012. The fair market value of this swap as of September 30, 2009 was ($0.2) million and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet.

Both forward-starting swaps are designated as cash flow hedges and are accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K. The effective portion of changes in the fair value of these cash flow hedges is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings.

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

As of September 30, 2009, we were secondarily liable for 84 such guarantees. The remaining terms of these guarantees ranged from one month to 117 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $51.9 million.

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

These guarantees are not secured by any assets under the agreements. As of September 30, 2009, we have not been required to make any material payments under these agreements.

7.           Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
September 30, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Current portion of restricted
marketable securities	$7.7	$7.7	$-	$-	M
Other current assets:
Marketable securities	0.5	0.5	-	-	M
June 2009 trading swap	4.7	-	4.7	-	I
Other long-term assets:
Restricted marketable securities	15.6	15.6	-	-	M
December 2008 forward-starting swap	0.4	-	0.4	-	I
June 2009 trading swap	1.8	-	1.8	-	I
Accrued expenses and other current
liabilities:
March 2006 trading swap	(64.7)	-	(64.7)	-	I
March 2009 forward-starting swap	(0.2)	-	(0.2)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

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

		Fair Value Measurements at Reporting
		Date Using			Total Losses
	Net Carrying Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Property and equipment	$671.5	$-	$671.5	$-	$4.0	$4.0
Investments in and advances
to nonconsolidated affiliates	1.7			1.7	0.4	0.4
Other long-term assets:
Assets held for sale	28.0	-	28.0	-	0.4	0.9

The above losses represent our write-down of certain assets to their estimated fair value based on offers we received from third parties to acquire the assets or other market conditions. The $4.0 million charge related to Property and equipment is included in Impairment of long-lived assets in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009. The loss related to Investments in and advances to nonconsolidated affiliates is included in Other Income in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009. The losses related to assets held for sale are included in Loss on disposal of assets in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the three and nine months ended September 30, 2008, we also recorded $8.4 million and $9.0 million, respectively, of impairment charges as part of our results of discontinued operations. See Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements included in our 2008 Form 10-K.

The loss associated with Investments in and advances to nonconsolidated affiliates resulted from an other-than-temporary impairment of an investment accounted for using the cost method of accounting. The investment was valued using its published net asset value discounted due to recent market fluctuations, the illiquid nature of the investment, and proposed changes to the investment’s structure. More specifically, and because we elected a liquidation option with regard to this investment, we discounted the net asset value of our holdings to account for anticipated sales of assets within this investment at prices lower than the currently stated net asset value.

The carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of September 30, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$(64.7)	$(64.7)	$(78.2)	$(78.2)
December 2008 forward-starting swap	0.4	0.4	(0.2)	(0.2)
March 2009 forward-starting swap	(0.2)	(0.2)	-	-
June 2009 trading swap	6.5	6.5	-	-
Long-term debt:
Advances under $400 million revolving
credit facility	-	-	40.0	28.4
Term Loan Facility	753.2	722.1	783.6	597.5
8.375% Senior Notes due 2011	0.3	0.3	0.3	0.3
7.625% Senior Notes due 2012	1.5	1.5	1.5	1.5
Floating Rate Senior Notes due 2014	329.6	321.4	366.0	292.1
10.75% Senior Notes due 2016	494.7	542.5	494.3	459.0
Other notes payable	12.5	12.5	12.8	12.8
Financial commitments:
Letters of credit	-	94.1	-	152.7

8.           Assets Held for Sale and Results of Discontinued Operations:

During the first quarter of 2009, we terminated the leases associated with certain rental properties. As a result, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and nine months ended September 30, 2008, and our condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to include these properties and their results of operations in discontinued operations.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net operating revenues	$2.3	$8.7	$8.0	$27.1
Costs and expenses	8.4	3.1	15.2	30.2
Impairments	-	8.4	-	9.0
Loss from discontinued operations	(6.1)	(2.8)	(7.2)	(12.1)
Gain (loss) on disposal of assets of
discontinued operations	0.7	(0.1)	0.4	(0.1)
Gain on divestitures of divisions	-	-	-	18.7
Income tax benefit	-	-	-	0.7
(Loss) income from discontinued
operations, net of tax	$(5.4)	$(2.9)	$(6.8)	$7.2

Assets and liabilities held for sale consist of the following (in millions):

	September 30,	December 31,
	2009	2008
Assets:
Current assets	$2.0	$2.8
Long-term assets	28.0	24.9
Total assets	$30.0	$27.7
Liabilities:
Current liabilities	$32.7	$36.9
Long-term liabilities	5.5	4.7
Total long-term liabilities	$38.2	$41.6

Assets and liabilities held for sale in the above table primarily relate to the one surgery facility that is awaiting transfer to ASC, as defined and discussed below, as of September 30, 2009.

Current assets and long-term assets in the above table are included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our condensed consolidated balance sheets.

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

As of September 30, 2009, one facility in Illinois remained pending due to a relocation project that was completed during the second quarter of 2009. While the transfer of this facility pended, we maintained our management agreement with ASC. In October 2009, we received approval for the transfer of this facility to ASC, and the transfer to ASC became effective as of November 1, 2009.

The assets and liabilities for the surgery centers division as of September 30, 2009 and December 31, 2008 include the assets and liabilities associated with the facility that had not been transferred as of those dates, as these assets were not transferred to ASC until November 2009, once approval for such transfer had been obtained. As of both balance sheet dates, we had deferred $26.5 million of cash proceeds received at closing associated with this facility. The results of operations of this facility will be reported in discontinued operations through its November 2009 transfer date.

During the first quarter of 2008, we recorded a $19.3 million post-tax gain on disposal associated with five Illinois facilities that were transferred during the quarter. We expect to record an additional post-tax gain of approximately $14 million for the facility that was transferred to ASC during the fourth quarter of 2009.

9.	Income Taxes:

Our Provision for income tax benefit of $1.7 million for the three months ended September 30, 2009 includes the following: (1) current income tax benefit of $3.9 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $1.7 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.5 million attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $0.8 million for the nine months ended September 30, 2009 includes the following: (1) current income tax benefit of $9.1 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $5.9 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the Alternative Minimum Tax Refundable Tax Credit.

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

Our utilization of NOLs is subject to the Internal Revenue Code Section 382 (“Section 382”) limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will limit our ability to use any NOLs before they expire. However, no such assurances can be provided.

Our Provision for income tax benefit of $22.5 million for the three months ended September 30, 2008, includes the following: (1) current income tax benefit of approximately $25.1 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits offset by (2) current income tax expense of approximately $2.0 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of approximately $0.6 million attributable to increases in the basis difference of certain indefinite-lived assets.

Our Provision for income tax benefit of $21.7 million for the nine months ended September 30, 2008, includes the following: (1) current income tax benefit of approximately $44.2 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits offset by (2) current income tax expense of approximately $20.5 million attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the Internal Revenue Service (the “IRS”) for the tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of approximately $2.0 million attributable to increases in the basis difference of certain indefinite-lived assets.

As of December 31, 2008, total remaining gross unrecognized tax benefits were $61.1 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $2.9 million as of December 31, 2008. During the nine months ended September 30, 2009, the amount of unrecognized benefits changed due primarily to the issuance of a Revenue Agent’s Report by the IRS in April 2009 related to the 2004 tax year which reopened statutes of limitation in certain states where amended returns are required to be filed. Total remaining gross unrecognized tax benefits were $59.4 million as of September 30, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of September 30, 2009 was $3.0 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and nine months ended September 30, 2009 and 2008, we recorded $0.4 million and $1.9 million, respectively, of net interest income as part of our income tax provision. For the three and nine months ended September 30, 2008, we recorded $0.7 million and $(2.1) million, respectively, of net interest income (expense) as part of our income tax provision. Total accrued interest income was $1.3 million and $17.5 million as of September 30, 2009 and December 31, 2008, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$30.2	$15.7	$88.7	$84.4
Less: Net income attributable to noncontrolling
interests included in continuing operations	(8.0)	(5.9)	(25.2)	(21.7)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(19.5)	(19.5)
Income from continuing operations
attributable to HealthSouth common
shareholders	15.7	3.3	44.0	43.2
(Loss) income from discontinued operations, net
of tax, attributable to HealthSouth common
shareholders	(5.4)	(3.2)	(7.3)	7.8
Net income attributable to HealthSouth
common shareholders	$10.3	$0.1	$36.7	$51.0

Denominator:
Basic weighted average common shares outstanding	87.6	87.4	87.6	81.6
Diluted weighted average common shares outstanding	102.2	101.0	101.6	95.1

Basic and diluted earnings per common share:
Income from continuing operations
attributable to HealthSouth common shareholders	$0.18	$0.04	$0.50	$0.53
(Loss) income from discontinued operations, net
of tax, attributable to HealthSouth common
shareholders	(0.06)	(0.04)	(0.08)	0.10
Net income attributable to HealthSouth
common shareholders	$0.12	$0.00	$0.42	$0.63

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended September 30, 2009 and 2008, the number of potential shares approximated 14.6 million and 13.6 million, respectively. For the nine months ended September 30, 2009 and 2008, the number of potential shares approximated 14.0 million and 13.5 million, respectively. For the three and nine months ended September 30, 2009 and 2008, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and nine months ended September 30, 2009 and 2008, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three and nine months ended September 30, 2009 and 2008.

Options to purchase 2.4 million shares of common stock were outstanding during each period presented but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

 On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock   warrants associated with our class action securities litigation. For additional information, see Note 11, Settlements, "Securities Litigation Settlement."

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

The Consolidated Securities Action and the related settlement of that litigation are more fully described in Note 20, Settlements, “Securities Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Securities Litigation,” to the consolidated financial statements accompanying our 2008 Form 10-K.

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

Under the settlement, the claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445.0 million, consisting of HealthSouth common stock and warrants valued at $215.0 million and cash payments by our insurance carriers of $230.0 million. The opportunity for Mr. Scrushy and AIG to seek review of the June 17, 2009 decision by the Eleventh Circuit Court of Appeals lapsed on September 15, 2009. Accordingly, on September 30, 2009, we issued an aggregate of 5,023,732 shares of common stock and 8,151,265 warrants to purchase our common stock in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. Pursuant to the Consolidated Securities Action settlement, the process for final distribution of the cash and securities to qualified claimants will be handled by counsel for the plaintiffs and the administrator of the settlement funds.

In connection with the Consolidated Securities Action settlement, we recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During the three and nine months ended September 30, 2009, we increased our liability for this settlement by $8.2 million and $41.9 million, respectively, based on the value of our common stock and the associated common stock warrants at each period end. During the three and nine months ended September 30, 2008, we increased (reduced) our liability for this settlement by $14.7 million and ($28.6) million, respectively, based on the value of our common stock and the associated common stock warrants at each period end. When the underlying common stock and warrants were issued on September 30, 2009, the corresponding liability included in Government, class action, and related settlements was $116.5 million. The corresponding liability included in Government, class action, and related settlements in our condensed consolidated balance sheet as of December 31, 2008 was $74.6 million.

In addition, in order to state the total liability related to the Consolidated Securities Action settlement at the aggregate value of the consideration to be exchanged for the securities to be issued by us and the cash to be paid by the insurers, we recorded a $230.0 million liability in Government, class action, and related settlements. We also recorded a related receivable from our insurers in the amount of $230.0 million as Insurance recoveries receivable. During 2008, the United States District Court for the Northern District of Alabama issued three court orders awarding attorneys’ fees and expenses to the stockholder plaintiffs’ lead counsel, bondholder plaintiffs’ counsel, and merger subclass counsel. A portion of the fees and expenses awarded under these court orders was disbursed from the cash portion of the settlement, which was funded by the insurance carriers and was held in escrow by the lead attorneys for the federal plaintiffs. We reduced our liability and corresponding receivable by $48.2 million, including $1.0 million in the first quarter of 2009, for disbursements made per these court orders. During the third quarter of 2009, we removed this liability and corresponding receivable from our condensed consolidated balance sheet when our total liability related to the Securities Litigation Settlement was extinguished in conjunction with the issuance of the common stock and warrants described above.

UBS Litigation Settlement—

In August 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 12, Contingencies, “Derivative Litigation,”) against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. The claims and counterclaims between HealthSouth and various UBS entities and the related settlement (the “UBS Settlement”) are more fully described in Note 20, Settlements, “UBS Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Derivative Litigation,” to the consolidated financial statements accompanying our 2008 Form 10-K.

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

Capstone Litigation Settlement—

In August 2002, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 12, Contingencies, “Derivative Litigation,”) against Capstone Capital Corporation, now known as HR Acquisition I Corp. (“Capstone”), alleging misrepresentations, conspiracy, and aiding and abetting the breach of fiduciary duties by certain of our former executives. In particular, the claims pursued against Capstone relate to the sale and leaseback of 14 properties that we initially owned. On May 8, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving a settlement agreement among us, the derivative plaintiffs and Capstone (the “Capstone Settlement”). The settlement is final as the deadline for an appeal has passed.

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

Amounts recorded during the nine months ended September 30, 2009 related to the Capstone Settlement did not have a material effect on our financial position, results of operations, or cash flows. The Capstone Settlement does not release our claims against any other defendants in the Tucker derivative litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration.

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

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy, CV-02-5212, filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint named as defendants a number of our former officers and directors. Tucker also asserted claims on our behalf against Ernst & Young and UBS entities, as well as against MedCenterDirect.com, Capstone, and G.G. Enterprises. When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. On June 18, 2009, the court found Mr. Scrushy liable for, and awarded us, $2.9 billion in damages as a result of breaches of fiduciary duty and fraud he perpetrated from 1996 to 2003. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision. No assurances can be given as to whether or when any amounts will be received from Mr. Scrushy, nor can we provide any assurances as to the collectability of any amounts owed from Mr. Scrushy. Therefore, no amounts related to this award are included in our condensed consolidated financial statements. The Tucker derivative litigation and the related settlements to date are more fully described in Note 11, Settlements, to these condensed consolidated financial statements and Note 20, Settlements, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2008 Form 10-K.

On January 13, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. See Note 11, Settlements, “UBS Litigation Settlement,” to these condensed consolidated financial statements and Note 20, Settlements, “UBS Litigation Settlement,” and Note 21, Contingencies and Other Commitments, “Derivative Litigation,” to the consolidated financial statements accompanying our 2008 Form 10-K for further discussion of the UBS Settlement. On May 8, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and Capstone to settle the claims against Capstone in the Tucker litigation. See Note 11, Settlements, “Capstone Litigation Settlement,” for further discussion.

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

Litigation By and Against Richard M. Scrushy—

On December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth, CV-05-7364. The complaint alleged that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owed him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, we counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure with us, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. We also asserted that any employment agreements with Mr. Scrushy should be void and unenforceable. On July 7, 2009, we filed a motion for summary judgment on all claims by Mr. Scrushy based upon the Tucker court’s June 18, 2009 ruling that Mr. Scrushy’s employment agreements are void and rescinded. We understand that the court does not intend to rule on this motion at the present time.

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision and briefing in the Supreme Court of Alabama is expected to follow. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al., CV-09-902145. In that same case, on August 26, 2009, Mr. Scrushy's wife, Leslie Scrushy, filed a counterclaim against the plaintiffs and HealthSouth seeking a declaration that certain personal property belongs to her or her children and not to Mr. Scrushy. HealthSouth filed an answer in this case on September 24, 2009, denying Mrs. Scrushy's entitlement to the relief she seeks. While these proceedings continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. We do not anticipate that any of his assets, or the proceeds from their sale, will be distributed to us or any other party until the final disposition of Mr. Scrushy’s appeal of the verdict. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 45% of any amounts collected.

In March 2009, Mr. Scrushy filed an arbitration demand claiming that we are obligated under a separate indemnification agreement to indemnify him for certain costs associated with litigation and to advance to him his attorneys’ fees and costs. On May 14, 2009, the arbitrator ruled that we should deposit certain funds for attorneys’ fees in escrow until after a ruling in the Tucker litigation. As a result of the Tucker court’s June 18, 2009 ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, the arbitrator allowed us to withdraw all funds from the escrow. Any future obligation to pay such fees would be tied to the success of his appeal of the June 18, 2009 ruling. As of December 31, 2008, we included an estimate of those legal fees in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. As a result of the court ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, we have no obligation to indemnify him for any litigation costs. Therefore, we removed this accrual from our balance sheet and recorded an approximate $6.5 million gain in Professional fees – accounting, tax, and legal during the nine months ended September 30, 2009.

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. The three-person arbitration panel that will adjudicate the claims and counterclaims in arbitration has been selected under rules of the American Arbitration Association (the “AAA”). The arbitration process has begun. However, pursuant to an order of the AAA panel, all aspects of the arbitration are confidential. Accordingly, we will not discuss the arbitration until there is a resolution. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.

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

On April 14, 2009, we filed an action in Circuit Court in Jefferson County, Alabama, captioned HealthSouth Corp. v. United Healthcare Services, Inc., CV-2009-901288, seeking a declaratory judgment that we are not required to arbitrate the claims alleged in United’s arbitration demand, seeking an order enjoining the AAA arbitration, and reserving our claims against United for underpayment and breach of contract. We assert that the AAA lacks jurisdiction to arbitrate these claims because we did not agree to arbitration and because, among other reasons, United’s arbitration demand disregards the conditions precedent to arbitration and other terms contained in the provider agreements upon which United relies, seeks damages expressly excluded from arbitration, and violates state insurance laws which prohibit United from seeking to recoup claims many years after they were submitted and paid. United has not yet answered our complaint, but on May 18, 2009, United filed a motion with the court to compel arbitration of the claims presented in their AAA arbitration demand. On July 9, 2009, the court heard oral argument on United’s motion to compel arbitration. At this time, we do not know when the court will rule on the matters pending before it.

On May 1, 2009, we filed our answer requesting that the AAA arbitration be stayed pending the outcome of our action filed in Circuit Court in Jefferson County, challenging, as a preliminary matter, the AAA’s jurisdiction to arbitrate the claims alleged by United, denying the claims asserted by United, raising defenses and asserting counterclaims including breaches of contract, breach of implied covenant of good faith and fair dealing. In connection with our counterclaim, we are seeking restitution for, among other things, United’s wrongful recoupment and underpayment of paid claims submitted and compensatory damages in excess of $10 million, together with interest and the costs, fees and expenses of arbitration.

On May 16, 2009, United filed with AAA an amended arbitration demand adding certain Select Medical Corporation (“Select”) subsidiaries as named respondents, which, with one exception, are successors to HealthSouth entities that signed one or more of the provider agreements at issue in United’s demand. Pursuant to the Stock Purchase Agreement between us and Select, we are obligated to defend and indemnify Select and its affiliates named in United’s amended arbitration demand. See Note 16, Assets Held for Sale and Results of Discontinued Operations, and Note 21, Contingencies and Other Commitments, “Other Matters,” to the consolidated financial statements accompanying our 2008 Form 10-K and Note 8, Assets Held for Sale and Results of Discontinued Operations, to these condensed consolidated financial statements. On June 11, 2009, answers were filed with AAA on behalf of all HealthSouth and Select respondents. These answers reiterated the denials, defenses, jurisdictional objections and challenges, and counterclaims previously asserted in our initial answer. The Select entities did not assert any counterclaims. AAA has indicated it will request that the parties file contentions regarding the specific locales the parties believe would be appropriate to hear any arbitrations and from where any potential arbitration panels may be selected. Should the arbitration proceed, we intend to vigorously defend ourselves.

We intend to vigorously defend ourselves against United’s claims and to vigorously prosecute our counterclaims against United. Although we continue to believe in the merit of our claims and counterclaims and the lack of merit in United’s, we have included an estimate of this potential liability in our results of discontinued operations for the three and nine months ended September 30, 2009, as this claim relates primarily to our former outpatient division. We consider this estimate to be adequate for these liability risks. However, there can be no assurance the ultimate liability, if any, will not exceed our estimate.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$113.1	$1.2	$3.0	$-	$117.3
Restricted cash	2.5	-	85.6	-	88.1
Restricted marketable securities	-	-	7.7	-	7.7
Accounts receivable, net	10.8	140.2	65.2	-	216.2
Other current assets	42.2	61.5	53.7	(102.4)	55.0
Total current assets	168.6	202.9	215.2	(102.4)	484.3
Property and equipment, net	40.0	481.2	150.3	-	671.5
Goodwill	-	264.1	150.6	-	414.7
Intangible assets, net	0.4	31.0	6.3	-	37.7
Investments in and advances to
nonconsolidated affiliates	3.3	20.6	3.7	-	27.6
Income tax refund receivable	8.6	-	-	-	8.6
Other long-term assets	55.2	212.8	90.7	(248.7)	110.0
Intercompany receivable	1,082.9	-	-	(1,082.9)	-
Total assets	$1,359.0	$1,212.6	$616.8	$(1,434.0)	$1,754.4
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$8.2	$10.0	$3.7	$-	$21.9
Accounts payable	10.9	29.1	10.6	-	50.6
Accrued expenses and other current
liabilities	260.8	56.5	70.3	(17.8)	369.8
Government, class action, and
related settlements	6.1	-	-	-	6.1
Total current liabilities	286.0	95.6	84.6	(17.8)	448.4
Long-term debt, net of current portion	1,599.1	73.1	28.6	(26.0)	1,674.8
Other long-term liabilities	89.2	11.2	77.0	(11.7)	165.7
Intercompany payable	-	933.5	1,214.2	(2,147.7)	-
	1,974.3	1,113.4	1,404.4	(2,203.2)	2,288.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders’ (deficit) equity
HealthSouth shareholders' (deficit)
equity	(1,002.7)	99.2	(868.4)	769.2	(1,002.7)
Noncontrolling interests	-	-	80.8	-	80.8
Total shareholders' (deficit) equity	(1,002.7)	99.2	(787.6)	769.2	(921.9)
Total liabilities and
shareholders’ (deficit)
equity	$1,359.0	$1,212.6	$616.8	$(1,434.0)	$1,754.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$23.1	$0.9	$8.2	$-	$32.2
Restricted cash	100.2	-	53.8	-	154.0
Restricted marketable securities	-	-	20.3	-	20.3
Accounts receivable, net	12.6	156.6	66.6	-	235.8
Insurance recoveries receivable	182.8	-	-	-	182.8
Other current assets	37.3	62.9	45.9	(88.5)	57.6
Total current assets	356.0	220.4	194.8	(88.5)	682.7
Property and equipment, net	45.9	467.5	160.5	-	673.9
Goodwill	-	264.1	150.6	-	414.7
Intangible assets, net	-	34.7	8.1	-	42.8
Investments in and advances to
nonconsolidated affiliates	2.8	29.6	4.3	-	36.7
Income tax refund receivable	55.9	-	-	-	55.9
Other long-term assets	57.0	209.3	77.2	(252.0)	91.5
Intercompany receivable	1,091.2	-	-	(1,091.2)	-
Total assets	$1,608.8	$1,225.6	$595.5	$(1,431.7)	$1,998.2
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$10.2	$10.0	$3.4	$-	$23.6
Accounts payable	11.8	23.8	10.0	-	45.6
Accrued expenses and other current
liabilities	300.7	60.0	57.8	(10.0)	408.5
Government, class action, and
related settlements	268.5	-	-	-	268.5
Total current liabilities	591.2	93.8	71.2	(10.0)	746.2
Long-term debt, net of current portion	1,706.5	80.6	31.5	(29.0)	1,789.6
Other long-term liabilities	93.1	12.2	62.8	(5.9)	162.2
Intercompany payable	-	956.6	1,207.6	(2,164.2)	-
	2,390.8	1,143.2	1,373.1	(2,209.1)	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit)
equity	(1,169.4)	82.4	(859.8)	777.4	(1,169.4)
Noncontrolling interests	-	-	82.2	-	82.2
Total shareholders' (deficit) equity	(1,169.4)	82.4	(777.6)	777.4	(1,087.2)
Total liabilities and
shareholders’ (deficit)
equity	$1,608.8	$1,225.6	$595.5	$(1,431.7)	$1,998.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$21.8	$317.5	$142.5	$(9.1)	$472.7
Operating expenses:
Salaries and benefits	14.1	154.4	70.0	(3.1)	235.4
Other operating expenses	4.0	44.7	21.8	(3.7)	66.8
General and administrative
expenses	26.0	-	-	-	26.0
Supplies	1.8	18.2	7.7	-	27.7
Depreciation and amortization	2.4	11.6	4.1	-	18.1
Impairment of long lived assets	-	4.0	-	-	4.0
Occupancy costs	0.8	8.7	4.6	(2.3)	11.8
Provision for doubtful accounts	0.8	5.1	2.0	-	7.9
Loss on disposal of assets	-	0.7	-	-	0.7
Government, class action, and
related settlements expense	8.5	-	-	-	8.5
Professional fees—accounting,
tax, and legal	3.5	-	-	-	3.5
Total operating expenses	61.9	247.4	110.2	(9.1)	410.4
Interest expense and amortization of
debt discounts and fees	26.7	2.0	0.9	(0.1)	29.5
Other expense (income)	0.2	(0.1)	(0.8)	0.1	(0.6)
Loss on interest rate swaps	7.9	-	-	-	7.9
Equity in net income of nonconsolidated
affiliates	(0.8)	(2.1)	(0.1)	-	(3.0)
Equity in net income of consolidated
affiliates	(38.9)	(3.0)	(0.8)	42.7	-
Management fees	(20.8)	15.6	5.2	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(14.4)	57.7	27.9	(42.7)	28.5
Provision for income tax (benefit)
expense	(36.6)	27.1	7.8	-	(1.7)
Income from continuing
operations	22.2	30.6	20.1	(42.7)	30.2
(Loss) income from discontinued
operations, net of tax	(5.4)	(0.5)	0.5	-	(5.4)
Net income	16.8	30.1	20.6	(42.7)	24.8
Less: Net income attributable to
noncontrolling interests	-	-	(8.0)	-	(8.0)
Net income attributable
to HealthSouth	$16.8	$30.1	$12.6	$(42.7)	$16.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$23.3	$305.2	$135.8	$(8.8)	$455.5
Operating expenses:
Salaries and benefits	14.6	155.3	69.2	(2.8)	236.3
Other operating expenses	4.9	45.7	21.5	(3.5)	68.6
General and administrative
expenses	25.5	-	-	-	25.5
Supplies	1.9	17.1	7.2	-	26.2
Depreciation and amortization	2.8	10.9	4.2	-	17.9
Occupancy costs	1.0	9.1	4.7	(2.2)	12.6
Provision for doubtful accounts	0.3	4.2	2.1	-	6.6
Loss on disposal of assets	0.2	-	-	-	0.2
Government, class action, and
related settlements expense	15.7	-	1.4	-	17.1
Professional fees—accounting,
tax, and legal	4.0	-	-	-	4.0
Total operating expenses	70.9	242.3	110.3	(8.5)	415.0
Loss on early extinguishment of debt	2.1	-	-	-	2.1
Interest expense and amortization of
debt discounts and fees	37.4	2.0	1.1	(0.2)	40.3
Other expense (income)	0.3	(0.1)	(0.8)	0.2	(0.4)
Loss on interest rate swap	8.0	-	-	-	8.0
Equity in net income of nonconsolidated
affiliates	(0.8)	(1.7)	(0.2)	-	(2.7)
Equity in net income of consolidated
affiliates	(31.9)	(3.8)	(0.5)	36.2	-
Management fees	(20.7)	15.4	5.3	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(42.0)	51.1	20.6	(36.5)	(6.8)
Provision for income tax (benefit)
expense	(50.0)	21.9	5.6	-	(22.5)
Income from continuing
operations	8.0	29.2	15.0	(36.5)	15.7
(Loss) income from discontinued
operations, net of tax	(1.4)	(5.3)	3.5	0.3	(2.9)
Net income	6.6	23.9	18.5	(36.2)	12.8
Less: Net income attributable to
noncontrolling interests	-	-	(6.2)	-	(6.2)
Net income attributable
to HealthSouth	$6.6	$23.9	$12.3	$(36.2)	$6.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$68.2	$965.2	$425.5	$(27.4)	$1,431.5
Operating expenses:
Salaries and benefits	42.5	467.5	208.5	(9.3)	709.2
Other operating expenses	13.9	133.0	65.9	(11.2)	201.6
General and administrative
expenses	76.4	-	-	-	76.4
Supplies	5.4	55.4	23.1	-	83.9
Depreciation and amortization	6.8	34.3	12.3	-	53.4
Impairment of long lived assets	-	4.0	-	-	4.0
Occupancy costs	3.0	26.0	13.8	(6.9)	35.9
Provision for doubtful accounts	2.3	16.4	6.8	-	25.5
Loss on disposal of assets	-	2.9	0.1	-	3.0
Government, class action, and
related settlements expense	41.3	-	-	-	41.3
Professional fees—accounting,
tax, and legal	5.0	-	-	-	5.0
Total operating expenses	196.6	739.5	330.5	(27.4)	1,239.2
Gain on early extinguishment of debt	(3.1)	-	-	-	(3.1)
Interest expense and amortization of
debt discounts and fees	86.6	6.1	2.5	(0.2)	95.0
Other expense (income)	0.9	(0.2)	(2.3)	0.2	(1.4)
Loss on interest rate swaps	16.7	-	-	-	16.7
Equity in net income of nonconsolidated
affiliates	(1.7)	(0.9)	(0.2)	-	(2.8)
Equity in net income of consolidated
affiliates	(120.9)	(8.3)	(2.6)	131.8	-
Management fees	(62.6)	47.1	15.5	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(44.3)	181.9	82.1	(131.8)	87.9
Provision for income tax (benefit)
expense	(108.2)	84.7	22.7	-	(0.8)
Income from continuing
operations	63.9	97.2	59.4	(131.8)	88.7
(Loss) income from discontinued
operations, net of tax	(7.7)	(0.8)	1.7	-	(6.8)
Net income	56.2	96.4	61.1	(131.8)	81.9
Less: Net income attributable to
noncontrolling interests	-	-	(25.7)	-	(25.7)
Net income attributable
to HealthSouth	$56.2	$96.4	$35.4	$(131.8)	$56.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$71.2	$926.8	$398.2	$(19.9)	$1,376.3
Operating expenses:
Salaries and benefits	42.5	462.5	202.6	(6.8)	700.8
Other operating expenses	15.8	133.5	58.0	(6.3)	201.0
General and administrative
expenses	78.8	-	-	-	78.8
Supplies	5.9	53.1	22.1	-	81.1
Depreciation and amortization	20.4	32.1	12.8	-	65.3
Impairment of long-lived assets	-	0.6	-	-	0.6
Occupancy costs	3.0	26.5	13.9	(6.6)	36.8
Provision for doubtful accounts	1.4	14.7	4.4	-	20.5
(Gain) loss on disposal of assets	(0.3)	1.2	(0.3)	-	0.6
Government, class action, and
related settlements expense	(29.1)	(0.2)	1.4	-	(27.9)
Professional fees—accounting,
tax, and legal	12.9	-	-	-	12.9
Total operating expenses	151.3	724.0	314.9	(19.7)	1,170.5
Loss on early extinguishment of debt	5.8	-	-	-	5.8
Interest expense and amortization of
debt discounts and fees	122.4	6.1	3.6	(1.0)	131.1
Other expense (income)	0.6	(0.2)	(3.5)	1.0	(2.1)
Loss on interest rate swap	16.1	-	-	-	16.1
Equity in net income of nonconsolidated
affiliates	(2.1)	(5.5)	(0.2)	-	(7.8)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	-	-	18.8	-
Income from operations of
consolidated affiliates	(101.0)	(13.3)	(0.9)	115.2	-
Management fees	(62.4)	46.6	15.8	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(40.7)	169.1	68.5	(134.2)	62.7
Provision for income tax (benefit)
expense	(119.1)	78.0	19.4	-	(21.7)
Income from continuing
operations	78.4	91.1	49.1	(134.2)	84.4
Income (loss) from discontinued
operations, net of tax	(7.9)	(6.5)	2.6	19.0	7.2
Net income	70.5	84.6	51.7	(115.2)	91.6
Less: Net income attributable to
noncontrolling interests	-	-	(21.1)	-	(21.1)
Net income attributable
to HealthSouth	$70.5	$84.6	$30.6	$(115.2)	$70.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$242.3	$161.6	$93.0	$(134.8)	$362.1
Cash flows from investing activities:
Capital expenditures	(7.3)	(39.6)	(7.8)	-	(54.7)
Acquisition of intangible assets	(0.4)	-	-	-	(0.4)
Proceeds from disposal of assets	-	0.9	-	-	0.9
Net change in restricted cash	(0.2)	-	(31.8)	-	(32.0)
Net settlements on interest rate swap	(30.3)	-	-	-	(30.3)
Net investments in interest rate swap	(6.4)	-	-	-	(6.4)
Other	-	-	(1.7)	-	(1.7)
Net cash provided by (used in) investing activities
of discontinued operations	-	1.0	(0.8)	-	0.2
Net cash used in investing
activities	(44.6)	(37.7)	(42.1)	-	(124.4)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(65.7)	(0.2)	-	3.0	(62.9)
Borrowings on revolving credit facility	10.0	-	-	-	10.0
Payments on revolving credit facility	(50.0)	-	-	-	(50.0)
Principal payments under capital lease
obligations	(0.2)	(7.2)	(2.5)	-	(9.9)
Dividends paid on convertible perpetual
preferred stock	(19.5)	-	-	-	(19.5)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(22.8)	-	(22.8)
Other	(0.1)	-	1.2	-	1.1
Change in intercompany advances	18.3	(116.2)	(33.9)	131.8	-
Net cash (used in) provided by financing
activities of discontinued operations	(0.5)	-	1.9	-	1.4
Net cash used in financing
activities	(107.7)	(123.6)	(56.1)	134.8	(152.6)
Increase (decrease) in cash and cash
equivalents	90.0	0.3	(5.2)	-	85.1
Cash and cash equivalents at
beginning of period	23.1	0.9	8.2	-	32.2
Cash and cash equivalents at end of
period	$113.1	$1.2	$3.0	$-	$117.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$52.1	$132.4	$84.4	$(119.6)	$149.3
Cash flows from investing activities:
Capital expenditures	(15.4)	(19.4)	(4.6)	-	(39.4)
Acquisition of business,
net of cash acquired	-	(14.6)	-	-	(14.6)
Acquisition of intangible assets	-	(18.2)	-	-	(18.2)
Proceeds from disposal of assets	43.9	9.9	-	-	53.8
Net change in restricted cash, excluding
cash in escrow related to debt	0.2	-	20.3		20.5
Net settlements on interest rate swap	(13.9)	-	-	-	(13.9)
Other	-	-	(0.3)	-	(0.3)
Net cash (used in) provided by investing activities
of discontinued operations	-	(0.4)	0.6	-	0.2
Net cash provided by (used in)
investing activities	14.8	(42.7)	16.0	-	(11.9)
Cash flows from financing activities:
Checks in excess of bank balances	(16.7)	-	-	5.3	(11.4)
Change in restricted cash for amounts
in escrow related to debt	(30.3)	-	-	-	(30.3)
Principal payments on debt, including
pre-payments	(126.5)	(4.1)	-	9.1	(121.5)
Borrowings on revolving credit facility	88.0	-	-	-	88.0
Payments on revolving credit facility	(150.0)	-	-	-	(150.0)
Principal payments under capital lease
obligations	(0.2)	(6.8)	(2.3)	-	(9.3)
Issuance of common stock	150.2	-	-	-	150.2
Dividends paid on convertible perpetual
preferred stock	(19.5)	-	-	-	(19.5)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(26.3)	-	(26.3)
Other	(0.3)	-	-	-	(0.3)
Change in intercompany advances	51.0	(88.6)	(72.9)	110.5	-
Net cash used in financing
activities of discontinued operations	(1.9)	-	(1.1)	-	(3.0)
Net cash used in financing
activities	(56.2)	(99.5)	(102.6)	124.9	(133.4)
Effect of exchange rate changees on
cash and cash equivalents	-	-	0.8	-	0.8
Increase (decrease) in cash and cash
equivalents	10.7	(9.8)	(1.4)	5.3	4.8
Cash and cash equivalents at
beginning of period	2.0	13.8	9.3	(5.3)	19.8
Cash and cash equivalents of
divisions and facilities held for sale
at beginning of period	-	-	0.4	-	0.4
Less: cash and cash equivalents of
divisions and facilities held for sale
at end of period	-	(0.1)	-	-	(0.1)
Cash and cash equivalents at end of
period	$12.7	$3.9	$8.3	$-	$24.9

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

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of September 30, 2009, we operated 94 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 44 outpatient rehabilitation satellites (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage six inpatient rehabilitation units and one outpatient satellite through management contracts. Our inpatient hospitals are located in 26 states, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, and Alabama. We also have two hospitals in Puerto Rico.

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

Period-over-period comparisons for the nine months ended September 30, 2009 are not on an equal basis to the prior year due to a Medicare pricing roll-back that occurred in the second quarter of 2008. The first quarter of 2008 contained a Medicare market basket update that went into effect October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008. The roll-back ended on September 30, 2009, and, as discussed below, we received a 2.5% increase to our reimbursement from Medicare (i.e., a “market basket update”) effective October 1, 2009. However, as a result of various healthcare reform initiatives being discussed, this market basket update may be reduced by Congress effective January 1, 2010. For additional information on the Medicare pricing roll-back, see Item 1, Business, “Sources of Revenues – Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to our 2008 Form 10-K. For additional information on the market basket update and the impact of healthcare reform, see the “Key Challenges” section of this Item.

  Net patient revenue from our hospitals was 4.8% and 5.0% higher for the three and nine months ended September 30, 2009, respectively, than the same periods of 2008. Inpatient discharges increased 5.3% and 5.5% during the three and nine months ended September 30, 2009 compared to the same periods of 2008. Operating earnings (as defined in Note 22, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2008 Form 10-K, as adjusted for the reclassification of noncontrolling interests) for the three and nine months ended September 30, 2009 were $57.3 million and $169.9 million, respectively, compared to $37.3 million and $191.9 million for the same periods of 2008, respectively. Operating earnings for the three and nine months ended September 30, 2009 included charges of $8.5 million and $41.3 million, respectively, associated with Government, class action, and related settlements expense, as discussed in the “Results of Operations” section of this Item. Operating earnings for the three and nine months ended September 30, 2008 included charges (gains) of $17.1 million and ($27.9) million, respectively, associated with Government, class action, and related settlements expense. Net cash provided by operating activities was $362.1 million and $149.3 million for the nine months ended September 30, 2009 and 2008, respectively. Cash flows during 2009 included $73.8 million related to the net cash proceeds from the UBS Settlement and the receipt of an approximate $42 million additional federal income tax refund for tax years 1995 through 1999. See Note 9, Income Taxes, and Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of the report.

As discussed in the “Business Outlook” section below and throughout this report, our primary emphasis, especially during this period of global economic uncertainty, remains on debt reduction and further deleveraging. During the nine months ended September 30, 2009, we reduced our total debt outstanding by approximately $117 million (see Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report).

We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages. In addition, the number of Medicare “compliant patients” (i.e., a patient who qualifies for inpatient rehabilitative care under Medicare rules) is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in and focus on inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Key Challenges

While we met our operational goals in 2008 and are meeting our goals in 2009, the following are some of the challenges we are addressing:

•
Leverage and Liquidity. Our primary sources of liquidity are cash on hand, cash flows from operations (which were $362.1 million during the nine months ended September 30, 2009), and borrowings under our $400 million revolving credit facility. As of September 30, 2009, we had $117.3 million in Cash and cash equivalents. This amount excluded $88.1 million in Restricted cash and $23.3 million of restricted marketable securities. As of September 30, 2009, no amounts were drawn on our revolving credit facility. In addition, and while no assurances can be provided, we anticipate cash flows from certain non-operating sources.

Reducing debt is a primary strategic focus, and our leverage and liquidity are improving. During the nine months ended September 30, 2009, we reduced our total debt outstanding by approximately $117 million and increased our Cash and cash equivalents by approximately $85 million. We believe our higher Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our debt and leverage. However, our leverage remains higher than we would like and, consequently, we will continue to emphasize debt reduction.

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

•
Highly Regulated Industry. Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitative providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, and as reported previously, while The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 signed on December 29, 2007 may have stabilized much of the volatility in patient volumes created by setting the compliance threshold of the 75% Rule at 60%, it also included a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). See Item 1, Business, “Sources of Revenue – Medicare Reimbursement,” of our 2008 Form 10-K for additional information. During the period of the Medicare pricing roll-back, we incurred increased costs, including costs associated with providing annual merit increases and benefits to our employees.

On August 7, 2009, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register the fiscal year 2010 notice of final rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This rule contains Medicare pricing changes as well as new coverage requirements. The pricing changes are effective for Medicare discharges between October 1, 2009 and September 30, 2010 and include a 2.5% market basket update, which is the first market basket update we have received in 18 months. However, as discussed below, the various healthcare bills being discussed in Congress include reductions to market basket updates for providers as a means of helping to pay for healthcare reform. Accordingly, it is possible this market basket update could be reduced by Congress. We have analyzed the other aspects of the pricing changes and believe the remaining pricing changes will have a neutral to slightly positive impact on our Net operating revenues. The new coverage requirements under the rule will be effective for discharges occurring on or after January 1, 2010, which allows hospitals adequate time to make any necessary operational adjustments. Our hospitals already operate using many of the new requirements, and these changes will not result in material modifications to our clinical or business models. In addition, when the final rule was released, CMS indicated there were several areas related to the new coverage requirements where additional discussion and clarification was necessary. Along with other providers, we participated in these discussions with CMS, and we anticipate further clarification will come from CMS later this year. Based on what we know at this juncture, we expect to be in full compliance with all new coverage requirements, including any additional clarifications released by CMS, by the required date.

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

Potential Impact of Healthcare Reform. President Obama has identified healthcare reform as a major domestic priority, and Congress is devoting considerable effort to drafting healthcare reform legislation. At the time of this writing, no specific healthcare reform legislation has been adopted, though all relevant committees of jurisdiction have passed major healthcare reform legislation or legislative concepts. Many issues are being discussed within the context of healthcare reform, several of which could have an impact on our business. The three issues with the greatest potential impact are: (1) reducing annual market basket updates to providers, (2) combining, or “bundling,” of acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Medicare Commission.

With respect to future reductions to market basket updates, and as previously noted, while no specific healthcare legislation has been adopted at this time, the healthcare reform bills that have been passed out of Congressional committees include some kind of payment reductions to providers. While we cannot be certain of the magnitude of these potential market basket reductions, or if they will be enacted, we will be working with other providers, as well as other parties who have a vested interest, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

The probability of enacting a “bundled” payment system is difficult to predict at this time. The major healthcare reform bills being contemplated currently by Congress include provisions to examine the feasibility of bundling, including the potential for a voluntary bundling pilot program to test and evaluate alternative payment methodologies. We will continue to work with the acute hospital and post-acute care provider communities on this important issue.

There has also been discussion of establishing an “Independent Medicare Commission” (“IMC”) that would be charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. At this point, it is difficult to determine whether an IMC will be enacted into law, and, if so, how it would function. Similar to the reform concerns discussed above, we will continue to work with other providers, as well as other parties who have a vested interest, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

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

During the nine months ended September 30, 2009, we reduced our total debt outstanding by approximately $117 million, and we believe our higher Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our debt and leverage. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents and the availability of our revolving credit facility. In addition, and as discussed in the “Liquidity and Capital Resources” section of this Item, we do not face substantial near-term refinancing risk.

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

Healthcare providers are under increasing obligation to control healthcare costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We continue to actively manage these expenses. We will continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

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

In summary, we believe the business outlook remains positive, despite the current economic environment, and, based on the discharge growth we have experienced thus far in 2009, we continue to believe our volumes will not be materially adversely impacted by the current economy. We will continue to monitor the economic climate and focus on initiatives designed to control costs. We plan to continue to use the majority of our excess cash flow to reduce debt. We also anticipate we will be able to generate cash flows to fund additional debt reduction as well as disciplined, opportunistic development activities, which we believe will bring long-term, sustainable growth and returns to our stockholders. Finally, we will continue to work with the acute hospital and post-acute care provider communities, as well as other parties who have a vested interest, to bring positive healthcare reform that rewards healthcare providers, like HealthSouth, that strive to provide high-quality, cost-effective services to patients who need these services.

Results of Operations

During the three and nine months ended September 30, 2009 and 2008, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Medicare	67.6%	66.2%	67.5%	67.1%
Medicaid	2.1%	2.2%	2.2%	2.2%
Workers’ compensation	1.7%	2.2%	1.7%	2.2%
Managed care and other discount plans	23.4%	23.0%	23.2%	22.3%
Other third-party payors	2.5%	3.8%	2.8%	3.6%
Patients	1.4%	1.1%	1.2%	1.0%
Other income	1.3%	1.5%	1.4%	1.6%
Total	100.0%	100.0%	100.0%	100.0%

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

Certain financial results have been reclassified to conform to the current year presentation. Such reclassifications primarily relate to rental properties where we terminated the leases associated with certain properties. As a result, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and nine months ended September 30, 2008, and our condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to include these properties and their results of operations in discontinued operations.

As of January 1, 2009 we reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net income of nonconsolidated affiliates, which resulted in an understatement of both our Income (loss) from continuing operations before income tax benefit and our Net income of approximately $4.5 million for the nine months ended September 30, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Accrued expenses and other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the condensed consolidated financial statements as of September 30, 2009 and for the nine months then ended or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

For the three and nine months ended September 30, 2009 and 2008, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
		(As Adjusted)			(As Adjusted)
	(In Millions)			(In Millions)
Net operating revenues	$472.7	$455.5	3.8%	$1,431.5	$1,376.3	4.0%
Operating expenses:
Salaries and benefits	235.4	236.3	(0.4%)	709.2	700.8	1.2%
Other operating expenses	66.8	68.6	(2.6%)	201.6	201.0	0.3%
General and administrative
expenses	26.0	25.5	2.0%	76.4	78.8	(3.0%)
Supplies	27.7	26.2	5.7%	83.9	81.1	3.5%
Depreciation and amortization	18.1	17.9	1.1%	53.4	65.3	(18.2%)
Impairment of long-lived assets	4.0	-	N/A	4.0	0.6	566.7%
Occupancy costs	11.8	12.6	(6.3%)	35.9	36.8	(2.4%)
Provision for doubtful accounts	7.9	6.6	19.7%	25.5	20.5	24.4%
Loss on disposal of assets	0.7	0.2	250.0%	3.0	0.6	400.0%
Government, class action, and
related settlements expense	8.5	17.1	(50.3%)	41.3	(27.9)	(248.0%)
Professional fees—accounting,
tax, and legal	3.5	4.0	(12.5%)	5.0	12.9	(61.2%)
Total operating expenses	410.4	415.0	(1.1%)	1,239.2	1,170.5	5.9%
Loss (gain) on early extinguishment
of debt	-	2.1	(100.0%)	(3.1)	5.8	(153.4%)
Interest expense and amortization of
debt discounts and fees	29.5	40.3	(26.8%)	95.0	131.1	(27.5%)
Other income	(0.6)	(0.4)	50.0%	(1.4)	(2.1)	(33.3%)
Loss on interest rate swaps	7.9	8.0	(1.3%)	16.7	16.1	3.7%
Equity in net income of
nonconsolidated affiliates	(3.0)	(2.7)	11.1%	(2.8)	(7.8)	(64.1%)
Income (loss) from continuing operations
before income tax benefit	28.5	(6.8)	(519.1%)	87.9	62.7	40.2%
Provision for income tax benefit	(1.7)	(22.5)	(92.4%)	(0.8)	(21.7)	(96.3%)
Income from continuing
operations	30.2	15.7	92.4%	88.7	84.4	5.1%
(Loss) income from discontinued
operations, net of tax	(5.4)	(2.9)	86.2%	(6.8)	7.2	(194.4%)
Net income	24.8	12.8	93.8%	81.9	91.6	(10.6%)
Less: Net income attributable to
noncontrolling interests	(8.0)	(6.2)	29.0%	(25.7)	(21.1)	21.8%
Net income attributable
to HealthSouth	$16.8	$6.6	154.5%	$56.2	$70.5	(20.3%)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Salaries and benefits	49.8%	51.9%	49.5%	50.9%
Other operating expenses	14.1%	15.1%	14.1%	14.6%
General and administrative expenses	5.5%	5.6%	5.3%	5.7%
Supplies	5.9%	5.8%	5.9%	5.9%
Depreciation and amortization	3.8%	3.9%	3.7%	4.7%
Impairment of long-lived assets	0.8%	0.0%	0.3%	0.0%
Occupancy costs	2.5%	2.8%	2.5%	2.7%
Provision for doubtful accounts	1.7%	1.4%	1.8%	1.5%
Loss on disposal of assets	0.1%	0.0%	0.2%	0.0%
Government, class action, and related
settlements expense	1.8%	3.8%	2.9%	(2.0%)
Professional fees—accounting, tax, and
legal	0.7%	0.9%	0.3%	0.9%
Total	86.8%	91.1%	86.6%	85.0%

Additional information regarding our operating results for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Millions)		(In Millions)
Net patient revenue—inpatient	$431.3	$411.5	$1,303.4	$1,241.1
Net patient revenue—outpatient and
other revenues	41.4	44.0	128.1	135.2
Net operating revenues	$472.7	$455.5	$1,431.5	$1,376.3

	(Actual Amounts)		(Actual Amounts)
Discharges	28,241	26,827	84,542	80,126
Outpatient visits	283,229	310,279	861,594	936,152
Average length of stay	14.3 days	14.7 days	14.4 days	14.9 days
Occupancy %	66.5%	65.6%	67.8%	66.4%
# of licensed beds	6,587	6,556	6,587	6,556
Full-time equivalents*	15,622	15,744	15,625	15,590

*
Excludes 392 and 396 full-time equivalents for the three months ended September 30, 2009 and 2008, respectively, and 390 and 413 full-time equivalents for the nine months ended September 30, 2009 and 2008, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.3% and 1.5% of consolidated Net operating revenues for the three months ended September 30, 2009 and 2008, respectively, and 1.4% and 1.6% of consolidated Net operating revenues for the nine months ended September 30, 2009 and 2008, respectively.

Net patient revenue from our hospitals was 4.8% higher for the three months ended September 30, 2009 than the three months ended September 30, 2008. This increase was primarily attributable to a 5.3% quarter-over-quarter increase in patient discharges on both a consolidated and same store basis. Pricing was comparable quarter over quarter.

Net patient revenue from our hospitals was 5.0% higher for the nine months ended September 30, 2009 than the same period of 2008. Higher revenue resulted from a 5.5% period-over-period increase in patient discharges. Same store discharges were 4.9% higher in the nine months ended September 30, 2009 compared to the same period of 2008. Net patient revenue per discharge decreased in the year-to-date period of 2009 compared to the same period of 2008. As noted above, period-over-period comparisons for the nine months ended September 30, 2009 are not on an equal basis to the prior year due to the Medicare pricing roll-back. The first quarter of 2008 contained a Medicare market basket update that became effective October 1, 2007 but was “rolled-back” from our Medicare reimbursement on April 1, 2008.

Decreased outpatient volumes in all periods presented resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing for these outpatient satellites in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of September 30, 2009, we operated 44 outpatient satellites, while as of September 30, 2008, we operated 55 outpatient satellites. We continuously monitor the performance of our outpatient satellites and will take appropriate action with respect to underperforming facilities, including closure.

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

Salaries and benefits were 49.8% and 49.5% of Net operating revenues during the three and nine months ended September 30, 2009, respectively, which is a decrease from 51.9% and 50.9% of Net operating revenues during the three and nine months ended September 30, 2008, respectively. This improvement was despite an approximate 3% merit increase provided to our employees effective October 1, 2008 and, for the year-to-date period, despite the Medicare market basket update that was included in our Net operating revenues during the first quarter of 2008. Also, as a result of our recruiting and retention efforts, costs associated with contract labor decreased in both periods of 2009.

We continue to actively manage the productive component of our Salaries and benefits, with employees per occupied bed, or “EPOB,” decreasing from 3.69 and 3.62 during the three and nine months ended September 30, 2008, respectively, to 3.58 and 3.52 during the three and nine months ended September 30, 2009, respectively. This represents an improvement of 3.0% and 2.8% for the quarter and year-to-date periods, respectively. As discussed previously, we have also addressed the non-productive component of our Salaries and benefits and, with the transition to a new benefit year on January 1, 2009, are realizing the benefits of refinements made to our comprehensive benefits package. Such refinements included, but were not limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our paid-time-off program.

As it is routine to provide merit increases to our employees on October 1 of each year, which normally coincides with our annual Medicare pricing adjustment, we provided an approximate 2.3% merit increase to our employees effective October 1, 2009.

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

Other operating expenses were lower in the three months ended September 30, 2009 than the three months ended September 30, 2008 primarily due to the effect of hurricanes, primarily in the form of higher repairs and maintenance costs, on some of our hospitals in Texas and Louisiana during the third quarter of 2008.

During the nine months ended September 30, 2008, we experienced a reduction in self-insurance costs due to revised actuarial estimates that resulted from current claims history and industry-wide loss development trends. These reductions were primarily included in Other operating expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2008. This reduction in costs was somewhat mitigated by costs associated with the implementation of our TeamWorks initiative during the nine months ended September 30, 2008. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2008 Form 10-K for additional information related to TeamWorks.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as corporate accounting, internal audit and controls, legal, and information technology services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses recorded for all eligible employees.

Our General and administrative expenses increased quarter over quarter due primarily to non-cash expenses associated with stock-based compensation. General and administrative expenses as a percent of Net operating revenues decreased in all periods presented due to a reduction in corporate-related, full-time equivalents and moving certain processes “in-house” verses using external consultants and other professionals. General and administrative expenses were 5.5% and 5.3% of Net operating revenues for the three and nine months ended September 30, 2009, respectively. Excluding non-cash expenses associated with stock-based compensation of $3.4 million and $9.9 million during the three and nine months ended September 30, 2009, respectively, our General and administrative expenses would have been 4.8% and 4.6%, respectively, of Net operating revenues.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. The increase in Supplies expense in each period was due to an increase in the number of patients treated.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2008 included an approximate $11.0 million charge related to the accelerated depreciation of our corporate campus so that the net book value of the corporate campus equaled the net proceeds we received on the transaction’s closing date. See Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information.

Impairment of Long-Lived Assets

During the three and nine months ended September 30, 2009, we recorded an impairment charge of $4.0 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the nine months ended September 30, 2008, similar charges were $0.6 million.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. These costs did not change significantly in the periods presented.

Provision for Doubtful Accounts

 As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we have made provisions against these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts. The aging of these types of claims has resulted in an increase in our Provision for doubtful accounts as a percent of Net operating revenues during 2009.

Loss on Disposal of Assets

The Loss on disposal of assets in each period presented primarily resulted from various equipment disposals throughout each period. For the three and nine months ended September 30, 2009, it also included losses associated with our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets, as well as the write-off of certain assets as we updated, or “refreshed,” some of our hospitals. For additional information, see Note 7, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, Class Action, and Related Settlements Expense

The majority of the amounts recorded as Government, class action, and related settlements expense in each period resulted from changes in the fair value of our common stock and the associated common stock warrants underlying our securities litigation settlement. Prior to the issuance of these shares of common stock and common stock warrants on September 30, 2009, at each quarter end, we adjusted our liability for this settlement based on the value of our common stock and the associated common stock warrants. To the extent the price of our common stock increased, we would increase our liability and record losses. When the price of our common stock decreased, we would reduce our liability and record gains. The final fair value adjustment related to these shares and warrants was made on September 30, 2009 at the time of issuance of the underlying common stock and common stock warrants. For additional information related to the Securities Litigation Settlement and the issuance of our common stock and the associated common stock warrants underlying this settlement, see Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, class action, and related settlements expense for the three and nine months ended     September 30, 2009 included an $8.2 million and $41.9 million, respectively, increase in the liability associated with our securities litigation based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense for the three months ended September 30, 2009 also included a net charge of $0.3 million associated with certain settlements and other matters discussed in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Similar items resulted in a net gain of $0.6 million during the nine months ended September 30, 2009.

Government, class action, and related settlements expense for the three and nine months ended    September 30, 2008 included a $14.7 million and ($28.6) million, respectively, increase (reduction) in the liability associated with our securities litigation based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense also included a net charge of $2.4 million during the three months ended September 30, 2008 for certain settlements and indemnification obligations. Similar items resulted in a net charge of $0.7 million during the nine months ended September 30, 2008.

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

As discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in June 2009, a court ruled that Mr. Scrushy committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of this accrual for his legal fees during the second quarter of 2009, which resulted in a reduction in Professional fees – accounting, tax, and legal of $6.5 million during the nine months ended September 30, 2009.

Excluding the reversal of accrued fees discussed above, Professional fees – accounting, tax, and legal for the three and nine months ended September 30, 2009 and 2008 related primarily to legal and consulting fees for continued litigation defense and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

Loss (Gain) on Early Extinguishment of Debt

As disclosed previously and throughout this report, during 2009 and 2008, we used the net proceeds from various non-operating sources of cash, as well as available cash, to pay down long-term debt. As a result of these pre-payments and bond redemptions, we allocated a portion of the debt discounts or premiums and fees associated with this debt to the debt that was extinguished. The amounts included in Loss (gain) on early extinguishment of debt in each period presented are a result of these debt reductions.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), as well as in Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report, we have effectively converted $1.0 billion of variable rate interest to a fixed rate via interest rate swaps that are not designated as hedges. Because these swaps are not designated as hedges, the line item Interest expense and amortization of debt discounts and fees benefits from lower interest rates. However, lower rates generate increased payments on our interest rate swaps and increase amounts included in the line item Loss on interest rate swaps.

Approximately $7.1 million of the quarter-over-quarter decrease in Interest expense and amortization of debt discounts and fees was due to a decrease in our average interest rate quarter over quarter. Our average interest rate was 8.2% during the three months ended September 30, 2008 compared to an average rate of 6.6% during the three months ended September 30, 2009. The remainder of the decrease was due to lower average borrowings which resulted from the debt reductions discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 2, Liquidity, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Approximately $22.9 million of the decrease in Interest expense and amortization of debt discounts and fees during the nine months ended September 30, 2009 compared to the same period of 2008 was due to a decrease in our average interest rate period over period. Our average interest rate was 8.6% during the nine months ended September 30, 2008 compared to an average rate of 6.9% during the nine months ended September 30, 2009. The remainder of the decrease was due to lower average borrowings which resulted from the debt reductions discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K and Note 2, Liquidity, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Other Income

Other income is primarily comprised of interest income and gains and losses on sales of investments. Other income for the nine months ended September 30, 2009 included $0.8 million of impairment charges associated with our marketable equity securities. See Note 3, Cash and Marketable Securities, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Loss on Interest Rate Swaps

Our Loss on interest rate swaps in each period represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The loss or gain recorded in each period presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses.

During the three and nine months ended September 30, 2009, we made net cash settlement payments of $11.2 million and $30.3 million, respectively, to our counterparties under these interest rate swap agreements. During the three and nine months ended September 30, 2008, we made net cash settlement payments of $7.3 million and $13.9 million, respectively, to our counterparties under these interest rate swap agreements. For additional information regarding these interest rate swap agreements, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), and Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report.

Equity in Net Income of Nonconsolidated Affiliates

As discussed above and in Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, Equity in net income of nonconsolidated affiliates for the nine months ended September 30, 2009 included an out-of-period adjustment associated with a facility we account for using the equity method of accounting. This adjustment created a charge of approximately $4.5 million for the nine months ended September 30, 2009.

Income (Loss) from Continuing Operations Before Income Tax Benefit

Our Income (loss) from continuing operations before income tax benefit for the three and nine months ended September 30, 2009 included $8.5 million and $41.3 million, respectively, of net charges associated with Government, class action, and related settlements expense, while during the three and nine months ended September 30, 2008, we experienced net charges (gains) of $17.1 million and ($27.9) million, respectively, related to Government, class action, and related settlements expense. Excluding this line item, the improvement in pre-tax income from continuing operations in all periods presented primarily resulted from the increase in Net operating revenues and the decrease in interest expense, as discussed above. Pre-tax income from continuing operations for the nine months ended September 30, 2009 also benefitted from a decrease in depreciation and the reduction in Professional fees – accounting, tax, and legal due to the judgment against Mr. Scrushy, as discussed above.

Provision for Income Tax Benefit

Our Provision for income tax benefit of $1.7 million for the three months ended September 30, 2009 includes the following: (1) current income tax benefit of $3.9 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $1.7 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.5 million attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $0.8 million for the nine months ended September 30, 2009 includes the following: (1) current income tax benefit of $9.1 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $5.9 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the Alternative Minimum Tax Refundable Tax Credit.

Our Provision for income tax benefit of $22.5 million for the three months ended September 30, 2008, included the following: (1) current income tax expense of approximately $2.0 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $0.6 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $25.1 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed in Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our Provision for income tax benefit of $21.7 million for the nine months ended September 30, 2008, included the following: (1) current income tax expense of approximately $20.5 million attributable to a revision in previously estimated federal income tax refunds and related interest as a result of our settlement with the Internal Revenue Service for the tax years 2000 through 2003, state income tax expense of subsidiaries which have separate state filing requirements, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of approximately $2.0 million attributable to increases in the basis difference of certain indefinite-lived assets offset by (3) current income tax benefit of approximately $44.2 million primarily attributable to state income tax refunds received, or expected to be received, and changes in the amount of unrecognized tax benefits, as discussed in Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations

During the nine months ended September 30, 2009, we terminated the leases associated with certain rental properties. As a result, we reclassified our condensed consolidated balance sheet as of December 31, 2008, our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and our condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to include these properties and their results of operations in discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
HealthSouth Corporation:
Net operating revenues	$0.1	$6.4	$0.8	$16.2
Costs and expenses	1.0	6.2	4.2	19.4
Impairments	-	7.7	-	7.7
Loss from discontinued operations	(0.9)	(7.5)	(3.4)	(10.9)
Loss on disposal of assets of discontinued operations	-	(0.1)	(0.4)	(0.2)
Income tax benefit	-	-	0.1	-
Loss from discontinued operations, net of tax	$(0.9)	$(7.6)	$(3.7)	$(11.1)
Surgery Centers:
Net operating revenues	$2.2	$2.2	$6.7	$8.5
Costs and expenses	1.6	1.7	4.4	11.2
Impairments	-	0.3	-	0.9
Income (loss) from discontinued operations	0.6	0.2	2.3	(3.6)
Gain on disposal of assets of discontinued operations	0.7	-	0.7	0.1
Gain on divestiture of division	-	-	-	19.3
Income tax (expense) benefit	-	-	(0.1)	0.7
Income from discontinued operations, net of tax	$1.3	$0.2	$2.9	$16.5
Other:
Net operating revenues	$-	$0.1	$0.5	$2.4
Costs and expenses	5.8	(4.8)	6.6	(0.4)
Impairments	-	0.4	-	0.4
(Loss) income from discontinued operations	(5.8)	4.5	(6.1)	2.4
Gain on disposal of assets of discontinued operations	-	-	0.1	-
Loss on divestiture of diagnostic division	-	-	-	(0.6)
(Loss) income from discontinued operations, net of tax	$(5.8)	$4.5	$(6.0)	$1.8
Total:
Net operating revenues	$2.3	$8.7	$8.0	$27.1
Costs and expenses	8.4	3.1	15.2	30.2
Impairments	-	8.4	-	9.0
Loss from discontinued operations	(6.1)	(2.8)	(7.2)	(12.1)
Gain (loss) on disposal of assets of discontinued operations	0.7	(0.1)	0.4	(0.1)
Gain on divestitures of divisions	-	-	-	18.7
Income tax benefit	-	-	-	0.7
(Loss) income from discontinued operations, net of tax	$(5.4)	$(2.9)	$(6.8)	$7.2

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of our Dallas Medical Center, which we closed in October 2008. The decrease in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual closure of this hospital.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. As of December 31, 2007, approval for six facilities in Illinois remained pending. In January 2008, we received approval for the change in control of five of the six Illinois facilities. The sixth facility had an outstanding relocation project which was completed during the second quarter of 2009. In October 2009, we received approval for the transfer of this facility to ASC, and the transfer to ASC became effective as of November 1, 2009. No portion of the purchase price was withheld at closing pending the transfer of these facilities. As of September 30, 2009, we had deferred $26.5 million of cash proceeds received at closing associated with the facility that was still awaiting approval for the transfer to ASC as of September 30, 2009.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of $19.3 million during the nine months ended September 30, 2008. We expect to record an additional gain of approximately $14 million for the facility that was transferred to ASC during the fourth quarter of 2009. For additional information, see Note 8, Assets Held for Sale and Results of Discontinued Operations, to our condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

The change in operating results for this division for all periods presented resulted from the divestiture activity discussed above.

Other. Results of operations in “other” primarily include the results of operations of our former outpatient and diagnostic divisions. Costs recorded during the three and nine months ended September 30, 2009 primarily relate to indemnification obligations and matters discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 16, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2008 Form 10-K for additional information.

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

During the nine months ended September 30, 2009, we reduced our total debt outstanding by approximately $117 million and increased our Cash and cash equivalents by approximately $85 million. See Note 2, Liquidity, and Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding debt reductions. Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. As of September 30, 2009, we had $117.3 million in Cash and cash equivalents. This amount excludes $88.1 million in Restricted cash and $23.3 million of restricted marketable securities. Our restricted assets pertain to various obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company. Cash and cash equivalents as of September 30, 2009 included net proceeds associated with the UBS Settlement. See Note 2, Liquidity, and Note 11, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information.

As of September 30, 2009, we had all $400 million available to us under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our Credit Agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided. In addition, we anticipate cash flows from certain non-operating sources, such as those related to certain legal matters discussed in Note 11, Settlements, and Note 12, Contingencies, including the judgment against Mr. Scrushy. However, no assurances can be given as to whether or when such non-operating cash flows will be received, nor can we provide any assurances as to the collectability of any amounts owed from Mr. Scrushy.

We have scheduled principal payments of $6.2 million and $24.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face substantial near-term refinancing risk, as our revolving credit facility does not expire until 2012, a portion of our Term Loan Facility does not mature until 2013, with the remainder maturing in 2015, depending on certain conditions (see Note 5, Long-term Debt, for a discussion of an amendment and extension related to our Credit Agreement), and the majority of our bonds are not due until 2014 and 2016.

Our Credit Agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of September 30, 2009, we were in compliance with the covenants under our Credit Agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms as favorable to those in our existing Credit Agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our Credit Agreement.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2008 Form 10-K for a discussion of risks and uncertainties facing us. See also Note 2, Liquidity, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2009 and 2008, as well as the effect of exchange rates for those same periods (in millions):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$362.1	$149.3
Net cash used in investing activities	(124.4)	(11.9)
Net cash used in financing activities	(152.6)	(133.4)
Effect of exchange rate changes	-	0.8
Increase in cash and cash equivalents	$85.1	$4.8

Operating activities. Net cash provided by operating activities increased period over period due to the increase in Net operating revenues, as discussed above, and a decrease in cash interest expense. Net cash provided by operating activities for the nine months ended September 30, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of an approximate $42 million additional federal income tax refund for tax years 1995 through 1999. See Note 11, Settlements, and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Investing activities. Decreased proceeds from asset disposals, increased restricted cash, increased capital expenditures, and increased payments associated with interest rate swaps not designated as cash flow hedges in 2009 caused the change in Net cash used in investing activities period over period. Net cash used in investing activities for the nine months ended September 30, 2008 included $53.8 million from asset disposals, including our corporate campus (see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K).

Financing activities. Net debt payments during the nine months ended September 30, 2009 and 2008 were $112.8 million and $192.8 million, respectively. Net debt payments during the nine months ended September 30, 2009 primarily resulted from receipt of the net cash proceeds related to the UBS Settlement and the receipt of the additional federal income tax refund discussed above. Net debt payments during the nine months ended September 30, 2008 resulted primarily from the sale of our corporate campus and the net proceeds from our June 2008 equity offering. Proceeds of $150.2 million related to our June 2008 equity offering were included in financing activities for the nine months ended September 30, 2008. For additional information regarding these transactions, see Note 5, Property and Equipment, and Note 10, Shareholders’ Deficit, to the consolidated financial statements accompanying our 2008 Form 10-K.

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

In general terms, the definition of Adjusted Consolidated EBITDA, per our Credit Agreement, allows us to add back to consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) fees, costs, and expenses related to our recapitalization transactions, (3) any losses from discontinued operations and closed locations, (4) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (5) stock- based compensation expense recorded for eligible employees , (6) investment and other income (including interest income), and (7) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income and to Net cash provided by operating activities.

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

Our Adjusted Consolidated EBITDA for the three and nine months ended September 30, 2009 and 2008 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$24.8	$12.8	$81.9	$91.6
Loss (income) from discontinued operations, net of
tax, attributable to HealthSouth	5.4	3.2	7.3	(7.8)
Provision for income tax benefit	(1.7)	(22.5)	(0.8)	(21.7)
Loss on interest rate swaps	7.9	8.0	16.7	16.1
Interest expense and amortization of debt discounts
and fees	29.5	40.3	95.0	131.1
Loss (gain) on early extinguishment of debt	-	2.1	(3.1)	5.8
Professional fees—accounting, tax, and legal	3.5	4.0	5.0	12.9
Government, class action, and related settlements
expense	8.5	17.1	41.3	(27.9)
Net noncash loss on disposal of assets	0.7	0.2	3.0	0.8
Depreciation and amortization	18.1	17.9	53.4	65.3
Impairment charges, including investments	4.3	-	5.2	0.6
Stock-based compensation expense	3.4	2.5	9.9	8.5
Net income attributable to noncontrolling interests	(8.0)	(6.2)	(25.7)	(21.1)
Adjusted Consolidated EBITDA	$96.4	$79.4	$289.1	$254.2

In accordance with our Credit Agreement, we are allowed to add certain other items to the calculation of Adjusted Consolidated EBITDA, and there may also be certain other deductions required. As these adjustments may not be indicative of our ongoing performance, they have been excluded from the above table.

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	Nine Months Ended
	September 30,
	2009	2008
Adjusted Consolidated EBITDA	$289.1	$254.2
Provision for doubtful accounts	25.5	20.5
Professional fees—accounting, tax, and legal	(5.0)	(12.9)
Interest expense and amortization of debt discounts and fees	(95.0)	(131.1)
UBS Settlement proceeds, gross	100.0	-
Equity in net income of nonconsolidated affiliates	(2.8)	(7.8)
Net income attributable to noncontrolling interests	25.7	21.1
Amortization of debt discounts and fees	4.8	4.9
Distributions from nonconsolidated affiliates	6.5	7.6
Current portion of income tax benefit	3.2	23.7
Change in assets and liabilities	31.8	(22.5)
Change in government, class action, and related settlements	(11.0)	(7.4)
Other operating cash used in discontinued operations	(9.6)	(1.6)
Other	(1.1)	0.6
Net cash provided by operating activities	$362.1	$149.3

The increase in Adjusted Consolidated EBITDA for all periods presented was due primarily to the increase in Net operating revenues discussed above.

Funding Commitments

We have scheduled principal payments of $6.2 million and $24.9 million in the remainder of 2009 and 2010, respectively, related to long-term debt obligations (see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K.

During the nine months ended September 30, 2009, we made capital expenditures of $54.7 million. The total amounts expected for capital expenditures and development efforts for 2009 approximate $70 million to $85 million, net of any potential proceeds from sale-leaseback transactions. Actual amounts spent will be dependent upon the timing of development projects and receipt of non-operating cash flows associated with certain matters discussed in Note 12, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These expenditures include IT initiatives, new business opportunities, bed expansions, hospital refresh programs, and equipment upgrades and purchases. Approximately $35 million of this budgeted amount is non-discretionary.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. Also, in connection with the closing of the transaction to sell our diagnostic division, HealthSouth remained as a guarantor to certain purchase contracts that were assigned to the buyer in connection with the sale.

As of September 30, 2009, we were secondarily liable for 84 such guarantees. The remaining terms of these guarantees ranged from one month to 117 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $51.9 million.

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

Contractual Obligations

Our consolidated contractual obligations as of September 30, 2009 are as follows (in millions):

	Total	October 1 through December 31, 2009	2010 – 2011	2012 – 2013	2014 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$1,591.8	$2.0	$16.2	$736.8	$836.8
Interest on long-term debt (b)	552.1	24.6	196.0	179.8	151.7
Capital lease obligations (c)	162.8	5.4	40.2	31.0	86.2
Operating lease obligations (d)(e)	209.7	8.5	58.6	39.9	102.7
Purchase obligations (e)(f)	28.8	2.7	22.4	2.6	1.1
Other long-term liabilities (g)	3.7	0.2	0.5	0.4	2.6
Total	$2,548.9	$43.4	$333.9	$990.5	$1,181.1

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2008 Form 10-K. As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in October 2009, we entered into an agreement with the lenders in our Credit Agreement to extend the maturity of a portion of our Term Loan Facility and to amend certain provisions of the Credit Agreement. Amounts in the above table for long-term debt obligations do not include the extended maturity for $300.0 million of our Term Loan Facility from 2013 to 2015, contingent on certain conditions.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2009. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps. In addition, as discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the October 2009 amendment and extension of our Credit Agreement includes provisions to increase the interest rate for the $300.0 million extended portion of our Term Loan Facility from LIBOR plus 2.25% to LIBOR plus 3.75%. The impact of this increase in rates for a portion of our Term Loan Facility has not been included in the above table.

(c)	Amounts include the interest portion of future minimum capital lease payments.

(d)
We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2008 Form 10-K. In addition, as of September 30, 2009, these amounts exclude $1.8 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 1, Summary of Significant Accounting Policies, “Self-Insured Risks,” Note 17, Income Taxes, and Note 21, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2008 Form 10-K. Also, at September 30, 2009 we had $59.4 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $3.0 million as of September 30, 2009. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue throughout 2009. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impacts our interest expense and cash flows, but does not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of September 30, 2009 is shown in the following table (in millions):

	As of September 30, 2009
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$496.6	31.4%	$544.4	34.3%
Variable rate debt	1,082.8	68.6%	1,043.5	65.7%
Total long-term debt	$1,579.4	100.0%	$1,587.9	100.0%

As discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our Credit Agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. As also discussed in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $1.1 billion interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio.

Our variable-rate interest expense increases or decreases as interest rates change. However, the net settlement payments or receipts on interest rate swaps described above offset a majority of those changes. Because these swaps are not designated as hedges, net settlements are included in the line item Loss on interest rate swaps in our condensed consolidated statements of operations and are not included in interest expense.

Based on the size of our variable rate debt as of September 30, 2009 and inclusive of the impact of the net conversion of $1.0 billion of variable rate interest to a fixed rate via interest rate swaps, as discussed above, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $1.3 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.1 million over the next twelve months.

A 1% increase in interest rates would result in an approximate $17.4 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $7.8 million increase in its estimated net fair value.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2009 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 11, Settlements, and Note 12, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended September 30, 2009:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2009	119	$13.41	-	-
August 1 through August 30, 2009	576	14.40	-	-
September 1 through September 30, 2009	-	-	-	-
Total	695	14.23	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 5.    Other Matters

Compensatory Arrangements of Certain Officers

On November 2, 2009, our board of directors, acting by unanimous written consent, approved and adopted the final form of a senior management compensation recoupment policy applicable to awards granted and bonus compensation paid after January 1, 2010. The policy provides that if the board has, in its sole discretion, determined that any fraud, illegal conduct, intentional misconduct or gross neglect by any officer participating in the senior management bonus plan, as may be amended from time to time, was a significant contributing factor to the Company having to restate all or a portion of its financial statement(s), the board may, to the extent permitted by applicable law and to the extent it determines in its sole judgment that it is in the best interests of the Company to do so, (a) require reimbursement of any bonus or incentive compensation paid to such officer, (b) cause the cancellation of such officer’s restricted or deferred stock awards and outstanding stock options, and (c) require reimbursement of any gains realized on the exercise of stock options attributable to incentive awards, if and to the extent that (x) the amount of such compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement and (y) the amount of such compensation that would have been awarded to such officer had the financial results been properly reported would have been lower than the amount actually awarded. Additionally, if such an officer is found to have committed fraud or engaged in intentional misconduct in the performance of his or her duties for the Company, as determined by a final, non-appealable judgment of a court of competent jurisdiction, and the board determines in its sole judgment that such action caused substantial harm to the Company, the board may, to the extent permitted by applicable law and to the extent it determines in its sole judgment that it is in the best interests of the Company to do so, (A) require reimbursement of any bonus or incentive compensation paid to such officer, (B) cause the cancellation of such officer’s restricted or deferred stock awards and outstanding stock options, and (C) require reimbursement of any gains realized on the exercise of stock options attributable to incentive awards.

Amendments to Bylaws

Effective as of October 30, 2009, our board of directors, acting by unanimous written consent, approved and adopted the final form of our Amended and Restated Bylaws (the “Bylaws”), previously approved in principle at the October 22, 2009 meeting. The following summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended and restated October 30, 2009, which are attached hereto as Exhibit 3.1 and incorporated herein by reference. A description of the material amendments is set forth below.

1) Article II, Section 2.1 has been modified to provide that the annual meeting of stockholders shall be held on such date and at such time as shall be designated from time to time by the board of directors. The prior provision provided for a specific date and time for the annual meeting in the event that the board of directors did not otherwise specify.

2) Article II, Section 2.2 has been modified to provide that special meetings of stockholders may be called at any time in accordance with the requirements of our Certificate of Incorporation. The prior provision provided that special meetings of stockholders, unless otherwise required by law, may only be called by the chairman of the board, the president or by order of the board of directors.

3) Article II, Section 2.5 has been modified to reference expressly the discretion to adjourn any meeting of stockholders if the board of directors determines that such adjournment is necessary or appropriate to enable stockholders to fully consider information presented at such meeting or is otherwise determined to be in the best interest of stockholders.

4) Article II, Section 2.7 has been modified with respect to the appointment of inspectors of election and provides authority to appoint alternate inspectors of election, as needed, and for emergency appointments in the event that the appointed or alternate inspectors of election are not able to act or who fail to act.

5) Article II, Section 2.9 has been modified with respect to the exclusive means by which stockholders may propose business at an annual meeting of stockholders. Under the new provisions, a stockholder must provide additional information in its notice to the secretary of the Company and must update such information prior to the applicable meeting. In addition, information must be provided with respect to any beneficial owners on whose behalf the proposed business is being made. The notice requirements are immediately applicable and supersede the requirements disclosed in our definitive proxy statement dated April 2, 2009.

6) Article III, Section 3.4, paragraph (b), has been modified with respect to the exclusive means by which stockholders may nominate directors for election. Under the new provisions, a stockholder must provide additional information in its notice to the secretary of the company and must update such information prior to the applicable meeting. In addition, information must be provided with respect to any beneficial owners on whose behalf the nomination is being made. The notice requirements are immediately applicable and supersede the requirements disclosed in our definitive proxy statement dated April 2, 2009.

 7) Article III, Section 3.4, paragraph (c), has been modified to provide for reimbursement of certain reasonable expenses incurred by a stockholder or a group of stockholders in connection with a proxy solicitation campaign for the election of one nominee to the board of directors, subject to certain conditions including the board of director’s determination that reimbursement is consistent with its fiduciary duties.

8) Article IV has been modified to (a) expand the officer positions that are and may be designated as principal officers of the Company in Section 4.1, (b) expand Section 4.3 to give the chief executive officer express authority to appoint subordinate officers of the Company as may be deemed necessary, desirable or appropriate where the board of directors has not otherwise acted, (c) clarify the provisions for the removal of officers under Section 4.5, and (d) expressly set forth a description of the office, if any, of each of the vice chairman of the board, the chief executive officer, the chief financial officer and the chief operating officer under Sections 4.7, 4.8, 4.9, and 4.11, respectively.

9) Article V, Section 5.8 has been modified to provide that the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of any meeting of stockholders, nor more than sixty days prior to any other action, for the purpose of determining stockholders entitled to notice of such meeting of stockholders or any adjournment thereof, or to receive payment of any dividend or other distribution or allotment of any rights, or to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action. The prior provision provided for fifty days rather than sixty days for these record date matters. The board of directors may also elect to fix a separate record date for determining the stockholders entitled to vote at such meeting.

10) Article VII has been modified (a) with respect to the use of the corporate seal and acceptable substitutes therefore under Section 7.1, (b) to clarify the operation of the waiver of notice by stockholders that attend the applicable meeting under Section 7.3 and (c) to insert previously omitted Section 7.4 regarding the manner and authority to execute instruments, contracts and other arrangements in the name of the company with private and governmental parties.

11) Article VIII regarding amendments to the Bylaws, previously omitted, has been inserted. Section 8.1 provides that the Bylaws may be amended, altered or repealed, or new Bylaws may be adopted, at any meeting of stockholders by the vote of the holders of not less than a majority of the outstanding shares of stock entitled to vote thereat, provided that, in the case of a special meeting, notice that an amendment is to be considered and acted upon shall be inserted in the notice or waiver of notice of said meeting. Section 8.2 provides that to the extent permitted by the Certificate of Incorporation, the Bylaws may be amended, altered or repealed, or new Bylaws may be adopted, at any regular or special meeting of the board of directors by the affirmative vote of a majority of the board of directors.

12) Other minor amendments were made to the Bylaws that involved immaterial language changes, clarifying or conforming changes in the Sections above and in the following provisions: Article III and Sections 4.12, 4.13, 4.14 and 4.15.

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

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009.
3.4
Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

4.1
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

10.1
Amendment No. 2, dated as of October 23, 2009, to the Credit Agreement, dated March 10, 2006, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other parties thereto, attaching and effecting the Amended and Restated Credit Agreement, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on October 27, 2009).

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

HEALTHSOUTH CORPORATION

By:	/s/ John L. Workman
John L. Workman
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Date:	November 4, 2009

EXHIBIT INDEX

No.	Description
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

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009.
3.4
Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

4.1
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

10.1
Amendment No. 2, dated as of October 23, 2009, to the Credit Agreement, dated March 10, 2006, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other parties thereto, attaching and effecting the Amended and Restated Credit Agreement, by and among HealthSouth, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, Citicorp North America, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-syndication agents; and Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on October 27, 2009).

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