Form 10-K
period 2010-01-20
HEALTHSOUTH CORP
filed 2010-02-23
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 001-10315

HealthSouth Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Grandview Parkway, Suite 200 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)

(205) 967-7116
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer  ☒           Accelerated filer  ☐           Non-Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.6 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 93,302,876 shares of common stock of the registrant outstanding, net of treasury shares, as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2010 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our business strategy, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

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

Overview of the Company

General

HealthSouth Corporation was organized as a Delaware corporation in February 1984. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “Company” refer to HealthSouth Corporation and its consolidated subsidiaries, unless otherwise stated or indicated by context. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing. Our principal executive offices are located at 3660 Grandview Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116. In addition to the discussion here, we encourage you to read Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. In order to focus on this core business and to reduce the excessive amount of debt incurred by the Company’s previous management, we completed a strategic repositioning in 2007 when we divested our surgery centers, outpatient, and diagnostic divisions. For a discussion of the divestitures, see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements. We operate 93 inpatient rehabilitation hospitals (including 3 joint venture hospitals which we account for using the equity method of accounting), 6 freestanding long-term acute care hospitals (“LTCHs”), 40 outpatient rehabilitation satellites (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. As of December 31, 2009, our inpatient rehabilitation hospitals and LTCHs had 6,572 licensed beds. Our inpatient rehabilitation hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, Alabama, and Arizona. For additional detail on our hospitals and selected operating data, see the table in Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations.” In addition to HealthSouth hospitals, we manage six inpatient rehabilitation units through management contracts.

Our consolidated Net operating revenues approximated $1.9 billion, $1.8 billion, and $1.7 billion for the years ended December 31, 2009, 2008, and 2007, respectively. For 2009, approximately 91% of our Net operating revenues came from inpatient services and approximately 9% came from outpatient services and other revenue sources (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations”). During 2009, our inpatient rehabilitation hospitals treated and discharged almost 113,000 patients.

Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injury, spinal cord injury, and neurological disorders, that are non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled physicians, nurses, and physical, occupational, and speech therapists utilize the latest in equipment and techniques to return patients to home and work. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our inpatient rehabilitation hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to what we believe is a higher level of care and superior outcomes. Our LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a hospital to qualify as an LTCH, Medicare patients discharged from the hospital in any given cost reporting year must have an average length-of-stay in excess of 25 days.

Competitive Strengths

As the nation’s largest provider of inpatient rehabilitative healthcare services and with our business focused primarily on those services, we believe we differentiate ourselves from our competitors in the following ways:

•
People. We believe our 22,000 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding rehabilitative care to patients across the country. Because of the value and importance we attribute to our clinical staff, we work very hard to reduce our turnover rates. We also undertake significant efforts to ensure our clinical and support staff maintains the education and training necessary to provide the highest quality rehabilitative care in a cost-effective manner.

•
Quality. Our hospitals provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high-quality rehabilitative healthcare services across all of our hospitals.

•
Efficiency and Cost Effectiveness. Our size helps us provide inpatient rehabilitative healthcare services on a cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize proven staffing models and take advantage of certain supply chain efficiencies. We have also developed a program called “TeamWorks,” which is an operations-focused initiative using identified “best practices” to reduce inefficiencies and improve performance across a wide spectrum of operational areas.

•
Technology. As a market leader in inpatient rehabilitation, we have devoted substantial effort and expertise to leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking. Technology instituted in our facilities allows us to effectively treat patients with a wide variety of significant physical disabilities.

Patients and Demographic Trends

Demographic trends, such as population aging, will affect long-term growth in healthcare spending. While we treat patients of all ages, most of our patients are persons 65 and older. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages and life expectancies increase. In addition, the number of Medicare “compliant patients” (i.e., a patient who qualifies for inpatient rehabilitative care under Medicare rules) is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in and focus on inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Strategy

As a result of the significant credit market disruptions in late 2008 and the continuing market volatility throughout 2009, we focused our 2009 strategy on:

•	strengthening our balance sheet by reducing our long-term debt and improving our leverage,

•	providing high-quality, cost-effective care,

•	enhancing the operations of our inpatient rehabilitation hospitals,

•	sustaining discharge growth and increasing market share, and

•	expanding our inpatient rehabilitation business with disciplined development.

During 2009, we reduced our total debt outstanding by approximately $151 million. Our progress improving our leverage and liquidity was confirmed when Moody’s upgraded our corporate credit rating to B2, allowing the spread on our term loan to be reduced by 25 basis points effective June 10, 2009. Standard and Poor’s moved our outlook to “positive” from “stable.” In addition to our debt reduction, we improved our overall debt profile by refinancing senior notes, extending a portion of our term loan, and amending other terms of our credit agreement. On October 23, 2009, we amended our credit agreement to, among other things:

•	convert $300 million of outstanding term loans into a new class of term loans with an extension of the maturity to September 2015 and a 150 basis point step up in interest rate;

•	permit future extensions of all or a portion of the term loans, revolving credit facility, and synthetic letter of credit commitments, subject to certain restrictions;

•	permit issuance of senior notes, both secured, on a pari passu basis with indebtedness incurred under our credit agreement, and unsecured; and

•	make other changes, including increasing certain baskets under the restrictive covenants, that are more consistent with our financial position.

On December 15, 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and tendered for and redeemed the remaining $329.6 million of our outstanding Floating Rate Senior Notes due 2014. The refinancing transaction reduced debt, extended debt maturities, and reduced floating interest rate exposure.

We do not face near-term refinancing risk. Under our term loan facility, one tranche of $452.0 million of outstanding principal matures in 2013, and the other tranche of $299.3 million of outstanding principal matures in 2015. The majority of our outstanding bonds, with a principal outstanding of $500.6 million, will not mature until 2016, with another $290.0 million not due until 2020. Our revolving credit facility, under which no amounts were outstanding as of December 31, 2009, does not expire until 2012. For a more detailed discussion of these transactions, our debt profile, leverage and liquidity, see Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources;” Note 2, Liquidity, to the accompanying consolidated financial statements; and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Our development projects during 2009 included: opening a new, 40-bed freestanding inpatient rehabilitation hospital in Mesa, Arizona in the third quarter; beginning construction on our new, 40-bed inpatient rehabilitation hospital in Loudoun County, Virginia; and announcing that our joint venture with Wellmont Health System received a certificate of public need to open a new, 25-bed inpatient rehabilitation hospital in Bristol, Virginia, on which we will begin construction in early 2010. We expect operations to commence in those Virginia locations in the second and third quarters of 2010, respectively. In addition, we acquired an inpatient rehabilitation unit in Altoona, Pennsylvania through a newly formed joint venture and relocated its operations to one of our hospitals and acquired a 23-bed inpatient rehabilitation unit in Little Rock, Arkansas through an existing joint venture in which we participate.

For 2010, we will continue to focus on providing high-quality, cost-effective care and finding efficiencies in our cost structure at both the corporate and operational levels. We intend to continue to strengthen our balance sheet and reduce leverage through improved operational performance. Our growth strategy in 2010 will focus on organic growth, including increasing the bed capacity in our hospitals and pursuing disciplined development opportunities in new markets through, for example, strategic joint ventures and potential acquisitions of inpatient rehabilitation hospitals or units. We believe the changes made to our credit agreement and debt profile in the fourth quarter of 2009 provide us with greater flexibility to execute our business plan, including the growth component. For additional discussion of our strategy and business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”

Employees

As of December 31, 2009, we employed approximately 22,000 individuals, of whom approximately 14,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 70 employees at one inpatient rehabilitation hospital (about 17% of that hospital’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other hospitals. We believe our relationship with our employees is good. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue to healthcare providers. To address this challenge, we will continue to focus on improving our retention, recruiting, compensation programs, and productivity. The shortage of nurses and other medical support personnel, including physical therapists, may require us to increase utilization of more expensive temporary personnel.

Competition

The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, and skilled nursing facilities in the markets we serve. Our LTCHs compete with other LTCHs or, in some cases, rehabilitation hospitals and skilled nursing facilities in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. Several smaller privately-held companies compete with us primarily in select geographic markets in Texas and the West. In addition, there are public companies that own primarily LTCHs but also own a small number of inpatient rehabilitation facilities. There is one public company that manages the operations of inpatient rehabilitation facilities and LTCHs as part of its business model. Because of the attractiveness of the industry, other providers of post acute-care services may also become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as rehabilitation providers has increased. The competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the presence of physician-owned providers. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.

We rely significantly on our ability to attract, develop, and retain nurses, therapists, and other clinical personnel for our hospitals. We compete for these professionals with other healthcare companies, hospitals, and potential clients and partners. In addition, physicians and others have opened inpatient rehabilitation hospitals in direct competition with us, particularly in states in which a certificate of need is not required to build a hospital, which has occasionally made it more difficult and expensive to hire the necessary personnel for our hospitals in those markets.

Healthcare Reform

The healthcare industry always has been a highly regulated industry, and the inpatient rehabilitation segment is no exception. Successful healthcare providers are those who provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.

President Obama has identified healthcare reform as a major domestic priority, and Congress is devoting considerable effort to drafting healthcare reform legislation. At the time of this writing, no specific healthcare reform legislation has been adopted, but the U.S. Senate and House of Representatives have passed healthcare reform bills. The terms of those bills differ significantly, and we are unable to predict what form final legislation will take, if enacted. We have been, and will continue to be, actively engaged in the legislative process to ensure that any healthcare reform adopted promotes our goals of high-quality, cost-effective care.

Many issues are being discussed within the context of healthcare reform, several of which could have an impact on our business. The three issues with the greatest potential impact are: (1) reducing annual adjustments to Medicare payment rates, or “market basket updates,” to providers, (2) combining, or “bundling,” acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Medicare Advisory Board.

With respect to future reductions to market basket updates, and as previously noted, while no specific healthcare legislation has been adopted at this time, the healthcare reform bills that have been passed by both the U.S. Senate and House include reductions to market basket updates. While we cannot be certain of the net effect of these potential market basket reductions, or if they will be enacted, we will be working with other providers, as well as other interested parties, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

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

There has also been discussion of establishing an Independent Medicare Advisory Board that would be charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. At this point, it is difficult to determine whether an Independent Medicare Advisory Board will be enacted into law, and, if so, how it would function. Similar to the reform issues discussed above, we will continue to work with other providers, as well as other parties who have a vested interest, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

Sources of Revenues

We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. In addition, we receive relatively small payments for non-patient care activities from various sources. The following table identifies the sources and relative mix of our revenues for the periods stated:

	For the Year Ended December 31,
	2009	2008	2007
Medicare	67.9%	67.2%	67.8%
Medicaid	2.1%	2.2%	2.0%
Workers’ compensation	1.6%	2.1%	2.3%
Managed care and other discount plans	23.1%	22.4%	20.5%
Other third-party payors	2.7%	3.5%	4.0%
Patients	1.2%	1.0%	1.1%
Other income	1.4%	1.6%	2.3%
Total	100.0%	100.0%	100.0%

Our hospitals offer discounts from established charges to certain group purchasers of healthcare services that are included in “Managed care and other discount plans” in the table above, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in a managed care plan. The Medicare Advantage revenues are also included in “Managed care and other discount plans” in the table above.

Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. The amount of such exclusions, deductibles, copayments, and coinsurance has been increasing each year. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payors.

Medicare Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services, and, from time to time, these methodologies and rates can be modified by the United States Congress or the United States Centers for Medicare and Medicaid Services (“CMS”). In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent

Congressional agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including the IRF-PPS. However, Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year. In the case of the IRF-PPS, unless Congress changes the law, CMS is required to adjust the payment rates based on a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital market basket. The market basket update is designed to reflect changes over time in the prices of an appropriate mix of goods and services included in covered services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units. The market basket uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes. The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007, or a Medicare pricing “roll-back,” which resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs.

On August 7, 2009, CMS published in the federal register the fiscal year 2010 notice of final rulemaking for the IRF-PPS. This rule contains Medicare pricing changes as well as new coverage requirements, including requirements for preadmission screening, post-admission evaluations, and individualized treatment planning that emphasize the role of physicians in ordering and overseeing patient care. The pricing changes are effective for Medicare discharges between October 1, 2009 and September 30, 2010 and include a 2.5% market basket update, which is the first market basket update we have received in 18 months. We have analyzed the other aspects of the CMS pricing changes and believe the remaining pricing changes will have a neutral to slightly positive impact on our Net operating revenues. In addition, the new rules include supplemental documentation requirements, including submission of patient assessment data on Medicare Advantage patients. The new coverage requirements under the rule apply to discharges occurring on or after January 1, 2010. Prior to the new rule, our clinical and business models incorporated many of the new requirements, so these changes have not resulted in material modifications to the way we admit or treat patients. We have undertaken efforts to educate and train our employees on compliance with these new requirements, including producing a comprehensive compliance guide. Although these new requirements have only been in effect for a short time, we believe we are in compliance with them. If we experience unexpected difficulty in complying with the new coverage requirements, the corresponding claims for our services may be denied in whole or in part which could have an adverse effect on our results of operations and cash flows.

Currently, Congress is considering legislation that includes reductions in market basket updates to the Medicare payment rates. See the “Healthcare Reform” section above. We cannot predict the adjustments, if any, to Medicare payment rates that Congress or CMS may make. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any downward adjustment to rates, or another pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

A basic summary of current Medicare reimbursement in our primary service areas follows:

Inpatient Rehabilitation Hospitals. Our hospitals receive Medicare reimbursements under the IRF-PPS. As discussed above, our hospitals receive fixed payment amounts per discharge under the IRF-PPS based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. With the IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, cost-effective providers.

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created a challenging operating environment for inpatient rehabilitative healthcare services. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, on May 7, 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services.

On December 29, 2007, the 2007 Medicare Act was signed, permanently setting the compliance threshold at 60% instead of 75% and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The long-term impact of the freeze at the 60% compliance threshold is positive because it allowed patient volumes to stabilize. In 2009, increased patient volumes resulting, we believe, from both our focus on standardizing sales and marketing efforts and the fact that more patients now have access to our high-quality, cost-effective inpatient rehabilitative healthcare services offset the negative impact of the pricing roll-back that expired September 30, 2009.

Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent the most significant challenges to our business, our operations are also affected by coverage rules and determinations. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. The new CMS coverage rules discussed above and effective as of January 1, 2010 require inpatient rehabilitation services to be ordered by a qualified rehabilitation physician and be coordinated by an interdisciplinary team meeting prescribed by the rules. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide required rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services. CMS has also noted that it is considering specific standards governing the use of group therapies. For individual claims, Medicare contractors make coverage determinations regarding medical necessity which can represent more restrictive interpretations of the CMS coverage rules. We cannot predict how these new CMS coverage rules or any new local coverage determinations will affect us.

On December 8, 2003, The Medicare Modernization Act of 2003 authorized CMS to conduct a demonstration program known as the Medicare Recovery Audit Contractor (“RAC”) program. This demonstration was first initiated in three states (California, Florida, and New York) and authorizes CMS to contract with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors, and the contracted RACs are paid a percentage of the overpayments recovered. On December 20, 2006, the Tax Relief & Health Care Act of 2006 directed CMS to expand the RAC program to the rest of the country by 2010. The new RACs were announced on October 6, 2008, and the RACs began their audit processes in late 2009 for providers in general. Among other changes in the permanent program, the new RACs will receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. We have undertaken significant efforts through training and education to ensure compliance with coding and coverage rules. These RAC audits will initially focus on coding errors. For several years, as part of our obligations under the corporate integrity agreement with the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”), we have obtained independent third-party reviews of our coding accuracy. Despite our belief that our coding of patients is accurate, these RAC audits may lead to assertions that we have been underpaid or overpaid by Medicare in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how this new program will affect us.

Outpatient Services. Our outpatient services are primarily reimbursed under the physician fee schedule. In late 2009, Congress provided for a two-month 0% update to the calendar year 2010 physician fee schedule effective for January 1, 2010 through February 28, 2010. If Congress does not again act to set aside implementation of previously adopted reductions to the physician fee schedule, the outpatient payment formula will decrease by approximately 21% beginning March 1, 2010. We cannot predict what, if any, action Congress will take on the physician fee schedule, and we cannot predict how future Congressional action or inaction on the physician fee schedule will affect us.

Long-Term Acute Care Hospitals. LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a hospital to qualify as an LTCH, Medicare patients discharged from the hospital in any given cost reporting year must have an average length-of-stay in excess of 25 days, among other requirements. LTCHs are currently reimbursed under a prospective payment system (“LTCH-PPS”) pursuant to which Medicare classifies patients into distinct Medicare Severity diagnosis-related groups (“MS-LTC-DRGs”) based upon specific clinical characteristics and expected resource needs. There are adjustments to the Medicare payments based on high-cost outliers, short-stay outliers, and other factors. A hospital that fails to qualify as an LTCH will be reimbursed at what is generally a lower rate under the acute care inpatient prospective payment system.

The 2007 Medicare Act, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), mandates significantly expanded medical necessity reviews for LTCH patients but provides regulatory relief to LTCHs to ensure continued access to current long-term acute care hospital services, while also imposing a moratorium on the development of new long-term acute care hospitals during this period. In particular, the 2007 Medicare Act, as amended, prevented CMS from implementing its new payment reduction provision for short-stay outlier cases and its extension of the 25% referral limitation threshold to all LTCHs, including freestanding LTCHs like ours, that was included in the final CMS rule for rate year 2008. The postponement of the short-stay outlier reductions and the referral limitation threshold as it applies to five of our six freestanding LTCHs expires June 30, 2010, and March 31, 2011 for the other, unless Congress acts again. See “Regulation – Hospital Within Hospital Rules” section below for a further discussion of this rule.

On August 27, 2009, CMS published in the federal register final regulations that updated payment rates under the LTCH-PPS for rate year 2010, which are effective for discharges occurring on or after October 1, 2009 through September 30, 2010 and include a 2.5% market basket update less an adjustment of 0.5% to account for changes in documentation and coding practices. These final regulations also included an interim final rule implementing provisions of the ARRA discussed above and making changes to the table of MS-LTC-DRG relative weights and other payment provisions under the LTCH-PPS. These final regulations did not materially impact our Net operating revenues in 2009, nor is it expected to materially impact our 2010 Net operating revenues.

Medicaid Reimbursement

Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2009, Medicaid payments represented only 2.1% of our consolidated Net operating revenues.

Managed Care and Other Discount Plans

All of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. For further discussion of Medicare Advantage, or “managed” Medicare, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations.” Managed care contracts typically have terms of between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. While some of our contracts provide for annual rate increases of three to five percent, we cannot provide any assurance we will continue to receive increases. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.

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

Most of our facilities provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as accreditation standards of the Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations) and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities.

We maintain a comprehensive compliance program that is designed to meet or exceed applicable federal guidelines and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees and encourage all employees to report any violations to their supervisor, or a toll-free telephone hotline.

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

Certificates of Need

In some states where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory agencies under a “certificate of need” or “CON” law. As of December 31, 2009, approximately 47% of our licensed beds are located in states that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals and LTCHs, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity commitments as a condition for approving a certificate of need. Any time a certificate of need is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.

We potentially face opposition any time we initiate a certificate of need project or seek to acquire an existing facility or certificate of need. This opposition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed CON project. Opposition to our applications may delay or prevent our future addition of beds or hospitals in given markets. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition, including in markets where we hold a CON and a competitor is seeking an approval. We have generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance we will achieve similar success in the future.

False Claims

The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government, and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act. Many states have also adopted similar laws relating to state government payments for healthcare services. For additional discussion, see Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Relationships with Physicians and Other Providers

Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal criminal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). In addition to federal criminal sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation, or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

Some of our rehabilitation hospitals are owned through joint ventures with institutional healthcare providers that may be in a position to make or influence referrals to our hospitals. In addition, we have a number of relationships with physicians and other healthcare providers, including management or service contracts. Even though some of these investment relationships and contractual relationships may not meet all of the regulatory requirements to fall within the protection offered by a relevant safe harbor, we do not believe we engage in activities that violate the Anti-Kickback Law. However, there can be no assurance such violations may not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.

For example, we have entered into agreements to manage many of our hospitals that are owned by partnerships. Most of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and comply with the Anti-Kickback Law.

Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, or radiology services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing for those referred services. Violators of the Stark statute and regulations may be subject to recoupments, civil monetary sanctions (up to $15,000 for each violation and assessments equal to three times the value of each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.

CMS has issued several phases of final regulations implementing the Stark law. While these regulations help clarify the requirements of the exceptions to the Stark law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. Recent changes to the regulations implementing the Stark law further restrict the types of arrangements that facilities and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services “under arrangements.” We may be required to restructure or unwind some of our arrangements because of these changes. Because many of these laws and their implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet an exception to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.

Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance that our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth hospitals. Even the assertion of a violation could have a material adverse effect upon our business, financial position, results of operations or cash flows.

HIPAA

The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties.

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

With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the ARRA, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security involving protected health information. HHS is responsible for enforcing the requirement that covered entities notify individuals whose protected health information has been improperly disclosed. In certain cases, notice of a breach is required to be made to HHS and media outlets. The heightened penalties for noncompliance range from $100 to $50,000 for single incidents to $25,000 to $1,500,000 for multiple identical violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties are not subject to a statutory maximum.

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

Hospital Within Hospital Rules

CMS has enacted multiple regulations governing “hospital within hospital” arrangements for inpatient rehabilitation hospitals and LTCHs. These regulations provide, among other things, that if a long-term acute care “hospital within hospital” has Medicare admissions from its host hospital that exceed a threshold of 25% (or an adjusted percentage for certain rural or Metropolitan Statistical Area dominant hospitals) of its Medicare discharges for its cost-reporting period, the LTCH will receive an adjusted payment for its Medicare patients of the lesser of (1) the otherwise full payment under the LTCH-PPS or (2) a comparable payment that Medicare would pay under the acute care inpatient prospective payment system. In determining whether an LTCH meets the 25% threshold criterion, patients transferred from the host hospital that have already qualified for outlier payments at that acute host would not count as part of the host hospital’s allowable percentage. Cases admitted from the host hospital before the LTCH crosses the 25% threshold will be paid under the LTCH-PPS. Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain “hospital within hospital” requirements in order to maintain their excluded status and not be subject to the acute care inpatient prospective payment system.

On July 1, 2007, CMS regulations extended the 25% referral limitation applicable to “hospital within hospital” locations to freestanding, satellite, and grandfathered LTCHs. All of our LTCHs are freestanding. The 2007 Medicare Act and the ARRA adopted in February 2009, together, modified and delayed implementation of this extension of the rule and certain other portions of the “hospital within hospital” rules applicable to cost report periods through June 30, 2010 for five of our six LTCHs and March 31, 2011 for the other. These regulations did not materially impact our Net operating revenues in 2009. However, if Congress does not act to delay the implementation further this year, these new program policies may materially impact our Net operating revenues in the future. If postponed again this year, we cannot predict when or how these new program policies will affect us in the future.

Available Information

Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments we file or furnish with respect to any such reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Item 1A.	Risk Factors

Our business, operations, and financial position are subject to various risks. Some of these risks are described below, and you should take such risks into account in evaluating HealthSouth or any investment decision involving HealthSouth. This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning other risk factors as well as those described below is contained in other sections of this annual report.

Reductions or changes in reimbursement from government or third-party payors and other legislative and regulatory changes affecting our industry could adversely affect our operating results.

We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on and, in some cases, significant reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. For the period from April 1, 2008 through September 30, 2009, the 2007 Medicare Act reduced the Medicare reimbursement levels for inpatient rehabilitation hospitals to the levels existing in the third quarter of 2007. The Centers for Medicare and Medicaid Services (“CMS”) updated the fiscal year 2010 Medicare reimbursement rates for inpatient rehabilitation facilities with a 2.5% market basket increase effective October 1, 2009. However, there can be no assurance that future governmental initiatives will not result in additional pricing roll-backs or freezes, either generally or specifically targeted at the 2010 market basket increase.

At the time of this writing, the U.S. Senate and House of Representatives have passed healthcare reform bills that differ significantly from each other. Both bills, however, attempt to address the issues of increasing access to and affordability of healthcare, increasing effectiveness of care, reducing inefficiencies and costs, emphasizing preventive care, and enhancing the fiscal sustainability of the federal healthcare programs. Several of the provisions of the bills could have an impact on our business. We believe the three issues with the greatest potential impact are: (1) reducing annual market basket updates to providers, (2) combining, or “bundling,” of acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Medicare Advisory Board.

Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. Currently, the matter of healthcare reform continues to be debated by lawmakers, and we are unable to provide guidance on what any final legislation will be. While many of the stated goals of the reform initiatives are consistent with our own goal to provide care that is high-quality and cost-effective, new legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, and adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted and implemented, or the effect any future legislation or regulation will have on us.

If we are not able to maintain increased case volumes to offset any future pricing roll-back or freeze or increased costs associated with new regulatory compliance obligations, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare program, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Healthcare Reform” and “Sources of Revenues—Medicare Reimbursement.”

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

Additionally, our third-party payors may, from time to time, request audits of the amounts paid, or to be paid, to us under our agreements with them. We could be adversely affected in some of the markets where we operate if the auditing payor alleges that substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.

The adoption of more restrictive Medicare coverage policies at the national or local levels could have an adverse impact on our ability to obtain Medicare reimbursement for inpatient rehabilitation services.

Medicare providers also can be negatively affected by the adoption of coverage policies, either at the national or local levels, describing whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. In the absence of a national coverage determination, Medicare contractors may specify more restrictive criteria than otherwise would apply nationally. The Centers for Medicare and Medicaid Services is implementing new inpatient rehabilitation hospital coverage criteria effective January 1, 2010 that will require existing local coverage policies to be updated for each Medicare contractor. We cannot predict how the adoption of modified local coverage determinations or other policies will affect us. For a discussion of the new inpatient rehabilitation hospital coverage criteria effective January 1, 2010, see Item 1, Business, “Sources of Revenue—Medicare Reimbursement—Inpatient Rehabilitation Services.”

Competition for staffing, shortages of qualified personnel, and union activity may increase our labor costs and reduce profitability.

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

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. Union activity is another factor that contributes to increased labor costs. Various federal legislative proposals, including the proposed Employee Free Choice Act or “card check” bill, would likely result in increased union activity in general. We cannot, however, predict the form or effect of final legislation, if any, that might promote union activity. Our failure to recruit and retain qualified management, physical therapists, nurses, and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,

•	coding and billing for services,

•	requirements of the 60% compliance threshold under the 2007 Medicare Act,

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,

•	quality of medical care,

•	use and maintenance of medical supplies and equipment,

•	maintenance and security of medical records,

•	acquisition and dispensing of pharmaceuticals and controlled substances, and

•	disposal of medical and hazardous waste.

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

We may have difficulty completing acquisitions, investments, or joint ventures consistent with our growth strategy, or we may make investments or acquisitions or enter into joint ventures that may be unsuccessful and could expose us to unforeseen liabilities.

We intend to selectively pursue strategic acquisitions of, investments in, and joint ventures with rehabilitative healthcare providers and, in the longer term, with other complementary post-acute healthcare operations. Acquisitions may involve material cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities, and expenses that could affect our business, financial position, results of operations and liquidity. Acquisitions, investments, and joint ventures involve numerous risks, including:

•	limitations, including competition to make acquisitions in certain markets, on our ability to identify acquisitions that meet our target criteria,

•	limitations, including CMS and other regulatory approval requirements, on our ability to complete such acquisitions on reasonable terms and valuations,

•	limitations in obtaining financing for acquisitions at a reasonable cost,

•	difficulties integrating acquired operations, personnel, and information systems, and in realizing projected efficiencies and cost savings,

•	entry into markets in which we may have limited or no experience, and

•	exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws.

We remain a defendant in a number of lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.

Although we have settled the major litigation pending against us, we remain a defendant in a number of lawsuits, and the material lawsuits are discussed in Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our indebtedness may impair our financial condition and prevent us from fulfilling our obligations under our credit agreement and the indentures governing our senior notes.

As of December 31, 2009, we had approximately $1.6 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $101.3 million in capital leases). See Note 8, Long-term Debt, to the accompanying consolidated financial statements. We are required to use a substantial portion of our cash flow to service our debt. Our indebtedness could have important consequences, including reducing availability of our cash flow to fund working capital, capital expenditures, acquisitions, and certain other general corporate purposes. It could also make us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation, and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions.

Our credit agreement and the indentures governing our senior notes contain various covenants. For additional discussion of our material debt covenants, see Note 8, Long-term Debt, to the accompanying consolidated financial statements. If we anticipated a potential covenant violation, we would seek relief from our lenders and note holders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing debt. A default due to violation of the covenants contained within our credit agreement or senior note indentures could, if not cured, require us to immediately repay all amounts then outstanding under those debt instruments, together with accrued interest. If we were unable to pay such amounts, the lenders under our credit agreement could proceed against the collateral pledged to them. We have pledged substantially all of our assets to the lenders under our credit agreement. See Note 8, Long-term Debt, to the accompanying consolidated financial statements, and Item 2, Properties.

In addition, our credit agreement requires us to satisfy specified financial covenants. See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenants. Although we remained in compliance with the financial covenants as of December 31, 2009, there can be no assurance we will continue to be. A severe downturn in earnings or a rapid increase in interest rates could impair our ability to comply with the financial covenants contained in our credit agreement.

We are also subject to numerous contingent liabilities, to prevailing economic conditions, and to financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt agreements. Subject to specified limitations, our senior note indentures and our credit agreement permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described above could intensify.

Uncertainty in the global credit markets could adversely affect our ability to carry out our deleveraging and development objectives.

The global credit markets experienced significant disruptions in 2008, and economic conditions remained volatile throughout 2009, resulting in very sensitive credit markets. Future market shocks could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. A return to recent tight credit markets would make additional financing more expensive and difficult to obtain. The inability to obtain additional financing on favorable terms could have a material adverse effect on our financial condition.

As a result of credit market uncertainty, we also face potential exposure to counterparties who may be unable to adequately service our needs, including the ability of the lenders under our credit agreement to provide liquidity when needed. We monitor the financial strength of our depositories, creditors, derivative counterparties, and insurance carriers using publicly available information, as well as qualitative service experience inputs. We are generally confident we will have access to our revolving credit facility.

We do not face near-term refinancing risk. Less than $63 million of our long-term debt is due before 2013. See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Under our term loan facility, one tranche of $452.0 million of outstanding principal matures in 2013, and the other outstanding tranche of $299.3 million of outstanding principal matures in 2015. The majority of our outstanding bonds will not mature until 2016, with another $290.0 million not due until 2020. Our revolving credit facility, under which no amounts were outstanding as of December 31, 2009, does not expire until 2012.

We may not be able to fully utilize our federal net operating loss carryforwards.

As of December 31, 2009, we had net operating loss carryforwards (“NOLs”) of approximately $1.9 billion. These NOLs may be used to offset future taxable income and thereby reduce our federal income taxes otherwise payable. While we believe we will be able to use these tax benefits before they expire over a period of twenty years, there can be no assurance that in the future we will have sufficient taxable income to do so. For further discussion of our NOLs, including the valuation allowance for them, see Note 19, Income Taxes, to the accompanying consolidated financial statements.

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% by major holders of a corporation’s stock over a three-year period. It is possible that future transactions, not all of which would be under the Company’s control, could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our results of operations and cash flows could be materially and negatively impacted.

If we fail to comply with our Corporate Integrity Agreement, or if the HHS-OIG determines we have violated federal laws governing kickbacks, false claims and self-referrals, we could be subject to severe sanctions, including substantial civil money penalties.

In December 2004, we entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”) to promote our compliance with the requirements of Medicare, Medicaid, and all other federal healthcare programs. We have also entered into two addenda to this agreement. The CIA expired at the end of 2009, subject to the HHS-OIG accepting and approving our annual report for 2009 that we intend to submit in the first half of 2010. Under the agreement and addenda, we are subject to certain administrative requirements and are subject to review of certain Medicare cost reports and reimbursement claims by an Independent Review Organization (see Note 22, Settlements, to the accompanying consolidated financial statements).

We believe we have complied with the requirements of the CIA on a timely basis, and to date, there are no objections or unresolved comments from the HHS-OIG relating to our annual reports. However, failure to meet our obligations under the CIA could result in stipulated financial penalties or extension of the term of the CIA. A determination by the HHS-OIG that we failed to comply with the material terms of the CIA could lead to exclusion from further participation in federal healthcare programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues. Further, if the HHS-OIG determines we have violated the anti-kickback laws, the False Claims Act, or the federal Stark statute’s general prohibition on physician self-referrals, we may be subject to significant civil monetary penalties and may be excluded from further participation in federal healthcare programs. Any of these sanctions would have a material adverse effect on our business, financial position, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.           Properties

We maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama. We occupy those office premises under a long-term lease which expires in 2018 and includes options for us, at our discretion, to renew the lease for up to ten years in total beyond that date.

In addition to our principal executive office, as of December 31, 2009, we leased or owned through various consolidated entities 137 business locations to support our operations. Our hospital leases, which represent the largest portion of our rent expense, have average initial terms of 15 to 20 years. Most of our leases contain one or more options to extend the lease period for up to five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our principal executive offices, none of our other properties is materially important.

The following table sets forth information regarding our hospital properties as of December 31, 2009:

			Number of Hospitals
State	Licensed Beds		Owned	Leased	Total
Alabama *	371		1	5	6
Arizona	315		1	5	6
Arkansas	207		1	3	4
California	108		1	1	2
Colorado	64		-	1	1
Florida *	793		6	4	10
Illinois *	50		-	1	1
Indiana	80		-	1	1
Kansas	224		1	2	3
Kentucky *	80		-	2	2
Louisiana	217		3	-	3	(1)
Maine *	100		-	1	1
Maryland *	54		1	-	1
Massachusetts *	53		1	1	2
Missouri *	140		-	2	2
Nevada	219		3	-	3
New Hampshire *	50		-	1	1
New Jersey *	229		1	2	3
New Mexico	87		1	-	1
Pennsylvania	931		4	7	11
Puerto Rico *	72		-	2	2
South Carolina *	310		1	4	5
Tennessee *	370		3	3	6
Texas	1,026		10	4	14
Utah	84		1	-	1
Virginia *	170		1	3	4
West Virginia *	248		1	3	4
	6,652	(2)	42	58	100

*	Certificate of Need State

(1)
The information for Louisiana includes the assets of Baton Rouge Rehab, Inc., including the related 80-bed hospital property, which were the subject of a definitive sale agreement, dated December 31, 2009, and were classified as assets held for sale as of December 31, 2009. The sale transaction closed on January 29, 2010.

(2)	Excludes 211 licensed beds associated with hospitals accounted for under the equity method of accounting.

We and those of our subsidiaries that are guarantors under our credit agreement have pledged substantially all of our property as collateral to secure the performance of our obligations under our credit agreement and, accordingly, have agreed to enter into mortgages with respect to our current and future acquired material real property (excluding real property subject to preexisting liens and/or mortgages). For additional information about our credit agreement, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating stats can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe compliance with such statutes and ordinances will materially affect our business, financial position, results of operations, or cash flows.

Item 3.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements, each of which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2008 through December 31, 2009.

	High	Low
2008
First Quarter	$21.70	$15.20
Second Quarter	20.20	16.56
Third Quarter	19.98	15.01
Fourth Quarter	18.36	7.20

2009
First Quarter	$11.88	$6.71
Second Quarter	14.66	8.13
Third Quarter	16.54	12.76
Fourth Quarter	20.00	14.45

Holders

As of February 12, 2010, there were 93,302,876 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 5,305 holders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit agreement (see Note 8, Long-term Debt, to the accompanying consolidated financial statements) restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. We currently anticipate that future earnings will be retained to finance our operations and reduce debt. However, our preferred stock generally provides for the payment of cash dividends subject to certain limitations. See Note 11, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K was previously included in our Current Report on Form 8-K filed on September 21, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities

The following table summarizes our repurchases of equity securities during the three months ended December 31, 2009:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

October 1 through October 31, 2009	4,374	$17.36	–	–
November 1 through November 30, 2009	–	–	–	–
December 1 through December 31, 2009	–	–	–	–
Total	4,374	17.36	–	–

(1)	Shares in this column were tendered by an employee as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Company Stock Performance

Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), the Morgan Stanley Health Care Provider Index (“RXH”), an equal-dollar weighted index of 16 companies involved in the business of hospital management and medical/nursing services, and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 25 companies in healthcare services that are also part of the S&P Total Market Index and rank in the top 90% of their relevant industry by float-adjusted market capitalization. Going forward, SPSIHP will replace RXH as our industry index for comparison purposes. We believe the SPSIHP is more relevant to our investors because in 2009 our compensation committee selected that index as a benchmark for our long-term incentive program and because we believe the companies comprising that index represent a more comprehensive list of healthcare providers. The graph assumes $100 invested on December 31, 2004 in our common stock and each of the indices. We did not pay dividends during that time period and do not plan to pay dividends.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of HealthSouth’s common stock. Research Data Group, Inc. provided us with the data for the indices presented below. We assume no responsibility for the accuracy of the indices data, but we are not aware of any reason to doubt its accuracy.

	For the Year Ended December 31,
	Base
	Period	Cumulative Total Return
Company/Index Name	2004	2005	2006	2007	2008	2009
HealthSouth Corporation	100.00	78.03	72.13	66.88	34.90	59.78
Standard & Poor's 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
S&P Health Care Services Select Industry Index	100.00	132.37	139.27	218.29	181.42	255.29
Morgan Stanley Health Care Provider Index	100.00	109.28	112.29	101.25	78.67	102.33

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2009, 2008, and 2007 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2006 and 2005, as adjusted for discontinued operations and the reclassification of noncontrolling interests, from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2006. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below:

•
Certain previously reported financial results have been reclassified to conform to the current year presentation. These reclassifications primarily relate to operations reflected as discontinued operations and the retrospective application of accounting guidance related to noncontrolling interests. See the “Noncontrolling Interests in Consolidated Affiliates” section of Note 1, Summary of Significant Accounting Policies, and Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements for additional information.

•
Depreciation and amortization in 2008 includes the acceleration of approximately $10 million of depreciation associated with our corporate campus that was sold in March 2008. See Note 5, Property and Equipment, to the accompanying consolidated financial statements.

•
The impairment charges recorded in 2007, 2006, and 2005 primarily related to the Digital Hospital, an incomplete 13-story building located on the property we sold to Daniel Corporation in March 2008, and represented the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building which shared the construction site. The impairment of the Digital Hospital in each year was determined using either its estimated fair value based on the estimated net proceeds we expected to receive in a sale transaction or using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios. See Note 5, Property and Equipment, to the accompanying consolidated financial statements for additional information.

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

On December 8, 2006, we entered into an agreement with the derivative plaintiffs’ attorneys to resolve the amounts owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement (as defined and discussed in Note 22, Settlements, to the accompanying consolidated financial statements). Under this agreement, we agreed to pay the derivative plaintiffs’ attorneys $32.5 million on an aggregate basis for both claims. We paid approximately $11.5 million of this amount in 2006, with the remainder paid in 2007, using amounts received from Mr. Scrushy in the above referenced award.

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

•
As a result of the UBS Settlement, we recorded a $121.3 million gain in our 2008 consolidated statement of operations. For additional information, see Note 22, Settlements, to the accompanying consolidated financial statements.

•
As a result of a dispute and lease termination associated with Braintree Rehabilitation Hospital in Braintree, Massachusetts and New England Rehabilitation Hospital in Woburn, Massachusetts, we recorded a $30.5 million net gain on lease termination during 2005. This net gain is included in Occupancy costs in our 2005 consolidated statement of operations.

•
Government, class action, and related settlements expense includes amounts related to litigation and settlements with various entities and individuals. In each year, this line item primarily includes amounts associated with our securities litigation settlement. In 2005, we recorded a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements expense under the then-proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. In each year subsequent to 2005, we adjusted this liability to reflect the fair market value of the common stock and warrants underlying this settlement as of each reporting date. The common stock and warrants associated with this settlement were issued in September 2009.

•
For additional information related to this line item, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

•
Professional fees – accounting, tax, and legal includes fees arising from our prior reporting and restatement issues. Specifically, these fees include legal fees for litigation defense and support matters, tax preparation and consulting fees for various tax projects, and fees for professional services to support the preparation of our periodic reports filed with the SEC (excluding 2009 and 2008). For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
As stated throughout this report, we have been focused on reducing debt. As a result of various recapitalization transactions and debt prepayments, we have recorded net losses on early debt extinguishment. Specifically, during 2006, we recorded a $365.6 million net loss on early extinguishment of debt due to the completion of a private offering of senior notes in June 2006 and a series of recapitalization transactions during the first quarter of 2006. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

•
As discussed in more detail in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, we maintain two interest rate swaps that effectively convert the variable rate of our credit agreement to a fixed interest rate. Fair value adjustments and quarterly settlements for these swaps are included in the line item Loss on interest rate swaps in the consolidated statements of operations.

•
For information related to our Provision for income tax (benefit) expense, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Income Taxes, to the accompanying consolidated financial statements.

•
Our Income from discontinued operations, net of tax in 2007 included post-tax gains on the divestitures of our surgery centers, outpatient, and diagnostic divisions. For additional information, see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
		(As Adjusted)
	(In Millions, Except Per Share Data)
Income Statement Data:
Net operating revenues	$1,911.1	$1,829.5	$1,723.5	$1,680.8	$1,719.8

Salaries and benefits	948.8	928.2	857.5	813.0	800.9
Other operating expenses	271.4	264.9	241.0	220.3	253.0
General and administrative expenses	104.5	105.5	127.9	141.3	164.3
Supplies	112.4	108.2	99.6	99.7	101.5
Depreciation and amortization	70.9	82.4	74.8	83.4	86.2
Impairment of long-lived assets	-	0.6	15.1	9.7	30.8
Recovery of amounts due from Richard M. Scrushy	-	-	-	(47.8)	-
Recovery of amounts due from Meadowbrook	-	-	-	-	(37.9)
Gain on UBS Settlement	-	(121.3)	-	-	-
Occupancy costs	47.6	48.8	51.4	53.3	10.6
Provision for doubtful accounts	33.1	27.0	33.2	44.9	31.2
Loss on disposal of assets	3.5	2.0	5.9	6.4	11.7
Government, class action, and related settlements expense	36.7	(67.2)	(2.8)	(4.8)	215.0
Professional fees—accounting, tax, and legal	8.8	44.4	51.6	161.4	169.1
Loss on early extinguishment of debt	12.5	5.9	28.2	365.6	-
Interest expense and amortization of debt discounts and fees	125.8	159.5	229.4	234.0	234.2
Other income	(3.4)	-	(15.5)	(9.4)	(16.6)
Loss on interest rate swaps	19.6	55.7	30.4	10.5	-
Equity in net income of nonconsolidated affiliates	(4.6)	(10.6)	(10.3)	(8.7)	(12.3)
Income (loss) from continuing operations before income tax (benefit) expense	123.5	195.5	(93.9)	(492.0)	(321.9)
Provision for income tax (benefit) expense	(3.2)	(70.1)	(322.4)	22.4	19.6
Income (loss) from continuing operations	126.7	265.6	228.5	(514.4)	(341.5)
Income (loss) from discontinued operations, net of tax	2.1	16.2	490.2	(16.9)	(6.0)
Net income (loss)	128.8	281.8	718.7	(531.3)	(347.5)
Less: Net income attributable to noncontrolling interests	(34.0)	(29.4)	(65.3)	(93.7)	(98.5)
Net income (loss) attributable to HealthSouth	94.8	252.4	653.4	(625.0)	(446.0)
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)	(22.2)	-
Net income (loss) attributable to HealthSouth common shareholders	$68.8	$226.4	$627.4	$(647.2)	$(446.0)
Weighted average common shares outstanding:
Basic	88.8	83.0	78.7	79.5	79.3
Diluted	103.3	96.4	92.0	90.3	79.6
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to HealthSouth common shareholders	$0.76	$2.53	$2.17	$(7.08)	$(4.83)
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.20	5.80	(1.06)	(0.79)
Net income (loss) attributable to HealthSouth common shareholders	$0.77	$2.73	$7.97	$(8.14)	$(5.62)
Diluted:
Income (loss) from continuing operations attributable to HealthSouth common shareholders	$0.76	$2.45	$2.14	$(7.08)	$(4.83)
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.17	4.96	(1.06)	(0.79)
Net income (loss) attributable to HealthSouth common shareholders	$0.77	$2.62	$7.10	$(8.14)	$(5.62)

Amounts attributable to HealthSouth:
Income (loss) from continuing operations	$93.3	$235.8	$197.1	$(540.7)	$(383.2)
Income (loss) from discontinued operations, net of tax	1.5	16.6	456.3	(84.3)	(62.8)
Net income (loss) attributable to HealthSouth	$94.8	$252.4	$653.4	$(625.0)	$(446.0)

	As of December 31,
	2009	2008	2007	2006	2005
		(As Adjusted)
	(In Millions)
Balance Sheet Data:
Working capital (deficit)	34.8	(63.5)	(333.1)	(381.3)	(235.5)

Total assets	1,681.5	1,998.2	2,050.6	3,360.8	3,595.3

Long-term debt, including current portion	1,662.5	1,813.2	2,039.4	3,371.7	3,353.9

Convertible perpetual preferred stock	387.4	387.4	387.4	387.4	-

HealthSouth shareholders' deficit	(974.0)	(1,169.4)	(1,554.5)	(2,184.6)	(1,540.7)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and related notes. See “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors.

This MD&A is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements.

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of December 31, 2009, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 40 outpatient rehabilitation satellites (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage six inpatient rehabilitation units through management contracts. Our inpatient hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, Alabama, and Arizona.

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injury, spinal cord injury, and neurological disorders, that are non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled physicians, nurses, and physical, occupational, and speech therapists utilize the latest in equipment and techniques to return patients to home and work. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to what we believe is a higher level of care and superior outcomes.

 Net patient revenue from our hospitals increased 5.6% from 2008 to 2009 due primarily to a 5.4% year-over-year increase in inpatient discharges. Same store discharges experienced growth of 4.8% from 2008 to 2009. Operating earnings (as defined in Note 24, Quarterly Data (Unaudited), to the accompanying consolidated financial statements) for 2009 and 2008 were $244.6 million and $386.8 million, respectively. Operating earnings for the year ended December 31, 2008 included gains of $188.5 million associated with Government, class action, and related settlements expense, including the Gain on UBS Settlement (see Note 22, Settlements, to the accompanyingconsolidated financial statements). Net cash provided by operating activities was $406.1 million and $227.2 million for the years ended December 31, 2009 and 2008, respectively. Cash flows during 2009 included $73.8 million related to the net cash proceeds from the UBS Settlement and the receipt of $63.7 million in income tax refunds (see Note 19, Income Taxes, and Note 22, Settlements, to the accompanying consolidated financial statements). See the “Results of Operations” section of this Item for additional information.

Throughout 2009, we focused our efforts on providing high-quality, cost-effective care, enhancing the operations of our inpatient rehabilitation hospitals, sustaining discharge growth, and growing our business organically through increased market share and capacity expansions. The collapse of the credit markets in 2008 contributed to a tight credit market for most of 2009, requiring us to balance pursuing development opportunities against our deleveraging priority. While doing so, we reduced our total debt outstanding by approximately $151 million and improved our overall debt profile by amending our credit agreement to extend the maturity of a portion of our term loan facility and by refinancing a portion of our outstanding senior notes, which also reduced our exposure to floating interest rates. See this Item, “Liquidity and Capital Resources,” Note 2, Liquidity, and Note 8, Long-term Debt, to the accompanying consolidated financial statements for additional information.

As we made strides in reducing our debt and saw some improvement in the credit markets, we began to shift our strategy to pursuing disciplined development opportunities. Our development projects in 2009 included: opening a new, 40-bed freestanding inpatient rehabilitation hospital in Mesa, Arizona in the third quarter of 2009; beginning construction on our new, 40-bed inpatient rehabilitation hospital in Loudoun County, Virginia; and announcing that our joint venture with Wellmont Health System received a certificate of need to open a new, 25-bed inpatient rehabilitation hospital in Bristol, Virginia. We expect operations to commence in those Virginia locations in the second and third quarters of 2010, respectively. In addition, we acquired an inpatient rehabilitation unit in Altoona, Pennsylvania through a newly formed joint venture and relocated its operations to one of our hospitals and acquired, effective January 1, 2010, a 23-bed inpatient rehabilitation unit in Little Rock, Arkansas through an existing joint venture in which we participate.

We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages. In addition, the number of patients who qualify for inpatient rehabilitative care under Medicare rules is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Key Challenges

While we met our operational goals in 2009, the following are some of the challenges we are addressing:

•
Leverage and Liquidity. Our primary sources of liquidity are cash on hand, cash flows from operations (which were $406.1 million during the year ended December 31, 2009, including $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $63.7 million in income tax refunds, as discussed below), and borrowings under our $400 million revolving credit facility. As of December 31, 2009, we had $80.9 million in Cash and cash equivalents. This amount excluded $67.8 million in Restricted cash and $21.0 million of restricted marketable securities. As of December 31, 2009, no amounts were drawn on our revolving credit facility.

While we have improved our leverage and liquidity, further deleveraging is, and will continue to be, a strategic focus. During the year ended December 31, 2009, we reduced our total debt outstanding by approximately $151 million and increased our Cash and cash equivalents by approximately $49 million. During 2010, we will continue to analyze our balance sheet, and we will use our available cash in a manner that provides the most beneficial impact to our capital structure, including further debt reduction and deleveraging. We believe our higher Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage.

For additional information regarding our leverage and liquidity, see the “Liquidity and Capital Resources” section of this Item and Note 2, Liquidity, and Note 8, Long-term Debt, to the accompanying consolidated financial statements. See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for a discussion of risks and uncertainties facing us.

•
Highly Regulated Industry. Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created challenges for inpatient rehabilitative providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, and as reported previously, while The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 signed on December 29, 2007 may have stabilized much of the volatility in patient volumes created by setting the compliance threshold of the 75% Rule at 60%, it also included a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007 (the Medicare pricing “roll-back”). See Item 1, Business, “Sources of Revenue,” for additional information. During the period of the Medicare pricing roll-back, we incurred increased costs, including costs associated with providing annual merit increases and benefits to our employees, without a corresponding increase to our Medicare reimbursement. This Medicare pricing roll-back expired on September 30, 2009.

On August 7, 2009, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register the fiscal year 2010 notice of final rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This rule contains Medicare pricing changes as well as new coverage requirements. The pricing changes are effective for Medicare discharges between October 1, 2009 and September 30, 2010 and include a 2.5% market basket update, which was the first market basket update we had received in 18 months. However, as discussed below, the various healthcare bills being discussed in Congress include reductions to market basket updates for providers as a means of helping to pay for healthcare reform. Accordingly, it is possible this market basket update could be reduced by Congress. See Item 1, Business, “Sources of Revenues,” for information related to market basket updates.

We have analyzed the other aspects of the fiscal year 2010 final rule and believe the remaining changes will have a neutral to slightly positive impact on our Net operating revenues. The new coverage requirements under the rule apply to discharges occurring on or after January 1, 2010. Prior to the new rule, our hospitals already operated using many of the new requirements, so these changes have not resulted in material modifications to our clinical or business models. Although these new requirements have only been in effect for a short time, we believe we are in compliance with them.

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

•
Potential Impact of Healthcare Reform. Although President Obama has identified healthcare reform as a major domestic priority, and Congress has devoted considerable effort to drafting healthcare reform legislation, at the time of this writing, no specific healthcare reform legislation has been adopted. The future of healthcare reform appears uncertain at this time. Many issues are being discussed within the context of healthcare reform, several of which could have an impact on our business. The three issues with the greatest potential impact are: (1) reducing annual market basket updates to providers,

(2) combining, or"bundling," of acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Medicare Advisory Board.

With respect to future reductions to market basket updates, and as previously noted, while no specific healthcare legislation has been adopted at this time, the healthcare reform bills that have been passed by both the U.S. Senate and the House of Representatives include some kind of reduction to market basket updates. While we cannot be certain of the magnitude of these potential market basket reductions, or if they will be enacted, we will be working with other providers, as well as other interested parties, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

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

There has also been discussion of establishing an “Independent Medicare Advisory Board” that would be charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. At this point, it is difficult to determine whether this board will be enacted into law, and, if so, how it would function. Similar to the reform concerns discussed above, we will continue to work with other providers, as well as other parties who have a vested interest, to help ensure they do not compromise our ability to provide high-quality services to the patients we serve.

•
Staffing. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have refined our comprehensive benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. As a result of our efforts, we are experiencing improved retention rates and reduced turnover. Going forward, recruiting and retaining qualified personnel for our hospitals will remain a high priority for us.

We also are monitoring efforts in Congress that could make it more difficult for employees to avoid or reject labor organization. At this time, it is not clear whether, when, or in what form, such legislation might be enacted into law, nor are we able to predict the impact, if any, this legislation would have on our business, if enacted.

Business Outlook

As previously noted, the inpatient rehabilitation sector of the healthcare industry is an attractive market: the aging demographics of the U.S. population coupled with an approximate 2% projected annual growth rate in the number of patients who qualify for inpatient rehabilitative care under Medicare rules create a favorable business environment for us. As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on our broad base of clinical expertise, the quality of our clinical outcomes, the application and leverage of rehabilitative technology, and the standardization of best practices that result in high-quality, cost-effective care for the patients we serve.

Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage our balance sheet; (2) provide high-quality, cost-effective care; (3) grow organically; (4) pursue acquisitions on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry.

During the year ended December 31, 2009, we reduced our total debt outstanding by approximately $151 million, and we believe our higher Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our debt and leverage. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents and the availability of our revolving credit facility. In addition, and as discussed in the “Liquidity and Capital Resources” section of this Item, we do not face near-term refinancing risk.

We believe our ability to continue to grow at a faster rate than the rest of the industry is attributable to our higher level of care and is sustainable. In addition, the majority of patients we serve have medical conditions, such as strokes, hip fractures, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting.

Healthcare providers are under increasing pressure to control healthcare costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We continue to actively manage these expenses. We will continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

While deleveraging will remain a priority, our deleveraging efforts in 2010 will focus on growing Adjusted Consolidated EBITDA through organic growth and disciplined expansion. Our organic growth will result from increasing our market share of inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. During 2010, our Adjusted Consolidated EBITDA will also benefit from our 2009 development activities, as described above. In addition to organic growth, we will pursue acquisitions, joint ventures, and market consolidations of inpatient rehabilitation hospitals, and we will continue to look for appropriate markets for de-novo sites. For any de-novo project we decide to pursue, we may work with third parties willing to assume the majority of the financing risks associated with these projects.

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

In summary, we believe the business outlook is positive. We will continue to monitor the economic and regulatory climates and focus on initiatives designed to control costs. We anticipate we will be able to continue to generate strong cash flows that will be directed toward opportunistic, disciplined expansion and growth of our inpatient business and debt reduction, which we believe will bring long-term, sustainable growth and returns to our stockholders. Finally, we will continue to work with the acute hospital and post-acute care provider communities, as well as other interested parties, to bring positive healthcare reform that rewards healthcare providers, like HealthSouth, that strive to provide high-quality, cost-effective services to patients who need these services.

Results of Operations

During 2009, 2008, and 2007, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2009	2008	2007
Medicare	67.9%	67.2%	67.8%
Medicaid	2.1%	2.2%	2.0%
Workers’ compensation	1.6%	2.1%	2.3%
Managed care and other discount plans	23.1%	22.4%	20.5%
Other third-party payors	2.7%	3.5%	4.0%
Patients	1.2%	1.0%	1.1%
Other income	1.4%	1.6%	2.3%
Total	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, low-cost providers. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.

Over the past few years, we have experienced an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” category in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, or “Medicare Advantage.” The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsored organization, or an insurance plan operated in conjunction with a medical savings account. While we expect our payor mix will remain heavily weighted towards traditional Medicare, we expect this increase of patients in managed Medicare and private fee-for-service plans will continue. However, the future of Medicare Advantage will be determined, ultimately, by Congress, and any changes to Medicare Advantage may have an impact on this trend.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

Certain financial results have been reclassified to conform to the current year presentation. During 2009, we terminated the leases associated with certain rental properties and reached an agreement to sell one of our hospitals to a third party. As a result, we reclassified our consolidated balance sheet as of December 31, 2008 to show the assets and liabilities of these facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to include these properties and their results of operations as discontinued operations.

As of January 1, 2009, we reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth.

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net income of nonconsolidated affiliates, which resulted in an understatement of both our Income (loss) from continuing operations before income tax benefit and our Net income of approximately $4.5 million for the year ended December 31, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the consolidated financial statements as of December 31, 2009 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

As discussed in the “Results of Discontinued Operations” section of this Item and Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements, we divested our surgery centers, outpatient, and diagnostic divisions during 2007. Because we did not allocate corporate overhead by division, our operating results for the year ended December 31, 2007 reflect overhead costs associated with managing and providing shared services to these divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations.

As discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements, due to the requirements under our credit agreement to use the net proceeds from each divestiture to repay obligations outstanding under our credit agreement, we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in 2007.

From 2007 through 2009, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
		(As Adjusted)
	(In Millions)
Net operating revenues	$1,911.1	$1,829.5	$1,723.5	4.5%	6.2%
Operating expenses:
Salaries and benefits	948.8	928.2	857.5	2.2%	8.2%
Other operating expenses	271.4	264.9	241.0	2.5%	9.9%
General and administrative expenses	104.5	105.5	127.9	(0.9%)	(17.5%)
Supplies	112.4	108.2	99.6	3.9%	8.6%
Depreciation and amortization	70.9	82.4	74.8	(14.0%)	10.2%
Impairment of long-lived assets	-	0.6	15.1	(100.0%)	(96.0%)
Gain on UBS Settlement	-	(121.3)	-	(100.0%)	N/A
Occupancy costs	47.6	48.8	51.4	(2.5%)	(5.1%)
Provision for doubtful accounts	33.1	27.0	33.2	22.6%	(18.7%)
Loss on disposal of assets	3.5	2.0	5.9	75.0%	(66.1%)
Government, class action, and related settlements expense	36.7	(67.2)	(2.8)	(154.6%)	2,300.0%
Professional fees—accounting, tax, and legal	8.8	44.4	51.6	(80.2%)	(14.0%)
Total operating expenses	1,637.7	1,423.5	1,555.2	15.0%	(8.5%)
Loss on early extinguishment of debt	12.5	5.9	28.2	111.9%	(79.1%)
Interest expense and amortization of debt discounts and fees	125.8	159.5	229.4	(21.1%)	(30.5%)
Other income	(3.4)	-	(15.5)	N/A	(100.0%)
Loss on interest rate swaps	19.6	55.7	30.4	(64.8%)	83.2%
Equity in net income of nonconsolidated affiliates	(4.6)	(10.6)	(10.3)	(56.6%)	2.9%
Income (loss) from continuing operations before income tax benefit	123.5	195.5	(93.9)	(36.8%)	(308.2%)
Provision for income tax benefit	(3.2)	(70.1)	(322.4)	(95.4%)	(78.3%)
Income from continuing operations	126.7	265.6	228.5	(52.3%)	16.2%
Income from discontinued operations, net of tax	2.1	16.2	490.2	(87.0%)	(96.7%)
Net income	128.8	281.8	718.7	(54.3%)	(60.8%)
Less: Net income attributable to noncontrolling interests	(34.0)	(29.4)	(65.3)	15.6%	(55.0%)
Net income attributable to HealthSouth	$94.8	$252.4	$653.4	(62.4%)	(61.4%)

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2009	2008		2007
Salaries and benefits	49.6%	50.7%		49.8%
Other operating expenses	14.2%	14.5%		14.0%
General and administrative expenses	5.5%	5.8%		7.4%
Supplies	5.9%	5.9%		5.8%
Depreciation and amortization	3.7%	4.5%		4.3%
Impairment of long-lived assets	0.0%	0.0%		0.9%
Gain on UBS Settlement	0.0%	(6.6%	)	0.0%
Occupancy costs	2.5%	2.7%		3.0%
Provision for doubtful accounts	1.7%	1.5%		1.9%
Loss on disposal of assets	0.2%	0.1%		0.3%
Government, class action, and related settlements expense	1.9%	(3.7%	)	(0.2%	)
Professional fees—accounting, tax, and legal	0.5%	2.4%		3.0%
Total	85.7%	77.8%		90.2%

Additional information regarding our operating results for the years ended December 31, 2009, 2008, and 2007 is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In Millions)
Net patient revenue—inpatient	$1,743.4	$1,651.7	$1,535.9
Net patient revenue—outpatient and other revenues	167.7	177.8	187.6
Net operating revenues	$1,911.1	$1,829.5	$1,723.5

	(Actual Amounts)
Discharges	112,975	107,184	100,161
Outpatient visits	1,122,545	1,218,926	1,308,101
Average length of stay	14.3 days	14.7 days	15.1 days
Occupancy %	67.3%	66.8%	63.9%
# of licensed beds	6,572	6,463	6,493
Full-time equivalents*	15,504	15,473	15,297

*
Excludes 393, 410, and 565 full-time equivalents for the years ended December 31, 2009, 2008, and 2007, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.4%, 1.6%, and 2.3% of consolidated Net operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

Our Net operating revenues were negatively impacted in 2009 and 2008 by the pricing roll-back that was part of the 2007 Medicare Act, as discussed above. The pricing roll-back was effective from April 1, 2008 until September 30, 2009. However, as reported previously, the roll-out of our TeamWorks initiative in 2008 produced results that yielded an increase in patient discharges in each quarter of 2008. During the latter part of 2008 and early 2009, we implemented a sustainability module to ensure the operational initiatives from the start-up phase of the TeamWorks project remained embedded at our hospitals. This continued focus on the TeamWorks initiative, coupled with the dedication and hard work of our employees, allowed us to continue to generate discharge growth throughout 2009, in spite of the difficult comparisons to 2008’s growth. This growth in discharges helped mitigate the negative impact of the pricing roll-back.

Net patient revenue from our hospitals was 5.6% higher in 2009 than 2008, and it was 7.5% higher in 2008 than 2007. The increase in each year was primarily attributable to a 5.4% and 7.0%, respectively, year-over-year increase in patient discharges. Same store discharges were 4.8% higher in 2009 than 2008 and 6.6% higher in 2008 than 2007. Net patient revenue per discharge increased in both 2009 and 2008 due primarily to higher average acuity for the patients we served. Net patient revenue from our hospitals in 2008 also benefitted from the acquisition of a hospital in Vineland, New Jersey and two market consolidation transactions in Texas.

Decreased outpatient volumes in all periods presented resulted primarily from the closure of outpatient satellites, but challenges in securing therapy staffing for these outpatient satellites in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of December 31, 2009, 2008, and 2007, we operated 40, 50, and 61 outpatient satellites, respectively, including one joint venture satellite. Strong unit pricing and the closure of underperforming satellites resulted in higher net patient revenue per visit in each year. We continuously monitor the performance of our outpatient satellites and will take appropriate action with respect to underperforming facilities, including closure.

See this Item, “Executive Overview – Key Challenges,” and Item 1, Business, “Healthcare Reform,” for a discussion of potential future reductions to market basket updates.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the years ended December 31, 2009, 2008, and 2007, our EPOB was 3.53, 3.62, and 3.73, respectively, or a year-over-year improvement of 2.5% and 2.9% in 2009 and 2008, respectively.

Salaries and benefits were 49.6%, 50.7%, and 49.8% of Net operating revenues in 2009, 2008, and 2007, respectively. The increase from 2007 to 2008 was due primarily to non-productive factors such as annual merit increases given to employees without an offsetting increase in our pricing due to the Medicare pricing roll-back discussed above, enhanced benefits, and training and orienting new employees needed as a result of additional volumes. During late 2008, we addressed our comprehensive benefits package and made refinements that allowed us, and will continue to allow us, to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, low-cost provider of inpatient rehabilitative services. Such refinements included, but were not limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our paid-time-off program. Also, as a result of our recruiting and retention efforts, costs associated with contract labor decreased in 2009. As a result, Salaries and benefits as a percent of Net operating revenues decreased from 2008 to 2009.

As it is routine to provide merit increases to our employees on October 1 of each year, which normally coincides with our annual Medicare pricing adjustment, we provided an approximate 2.3% merit increase to our employees effective October 1, 2009.

Our staffing priority is always to effectively treat our patients and to continue achieving the excellence in clinical outcomes that differentiates us from our competitors. We will continue to actively manage the productive component of our Salaries and benefits, and we will continue to focus on our recruiting and retention efforts.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, insurance, professional fees, and repairs and maintenance.

In 2008 and 2007, we experienced a reduction in self-insurance costs due to revised actuarial estimates that resulted from current claims history and industry-wide loss development trends. These reductions were primarily included in Other operating expenses in our consolidated statements of operations for the years ended December 31, 2009, 2008, and 2007. See Note 10, Self-Insured Risks, to the accompanying consolidated financial statements for additional information.

Other operating expenses were higher during 2009 than in 2008 primarily due to increased patient volumes and the year-over-year impact of the reduction in self-insurance costs discussed above. Other operating expenses were higher during 2008 than in 2007 primarily due to increased patient volumes, repairs and maintenance expenses associated with the refurbishment of some of our aging hospitals, and costs associated with the implementation of our TeamWorks initiative.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

As discussed in the “Results of Discontinued Operations” section of this Item and Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements, we divested our surgery centers, outpatient, and diagnostic divisions during 2007. Because we did not allocate corporate overhead by division, our operating results for the year ended December 31, 2007 reflect overhead costs associated with managing and providing shared services to these divisions, through their respective dates of sale, even though these divisions qualify as discontinued operations.

General and administrative expenses as a percent of Net operating revenues decreased from 2008 to 2009 due primarily to a reduction in corporate-related, full-time equivalents and moving certain processes “in-house” versus using external consultants and other professionals.

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

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. The increase in Supplies expense in each period was due primarily to an increase in the number of patients treated.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2008 included a charge related to the accelerated depreciation of our corporate campus so that the net book value of the corporate campus equaled the net proceeds we received on the transaction’s closing date. The change in Depreciation and amortization in each year presented primarily resulted from this transaction. See Note 5, Property and Equipment, to the accompanying consolidated financial statements.

As we continue to grow and expand our inpatient rehabilitation business, we expect our depreciation and amortization charges to increase going forward.

Impairment of Long-Lived Assets

During 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets.

During 2007, we recognized long-lived asset impairment charges of $15.1 million. Approximately $14.5 million of these charges related to the Digital Hospital (as defined in Note 5, Property and Equipment, to the accompanying consolidated financial statements). On June 1, 2007, we entered into a sale agreement and wrote the Digital Hospital down by $14.5 million to its estimated fair value based on the estimated net proceeds we expected to receive from this sale. This agreement to sell our corporate campus was terminated on August 7, 2007, pursuant to an opt-out provision in the agreement. As discussed in Note 5, Property and Equipment, to the accompanying consolidated financial statements, we sold our corporate campus on March 31, 2008.

Gain on UBS Settlement

As discussed in more detail in Note 22, Settlements, to the accompanying consolidated financial statements, we entered into an agreement with UBS Securities to settle litigation filed by the derivative plaintiffs on the Company’s behalf. Under the settlement, $100.0 million in cash previously paid into escrow by UBS Securities and its insurance carriers was released to us, and we received a release of all claims by UBS Securities, including the release and satisfaction of an approximate $31 million judgment in favor of an affiliate of UBS Securities related to a loan guarantee.

Out of the $100.0 million cash settlement proceeds received from UBS Securities and its insurance carriers, we were obligated to pay $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys and are obligated to pay 25% of the net proceeds, after deducting all of our costs and expenses in connection with the derivative litigation, to the plaintiffs in the consolidated securities litigation. See this Item, “Results of Operations – Government, Class Action, and Related Settlements Expense” and “Results of Operations – Professional Fees – Accounting, Tax, and Legal,” for additional information.

As a result of this settlement, we recorded a $121.3 million gain in our consolidated statement of operations for the year ended December 31, 2008. This gain was comprised of the $100.0 million cash portion of the settlement plus the principal portion of the above referenced loan guarantee.

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

During the latter half of 2007, we began seeing the positive benefits from new collections software installed in late 2006, as well as the standardization of certain business office processes. The decrease in the Provision for doubtful accounts as a percent of Net operating revenues from 2007 to 2008 primarily resulted from receiving a full year of benefits under the new system and processes.

Loss on Disposal of Assets

The Loss on disposal of assets in each year presented primarily resulted from various equipment disposals throughout each period. In 2009 and 2008, these losses also included the write-off of certain assets as we updated, or “refreshed,” some of our hospitals. For the year ended December 31, 2009, it also included losses associated with our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets. For additional information, see Note 15, Fair Value Measurements, to the accompanying consolidated financial statements.

Government, Class Action, and Related Settlements Expense

The majority of the amounts recorded as Government, class action, and related settlements expense in each period resulted from changes in the fair value of our common stock and the associated common stock warrants underlying our securities litigation settlement. Prior to the issuance of these shares of common stock and common stock warrants on September 30, 2009, at each period end, we adjusted our liability for this settlement based on the value of our common stock and the associated common stock warrants. To the extent the price of our common stock increased, we would increase our liability and record losses. When the price of our common stock decreased, we would reduce our liability and record gains. The final fair value adjusted related to these shares and warrants was made in 2009 when we issued the underlying common stock and common stock warrants. See Note 22, Settlements, to the accompanying consolidated financial statements for additional information.

Government, class action, and related settlements expense for the year ended December 31, 2009 included a $37.2 million increase in the liability associated with our securities litigation settlement based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense for 2009 also included a net gain of $0.5 million associated with certain settlements and other matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Government, class action, and related settlements expense for the year ended December 31, 2008 included an $85.2 million decrease in the liability associated with our securities litigation settlement based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements expense also included a net charge of $18.0 million during 2008 for certain settlements and indemnification obligations. These obligations primarily related to amounts owed to the derivative plaintiffs in our securities litigation settlement as a result of the UBS Settlement discussed in Note 22, Settlements, to the accompanying consolidated financial statements. As discussed in that note, the derivative plaintiffs are entitled to 25% of any net recoveries from judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy, Ernst & Young LLP, and UBS Securities.

Government, class action, and related settlements expense for the year ended December 31, 2007 included a $24.0 million decrease in the liability associated with our securities litigation settlement based on the value of our common stock and the associated common stock warrants underlying this settlement. In addition, Government, class action, and related settlements expense in 2007 included a charge of $14.2 million associated with a final settlement with the Office of Inspector General of the United States Department of Health and Human Services related to certain self-disclosures. Government, class action, and related settlements expense also included a net charge of approximately $7.0 million during 2007 for certain settlements and other settlement negotiations that were ongoing as of December 31, 2007.

For additional information, see Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Professional Fees—Accounting, Tax, and Legal

As discussed in Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements, in June 2009, a court ruled that Mr. Scrushy committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of our accrual for his legal fees, which resulted in a reduction in Professional fees – accounting, tax, and legal of $6.5 million during the year ended December 31, 2009.

Excluding the reversal of accrued fees discussed above, Professional fees – accounting, tax, and legal for the year ended December 31, 2009 related primarily to legal and consulting fees for continued litigation defense and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

Professional fees—accounting, tax, and legal for the year ended December 31, 2008 related primarily to legal fees for continued litigation defense and support matters arising from our prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. Specifically, these fees included the $26.2 million of fees and expenses awarded to the derivative plaintiffs’ attorneys as part of the UBS Settlement discussed in Note 22, Settlements, to the accompanying consolidated financial statements.

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

See Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.

Loss on Early Extinguishment of Debt

As disclosed previously and throughout this report, during 2009, 2008, and 2007, we used the net proceeds from various non-operating sources of cash, as well as available cash, to pay down long-term debt. In addition, during 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and used the net proceeds from this transaction, along with cash on hand, to tender for and redeem all Floating Rate Senior Notes due 2014 outstanding at that time. The amounts included in Loss on early extinguishment of debt in 2009 and 2008 are a result of these transactions.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, as well as in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, we have effectively converted $1.0 billion of variable rate interest to a fixed rate via interest rate swaps that are not designated as hedges. Because these swaps are not designated as hedges, the line item Interest expense and amortization of debt discounts and fees, benefits from lower interest rates. However, lower rates generate increased payments on our interest rate swaps and increase amounts included in the line item Loss on interest rate swaps.

As discussed earlier in this Item and in Note 8, Long-term Debt, to the accompanying consolidated financial statements, due to the requirements under our credit agreement to use the net proceeds from the 2007 divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our credit agreement, we allocated interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in 2007. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations for both continuing and discontinued operations:

	For the Year Ended December 31,
	2009	2008	2007
	(In Millions)
Continuing operations:
Interest expense	$119.2	$153.0	$221.6
Amortization of debt discounts and fees	6.6	6.5	7.8
Interest expense and amortization of debt discounts and fees	125.8	159.5	229.4
Interest expense for discontinued operations	1.3	1.9	45.9
Total interest expense and amortization of debt discounts and fees	$127.1	$161.4	$275.3

The discussion that follows related to Interest expense and amortization of debt discounts and fees is based on total interest expense, including the amounts allocated to discontinued operations.

Approximately $17.4 million of the decrease in Interest expense and amortization of debt discounts and fees from 2008 to 2009 was due to a decrease in our average interest rate year over year. Our average interest rate was 7.0% during 2009 compared to an average rate of 8.0% during 2008. The remainder of the decrease was due to lower average borrowings which resulted from the debt reductions discussed in Note 2, Liquidity, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Approximately $76.1 million of the decrease in Interest expense and amortization of debt discounts and fees from 2007 to 2008 was due to lower average borrowings which resulted from our use of the net proceeds from our divestiture transactions and the majority of our federal income tax recovery in 2007 to reduce debt, as well as the use of the proceeds from the sale of our corporate campus, our equity offering, and an additional income tax refund received in 2008 to reduce total debt outstanding. The remainder of the decrease was due primarily to a decrease in our average interest rate from 2007 to 2008. Our average interest rate was 8.0% in 2008 compared to an average rate of 9.9% in 2007. Interest expense and amortization of debt discounts and fees for 2008 also included the reversal of $9.4 million of accrued interest related to the loan guarantee discussed in Note 22, Settlements, “UBS Litigation Settlement,” to the accompanying consolidated financial statements.

See also Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Other Income

Other income is primarily comprised of interest income and gains and losses on sales of investments. In 2009 and 2008, Other income included $1.4 million and $1.8 million, respectively, of impairment charges associated with our marketable equity securities and certain other cost method investments. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.

During 2007, we sold our remaining investment in Source Medical to Source Medical and recorded a gain on sale of approximately $8.6 million, which is included in Other income. See Note 21, Related Party Transactions, to the accompanying consolidated financial statements for more information on Source Medical. As a result of this transaction, we have no further affiliation or material related-party contracts with Source Medical.

Loss on Interest Rate Swaps

Our Loss on interest rate swaps in each year represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The net loss recorded in each year presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses.

During the years ended December 31, 2009, 2008, and 2007, we had net cash settlement (payments) receipts of ($42.2) million, ($20.7) million, and $3.2 million, respectively, with our counterparties. The net payment obligations on our interest rate swaps reflect the difference between the fixed rate we pay (5.2%) and the three-month LIBOR rate we receive. Three-month LIBOR declined significantly in the first quarter of 2008 and again in the fourth quarter of 2008 leading to increases in our net payment obligations in 2008 and 2009. For additional information regarding these interest rate swaps, see Note 9, Derivative Instruments, to the accompanying consolidated financial statements.

Equity in Net Income of Nonconsolidated Affiliates

As discussed above and in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements, Equity in net income of nonconsolidated affiliates for 2009 included an out-of-period adjustment associated with a facility we account for using the equity method of accounting. This adjustment created a charge of approximately $4.5 million for the year ended December 31, 2009.

Income (Loss) from Continuing Operations Before Income Tax Benefit

Our Income (loss) from continuing operations before income tax benefit (“pre-tax income (loss) from continuing operations”) for 2009, 2008, and 2007 included net losses (gains) of $36.7 million, ($188.5) million, and ($2.8) million, respectively, related to Government, class action, and related settlements expense, including the gain on the UBS Settlement (see Note 22, Settlements, to the accompanying consolidated financial statements). Pre-tax income (loss) from continuing operations for 2009, 2008, and 2007 also included $8.8 million, $44.4 million, and $51.6 million, respectively, of expenses associated with Professional fees – accounting, tax, and legal, as discussed above. It also included losses of $19.6 million, $55.7 million, and $30.4 million, respectively, associated with our interest rate swaps that are not designated as hedges (see Note 9, Derivative Instruments, to the accompanying consolidated financial statements).

Excluding these items, the improvement in pre-tax income from continuing operations from 2008 to 2009 resulted from an increase in Net operating revenues, a decrease in depreciation, and a decrease in interest expense. The improvement from 2007 to 2008 resulted from an increase in Net operating revenues and a decrease in interest expense.

Our pre-tax loss from continuing operations for the year ended December 31, 2007 included an $8.6 million gain related to the sale of our remaining investment in Source Medical (see Note 21, Related Party Transactions, to the accompanying consolidated financial statements).

Provision for Income Tax Benefit

As a result of our adoption of authoritative guidance related to noncontrolling interests, our effective tax rate is determined from earnings from continuing operations before income tax which include net income attributable to noncontrolling interests. See Note 1, Summary of Significant Accounting Policies, “Reclassifications,” to the accompanying consolidated financial statements.

The change in our income tax benefit in each year presented was due primarily to the recovery of federal income taxes and related interest in 2008 and 2007, as discussed in Note 19, Income Taxes, to the accompanying consolidated financial statements.

Our Provision for income tax benefit in 2009 included the following: (1) current income tax benefit of $16.4 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $9.1 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $4.1 million attributable to increases in basis differences of certain indefinite-lived liabilities and a decrease in our deferred tax asset related to the alternative minimum tax refundable tax credit.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Impact of Inflation

The impact of inflation on the Company will be primarily in the area of labor costs. The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. While we believe the current economic climate may help to moderate wage increases in the near term, there can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is expected to grow. In addition, suppliers pass along rising costs to us in the form of higher prices. While we currently are able to accommodate increased pricing related to supplies, especially pharmaceutical costs, and other operating expenses, we cannot predict our ability to cover future cost increases. Adherence to cost containment should allow us to manage the effects of inflation on future operating results.

It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.

Relationships and Transactions with Related Parties

Related party transactions are not material to our operations, and therefore, are not presented as a separate discussion within this Item. When these relationships or transactions were significant to our results of operations during the years ended December 31, 2009, 2008, and 2007, information regarding the relationship or transaction(s) have been included within this Item. For additional information, see Note 21, Related Party Transactions, to the accompanying consolidated financial statements.

Results of Discontinued Operations

During 2009, we terminated the leases associated with certain rental properties and reached an agreement to sell one of our hospitals to a third party. As a result, we reclassified our consolidated balance sheet as of December 31, 2008 to show the assets and liabilities of these facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to include these properties and their results of operations as discontinued operations.

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007
HealthSouth Corporation:
Net operating revenues	$9.8	$28.3	$53.1
Costs and expenses	13.4	31.6	53.8
Impairments	4.0	10.0	-
Loss from discontinued operations	(7.6)	(13.3)	(0.7)
(Loss) gain on disposal of assets of discontinued operations	(0.4)	(0.1)	1.6
Income tax (expense) benefit	(0.1)	(0.1)	0.2
(Loss) income from discontinued operations, net of tax	$(8.1)	$(13.5)	$1.1
Surgery Centers:
Net operating revenues	$7.4	$10.7	$381.7
Costs and expenses	3.9	6.6	324.5
Impairments	-	1.2	4.8
Income from discontinued operations	3.5	2.9	52.4
Gain on disposal of assets of discontinued operations	0.7	0.2	1.9
Gain on divestiture of division	13.4	19.3	314.9
Income tax benefit	0.4	3.8	18.4
Income from discontinued operations, net of tax	$18.0	$26.2	$387.6
Other:
Net operating revenues	$0.6	$2.7	$219.3
Costs and expenses	8.5	(2.0)	207.0
Impairments	-	0.6	33.4
(Loss) income from discontinued operations	(7.9)	4.1	(21.1)
Gain on disposal of assets of discontinued operations	0.1	-	1.6
Net (loss) gain on divestitures of divisions	-	(0.6)	137.0
Income tax expense	-	-	(16.0)
(Loss) income from discontinued operations, net of tax	$(7.8)	$3.5	$101.5
Total:
Net operating revenues	$17.8	$41.7	$654.1
Costs and expenses	25.8	36.2	585.3
Impairments	4.0	11.8	38.2
(Loss) income from discontinued operations	(12.0)	(6.3)	30.6
Gain on disposal of assets of discontinued operations	0.4	0.1	5.1
Net gain on divestitures of divisions	13.4	18.7	451.9
Income tax benefit	0.3	3.7	2.6
Income from discontinued operations, net of tax	$2.1	$16.2	$490.2
As discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements, due to the requirements under our credit agreement to use the net proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to repay obligations outstanding under our credit agreement, we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations in 2007.

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of the following hospitals: Union LTCH (closed in February 2007); Alexandria LTCH (sold in May 2007); Winnfield LTCH (sold in August 2007); Terre Haute LTCH (closed in August 2007); Dallas Medical Center (closed in October 2008); and our hospital in Baton Rouge, Louisiana (sold in January 2010). These results also included the operations of our electro-shock wave lithotripter units (sold in June 2007), our gamma knife radiosurgery center in Texas (lease expired in July 2008), and certain other properties (leases terminated in the first quarter of 2009). The decrease in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual sale or closure of these facilities and properties.

During 2009, we recorded an impairment charge of $4.0 million related to our hospital in Baton Rouge, Louisiana that qualified to be reported as discontinued operations in 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third party to purchase the assets. During 2008, we recorded impairment charges of $10.0 million. The majority of these charges related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an evaluation of current real estate market conditions in the applicable area.

Surgery Centers. We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. In August and November 2007, we received approval and transferred the applicable facilities in Connecticut and Rhode Island, respectively, and in January 2008, we received approval for the change in control of five of the six Illinois facilities. Approval for the sixth Illinois facility was obtained in the fourth quarter of 2009. No portion of the purchase price was withheld at closing pending the transfer of these facilities.

As a result of the transfer of the five Illinois facilities during the first quarter of 2008, we recorded a gain on disposal of $19.3 million. An additional gain of $13.4 million was recorded in the fourth quarter of 2009 when the final Illinois facility was transferred to ASC. For additional information, see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements.

The change in operating results for this division for all periods presented resulted from the divestiture activity discussed above.

Other. Results of operations in “other” primarily include the results of operations of our former outpatient and diagnostic divisions. We sold our outpatient division to Select Medical in 2007. We closed the transaction to sell our diagnostic division to The Gores Group in July 2007, other than with respect to one facility for which approval for the transfer had not yet been received as of such date. During the first quarter of 2008, we received approval for the transfer of the remaining facility to The Gores Group. For additional information, see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements.

The change in operating results for these divisions for all periods presented resulted from the divestiture activity discussed above. Amounts included in income from discontinued operations for 2008 primarily related to the expiration of a contingent liability associated with a prior contractual agreement associated with our former outpatient division. See also Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

During the first quarter of 2007, we wrote the intangible assets and certain long-lived assets of our diagnostic division down to their estimated fair value based on the estimated net proceeds we expected to receive from the divestiture of the division. This charge is included in impairments in the above results of operations.

Liquidity and Capital Resources

We continue to improve our leverage and liquidity. Our progress was confirmed during the second quarter of 2009 when Moody’s upgraded our corporate credit rating to B2, allowing the spread on our term loan facility to be reduced by 25 basis points effective June 10, 2009. In addition, Standard and Poor’s moved our outlook to “positive” from “stable.” During the year ended December 31, 2009, we reduced our total debt outstanding by approximately $151 million and increased our Cash and cash equivalents by approximately $49 million. In addition to our debt reduction, we improved our overall debt profile by refinancing senior notes, extending a portion of our term loan facility, and amending other terms of our credit agreement.

In February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 19, Income Taxes, to the accompanying consolidated financial statements) along with available cash to reduce our term loan facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. In addition, we used a portion of the net proceeds from our settlement with UBS (see Note 22, Settlements, to the accompanying consolidated financial statements) to redeem $36.4 million of our Floating Rate Senior Notes due 2014. In December 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and tendered for and redeemed the remaining $329.6 million of our outstanding Floating Rate Senior Notes due 2014. The refinancing transaction reduced debt, extended debt maturities, and reduced floating rate interest exposure. See Note 2, Liquidity, and Note 8, Long-term Debt, to the accompanying consolidated financial statements for additional information.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. As of December 31, 2009, we had $80.9 million in Cash and cash equivalents. This amount excludes $67.8 million in Restricted cash and $21.0 million of restricted marketable securities. Our restricted assets pertain to obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company. Cash and cash equivalents increased during 2009 primarily due to strong operational cash flows as a result of increased inpatient discharges and non-operating cash flows received in the UBS Settlement (see Note 22, Settlement, to the accompanying consolidated financial statements) and from income tax refunds (see Note 19, Income Taxes, to the accompanying consolidated financial statements). This increase was also in spite of the use of cash for debt service, principal prepayments, and costs associated with refinancing transactions. We continue to analyze our capital structure, and we will use our available cash in a manner that provides the most beneficial impact and return to our shareholders, including development opportunities and deleveraging.

As of December 31, 2009, we had all $400 million available to us under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our credit agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided. In addition, we anticipate cash flows from certain non-operating sources, such as those related to certain legal matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements. However, no assurances can be given as to whether or when such non-operating cash flows will be received or as to the collectability of any amounts owed to us.

We have scheduled principal payments of $21.5 million and $20.8 million in 2010 and 2011, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to the accompanying consolidated financial statements). We do not face near-term refinancing risk, as our revolving credit facility does not expire until 2012, a portion of our term loan facility does not mature until 2013, with the remainder maturing in 2015, and the majority of our bonds are not due until 2016 and 2020.

Our credit agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of December 31, 2009, we were in compliance with the covenants under our credit agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our credit agreement.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for a discussion of risks and uncertainties facing us. See also Note 2, Liquidity, to the accompanying consolidated financial statements.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2009, 2008, and 2007, as well as the effect of exchange rates for those same years (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$406.1	$227.2	$230.6
Net cash (used in) provided by investing activities	(133.0)	(40.0)	1,184.5
Net cash used in financing activities	(224.3)	(176.0)	(1,436.6)
Effect of exchange rate changes on cash and cash equivalents	-	0.8	0.1
Increase (decrease) in cash and cash equivalents	$48.8	$12.0	$(21.4)

2009 Compared to 2008

Operating activities. Net cash provided by operating activities increased year over year due to the increase in Net operating revenues, as discussed above, and a decrease in cash interest expense. Net cash provided by operating activities for the year ended December 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $63.7 million in income tax refunds. See Note 22, Settlements, and Note 19, Income Taxes, to the accompanying consolidated financial statements.

Investing activities. Decreased proceeds from asset disposals, increased payments associated with interest rate swaps not designated as cash flow hedges, increased restricted cash, and increased capital expenditures in 2009 caused the change in Net cash used in investing activities year over year. Net cash used in investing activities for the year ended December 31, 2008 included $53.9 million from asset disposals, including our corporate campus. See Note 5, Property and Equipment, to the accompanying consolidated financial statements.

Financing activities. Net debt payments during the years ended December 31, 2009 and 2008 were $157.1 million and $252.2 million, respectively. Net debt payments during 2009 primarily resulted from the receipt of the net cash proceeds related to the UBS Settlement and the receipt of income tax refunds discussed above. See also Note 8, Long-term Debt, for a discussion of our 2009 refinancing transaction. Net debt payments during 2008 resulted primarily from the sale of our corporate campus and the net proceeds from our June 2008 equity offering. Proceeds of $150.2 million related to our June 2008 equity offering were included in financing activities for the year ended December 31, 2008. For additional information, see Note 5, Property and Equipment, and Note 12, Shareholders’ Deficit, to the accompanying consolidated financial statements.

2008 Compared to 2007

Operating activities. Net cash provided by operating activities in 2008 and 2007 included federal income tax refunds of approximately $46 million and $440 million, respectively. If we exclude these cash refunds in each year, our Net cash provided by (used in) operating activities becomes $181.2 million and ($209.4) million, respectively, or a year-over-year improvement of $390.6 million. Net cash provided by operating activities increased year over year due to the increase in Net operating revenues, as discussed above, a decrease in cash interest expense, and a decrease in cash settlement payments related primarily to our Medicare Program Settlement negotiated in 2004 and our SEC Settlement negotiated in 2005. For additional information related to these settlements, see Note 22, Settlements, to the accompanying consolidated financial statements.

Investing activities. The decrease in Net cash provided by investing activities was due to the cash proceeds received from the divestitures of our surgery centers, outpatient, and diagnostic divisions during 2007. See this Item, “Results of Discontinued Operations,” and Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements. Net cash used in investing activities for 2008 included $39.2 million in expenditures associated with our development activities, including $6.4 million of capital expenditures associated with land purchases for de novo projects and the acquisition of intangible assets associated with market consolidation transactions. See Note 6, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements.

Financing activities. The decrease in Net cash used in financing activities was due to the use of the cash proceeds from the divestitures of our surgery centers, outpatient, and diagnostic divisions to reduce debt outstanding under our credit agreement during 2007. During 2008, we made approximately $252.2 million of net debt payments. During 2007, we made approximately $1.3 billion of net debt payments. The net debt payments made during 2008 primarily resulted from the sale of our corporate campus in March 2008, the net proceeds from our June 2008 equity offering, and our federal income tax recovery in October 2008. See Note 5, Property and Equipment, Note 12, Shareholders’ Deficit, and Note 19, Income Taxes, to the accompanying consolidated financial statements.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the accompanying consolidated financial statements. These covenants are material terms of the credit agreement, and the credit agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our credit agreement, allows us to add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2)  amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income and to Net cash provided by operating activities.

In accordance with the credit agreement, we are allowed to add certain other items to the calculation of Adjusted Consolidated EBITDA, and there may also be certain other deductions required. This includes the interest income associated with income tax recoveries, as discussed in Note 19, Income Taxes, to the accompanying consolidated financial statements. In addition, we are allowed to add non-recurring cash gains, such as the cash proceeds from the UBS Settlement (see Note 22, Settlements, to the accompanying consolidated financial statements) to the calculation of Adjusted Consolidated EBITDA. As these adjustments may not be indicative of our ongoing performance, they have been excluded from Adjusted Consolidated EBITDA presented herein.

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Our Adjusted Consolidated EBITDA for the years ended December 31, 2009, 2008, and 2007 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	For the Year Ended December 31,
	2009	2008	2007
Net income	$128.8	$281.8	$718.7
Income from discontinued operations, net of tax, attributable to HealthSouth	(1.5)	(16.6)	(456.3)
Provision for income tax benefit	(3.2)	(70.1)	(322.4)
Loss on interest rate swaps	19.6	55.7	30.4
Interest expense and amortization of debt discounts and fees	125.8	159.5	229.4
Loss on early extinguishment of debt	12.5	5.9	28.2
Professional fees—accounting, tax, and legal	8.8	44.4	51.6
Government, class action, and related settlements, including the gain on UBS Settlement (2008)	36.7	(188.5)	(2.8)
Net noncash loss on disposal of assets	3.5	2.0	5.9
Depreciation and amortization	70.9	82.4	74.8
Impairment charges, including investments	1.4	2.4	15.1
Stock-based compensation expense	13.4	11.7	10.6
Net income attributable to noncontrolling interests	(34.0)	(29.4)	(65.3)
Other	0.3	-	0.4
Adjusted Consolidated EBITDA	$383.0	$341.2	$318.3

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	For the Year Ended December 31,
	2009	2008	2007
Adjusted Consolidated EBITDA	$383.0	$341.2	$318.3
Provision for doubtful accounts	33.1	27.0	33.2
Professional fees—accounting, tax, and legal	(8.8)	(44.4)	(51.6)
Interest expense and amortization of debt discounts and fees	(125.8)	(159.5)	(229.4)
(Gain) loss on sale of investments	(0.8)	1.4	(12.3)
UBS Settlement proceeds, gross	100.0	-	-
Equity in net income of nonconsolidated affiliates	(4.6)	(10.6)	(10.3)
Net income attributable to noncontrolling interests in continuing operations	33.4	29.8	31.4
Amortization of debt discounts and fees	6.6	6.5	7.8
Distributions from nonconsolidated affiliates	8.6	10.9	5.3
Current portion of income tax benefit	7.3	73.8	330.4
Change in assets and liabilities	(0.8)	(53.1)	(8.0)
Change in government, class action, and related settlements liability	(11.2)	(7.4)	(171.4)
Other operating cash (used in) provided by discontinued operations	(13.5)	11.4	(10.5)
Other	(0.4)	0.2	(2.3)
Net cash provided by operating activities	$406.1	$227.2	$230.6

The increase in Adjusted Consolidated EBITDA for each year presented was due primarily to the increase in Net operating revenues discussed above, as well as effective expense management. Adjusted Consolidated EBITDA for the year ended December 31, 2007 included the $8.6 million gain on the sale of our investment in Source Medical, as discussed above.

Funding Commitments

We have scheduled principal payments of $21.5 million and $20.8 million in 2010 and 2011, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de-novo projects, IT initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2009, we made capital expenditures of $72.2 million. During 2010, we expect to spend approximately $110 million for capital expenditures. Actual amounts spent will be dependent upon the timing of development projects. Approximately $60 million of this budgeted amount is considered discretionary.

For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of December 31, 2009, we were secondarily liable for 66 such guarantees. The remaining terms of these guarantees range from one month to 114 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $48.0 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 13, Guarantees, to the accompanying consolidated financial statements.

Also, as discussed in Note 22, Settlements, to the accompanying consolidated financial statements, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2009, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of December 31, 2009, we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2009, we hold four derivative financial instruments. Two are interest rate swaps that are not designated as hedging instruments. The first was entered into in March 2006 to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. The second was entered into in June 2009 as a mirror offset to the first swap in order to reduce our effective fixed rate to total debt ratio. The other two derivative instruments are forward-starting interest rate swaps that are designated as cash flow hedges. We entered into these swaps as a cash flow hedge of future interest payments on our term loan facility. See Note 9, Derivative Instruments, to the accompanying consolidated financial statements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of December 31, 2009 are as follows (in millions):

	Total	2010	2011 – 2012	2013 – 2014	2015 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,561.2	$7.5	$16.9	$444.4	$1,092.4
Interest on long-term debt (b)	728.2	103.8	206.9	185.7	231.8
Capital lease obligations (c)	157.4	21.1	35.5	24.8	76.0
Operating lease obligations (d)(e)	216.6	37.1	56.1	35.2	88.2
Purchase obligations (e)(f)	32.5	24.2	6.1	2.2	-
Other long-term liabilities (g)	3.5	0.3	0.4	0.4	2.4
Total	$2,699.4	$194.0	$321.9	$692.7	$1,490.8

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2009. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the accompanying consolidated financial statements. In addition, as of December 31, 2009, these amounts exclude $1.6 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 23, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Also, at December 31, 2009 we had $50.9 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $1.9 million as of December 31, 2009. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue in 2010. At this time, we cannot estimate a range of the reasonably possible change that may occur.

Indemnifications

In the ordinary course of business, HealthSouth enters into contractual arrangements under which HealthSouth may agree to indemnify another party to such arrangement from any losses incurred relating to the services they perform on behalf of HealthSouth or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. See also Note 23, Contingencies and Commitments, to the accompanying consolidated financial statements for indemnification obligations alleged by Mr. Scrushy.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors.

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

We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values. Accounts requiring collection efforts are reviewed via system-generated work queues that automatically stage (based on age and size of outstanding balance) accounts requiring collection efforts for patient account representatives. Collection efforts include contacting the applicable party (both in writing and by telephone), providing information (both financial and clinical) to allow for payment or to overturn payor decisions to deny payment, and arranging payment plans with self-pay patients, among other techniques. When we determine that all in-house efforts have been exhausted or that it is a more prudent use of resources, accounts may be turned over to a collection agency. Accounts are written off after all collection efforts (internal and external) have been exhausted.

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

The table below shows a summary aging of our net accounts receivable balance as of December 31, 2009 and 2008. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2009	2008
	(In Millions)
0 – 30 Days	$154.6	$159.4
31 – 60 Days	19.3	24.1
61 – 90 Days	11.3	14.7
91 – 120 Days	6.6	10.2
120 + Days	18.7	24.3
Patient accounts receivable	210.5	232.7
Non-patient accounts receivable	9.2	2.2
Accounts receivable, net	$219.7	$234.9

Self-Insured Risks

We are self-insured for certain losses related to professional liability, general liability, and workers’ compensation risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional and general liability and workers’ compensation risks are insured through a wholly owned insurance subsidiary. Obligations covered by reinsurance contracts remain on the balance sheet as the subsidiary, or its parent, as appropriate, remains liable to the extent reinsurers do not meet their obligations. Our reserves and provisions for professional and general liability and workers’ compensation risks are based upon actuarially determined estimates calculated by third-party actuaries. The actuaries consider a number of factors, including historical claims experience, exposure data, loss development, and geography.

Periodically, management reviews its assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insured liabilities. Changes to the estimated reserve amounts are included in current operating results. All reserves are undiscounted.

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional and general liability and workers’ compensation risks cover approximately 1,000 individual claims as of December 31, 2009 and estimates for unreported claims.

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

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $4.0 million in discontinued operations during the year ended December 31, 2009. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

We determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of our reporting unit’s projected operating results and cash flows that are discounted using a weighted-average cost of capital that reflects market participant assumptions. The projected operating results use management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. Other significant estimates and assumptions include cost-saving synergies and tax benefits that would accrue to a market participant under a fair value methodology. We validate our estimates under the income approach by reconciling the estimated fair value of our reporting unit determined under the income approach to our market capitalization and estimated fair value determined under the market approach. The market approach estimates fair value through the use of observable inputs, including the Company’s stock price. Values from the income approach and market approach are then evaluated and weighted to arrive at the estimated aggregate fair value of the reporting unit.

We performed our annual testing for goodwill impairment as of October 1, 2009, using the methodology described herein, and determined no goodwill impairment existed. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we believe our reporting unit is not at risk for any impairment charges.

Our other intangible assets consist of acquired certificates of need, licenses, noncompete agreements, and market access assets. We amortize these assets over their respective estimated useful lives, which typically range from 3 to 30 years. All of our other intangible assets are amortized using the straight-line basis, except for our market access assets, which are amortized using an accelerated basis (see below). As of December 31, 2009, we do not have any intangible assets with indefinite useful lives.

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

Share-Based Payments

All share-based payments are required to be recognized in the financial statements based on their grant-date fair value. For our stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted-average assumptions for the activity under our stock plans. For our restricted stock awards that contain a service condition and/or a performance condition, fair value is based on our closing stock price on the grant date. We use a Monte Carlo approach to the binomial model to measure fair value for restricted stock that vests upon the achievement of a service condition and a market condition. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income that we will ultimately generate in the future and other factors. A high degree of judgment is required to determine the extent that valuation allowances should be provided against deferred tax assets. We have provided valuation allowances at December 31, 2009 aggregating $892.7 million against such assets based on our current assessment of future operating results and other factors.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of December 31, 2009 is shown in the following table (in millions):

	As of December 31, 2009
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$781.9	51.0%	$829.0	53.7%
Variable rate debt	751.3	49.0%	714.5	46.3%
Total long-term debt	$1,533.2	100.0%	$1,543.5	100.0%

As discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.1 billion, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. Per the underlying swap agreement, the notional amount of this interest rate swap is scheduled to decrease from $1.056 billion as of December 31, 2009 to $984 million in March 2010.

As also discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, in June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $1.1 billion interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio.

Our variable-rate interest expense increases or decreases as interest rates change. However, the net settlement payments or receipts on interest rate swaps described above offset a majority of those changes. Because these swaps are not designated as hedges, net settlements are included in the line item Loss on interest rate swaps in the consolidated statements of operations and are not included in interest expense.

Based on the size of our variable rate debt as of December 31, 2009 and inclusive of the impact of the net conversion of $1.0 billion of variable rate interest to a fixed rate via interest rate swaps, as discussed above, a 1% increase in interest rates would result in an incremental positive cash flow of approximately $1.6 million over the next 12 months. Because our variable rate debt and interest rate swaps are indexed to LIBOR, which was below 1% as of December 31, 2009, our down-rate scenario assumes a 0% interest rate for the next 12 months, which would result in an incremental negative cash flow of approximately $0.4 million. A decrease in interest rates results in negative cash flow due to our hedging position, the current low LIBOR rate, and the assumption that LIBOR will not fall below 0%.

A 1% increase in interest rates would result in an approximate $28.9 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $25.4 million increase in its estimated net fair value.

We also maintain two forward-starting interest rate swaps that are designated as cash flow hedges. See Note 9, Derivative Instruments, to the accompanying consolidated financial statements. There will be no cash flow impact associated with these forward-starting swaps over the next 12 months because net settlements do not begin until June 2011.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and principal financial officer concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement that specifically address disclosure requirements of Items 10-14 below are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Items of Business Requiring Your Vote - Proposal 1 – Election of Directors,” “Corporate Governance and Board Structure,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Certain Relationships and Related Transactions,” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Corporate Governance and Board Structure - Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Executive Compensation – Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2010 Proxy Statement under the captions “Corporate Governance and Board Structure – Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2010 Proxy Statement under the caption “Items of Business Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accountant Fees and Services.”

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

3.3
Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009 (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).

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

4.2.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 8.375% Senior Notes due 2011.*

4.2.2
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

4.2.4
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

4.3.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*
4.3.2
Amendment to Indenture, dated as of August 27, 2003, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.3.3
First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.3.4
Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.4
Registration Rights Agreement, dated February 28, 2006, between HealthSouth and the purchasers party to the Securities Purchase Agreement, dated February 28, 2006, re: HealthSouth’s sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**

4.5.1
Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.5.2
Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.6
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.7.1	Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020.

4.7.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee relating to HealthSouth’s 8.125% Senior Notes due 2020.

4.8
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Floating Rate Senior Notes due 2014 and the Indenture, dated as of June 14, 2006.

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

10.4.1
Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.4.2
First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.4.3
Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.5.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.5.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.6	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.11 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.8.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.9.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.9.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +

10.10
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, Other Matters, in HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.11
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2009).+

10.12	HealthSouth Corporation Executive Deferred Compensation Plan.*+
10.13	HealthSouth Corporation Second Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.19 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.14
Letter of Understanding, dated as of October 31, 2007, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 6, 2007).+

10.15	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.16	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.17.1	HealthSouth Corporation 2008 Equity Incentive Plan (incorporated by reference to Appendix A to HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2008).+
10.17.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +
10.17.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.17.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.18	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 99 to HealthSouth’s Current Report on Form 8-K filed on February 6, 2008).+
10.19	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.30 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.20
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 2, 2009).+

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

10.24
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

10.25.1
Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.25.2
First Addendum to the Corporate Integrity Agreement, dated as of October 27, 2006, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.33.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).

10.25.3
Second Addendum to the Corporate Integrity Agreement, dated as of December 14, 2007, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.33.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).

10.26.1
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

10.26.2
Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.27.1
Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.27.2
Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.28.1
Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.2
First Amendment to Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.3
Second Amendment to Purchase and Sale Agreement, dated February 13, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.4
Third Amendment to Purchase and Sale Agreement, dated March 31, 2008, by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC) (incorporated by reference to Exhibit 10.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.5
Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.29.1	Stipulation of Settlement with UBS Securities LLC (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
10.29.2	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
10.30
Restrictive Covenant Agreement, dated November 23, 2009, by and between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 23, 2009).+

12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Name: Jay Grinney
Title: President and Chief Executive Officer Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAY GRINNEY	President and Chief Executive Officer and Director	February 23, 2010
Jay Grinney

/s/ Edmund Fay	Senior Vice President and Treasurer	February 23, 2010
Edmund Fay	(principal financial officer)

/s/ Andrew L. Price	Chief Accounting Officer	February 23, 2010
Andrew L. Price	(principal accounting officer)

JON F. HANSON*	Chairman of the Board of Directors	February 23, 2010
Jon F. Hanson

EDWARD A. BLECHSCHMIDT*	Director	February 23, 2010
Edward A. Blechschmidt

JOHN W. CHIDSEY*	Director	February 23, 2010
John W. Chidsey

DONALD L. CORRELL*	Director	February 23, 2010
Donald L. Correll

YVONNE M. CURL*	Director	February 23, 2010
Yvonne M. Curl

CHARLES M. ELSON*	Director	February 23, 2010
Charles M. Elson

LEO I. HIGDON, JR.*	Director	February 23, 2010
Leo I. Higdon, Jr.

JOHN E. MAUPIN, JR.*	Director	February 23, 2010
John E. Maupin, Jr.

L. EDWARD SHAW, JR.*	Director	February 23, 2010
L. Edward Shaw, Jr.

*By:	/s/ JOHN P. WHITTINGTON
John P. Whittington
Attorney-in-Fact

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HealthSouth Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' deficit and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests in 2009 and the manner in which it accounts for nonperformance risk in derivatives in 2008. As discussed in Note 19 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 23, 2010

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)
	(In Millions, Except Per Share Data)
Net operating revenues	$1,911.1	$1,829.5	$1,723.5
Operating expenses:
Salaries and benefits	948.8	928.2	857.5
Other operating expenses	271.4	264.9	241.0
General and administrative expenses	104.5	105.5	127.9
Supplies	112.4	108.2	99.6
Depreciation and amortization	70.9	82.4	74.8
Impairment of long-lived assets	-	0.6	15.1
Gain on UBS Settlement	-	(121.3)	-
Occupancy costs	47.6	48.8	51.4
Provision for doubtful accounts	33.1	27.0	33.2
Loss on disposal of assets	3.5	2.0	5.9
Government, class action, and related settlements expense	36.7	(67.2)	(2.8)
Professional fees—accounting, tax, and legal	8.8	44.4	51.6
Total operating expenses	1,637.7	1,423.5	1,555.2
Loss on early extinguishment of debt	12.5	5.9	28.2
Interest expense and amortization of debt discounts and fees	125.8	159.5	229.4
Other income	(3.4)	-	(15.5)
Loss on interest rate swaps	19.6	55.7	30.4
Equity in net income of nonconsolidated affiliates	(4.6)	(10.6)	(10.3)
Income (loss) from continuing operations before income tax benefit	123.5	195.5	(93.9)
Provision for income tax benefit	(3.2)	(70.1)	(322.4)
Income from continuing operations	126.7	265.6	228.5
Income from discontinued operations, net of tax	2.1	16.2	490.2
Net income	128.8	281.8	718.7
Less: Net income attributable to noncontrolling interests	(34.0)	(29.4)	(65.3)
Net income attributable to HealthSouth	94.8	252.4	653.4
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)
Net income attributable to HealthSouth common shareholders	$68.8	$226.4	$627.4

Weighted average common shares outstanding:
Basic	88.8	83.0	78.7
Diluted	103.3	96.4	92.0
Earnings per common share:
Basic:
Income from continuing operations attributable to HealthSouth common shareholders	$0.76	$2.53	$2.17
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.20	5.80
Net income per share attributable to HealthSouth common shareholders	$0.77	$2.73	$7.97
Diluted:
Income from continuing operations attributable to HealthSouth common shareholders	$0.76	$2.45	$2.14
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.17	4.96
Net income per share attributable to HealthSouth common shareholders	$0.77	$2.62	$7.10

Amounts attributable to HealthSouth:
Income from continuing operations	$93.3	$235.8	$197.1
Income from discontinued operations, net of tax	1.5	16.6	456.3
Net income attributable to HealthSouth	$94.8	$252.4	$653.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2009	2008
		(As Adjusted)
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$80.9	$32.1
Restricted cash	67.8	154.0
Restricted marketable securities	2.7	20.3
Accounts receivable, net of allowance for doubtful accounts of $33.1 in 2009; $30.9 in 2008	219.7	234.9
Prepaid expenses and other current assets	54.9	58.6
Insurance recoveries receivable	-	182.8
Total current assets	426.0	682.7
Property and equipment, net	664.8	662.1
Goodwill	416.4	414.7
Intangible assets, net	37.4	42.4
Investments in and advances to nonconsolidated affiliates	29.3	36.7
Income tax refund receivable	10.0	55.9
Other long-term assets	97.6	103.7
Total assets	$1,681.5	$1,998.2

Liabilities and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$21.5	$23.6
Accounts payable	50.2	45.5
Accrued payroll	77.9	89.8
Refunds due patients and other third-party payors	53.0	48.8
Other current liabilities	182.0	270.0
Government, class action, and related settlements	6.6	268.5
Total current liabilities	391.2	746.2
Long-term debt, net of current portion	1,641.0	1,789.6
Self-insured risks	100.0	108.6
Other long-term liabilities	59.5	53.6
	2,191.7	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 400,000 shares issued in 2009 and 2008; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 97,238,725 in 2009; 96,890,924 in 2008	1.0	1.0
Capital in excess of par value	2,879.9	2,956.5
Accumulated deficit	(3,717.4)	(3,812.2)
Accumulated other comprehensive loss	-	(3.2)
Treasury stock, at cost (3,957,047 shares in 2009 and 8,872,121 shares in 2008)	(137.5)	(311.5)
Total HealthSouth shareholders’ deficit	(974.0)	(1,169.4)
Noncontrolling interests	76.4	82.2
Total shareholders' deficit	(897.6)	(1,087.2)
Total liabilities and shareholders’ deficit	$1,681.5	$1,998.2

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)
	(In Millions)
COMPREHENSIVE INCOME
Net income	$128.8	$281.8	$718.7
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	-	0.7	0.1
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	1.3	(1.5)	1.3
Reclassifications to net income	1.6	(1.4)	(3.8)
Net change in unrealized gain (loss) on forward-starting interest rate swaps:
Unrealized net holding gain (loss) arising during the period	0.1	(0.2)	-
Reclassifications to net income	0.2	-	-
Other comprehensive income (loss), net of tax	3.2	(2.4)	(2.4)
Comprehensive income	132.0	279.4	716.3
Comprehensive income attributable to noncontrolling interests	(34.0)	(29.4)	(65.3)
Comprehensive income attributable to HealthSouth	$98.0	$250.0	$651.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders' Deficit

	For the Year Ended December 31, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	-	-	-	94.8	-	-	34.0	128.8	$128.8
Other comprehensive income, net of tax	-	-	-	-	3.2	-	-	3.2	3.2
Comprehensive income									$132.0
Common stock issued under Securities Litigation Settlement	5.0	-	(63.5)	-	-	175.3	-	111.8
Dividends declared on convertible perpetual preferred stock	-	-	(26.0)	-	-	-	-	(26.0)
Stock-based compensation	-	-	13.4	-	-	-	-	13.4
Distributions declared	-	-	-	-	-	-	(34.6)	(34.6)
Other	0.3	-	(0.5)	-	-	(1.3)	(5.2)	(7.0)
Balance at end of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)

	For the Year Ended December 31, 2008
	(As Adjusted)
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	78.7	$0.9	$2,820.4	$(4,064.6)	$(0.8)	$(310.4)	$97.2	$(1,457.3)
Comprehensive income:
Net income	-	-	-	252.4	-	-	29.4	281.8	$281.8
Other comprehensive loss , net of tax	-	-	-	-	(2.4)	-	-	(2.4)	(2.4)
Comprehensive income									$279.4
Issuance of common stock	8.8	0.1	150.1	-	-	-	-	150.2
Dividends declared on convertible perpetual preferred stock	-	-	(26.0)	-	-	-	-	(26.0)
Stock-based compensation	-	-	11.7	-	-	-	-	11.7
Distribution declared	-	-	-	-	-	-	(32.5)	(32.5)
Settlements with partners	-	-	-	-	-	-	4.2	4.2
Government, class action, and related settlements	-	-	-	-	-	-	(9.4)	(9.4)
Transfer of surgery centers to ASC	-	-	-	-	-	-	(6.8)	(6.8)
Other	0.5	-	0.3	-	-	(1.1)	0.1	(0.7)
Balance at end of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders' Deficit (Continued)

	For the Year Ended December 31, 2007
	(As Adjusted)
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Notes Receivable from Shareholders, Officers, and Management Employees	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	78.7	$0.9	$2,849.5	$(4,713.8)	$1.6	$(322.7)	$(0.1)	$271.1	$(1,913.5)
Comprehensive income:
Net income	-	-	-	653.4	-	-	-	65.3	718.7	$718.7
Other comprehensive loss , net of tax	-	-	-	-	(2.4)	-	-	-	(2.4)	(2.4)
Comprehensive income										$716.3
Adoption of accounting guidance for unrecognized tax benefits	-	-	-	(4.2)	-	-	-	-	(4.2)
Dividends declared on convertible perpetual preferred stock	-	-	(26.0)	-	-	-	-	-	(26.0)
Stock-based compensation	-	-	8.9	-	-	-	-	-	8.9
Retirement of treasury stock	-	-	(14.8)	-	-	14.8	-	-	-
Distributions declared- continuing operations	-	-	-	-	-	-	-	(20.9)	(20.9)
Distributions declared- discontinued operations	-	-	-	-	-	-	-	(22.3)	(22.3)
Net investment in consolidated affiliates that became equity method affiliates	-	-	-	-	-	-	-	(9.3)	(9.3)
Settlements with partners	-	-	-	-	-	-	-	2.7	2.7
Government, class action, and related settlements- continuing operations	-	-	-	-	-	-	-	(6.6)	(6.6)
Government, class action, and related settlements- discontinued operations	-	-	-	-	-	-	-	(9.2)	(9.2)
Divestitures of surgery centers, outpatient, and diagnostic divisions	-	-	-	-	-	-	-	(172.6)	(172.6)
Other	-	-	2.8	-	-	(2.5)	0.1	(1.0)	(0.6)
Balance at end of period	78.7	$0.9	$2,820.4	$(4,064.6)	$(0.8)	$(310.4)	$-	$97.2	$(1,457.3)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)
	(In Millions)
Cash flows from operating activities:
Net income	$128.8	$281.8	$718.7
Income from discontinued operations	(2.1)	(16.2)	(490.2)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	33.1	27.0	33.2
Provision for government, class action, and related settlements	36.7	(90.6)	(2.8)
UBS Settlement proceeds, gross	100.0	(97.9)	-
Depreciation and amortization	70.9	82.4	74.8
Amortization of debt issue costs, debt discounts, and fees	6.6	6.5	7.8
Impairment of long-lived assets	-	0.6	15.1
Realized (gain) loss on sale of investments	(0.8)	1.4	(12.3)
Loss on disposal of assets	3.5	2.0	5.9
Loss on early extinguishment of debt	12.5	5.9	28.2
Loss on interest rate swaps	19.6	55.7	30.4
Equity in net income of nonconsolidated affiliates	(4.6)	(10.6)	(10.3)
Distributions from nonconsolidated affiliates	8.6	10.9	5.3
Stock-based compensation	13.4	11.7	8.9
Deferred tax provision	4.1	3.7	8.0
Other	1.3	2.0	(0.2)
(Increase) decrease in assets—
Accounts receivable	(17.8)	(45.0)	(38.8)
Prepaid expenses and other assets	3.7	7.5	39.5
Income tax refund receivable	45.9	(3.4)	162.1
Increase (decrease) in liabilities—
Accounts payable	4.8	(4.2)	(18.0)
Accrued payroll	(12.4)	9.0	(5.8)
Accrued fees and expenses for derivative plaintiffs' attorneys in UBS Settlement	(26.2)	-	-
Other liabilities	(1.4)	2.9	(83.3)
Refunds due patients and other third-party payors	4.2	(2.5)	(41.0)
Self-insured risks	(1.6)	(17.4)	(22.7)
Government, class action, and related settlements	(11.2)	(7.4)	(171.4)
Net cash (used in) provided by operating activities of discontinued operations	(13.5)	11.4	(10.5)
Total adjustments	279.4	(38.4)	2.1
Net cash provided by operating activities	406.1	227.2	230.6

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(72.2)	(55.7)	(38.6)
Acquisition of business, net of assets acquired	-	(14.6)	-
Acquisition of intangible assets	(0.4)	(18.2)	(0.1)
Proceeds from disposal of assets	3.9	53.9	0.7
Proceeds from sale of restricted marketable securities	5.0	8.1	66.4
Proceeds from sale of investments	0.6	4.3	-
Purchase of restricted marketable securities	(3.8)	(4.8)	(23.0)
Net change in restricted cash	(11.7)	7.5	(3.3)
Net settlements on interest rate swaps	(42.2)	(20.7)	3.2
Net investment in interest rate swap	(6.4)	-	-
Other	(5.3)	0.6	0.1
Net cash (used in) provided by investing activities of discontinued operations—
Proceeds from divestitures of divisions	-	-	1,169.8
Other investing activities of discontinued operations	(0.5)	(0.4)	9.3
Net cash (used in) provided by investing activities	(133.0)	(40.0)	1,184.5

Cash flows from financing activities:
Checks in excess of bank balance	-	(11.4)	8.7
Principal borrowings on notes	15.5	-	12.5
Proceeds from bond issuance	290.0	-	-
Principal payments on debt, including pre-payments	(409.2)	(204.8)	(1,238.9)
Borrowings on revolving credit facility	10.0	128.0	397.0
Payments on revolving credit facility	(50.0)	(163.0)	(492.0)
Principal payments under capital lease obligations	(13.4)	(12.4)	(11.0)
Issuance of common stock	-	150.2	-
Dividends paid on convertible perpetual preferred stock	(26.0)	(26.0)	(26.0)
Debt amendment and issuance costs	(10.6)	-	(11.2)
Distributions paid to noncontrolling interests of consolidated affiliates	(32.7)	(33.4)	(23.4)
Other	0.8	0.6	0.6
Net cash provided by (used in) financing activities of discontinued operations	1.3	(3.8)	(52.9)
Net cash used in financing activities	(224.3)	(176.0)	(1,436.6)
Effect of exchange rate changes on cash and cash equivalents	-	0.8	0.1
Increase (decrease) in cash and cash equivalents	48.8	12.0	(21.4)
Cash and cash equivalents at beginning of year	32.1	19.8	27.2
Cash and cash equivalents of divisions and facilities held for sale at beginning of year	0.1	0.4	14.4
Less: Cash and cash equivalents of divisions and facilities held for sale at end of year	(0.1)	(0.1)	(0.4)
Cash and cash equivalents at end of year	$80.9	$32.1	$19.8

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2009	2008	2007
		(As Adjusted)
	(In Millions)
Supplemental cash flow information:
Cash (paid) received during the year for—
Interest	$(121.3)	$(158.5)	$(306.1)
Income tax refunds	63.7	90.4	457.4
Income tax payments	(10.5)	(17.1)	(19.2)

Supplemental schedule of noncash investing and financing activities:
Acquisition of business:
Fair value of assets acquired	$-	$18.1	$-
Goodwill	-	8.6	-
Fair value of capital lease obligation assumed	-	(11.0)	-
Fair value of other liabilities assumed	-	(1.3)	-
Noncompete agreement	-	0.2	-
Net cash paid for acquisition	$-	$14.6	$-

Insurance recoveries receivable	$-	$47.2	$-
Retirement of treasury stock	-	-	14.8
Property and equipment acquired through capital leases	-	11.2	-
Securities Litigation Settlement	294.6	-	-
Adoption of accounting guidance for unrecognized tax benefits	-	-	4.2
Other, net	0.3	1.3	5.8

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

As of December 31, 2009, we operated 93 inpatient rehabilitation hospitals (including 3 joint venture hospitals which we account for using the equity method of accounting). We are the sole owner of 65 of these hospitals. We retain 50% to 97.5% ownership in the remaining 28 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, Alabama, and Arizona. As of December 31, 2009, we also operated 6 freestanding LTCHs, 5 of which we own and one of which is a joint venture in which we have retained an 80% ownership interest. We also had 40 outpatient rehabilitation satellites operated by our hospitals, including one joint venture satellite. We also provide home health services through 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage 6 inpatient rehabilitation units through management contracts.

Subsequent events have been evaluated through February 23, 2010, which represents the issuance date of these consolidated financial statements.

Reclassifications—

During 2009, we terminated the leases associated with certain rental properties and reached an agreement to sell one of our hospitals to a third party. As a result, we reclassified our consolidated balance sheet as of December 31, 2008 to show the assets and liabilities of these facilities as held for sale. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to include these properties and their results of operations as discontinued operations.

As of January 1, 2009, we reclassified our noncontrolling interests (formerly known as “minority interests”) as a component of equity and now report net income and comprehensive income attributable to our noncontrolling interests separately from net income and comprehensive income attributable to HealthSouth. See the “Noncontrolling Interests in Consolidated Affiliates” section of this note for additional information.

Out-of-Period Adjustments—

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net income of nonconsolidated affiliates, which resulted in an understatement of both our Income (loss) from continuing operations before income tax benefit and our Net income of approximately $4.5 million for the year ended December 31, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the consolidated financial statements as of December 31, 2009 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Basis of Presentation and Consolidation—

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.

We use the equity method to account for our investments in entities we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to HealthSouth includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.

We use the cost method to account for our investments in entities we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at the lower of cost or fair value, as appropriate.

We also consider the guidance for consolidating variable interest entities.

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

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operation, and cash flows.

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

For example, for the period from April 1, 2008 through September 30, 2009, the 2007 Medicare Act reduced the Medicare reimbursement levels for inpatient rehabilitation hospitals to the levels existing in the third quarter of 2007. The Centers for Medicare and Medicaid Services ("CMS") updated the fiscal year 2010 Medicare reimbursement rates for inpatient rehabilitation facilities with a 2.5% market basket increase effective October 1, 2009. However, there can be no assurance that future governmental initiatives will not result in additional pricing roll-backs or freezes, either generally or specifically targeted at the 2010 market basket increase.

On December 8, 2003, The Medicare Modernization Act of 2003 authorized CMS to conduct a demonstration program known as the Medicare Recovery Audit Contractor (“RAC”) program. This demonstration was first initiated in three states (California, Florida, and New York) and authorizes CMS to contract with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors, and the contracted RACs are paid a percentage of the overpayments recovered. On December 20, 2006, the Tax Relief & Health Care Act of 2006 directed CMS to expand the RAC program to the rest of the country by 2010. The new RACs were announced on October 6, 2008, and the RACs began their audit processes in late 2009 for providers in general. Among other changes in the permanent program, the new RACs will receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. We cannot predict when or how this program will affect us.

As discussed in Note 23, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Revenue Recognition—

 Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Other operating revenues, which include revenues from cafeteria, gift shop, rental income, and management and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

administrative fees, approximated 1.4%, 1.6%, and 2.3% of Net operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

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

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing us with prior notice. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.

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

Marketable Securities—

We record all equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive loss, which is a separate component of shareholders’ deficit. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.

Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Accounts Receivable—

HealthSouth reports accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Our accounts receivable are

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

geographically dispersed, but a significant portion of our revenues are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable as of the end of each of the reporting periods, is as follows:

	As of December 31,
	2009	2008
Medicare	55.5%	55.8%
Medicaid	3.3%	3.6%
Workers’ compensation	3.2%	3.5%
Managed care and other discount plans	31.5%	32.1%
Other third-party payors	4.7%	3.6%
Patients	1.8%	1.4%
	100.0%	100.0%

During the years ended December 31, 2009, 2008, and 2007, approximately 67.9%, 67.2%, and 67.8%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

Net accounts receivable include only those amounts we estimate we will collect. Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts (after exhausting collection efforts) against the allowance for doubtful accounts. Subsequent recoveries are recorded via the Provision for doubtful accounts.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

retirement, or disposal involves a discontinued operation, the resulting net amount, less any proceeds, is included in the results of discontinued operations.

We account for operating leases by recognizing escalated rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.

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

We determine the fair value of our reporting unit as of the testing date using discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting unit to our market capitalization. When we dispose of a hospital, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2009, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. As of December 31, 2009, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives and the amortization basis for our other intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	13 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	3 to 18 years using straight-line basis
Market access assets	20 years using accelerated basis

Our market access assets are valued using discounted cash flows under the income approach. The value of the market access assets is attributable to our ability to gain access to and penetrate an acquired facility's historical market patient base. To determine this value, we first develop a debt-free net cash flow forecast under various patient volume scenarios. The debt-free net cash flow is then discounted back to present value using a discount factor, which includes an adjustment for company-specific risk. As noted in the above table, we amortize these assets over 20 years using an accelerated basis that reflects the pattern in which we believe the economic benefits of the market access will be consumed.

Impairment of Long-Lived Assets and Other Intangible Assets—

We assess the recoverability of long-lived assets (excluding goodwill) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We present an impairment charge as a separate line item within income from continuing operations in our consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and we cease depreciation.

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

We use the cost method to account for equity investments for which the equity securities do not have readily determinable fair values and for which we do not have the ability to exercise significant influence. Under the cost method of accounting, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, additional investments, or distributions deemed to be a return of capital.

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

Common Stock Warrants—

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. We accounted for this extinguishment of debt by separately computing the amounts attributable to the debt and the purchase warrants and giving accounting recognition to each component. We based our allocation to each component on the relative market value of the two components at the time of issuance. The portion allocable to the warrants was accounted for as additional paid-in capital. See Note 20, Earnings per Common Share.

See also Note 12, Shareholders’ Deficit, for information related to common stock warrants issued under our Securities Litigation Settlement.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value Measurements—

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

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

Our financial instruments consist mainly of cash and cash equivalents, restricted cash, restricted marketable securities, accounts receivable, accounts payable, letters of credit, long-term debt, and interest rate swap agreements. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our long-term debt using quoted market prices, when available, or discounted cash flows based on various factors, including maturity schedules, call features, and current market rates.

On a recurring basis, we are required to measure our available-for-sale restricted and nonrestricted marketable securities and our interest rate swaps at fair value. The fair values of our available-for-sale restricted and nonrestricted marketable securities are determined based on quoted market prices in active markets. The fair value of our interest rate swaps is determined using the present value of the fixed leg and floating leg of each swap. The value of the fixed leg is the present value of the known fixed coupon payments discounted at the rates implied by the LIBOR-swap curve adjusted for the credit spreads applicable to the debt of the party in a liability position. This adjustment is meant to capture the price of transferring the liability to a similarly-rated counterparty. The value of the floating leg is the present value of the floating coupon payments which are derived from the forward LIBOR-swap rates and discounted at the same rates as the fixed leg.

On a nonrecurring basis, we are required to measure property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates, and assets and liabilities of discontinued operations at fair value. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. The fair value of our property and equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which would be the basis for determining fair value. The fair value of our intangible assets, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

value of our goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs. Goodwill is tested for impairment as of October 1st of each year, absent any impairment indicators.

Derivative Instruments—

Each of our derivative instruments is recorded on the balance sheet at its fair value. Changes in the fair values of our existing derivatives are recorded each period in current earnings or in other comprehensive income, depending on their designations as hedging or trading swaps.

As of December 31, 2009, we hold four derivative instruments. Two are interest rate swaps that are not designated as hedging instruments. Therefore, all changes in the fair value of these interest rate swaps are reported in current period earnings on the line entitled Loss on interest rate swaps in our consolidated statements of operations. Net cash settlements on these interest rate swaps are included in investing activities in our consolidated statements of cash flows.

The other two derivative instruments are forward-starting interest rate swaps that are designated as cash flow hedges. Therefore, the effective portion of changes in the fair value of these cash flow hedges is deferred as a component of other comprehensive income and will be reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings. The ineffective portion, if any, is reported in earnings as part of other income. Net cash settlements on these interest rate swaps that are designated as cash flow hedges will be included in operating activities in our consolidated statements of cash flows.

For additional information regarding these interest rate swaps, see Note 9, Derivative Instruments.

Refunds due Patients and Other Third-Party Payors—

Refunds due patients and other third-party payors consist primarily of estimates of potential overpayments received from our patients and other third-party payors. In instances where we are unable to locate and reimburse the party due the refund, these amounts may become subject to escheat property laws and consequently payable to various jurisdictions or reportable to a federal agency.

During 2005, we completed a substantive reconstruction process so that we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and restate our previously issued financial statements for the years ended December 31, 2001 and 2000. As of December 31, 2009 and 2008, approximately $42.8 million and $43.5 million, respectively, of amounts included in Refunds due patients and other third-party payors represent an estimate of potential overpayments that originated in periods prior to December 31, 2004. These amounts were originally estimated during our reconstruction process based on collection history and other available patient receipt data. We continue to review these estimates based on updated information with respect to third-party confirmations, settlement agreements, and developments in regulations and rulings. During 2009, 2008, and 2007, this process resulted in a reduction to Refunds due patients and other third-party payors of approximately $0.7 million, $2.9 million, and $41.2 million, respectively, all of which are included in Income from discontinued operations, net of tax in our consolidated statements of operations. We are negotiating the settlement of these amounts with third-party payors in various jurisdictions. The result of these ongoing settlement negotiations may impact the carrying value of these liabilities.

 As of December 31, 2009 and 2008, approximately $34.6 million and $35.3 million, respectively, of the amount recorded as Refunds due patients and other third-party payors represents balances associated with our divested surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after each transaction closed, and, therefore, are not reported as liabilities held for sale in our consolidated balance sheets.

Noncontrolling Interests in Consolidated Affiliates—

The consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. We record adjustments to noncontrolling interests for the allocable portion of income or loss to which the noncontrolling interests holders are entitled based upon their portion of the subsidiaries they own.  Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interests holders’ balance.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Prior to January 1, 2009, we suspended allocation of losses to noncontrolling interests holders when the noncontrolling interests balance for a particular noncontrolling interests holder was reduced to zero and the noncontrolling interests holder did not have an obligation to fund such losses. Any excess loss above the noncontrolling interests holders’ balance was not charged to noncontrolling interests but rather was recognized by us until the affiliate began earning income again. We resumed adjusting noncontrolling interests for the subsequent profits earned by a subsidiary only after the cumulative income exceeded the previously unrecorded losses. Effective January 1, 2009, we continue to allocate losses to noncontrolling interests holders even if such allocation results in a deficit noncontrolling interests balance.

Convertible Perpetual Preferred Stock—

Our Convertible perpetual preferred stock contains fundamental change provisions that allow the holder to require us to redeem the preferred stock for cash if certain events occur. As redemption under these provisions is not solely within our control, we have classified our Convertible perpetual preferred stock as temporary equity.

Because our Convertible perpetual preferred stock is indexed to, and potentially settled in, our common stock, we also examined whether the embedded conversion option in our Convertible perpetual preferred stock should be bifurcated. Based on our analysis, we determined bifurcation is not necessary.

We use the if-converted method to include our Convertible perpetual preferred stock in our computation of diluted earnings per share.

Stock-Based Compensation—

HealthSouth has various shareholder- and non-shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period.

Litigation Reserves—

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

Advertising Costs—

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $5.0 million in 2009, $5.4 million in 2008, and $4.1 million in 2007.

Professional Fees—Accounting, Tax, and Legal—

 As discussed in Note 23, Contingencies and Other Commitments, in June 2009, a court ruled that Richard M. Scrushy, our former chairman and chief executive officer, committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of this accrual for his legal fees during the second quarter of 2009, which resulted in a reduction in Professional fees – accounting, tax, and legal of $6.5 million during the year ended December 31, 2009.

Excluding the reversal of accrued fees discussed above, Professional fees – accounting, tax, and legal for the years ended December 31, 2009, 2008, and 2007 related primarily to legal and consulting fees for continued litigation defense and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. Professional fees – accounting, tax, and legal in 2008 specifically included the $26.2 million of fees and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

expenses awarded to the derivative plaintiffs’ attorneys as part of the UBS Settlement discussed in Note 22, Settlements. In 2007, Professional fees – accounting, tax, and legal also included consulting fees associated with support received during our divestiture activities.

See Note 22, Settlements, and Note 23, Contingencies and Other Commitments, for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.

Income Taxes—

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income.

 We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

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

Assets Held for Sale and Results of Discontinued Operations—

Components of an entity that have been disposed of or are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Income from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Prepaid expenses and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Earnings per Common Share—

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Treasury Stock—

Shares of common stock repurchased by us are recorded at cost as treasury stock. When shares are reissued, we use an average cost method to determine cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in-capital. We account for the retirement of treasury stock as a reduction of retained earnings. However, due to our Accumulated deficit, the retirement of treasury stock is currently recorded as a reduction of Capital in excess of par value.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Foreign Currency Translation—

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains and losses from foreign currency translations are reported as a component of Accumulated other comprehensive loss within shareholders’ deficit. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material. We divested our international operations in October 2006.

Comprehensive Income—

Comprehensive income is comprised of Net income, changes in unrealized gains or losses on available-for-sale securities, the effective portion of changes in the fair value of interest rate swaps that are designated as cash flow hedges, and foreign currency translation adjustments and is included in the consolidated statements of comprehensive income.

Recent Accounting Pronouncements—

In April 2009, the Financial Accounting Standards Board updated the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance was effective for interim and annual reporting periods ended after June 15, 2009, with early adoption permitted. HealthSouth elected to adopt this amended guidance in the first quarter of 2009. While its adoption did not have a material impact on our financial position, results of operations, or cash flows, it does require interim disclosures related to our available-for-sale equity securities. See Note 3, Cash and Marketable Securities.

In April 2009, the FASB also issued updated guidance on disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and was effective for interim reporting periods ended after June 15, 2009, with early adoption permitted. HealthSouth elected to adopt this amended guidance in the first quarter of 2009. Its adoption resulted in additional interim disclosures only. See Note 15, Fair Value Measurements.

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

In June 2009, the FASB established the FASB Accounting Standards Codification as the single authoritative source for GAAP. The Codification was effective for financial statements that cover interim and annual periods ended after September 15, 2009. While not intended to change GAAP, the Codification significantly changed the way in which the accounting literature is organized. Because the Codification completely replaced existing standards, it affected the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption and our use of the Codification beginning in the third quarter of 2009 did not have an impact on our financial position, results of operations, or cash flows.

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.           Liquidity:

We continue to improve our leverage and liquidity. During the year ended December 31, 2009, we reduced our total debt by approximately $151 million and increased our Cash and cash equivalents by approximately $49 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In February 2009, we used our federal income tax refund for tax years 1995 through 1999 (see Note 19, Income Taxes) along with available cash to reduce our term loan facility by $24.5 million and amounts outstanding under our revolving credit facility to zero. In addition, we used a portion of the net proceeds from our settlement with UBS (see Note 22, Settlements) to redeem $36.4 million of our Floating Rate Senior Notes due 2014. In December 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and tendered for and redeemed the remaining $329.6 million of our outstanding Floating Rate Senior Notes due 2014. The refinancing transaction reduced debt, extended debt maturities, and reduced floating rate interest exposure. See Note 8, Long-term Debt, for additional information.

As of December 31, 2009, we had $80.9 million in Cash and cash equivalents. This amount excludes $67.8 million in Restricted cash and $21.0 million of restricted marketable securities. Our restricted assets pertain to obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company.

We have scheduled principal payments of $21.5 million and $20.8 million in 2010 and 2011, respectively, related to long-term debt obligations. We do not face near-term refinancing risk, as our revolving credit facility, under which no amounts were drawn as of December 31, 2009, does not expire until 2012, a portion of our term loan facility does not mature until 2013, with the remainder maturing in 2015, and the majority of our bonds are not due until 2016 and 2020. See Note 8, Long-term Debt, for additional information.

Our credit agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of December 31, 2009, we were in compliance with the covenants under our credit agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our credit agreement.

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our credit agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided. We continue to analyze our capital structure, and we will use our available cash in a manner that provides the most beneficial impact and return to our shareholders, including development opportunities and deleveraging.

See Note 1, Summary of Significant Accounting Policies, for a discussion of risks and uncertainties facing us. Changes in our business or other factors may occur that might have a material adverse impact on our financial position, results of operations, and cash flows.

3.           Cash and Marketable Securities:

The components of our investments as of December 31, 2009 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$80.9	$67.8	$-	$148.7
Equity securities	-	-	21.0	21.0
Total	$80.9	$67.8	$21.0	$169.7

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The components of our investments as of December 31, 2008 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$32.1	$154.0	$-	$186.1
Equity securities	-	-	20.3	20.3
Total	$32.1	$154.0	$20.3	$206.4

Restricted Cash—

As of December 31, 2009 and 2008, Restricted cash consisted of the following (in millions):

	As of December 31,
	2009	2008
Escrow related to UBS Settlement	$-	$97.9
Affiliate cash	31.9	33.4
Self-insured captive funds	33.7	20.4
Paid-loss deposit funds	2.2	2.3
Total restricted cash	$67.8	$154.0

Amounts in escrow related to the UBS Settlement represented cash that was transferred to us in December 2008 from UBS Securities, LLC (“UBS Securities”) and its insurance carriers and held in escrow pending the court’s implementation of the final court order. See Note 22, Settlements, for additional information.

Affiliate cash represents cash accounts maintained by partnerships in which we participate where one or more external partners requested, and we agreed, that the partnership’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those partnerships. Self-insured captive funds represent cash held at our wholly owned insurance captive, HCS, Ltd., as discussed in Note 10, Self-Insured Risks. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements. These funds cannot be used for purposes outside HCS without the permission of the Cayman Islands Monetary Authority. Paid loss deposit funds represent cash held by third-party administrators to fund expenses and other payments related to claims.

The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2009 and 2008, all restricted cash was current.

Marketable Securities—

Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. As discussed previously, HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2009, $18.3 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet.

A summary of our restricted marketable securities as of December 31, 2009 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$19.6	$1.5	$(0.1)	$21.0

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of our restricted marketable securities as of December 31, 2008 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$21.9	$0.4	$(2.0)	$20.3

Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2009 and 2008, we recorded $0.8 million and $1.0 million, respectively, of impairment charges related to our restricted marketable securities. These impairment charges are included in Other income in our consolidated statements of operations.

Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Proceeds from sales of restricted available-for-sale securities	$5.0	$8.1	$66.4
Gross realized gains	$0.9	$0.2	$4.1
Gross realized losses	$(1.3)	$(1.5)	$(0.4)

The following table shows the fair value and gross unrealized losses of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 (in millions):

	As of December 31, 2009	As of December 31, 2008
Less than 12 months:
Fair value	$0.2	$15.5
Gross unrealized losses	$-	$(1.9)
12 months or greater:
Fair value	$0.2	$0.1
Gross unrealized losses	$(0.1)	$(0.1)
Total:
Fair value	$0.4	$15.6
Gross unrealized losses	$(0.1)	$(2.0)

Our portfolio of marketable securities is comprised of numerous individual equity securities and mutual funds across a variety of industries. For our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examined the severity and duration of the impairments in relation to the cost of the individual investments. We also considered the industry in which each investment is held and the near-term prospects for a recovery in each specific industry. Based on our evaluation and our ability and intent to hold these investments for a reasonable period of time sufficient for a potential recovery of fair value, we do not believe these investments are other-than-temporarily impaired at December 31, 2009.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.           Accounts Receivable:

Accounts receivable consists of the following (in millions):

	As of December 31,
	2009	2008
Patient accounts receivable	$243.6	$263.6
Less: Allowance for doubtful accounts	(33.1)	(30.9)
Patient accounts receivable, net	210.5	232.7
Other accounts receivable	9.2	2.2
Accounts receivable, net	$219.7	$234.9

At December 31, 2009 and 2008, our allowance for doubtful accounts represented approximately 13.6% and 11.7%, respectively, of the total patient due accounts receivable balance.

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2009	$30.9	$33.1	$(30.9)	$33.1
2008	$37.4	$27.0	$(33.5)	$30.9
2007	$35.1	$33.2	$(30.9)	$37.4

5.           Property and Equipment:

Property and equipment consists of the following (in millions):

	As of December 31,
	2009	2008
Land	$66.5	$65.8
Buildings	904.6	873.9
Leasehold improvements	35.5	29.0
Furniture, fixtures, and equipment	353.2	339.0
	1,359.8	1,307.7
Less: Accumulated depreciation and amortization	(709.7)	(657.3)
	650.1	650.4
Construction in progress	14.7	11.7
Property and equipment, net	$664.8	$662.1

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2009	2008
Fully depreciated assets	$238.7	$230.4
Assets under capital lease obligations:
Buildings	$201.7	$201.7
Equipment	0.2	0.2
	201.9	201.9
Accumulated amortization	(119.8)	(107.5)
Assets under capital lease obligations, net	$82.1	$94.4

The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Depreciation expense	$51.6	$65.3	$59.2
Amortization expense	$12.3	$12.0	$11.4
Rent expense:
Minimum rent payments	$35.4	$37.7	$38.3
Contingent and other rents	27.7	25.7	26.2
Other	4.5	4.1	4.3
Total rent expense	$67.6	$67.5	$68.8

No material amounts of interest were capitalized on construction projects during 2009, 2008, or 2007.

Corporate Campus—

In January 2008, we entered into an agreement with Daniel Corporation (“Daniel”), a Birmingham, Alabama-based full-service real estate organization, pursuant to which Daniel acquired our corporate campus, including the Digital Hospital, an incomplete 13-story building located on the property, for a purchase price of $43.5 million in cash. This transaction closed on March 31, 2008. As part of this transaction, we entered into a lease for office space within the property that was sold. The net proceeds from this transaction were used to reduce debt.

We reviewed the depreciation estimates of our corporate campus based on the revised salvage value of the campus due to the expected sale transaction. During the first quarter of 2008, we accelerated the depreciation of our corporate campus by approximately $11.0 million so that the net book value of the corporate campus equaled the estimated net proceeds expected to be received on the transaction’s closing date. The year-over-year impact of this acceleration of depreciation approximated $10.0 million.

The sale agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel. In September 2008, Daniel Corporation announced it had reached an agreement with Trinity Medical Center (“Trinity”) pursuant to which Trinity will acquire the Digital Hospital. The purchase price of this transaction has not been made public, and the transaction is subject to Trinity receiving approval for a certificate of need (“CON”) from the applicable state board of Alabama. While the CON hearing has been completed, the administrative law judge has not ruled, and there remains opposition to the potential approval of Trinity’s CON request. Therefore, no assurances can be given as to whether or when any such cash flows related to the deferred purchase price component of our agreement with Daniel will be received, if any, if Daniel is able to realize a net profit on its transaction with Trinity.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Some facilities are subleased to other parties. Rental income from subleases approximated $5.2 million, $6.3 million, and $7.0 million for the years ended December 31, 2009, 2008, and 2007, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $19.1 million as of December 31, 2009.

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

	As of December 31,
	2009	2008
Straight-line rental accrual	$8.6	$8.8

Future minimum lease payments at December 31, 2009, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2010	$37.1	$21.1	$58.2
2011	31.1	19.1	50.2
2012	25.0	16.4	41.4
2013	20.3	14.5	34.8
2014	14.9	10.3	25.2
2015 and thereafter	88.2	76.0	164.2
	$216.6	157.4	$374.0
Less: Interest portion		(56.1)
Obligations under capital leases		$101.3

Asset Impairments—

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

6.           Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other finite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements, and market access assets.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2009, 2008, and 2007 (in millions):

Amount
Goodwill as of December 31, 2006	$406.1
-
Goodwill as of December 31, 2007	406.1
Acquisition	8.6
Goodwill as of December 31, 2008	414.7
Acquisition of interest in joint venture entity	2.6
Allocation to discontinued operations related to expected sale of hospital	(0.9)
Goodwill as of December 31, 2009	$416.4

Goodwill increased in 2008 as a result of our acquisition of The Rehabilitation Hospital of South Jersey. Goodwill increased in 2009 as a result of a joint venture acquisition of an inpatient rehabilitation unit in Altoona, Pennsylvania. See also Note 18, Assets Held for Sale and Results of Discontinued Operations.

We performed impairment reviews as of October 1, 2009, 2008, and 2007 and concluded that no Goodwill impairment existed.

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2009	$6.2	$(1.9)	$4.3
2008	5.8	(1.7)	4.1
Licenses:
2009	$49.8	$(36.9)	$12.9
2008	49.8	(34.5)	15.3
Noncompete agreements:
2009	$18.8	$(9.3)	$9.5
2008	17.0	(6.7)	10.3
Market access assets:
2009	$13.2	$(2.5)	$10.7
2008	13.2	(0.5)	12.7
Total intangible assets:
2009	$88.0	$(50.6)	$37.4
2008	85.8	(43.4)	42.4

Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Amortization expense	$7.0	$5.1	$4.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2010	$6.7
2011	6.2
2012	3.9
2013	3.8
2014	2.9

7.           Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of December 31, 2009 represents our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from 4% to 51%. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in millions):

	As of December 31,
	2009	2008
Equity method investments:
Capital contributions	$7.2	$10.2
Cumulative share of income	77.9	73.3
Cumulative share of distributions	(59.0)	(50.4)
	26.1	33.1
Cost method investments:
Capital contributions, net of distributions and impairments	3.2	3.6
Total investments in and advances to nonconsolidated affiliates	$29.3	$36.7

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2009	2008
Assets—
Current	$17.3	$19.1
Noncurrent	71.7	72.8
Total assets	$89.0	$91.9
Liabilities and equity—
Current liabilities	$7.2	$5.9
Noncurrent liabilities	7.8	7.7
Partners’ capital and shareholders’ equity—
HealthSouth	26.1	33.1
Outside partners	47.9	45.2
Total liabilities and equity	$89.0	$91.9

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Net operating revenues	$73.1	$68.8	$65.7
Operating expenses	(47.2)	(44.7)	(42.2)
Income from continuing operations, net of tax	20.5	19.4	18.8
Net income	20.5	19.4	18.8

See Note 1, Summary of Significant Accounting Policies, "Out-of-Period Adjustments." See also Note 21, Related Party Transactions, for a discussion of our former investment in Source Medical Solutions, Inc.

8.           Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2009	2008
Advances under $400 million revolving credit facility	$-	$40.0
Term loan facility	751.3	783.6
Bonds payable—
Floating Rate Senior Notes due 2014	-	366.0
10.75% Senior Notes due 2016	494.9	494.3
8.125% Senior Notes due 2020	285.2	-
Other bonds payable	1.8	1.8
Other notes payable	28.0	12.8
Capital lease obligations	101.3	114.7
	1,662.5	1,813.2
Less: Current portion	(21.5)	(23.6)
Long-term debt, net of current portion	$1,641.0	$1,789.6

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2010	$21.5	$21.5
2011	20.8	20.8
2012	20.2	20.2
2013	451.5	451.5
2014	9.4	9.4
Thereafter	1,149.6	1,139.1
Total	$1,673.0	$1,662.5

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

As discussed in Note 18, Assets Held for Sale and Results of Discontinued Operations, during 2007, we divested our surgery centers, outpatient, and diagnostic divisions. Due to the requirements under our credit agreement to use the net proceeds from each divestiture to repay obligations outstanding under our credit agreement, we allocated the interest expense on the debt that was required to be repaid as a result of the divestiture transactions to discontinued operations. The following table provides information regarding our total Interest expense and amortization of debt discounts and fees presented in our consolidated statements of operations for both continuing and discontinued operations (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Continuing operations:
Interest expense	$119.2	$153.0	$221.6
Amortization of debt discounts and fees	6.6	6.5	7.8
Interest expense and amortization of debt discounts and fees	125.8	159.5	229.4
Interest expense for discontinued operations	1.3	1.9	45.9
Total interest expense and amortization of debt discounts and fees	$127.1	$161.4	$275.3

Senior Secured Credit Agreement—

In March 2006, we entered into a credit agreement with a consortium of financial institutions. The credit agreement includes (1) a $400 million revolving credit facility, with a revolving letter of credit subfacility and swingline loan subfacility, (2) a $100 million synthetic letter of credit facility, and (3) a term loan facility that had an original principal of $2.05 billion. We used the proceeds from this transaction to repay prior indebtedness and to pay fees and expenses related to this transaction.

Loans under the credit agreement bear interest at a rate of, at our option, (1) LIBOR, adjusted for statutory reserve requirements or (2) the higher of (a) the federal funds rate plus 0.5% and (b) JPMorgan Chase Bank, N.A.’s (“JPMorgan”) prime rate, in each case, plus an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the revolving credit facility.

Since March 2006, the credit agreement has been amended two times:

·
In March 2007, the credit agreement was amended to lower the applicable margin and modify certain other covenants, which included gaining the appropriate lender approvals required for our 2007 divestiture activities.

·
In October 2009, the credit agreement was amended to extend the maturity of a portion of the loans under the credit agreement and to amend certain other provisions. Other amendments allow us to issue senior secured and unsecured notes in the bond market and increase amounts we can spend for acquisitions and selected debt repurchases.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Revolving Credit Facility—

As of December 31, 2009, no amounts were drawn under the revolving credit facility and no amounts were being utilized under the revolving letter of credit subfacility. If any amounts had been drawn as of that date, they would have accrued interest at 2.75% over LIBOR at the time of the last interest reset. As of December 31, 2008, $40.0 million was drawn under the revolving credit facility with an interest rate of 4.2%. Amounts drawn as of December 31, 2008 exclude $52.7 million utilized under the revolving letter of credit subfacility that had been drawn for general corporate purposes. The revolving credit facility expires in March 2012.

Synthetic Letter of Credit Facility—

The March 2007 amendment to the credit agreement reduced the applicable participation rate on the $100 million synthetic letter of credit facility to 2.5% (formerly 3.25%). The participation rate was further reduced to 2.25% in 2009 when we received a credit rating upgrade. As of December 31, 2009 and 2008, $95.2 million and $100.0 million, respectively, were utilized under the synthetic letter of credit facility. The letters of credit under the synthetic letter of credit facility are being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. The synthetic letter of credit facility expires in March 2012.

Term Loan Facility—

The term loan facility amortizes in quarterly installments equal to 0.25% of the principal outstanding, with the balance payable upon the final maturity. The October 2009 amendment to the credit agreement provided an extension of the maturity of a $300.0 million tranche of the term loan facility from March 2013 to September 2015 in exchange for a higher interest rate spread on that portion of the loan. The extended portion of the loan now accrues interest at a rate of LIBOR plus 3.75%. A credit rating upgrade in 2009 resulted in a reduction in the spread on the non-extended portion of the term loan facility from 2.5% to 2.25%.

At December 31, 2009, our interest rate under the $300 million extended portion of the term loan facility was 4.0%, while our interest rate for the remainder of the term loan facility was 2.5%. Our interest rate under the term loan facility was 4.7% at December 31, 2008.

Private Offering of $1.0 Billion of Senior Notes—

On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375.0 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625.0 million aggregate principal amount of 10.75% senior notes due 2016 (the “2016 Notes”) at 98.505% of par (collectively, the “Senior Notes”). We used the net proceeds from the private offering of the Senior Notes, along with cash on hand, to repay prior indebtedness.

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

Interest payments on the Senior Notes commenced on December 15, 2006 and are payable in arrears on June 15 and December 15 of each year. We pay interest on overdue principal at the rate of 1.0% per annum in excess of the applicable rates described below and will pay interest on overdue installments of interest at such higher rate to the extent lawful.

As discussed more below, in December 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and tendered for and redeemed the remaining $329.6 million of our Floating Rate Notes that were outstanding at that time.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Floating Rate Notes—

On November 16, 2009, we commenced a tender offer to purchase for cash all of the outstanding Floating Rate Notes, with an aggregate principal outstanding of $329.6 million at that time. We also solicited consents to amend the indenture governing these notes to eliminate or make less restrictive substantially all of the restrictive covenants and eliminate certain other provisions contained within the indenture. The tender offer expired on December 14, 2009. Pursuant to our offer, we received tenders and consents for approximately $313 million in aggregate principal amount of the Floating Rate Notes. The total consideration paid of approximately $333 million represented the principal amount of the Floating Rate Notes tendered, accrued and unpaid interest thereon, and the related early tender premium. The remaining aggregate principal amount of approximately $17 million that was outstanding when the tender offer and consent solicitation expired was redeemed for 103.0% along with accrued and unpaid interest thereon. Total consideration paid in connection with the redemption approximated $18 million.

The Floating Rate Notes were to mature on June 15, 2014 and bore interest at a per annum rate, reset semiannually, of LIBOR plus 6.0%. At the time of the refinancing, our interest rate was 7.2%. Our interest rate as of December 31, 2008 was 8.3%.

2016 Notes—

The 2016 Notes mature on June 15, 2016 and bear interest at a per annum rate of 10.75%. Due to discounts and financing costs, the effective interest rate on the 2016 Notes is 11.2%.

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

* Expressed in percentage of principal amount

Upon the occurrence of a change in control (as defined in the applicable indenture), each holder of the 2016 Notes may require us to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of the 2016 Notes to be repurchased, plus accrued and unpaid interest.

The 2016 Notes contain covenants and default and acceleration provisions that, among other things, limit our and certain of our subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) incur liens, and (5) merge or consolidate with another person.

8.125% Senior Notes Due 2020—

As discussed above, in December 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 (the “2020 Notes”) at 98.327% of par. We used the net proceeds from this transaction along with cash on hand to tender for and redeem all Floating Rate Notes outstanding at that time. Due to discounts and financing costs, the effective interest rate on the 2020 Notes is 8.5%. Interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning in February 2010. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement or the 2016 Notes. The 2020 Notes are senior unsecured obligations of HealthSouth and will rank equally with our senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent the value of the collateral securing such indebtedness.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

We may redeem the notes, in whole or in part, at any time on or after February 15, 2015, at the redemption prices set forth below:

Period	Redemption Price*
2015	104.063%
2016	102.708%
2017	101.354%
2018 and thereafter	100.000%

* Expressed in percentage of principal amount

Prior to February 15, 2013, we may redeem up to 35% of the aggregate principal amount of the 2020 Notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 108.125% of their principal amount, plus accrued and unpaid interest thereon, if at least 65% of the aggregate principal amount of the notes remains outstanding after giving effect to such redemption. In addition, at any time prior to February 15, 2015, we may at our option redeem all or a portion of the notes, at a redemption price equal to 100% of principal amount plus a “make-whole” premium, plus accrued and unpaid interest thereon, if any, to the redemption date.

Upon the occurrence of a change in control (as defined in the applicable indenture), each holder of the 2020 Notes may require us to repurchase such holder’s notes at a cash purchase price equal to 101% of their principal amount, plus accrued and unpaid interest. However, subject to certain exceptions, our credit agreement limits our ability to repurchase the 2020 Notes prior to their maturity.

The 2020 Notes contain covenants and default and acceleration provisions, that, among other things, limit our and certain of our subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) incur liens, and (5) merge or consolidate with another person.

Other Bonds Payable—

On September 28, 2001, we issued $400 million in 8.375% Senior Notes (the “8.375% Senior Notes”), substantially all of which have been tendered or redeemed as part of prior recapitalization transactions. As of December 31, 2009 and 2008, $0.3 million of these notes remained outstanding. Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.4%, with interest payable on April 1 and October 1 of each year. The 8.375% Senior Notes mature on October 1, 2011 and are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities.

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”), substantially all of which have been tendered or redeemed as part of prior recapitalization transactions. As of December 31, 2009 and 2008, $1.5 million of these notes remained outstanding. Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes is 7.6%, with interest payable on June 1 and December 1 of each year. The 7.625% Senior Notes mature on June 1, 2012 and are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities and for other corporate purposes.

Other Notes Payable—

We have two, 15-year notes payable agreements outstanding, both of which were used to finance real estate projects. The interest rates of these notes are 8.1% and 11.2%.

Capital Lease Obligations—

We engage in a significant number of leasing transactions including real estate, medical equipment, computer equipment, and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 6.6% to 12.2% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

9.           Derivative Instruments

Interest Rate Swaps Not Designated as Hedging Instruments—

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $1.056 billion, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR, which was 0.3% and 2.2% at December 10, 2009 and 2008, which was the most recent interest rate set date at each respective year end. The termination date of this swap is March 10, 2011. The fair market value of this swap as of December 31, 2009 and 2008 was ($54.8) million and ($78.2) million, respectively, and is included in Other current liabilities in our consolidated balance sheets. The notional principal of this swap is scheduled to decrease to approximately $984 million in March 2010.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $1.1 billion interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and are made quarterly on the same settlement schedule as the $1.1 billion interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was $6.4 million. The fair market value of this swap as of December 31, 2009 was $5.6 million. Of this amount, $4.7 million is included in Prepaid expenses and other current assets with the remainder included in Other long-term assets in our consolidated balance sheet.

These interest rate swaps are not designated as hedges. Therefore, changes in the fair value of these interest rate swaps are included in current-period earnings as Loss on interest rate swaps.

During the years ended December 31, 2009, 2008, and 2007, we had net cash settlement (payments) receipts of ($42.2) million, ($20.7) million, and $3.2 million, respectively, with our counterparties. Net settlement payments or receipts on these swaps are included in the line item Loss on interest rate swaps in our consolidated statements of operations.

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges—

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our term loan facility. Under this swap agreement, we will pay a fixed rate of 2.6% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012. The fair market value of this swap as of December 31, 2009 and 2008 was $0.4 million and ($0.2) million, respectively, and is included in Other long-term assets and Other current liabilities, respectively, in our consolidated balance sheets.

In March 2009, we entered into an additional $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our term loan facility. Under this swap agreement, we will pay a fixed rate of 2.9% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is September 12, 2012. The fair market value of this swap as of December 31, 2009 was ($0.3) million and is included in Other current liabilities in our consolidated balance sheet.

Both forward-starting swaps are designated as cash flow hedges and are accounted for under the policies described in Note 1, Summary of Significant Accounting Policies. The effective portion of changes in the fair value

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

of these cash flow hedges is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings.

See also Note 15, Fair Value Measurements.

10.           Self-Insured Risks:

We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund part of our first layer of insurance coverage up to $24 million. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Reserves for professional liability, general liability, and workers’ compensation risks were $137.5 million and $146.9 million at December 31, 2009 and 2008, respectively. The current portion of this reserve, $37.5 million and $38.3 million, at December 31, 2009 and 2008, respectively, is included in Other current liabilities in our consolidated balance sheets. Expenses or (income) related to retained professional and general liability risks were $13.6 million, $6.7 million, and ($1.7) million for the years ended December 31, 2009, 2008, and 2007, respectively. Of these amounts, $13.6 million, $6.7 million, and ($1.6) million, respectively, are classified in Other operating expenses in our consolidated statements of operations, with the remainder included in General and administrative expenses. Expenses associated with retained workers’ compensation risks were $13.9 million, $7.7 million, and $4.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. Of these amounts, $13.6 million, $7.5 million, and $4.4 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses. See below for additional information related to estimated ultimate losses recorded in 2009, 2008, and 2007.

We also maintain excess loss contracts with insurers and reinsurers for professional, general liability, and workers’ compensation risks. Expenses associated with professional and general liability excess loss contracts were $3.1 million, $3.4 million, and $4.0 million for the years ended December 31, 2009, 2008, and 2007, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation excess loss contracts were $3.4 million, $0.7 million, and $5.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. Of these amounts, $3.3 million, $0.7 million, and $5.4 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses.

Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the unpaid portion of the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated ultimate loss amounts are included in current operating results. During 2009, 2008, and 2007, we reduced our estimated ultimate losses relating to prior loss periods by $3.8 million, $19.4 million, and $22.3 million, respectively, due to favorable claim experience and industry-wide loss development trends.

The reserves for these self-insured risks cover approximately 1,000 individual claims at December 31, 2009 and 2008, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2009, 2008, and 2007, $26.8 million, $28.3 million, and $33.4 million, respectively, of payments (net of reinsurance recoveries of $1.2 million, $3.3 million, and $9.4 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts were $21.5 million and $24.6 million at December 31, 2009 and 2008, respectively. Of these amounts, $5.4 million and $6.1 million are included in Prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2009 and 2008, respectively, with the remainder included in Other long-term assets.

11.           Convertible Perpetual Preferred Stock:

On March 7, 2006, we completed the sale of 400,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock. The preferred stock has an initial liquidation preference of $1,000 per share of preferred stock, which is contingently subject to accretion. Holders of the preferred stock are entitled to receive, when and if declared by our board of directors, cash dividends at the rate of 6.50% per annum on the accreted liquidation preference per share, payable quarterly in arrears. Dividends on the preferred stock are cumulative. Each holder of preferred stock has one vote for each share held by the holder on all matters voted upon by the holders of our common stock.

The preferred stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $30.50 per share, which is equal to an initial conversion rate of approximately 32.7869 shares of common stock per share of preferred stock, subject to specified adjustments. On or after July 20, 2011, we may cause the shares of preferred stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the preferred stock. If we are subject to a fundamental change, as defined in the certificate of designation of the preferred stock, each holder of shares of preferred stock has the right, subject to certain limitations, to require us to purchase with cash any or all of its shares of preferred stock at a purchase price equal to 100% of the accreted liquidation preference, plus any accrued and unpaid dividends to the date of purchase. In addition, if holders of the preferred stock elect to convert shares of preferred stock in connection with certain fundamental changes, we will in certain circumstances increase the conversion rate for such shares of preferred stock. As redemption of the preferred stock is contingent upon the occurrence of a fundamental change, and since we do not deem a fundamental change probable of occurring, accretion of our Convertible perpetual preferred stock is not necessary.

We declared $26.0 million in dividends on our preferred stock in each of the three years ended December 31, 2009. As of December 31, 2009 and 2008, accrued dividends of $6.5 million were included in Other current liabilities on our balance sheets. These accrued dividends were paid in January 2010 and 2009, respectively.

12.           Shareholders’ Deficit:

Issuance of Shares and Warrants Associated with Class Action Securities Litigation—

On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. For additional information, see Note 20, Earnings per Common Share, and Note 22, Settlements.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

13.           Guarantees:

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

As of December 31, 2009, we were secondarily liable for 66 such guarantees. The remaining terms of these guarantees ranged from one month to 114 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $48.0 million.

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

14.           Accumulated Other Comprehensive Loss:

Accumulated other comprehensive loss, net of income tax effect, consists of the following (in millions):

	As of December 31,
	2009	2008
Unrealized loss on available-for-sale securities	$(0.1)	$(3.0)
Unrealized gain (loss) on interest rate swaps	0.1	(0.2)
Total	$-	$(3.2)

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

15.           Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2009	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Current portion of restricted marketable securities	$2.7	$2.7	$-	$-	M
Prepaid expenses and other current assets:
June 2009 trading swap	4.7	-	4.7	-	I
Other long-term assets:
Restricted marketable securities	18.3	18.3	-	-	M
December 2008 forward-starting swap	0.4	-	0.4	-	I
June 2009 trading swap	0.9	-	0.9	-	I
Other current liabilities:
March 2006 trading swap	(54.8)	-	(54.8)	-	I
March 2009 forward-starting swap	(0.3)	-	(0.3)	-	I

As of December 31, 2008
Current portion of restricted marketable securities	$20.3	$20.3	$-	$-	M
Prepaid expenses and other current assets:
Marketable securities	0.2	0.2	-	-	M
Other current liabilities:
March 2006 trading swap	(78.2)	-	(78.2)	-	I
December 2008 forward-starting swap	(0.2)	-	(0.2)	-	I
Government, class action, and related settlements:
Securities Litigation Settlement liability - common stock	(55.1)	(55.1)	-	-	M
Securities Litigation Settlement liability - common stock warrants	(19.5)	-	(19.5)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

Assets measured at fair value on a nonrecurring basis are as follows (in millions):

		Fair Value Measurements at Reporting
		Date Using			Total Losses
	Net Carrying Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2009
Investments in and advances to nonconsolidated affiliates	$1.7	$-	$-	$1.7	$0.3
Other long-term assets:
Assets held for sale	14.2	-	14.2	-	0.9

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The above losses represent our write-down of certain assets to their estimated fair value based on offers we received from third parties to acquire the assets or other market conditions. The loss related to Investments in and advances to nonconsolidated affiliates is included in Other income in our consolidated statement of operations for the year ended December 31, 2009. The losses related to assets held for sale are included in Loss on disposal of assets in our consolidated statement of operations for the year ended December 31, 2009.

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

In addition, during the year ended December 31, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. During the year ended December 31, 2007, we recorded impairment charges of $15.1 million, related to our long-lived assets. Approximately $14.5 million of these charges related to the Digital Hospital (as defined in Note 5, Property and Equipment). During 2007, we wrote the Digital Hospital down by $14.5 million to its estimated fair value based on an offer we had received from a third party to acquire our corporate campus and the estimated net proceeds we expected to receive from this potential sale transaction. During the years ended December 31, 2009, 2008, and 2007, we recorded impairment charges of $4.0 million, $11.8 million, and $38.2 million, respectively, as part of our results of discontinued operations. See Note 18, Assets Held for Sale and Results of Discontinued Operations.

As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of December 31, 2009		As of December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$(54.8)	$(54.8)	$(78.2)	$(78.2)
December 2008 forward-starting swap	0.4	0.4	(0.2)	(0.2)
March 2009 forward-starting swap	(0.3)	(0.3)	-	-
June 2009 trading swap	5.6	5.6	-	-
Long-term debt:
Advances under $400 million revolving credit facility	-	-	40.0	28.4
Term loan facility	751.3	714.5	783.6	597.5
Floating Rate Senior Notes due 2014	-	-	366.0	292.1
10.75% Senior Notes due 2016	494.9	542.5	494.3	459.0
8.125% Senior Notes due 2020	285.2	284.7	-	-
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	28.0	28.0	12.8	12.8
Financial commitments:
Letters of credit	-	95.2	-	152.7

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

16.           Stock-Based Compensation:

The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards under the terms of compensation plans designed to align employee and executive interests to those of our stockholders.

All employee stock-based compensation awarded in 2009 was issued under the 2008 Equity Incentive Plan, a stockholder-approved plan that provides for grants of nonqualified stock options or incentive stock options, restricted stock, stock appreciation rights, performance shares or performance units, dividend equivalents, restricted stock units (“RSUs”), or other stock-based awards. The terms of the 2008 Equity Incentive Plan make available up to 6,000,000 shares of common stock to be granted. As of December 31, 2009, the number of shares of stock reserved and available for grant under this plan is 5,236,864 shares.

Historically, we have also issued stock-based compensation out of the following plans which expired in 2008: the 1995, 1997, and 1999 Stock Option Plans, the 1998 Restricted Stock Plan, the Key Executive Incentive Program, and the 2005 Equity Incentive Plan. As of December 31, 2009, we also had 1,200,300 shares available to issue under the 2002 Stock Option Plan; however, with the approval of the 2008 Equity Incentive Plan discussed above, we do not intend to issue any additional options from this plan.

Stock Options—

As of December 31, 2009, we had outstanding options from the 1995, 1997, 1999, and 2002 Stock Option Plans as well as the 2005 and 2008 Equity Incentive Plans. Under these plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. These plans provide for the granting of both nonqualified stock options and incentive stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond approximately ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which is generally three years.

The fair values of the options granted during the years ended December 31, 2009, 2008, and 2007 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2009	2008	2007
Expected volatility	45.0%	39.5%	42.0%
Risk-free interest rate	2.7%	3.2%	4.5%
Expected life (years)	6.5	6.4	4.6
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2009, 2008, and 2007 was $4.64, $7.22, and $9.46, respectively.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2008	2,352	$25.46
Granted	404	9.57
Exercised	-	-
Forfeitures	(130)	13.21
Expirations	(112)	40.23
Outstanding, December 31, 2009	2,514	22.88	6.1	$3.8
Exercisable, December 31, 2009	1,833	25.89	5.2	0.3

We recognized approximately $3.5 million, $5.0 million, and $7.7 million of compensation expense related to our stock options for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31,2009, there was $2.7 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 19 months.

Restricted Stock—

We previously issued restricted common stock to senior management of HealthSouth under the 1998 Restricted Stock Plan, Key Executive Incentive Program, and 2005 Equity Incentive Plan.

Historically, restricted stock awards contained only a service requirement and generally vested over a three-year requisite service period. However, in 2007, we also issued restricted common stock with vesting requirements that included a market condition and a service condition. The restricted stock awards granted in 2008 and in 2009 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement). For awards with a service and/or performance requirement, the fair value of the award is determined by the closing price of our common stock on the grant date. For awards with a market condition, the fair value of the awards is determined using a lattice model.

A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2008	557	$17.27
Granted	348	7.85
Vested	(170)	19.20
Forfeited	(51)	14.70
Nonvested shares at December 31, 2009	684	12.20

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2008 and 2007 was $16.34 and $19.65 per share, respectively. We recognized approximately $9.1 million, $5.9 million, and $2.1 million of compensation expense related to our restricted stock awards for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, there was $13.8 million of unrecognized compensation expense related to unvested restricted stock. We expect to recognize this expense over the next 26 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Non-Employee Stock-Based Compensation Plans—

We maintained the 2004 Director Incentive Plan, as amended and restated, to provide incentives to our non-employee members of our board of directors. Up to 400,000 shares were available to be granted pursuant to the 2004 Director Incentive Plan through the award of shares of unrestricted common stock, restricted stock, and/or RSUs. The 2004 Director Incentive Plan expired during 2008. During the first quarter of 2009, we issued RSUs out of the 2008 Equity Incentive Plan to our non-employee members of our board of directors. Restricted stock awards are subject to a three-year graded vesting period, while the RSUs are fully vested when awarded.

During the years ended December 31, 2009, 2008, and 2007, we issued 103,185, 49,788, and 35,528 RSUs, respectively, with a fair value of $7.85, $16.27, and $22.80, respectively, per unit. We recognized approximately $0.8 million of compensation expense upon their issuance in 2009, 2008, and 2007. There was no unrecognized compensation related to unvested shares as of December 31, 2009. As of December 31, 2009, 215,621 RSUs were outstanding.

17.           Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2009, 2008, and 2007, costs associated with these plans, net of amounts paid by employees, approximated $62.6 million, $62.3 million, and $57.0 million, respectively.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. During 2007, HealthSouth’s employer matching contribution was 50% of the first 4% of each participant’s elective deferrals. Effective January 1, 2008, HealthSouth’s employer matching contribution increased to 50% of the first 6% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age are eligible to participate in the plan. Prior to January 1, 2008, employer contributions vested gradually over a six-year service period. Effective January 1, 2008, employer contributions vest 100% after three years of service. Participants are always fully vested in their own contributions.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $13.0 million, $14.0 million, and $9.3 million in 2009, 2008, and 2007, respectively. In 2009 and 2007, approximately $1.3 million and $3.0 million, respectively, from the plan’s forfeiture account was used to fund the matching contributions in accordance with the terms of the plan.

Senior Management Bonus Program—

In 2009, 2008, and 2007, we adopted a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals or regional goals and individual goals. The corporate goals were dependent upon the Company meeting pre-determined financial goals. The regional goals were determined in accordance with the specific plans agreed upon between each region and our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance, were determined between each participant and his or her immediate supervisor. The program applied to persons who joined the Company in, or were promoted to, senior management positions. In 2010, we expect to pay approximately $13.9 million under the program for the year ended December 31, 2009. In February 2009, we paid approximately $9.9 million under the program for the year ended December 31, 2008. In February 2008, we paid approximately $8.0 million under the program for the year ended December 31, 2007.

18.           Assets Held for Sale and Results of Discontinued Operations:

During 2009, we terminated the leases associated with certain rental properties and reached an agreement to sell one of our hospitals to a third party. As a result, we reclassified our consolidated balance sheet as of December 31, 2008 to show the assets and liabilities of these facilities as held for sale. We also reclassified our

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to include these properties and their results of operations as discontinued operations.

The operating results of discontinued operations, including the allocation of $43.3 million of interest expense for the year ended December 31, 2007 (as discussed in Note 8, Long-term Debt), are as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Net operating revenues	$17.8	$41.7	$654.1
Costs and expenses	25.8	36.2	585.3
Impairments	4.0	11.8	38.2
(Loss) income from discontinued operations	(12.0)	(6.3)	30.6
Gain on disposal of assets of discontinued operations	0.4	0.1	5.1
Gain on divestitures of divisions	13.4	18.7	451.9
Income tax benefit	0.3	3.7	2.6
Income from discontinued operations, net of tax	$2.1	$16.2	$490.2

As discussed in Note 23, Contingencies and Other Commitments, we have recorded charges related to settlements with certain of our current and former subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our divested surgery centers division has been included in our results of discontinued operations. See also Note 23, Contingencies and Other Commitments, for information related to our former outpatient division.

As discussed in Note 10, Self-Insured Risks, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by HCS. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

During 2009, we recorded an impairment charge of $4.0 million. This charge related to the hospital that qualified to be reported as discontinued operations during 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third-party to purchase the assets. During 2008, we recorded impairment charges of $11.8 million. The majority of these charges related to the hospital that was closed during 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an evaluation of current real estate market conditions in the applicable area. See the "Diagnostic Division" section of this note for discussion of the majority of the 2007 impairment charges.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Assets and liabilities held for sale consist of the following (in millions):

	As of December 31,
	2009	2008
Assets:
Current assets	$1.4	$3.8
Long-term assets	14.2	37.1
Total assets	$15.6	$40.9
Liabilities:
Current liabilities	$4.2	$37.5
Long-term liabilities	1.3	4.7
Total long-term liabilities	$5.5	$42.2

As of December 31, 2008, assets and liabilities held for sale in the above table primarily relate to the one surgery facility that was awaiting transfer to ASC, as defined and discussed below. As of December 31, 2009, assets and liabilities held for sale primarily relate to our hospital that was sold in January 2010.

Current assets and long-term assets in the above table are included in Prepaid expenses and other current assets and Other long-term assets, respectively, in our consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Other current liabilities and Other long-term liabilities, respectively, in our consolidated balance sheets.

As discussed in Note 1, Summary of Significant Accounting Policies, as of December 31, 2009 and 2008, Refunds due patients and other third-party payors consists of approximately $42.8 million and $43.5 million, respectively, of refunds and overpayments that originated prior to December 31, 2004. Of this amount, approximately $34.6 million and $35.3 million, respectively, represent liabilities associated with our former surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after the closing of each transaction, and therefore, are not considered liabilities held for sale. We continue to negotiate the settlement of these amounts with third-party payors in various jurisdictions.

Our consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100% owned affiliates we control. Accordingly, we have recorded noncontrolling interests in the earnings and equity of such entities. As of December 31, 2008, approximately $3.0 million of our consolidated Noncontrolling interests represented noncontrolling interests associated with our former surgery centers division. With the transfer of the surgery facility discussed below, we no longer have any noncontrolling interests related to any of our divested divisions.

Surgery Centers Division—

The transaction to sell our surgery centers division to ASC Acquisition LLC ("ASC"), a Delaware limited liability company and newly formed affiliate of TPG Partners V, L.P., a private investment partnership, closed on June 29, 2007, other than with respect to certain facilities in Connecticut, Rhode Island, and Illinois for which approvals for the transfer to ASC had not yet been received as of such date. The purchase price consisted of cash consideration of $920 million, subject to certain adjustments, and a contingent option to acquire up to a 5% equity interest in the new company. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $15.5 million of debt assumed by ASC, approximated $860.7 million.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

regulatory approvals been received prior to closing. Upon receipt of such approvals, HealthSouth’s ownership interest in such facilities would be transferred to ASC. No portion of the purchase price was withheld at closing pending the transfer of these facilities.

In August and November 2007, we received approval for the transfer of the applicable facilities in Connecticut and Rhode Island, respectively. In the first quarter of 2008, we received approval for the change in control of five of the six Illinois facilities. Approval for the sixth Illinois facility was obtained in the fourth quarter of 2009.

During 2007, we also reached an agreement with certain of our remaining partners to sell an additional facility to ASC. This facility was an opt-out partnership at the time the original transaction closed with ASC. After deducting deal and separation costs, we received approximately $16.2 million of net cash proceeds in conjunction with the sale of this facility.

The assets and liabilities for the surgery centers division as of December 31, 2008 included the assets and liabilities associated with the facility that had not been transferred as of that date. As of December 31, 2008, we had deferred $26.5 million of cash proceeds received at closing associated with this facility. The results of operations of this facility are reported in discontinued operations through its fourth quarter 2009 transfer date.

The operating results of the surgery centers division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Net operating revenues	$7.4	$10.7	$381.7
Costs and expenses	3.9	6.6	324.5
Impairments	-	1.2	4.8
Income from discontinued operations	3.5	2.9	52.4
Gain on disposal of assets of discontinued operations	0.7	0.2	1.9
Gain on divestiture of division	13.4	19.3	314.9
Income tax benefit	0.4	3.8	18.4
Income from discontinued operations, net of tax	$18.0	$26.2	$387.6

As a result of the disposition of our surgery centers division, we recorded a $376.3 million post-tax gain on disposal during the year ended December 31, 2007. During 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the year. We recorded an additional post-tax gain of $13.4 million for the facility that was transferred to ASC during the fourth quarter of 2009.

Outpatient Division—

The transaction to sell our outpatient rehabilitation division to Select Medical Corporation, a privately owned operator of specialty hospitals and outpatient rehabilitation facilities, closed on May 1, 2007, other than with respect to certain facilities for which approvals for the transfer to Select Medical had not yet been received as of such date. In connection with the closing of the sale of this division, we entered into a letter agreement with Select Medical whereby we agreed, among other things, we would retain certain outpatient facilities until certain state regulatory approvals for the transfer of such facilities to Select Medical were received. In that regard, we entered into agreements with Select Medical whereby Select Medical managed certain operations of the applicable facilities until such approvals were received. Approximately $24 million of the $245 million purchase price was withheld pending the transfer of these facilities. The net cash proceeds received at closing, after deducting deal and separation costs, purchase price adjustments, and approximately $3.2 million of debt assumed by Select Medical, approximated $200.4 million. Subsequent to closing, we received approval and transferred the remaining facilities to Select Medical, and we received additional sale proceeds in November 2007.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The operating results of the outpatient division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Net operating revenues	$0.5	$1.6	$127.3
Costs and expenses	7.7	(4.6)	110.2
Impairments	-	-	0.2
(Loss) income from discontinued operations	(7.2)	6.2	16.9
Loss on disposal of assets of discontinued operations	-	-	(1.3)
Gain on divestiture of division	-	-	145.3
Income tax expense	-	-	(16.0)
(Loss) income from discontinued operations, net of tax	$(7.2)	$6.2	$144.9

Amounts included in income from discontinued operations of our outpatient division for the year ended December 31, 2008 primarily relate to the expiration of a contingent liability associated with a prior contractual agreement associated with the division. See also Note 23, Contingencies and Other Commitments.

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

The operating results of the diagnostic division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Net operating revenues	$0.1	$1.1	$92.0
Costs and expenses	0.8	2.6	96.8
Impairments	-	0.6	33.2
Loss from discontinued operations	(0.7)	(2.1)	(38.0)
Gain on disposal of assets of discontinued operations	0.1	-	2.9
Loss on divestiture of division	-	(0.6)	(8.3)
Loss from discontinued operations, net of tax	$(0.6)	$(2.7)	$(43.4)

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

19.           Income Taxes:

HealthSouth is subject to U.S. federal, state, and local income taxes. Our Income (loss) from continuing operations before income tax benefit is as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations before income tax benefit	$123.5	$195.5	$(93.9)

The significant components of the Provision for income tax benefit related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2009	2008	2007
Current:
Federal	$1.8	$(7.6)	$(300.2)
State and local	(9.1)	(66.2)	(30.2)
Total current benefit	(7.3)	(73.8)	(330.4)
Deferred:
Federal	3.0	2.7	5.5
State and local	1.1	1.0	2.5
Total deferred expense	4.1	3.7	8.0
Total income tax benefit related to continuing operations	$(3.2)	$(70.1)	$(322.4)

During 2009, we received total net state income tax refunds of $12.4 million, including associated interest, the majority of which related to amended returns filed for the years 1995 through 2004. During 2009, we also received total net federal income tax refunds of $40.8 million, the majority of which related to an additional tax refund claim with the IRS for tax years 1995 through 1999, as discussed below.

During 2008, we received total net state income tax refunds of $26.2 million, including associated interest, the majority of which related to amended returns filed for the years 1996 through 1999. During 2008, we also received $47.1 million of net federal income tax refunds. In 2008, we settled all federal income tax issues outstanding with the IRS for the tax years 2000 through 2003. In October 2008, we received a total cash refund of approximately $46 million, including $33 million of federal income tax refunds and $13 million of associated interest. Approximately $33 million of this federal income tax recovery was used to pay down long-term debt.

During 2008, we also settled an additional income tax refund claim with the IRS for tax years 1995 through 1999 which resulted in a federal income tax refund of approximately $42 million, including $24.5 million of federal income tax refunds and $17.5 million of associated interest. We received the majority of this cash refund in February 2009 and used it to pay down long-term debt. Therefore, we classified this refund in long-term assets in the line entitled Income tax refund receivable in our consolidated balance sheet as of December 31, 2008.

During 2007, we received total net income tax refunds of $438.2 million, the majority of which related to our settlement of federal income taxes with the IRS. In the third quarter of 2007, we settled certain federal income tax issues outstanding with the IRS for the tax years 1996 through 1999, and the Joint Committee reviewed and approved the associated tax refunds due to the Company. In October 2007, we received a total cash refund of approximately $440 million, including $296 million of federal income tax refunds and $144 million of associated interest. Approximately $405 million of this federal income tax recovery was used to pay down long-term debt in 2007.

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax benefit on our income (loss) from continuing operations, which include federal, state, and other income taxes, is presented below. Our adoption of the authoritative guidance relating to noncontrolling interests (see Note 1,

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies, “Reclassifications”) had no effect on the total income tax expense reported in our consolidated statements of operations or on income tax amounts recorded on our balance sheets, including deferred income taxes.

	For the Year Ended December 31,
	2009		2008		2007
Tax expense (benefit) at statutory rate	35.0%		35.0%		(35.0%	)
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	3.5%		4.9%		(9.2%	)
Indefinite-lived assets	1.3%		2.0%		6.3%
Interest, net	(1.0%	)	(8.8%	)	(135.3%	)
Settlement of tax claims	(6.0%	)	(34.4%	)	(162.6%	)
Decrease in valuation allowance	(42.7%	)	(38.7%	)	(33.2%	)
Noncontrolling interests	9.3%		5.3%		24.3%
Other, net	(2.0%	)	(1.2%	)	1.4%
Income tax benefit	(2.6%	)	(35.9%	)	(343.3%	)

The income tax expense (benefit) at the statutory rate is the expected tax expense (benefit) resulting from the income (loss) due to continuing operations. The income tax benefit in 2009 primarily resulted from the decrease in the valuation allowance and refunds of state income taxes, including interest. The income tax benefit in 2008 primarily resulted from our settlement of federal income taxes, including interest, refunds of state income taxes, including interest, and the decrease in the valuation allowance. Our income tax benefit in 2007 primarily resulted from our settlement of federal income taxes, including interest, for the years 1996 through 1999 in excess of the estimated amounts previously accrued, as discussed above.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2009	2008
Deferred income tax assets:
Net operating loss	$769.8	$798.2
Allowance for doubtful accounts	15.3	47.6
Accrual for government, class action, and related settlements	2.6	29.8
Insurance reserve	31.7	38.7
Other accruals	15.0	15.3
Property, net	32.5	33.1
Intangibles	6.8	3.1
Alternative minimum tax	13.7	15.3
Stock-based compensation	17.4	13.3
Total deferred income tax assets	904.8	994.4
Less: Valuation allowance	(892.7)	(969.6)
Net deferred income tax assets	12.1	24.8
Deferred income tax liabilities:
Indefinite-lived intangibles	(32.8)	(31.5)
Carrying value of partnerships	(10.1)	(20.1)
Other	(1.9)	(2.1)
Total deferred income tax liabilities	(44.8)	(53.7)
Net deferred income tax liabilities	(32.7)	(28.9)
Less: Current deferred tax assets	0.5	0.8
Noncurrent deferred tax liabilities	$(33.2)	$(29.7)

Current deferred tax assets as of December 31, 2009 and 2008 are included in Prepaid expenses and other current assets in our consolidated balance sheets. Noncurrent deferred tax liabilities as of December 31, 2009 and 2008 are included in Other long-term liabilities in our consolidated balance sheets.

We reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. We based our decision to establish a valuation allowance primarily on negative evidence of cumulative losses in recent years. After consideration of all evidence, both positive and negative, management concluded it is more likely than not we will not realize a portion of our deferred tax assets. Consequently, a valuation allowance of $892.7 million and $969.6 million is necessary as of December 31, 2009 and 2008, respectively. No valuation allowance has been provided on deferred tax assets attributable to subsidiaries not included within the federal consolidated group.

For the years ended December 31, 2009, 2008, and 2007, the net decreases in our valuation allowance were $76.9 million, $89.0 million, and $162.1 million, respectively. The decrease in the valuation allowance for 2009 relates primarily to a decrease in gross deferred tax assets resulting from the issuance of the common stock and common stock warrants underlying the securities litigation settlement (see Note 22, Settlements), the write-off of bad debts, and the utilization of net operating losses. The decrease in the valuation allowance for 2008 relates primarily to the decrease in gross deferred tax assets caused by the sale of our corporate campus (see Note 5, Property and Equipment). The decrease in the valuation allowance for 2007 relates primarily to decreases in deferred tax assets arising from the divestitures of our surgery centers and outpatient divisions (see Note 18, Assets Held for Sale and Results of Discontinued Operations). This decrease was offset, in part, by an increase in net operating losses as a result of 2007 operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2009, we had unused federal and state net operating loss carryforwards of approximately $1.8 billion ($624.5 million tax effected) and $145.3 million (tax effected), respectively. Such losses expire in various amounts at varying times through 2029. A valuation allowance is being taken against our net deferred tax assets, exclusive of indefinite-lived intangibles, including substantially all of these loss carryforwards.

Our utilization of NOLs could be subject to the Internal Revenue Code Section 382 (“Section 382”) limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will limit our ability to use any NOLs before they expire. However, no such assurances can be provided.

On January 1, 2007, we adopted new accounting guidance related to the accounting for uncertainty in income taxes. The adoption of this guidance resulted in a $4.2 million increase to reserves for uncertain tax positions and was accounted for as an addition to Accumulated deficit as of January 1, 2007. Including the cumulative effect increase to the reserves for uncertain tax positions, as of January 1, 2007, we had $267.4 million of total gross unrecognized tax benefits, of which $247.0 million would affect our effective tax rate if recognized. The amount of the unrecognized tax benefits changed significantly during the year ended December 31, 2007 due to the settlement with the IRS for the tax years 1996 through 1999, as discussed above.

As of December 31, 2007, total remaining gross unrecognized tax benefits were $138.2 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $11.7 million as of December 31, 2007. The amount of unrecognized tax benefits changed during 2008 due to the settlement of state income tax refund claims with certain states for tax years 1996 through 1999, the settlement with the IRS for tax years 2000 through 2003, the filings of amended income tax returns for tax years 1995 through 1999 with the IRS, non-unitary state claims for tax years 2000 through 2003, and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $61.1 million as of December 31, 2008, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2008 was $2.9 million. The amount of unrecognized tax benefits changed during 2009 due to the settlement of state income tax refund claims with certain states for tax years 1995 through 2004 and the running of the statute of limitations on certain state issues related to the 2005 tax year. Total remaining gross unrecognized tax benefits were $50.9 million as of December 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2009 was $1.9 million.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2007	$267.4	$9.8
Gross amount of increases in unrecognized tax benefits related to prior periods	33.6	3.5
Gross amount of decreases in unrecognized tax benefits related to prior periods	(26.0)	(1.6)
Gross amount of increases in unrecognized tax benefits related to the current period	0.1	-
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(134.2)	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2.7)	-
Balance at December 31, 2007	138.2	11.7
Gross amount of increases in unrecognized tax benefits related to prior periods	4.0	0.5
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(78.8)	(7.2)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2.3)	(2.1)
Balance at December 31, 2008	61.1	2.9
Gross amount of increases in unrecognized tax benefits related to prior periods	0.1	0.1
Increases in unrecognized tax benefits relating to settlements with taxing authorities	2.7	-
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(8.5)	-
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4.5)	(1.1)
Balance at December 31, 2009	$50.9	$1.9

                Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2009, 2008, and 2007, we recorded $2.3 million, $22.7 million, and $127.0 million of interest income, respectively, as part of our income tax provision. In 2009, this interest income related to amended state income tax returns. In 2008 and 2007, virtually all of this interest income related to the filing of amended federal income tax returns and ultimate resolution of the federal income tax issues described above. Total accrued interest income was $0.3 million and $17.5 million as of December 31, 2009 and 2008, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2004. In April 2009, the IRS initiated an audit of the 2005 to 2007 tax years. The IRS has indicated it expects to finalize its audits of 2005 and 2006 in the first quarter of 2010. At this time, we do not expect any changes from the IRS that would result in significant additional income tax expense or benefit.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue in 2010. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

20.           Earnings per Common Share:

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

	For the Year Ended December 31,
	2009	2008	2007
Basic:
Numerator:
Income from continuing operations	$126.7	$265.6	$228.5
Less: Net income attributable to noncontrolling interests included in continuing operations	(33.4)	(29.8)	(31.4)
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)
Income from continuing operations attributable to HealthSouth common shareholders	67.3	209.8	171.1
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	1.5	16.6	456.3
Net income attributable to HealthSouth common shareholders	$68.8	$226.4	$627.4

Denominator:
Basic weighted average common shares outstanding	88.8	83.0	78.7

Basic earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.76	$2.53	$2.17
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.20	5.80
Net income per share attributable to HealthSouth common shareholders	$0.77	$2.73	$7.97

Diluted:
Numerator:
Income from continuing operations	$126.7	$265.6	$228.5
Less: Net income attributable to noncontrolling interests included in continuing operations	(33.4)	(29.8)	(31.4)
Income from continuing operations attributable to HealthSouth common shareholders	93.3	235.8	197.1
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	1.5	16.6	456.3
Net income attributable to HealthSouth common shareholders	$94.8	$252.4	$653.4

Denominator:
Diluted weighted average common shares outstanding	103.3	96.4	92.0

Diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.76	$2.45	$2.14
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.17	4.96
Net income per share attributable to HealthSouth common shareholders	$0.77	$2.62	$7.10

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the years ended

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008, and 2007, the number of potential shares approximated 14.5 million, 13.4 million, and 13.3 million, respectively. For the years ended December 31, 2009, 2008, and 2007, approximately 13.1 million of the potential shares relates to our Convertible perpetual preferred stock. For the year ended December 31, 2009, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the year ended December 31, 2009.

Options to purchase approximately 2.3 million shares of common stock were outstanding as of December 31, 2009 and 2008, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

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

As described in Note 12, Shareholders’ Deficit, we finalized the issuance and sale of 8.8 million shares of our common stock to J.P. Morgan Securities Inc. on June 27, 2008.

On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. Each warrant has a term of approximately seven years from the date of issuance and an exercise price of $41.40 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the periods presented. For additional information, see Note 22, Settlements.

21.           Related Party Transactions:

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

22.           Settlements:

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

On December 30, 2004, we entered into a global settlement agreement (the “Settlement Agreement”) with the United States. This settlement was comprised of (1) the claims consolidated in the Devage case, which related to claims for reimbursement for outpatient physical therapy services rendered to Medicare, the TRICARE Management

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Activity, or United States Department of Labor (the “DOL”) beneficiaries, (2) the submission of claims to Medicare for costs relating to our allegedly improper accounting practices, (3) the submission of other unallowable costs included in our Medicare Home Office Cost Statements and in our individual provider cost reports, and (4) certain other conduct (collectively, the “Covered Conduct”). The parties to this global settlement include us and the United States acting through the civil division of the United States Department of Justice (the “DOJ”), the Office of Inspector General of the United States Department of Health And Human Services (the “HHS-OIG”), the DOL through the Employment Standards Administration’s Office of Workers’ Compensation Programs, Division of Federal Employees’ Compensation (“OWCP-DFEC”), TRICARE, and certain other individuals and entities which had filed civil suits against us and/or our affiliates (those other individuals and entities, the “Relators”).

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

The Settlement Agreement also provides for the release of HealthSouth by the HHS-OIG and OWCP-DFEC, and the agreement by the HHS-OIG and OWCP-DFEC to refrain from instituting, directing, or maintaining any administrative action seeking exclusion from Medicare, Medicaid, the FECA program, the TRICARE program, and other federal healthcare programs, as applicable, for the Covered Conduct.

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

The December 2004 Corporate Integrity Agreement—

On December 30, 2004, we entered into a new corporate integrity agreement (the “CIA”) with the HHS-OIG. This new CIA has an effective date of January 1, 2005 and a term of five years from that effective date. The CIA expires at the end of 2009, subject to the HHS-OIG accepting and approving our annual report for 2009 that we will submit in the first half of 2010. The CIA incorporates a number of compliance program changes already implemented by us and requires, among other things, that we:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

On April 30, 2009, we submitted the annual report required by the CIA, which included a report by our IRO, to the HHS-OIG detailing our performance of the requirements of the CIA in 2008. We believe we have complied with the requirements of the CIA on a timely basis, and to date, there are no objections or unresolved comments from the HHS-OIG relating to our annual reports. Failure to meet our obligations under our CIA could result in stipulated financial penalties or extension of the term of the CIA. Failure to comply with material terms, however, could lead to exclusion from further participation in federal healthcare programs, including Medicare and Medicaid, which currently account for a substantial portion of our revenues.

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

Under the terms of the SEC Settlement, we agreed, without admitting or denying the SEC’s allegations, to be enjoined from future violations of certain provisions of the securities laws. We also agreed to, among other things, pay a $100 million civil penalty and disgorgement of $100 to the SEC in the following installments: $12,500,100 by October 15, 2005, $12.5 million by April 15, 2006, $25.0 million by October 15, 2006; $25.0 million by April 15, 2007, and $25.0 million by October 15, 2007. We made all payments under the SEC Settlement in accordance with the above schedule. The plan for distribution of the fund created by our payments under the SEC Settlement (the “Disgorgement Fund”) is discussed below in this Note in connection with the settlement fund relating to the Consolidated Securities Action at “Securities Litigation Settlement.”

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In addition to the payments described above, we have complied with all other obligations under the SEC Settlement.

In connection with the SEC Settlement, we consented to the entry of a final judgment in the SEC Litigation by the United States District Court for the Northern District of Alabama, Southern Division, to implement the terms of the SEC Settlement.

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

On January 8, 2004, the plaintiffs in the Consolidated Securities Action filed a consolidated class action complaint. The complaint named us as a defendant, as well as more than 30 of our former employees, officers and directors, the underwriters of our debt securities, and our former auditor. The complaint alleged, among other things, (1) that we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the Balanced Budget Act of 1997 on our operations in order to artificially inflate the price of our common stock, (2) that from January 14, 2002 through August 27, 2002, we misrepresented or failed to disclose certain material facts concerning our business and financial condition and the impact of the changes in Medicare reimbursement for outpatient therapy services on our operations in order to artificially inflate the price of our common stock, and that some of the individual defendants sold shares of such stock during the purported class period, and (3) that Mr. Scrushy instructed certain former senior officers and accounting personnel to materially inflate our earnings to match Wall Street analysts’ expectations, and that senior officers of HealthSouth and other members of a self-described “family” held meetings to discuss the means by which our earnings could be inflated and that some of the individual defendants sold shares of our common stock during the purported class period. The Consolidated Securities Action complaint asserted claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and claims under Sections 10(b), 14(a), 20(a) and 20A of the Securities Exchange Act of 1934, as amended.

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from any judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 23, Contingencies and Other Commitments), Ernst & Young LLP, our former auditor, and UBS Securities, our former primary investment bank, each of which after this settlement remained a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 23, Contingencies and Other Commitments, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2009, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

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

Despite approval of the Consolidated Securities Action settlement, there are class members who have elected to opt out of the settlement and pursue claims individually. In addition, AIG Global Investment Corporation, which failed to opt out of the class settlement on a timely basis, requested that the court allow it to opt out despite missing the district court’s deadline. In an order dated January 11, 2007, the court denied AIG’s request for an expansion of time to opt out. On April 17, 2007, AIG filed a notice of appeal with the Eleventh Circuit Court of Appeals. The appeal was consolidated with the appeal by Mr. Scrushy of one provision in the bar order in the Consolidated Securities Action settlement. On June 17, 2009, the Eleventh Circuit Court of Appeals rejected the two appeals and affirmed the district court’s approval of the settlement. The opportunity for Mr. Scrushy and AIG to seek review of the June 17, 2009 decision by the Eleventh Circuit Court of Appeals lapsed on September 15, 2009. Accordingly, on September 30, 2009, we issued an aggregate of 5,023,732 shares of common stock and 8,151,265 warrants to purchase our common stock in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. Pursuant to the Consolidated Securities Action settlement, the process for final distribution of the cash and securities to qualified claimants is being handled by counsel for the plaintiffs and the court approved administrator of the settlement funds.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In connection with the Consolidated Securities Action settlement, we recorded a charge of $215.0 million as Government, class action, and related settlements expense in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During 2008 and 2007, we reduced our liability for this settlement by $85.2 million and $24.0 million, respectively, based on the value of our common stock and the associated common stock warrants at year end. The corresponding liability of $74.6 million as of December 31, 2008 is included in Government, class action, and related settlements in our consolidated balance sheet. When the underlying common stock and warrants were issued on September 30, 2009, the corresponding liability included in Government, class action, and related settlements was $111.8 million. As a result of the issuance, there is no corresponding liability included in our balance sheet as of December 31, 2009.

In addition, in order to state the total liability related to the securities litigation settlement at the aggregate value of the consideration to be exchanged for the securities to be issued by us and the cash to be paid by the insurers, our consolidated balance sheet as of December 31, 2007 included a $230.0 million liability in Government, class action, and related settlements. The related receivable from our insurers in the amount of $230.0 million was also included in our consolidated balance sheet as of December 31, 2007 as Insurance recoveries receivable. During 2008, the United States District Court for the Northern District of Alabama issued three court orders awarding attorneys’ fees and expenses to the stockholder plaintiffs’ lead counsel, bondholder plaintiffs’ counsel, and merger subclass counsel. During 2008, we reduced our liability and corresponding receivable by approximately $47.2 million, which represents the funds disbursed per these court orders. As a result of the issuance of the common stock and warrants described above, our consolidated balance sheet as of December 31, 2009 does not include this liability or corresponding receivable.

UBS Litigation Settlement—

In August 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 23, Contingencies and Other Commitments, “Derivative Litigation”) against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. As a result of the UBS defendants’ representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities became the named defendant in Tucker. The claims alleged that while the UBS entities were our fiduciaries, they became part of a conspiracy to artificially inflate the market price of our stock. The complaint sought compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys’ fees and costs. On August 3, 2005, UBS Securities filed counterclaims against us. Those claims included fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS Securities with materially false information concerning our financial condition to induce UBS Securities to provide investment banking services. UBS Securities’ counterclaims sought compensatory and punitive damages and a judgment declaring that we were liable for any losses, costs, or fees incurred by UBS Securities in connection with its defense of actions relating to the services UBS Securities provided to us. In August 2006, we and the plaintiffs in Tucker agreed to jointly prosecute the claims against UBS Securities in state court.

Additionally, on September 6, 2007, UBS AG filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, Index No. 602993/07, based on the terms of a credit agreement with MedCenterDirect.com (“MCD”) (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleged we were the guarantor of the loan and sought recovery of the approximately $20 million principal of its loan to MCD and associated interest. However, UBS Securities filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20 million loan to MCD. On October 1, 2007, we removed UBS AG’s case from New York state court to federal court in the Southern District of New York, which assigned it Case No. 07 cv 8490. On January 18, 2008, we filed a motion alleging, among other claims, that the loan by UBS AG to MCD was part of a scheme between our former disloyal officers, including Mr. Scrushy, and UBS entities to siphon money from HealthSouth. On April 7, 2008, UBS Securities amended its

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

counterclaim in the Tucker derivative litigation so as to add claims against HealthSouth for breach of the MCD credit agreement.

In the New York action, the court issued an order on June 6, 2008 granting UBS AG’s motion for summary judgment and denying HealthSouth’s motion to dismiss or stay. Following the entry of an initial judgment in the incorrect amount, the court entered an amended judgment on June 16, 2008 in the amount of approximately $30.3 million in favor of UBS AG and against HealthSouth. HealthSouth moved the court to waive the requirement of a bond for security pending appeal, but in an order issued June 17, 2008, the court refused. On June 30, 2008, however, upon agreement of the parties, the court authorized HealthSouth to issue a letter of credit in the amount of approximately $33.6 million (i.e., 111% of the amended judgment) in lieu of a bond. HealthSouth filed its notice of appeal to the U.S. Court of Appeals for the Second Circuit on July 7, 2008. As described below, as part of the agreement with UBS Securities in the Tucker derivative litigation, this appeal was dismissed and the judgment was satisfied and released.

On January 13, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving the agreement with UBS Securities to settle litigation filed by the derivative plaintiffs on HealthSouth’s behalf in the Tucker derivative litigation (the “UBS Settlement”) under which we received $100.0 million in cash and a release of all claims by the UBS entities, including the release and satisfaction of the judgment in favor of UBS AG in the New York action. That order also awarded to the derivative plaintiffs’ attorneys fees and expenses of $26.2 million to be paid from the $100.0 million in cash we received. As of December 31, 2008, Restricted cash in the accompanying consolidated balance sheet included $97.9 million related to the UBS Settlement. The remaining $2.1 million was funded by the applicable insurance carrier in January 2009. UBS Securities and its insurance carriers transferred these amounts to an escrow account designated and controlled by us. These funds were released from escrow in 2009. Pursuant to the Consolidated Securities Action settlement, as discussed above in “Securities Litigation Settlement,” we are obligated to pay 25% of the net settlement proceeds, after deducting all of our costs and expenses in connection with the Tucker derivative litigation including fees and expenses of the derivative counsel and our counsel, to the plaintiffs in the Consolidated Securities Action. The UBS Settlement does not affect our claims against any other defendants in the Tucker derivative litigation, or against HealthSouth’s former independent auditor, Ernst & Young, which remain pending in arbitration.

As a result of the UBS Settlement, we recorded a $121.3 million gain in our 2008 consolidated statement of operations. This gain is comprised of the $100.0 million cash portion of the settlement plus the principal portion of the loan guarantee. The approximate $9.4 million gain associated with the reversal of the accrued interest on this loan is included in Interest expense and amortization of debt discounts and fees in our 2008 consolidated statement of operations. The $26.2 million owed to the derivative plaintiffs’ attorneys is included in Other current liabilities in our consolidated balance sheet as of December 31, 2008, with the corresponding charge included in Professional fees – accounting, tax, and legal in our 2008 consolidated statement of operations. We paid that amount to the derivative plaintiffs’ attorneys in 2009. An estimate of the 25% of the net settlement proceeds to be paid to the plaintiffs in the Consolidated Securities Action is included in Other current liabilities in our consolidated balance sheets as of December 31, 2009 and December 31, 2008, with the corresponding charge included in Government, class action, and related settlements expense in our 2008 consolidated statement of operations.

Capstone Litigation Settlement—

In August 2002, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 23, Contingencies and Other Commitments, “Derivative Litigation,”) against Capstone Capital Corporation, now known as HR Acquisition I Corp., alleging misrepresentations, conspiracy, and aiding and abetting the breach of fiduciary duties by certain of our former executives. In particular, the claims pursued against Capstone relate to the sale and leaseback of 14 properties that we initially owned. On May 8, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving a settlement agreement among us, the derivative plaintiffs and Capstone (the “Capstone Settlement”). Under the settlement, all claims against Capstone in the Tucker litigation were released, and we and Capstone agreed to, among other things, restructure four leases on terms more favorable and beneficial to us and remove us as guarantor on three other properties. Under the settlement, we also paid $1.2 million in fees and expenses to the derivative plaintiffs’ attorneys, and Capstone reimbursed us for half of those fees and expenses.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Amounts recorded during the year ended December 31, 2009 related to the Capstone Settlement did not have a material effect on our financial position, results of operations, or cash flows. The Capstone Settlement does not release our claims against any other defendants in the Tucker derivative litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration.

Lloyd Noland Foundation Litigation Settlement—

We were named as a defendant in two related lawsuits arising from our operation of the former Lloyd Noland Hospital, later renamed HealthSouth Metro West Hospital, styled The Lloyd Noland Foundation, Inc. v. Tenet Healthcare Corp. v. HealthSouth Corporation, Case No. 2:01-cv-0437-KOB in the United States District for the Northern District of Alabama (the “Federal Case”), filed February 16, 2001, and The Lloyd Noland Foundation v. HealthSouth Corporation, Case No. CV-2004-1638 in the Circuit Court for Jefferson County, Alabama, Bessemer Division (the “Bessemer Case”), filed in Jefferson County on August 27, 2004, and transferred to the Jefferson County, Bessemer Division on December 1, 2004. Tenet Healthcare Corporation asserted third-party indemnity claims against us in the Federal Case on July 3, 2001. The cases involved a contractual dispute arising from agreements entered into in 1996 and 1999, one of which included a provision for our indemnification of Tenet for any liability it may have to The Lloyd Noland Foundation (the “Foundation”) under the other agreement.

On December 19, 2008, following a jury trial in the Federal Case, the court entered a judgment against Tenet in favor of the Foundation for $7.7 million in damages. Pursuant to a prior ruling by the federal trial court, we would be obligated to indemnify Tenet for $5.1 million of those damages, plus Tenet’s and certain of the Foundation’s reasonable attorneys’ fees and expenses to be determined by the court. An estimate of this total obligation was included in Government, class action, and related settlements in our consolidated balance sheet as of December 31, 2008, with the related changes included in Government, class action, and related settlements expense in our 2008 consolidated statement of operations.

On May 15, 2009, we entered into an agreement with Tenet and the Foundation to settle both the Federal Case and the Bessemer Case. Under the terms of the confidential settlement agreement, those cases were jointly dismissed with prejudice. This settlement did not have a material impact on our financial position, results of operations, or cash flows.

Insurance Coverage Litigation Settlement—

In 2003, approximately 14 insurance companies filed complaints in state and federal courts in Alabama, Delaware, and Georgia alleging the insurance policies issued by those companies to us and/or some of our directors and officers should be rescinded on grounds of fraudulent inducement. The complaints also sought a declaration that we and/or some of our current and former directors and officers are not covered under various insurance policies. These lawsuits challenged the majority of our director and officer liability policies, including our primary director and officer liability policy in effect for the claims at issue. Actions filed by insurance companies in the United States District Court for the Northern District of Alabama were consolidated for pretrial and discovery purposes under the caption In re HealthSouth Corp. Insurance Litigation, Consolidated Case No. CV-03-BE-1139-S. Four lawsuits filed by insurance companies in the Circuit Court of Jefferson County, Alabama were consolidated with the Tucker derivative litigation for discovery and other pretrial purposes. See Note 23, Contingencies and Other Commitments, “Derivative Litigation.” Cases related to insurance coverage that were filed in Georgia and Delaware have been dismissed. We filed counterclaims against a number of the plaintiffs in these cases alleging, among other things, bad faith for wrongful failure to provide coverage.

On September 26, 2006, in connection with the settlement of the Consolidated Securities Action and derivative litigation, we executed a settlement agreement with the insurers that is substantively consistent with the preliminary agreement in principle reached in February 2006. The settlement agreement also requires HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As a result of the settlement, the consolidated insurance litigation pending in the United States District Court for the Northern District of Alabama has been dismissed without prejudice. The four insurance actions filed in the Circuit Court of Jefferson County have been placed on the Court’s

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

administrative docket and are due to be dismissed as a result of the Eleventh Circuit Court of Appeals denial of Mr. Scrushy’s appeal of one provision of the bar order relating to the settlement.

23.           Contingencies and Other Commitments:

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

Securities Litigation—

See Note 22, Settlements, “Securities Litigation Settlement,” for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 22, Settlements, “Securities Litigation Settlement,” and asserts claims under the federal securities laws and Colorado state law based on the plaintiff’s alleged receipt of unexercised options and the plaintiff’s open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 22, Settlements, “Securities Litigation Settlement.” Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

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

On January 13, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. On May 8, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and Capstone to settle the claims against Capstone in the Tucker litigation. On June 18, 2009, the court found Mr. Scrushy liable for, and awarded us, $2.9 billion in damages as a result of breaches of fiduciary duty and fraud he perpetrated from 1996 to 2003. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision. No assurances can be given as to whether or when any amounts will be received from Mr. Scrushy, nor can we provide any assurances as to the collectability of any amounts owed from Mr. Scrushy. Therefore, no amounts related to this award are included in our consolidated financial statements. The Tucker derivative litigation and the related settlements to date are more fully described in Note 22, Settlements.

The settlements with UBS Securities and Capstone do not release our claims against any other defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action described in Note 22, Settlements, “Securities Litigation Settlement,” by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

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

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and we expect briefing of the appeal in the Supreme Court of Alabama to be completed in the first half of 2010. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al., CV-09-902145. In that same case, on August 26, 2009, Mr. Scrushy’s wife, Leslie Scrushy, filed a counterclaim against the plaintiffs and HealthSouth seeking a declaration that certain personal property belongs to her or her children and not to Mr. Scrushy. HealthSouth filed an answer in this case on September 24, 2009, denying Mrs. Scrushy’s entitlement to the relief she seeks. While these proceedings continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. We do not anticipate that any of his assets, or the proceeds from their sale, will be distributed to us or any other party until the final disposition of Mr. Scrushy’s appeal of the verdict. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 45% of any amounts collected.

In March 2009, Mr. Scrushy filed an arbitration demand claiming that we are obligated under a separate indemnification agreement to indemnify him for certain costs associated with litigation and to advance to him his attorneys’ fees and costs. On May 14, 2009, the arbitrator ruled that we should deposit certain funds for attorneys’ fees in escrow until after a ruling in the Tucker litigation. As a result of the Tucker court’s June 18, 2009 ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, the arbitrator allowed us to withdraw all funds from the escrow. Any future obligation to pay such fees would be tied to the success of his appeal of the June 18, 2009 ruling. As of December 31, 2008, we included an estimate of those legal fees in Other current liabilities in our consolidated balance sheet. As a result of the court ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, we have no obligation to indemnify him for any litigation costs. Therefore, we removed this accrual from our balance sheet and recorded an approximate $6.5 million gain in Professional fees – accounting, tax, and legal during the year ended December 31, 2009.

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

General Medicine Action—

On August 16, 2004, General Medicine, P.C. filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation, a former subsidiary of HealthSouth. The lawsuit was filed in the Circuit Court of Shelby County, Alabama, but was transferred to the Circuit Court of Jefferson County, Alabama on February 28, 2005, where it was assigned case number CV-05-1483 (the “Alabama Action”).

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The complaint filed by General Medicine against us in the Alabama Action alleged that while Horizon/CMS was our wholly owned subsidiary and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine’s complaint requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred. On September 2, 2008, General Medicine filed an amended complaint which alleged that we should be held liable for the Consent Judgment under two new theories: fraud and alter ego. Specifically, General Medicine alleged in its amended complaint that we, while Horizon’s parent from 1997 to 2001, failed to observe corporate formalities in its operation and ownership of Horizon, misused its control of Horizon, stripped assets from Horizon, and engaged in other conduct which amounted to a fraud on Horizon’s creditors, including General Medicine.

In the Alabama Action, we filed an answer to General Medicine’s complaint, as amended, denying liability to General Medicine. We have also asserted counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine. The Alabama Action has now entered the discovery stage but is stayed subject to the outcome of the pending motions in the Michigan Action discussed below. We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine.

In the Michigan Action, we filed a motion on October 17, 2008 asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. In its order setting aside the Consent Judgment, the court directed General Medicine and Horizon/CMS to confer with each other and the court’s case manager to determine what further proceedings are appropriate in the Michigan Action. On June 17, 2009, Horizon/CMS filed a motion for clarification requesting the court rule that Horizon/CMS has fully complied with its obligations under the settlement agreement and is therefore not required to participate in any further proceedings. On June 17, 2009, we filed a motion to intervene in the Michigan Action for the limited purpose of protecting our interests. We also filed a motion to dismiss the Michigan Action as settled and as a sanction for General Medicine’s fraud on the court. On July 21, 2009, General Medicine filed a motion to compel Horizon/CMS to enter into a new consent judgment in favor of General Medicine. At this time, we do not know when the court will rule on the matters pending before it.

Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

United HealthCare Services Litigation—

On March 19, 2009, United HealthCare Services, Inc. and certain affiliates filed an initial arbitration demand with the AAA against us relating to disputes over therapy service claims paid from 1997 through 2003.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

United alleges that during that period we submitted fraudulent claims, or claims otherwise in breach of various provider agreements, for reimbursement of therapy services for patients insured under plans provided or administered by United. United requests an accounting and seeks compensatory damages in excess of $10 million, punitive damages, interest, and attorneys’ fees.

On April 14, 2009, we filed an action in Circuit Court in Jefferson County, Alabama, captioned HealthSouth Corp. v. United Healthcare Services, Inc., CV-2009-901288, seeking a declaratory judgment that we are not required to arbitrate the claims alleged in United’s arbitration demand, seeking an order enjoining the AAA arbitration, and reserving our claims against United for underpayment and breach of contract. We assert that the AAA lacks jurisdiction to arbitrate these claims because we did not agree to arbitration and because, among other reasons, United’s arbitration demand disregards the conditions precedent to arbitration and other terms contained in the provider agreements upon which United relies, seeks damages expressly excluded from arbitration, and violates state insurance laws which prohibit United from seeking to recoup claims many years after they were submitted and paid. United has not yet answered our complaint, but on May 18, 2009, United filed a motion with the court to compel arbitration of the claims presented in their AAA arbitration demand. On January 4, 2010, we filed a second amended complaint adding an additional declaratory judgment count against all defendants and, in response, United filed a second amended motion to compel arbitration on January 15, 2010. On February 12, 2010, the court heard oral argument on United’s motion to compel arbitration. At this time, we do not know when the court will rule on the matters pending before it.

On May 1, 2009, we filed with AAA our answer requesting that the AAA arbitration be stayed pending the outcome of our action filed in Circuit Court in Jefferson County, challenging, as a preliminary matter, the AAA’s jurisdiction to arbitrate the claims alleged by United, denying the claims asserted by United, raising defenses and asserting counterclaims including breaches of contract, breach of implied covenant of good faith and fair dealing. In connection with our counterclaim, we are seeking restitution for, among other things, United’s wrongful recoupment and underpayment of paid claims submitted and compensatory damages in excess of $10 million, together with interest and the costs, fees and expenses of arbitration.

On May 16, 2009, United filed with AAA an amended arbitration demand adding certain Select Medical Corporation subsidiaries as named respondents, which, with one exception, are successors to HealthSouth entities that signed one or more of the provider agreements at issue in United’s demand. Pursuant to the Stock Purchase Agreement between us and Select, we are obligated to defend and indemnify Select and its affiliates named in United’s amended arbitration demand. See Note 18, Assets Held for Sale and Results of Discontinued Operations, and the “Other Matters” section of this note. On June 11, 2009, answers were filed with AAA on behalf of all HealthSouth and Select respondents. These answers reiterated the denials, defenses, jurisdictional objections and challenges, and counterclaims previously asserted in our initial answer. The Select entities did not assert any counterclaims. AAA has indicated it will request that the parties file contentions regarding the specific locales the parties believe would be appropriate to hear any arbitrations and from where any potential arbitration panels may be selected. Should the arbitration proceed, we intend to vigorously defend ourselves.

We intend to vigorously defend ourselves against United’s claims and to vigorously prosecute our counterclaims against United. Although we continue to believe in the merit of our claims and counterclaims and the lack of merit in United’s, we have included an estimate of this potential liability in our results of discontinued operations for the year ended December 31, 2009, as this claim relates primarily to our former outpatient division. We consider this estimate to be adequate for these liability risks. However, there can be no assurance the ultimate liability, if any, will not exceed our estimate.

Other Litigation—

We have been named as a defendant in a lawsuit brought by individuals in the Circuit Court of Jefferson County, Alabama, Nichols v. HealthSouth Corp., CV-03-2023, filed March 28, 2003. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs are subject to the Consolidated Securities Action settlement discussed in Note 22, Settlements, “Securities Litigation Settlement,” and thereby foreclosed from

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. Mr. Kapoor has not challenged this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols lawsuit is currently stayed in the Circuit Court. On January 12, 2009, the plaintiffs in the case filed a motion to lift the stay which the court subsequently denied. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of these cases.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 22, Settlements, “Medicare Program Settlement - The 2004 Civil DOJ Settlement” and “Medicare Program Settlement - The December 2004 Corporate Integrity Agreement.”

We are undergoing an audit of unclaimed property which is being conducted by Kelmar Associates, LLC for three states for the years 1996 through 2004.  We do not have sufficient information from the auditors to date to estimate any liability that may result from this audit.

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 18, Assets Held for Sale and Results of Discontinued Operations) following their closing. These include indemnification obligations, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.

Other Commitments—

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $24.2 million in 2010, $3.7 million in 2011, $2.4 million in 2012, $1.2 million in 2013, and $1.0 million in 2014. These contracts primarily relate to software licensing and support, telecommunications, certain equipment, and medical supplies.

We also have commitments under severance agreements with former employees. Payments under these agreements approximate $0.3 million in 2010, $0.2 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, and $2.4 million thereafter.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

24.           Quarterly Data (Unaudited):

	2009
	First(a)	Second(a)	Third(a)	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$472.9	$481.6	$470.4	$486.2	$1,911.1
Operating earnings(b)	86.9	25.7	61.0	71.0	244.6
Income from continuing operations	56.2	2.3	33.9	34.3	126.7
(Loss) income from discontinued operations, net of tax	(2.7)	1.3	(9.1)	12.6	2.1
Net income	53.5	3.6	24.8	46.9	128.8
Net income attributable to noncontrolling interests	(8.6)	(9.1)	(8.0)	(8.3)	(34.0)
Net income (loss) attributable to HealthSouth	$44.9	$(5.5)	$16.8	$38.6	$94.8
Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to HealthSouth common shareholders	$0.47	$(0.15)	$0.22	$0.22	$0.76
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.03)	0.01	(0.10)	0.13	0.01
Net income (loss) per share attributable to HealthSouthcommon shareholders	$0.44	$(0.14)	$0.12	$0.35	$0.77

	2008
	First(a)	Second(a)	Third(a)	Fourth(a)	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$461.8	$454.1	$452.8	$460.8	$1,829.5
Operating earnings(b)	88.4	66.4	37.4	194.6	386.8
Income from continuing operations	12.3	56.6	15.7	181.0	265.6
Income (loss) from discontinued operations, net of tax,	14.1	(4.2)	(2.9)	9.2	16.2
Net income	26.4	52.4	12.8	190.2	281.8
Net income attributable to noncontrolling interests	(6.6)	(8.3)	(6.2)	(8.3)	(29.4)
Net income attributable to HealthSouth	$19.8	$44.1	$6.6	$181.9	$252.4
Basic nd diluted earnings per common share:
Basic:(c)
(Loss) income from continuing operations attributable to HealthSouth common shareholders	$(0.02)	$0.52	$0.04	$1.91	$2.53
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.19	(0.05)	(0.04)	0.10	0.20
Net income per share attributable to HealthSouth common shareholders	$0.17	$0.47	$0.00	$2.01	$2.73
Diluted:(d)
(Loss) income from continuing operations attributable to HealthSouth common shareholders	$(0.02)	$0.52	$0.04	$1.72	$2.45
Income (loss) from discontinued operations, net
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.19	(0.05)	(0.04)	0.09	0.17
Net income per share attributable to HealthSouth common shareholders	$0.17	$0.47	$0.00	$1.81	$2.62

(a)	Amounts are presented using facilities identified as of December 31, 2009 that met the requirements to be reported as discontinued operations.

(b)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps, and (5) income tax expense or benefit ..

(c)	Basic per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the entire year.

(d)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.

25.           Condensed Consolidating Financial Information:

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

all guarantees are full and unconditional and joint and several. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in non-guarantor subsidiaries and non-guarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting.

As described in Note 8, Long-term Debt, the terms of our credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$77.6	$1,330.9	$539.8	$(37.2)	$1,911.1
Operating expenses:
Salaries and benefits	50.9	644.7	265.5	(12.3)	948.8
Other operating expenses	21.5	181.8	83.5	(15.4)	271.4
General and administrative expenses	104.5	-	-	-	104.5
Supplies	6.5	76.9	29.0	-	112.4
Depreciation and amortization	8.9	47.7	14.3	-	70.9
Occupancy costs	3.9	35.9	17.1	(9.3)	47.6
Provision for doubtful accounts	2.5	22.2	8.4	-	33.1
Loss on disposal of assets	-	3.4	0.1	-	3.5
Government, class action, and related settlements expense	36.7	-	-	-	36.7
Professional fees—accounting, tax, and legal	8.8	-	-	-	8.8
Total operating expenses	244.2	1,012.6	417.9	(37.0)	1,637.7
Loss on early extinguishment of debt	12.5	-	-	-	12.5
Interest expense and amortization of debt discounts and fees	114.5	8.6	3.1	(0.4)	125.8
Other expense (income)	0.7	(0.4)	(4.1)	0.4	(3.4)
Loss on interest rate swaps	19.6	-	-	-	19.6
Equity in net income of nonconsolidated affiliates	(1.9)	(2.5)	(0.2)	-	(4.6)
Equity in net income of consolidated affiliates—
Gain on sale of consolidated affiliate	(13.4)	-	-	13.4	-
Income from operations of consolidated affiliates	(165.6)	(13.3)	(3.2)	182.1	-
Management fees	(84.5)	65.5	19.0	-	-
(Loss) income from continuing operations before income tax (benefit) expense	(48.5)	260.4	107.3	(195.7)	123.5
Provision for income tax (benefit) expense	(153.1)	120.8	29.1	-	(3.2)
Income from continuing operations	104.6	139.6	78.2	(195.7)	126.7
(Loss) income from discontinued operations, net of income tax benefit	(9.8)	(3.3)	1.6	13.6	2.1
Net Income	94.8	136.3	79.8	(182.1)	128.8
Less: Net income attributable to noncontrolling interests	-	-	(34.0)	-	(34.0)
Net income attributable to HealthSouth	$94.8	$136.3	$45.8	$(182.1)	$94.8

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$78.3	$1,274.5	$503.8	$(27.1)	$1,829.5
Operating expenses:
Salaries and benefits	50.1	633.4	252.8	(8.1)	928.2
Other operating expenses	19.3	180.4	75.0	(9.8)	264.9
General and administrative expenses	105.5	-	-	-	105.5
Supplies	6.9	73.4	27.9	-	108.2
Depreciation and amortization	22.4	45.1	14.9	-	82.4
Impairment of long-lived assets	-	0.6	-	-	0.6
Gain on UBS Settlement	(121.3)	-	-	-	(121.3)
Occupancy costs	3.8	37.2	16.6	(8.8)	48.8
Provision for doubtful accounts	1.1	20.6	5.3	-	27.0
(Gain) loss on disposal of assets	(0.2)	2.0	0.2	-	2.0
Government, class action, and related settlements expense	(68.4)	(0.2)	1.4	-	(67.2)
Professional fees—accounting, tax, and legal	44.4	-	-	-	44.4
Total operating expenses	63.6	992.5	394.1	(26.7)	1,423.5
Loss on early extinguishment of debt	5.9	-	-	-	5.9
Interest expense and amortization of debt discounts and fees	147.8	8.6	4.2	(1.1)	159.5
Other expense (income)	1.4	(0.3)	(2.2)	1.1	-
Loss on interest rate swap	55.7	-	-	-	55.7
Equity in net income of nonconsolidated affiliates	(2.4)	(7.9)	(0.3)	-	(10.6)
Equity in net income of consolidated affiliates—
Gain on sale of consolidated affiliates	(18.8)	-	-	18.8	-
Income from operations of
Income from operations of consolidated affiliates	(138.4)	(16.4)	(1.8)	156.6	-
Management fees	(83.1)	63.5	19.6	-	-
Income from continuing operations before income tax (benefit) expense	46.6	234.5	90.2	(175.8)	195.5
Provision for income tax (benefit) expense	(206.2)	111.1	25.0	-	(70.1)
Income from continuing operations	252.8	123.4	65.2	(175.8)	265.6
(Loss) income from discontinued operations, net of income tax benefit	(0.4)	(7.1)	4.6	19.1	16.2
Net Income	252.4	116.3	69.8	(156.7)	281.8
Less: Net income attributable to noncontrolling interests	-	-	(29.4)	-	(29.4)
Net income attributable to HealthSouth	$252.4	$116.3	$40.4	$(156.7)	$252.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$81.1	$1,179.8	$492.5	$(29.9)	$1,723.5
Operating expenses:
Salaries and benefits	49.8	581.9	231.4	(5.6)	857.5
Other operating expenses	25.9	161.5	64.9	(11.3)	241.0
General and administrative expenses	127.9	-	-	-	127.9
Supplies	6.7	68.0	24.9	-	99.6
Depreciation and amortization	17.6	41.0	16.2	-	74.8
Impairment of long-lived assets	15.0	0.1	-	-	15.1
Occupancy costs	1.7	41.0	16.2	(7.5)	51.4
Provision for doubtful accounts	3.4	21.9	7.9	-	33.2
Loss (gain) on disposal of assets	3.7	3.0	(0.8)	-	5.9
Government, class action, and related settlements expense	(2.4)	(0.4)	-	-	(2.8)
Professional fees—accounting, tax, and legal	51.1	0.5	-	-	51.6
Total operating expenses	300.4	918.5	360.7	(24.4)	1,555.2
Loss on early extinguishment of debt	28.2	-	-	-	28.2
Interest expense and amortization of debt discounts and fees	219.5	8.0	4.1	(2.2)	229.4
Other income	(8.4)	(0.2)	(9.1)	2.2	(15.5)
Loss on interest rate swap	30.4	-	-	-	30.4
Equity in net income of nonconsolidated affiliates	(2.5)	(7.6)	(0.2)	-	(10.3)
Equity in net income of consolidated affiliates—
Gain on sale of consolidated affiliates	(451.9)	-	-	451.9	-
(Income) loss from operations of consolidated affiliates	(143.9)	22.0	(0.5)	122.4	-
Management fees	(99.6)	58.4	41.2	-	-
Income from continuing operations before income tax (benefit) expense	208.9	180.7	96.3	(579.8)	(93.9)
Provision for income tax (benefit) expense	(444.3)	88.7	33.2	-	(322.4)
Income from continuing operations	653.2	92.0	63.1	(579.8)	228.5
Income from discontinued operations, net of income tax benefit	0.2	16.6	16.1	457.3	490.2
Net Income	653.4	108.6	79.2	(122.5)	718.7
Less: Net income attributable to noncontrolling interests	-	-	(65.3)	-	(65.3)
Net income attributable to HealthSouth	$653.4	$108.6	$13.9	$(122.5)	$653.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$76.2	$1.8	$2.9	$-	$80.9
Restricted cash	2.3	-	65.5	-	67.8
Restricted marketable securities	-	-	2.7	-	2.7
Accounts receivable, net	10.1	146.2	63.4	-	219.7
Prepaid expenses and other current assets	35.2	63.2	45.0	(88.5)	54.9
Total current assets	123.8	211.2	179.5	(88.5)	426.0
Property and equipment, net	40.1	479.2	145.5	-	664.8
Goodwill	-	266.1	150.3	-	416.4
Intangible assets, net	0.4	29.8	7.2	-	37.4
Investments in and advances to nonconsolidated affiliates	3.0	22.4	3.9	-	29.3
Income tax refund receivable	10.0	-	-	-	10.0
Other long-term assets	55.5	217.8	70.6	(246.3)	97.6
Intercompany receivable	1,052.4	-	-	(1,052.4)	-
Total assets	$1,285.2	$1,226.5	$557.0	$(1,387.2)	$1,681.5

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$9.7	$10.0	$1.8	$-	$21.5
Accounts payable	12.5	27.9	9.8	-	50.2
Accrued expenses and other current liabilities	207.2	48.9	56.8	-	312.9
Government, class action, and related settlements	6.6	-	-	-	6.6
Total current liabilities	236.0	86.8	68.4	-	391.2
Long-term debt, net of current portion	1,552.9	86.1	27.0	(25.0)	1,641.0
Other long-term liabilities	82.9	11.3	69.5	(4.2)	159.5
Intercompany payable	-	377.7	1,469.1	(1,846.8)	-
	1,871.8	561.9	1,634.0	(1,876.0)	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(974.0)	664.6	(1,153.4)	488.8	(974.0)
Noncontrolling interests	-	-	76.4	-	76.4
Total shareholders' (deficit) equity	(974.0)	664.6	(1,077.0)	488.8	(897.6)
Total liabilities and shareholders' (deficit) equity	$1,285.2	$1,226.5	$557.0	$(1,387.2)	$1,681.5

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$23.1	$0.9	$8.1	$-	$32.1
Restricted cash	100.2	-	53.8	-	154.0
Restricted marketable securities	-	-	20.3	-	20.3
Accounts receivable, net	11.3	161.3	62.3	-	234.9
Prepaid expense and other current assets	37.6	63.9	45.6	(88.5)	58.6
Insurance recoveries receivable	182.8	-	-	-	182.8
Total current assets	355.0	226.1	190.1	(88.5)	682.7
Property and equipment, net	42.0	465.4	154.7	-	662.1
Goodwill	-	267.0	147.7	-	414.7
Intangible assets, net	-	34.8	7.6	-	42.4
Investments in and advances to nonconsolidated affiliates	2.8	29.6	4.3	-	36.7
Income tax refund receivable	55.9	-	-	-	55.9
Other long-term assets	57.9	219.9	77.9	(252.0)	103.7
Intercompany receivable	1,095.3	-	-	(1,095.3)	-
Total assets	$1,608.9	$1,242.8	$582.3	$(1,435.8)	$1,998.2

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$10.2	$11.8	$1.6	$-	$23.6
Accounts payable	11.6	24.8	9.1	-	45.5
Accrued expenses and other current liabilities	300.9	62.2	55.5	(10.0)	408.6
Government, class action, and related settlements	268.5	-	-	-	268.5
Total current liabilities	591.2	98.8	66.2	(10.0)	746.2
Long-term debt, net of current portion	1,706.5	83.3	28.8	(29.0)	1,789.6
Other long-term liabilities	93.2	12.1	62.8	(5.9)	162.2
Intercompany payable	-	474.5	1,526.7	(2,001.2)	-
	2,390.9	668.7	1,684.5	(2,046.1)	2,698.0
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(1,169.4)	574.1	(1,184.4)	610.3	(1,169.4)
Noncontrolling interests	-	-	82.2	-	82.2
Total shareholders' (deficit) equity	(1,169.4)	574.1	(1,102.2)	610.3	(1,087.2)
Total liabilities and shareholders' (deficit) equity	$1,608.9	$1,242.8	$582.3	$(1,435.8)	$1,998.2

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$261.5	$203.0	$117.8	$(176.2)	$406.1
Cash flows from investing activities:
Capital expenditures	(11.1)	(53.4)	(7.7)	-	(72.2)
Acquisition of intangible assets	(0.4)	-	-	-	(0.4)
Proceeds from disposal of assets	-	3.9	-	-	3.9
Proceeds from sale of restricted marketable securities	-	-	5.0	-	5.0
Proceeds from sale of investments	0.6	-	-	-	0.6
Purchase of restricted investments	-	-	(3.8)	-	(3.8)
Net change in restricted cash	-	-	(11.7)	-	(11.7)
Net settlements on interest rate swap	(42.2)	-	-	-	(42.2)
Net investment in interest rate swap	(6.4)	-	-	-	(6.4)
Other	(1.3)	(2.0)	(2.0)	-	(5.3)
Net cash provided by (used in) investing activities of discontinued operations	0.1	(0.6)	-	-	(0.5)
Net cash used in investing activities	(60.7)	(52.1)	(20.2)	-	(133.0)
Cash flows from financing activities:
Principal borrowings on notes	-	15.5	-	-	15.5
Proceeds from bond issuance	290.0	-	-	-	290.0
Principal payments on debt, including pre-payments	(413.0)	(0.2)	-	4.0	(409.2)
Borrowings on revolving credit facility	10.0	-	-	-	10.0
Payments on revolving credit facility	(50.0)	-	-	-	(50.0)
Principal payments under capital lease obligations	(0.5)	(11.2)	(1.7)	-	(13.4)
Issuance of common stock	-	-	-	-	-
Dividends paid on convertible perpetual preferred stock	(26.0)	-	-	-	(26.0)
Debt issuance costs	(10.6)	-	-	-	(10.6)
Distributions to noncontrolling interests of consolidated affiliates	-	-	(32.7)	-	(32.7)
Other	-	-	0.8	-	0.8
Change in intercompany advances	52.9	(154.1)	(71.0)	172.2	-
Net cash (used in) provided by financing activities of discontinued operations	(0.5)	-	1.8	-	1.3
Net cash used in financing activities	(147.7)	(150.0)	(102.8)	176.2	(224.3)
Effect of exchange rate on cash and cash equivalents	-	-	-	-	-
Increase (decrease) in cash and cash equivalents	53.1	0.9	(5.2)	-	48.8
Cash and cash equivalents at beginning of year	23.1	0.9	8.1	-	32.1
Cash and cash equivalents of divisions and facilities held for sale at beginning of year	-	0.1	-	-	0.1
Less: Cash and cash equivalents of divisions and facilities held for sale at end of year	-	(0.1)	-	-	(0.1)
Cash and cash equivalents at end of year	$76.2	$1.8	$2.9	$-	$80.9

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$106.8	$169.6	$114.8	$(164.0)	$227.2
Cash flows from investing activities:
Capital expenditures	(20.4)	(27.1)	(8.2)	-	(55.7)
Acquisition of business, net of assets acquired	-	(14.6)	-	-	(14.6)
Acquisition of intangible assets	-	(18.2)	-	-	(18.2)
Proceeds from disposal of assets	43.9	6.7	3.3	-	53.9
Proceeds from sale of restricted marketable securities	-	-	8.1	-	8.1
Proceeds from sale of investments	-	-	4.3	-	4.3
Purchase of restricted investments	-	-	(4.8)	-	(4.8)
Net change in restricted cash	0.2	-	7.3	-	7.5
Net settlements on interest rate swap	(20.7)	-	-	-	(20.7)
Other	-	-	0.6	-	0.6
Net cash (used in) provided by investing activities of discontinued operations	-	(0.6)	0.2	-	(0.4)
Net cash provided by (used in) investing activities	3.0	(53.8)	10.8	-	(40.0)
Cash flows from financing activities:
Check in excess of bank balance	(16.7)	-	-	5.3	(11.4)
Principal payments on debt, including pre-payments	(211.6)	(0.7)	(3.6)	11.1	(204.8)
Borrowings on revolving credit facility	128.0	-	-	-	128.0
Payments on revolving credit facility	(163.0)	-	-	-	(163.0)
Principal payments under capital lease obligations	(0.2)	(10.7)	(1.5)	-	(12.4)
Issuance of common stock	150.2	-	-	-	150.2
Dividends paid on convertible perpetual preferred stock	(26.0)	-	-	-	(26.0)
Distributions to noncontrolling interests of consolidated affiliates	-	-	(33.4)	-	(33.4)
Other	(0.2)	-	0.8	-	0.6
Change in intercompany advances	53.1	(117.3)	(88.7)	152.9	-
Net cash used in financing activities of discontinued operations	(2.4)	-	(1.4)	-	(3.8)
Net cash used in financing activities	(88.8)	(128.7)	(127.8)	169.3	(176.0)
Effect of exchange rate on cash and cash equivalents	-	-	0.8	-	0.8
Increase (decrease) in cash and cash
Increase (decrease) in cash and cash equivalents	21.0	(12.9)	(1.4)	5.3	12.0
Cash and cash equivalents at beginning of year	2.1	13.9	9.1	(5.3)	19.8
Cash and cash equivalents of divisions and facilities held for sale at beginning of year	-	-	0.4	-	0.4
Less: Cash and cash equivalents of divisions and facilities held for sale at end of year	-	(0.1)	-	-	(0.1)
Cash and cash equivalents at end of year	$23.1	$0.9	$8.1	$-	$32.1

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2007
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(477.6)	$111.8	$531.6	$64.8	$230.6
Cash flows from investing activities:
Capital expenditures	(5.3)	(13.5)	(19.8)	-	(38.6)
Proceeds from sale of restricted marketable securities	-	-	66.4	-	66.4
Purchase of restricted investments	-	-	(23.0)	-	(23.0)
Net change in restricted cash	0.5	-	(3.8)	-	(3.3)
Proceeds from divestiture of divisions	1,169.8	-	-	(1,169.8)	-
Other	3.6	0.1	0.2	-	3.9
Net cash provided by (used in) investing activities of discontinued operations—
Proceeds from divestitures ofdivisions	-	-	-	1,169.8	1,169.8
Other investing activities of discontinued operations	0.7	(6.5)	15.1	-	9.3
Net cash provided by (used in) investing activities	1,169.3	(19.9)	35.1	-	1,184.5
Cash flows from financing activities:
Check in excess of bank balance	14.0	-	-	(5.3)	8.7
Principal borrowings on notes	-	12.5	-	-	12.5
Principal payments on debt, including pre-payments	(1,235.2)	(0.4)	(0.2)	(3.1)	(1,238.9)
Borrowings on revolving credit facility	397.0	-	-	-	397.0
Payments on revolving credit facility	(492.0)	-	-	-	(492.0)
Principal payments under capital lease obligations	(0.2)	(9.4)	(1.4)	-	(11.0)
Dividends paid on convertible perpetual preferred stock	(26.0)	-	-	-	(26.0)
Debt amendment and issuance costs	(11.2)	-	-	-	(11.2)
Distributions paid to noncontrolling interests of consolidated affiliates	-	-	(23.4)	-	(23.4)
Other	0.6	-	-	-	0.6
Change in intercompany advances	655.0	(83.5)	(509.8)	(61.7)	-
Net cash used in financing activities ofdiscontinued operations	(11.9)	(0.3)	(40.7)	-	(52.9)
Net cash used in financing activities	(709.9)	(81.1)	(575.5)	(70.1)	(1,436.6)
Effect of exchange rate changes on cash and cash equivalents	-	-	0.1	-	0.1
(Decrease) increase in cash and cash equivalents	(18.2)	10.8	(8.7)	(5.3)	(21.4)
Cash and cash equivalents at beginning of year	17.5	3.1	6.6	-	27.2
Cash and cash equivalents of divisions and facilities held for sale at beginning of year	2.8	-	11.6	-	14.4
Less: Cash and cash equivalents of divisions and facilities held for sale at end of year	-	-	(0.4)	-	(0.4)
Cash and cash equivalents at end of year	$2.1	$13.9	$9.1	$(5.3)	$19.8

EXHIBIT LIST

No.	Description
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

3.3
Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009 (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).

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

4.2.1	Indenture, dated as of September 28, 2001, between HealthSouth Corporation and National City Bank, as trustee, relating to HealthSouth’s 8.375% Senior Notes due 2011.*
4.2.2
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

4.2.4
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

4.3.1	Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*
4.3.2
Amendment to Indenture, dated as of August 27, 2003, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012.*

4.3.3
First Supplemental Indenture, dated as of June 24, 2004, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 99.5 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2004).

4.3.4
Second Supplemental Indenture, dated as of February 15, 2006, to the Indenture, dated as of May 22, 2002, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.625% Senior Notes due 2012 (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on February 17, 2006).

4.4
Registration Rights Agreement, dated February 28, 2006, between HealthSouth and the purchasers party to the Securities Purchase Agreement, dated February 28, 2006, re: HealthSouth’s sale of 400,000 shares of 6.50% Series A Convertible Perpetual Preferred Stock.**

4.5.1
Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.5.2
Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.6
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.7.1	Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020.
4.7.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee relating to HealthSouth’s 8.125% Senior Notes due 2020.

4.8
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to the Floating Rate Senior Notes due 2014 and the Indenture, dated as of June 14, 2006.

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

10.4.1
Amended Class Action Settlement Agreement, dated March 6, 2006, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.) (incorporated by reference to Exhibit 10.5.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.4.2
First Addendum to the Amended Class Action Settlement Agreement, dated April 11, 2006 (incorporated by reference to Exhibit 10.5.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 15, 2006).

10.4.3
Amended Class Action Settlement Agreement, dated July 25, 2005, with representatives of the plaintiff class relating to the action consolidated on July 2, 2003, captioned In Re HealthSouth Corp. ERISA Litigation, No. CV-03-BE-1700 (N.D. Ala.).*

10.5.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +
10.5.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +
10.6	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.11 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.7.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +
10.7.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +
10.8.1	HealthSouth Corporation 1997 Stock Option Plan.* +
10.8.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +
10.9.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +
10.9.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +
10.10	Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+
10.11
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2009).+

10.12	HealthSouth Corporation Executive Deferred Compensation Plan.*+
10.13	HealthSouth Corporation Second Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.19 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.14
Letter of Understanding, dated as of October 31, 2007, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 6, 2007).+

10.15	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+
10.16	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+
10.17.1	HealthSouth Corporation 2008 Equity Incentive Plan (incorporated by reference to Appendix A to HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2008).+
10.17.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +
10.17.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.17.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.18	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 99 to HealthSouth’s Current Report on Form 8-K filed on February 6, 2008).+
10.19	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.30 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+
10.20
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 2, 2009).+

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

10.24
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

10.25.1
Corporate Integrity Agreement, dated as of December 30, 2004, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 5, 2005).

10.25.2
First Addendum to the Corporate Integrity Agreement, dated as of October 27, 2006, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.33.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).

10.25.3
Second Addendum to the Corporate Integrity Agreement, dated as of December 14, 2007, by and among the Office of Inspector General of the Department of Health and Human Services and HealthSouth Corporation (incorporated by reference to Exhibit 10.33.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).

10.26.1
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

10.26.2
Collateral and Guarantee Agreement, dated as of March 10, 2006, by and among HealthSouth, certain of the Company’s subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on March 16, 2006).

10.27.1
Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.27.2
Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.28.1
Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.2
First Amendment to Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.3
Second Amendment to Purchase and Sale Agreement, dated February 13, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.4
Third Amendment to Purchase and Sale Agreement, dated March 31, 2008, by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC) (incorporated by reference to Exhibit 10.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.28.5
Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.29.1	Stipulation of Settlement with UBS Securities LLC (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
10.29.2	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).
10.30
Restrictive Covenant Agreement, dated November 23, 2009, by and between HealthSouth Corporation and John L. Workman (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on November 23, 2009).+

12	Computation of Ratios.
21	Subsidiaries of HealthSouth Corporation.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+ Management contract or compensatory plan or arrangement.