Form 10-Q
period 2010-03-31
HEALTHSOUTH CORP
filed 2010-05-05
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The registrant had 93,563,432 shares of common stock outstanding, net of treasury shares, as of April 30, 2010.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our business strategy, our future financial performance, or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates or forecasts based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2009, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the United States Securities and Exchange Commission, or in materials incorporated therein by reference;

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

•	competitive pressures in the healthcare industry and our response to those pressures;

•	our ability to successfully complete and integrate acquisitions, investments, and joint ventures consistent with our growth strategy; and

•	general conditions in the economy and capital markets.

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

PART 1. FINANCIAL INFORMATION

Item 1.                      Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Millions, Except Per Share Data)

Net operating revenues	$491.0	$472.9
Operating expenses:
Salaries and benefits	241.9	233.3
Other operating expenses	66.9	66.9
General and administrative expenses	26.3	25.5
Supplies	28.3	27.4
Depreciation and amortization	18.3	17.4
Occupancy costs	11.6	12.0
Provision for doubtful accounts	6.9	7.8
Loss on disposal of assets	-	1.0
Government, class action, and related settlements	-	(15.9)
Professional fees—accounting, tax, and legal	2.9	4.8
Total operating expenses	403.1	380.2
Loss (gain) on early extinguishment of debt	0.3	(1.8)
Interest expense and amortization of debt discounts and fees	30.5	34.4
Other (income) expense	(0.7)	0.2
Loss on interest rate swaps	4.3	5.0
Equity in net income of nonconsolidated affiliates	(2.6)	(2.5)
Income from continuing operations before income tax expense	56.1	57.4
Provision for income tax expense	2.5	1.2
Income from continuing operations	53.6	56.2
Loss from discontinued operations, net of tax	(3.1)	(2.7)
Net income	50.5	53.5
Less: Net income attributable to noncontrolling interests	(9.8)	(8.6)
Net income attributable to HealthSouth	40.7	44.9
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Net income available to common shareholders	$34.2	$38.4

Weighted average common shares outstanding:
Basic	92.7	87.5
Diluted	108.0	100.9

Basic and diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.40	$0.47
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.03)	(0.03)
Net income per share attributable to HealthSouth common shareholders	$0.37	$0.44

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$43.8	$47.9
Loss from discontinued operations, net of tax	(3.1)	(3.0)
Net income attributable to HealthSouth	$40.7	$44.9

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$116.8	$80.9
Restricted cash	76.3	67.8
Accounts receivable, net of allowance for doubtful accounts of $33.5 in 2010; $33.1 in 2009	234.1	219.7
Other current assets	56.2	57.6
Total current assets	483.4	426.0
Property and equipment, net	662.0	664.8
Goodwill	416.4	416.4
Intangible assets, net	35.7	37.4
Investments in and advances to nonconsolidated affiliates	33.4	29.3
Other long-term assets	85.2	107.6
Total assets	$1,716.1	$1,681.5
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$21.5	$21.5
Accounts payable	47.2	50.2
Accrued expenses and other current liabilities	324.1	319.5
Total current liabilities	392.8	391.2
Long-term debt, net of current portion	1,635.8	1,641.0
Other long-term liabilities	162.0	159.5
	2,190.6	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 400,000 shares issued; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 97,614,958 in 2010; 97,238,725 in 2009	1.0	1.0
Capital in excess of par value	2,877.8	2,879.9
Accumulated deficit	(3,676.7)	(3,717.4)
Accumulated other comprehensive loss	(2.8)	-
Treasury stock, at cost (4,050,222 shares in 2010 and 3,957,047 shares in 2009)	(139.2)	(137.5)
Total HealthSouth shareholders’ deficit	(939.9)	(974.0)
Noncontrolling interests	78.0	76.4
Total shareholders' deficit	(861.9)	(897.6)
Total liabilities and shareholders’ deficit	$1,716.1	$1,681.5

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Millions)
COMPREHENSIVE INCOME
Net income	$50.5	$53.5
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	0.6	(1.6)
Reclassifications to net income	(1.3)	1.6
Net change in unrealized gain (loss) on forward-starting interest rate swaps:
Unrealized net holding loss arising during the period	(2.1)	(0.7)
Other comprehensive loss, net of tax	(2.8)	(0.7)
Comprehensive income	47.7	52.8
Comprehensive income attributable to noncontrolling interests	(9.8)	(8.6)
Comprehensive income attributable to HealthSouth	$37.9	$44.2

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Deficit
(Unaudited)

	Three Months Ended March 31, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	40.7	-	-	9.8	50.5	$50.5
Other comprehensive loss, net of tax	-	-	-	-	(2.8)	-	-	(2.8)	(2.8)
Comprehensive income									$47.7
Receipt of treasury stock	(0.1)	-	-	-	-	(1.4)	-	(1.4)
Dividends declared on convertible perpetual preferred stock	-	-	(6.5)	-	-	-	-	(6.5)
Stock-based compensation	-	-	3.8	-	-	-	-	3.8
Stock options exercised	-	-	0.4	-	-	-	-	0.4
Distributions declared	-	-	-	-	-	-	(7.9)	(7.9)
Other	0.4	-	0.2	-	-	(0.3)	(0.3)	(0.4)
Balance at end of period	93.6	$1.0	$2,877.8	$(3,676.7)	$(2.8)	$(139.2)	$78.0	$(861.9)

	Three Months Ended March 31, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	-	-	-	44.9	-	-	8.6	53.5	$53.5
Other comprehensive loss, net of tax	-	-	-	-	(0.7)	-	-	(0.7)	(0.7)
Comprehensive income									$52.8
Dividends declared on convertible perpetual preferred stock	-	-	(6.5)	-	-	-	-	(6.5)
Stock-based compensation	-	-	3.7	-	-	-	-	3.7
Distributions declared	-	-	-	-	-	-	(6.7)	(6.7)
Other	0.3	-	0.1	-	-	(0.5)	0.3	(0.1)
Balance at end of period	88.3	$1.0	$2,953.8	$(3,767.3)	$(3.9)	$(312.0)	$84.4	$(1,044.0)

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Millions)
Cash flows from operating activities:
Net income	$50.5	$53.5
Loss from discontinued operations	3.1	2.7
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	6.9	7.8
Provision for government, class action, and related settlements	-	(15.9)
UBS Settlement proceeds, gross	-	100.0
Depreciation and amortization	18.3	17.4
Loss on interest rate swaps	4.3	5.0
Equity in net income of nonconsolidated affiliates	(2.6)	(2.5)
Distributions from nonconsolidated affiliates	2.1	1.5
Stock-based compensation	3.8	3.7
Deferred tax provision	0.4	1.5
Other	1.7	1.6
(Increase) decrease in assets—
Accounts receivable	(21.3)	(13.0)
Other assets	(2.1)	(6.6)
Income tax refund receivable	9.0	47.6
(Decrease) increase in liabilities—
Accounts payable	(2.9)	(1.5)
Accrued fees and expenses for derivative plaintiffs' attorneys in UBS Settlement	-	(26.2)
Other liabilities	16.6	8.7
Government, class action, and related settlements	(0.8)	(1.7)
Net cash used in operating activities of discontinued operations	(2.2)	(0.5)
Total adjustments	31.2	126.9
Net cash provided by operating activities	84.8	183.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(14.0)	(17.1)
Proceeds from sale of restricted marketable securities	3.2	0.4
Net change in restricted cash	(11.4)	(3.5)
Net settlements on interest rate swaps	(11.9)	(8.5)
Other	-	(0.1)
Net cash provided by (used in) investing activities of discontinued operations	7.9	(1.4)
Net cash used in investing activities	(26.2)	(30.2)

Cash flows from financing activities:
Checks in excess of bank balance	-	4.1
Principal payments on debt, including pre-payments	(1.9)	(39.6)
Borrowings on revolving credit facility	-	10.0
Payments on revolving credit facility	-	(50.0)
Principal payments under capital lease obligations	(3.5)	(3.2)
Dividends paid on convertible perpetual preferred stock	(6.5)	(6.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(11.1)	(8.5)
Other	0.3	0.5
Net cash used in financing activities of discontinued operations	-	(1.2)
Net cash used in financing activities	(22.7)	(94.4)

Increase in cash and cash equivalents	35.9	58.5
Cash and cash equivalents at beginning of period	80.9	32.1
Cash and cash equivalents of facilities held for sale at beginning of period	0.1	0.1
Less: Cash and cash equivalents of facilities held for sale at end of period	(0.1)	-
Cash and cash equivalents at end of period	$116.8	$90.7

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010 (the “2009 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Long-term Debt—

As discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K, our credit agreement includes a $100 million synthetic letter of credit facility. During the first quarter of 2010, we permanently reduced this facility by $30 million to $70 million. As of March 31, 2010, $67.0 million were utilized under the synthetic letter of credit facility. These letters are being used in the ordinary course of business primarily to secure workers’ compensation and other insurance coverages.

Stock-Based Compensation—

In February 2010, we granted 0.9 million of restricted stock awards to members of our management team and our board of directors. Approximately 0.1 million of the awards granted are restricted stock units that vest upon grant. The remaining awards are shares of restricted stock that contain a service and either a performance or market condition. For these awards, the number of shares that will ultimately be issued to employees may vary based on the Company’s performance during the applicable performance measurement period. Additionally, we granted 0.2 million stock options to members of our management team. The fair value of these awards and options were determined using the policies described in our 2009 Form 10-K.

Recent Accounting Pronouncements—

Since the filing of our 2009 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of March 31, 2010 represents our investment in 17 partially owned subsidiaries, of which 12 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2010	2009
Net operating revenues	$20.1	$17.4
Operating expenses	(12.9)	(11.7)
Income from continuing operations, net of tax	6.3	5.0
Net income	6.3	5.0

3.           Derivative Instruments

Interest Rate Swaps Not Designated as Hedging Instruments—

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR, which was 0.3% at March 10, 2010, which was the most recent interest rate set date. The termination date of this swap is March 10, 2011. The fair market value of this swap as of March 31, 2010 and December 31, 2009 was ($46.4) million and ($54.8) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and are made quarterly on the same settlement schedule as the $984.0 million interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was $6.4 million. The fair market value of this swap as of March 31, 2010 was $4.8 million and is included in Other current assets in our condensed consolidated balance sheet. The fair market value of this swap as of December 31, 2009 was $5.6 million. Of this amount, $4.7 million is included in Other current assets with the remainder included in Other long-term assets in our condensed consolidated balance sheet.

These interest rate swaps are not designated as hedges. Therefore, changes in the fair value of these interest rate swaps are included in current-period earnings as Loss on interest rate swaps.

During the three months ended March 31, 2010 and 2009, we made net cash settlement payments of $11.9 million and $8.5 million, respectively, to our counterparties. Net settlement payments or receipts on these swaps are included in the line item Loss on interest rate swaps in our condensed consolidated statements of operations.

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges—

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our term loan facility. Under this swap agreement, we will pay a fixed rate of 2.6% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012. The fair market value of this swap as of March 31, 2010 and December 31, 2009 was ($0.7) million and $0.4 million, respectively, and is included in Accrued expenses and other current liabilities and Other long-term assets, respectively, in our condensed consolidated balance sheets.

In March 2009, we entered into an additional $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our term loan facility. Under this swap agreement, we will pay a fixed rate of 2.9% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is September 12, 2012. The fair market value of this swap as of March 31, 2010 and December 31, 2009 was ($1.3) million and ($0.3) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Both forward-starting swaps are designated as cash flow hedges and are accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2009 Form 10-K. The effective portion of changes in the fair value of these cash flow hedges is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings.

See Note 9, Derivative Instruments, to the consolidated financial statements accompanying our 2009 Form 10-K for additional information related to these interest rate swaps. See also Note 5, Fair Value Measurements.

4.           Guarantees:

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

As of March 31, 2010, we were secondarily liable for 64 such guarantees. The remaining terms of these guarantees ranged from one month to 111 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $46.2 million.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.           Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
March 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
June 2009 trading swap	$4.8	$-	$4.8	$-	I
Other long-term assets:
Restricted marketable securities	14.0	14.0	-	-	M
Accrued expenses and other current
liabilities:
March 2006 trading swap	(46.4)	-	(46.4)	-	I
December 2008 forward-starting swap	(0.7)	-	(0.7)	-	I
March 2009 forward-starting swap	(1.3)	-	(1.3)	-	I

December 31, 2009
Other current assets:
Restricted marketable securities	$2.7	$2.7	$-	$-	M
June 2009 trading swap	4.7	-	4.7	-	I
Other long-term assets:
Restricted marketable securities	18.3	18.3	-	-	M
December 2008 forward-starting swap	0.4	-	0.4	-	I
June 2009 trading swap	0.9	-	0.9	-	I
Accrued expenses and other current liabilities:
March 2006 trading swap	(54.8)	-	(54.8)	-	I
March 2009 forward-starting swap	(0.3)	-	(0.3)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

During the three months ended March 31, 2010 and 2009, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the first quarter of 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$(46.4)	$(46.4)	$(54.8)	$(54.8)
December 2008 forward-starting swap	(0.7)	(0.7)	0.4	0.4
March 2009 forward-starting swap	(1.3)	(1.3)	(0.3)	(0.3)
June 2009 trading swap	4.8	4.8	5.6	5.6
Long-term debt:
Term loan facility	749.4	739.4	751.3	714.5
10.75% Senior Notes due 2016	495.0	541.6	494.9	542.5
8.125% Senior Notes due 2020	285.2	288.9	285.2	284.7
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	28.0	28.0	28.0	28.0
Financial commitments:
Letters of credit	-	67.0	-	95.2

6.           Income Taxes:

Our Provision for income tax expense of $2.5 million for the three months ended March 31, 2010 primarily includes the following: (1) current income tax expense of $2.1 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets.

We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2029. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to our valuation allowance is required. After consideration of all evidence, both positive and negative, management concluded it is more likely than not we will not realize a portion of our deferred tax assets. Therefore, a valuation allowance has been established on substantially all of our net deferred tax assets. No valuation allowance has been provided on deferred tax assets attributable to subsidiaries not included within the federal consolidated group.

Our utilization of NOLs could be subject to the Internal Revenue Code Section 382 (“Section 382”) limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe the Section 382 limitation will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.

Our Provision for income tax expense of $1.2 million for the three months ended March 31, 2009 primarily includes the following: (1) current income tax expense of $2.8 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, AMT expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $1.5 million primarily attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit offset by (3) current income tax benefit of $3.1 million attributable to state income tax refunds received, or expected to be received, changes in the amount of unrecognized tax benefits, and an AMT Refundable Tax Credit for 2009.

Total remaining gross unrecognized tax benefits were $50.9 million as of December 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2009 was $1.9 million. There were no material changes to our unrecognized tax benefits during the three months ended March 31, 2010. Total remaining gross unrecognized tax benefits were $50.4 million as of March 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of March 31, 2010 was $2.0 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2010 and 2009, we recorded $0.1 million and $0.2 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $0.2 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2006. In the first quarter of 2010, the IRS initiated an audit of the 2008 tax year by combining it with an ongoing audit of the 2007 tax year.

For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.

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

7.            Earnings per Common Share:

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

	Three Months Ended March 31,
	2010	2009
Numerator:
Income from continuing operations	$53.6	$56.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(9.8)	(8.3)
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Income from continuing operations attributable to HealthSouth common shareholders	37.3	41.4
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(3.1)	(3.0)
Net income attributable to HealthSouth
common shareholders	$34.2	$38.4

Denominator:
Basic weighted average common shares outstanding	92.7	87.5
Diluted weighted average common shares outstanding	108.0	100.9

Basic and diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.40	$0.47
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.03)	(0.03)
Net income per share attributable to HealthSouth common shareholders	$0.37	$0.44

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2010 and 2009, the number of potential shares approximated 15.3 million and 13.4 million, respectively. For the three months ended March 31, 2010 and 2009, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three months ended March 31, 2010 and 2009, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share amounts are the same for the three months ended March 31, 2010 and 2009.

Options to purchase approximately 2.3 million and 2.6 million shares of common stock were outstanding as of March 31, 2010 and 2009, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

 See Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying our 2009 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

8.           Contingencies:

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

Securities Litigation—

See Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2009 Form 10-K, for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2009 Form 10-K, and asserts claims under the federal securities laws and Colorado state law based on the plaintiff’s alleged receipt of unexercised options and the plaintiff’s open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it remains pending. The plaintiff in this case has not opted out of the Consolidated Securities Action settlement discussed in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2009 Form 10-K. Although the deadline for opting out in the Consolidated Securities Action has passed, if the Burke action resumes, we will continue to vigorously defend ourselves in this case. However, based on the stage of litigation, and review of the current facts and circumstances, we are unable to determine an amount of loss or range of possible loss that might result from an adverse judgment or a settlement of this case should litigation continue or whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy and filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint named as defendants a number of our former officers and directors. Tucker also asserted claims on our behalf against Ernst & Young LLP, our former auditor, and various UBS entities who formerly served as our investment bankers, as well as against MedCenterDirect.com, Capstone Capital Corporation, now known as HR Acquisition I Corp., and G.G. Enterprises. When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions.

On January 13, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. On May 8, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and Capstone to settle the claims against Capstone in the Tucker litigation. On June 18, 2009, the court found Mr. Scrushy liable for, and awarded us, $2.9 billion in damages as a result of breaches of fiduciary duty and fraud he perpetrated from 1996 to 2003. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision. No assurances can be given as to whether or when any amounts will be received from Mr. Scrushy, nor can we provide any assurances as to the collectability of any amounts owed from Mr. Scrushy. Therefore, no amounts related to this award are included in our condensed consolidated financial statements. The Tucker derivative litigation and the related settlements to date are more fully described in Note 22, Settlements, to the consolidated financial statements accompanying our 2009 Form 10-K.

The settlements with UBS Securities and Capstone do not release our claims against any other defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action described in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2009 Form 10-K by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

Litigation By and Against Richard M. Scrushy—

On December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth. The complaint alleged that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owed him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, we counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure with us, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. We also asserted that any employment agreements with Mr. Scrushy should be void and unenforceable. On July 7, 2009, we filed a motion for summary judgment on all claims by Mr. Scrushy based upon the Tucker court’s June 18, 2009 ruling that Mr. Scrushy’s employment agreements are void and rescinded. We understand that the court does not intend to rule on this motion at the present time.

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties have submitted their briefs to the Supreme Court of Alabama, which has just indicated the timing of a hearing, if any, or decision. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy. In that same case, on August 26, 2009, Mr. Scrushy’s wife, Leslie Scrushy, filed a counterclaim against the plaintiffs and HealthSouth seeking a declaration that certain personal property belongs to her or her children and not to Mr. Scrushy. HealthSouth filed an answer in this case on September 24, 2009, denying Mrs. Scrushy’s entitlement to the relief she seeks. While these proceedings continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. We do not anticipate that any material amount of his assets, or the proceeds from their sale, will be distributed to us or any other party until the final disposition of Mr. Scrushy’s appeal of the verdict. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 45% of any amounts collected.

In March 2009, Mr. Scrushy filed an arbitration demand claiming we are obligated under a separate indemnification agreement to indemnify him for certain costs associated with litigation and to advance to him his attorneys’ fees and costs. On May 14, 2009, the arbitrator ruled we should deposit certain funds for attorneys’ fees in escrow until after a ruling in the Tucker litigation. As a result of the Tucker court’s June 18, 2009 ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, the arbitrator allowed us to withdraw all funds from the escrow. Any future obligation to pay such fees would be tied to the success of his appeal of the June 18, 2009 ruling.

Litigation By and Against Former Independent Auditor—

In March 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation against Ernst & Young, alleging that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by certain officers and employees, and should have reported them to our board of directors and the audit committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs. On March 18, 2005, Ernst & Young filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp. in the Circuit Court of Jefferson County, Alabama. The complaint asserts that the filing of the claims against us was for the purpose of suspending any statute of limitations applicable to those claims.

The complaint alleges we provided Ernst & Young with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young claims that as a result of our actions, Ernst & Young’s reputation has been injured and it has and will incur damages, expenses, and legal fees. On April 1, 2005, we answered Ernst & Young’s claims and asserted counterclaims related or identical to those asserted in the Tucker action. Upon Ernst & Young’s motion, the Alabama state court referred Ernst & Young’s claims and our counterclaims to arbitration pursuant to a clause in the engagement agreements between HealthSouth and Ernst & Young. On July 12, 2006, we and the derivative plaintiffs filed an arbitration demand on behalf of HealthSouth against Ernst & Young. On August 7, 2006, Ernst & Young filed an answering statement and counterclaim in the arbitration reasserting the claims made in state court. In August 2006, we and the derivative plaintiffs agreed to jointly prosecute the claims against Ernst & Young in arbitration.

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

General Medicine Action—

On August 16, 2004, General Medicine, P.C. filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation, a former subsidiary of HealthSouth. The lawsuit was filed in the Circuit Court of Shelby County, Alabama, but was transferred to the Circuit Court of Jefferson County, Alabama on February 28, 2005 (the “Alabama Action”).

The underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. We were not a party to the Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement, which was the basis for the Consent Judgment, provided that Meadowbrook would pay only $0.3 million to General Medicine to settle the Michigan Action. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from us.

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

In the Michigan Action, we filed a motion on October 17, 2008 asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. In its order setting aside the Consent Judgment, the court directed General Medicine and Horizon/CMS to confer with each other and the court’s case manager to determine what further proceedings are appropriate in the Michigan Action. On June 17, 2009, Horizon/CMS filed a motion for clarification requesting the court rule that Horizon/CMS has fully complied with its obligations under the settlement agreement and is therefore not required to participate in any further proceedings. On July 21, 2009, General Medicine filed a motion to compel Horizon/CMS to enter into a new consent judgment in favor of General Medicine. On February 25, 2010, the court granted Horizon/CMS’s motion, denied General Medicine’s motion, and ruled that no further proceedings were necessary in the litigation. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. On March 25, 2010, we moved to intervene in General Medicine’s appeal, and on March 26, 2010, we moved to dismiss a portion of General Medicine’s appeal as untimely. The Court of Appeals has stayed the appeal pending a ruling on our motion to dismiss.

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

On April 14, 2009, we filed an action in Circuit Court in Jefferson County, Alabama, captioned HealthSouth Corp. v. United Healthcare Services, Inc., seeking a declaratory judgment that we are not required to arbitrate the claims alleged in United’s arbitration demand, seeking an order enjoining the AAA arbitration, and reserving our claims against United for underpayment and breach of contract. We asserted that the AAA lacks jurisdiction to arbitrate these claims because we did not agree to arbitration and because, among other reasons, United’s arbitration demand disregards the conditions precedent to arbitration and other terms contained in the provider agreements upon which United relies, seeks damages expressly excluded from arbitration, and violates state insurance laws which prohibit United from seeking to recoup claims many years after they were submitted and paid. On May 18, 2009, United filed a motion with the court to compel arbitration of the claims presented in their AAA arbitration demand. The court granted United’s motion and dismissed our complaint on March 3, 2010. The court ruled that the arbitration agreements were valid and that the parties should submit their disputes under those agreements to the AAA arbitration process.

On May 1, 2009, we filed with the AAA arbitration panel our answer requesting that the arbitration be stayed pending the outcome of our action filed in Circuit Court in Jefferson County, challenging, as a preliminary matter, the AAA’s jurisdiction to arbitrate the claims alleged by United, denying the claims asserted by United, raising defenses and asserting counterclaims including breaches of contract, breach of implied covenant of good faith and fair dealing. In connection with our counterclaim, we are seeking restitution for, among other things, United’s wrongful recoupment and underpayment of paid claims submitted and compensatory damages in excess of $10 million, together with interest and the costs, fees and expenses of arbitration.

On May 16, 2009, United filed with the AAA panel an amended arbitration demand adding certain Select Medical Corporation subsidiaries as named respondents, which, with one exception, are successors to HealthSouth entities that signed one or more of the provider agreements at issue in United’s demand. Pursuant to the Stock Purchase Agreement between us and Select, we are obligated to defend and indemnify Select and its affiliates named in United’s amended arbitration demand. See Note 18, Assets Held for Sale and Results of Discontinued Operations, and the “Other Matters” section of Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2009 Form 10-K. On June 11, 2009, answers were filed with the AAA panel on behalf of all HealthSouth and Select respondents. These answers reiterated the denials, defenses, jurisdictional objections and challenges, and counterclaims previously asserted in our initial answer. The Select entities did not assert any counterclaims. On March 10, 2010, the AAA panel directed United to file separate demands with respect to each separate provider agreement at issue. On April 7, 2010, United filed 18 separate amended demands, each alleging between $0.5 million and $1.0 million in damages under various different provider agreements for a combined total of $13.0 million in damages alleged. United, however, dropped all claims for punitive damages against us that were previously sought in the initial arbitration demands. We expect to file with the AAA panel our answers, objections, and counterclaims to United’s amended demands on or about May 10, 2010. We will continue to contest AAA’s jurisdiction over all of United’s claims.

We intend to vigorously defend ourselves in each of the arbitration hearings and prosecute our counterclaims against United. Although we continue to believe in the merit of our claims and counterclaims and the lack of merit in United’s, we have recorded an estimate of this potential liability as part of discontinued operations as of March 31, 2010 and December 31, 2009, as this claim relates primarily to our former outpatient division. We consider this estimate to be adequate for these liability risks. However, there can be no assurance the ultimate liability, if any, will not exceed our estimate.

Other Litigation—

We have been named as a defendant in a lawsuit filed March 28, 2003 by individuals in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs are subject to the Consolidated Securities Action settlement discussed in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying our 2009 Form 10-K, and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. Mr. Kapoor has not challenged this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols lawsuit is currently stayed in the Circuit Court. On January 12, 2009, the plaintiffs in the case filed a motion to lift the stay which the court subsequently denied. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation, and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of these cases.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 22, Settlements, “Medicare Program Settlement - The 2004 Civil DOJ Settlement” and “Medicare Program Settlement - The December 2004 Corporate Integrity Agreement” to the consolidated financial statements accompanying our 2009 Form 10-K.

We are undergoing an audit of unclaimed property which is being conducted by Kelmar Associates, LLC for three states for the years 1996 through 2004. We do not have sufficient information from the auditors to date to estimate any obligation that may result from this audit.

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2009 Form 10-K) following their closing. These include indemnification obligations, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.

9.           Condensed Consolidating Financial Information:

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

As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K, the terms of our credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying our 2009 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$20.8	$341.5	$138.8	$(10.1)	$491.0
Operating expenses:
Salaries and benefits	13.3	164.1	67.6	(3.1)	241.9
Other operating expenses	4.9	45.5	20.9	(4.4)	66.9
General and administrative expenses	26.3	-	-	-	26.3
Supplies	1.6	19.4	7.3	-	28.3
Depreciation and amortization	2.6	12.1	3.6	-	18.3
Occupancy costs	1.1	8.6	4.4	(2.5)	11.6
Provision for doubtful accounts	0.4	4.8	1.7	-	6.9
Loss (gain) on disposal of assets	-	0.1	(0.1)	-	-
Professional fees—accounting, tax, and legal	2.9	-	-	-	2.9
Total operating expenses	53.1	254.6	105.4	(10.0)	403.1
Loss on early extinguishment of debt	0.3	-	-	-	0.3
Interest expense and amortization of debt discounts and fees	28.1	2.2	0.7	(0.5)	30.5
Other income	(0.2)	-	(1.0)	0.5	(0.7)
Loss on interest rate swaps	4.3	-	-	-	4.3
Equity in net income of nonconsolidated affiliates	(0.7)	(1.9)	-	-	(2.6)
Equity in net income of consolidated affiliates	(45.5)	(1.8)	(0.6)	47.9	-
Management fees	(21.5)	16.8	4.7	-	-
Income from continuing operations before income tax (benefit) expense	2.9	71.6	29.6	(48.0)	56.1
Provision for income tax (benefit) expense	(39.7)	34.5	7.7	-	2.5
Income from continuing operations	42.6	37.1	21.9	(48.0)	53.6
Loss from discontinued operations, net of tax	(1.9)	(0.6)	(0.6)	-	(3.1)
Net income	40.7	36.5	21.3	(48.0)	50.5
Less: Net income attributable to noncontrolling interests	-	-	(9.8)	-	(9.8)
Net income attributable to HealthSouth	$40.7	$36.5	$11.5	$(48.0)	$40.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.0	$332.5	$130.5	$(9.1)	$472.9
Operating expenses:
Salaries and benefits	13.6	158.2	64.6	(3.1)	233.3
Other operating expenses	4.6	45.5	20.5	(3.7)	66.9
General and administrative expenses	25.5	-	-	-	25.5
Supplies	1.5	18.8	7.1	-	27.4
Depreciation and amortization	2.1	11.4	3.9	-	17.4
Occupancy costs	1.0	9.0	4.3	(2.3)	12.0
Provision for doubtful accounts	1.2	4.5	2.1	-	7.8
Loss on disposal of assets	-	1.0	-	-	1.0
Government, class action, and related settlements	(15.9)	-	-	-	(15.9)
Professional fees—accounting, tax, and legal	4.8	-	-	-	4.8
Total operating expenses	38.4	248.4	102.5	(9.1)	380.2
Gain on early extinguishment of debt	(1.8)	-	-	-	(1.8)
Interest expense and amortization of debt discounts and fees	31.6	2.1	0.7	-	34.4
Other expense (income)	0.6	(0.1)	(0.3)	-	0.2
Loss on interest rate swap	5.0	-	-	-	5.0
Equity in net income of nonconsolidated affiliates	(0.5)	(1.9)	(0.1)	-	(2.5)
Equity in net income of consolidated affiliates	(44.5)	(1.9)	(0.8)	47.2	-
Management fees	(21.0)	16.4	4.6	-	-
Income from continuing operations before income tax (benefit) expense	11.2	69.5	23.9	(47.2)	57.4
Provision for income tax (benefit) expense	(36.3)	31.4	6.1	-	1.2
Income from continuing operations	47.5	38.1	17.8	(47.2)	56.2
(Loss) income from discontinued operations, net of tax	(2.6)	0.4	(0.5)	-	(2.7)
Net income	44.9	38.5	17.3	(47.2)	53.5
Less: Net income attributable to noncontrolling interests	-	(0.1)	(8.5)	-	(8.6)
Net income attributable to HealthSouth	$44.9	$38.4	$8.8	$(47.2)	$44.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of March 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$115.0	$0.1	$1.7	$-	$116.8
Restricted cash	1.6	-	74.7	-	76.3
Accounts receivable, net	9.9	159.5	64.7	-	234.1
Other current assets	55.0	62.9	68.8	(130.5)	56.2
Total current assets	181.5	222.5	209.9	(130.5	483.4
Property and equipment, net	38.0	478.3	145.7	-	662.0
Goodwill	-	264.6	151.8	-	416.4
Intangible assets, net	0.4	28.3	7.0	-	35.7
Investments in and advances to nonconsolidated affiliates	2.6	23.4	7.4	-	33.4
Other long-term assets	54.0	208.4	64.6	(241.8)	85.2
Intercompany receivable	1,055.5	-	-	(1,055.5)	-
Total assets	$1,332.0	$1,225.5	$586.4	$(1,427.8)	$1,716.1
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$9.8	$9.9	$1.8	$-	$21.5
Accounts payable	10.8	25.6	10.8	-	47.2
Accrued expenses and other current liabilities	234.5	58.1	54.4	(22.9)	324.1
Total current liabilities	255.1	93.6	67.0	(22.9)	392.8
Long-term debt, net of current portion	1,549.7	83.6	26.5	(24.0)	1,635.8
Other long-term liabilities	79.7	11.3	91.4	(20.4)	162.0
Intercompany payable	-	305.2	1,415.9	(1,721.1)	-
	1,884.5	493.7	1,600.8	(1,788.4)	2,190.6
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders’ (deficit) equity
HealthSouth shareholders' (deficit) equity	(939.9)	731.8	(1,092.4)	360.6	(939.9)
Noncontrolling interests	-	-	78.0	-	78.0
Total shareholders' (deficit) equity	(939.9)	731.8	(1,014.4)	360.6	(861.9)
Total liabilities and shareholders' (deficit) equity	$1,332.0	$1,225.5	$586.4	$(1,427.8)	$1,716.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$76.2	$1.8	$2.9	$-	$80.9
Restricted cash	2.3	-	65.5	-	67.8
Accounts receivable, net	10.1	149.5	60.1	-	219.7
Other current assets	35.2	62.1	48.8	(88.5)	57.6
Total current assets	123.8	213.4	177.3	(88.5)	426.0
Property and equipment, net	40.1	479.8	144.9	-	664.8
Goodwill	-	264.6	151.8	-	416.4
Intangible assets, net	0.4	29.4	7.6	-	37.4
Investments in and advances to nonconsolidated affiliates	3.0	22.4	3.9	-	29.3
Other long-term assets	65.4	209.0	79.5	(246.3)	107.6
Intercompany receivable	1,053.0	-	-	(1,053.0)	-
Total assets	$1,285.7	$1,218.6	$565.0	$(1,387.8)	$1,681.5
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$9.7	$10.0	$1.8	$-	$21.5
Accounts payable	12.5	28.1	9.6	-	50.2
Accrued expenses and other current liabilities	213.8	48.5	57.2	-	319.5
Total current liabilities	236.0	86.6	68.6	-	391.2
Long-term debt, net of current portion	1,552.9	86.1	27.0	(25.0)	1,641.0
Other long-term liabilities	83.4	11.3	69.5	(4.7)	159.5
Intercompany payable	-	372.0	1,448.0	(1,820.0)	-
	1,872.3	556.0	1,613.1	(1,849.7)	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(974.0)	662.6	(1,124.5)	461.9	(974.0)
Noncontrolling interests	-	-	76.4	-	76.4
Total shareholders' (deficit) equity	(974.0)	662.6	(1,048.1)	461.9	(897.6)
Total liabilities and shareholders' (deficit) equity	$1,285.7	$1,218.6	$565.0	$(1,387.8)	$1,681.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$41.8	$61.5	$30.6	$(49.1)	$84.8
Cash flows from investing activities:
Capital expenditures	(0.5)	(9.7)	(3.8)	-	(14.0)
Proceeds from sale of restricted marketable securities	-	-	3.2	-	3.2
Net change in restricted cash	0.6	-	(12.0)	-	(11.4)
Net settlements on interest rate swaps	(11.9)	-	-	-	(11.9)
Other	-	0.1	(0.1)	-	-
Net cash provided by investing activities of discontinued operations
	-	-	7.9	-	7.9
Net cash used in investing activities
	(11.8)	(9.6)	(4.8)	-	(26.2)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(2.9)	-	-	1.0	(1.9)
Principal payments under capital lease
obligations	(0.5)	(2.6)	(0.4)	-	(3.5)
Dividends paid on convertible perpetual preferred stock
	(6.5)	-	-	-	(6.5)
Distributions paid to noncontrolling interests of consolidated affiliates
	-	-	(11.1)	-	(11.1)
Other	0.3	-	-	-	0.3
Change in intercompany advances	18.4	(51.0)	(15.5)	48.1	-
Net cash provided by (used in) financing activities
	8.8	(53.6)	(27.0)	49.1	(22.7)
Increase (decrease) in cash and cash equivalents
	38.8	(1.7)	(1.2)	-	35.9
Cash and cash equivalents at beginning of period
	76.2	1.8	2.9	-	80.9
Cash and cash equivalents of facilities held for sale at beginning of period
	-	-	0.1	-	0.1
Less: Cash and cash equivalents of facilities held for sale at end of period
	-	-	(0.1)	-	(0.1)
Cash and cash equivalents at end of period
	$115.0	$0.1	$1.7	$-	$116.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$155.2	$53.6	$22.9	$(48.6)	$183.1
Cash flows from investing activities:
Capital expenditures	(0.7)	(14.0)	(2.4)	-	(17.1)
Proceeds from sale of restricted marketable securities	-	-	0.4	-	0.4
Net change in restricted cash	(0.2)	-	(3.3)		(3.5)
Net settlements on interest rate swap	(8.5)	-	-	-	(8.5)
Other	-	0.8	(0.9)	-	(0.1)
Net cash used in investing activities of discontinued operations	-	(0.1)	(1.3)	-	(1.4)
Net cash used in investing activities	(9.4)	(13.3)	(7.5)	-	(30.2)
Cash flows from financing activities:
Checks in excess of bank balances	4.1	-	-	-	4.1
Principal payments on debt, including pre-payments	(40.4)	(0.2)	-	1.0	(39.6)
Borrowings on revolving credit facility	10.0	-	-	-	10.0
Payments on revolving credit facility	(50.0)	-	-	-	(50.0)
Principal payments under capital lease obligations	-	(2.4)	(0.8)	-	(3.2)
Dividends paid on convertible perpetual preferred stock	(6.5)	-	-	-	(6.5)
Distributions paid to noncontrolling interests of consolidated affiliates	-	-	(8.5)	-	(8.5)
Other	(0.1)	-	0.6	-	0.5
Change in intercompany advances	(4.5)	(37.7)	(5.4)	47.6	-
Net cash (used in) provided by financing activities of discontinued operations	(0.5)	0.1	(0.8)	-	(1.2)
Net cash used in financing activities	(87.9)	(40.2)	(14.9)	48.6	(94.4)
Increase in cash and cash equivalents	57.9	0.1	0.5	-	58.5
Cash and cash equivalents at beginning of period	23.1	0.8	8.2	-	32.1
Cash and cash equivalents of facilities held for sale at beginning of period	-	0.1	-	-	0.1
Less: Cash and cash equivalents of facilities held for sale at end of period	-	-	-	-	-
Cash and cash equivalents at end of period	$81.0	$1.0	$8.7	$-	$90.7

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements.

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of March 31, 2010, we operated 93 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 38 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, Alabama, and Arizona.

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

Net patient revenue from our hospitals was 4.8% higher for the three months ended March 31, 2010 than the three months ended March 31, 2009 due to higher net patient revenue per discharge and a 1.1% increase in patient discharges. Operating earnings (as defined in Note 24, Quarterly Data (Unaudited), to the consolidated financial statements accompanying our 2009 Form 10-K) were $80.7 million and $86.9 million for the three months ended March 31, 2010 and 2009, respectively. Operating earnings for the three months ended March 31, 2009 included a net gain of $15.9 million associated with Government, class action, and related settlements, as discussed below. Net cash provided by operating activities was $84.8 million and $183.1 million for the three months ended March 31, 2010 and 2009, respectively. Net cash provided by operating activities for the three months ended March 31, 2010 included $6.6 million of state income tax refunds associated with prior periods. Net cash provided by operating activities for the three months ended March 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of approximately $49 million in federal and state income tax refunds for prior periods. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this item for additional information.

On April 21, 2010, we entered into a definitive agreement to purchase Desert Canyon Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada. This transaction is subject to certain federal and state regulatory approvals and is expected to close late in the second quarter of 2010.

As discussed in the “Business Outlook” section below, our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage our balance sheet; (2) grow organically; (3) provide high-quality, cost-effective care; (4) pursue acquisitions on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages. In addition, the number of patients who qualify for inpatient rehabilitative care under Medicare rules is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Key Challenges

While we are pleased with the Company’s performance thus far in 2010, the following are some of the challenges we are addressing:

•
Leverage. Further deleveraging is, and will continue to be, a strategic focus. However, due to the historically low level of LIBOR and our 10.75% senior notes trading above their June 2011 call price, we do not believe there are attractive debt repayment options in 2010. Consequently, our deleveraging focus in 2010 will shift from debt reduction to growing Adjusted Consolidated EBITDA. The foundation of our Adjusted Consolidated EBITDA growth will be continued market share gains, disciplined expense management, capacity expansion, and the addition of new hospitals. Our 10.75% Senior Notes due 2016 are callable in June 2011, which will create additional debt reduction opportunities.

We believe continued growth in our Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. For additional information, see the “Executive Overview – Business Outlook” and “Liquidity and Capital Resources” sections of this Item. See also Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2009 Form 10-K for a discussion of risks and uncertainties facing us.

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

Over the last several years, changes in regulations governing inpatient rehabilitation hospitals have created challenges for inpatient rehabilitation providers with many of these changes resulting in limitations on, and in some cases reductions to, reimbursement from Medicare, including reductions to the annual “market basket update” (i.e., annual adjustment to Medicare payment rates).

For example, on August 7, 2009, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register the fiscal year 2010 notice of final rulemaking for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). This rule contains Medicare pricing changes as well as new coverage requirements, as described below. The pricing changes were effective for Medicare discharges between October 1, 2009 and September 30, 2010 and included a 2.5% market basket update, which was the first market basket update we had received in 18 months. However, as discussed below, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Affordability Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). These laws include a reduction in annual market basket updates to providers. Starting on April 1, 2010, the market basket increase of 2.5% we received on October 1, 2009 was reduced by 0.25% to 2.25%. Similar reductions to our annual market basket updates will occur each year through 2019, although the amount of each year’s decrease will vary over time.

The new coverage requirements under the rule apply to discharges occurring on or after January 1, 2010 and include requirements for preadmission screening, post-admission evaluations, and individual treatment planning that all emphasize the role of physicians in ordering and overseeing patient care. Prior to the new rule, our hospitals already operated using many of the new requirements, so these changes have not resulted in material modifications to our clinical or business models. Rather, the new requirements have resulted in increased documentation requirements for our hospitals. In addition, due to the complexity of the changes within the rule, CMS continues to clarify the new coverage requirements. We have undertaken efforts to educate our employees and affiliated physicians on compliance with these new requirements, and we will continue to train our employees as the new requirements are further clarified.

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

•
Healthcare Reform. As noted above, in March 2010, President Obama signed the 2010 Healthcare Reform Laws. Many issues within the context of healthcare reform are addressed within these laws and could have an impact on our business. The three issues with the greatest impact to us as a healthcare provider are: (1) reducing annual market basket updates to providers, (2) the possible combining, or “bundling,” of acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Medicare Advisory Board.

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to providers. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced by 0.25% to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be determined productivity adjustment to the market basket update in each year through 2019.

The 2010 Healthcare Reform Laws also direct the Department of Health and Human Services to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a program-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These five-year pilot projects are scheduled to begin no later than January 2013 and are limited in scope to ten medical conditions. We will seek to participate in these pilot projects.

Another provision of these laws establishes an Independent Medicare Advisory Board that is charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions through 2019 that are also part of these laws (as discussed above), certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2018. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

In addition to these factors, the 2010 Healthcare Reform Laws also contain provisions that will require modifications to employer-sponsored healthcare insurance plans, including HealthSouth plans. For example, the 2010 Healthcare Reform Laws require employer-sponsored healthcare plans to offer coverage to an employee’s dependent children until such dependents attain the age of 26. In addition, these laws eliminate an employer’s ability to include a lifetime maximum benefit per participant within its plans. We continue to evaluate the impact these changes will have on our healthcare plans and related costs.

Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict the ultimate impact of these laws. However, we believe the above points are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

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

Business Outlook

As previously noted, the inpatient rehabilitation sector of the healthcare industry is an attractive market:  the aging of the U.S. population coupled with an approximate 2% projected annual growth rate in the number of patients who qualify for inpatient rehabilitative care under Medicare rules create a favorable business environment for us. As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on our broad base of clinical expertise, the quality of our clinical outcomes, the application and leverage of rehabilitative technology, and the standardization of best practices that result in high-quality, cost-effective care for the patients we serve.

Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage our balance sheet; (2) grow organically; (3) provide high-quality, cost-effective care; (4) pursue acquisitions on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry.

While deleveraging will remain a priority, our deleveraging efforts in 2010 will focus on growing Adjusted Consolidated EBITDA through organic growth and disciplined expansion. Our organic growth will result from increasing our market share of inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. In addition to organic growth, we will continue to look for appropriate markets for de-novo sites, acquisitions, and joint ventures. We believe growth in our Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents, cash flows from operations, and the availability of our revolving credit facility. In addition, and as discussed in the “Liquidity and Capital Resources” section of this Item, we do not face near-term refinancing risk.

We believe our ability to continue to grow at a faster rate than the rest of the industry is attributable to our higher level of care and is sustainable. In addition, the majority of patients we serve have medical conditions, such as strokes, hip fractures, and neurological disorders, that are non-discretionary in nature and which require rehabilitative services in an inpatient setting.

Healthcare providers are under increasing pressure to control costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. With this in mind, we are making certain investments in our core business in 2010. One investment is the piloting of an electronic clinical information system in our new hospital in Loudoun County, Virginia (scheduled to open in the second quarter of 2010). This is an initial two-year pilot program with the goal of developing system content as well as gaining a better understanding of the value proposition of a potential company-wide implementation. In addition, we will continue our company-wide initiative of looking at opportunities to develop best practices around different components of our operational structure by making an investment in our case management function. Our case managers are critical to our delivery system, as they coordinate the care plan and communication among the patient, the patient’s family, treatment team, and payors. In addition to these investments, our expenses may outpace revenues for a short period while we bring two new hospitals online (Loudoun County and Bristol, Virginia in the second and third quarters of 2010, respectively).

Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We will continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

As discussed previously, healthcare always has been a highly regulated industry, and the inpatient rehabilitation segment is no exception. Successful healthcare providers are those who provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so. We are confident, based on our track record, we will be able to adapt to whatever changes may impact our industry, including those discussed above related to healthcare reform.

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

Results of Operations

During the three months ended March 31, 2010 and 2009, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2010	2009
Medicare	70.4%	67.8%
Medicaid	1.8%	2.2%
Workers’ compensation	1.6%	1.7%
Managed care and other discount plans	21.7%	22.4%
Other third-party payors	2.2%	3.3%
Patients	1.1%	1.2%
Other income	1.2%	1.4%
Total	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, low-cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of our 2009 Form 10-K.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three months ended March 31, 2010 and 2009, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2010	2009	2010 vs. 2009
	(In Millions)
Net operating revenues	$491.0	$472.9	3.8%
Operating expenses:
Salaries and benefits	241.9	233.3	3.7%
Other operating expenses	66.9	66.9	0.0%
General and administrative expenses	26.3	25.5	3.1%
Supplies	28.3	27.4	3.3%
Depreciation and amortization	18.3	17.4	5.2%
Occupancy costs	11.6	12.0	(3.3%	)
Provision for doubtful accounts	6.9	7.8	(11.5%	)
Loss on disposal of assets	-	1.0	(100.0%	)
Government, class action, and related settlements	-	(15.9)	(100.0%	)
Professional fees—accounting, tax, and legal	2.9	4.8	(39.6%	)
Total operating expenses	403.1	380.2	6.0%
Loss (gain) on early extinguishment of debt	0.3	(1.8)	(116.7%	)
Interest expense and amortization of debt discounts and fees	30.5	34.4	(11.3%	)
Other (income) expense	(0.7)	0.2	(450.0%	)
Loss on interest rate swaps	4.3	5.0	(14.0%	)
Equity in net income of nonconsolidated affiliates	(2.6)	(2.5)	4.0%
Income from continuing operations before income tax expense	56.1	57.4	(2.3%	)
Provision for income tax expense	2.5	1.2	108.3%
Income from continuing operations	53.6	56.2	(4.6%	)
Loss from discontinued operations, net of tax	(3.1)	(2.7)	14.8%
Net income	50.5	53.5	(5.6%	)
Less: Net income attributable to noncontrolling interests	(9.8)	(8.6)	14.0%
Net income attributable to HealthSouth	$40.7	$44.9	(9.4%	)

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2010	2009
Salaries and benefits	49.3%	49.3%
Other operating expenses	13.6%	14.1%
General and administrative expenses	5.4%	5.4%
Supplies	5.8%	5.8%
Depreciation and amortization	3.7%	3.7%
Occupancy costs	2.4%	2.5%
Provision for doubtful accounts	1.4%	1.6%
Loss on disposal of assets	0.0%	0.2%
Government, class action, and related settlements	0.0%	(3.4%	)
Professional fees—accounting, tax, and legal	0.6%	1.0%
Total	82.1%	80.4%

Additional information regarding our operating results for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(In Millions)
Net patient revenue—inpatient	$451.8	$431.3
Net patient revenue—outpatient and other revenues	39.2	41.6
Net operating revenues	$491.0	$472.9

	(Actual Amounts)
Discharges	27,998	27,699
Outpatient visits	255,445	283,621
Average length of stay	14.6 days	14.6 days
Occupancy %	69.2%	69.9%
# of licensed beds	6,563	6,443
Full-time equivalents*	15,416	15,469

*
Excludes 394 and 395 full-time equivalents for the three months ended March 31, 2010 and 2009, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

In the discussion that follows, we use “same store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same store comparisons based on hospitals open throughout both the full current periods and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.2% and 1.4% of consolidated Net operating revenues for the three months ended March 31, 2010 and 2009, respectively.

Net patient revenue from our hospitals was 4.8% higher for the three months ended March 31, 2010 than the three months ended March 31, 2009. This increase was attributable to higher net patient revenue per discharge and a 1.1% increase in patient discharges. Net patient revenue per discharge increased quarter over quarter primarily due to the pricing changes that are part of the fiscal year 2010 notice of final rulemaking published in the federal register in August 2009, as discussed above, as well as a shift in our payor mix to more Medicare patients (see payor mix table above) and a slight increase in the acuity of the patients we served. Same store discharges were 0.4% higher quarter over quarter.

Decreased outpatient volumes in the first quarter of 2010 compared to the first quarter of 2009 resulted primarily from the closure of outpatient satellites and outpatient visit cancellations caused by the severe winter storms in some of our northeast and mid-Atlantic markets. Challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of March 31, 2010, we operated 38 outpatient satellite clinics, while as of March 31, 2009, we operated 48 outpatient satellite clinics.

As discussed above, the market basket increase of 2.5% we received on October 1, 2009 was reduced by 0.25% to 2.25% effective April 1, 2010.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the three months ended March 31, 2010 and 2009, our EPOB was 3.41 and 3.47, respectively, or a quarter over quarter improvement of 1.7%.

Salaries and benefits increased primarily as a result of an approximate 2.3% merit increase provided to employees on October 1, 2009 and a change in the mix of licensed versus non-licensed clinical professionals. The process of standardizing our labor practices across all of our hospitals, which we began last year with the roll-out of a new labor management system, and the implementation of the new coverage requirements that became effective January 1, 2010 have decreased the use of non-licensed clinicians, which increased our average cost per full-time equivalent. However, continued improvement in labor productivity along with the Medicare pricing changes that became effective on October 1, 2009 allowed us to hold these expenses flat at 49.3% of Net operating revenues quarter over quarter.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, insurance, professional fees, and repairs and maintenance. Other operating expenses were flat quarter over quarter.

As discussed above, we are making certain investments in our core business in 2010, including an investment in our case management function. The timing of this initiative will impact Other operating expenses in future quarters.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

Our General and administrative expenses increased quarter over quarter due primarily to the 2.3% merit increase provided to non-senior management corporate employees effective October 1, 2009. General and administrative expenses were flat at 5.4% of Net operating revenues quarter over quarter.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense remained flat at 5.8% of Net operating revenues quarter over quarter.

Depreciation and Amortization

 Depreciation and amortization increased quarter over quarter primarily as a result of increased capital expenditures in 2009.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals, including common area maintenance and similar charges. These costs did not change significantly in the periods presented.

Provision for Doubtful Accounts

 As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeals process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts.

Medicare contractors ceased these denials in the latter part of 2009, which has resulted in a decrease in our Provision for doubtful accounts as a percent of Net operating revenues in the first quarter of 2010 compared to the first quarter of 2009, as we have collected payments for our successfully appealed claims while not adding additional denied claims to our outstanding receivables balance. In addition, we have enhanced the processes around the recovery and capture of Medicare-related bad debts. Subsequent recoveries are recorded via the Provision for doubtful accounts.

Certain Medicare contractors have informed providers they intend to reinstitute denials of certain diagnosis codes during the second quarter of 2010. If the applicable Medicare contractors begin denying our claims again, we may experience volatility in our Provision for doubtful accounts as a percent of Net operating revenues.

Government, Class Action, and Related Settlements

Government, class action, and related settlements for the three months ended March 31, 2009 included a $14.9 million reduction in the liability associated with our securities litigation (as discussed in Note 22, Settlements, to the consolidated financial statements accompanying our 2009 Form 10-K) based on the value of our common stock and the associated common stock warrants underlying this settlement. These shares of common stock and associated common stock warrants were issued on September 30, 2009. Government, class action, and related settlements for the first quarter of 2009 also included a net gain of approximately $1.0 million associated with certain settlements and other matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2009 Form 10-K.

Professional Fees—Accounting, Tax, and Legal

Professional fees – accounting, tax, and legal for the three months ended March 31, 2010 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. For the three months ended March 31, 2009, these expenses related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues and income tax return and preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 3, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we have effectively converted $884.0 million of variable rate interest to a fixed rate via interest rate swaps that are not designated as hedges. Because these swaps are not designated as hedges, the line item Interest expense and amortization of debt discounts and fees benefits from lower interest rates. However, lower rates generate increased payments on our interest rate swaps and increase amounts included in the line item Loss on interest rate swaps.

Approximately $2.2 million of the decrease in Interest expense and amortization of debt discounts and fees quarter over quarter was due to a decrease in our average interest rate. Our average interest rate was 7.0% during the first quarter of 2010 compared to an average rate of 7.5% during the first quarter of 2009. The remainder of the decrease was due to lower average borrowings which resulted from debt reductions throughout 2009 (see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K).

Other (Income) Expense

Other (income) expense is primarily comprised of interest income and gains and losses on sales of investments. Other expense for the three months ended March 31, 2009 included a $0.7 million impairment charge associated with our marketable equity securities (see Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying our 2009 Form 10-K).

Loss on Interest Rate Swaps

Our Loss on interest rate swaps in each period represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The net loss recorded in each period presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses.

During the three months ended March 31, 2010 and 2009, we made net cash settlement payments of $11.9 million and $8.5 million, respectively, to our counterparties. For additional information regarding these interest rate swaps, see Note 3, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Income from Continuing Operations Before Income Tax Expense

Our Income from continuing operations before income tax expense (“pre-tax income from continuing operations”) for the three months ended March 31, 2009 included a net gain of $15.9 million associated with Government, class action, and related settlements, as discussed above. Excluding this item, the improvement in pre-tax income from continuing operations quarter over quarter resulted from increased Net operating revenues and effective expense management.

Provision for Income Tax Expense

Our Provision for income tax expense of $2.5 million for the three months ended March 31, 2010 primarily included the following: (1) current income tax expense of $2.1 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $1.2 million for the three months ended March 31, 2009 primarily included the following: (1) current income tax expense of $2.8 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, AMT expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $1.5 million primarily attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit offset by (3) current income tax benefit of $3.1 million attributable to state income tax refunds received, or expected to be received, changes in the amount of unrecognized tax benefits, and an AMT Refundable Tax Credit for 2009.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2010	2009
HealthSouth Corporation:
Net operating revenues	$0.7	$2.9
Costs and expenses	1.2	4.5
Impairments	0.6	-
Loss from discontinued operations	(1.1)	(1.6)
Loss on disposal of assets of discontinued operations	(0.9)	(0.1)
Income tax benefit	0.2	0.1
Loss from discontinued operations, net of tax	$(1.8)	$(1.6)
Other:
Net operating revenues	$0.2	$2.5
Costs and expenses	1.5	3.6
Impairments	-	-
Loss from discontinued operations	(1.3)	(1.1)
Loss on disposal of assets of discontinued operations	-	-
Income tax benefit	-	-
Loss from discontinued operations, net of tax	$(1.3)	$(1.1)
Total:
Net operating revenues	$0.9	$5.4
Costs and expenses	2.7	8.1
Impairments	0.6	-
Loss from discontinued operations	(2.4)	(2.7)
Loss on disposal of assets of discontinued operations	(0.9)	(0.1)
Income tax benefit	0.2	0.1
Loss from discontinued operations, net of tax	$(3.1)	$(2.7)

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of the Dallas Medical Center (closed in October 2008) and our hospital in Baton Rouge, Louisiana (sold in January 2010). During the first quarter of 2010, we recorded an impairment charge of $0.6 million related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals.

Other. Results of discontinued operations in “other” primarily include the results of operations of our former surgery centers, outpatient, and diagnostic divisions. See Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying our 2009 Form 10-K for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. As of March 31, 2010, we had $116.8 million in Cash and cash equivalents. This amount excludes $79.2 million in Restricted cash (including $2.9 million included in Other long-term assets in our condensed consolidated balance sheet accompanying this report) and $14.0 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet accompanying this report). Our restricted assets pertain to obligations we have under partnership agreements and other arrangements, primarily related to our captive insurance company. Cash and cash equivalents increased during the first quarter of 2010 primarily due to strong operational cash flows as a result of increased Net operating revenues, as discussed above, and effective expense management.

As of March 31, 2010, we had all $400 million available to us under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our credit agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided.

We have scheduled principal payments of $16.1 million and $20.8 million in the remainder of 2010 and 2011, respectively, related to long-term debt obligations. We do not face near-term refinancing risk, as our revolving credit facility does not expire until 2012, a portion of our term loan facility does not mature until 2013, with the remainder maturing in 2015, and the majority of our bonds are not due until 2016 and 2020.

Our credit agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of March 31, 2010, we were in compliance with the covenants under our credit agreement. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. Under such circumstances, there is also the potential our lenders would not grant relief to us which, among other things, would depend on the state of the credit markets at that time. However, we believe we have reduced this risk by significantly lowering our senior secured leverage ratio since the inception of our credit agreement.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2009 Form 10-K for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Net cash provided by operating activities	$84.8	$183.1
Net cash used in investing activities	(26.2)	(30.2)
Net cash used in financing activities	(22.7)	(94.4)
Increase in cash and cash equivalents	$35.9	$58.5

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2010 included $6.6 million of state income tax refunds associated with prior periods. Net cash provided by operating activities for the three months ended March 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of approximately $49 million of federal and state income tax refunds related to prior periods. See Note 19, Income Taxes, and Note 22, Settlements, to the consolidated financial statements accompanying our 2009 Form 10-K for additional information. Excluding these amounts, Net cash provided by operating activities increased quarter over quarter due to the increase in Net operating revenues and effective expense management, as discussed above.

Investing activities. Net cash used in investing activities decreased quarter over quarter due to the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana in January 2010.

Financing activities. Net cash used in financing activities decreased quarter over quarter due to a reduction in net debt payments. Net debt payments were $5.4 million in the first quarter of 2010 and resulted from scheduled principal payments on long-term debt. Net debt payments were $82.8 million in the first quarter of 2009. See Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K for additional information related to the 2009 net debt payments.

Adjusted Consolidated EBITDA

Management continues to believe Adjusted Consolidated EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K. These covenants are material terms of the credit agreement, and the credit agreement represents a substantial portion of our capitalization.

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

In general terms, the definition of Adjusted Consolidated EBITDA, per our credit agreement, allows us to add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2009 Form 10-K and Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income and to Net cash provided by operating activities.

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2009 Form 10-K.

Our Adjusted Consolidated EBITDA for the three months ended March 31, 2010 and 2009 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended March 31,
	2010	2009
Net income	$50.5	$53.5
Loss from discontinued operations, net of tax, attributable to HealthSouth	3.1	3.0
Provision for income tax expense	2.5	1.2
Loss on interest rate swaps	4.3	5.0
Interest expense and amortization of debt discounts and fees	30.5	34.4
Loss (gain) on early extinguishment of debt	0.3	(1.8)
Professional fees—accounting, tax, and legal	2.9	4.8
Government, class action, and related settlements	-	(15.9)
Net noncash loss on disposal of assets	-	1.0
Depreciation and amortization	18.3	17.4
Impairment charges, including investments	-	0.7
Stock-based compensation expense	3.8	3.7
Net income attributable to noncontrolling interests	(9.8)	(8.6)
Adjusted Consolidated EBITDA	$106.4	$98.4

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	Three Months Ended March 31,
	2010	2009
Adjusted Consolidated EBITDA	$106.4	$98.4
Provision for doubtful accounts	6.9	7.8
Professional fees—accounting, tax, and legal	(2.9)	(4.8)
Interest expense and amortization of debt discounts and fees	(30.5)	(34.4)
UBS Settlement proceeds, gross	-	100.0
Equity in net income of nonconsolidated affiliates	(2.6)	(2.5)
Net income attributable to noncontrolling interests in continuing operations	9.8	8.3
Amortization of debt discounts and fees	1.7	1.6
Distributions from nonconsolidated affiliates	2.1	1.5
Current portion of income tax (expense) benefit	(2.1)	0.3
Change in assets and liabilities	(0.7)	9.0
Change in government, class action, and related settlements	(0.8)	(1.7)
Other operating cash used in discontinued operations	(2.2)	(0.5)
Other	(0.3)	0.1
Net cash provided by operating activities	$84.8	$183.1

The increase in Adjusted Consolidated EBITDA was due primarily to the increase in Net operating revenues discussed above, as well as effective expense management.

Funding Commitments

We have scheduled principal payments of $16.1 million and $20.8 million in the remainder of 2010 and 2011, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de-novo projects, IT initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2010, we made capital expenditures of $14.0 million. During 2010, we expect to spend approximately $110 million for capital expenditures. Approximately $60 million of this budgeted amount is considered discretionary. Actual amounts spent will be dependent upon our continued strong cash flows from operations, the timing of development projects, and any development opportunities that may present themselves.

For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, of our 2009 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2009 Form 10-K.

Off-Balance Sheet Arrangements

Other than the guarantees discussed below and in Note 4, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, there have been no material changes to the off-balance sheet arrangements described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our 2009 Form 10-K.

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of March 31, 2010, we were secondarily liable for 64 such guarantees. The remaining terms of these guarantees range from one month to 111 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $46.2 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 4, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying our 2009 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to our 2009 Form 10-K.

Since the filing of our 2009 Form 10-K, there have been no material changes to our critical accounting policies.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 8, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended

March 31, 2010:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2010	-	$-	-	-
February 1 through February 28, 2010	70,281	17.45	-	-
March 1 through March 31, 2010	12,364	17.60	-	-
Total	82,645	17.48	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 6.                      Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description
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

3.3
Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009, (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).

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

HEALTHSOUTH Corporation

By:	/s/ Edmund Fay
Edmund Fay
Senior Vice President and Treasurer
(principal financial officer)

Date: May 5, 2010

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

3.3
Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009, (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).

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