Form 10-Q
period 2010-06-30
HEALTHSOUTH CORP
filed 2010-08-05
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 93,455,973 shares of common stock outstanding, net of treasury shares, as of July 29, 2010.

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

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions, Except Per Share Data)

Net operating revenues	$496.9	$481.6	$987.9	$954.5
Operating expenses:
Salaries and benefits	241.6	237.8	483.5	471.1
Other operating expenses	76.6	67.0	143.5	133.9
General and administrative expenses	26.7	24.9	53.0	50.4
Supplies	28.8	28.6	57.1	56.0
Depreciation and amortization	18.7	17.6	37.0	35.0
Occupancy costs	11.4	12.0	23.0	24.0
Provision for doubtful accounts	5.9	9.7	12.8	17.5
Loss on disposal of assets	0.4	1.3	0.4	2.3
Government, class action, and related settlements	-	48.7	-	32.8
Professional fees—accounting, tax, and legal	5.7	(3.3)	8.6	1.5
Total operating expenses	415.8	444.3	818.9	824.5
Loss (gain) on early extinguishment of debt	0.1	(1.3)	0.4	(3.1)
Interest expense and amortization of debt discounts and fees	30.1	31.1	60.6	65.5
Other income	(1.4)	(1.0)	(2.1)	(0.8)
(Gain) loss on interest rate swaps	(0.3)	3.8	4.0	8.8
Equity in net (income) loss of nonconsolidated affiliates	(2.6)	2.7	(5.2)	0.2
Income from continuing operations before income tax
(benefit) expense	55.2	2.0	111.3	59.4
Provision for income tax (benefit) expense	(2.2)	(0.3)	0.3	0.9
Income from continuing operations	57.4	2.3	111.0	58.5
Income (loss) from discontinued operations, net of tax	0.1	1.3	(3.0)	(1.4)
Net income	57.5	3.6	108.0	57.1
Less: Net income attributable to noncontrolling interests	(10.2)	(9.1)	(20.0)	(17.7)
Net income (loss) attributable to HealthSouth	47.3	(5.5)	88.0	39.4
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(13.0)	(13.0)
Net income (loss) attributable to HealthSouth
common shareholders	$40.8	$(12.0)	$75.0	$26.4
Weighted average common shares outstanding:
Basic	92.8	87.6	92.7	87.5
Diluted	108.2	101.5	108.2	101.2
Basic and diluted earnings per common share:
Income (loss) from continuing operations
attributable to HealthSouth common shareholders	$0.44	$(0.15)	$0.84	$0.32
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.00	0.01	(0.03)	(0.02)
Net income (loss) attributable to HealthSouth
common shareholders	$0.44	$(0.14)	$0.81	$0.30
Amounts attributable to HealthSouth common shareholders:
Income (loss) from continuing operations	$47.2	$(6.6)	$91.0	$41.3
Income (loss) from discontinued operations, net of tax	0.1	1.1	(3.0)	(1.9)
Net income (loss) attributable to HealthSouth	$47.3	$(5.5)	$88.0	$39.4

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2010	December 31, 2009
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$172.6	$80.9
Restricted cash	49.7	67.8
Accounts receivable, net of allowance for doubtful accounts of $32.0 in 2010;
$33.1 in 2009	224.8	219.7
Other current assets	56.8	57.6
Total current assets	503.9	426.0
Property and equipment, net	664.5	664.8
Goodwill	423.7	416.4
Intangible assets, net	35.5	37.4
Investments in and advances to nonconsolidated affiliates	31.0	29.3
Other long-term assets	97.5	107.6
Total assets	$1,756.1	$1,681.5
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$21.5	$21.5
Accounts payable	47.3	50.2
Accrued expenses and other current liabilities	322.6	319.5
Total current liabilities	391.4	391.2
Long-term debt, net of current portion	1,633.0	1,641.0
Other long-term liabilities	161.6	159.5
	2,186.0	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 97,624,393 in 2010; 97,238,725 in 2009	1.0	1.0
Capital in excess of par value	2,877.6	2,879.9
Accumulated deficit	(3,629.4)	(3,717.4)
Accumulated other comprehensive loss	(4.0)	-
Treasury stock, at cost (4,166,756 shares in 2010 and 3,957,047
shares in 2009)	(141.5)	(137.5)
Total HealthSouth shareholders’ deficit	(896.3)	(974.0)
Noncontrolling interests	79.0	76.4
Total shareholders' deficit	(817.3)	(897.6)
Total liabilities and shareholders’ deficit	$1,756.1	$1,681.5

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In Millions)
COMPREHENSIVE INCOME
Net income	$57.5	$3.6	$108.0	$57.1
Other comprehensive (loss) income, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain arising during the period	-	1.7	0.6	0.1
Reclassifications to net income	-	-	(1.3)	1.6
Net change in unrealized (loss) gain on forward-starting interest rate swaps:
Unrealized net holding (loss) gain arising during the period	(2.6)	2.7	(4.7)	2.0
Other comprehensive (loss) income before income taxes	(2.6)	4.4	(5.4)	3.7
Provision for income tax benefit related to other comprehensive
(loss) income items	1.4	-	1.4	-
Other comprehensive (loss) income, net of tax	(1.2)	4.4	(4.0)	3.7
Comprehensive income	56.3	8.0	104.0	60.8
Comprehensive income attributable to noncontrolling interests	(10.2)	(9.1)	(20.0)	(17.7)
Comprehensive income (loss) attributable to HealthSouth	$46.1	$(1.1)	$84.0	$43.1

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	Six Months Ended June 30, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	88.0	-	-	20.0	108.0	$108.0
Other comprehensive loss, net of tax	-	-	-	-	(4.0)	-	-	(4.0)	(4.0)
Comprehensive income									$104.0
Forfeiture of restricted stock	(0.1)	-	2.5	-	-	(2.5)	-	-
Receipt of treasury stock	(0.1)	-	-	-	-	(1.5)	-	(1.5)
Dividends declared on convertible
perpetual preferred stock	-	-	(13.0)	-	-	-	-	(13.0)
Stock-based compensation	-	-	7.8	-	-	-	-	7.8
Distributions declared	-	-	-	-	-	-	(17.0)	(17.0)
Other	0.4	-	0.4	-	-	-	(0.4)	-
Balance at end of period	93.5	$1.0	$2,877.6	$(3,629.4)	$(4.0)	$(141.5)	$79.0	$(817.3)

	Six Months Ended June 30, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	-	-	-	39.4	-	-	17.7	57.1	$57.1
Other comprehensive income, net of tax	-	-	-	-	3.7	-	-	3.7	3.7
Comprehensive income									$60.8
Dividends declared on convertible
perpetual preferred stock	-	-	(13.0)	-	-	-	-	(13.0)
Stock-based compensation	-	-	6.6	-	-	-	-	6.6
Distributions declared	-	-	-	-	-	-	(15.7)	(15.7)
Other	0.3	-	0.1	-	-	(0.6)	(1.3)	(1.8)
Balance at end of period	88.3	$1.0	$2,950.2	$(3,772.8)	$0.5	$(312.1)	$82.9	$(1,050.3)

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In Millions)
Cash flows from operating activities:
Net income	$108.0	$57.1
Loss from discontinued operations	3.0	1.4
Adjustments to reconcile net income to net cash provided by
operating activities—
Provision for doubtful accounts	12.8	17.5
Provision for government, class action, and related settlements	-	32.8
UBS Settlement proceeds, gross	-	100.0
Depreciation and amortization	37.0	35.0
Loss on interest rate swaps	4.0	8.8
Equity in net (income) loss of nonconsolidated affiliates	(5.2)	0.2
Distributions from nonconsolidated affiliates	3.3	3.9
Stock-based compensation	7.8	6.6
Deferred tax provision	2.1	1.9
Other	2.7	3.1
(Increase) decrease in assets—
Accounts receivable	(17.9)	(25.8)
Other assets	(5.8)	(0.7)
Income tax refund receivable	4.3	45.4
(Decrease) increase in liabilities—
Accounts payable	(2.8)	2.2
Accrued fees and expenses for derivative plaintiffs' attorneys in
UBS Settlement	-	(26.2)
Other liabilities	24.4	(18.3)
Government, class action, and related settlements	(0.8)	(8.7)
Net cash used in operating activities of discontinued operations	(4.2)	(7.0)
Total adjustments	61.7	170.7
Net cash provided by operating activities	172.7	229.2

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(29.9)	(34.4)
Acquisition of a business, net of cash acquired	(9.9)	-
Proceeds from sale of restricted investments	10.0	1.6
Purchase of restricted investments	(13.3)	(1.6)
Net change in restricted cash	18.1	(15.7)
Net settlements on interest rate swaps	(23.1)	(19.1)
Net investment in interest rate swap	-	(6.4)
Other	(0.1)	(0.8)
Net cash provided by (used in) investing activities of discontinued
operations	8.5	(1.4)
Net cash used in investing activities	(39.7)	(77.8)

Cash flows from financing activities:
Principal payments on debt, including pre-payments	(3.8)	(60.9)
Borrowings on revolving credit facility	-	10.0
Payments on revolving credit facility	-	(50.0)
Principal payments under capital lease obligations	(7.2)	(6.6)
Dividends paid on convertible perpetual preferred stock	(13.0)	(13.0)
Distributions paid to noncontrolling interests of
consolidated affiliates	(18.3)	(15.8)
Other	0.9	0.7
Net cash provided by financing activities of discontinued operations	-	1.8
Net cash used in financing activities	(41.4)	(133.8)

Increase in cash and cash equivalents	91.6	17.6
Cash and cash equivalents at beginning of period	80.9	32.1
Cash and cash equivalents of facilities held for sale
at beginning of period	0.1	0.1
Less: Cash and cash equivalents of facilities held for
sale at end of period	-	-
Cash and cash equivalents at end of period	$172.6	$49.8

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

Business Combinations—

On June 1, 2010, we completed the acquisition of Desert Canyon Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada. We accounted for this acquisition under the purchase method of accounting and reported the results of operations of the acquired hospital from the date of acquisition. As a result of this transaction, Goodwill increased by $7.3 million. We have not prepared pro forma financial information as the results of operations of this acquired business and its assets are not material on a consolidated basis.

Long-term Debt—

As discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K, our credit agreement includes a $100 million synthetic letter of credit facility. During the six months ended June 30, 2010, we permanently reduced this facility by $40 million to $60 million. As of June 30, 2010, $52.9 million were utilized under the synthetic letter of credit facility. These letters are being used in the ordinary course of business primarily to secure workers’ compensation and other insurance coverages.

Stock-Based Compensation—

In February 2010, we granted 0.9 million of restricted stock awards to members of our management team and our board of directors. Approximately 0.1 million of the awards granted are restricted stock units that vest upon grant. The remaining awards are shares of restricted stock that contain a service and either a performance or market condition. For these awards, the number of shares that will ultimately be issued to employees may vary based on the Company’s performance during the applicable performance measurement period. Additionally, we granted 0.2 million stock options to members of our management team. The fair value of these awards and options were determined using the policies described in the 2009 Form 10-K.

Out-of-Period Adjustments—

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(income) loss of nonconsolidated affiliates, which resulted in an understatement of both our Income from continuing operations before income tax (benefit) expense and our Net income of approximately $4.9 million and $4.5 million for the three and six months ended June 30, 2009, respectively. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Accrued expenses and other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the condensed consolidated financial statements as of December 31, 2009 and for the three and six months ended June 30, 2009 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Recent Accounting Pronouncements—

Since the filing of the 2009 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of June 30, 2010 represents our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net operating revenues	$20.2	$18.1	$40.3	$35.5
Operating expenses	(13.1)	(11.7)	(26.0)	(23.4)
Income from continuing operations, net of tax	5.5	5.3	11.8	10.3
Net income	5.5	5.3	11.8	10.3

3.           Derivative Instruments

Interest Rate Swaps Not Designated as Hedging Instruments—

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR, which was 0.5% at June 10, 2010, which was the most recent interest rate set date. The termination date of this swap is March 10, 2011. The fair market value of this swap as of June 30, 2010 and December 31, 2009 was ($33.5) million and ($54.8) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and are made quarterly on the same settlement schedule as the $984.0 million interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

$6.4 million. The fair market value of this swap as of June 30, 2010 was $3.4 million and is included in Other current assets in our condensed consolidated balance sheet. The fair market value of this swap as of December 31, 2009 was $5.6 million. Of this amount, $4.7 million is included in Other current assets with the remainder included in Other long-term assets in our condensed consolidated balance sheet.

These interest rate swaps are not designated as hedges. Therefore, changes in the fair value of these interest rate swaps are included in current-period earnings as (Gain) loss on interest rate swaps.

During the three and six months ended June 30, 2010, we made net cash settlement payments of $11.2 million and $23.1 million, respectively, to our counterparties. During the three and six months ended June 30, 2009, we made net cash settlement payments of $10.6 million and $19.1 million, respectively, to our counterparties. Net settlement payments or receipts on these swaps are included in the line item (Gain) loss on interest rate swaps in our condensed consolidated statements of operations.

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges—

In December 2008, we entered into a $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our term loan facility. Under this swap agreement, we will pay a fixed rate of 2.6% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is December 12, 2012. The fair market value of this swap as of June 30, 2010 and December 31, 2009 was ($2.2) million and $0.4 million, respectively, and is included in Accrued expenses and other current liabilities and Other long-term assets, respectively, in our condensed consolidated balance sheets.

In March 2009, we entered into an additional $100 million forward-starting interest rate swap as a cash flow hedge of future interest payments on our term loan facility. Under this swap agreement, we will pay a fixed rate of 2.9% while the counterparty will pay a floating rate based on 3-month LIBOR. Net settlements will commence on June 10, 2011. The termination date of this swap is September 12, 2012. The fair market value of this swap as of June 30, 2010 and December 31, 2009 was ($2.5) million and ($0.3) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

Both forward-starting swaps are designated as cash flow hedges and are accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K. The effective portion of changes in the fair value of these cash flow hedges is deferred as a component of other comprehensive income and is reclassified into earnings as part of interest expense in the same period in which the forecasted transaction impacts earnings.

See Note 9, Derivative Instruments, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information related to these interest rate swaps. See also Note 5, Fair Value Measurements.

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

As of June 30, 2010, we were secondarily liable for 58 such guarantees. The remaining terms of these guarantees ranged from one month to 108 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $42.7 million.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. These guarantees are not secured by any assets under the agreements.

As of June 30, 2010, we have been notified by one lessor regarding our former diagnostic division’s failure to perform under one equipment lease. As a result, we have recorded a charge of $0.6 million as part of discontinued operations and excluded this guarantee from the above amounts.

5.           Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
June 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Restricted marketable securities	$1.0	$-	$1.0	$-	M
June 2009 trading swap	3.4	-	3.4	-	I
Other long-term assets:
Restricted marketable securities	24.0	-	24.0	-	M
Accrued expenses and other current
liabilities:
March 2006 trading swap	(33.5)	-	(33.5)	-	I
December 2008 forward-starting swap	(2.2)	-	(2.2)	-	I
March 2009 forward-starting swap	(2.5)	-	(2.5)	-	I

December 31, 2009
Other current assets:
Restricted marketable securities	$2.7	$1.8	$0.9	$-	M
June 2009 trading swap	4.7	-	4.7	-	I
Other long-term assets:
Restricted marketable securities	18.3	-	18.3	-	M
December 2008 forward-starting swap	0.4	-	0.4	-	I
June 2009 trading swap	0.9	-	0.9	-	I
Accrued expenses and other current
liabilities:
March 2006 trading swap	(54.8)	-	(54.8)	-	I
March 2009 forward-starting swap	(0.3)	-	(0.3)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

		Fair Value Measurements at Reporting
		Date Using			Total Losses
	Net Carrying Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Other long-term assets:
Assets held for sale	$14.2	$-	$14.2	$-	$(0.5)	$(0.5)

During the three and six months ended June 30, 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the first quarter of 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals.

The above losses incurred in 2009 represented our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets. These losses are included in Loss on disposal of assets in our condensed consolidated statements of operations for the three and six months ended June 30, 2009.

The carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$(33.5)	$(33.5)	$(54.8)	$(54.8)
December 2008 forward-starting swap	(2.2)	(2.2)	0.4	0.4
March 2009 forward-starting swap	(2.5)	(2.5)	(0.3)	(0.3)
June 2009 trading swap	3.4	3.4	5.6	5.6
Long-term debt:
Term Loan Facility	747.5	725.7	751.3	714.5
10.75% Senior Notes due 2016	495.2	540.0	494.9	542.5
8.125% Senior Notes due 2020	285.3	285.3	285.2	284.7
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	28.0	28.0	28.0	28.0
Financial commitments:
Letters of credit	-	52.9	-	95.2

6.           Income Taxes:

Our Provision for income tax benefit of $2.2 million for the three months ended June 30, 2010 includes the following: (1) current income tax expense of $3.0 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $6.9 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $1.7 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $0.3 million for the six months ended June 30, 2010 includes the following: (1) current income tax expense of $6.0 million primarily attributable to state income tax expense of

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, AMT expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $7.8 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $2.1 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2029. We maintain a valuation allowance against our net deferred tax assets, including substantially all of these NOLs. No valuation allowance has been provided on deferred tax assets attributable to subsidiaries not included within the federal consolidated group.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, and the availability of prudent tax planning strategies are important considerations in our assessment. At this time, management continues to believe it is more-likely-than-not we will not realize a portion of our deferred tax assets. Adjustments to the valuation allowance may be made in future periods if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable. As of June 30, 2010, our valuation allowance approximated $888 million.

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

Our Provision for income tax benefit of $0.3 million for the three months ended June 30, 2009 includes the following: (1) net current income tax benefit of $0.7 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets. Our Provision for income tax expense of $0.9 million for the six months ended June 30, 2009 includes the following: (1) net current income tax benefit of $1.0 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $1.9 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit.

Total remaining gross unrecognized tax benefits were $50.9 million as of December 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2009 was $1.9 million. Gross unrecognized tax benefits decreased during the three and six months ended June 30, 2010 due primarily to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims. Total remaining gross unrecognized tax benefits were $45.4 million as of June 30, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of June 30, 2010 was $1.0 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2010, we recorded $1.7 million and $1.8 million, respectively, of net interest income as part of our income tax provision. For the three and six months ended June 30, 2009, we recorded $1.3 million and $1.4 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $0.2 million and $0.3 million as of June 30, 2010 and December 31, 2009, respectively.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$57.4	$2.3	$111.0	$58.5
Less: Net income attributable to noncontrolling
interests included in continuing operations	(10.2)	(8.9)	(20.0)	(17.2)
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(13.0)	(13.0)
Income (loss) from continuing operations attributable
to HealthSouth common shareholders	40.7	(13.1)	78.0	28.3
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.1	1.1	(3.0)	(1.9)
Net income (loss) attributable to HealthSouth
common shareholders	$40.8	$(12.0)	$75.0	$26.4

Denominator:
Basic weighted average common shares outstanding	92.8	87.6	92.7	87.5
Diluted weighted average common shares outstanding	108.2	101.5	108.2	101.2

Basic and diluted earnings per common share:
Income (loss) from continuing operations attributable to
HealthSouth common shareholders	$0.44	$(0.15)	$0.84	$0.32
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.00	0.01	(0.03)	(0.02)
Net income (loss) attributable to
HealthSouth common shareholders	$0.44	$(0.14)	$0.81	$0.30

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended June 30, 2010 and 2009, the number of potential shares approximated 15.4 million and 13.9 million, respectively. For the six months ended June 30, 2010 and 2009, the number of potential shares approximated 15.5 million and 13.7 million, respectively. For the three and six months ended June 30, 2010 and 2009, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three months ended June 30, 2010, basic and diluted earnings per common share amounts are the same due to rounding. For the three months ended June 30, 2009, including these potential common shares in the denominator resulted in an antidilutive per share amount due to our Loss from continuing operations attributable to HealthSouth common shareholders. For the six months ended June 30, 2010 and 2009, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share amounts are the same for all periods presented.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Options to purchase 2.0 million shares and 2.6 million shares of common stock were outstanding as of June 30, 2010 and 2009, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

See Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

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

Securities Litigation—

See Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying the 2009 Form 10-K, for a discussion of the settlement entered into with the lead plaintiffs in certain securities actions.

On November 24, 2004, an individual securities fraud action captioned Burke v. HealthSouth Corp., et al., 04-B-2451 (OES), was filed in the United States District Court of Colorado against us, some of our former directors and officers, and our former auditor. The complaint makes allegations similar to those in the Consolidated Securities Action, as defined in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying the 2009 Form 10-K, and asserts claims under the federal securities laws and Colorado state law based on the plaintiff’s alleged receipt of unexercised options and the plaintiff’s open-market purchases of our stock. By order dated May 3, 2005, the action was transferred to the United States District Court for the Northern District of Alabama, where it was consolidated on the same docket with the Consolidated Securities Action. The plaintiff in this case has neither opted out of nor filed a timely claim in the Consolidated Securities Action settlement discussed in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying the 2009 Form 10-K. Although the deadline for opting out in the Consolidated Securities Action has passed, if the plaintiff attempts to resume the Burke action, we will continue to vigorously defend ourselves. However, based on the stage of litigation and lack of action on the part of the plaintiff, we are unable to determine whether this case will continue or, if it does, whether any resultant liability would have a material adverse effect on our financial position, results of operations, or cash flows.

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

On January 13, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. On May 8, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and Capstone to settle the claims against Capstone in the Tucker litigation. On June 18, 2009, the court found Mr. Scrushy liable for, and awarded us, $2.9 billion in damages as a result of breaches of fiduciary duty and fraud he perpetrated from 1996 to 2003. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

court’s decision. No assurances can be given as to whether or when any amounts will be received from Mr. Scrushy, nor can we provide any assurances as to the collectability of any amounts owed from Mr. Scrushy. Therefore, no amounts related to this award are included in our condensed consolidated financial statements. The Tucker derivative litigation and the related settlements to date are more fully described in Note 22, Settlements, to the consolidated financial statements accompanying the 2009 Form 10-K.

The settlements with UBS Securities and Capstone do not release our claims against any other defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action described in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying the 2009 Form 10-K by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

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

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties have submitted their briefs to the Supreme Court of Alabama, which has not indicated the timing of a hearing, if any, or decision. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy. In that same case, on August 26, 2009, Mr. Scrushy’s wife, Leslie Scrushy, filed a counterclaim against the plaintiffs and HealthSouth seeking a declaration that certain personal property belongs to her or her children and not to Mr. Scrushy. HealthSouth filed an answer in this case on September 24, 2009, denying Mrs. Scrushy’s entitlement to the relief she seeks. While these proceedings continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. We do not anticipate that any material amount of his assets, or the proceeds from their sale, will be distributed to us or any other party until the final disposition of Mr. Scrushy’s appeal of the verdict. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 45% of any amounts collected.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical directorservices to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in the amount of $376 million (the “Consent Judgment”) in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine. We were not a party to the Michigan Action or the settlement negotiated by Meadowbrook. The settlement agreement, which was the basis for the Consent Judgment, provided that Meadowbrook would pay only $0.3 million to General Medicine to settle the Michigan Action. The settlement agreement further provided that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from us.

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

In the Michigan Action, we filed a motion on October 17, 2008 asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. In its order setting aside the Consent Judgment, the court directed General Medicine and Horizon/CMS to confer with each other and the court’s case manager to determine what further proceedings are appropriate in the Michigan Action. On June 17, 2009, Horizon/CMS filed a motion for clarification requesting the court rule that Horizon/CMS has fully complied with its obligations under the settlement agreement and is therefore not required to participate in any further proceedings. On July 21, 2009, General Medicine filed a motion to compel Horizon/CMS to enter into a new consent judgment in favor of General Medicine. On February 25, 2010, the court granted Horizon/CMS’s motion, denied General Medicine’s motion, and ruled that no further proceedings were necessary in the litigation. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. On March 25, 2010, we moved to intervene in General Medicine’s appeal, and on March 26, 2010, we moved to dismiss a portion of General Medicine’s appeal as untimely. On July 9, 2010, the Court of Appeals granted our motion to intervene but denied our motion to dismiss “at this time” on grounds that our argument is “inextricably intertwined” with the merits of General Medicine’s appeal. Accordingly, we intend to reassert this argument in our principal brief which will be due on September 21, 2010.

Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

United HealthCare Services Litigation—

On March 19, 2009, United HealthCare Services, Inc. and certain affiliates filed an initial arbitration demand with the AAA against us relating to disputes over therapy service claims paid from 1997 through 2003. United alleges that during that period we submitted fraudulent claims, or claims otherwise in breach of various provider agreements, for reimbursement of therapy services for patients insured under plans provided or administered by United. United initially requested an accounting and seeks compensatory damages in excess of $10 million, punitive damages, interest, and attorneys’ fees.

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

On May 16, 2009, United filed with the AAA panel an amended arbitration demand adding certain Select Medical Corporation subsidiaries as named respondents, which, with one exception, are successors to HealthSouth entities that signed one or more of the provider agreements at issue in United’s demand. Pursuant to the Stock Purchase Agreement between us and Select, we are obligated to defend and indemnify Select and its affiliates named in United’s amended arbitration demand. See Note 18, Assets Held for Sale and Results of Discontinued Operations, and the “Other Matters” section of Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2009 Form 10-K. On June 11, 2009, answers were filed with the AAA panel on behalf of all HealthSouth and Select respondents. These answers reiterated the denials, defenses, jurisdictional objections and challenges, and counterclaims previously asserted in our initial answer. The Select entities did not assert any counterclaims. On March 10, 2010, the AAA panel directed United to file separate demands with respect to each separate provider agreement at issue. On April 7, 2010, United filed 18 separate amended demands, each alleging between $0.5 million and $1.0 million in damages under various different provider agreements for a combined total of $13.0 million in damages alleged. United, however, dropped all claims for punitive damages against us that were previously sought in the initial arbitration demands. On May 14, 2010, we filed our answers, objections, and counterclaims to United’s amended demands. In response to our filing, the AAA panel determined that five of United’s amended demands were deficient on their face and could not be arbitrated by the AAA panel. Accordingly, there are now 13 separate amended arbitration demands under various different provider agreements seeking a combined total of $9.5 million in damages. On June 21, 2010, United filed its answers generally denying our counterclaims asserted in each of the amended arbitration demands. Each amended demand will be arbitrated separately before an AAA panel in the jurisdiction specified in the related provider agreement. We will continue to contest AAA’s jurisdiction over all of United’s claims before arbitrating the merits of United’s disputes.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

We intend to vigorously defend ourselves in each of the arbitration hearings and prosecute our counterclaims against United. Although we continue to believe in the merit of our claims and counterclaims and the lack of merit in United’s, we have recorded an estimate of this potential liability as of June 30, 2010 and December 31, 2009, as this claim relates primarily to our former outpatient division. We consider this estimate to be adequate for these liability risks. However, there can be no assurance the ultimate liability, if any, will not exceed our estimate.

Other Litigation—

We have been named as a defendant in a lawsuit filed March 28, 2003 by individuals in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs sought compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes. The plaintiffs are subject to the Consolidated Securities Action settlement discussed in Note 22, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying the 2009 Form 10-K, and thereby foreclosed from pursuing these state court actions based on purchases made during the class period unless they opted out of that settlement. The Nichols lawsuit asserts claims on behalf of a number of plaintiffs, all but three of whom opted out of the settlement. John Kapoor, who claimed to have purchased over 900,000 shares of stock, attempted to opt-out, but his attempt was deemed invalid by the court. Mr. Kapoor has not challenged this determination. The remaining Nichols plaintiffs that opted out of the settlement claimed losses of approximately $5.4 million. The Nichols lawsuit is currently stayed in the Circuit Court. On January 12, 2009, the plaintiffs in the case filed a motion to lift the stay which the court subsequently denied. We intend to vigorously defend ourselves in these cases. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of these cases.

We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. We intend to appeal this verdict and vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet as of June 30, 2010 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the Office of Inspector General of the United States Department of Health and Human Services relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 22, Settlements, “Medicare Program Settlement - The 2004 Civil DOJ Settlement” and “Medicare Program Settlement - The December 2004 Corporate Integrity Agreement” to the consolidated financial statements accompanying the 2009 Form 10-K.

We are undergoing an audit of unclaimed property which is being conducted by Kelmar Associates, LLC for three states for the years 1996 through 2005. We do not have sufficient information from the auditors to date to estimate any obligation that may result from this audit.

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2009 Form 10-K) following their closing. These include indemnification obligations, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.

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

As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K, the terms of our credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2009 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$20.1	$346.9	$140.1	$(10.2)	$496.9
Operating expenses:
Salaries and benefits	12.7	164.3	67.7	(3.1)	241.6
Other operating expenses	4.5	49.8	26.7	(4.4)	76.6
General and administrative expenses	26.7	-	-	-	26.7
Supplies	1.6	19.8	7.4	-	28.8
Depreciation and amortization	2.8	12.2	3.7	-	18.7
Occupancy costs	0.8	8.7	4.5	(2.6)	11.4
Provision for doubtful accounts	0.5	4.3	1.1	-	5.9
Loss on disposal of assets	-	0.3	0.1	-	0.4
Professional fees—accounting,
tax, and legal	5.7	-	-	-	5.7
Total operating expenses	55.3	259.4	111.2	(10.1)	415.8
Loss on early extinguishment of debt	0.1	-	-	-	0.1
Interest expense and amortization of
debt discounts and fees	27.7	2.2	0.9	(0.7)	30.1
Other income	(0.3)	(0.1)	(1.7)	0.7	(1.4)
Gain on interest rate swaps	(0.3)	-	-	-	(0.3)
Equity in net income of nonconsolidated
affiliates	(0.5)	(2.0)	(0.1)	-	(2.6)
Equity in net income of consolidated
affiliates	(44.0)	(2.4)	(1.0)	47.4	-
Management fees	(22.5)	17.3	5.2	-	-
Income from continuing
operations before income tax
(benefit) expense	4.6	72.5	25.6	(47.5)	55.2
Provision for income tax (benefit)
expense	(42.2)	33.1	6.9	-	(2.2)
Income from continuing
operations	46.8	39.4	18.7	(47.5)	57.4
Income (loss) from discontinued
operations, net of tax	0.5	(0.2)	(0.2)	-	0.1
Net income	47.3	39.2	18.5	(47.5)	57.5
Less: Net income attributable to
noncontrolling interests	-	-	(10.2)	-	(10.2)
Net income attributable
to HealthSouth	$47.3	$39.2	$8.3	$(47.5)	$47.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.8	$333.9	$137.1	$(9.2)	$481.6
Operating expenses:
Salaries and benefits	11.5	162.4	67.0	(3.1)	237.8
Other operating expenses	4.6	45.0	21.2	(3.8)	67.0
General and administrative expenses	24.9	-	-	-	24.9
Supplies	1.7	19.4	7.5	-	28.6
Depreciation and amortization	2.2	11.5	3.9	-	17.6
Occupancy costs	1.0	8.9	4.4	(2.3)	12.0
Provision for doubtful accounts	0.7	6.8	2.2	-	9.7
Loss on disposal of assets	-	1.3	-	-	1.3
Government, class action, and
related settlements	48.7	-	-	-	48.7
Professional fees—accounting,
tax, and legal	(3.3)	-	-	-	(3.3)
Total operating expenses	92.0	255.3	106.2	(9.2)	444.3
Gain on early extinguishment of debt	(1.3)	-	-	-	(1.3)
Interest expense and amortization of
debt discounts and fees	28.8	1.9	0.9	(0.5)	31.1
Other income	(0.3)	(0.1)	(1.1)	0.5	(1.0)
Loss on interest rate swaps	3.8	-	-	-	3.8
Equity in net (income) loss of
nonconsolidated affiliates	(0.3)	3.1	(0.1)	-	2.7
Equity in net income of consolidated
affiliates	(39.7)	(4.8)	(1.0)	45.5	-
Management fees	(21.3)	16.6	4.7	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(41.9)	61.9	27.5	(45.5)	2.0
Provision for income tax (benefit)
expense	(36.2)	28.5	7.4	-	(0.3)
(Loss) income from continuing
operations	(5.7)	33.4	20.1	(45.5)	2.3
Income (loss) from discontinued
operations	0.2	(0.4)	1.5	-	1.3
Net (loss) income	(5.5)	33.0	21.6	(45.5)	3.6
Less: Net income attributable to
noncontrolling interests	-	(0.2)	(8.9)	-	(9.1)
Net (loss) income
attributable to
HealthSouth	$(5.5)	$32.8	$12.7	$(45.5)	$(5.5)

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$40.9	$688.3	$278.9	$(20.2)	$987.9
Operating expenses:
Salaries and benefits	26.0	328.4	135.3	(6.2)	483.5
Other operating expenses	9.3	95.4	47.6	(8.8)	143.5
General and administrative expenses	53.0	-	-	-	53.0
Supplies	3.2	39.2	14.7	-	57.1
Depreciation and amortization	5.4	24.3	7.3	-	37.0
Occupancy costs	1.9	17.3	8.9	(5.1)	23.0
Provision for doubtful accounts	0.9	9.0	2.9	-	12.8
Loss on disposal of assets	-	0.4	-	-	0.4
Professional fees—accounting,
tax, and legal	8.6	-	-	-	8.6
Total operating expenses	108.3	514.0	216.7	(20.1)	818.9
Loss on early extinguishment
of debt	0.4	-	-	-	0.4
Interest expense and amortization of
debt discounts and fees	55.8	4.4	1.6	(1.2)	60.6
Other income	(0.5)	(0.1)	(2.7)	1.2	(2.1)
Loss on interest rate swaps	4.0	-	-	-	4.0
Equity in net income of nonconsolidated
affiliates	(1.2)	(3.9)	(0.1)	-	(5.2)
Equity in net income of consolidated
affiliates	(91.4)	(4.2)	(1.8)	97.4	-
Management fees	(44.0)	34.1	9.9	-	-
Income from continuing
operations before income tax
(benefit) expense	9.5	144.0	55.3	(97.5)	111.3
Provision for income tax (benefit)
expense	(80.0)	65.6	14.7	-	0.3
Income from continuing operations	89.5	78.4	40.6	(97.5)	111.0
Loss from discontinued
operations, net of tax	(1.5)	(0.8)	(0.8)	0.1	(3.0)
Net income	88.0	77.6	39.8	(97.4)	108.0
Less: Net income attributable to
noncontrolling interests	-	-	(20.0)	-	(20.0)
Net income attributable
to HealthSouth	$88.0	$77.6	$19.8	$(97.4)	$88.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$38.8	$666.4	$267.6	$(18.3)	$954.5
Operating expenses:
Salaries and benefits	25.2	320.6	131.5	(6.2)	471.1
Other operating expenses	8.9	90.8	41.7	(7.5)	133.9
General and administrative expenses	50.4	-	-	-	50.4
Supplies	3.2	38.2	14.6	-	56.0
Depreciation and amortization	4.3	23.0	7.7	-	35.0
Occupancy costs	2.1	17.8	8.7	(4.6)	24.0
Provision for doubtful accounts	1.3	11.8	4.4	-	17.5
Loss on disposal of assets	-	2.2	0.1	-	2.3
Government, class action, and
related settlements	32.8	-	-	-	32.8
Professional fees—accounting,
tax, and legal	1.5	-	-	-	1.5
Total operating expenses	129.7	504.4	208.7	(18.3)	824.5
Gain on early extinguishment of debt	(3.1)	-	-	-	(3.1)
Interest expense and amortization of
debt discounts and fees	60.9	4.1	1.6	(1.1)	65.5
Other income	(0.3)	(0.2)	(1.4)	1.1	(0.8)
Loss on interest rate swaps	8.8	-	-	-	8.8
Equity in net (income) loss of nonconsolidated
affiliates	(0.9)	1.3	(0.2)	-	0.2
Equity in net income of consolidated
affiliates	(83.8)	(6.4)	(1.8)	92.0	-
Management fees	(42.2)	32.9	9.3	-	-
(Loss) income from continuing operations
before income tax (benefit) expense	(30.3)	130.3	51.4	(92.0)	59.4
Provision for income tax (benefit)
expense	(72.2)	59.4	13.7	-	0.9
Income from continuing
operations	41.9	70.9	37.7	(92.0)	58.5
(Loss) income from discontinued
operations, net of tax	(2.5)	-	1.1	-	(1.4)
Net income	39.4	70.9	38.8	(92.0)	57.1
Less: Net income attributable to
noncontrolling interests	-	(0.3)	(17.4)	-	(17.7)
Net income attributable
to HealthSouth	$39.4	$70.6	$21.4	$(92.0)	$39.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$170.4	$-	$2.2	$-	$172.6
Restricted cash	1.3	-	48.4	-	49.7
Accounts receivable, net	9.8	155.3	59.7	-	224.8
Other current assets	49.2	62.2	63.4	(118.0)	56.8
Total current assets	230.7	217.5	173.7	(118.0)	503.9
Property and equipment, net	38.2	474.8	151.5	-	664.5
Goodwill	-	271.9	151.8	-	423.7
Intangible assets, net	0.4	28.7	6.4	-	35.5
Investments in and advances to
nonconsolidated affiliates	2.5	24.7	3.8	-	31.0
Other long-term assets	59.7	208.4	71.1	(241.7)	97.5
Intercompany receivable	1,022.6	-	-	(1,022.6)	-
Total assets	$1,354.1	$1,226.0	$558.3	$(1,382.3)	$1,756.1
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$9.5	$9.9	$2.1	$-	$21.5
Accounts payable	11.3	23.1	12.9	-	47.3
Accrued expenses and other current
liabilities	217.5	58.4	63.4	(16.7)	322.6
Total current liabilities	238.3	91.4	78.4	(16.7)	391.4
Long-term debt, net of current portion	1,546.8	81.5	27.7	(23.0)	1,633.0
Other long-term liabilities	77.9	11.2	87.0	(14.5)	161.6
Intercompany payable	-	278.7	1,279.0	(1,557.7)	-
	1,863.0	462.8	1,472.1	(1,611.9)	2,186.0
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders’ (deficit) equity
HealthSouth shareholders' (deficit)
equity	(896.3)	763.2	(992.8)	229.6	(896.3)
Noncontrolling interests	-	-	79.0	-	79.0
Total shareholders' (deficit) equity	(896.3)	763.2	(913.8)	229.6	(817.3)
Total liabilities and
shareholders’
(deficit) equity	$1,354.1	$1,226.0	$558.3	$(1,382.3)	$1,756.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current asset:
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
Liabilities and Shareholders' (Deficit) Equity
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$65.8	$133.3	$72.7	$(99.1)	$172.7
Cash flows from investing activities:
Capital expenditures	(3.5)	(15.6)	(10.8)	-	(29.9)
Acquisition of a business, net of cash acquired	-	(9.9)	-	-	(9.9)
Proceeds from sale of restricted
investments	-	-	10.0	-	10.0
Purchase of restricted investments	-	-	(13.3)	-	(13.3)
Net change in restricted cash	1.0	-	17.1	-	18.1
Net settlements on interest rate swaps	(23.1)	-	-	-	(23.1)
Other	-	(0.1)	-	-	(0.1)
Net cash provided by investing activities
of discontinued operations	-	-	8.5	-	8.5
Net cash (used in) provided by
investing activities	(25.6)	(25.6)	11.5	-	(39.7)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(5.8)	-	-	2.0	(3.8)
Principal payments under capital lease
obligations	(1.1)	(5.1)	(1.0)	-	(7.2)
Dividends paid on convertible perpetual
preferred stock	(13.0)	-	-	-	(13.0)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(18.3)	-	(18.3)
Other	0.3	-	0.6	-	0.9
Change in intercompany advances	73.6	(104.4)	(66.3)	97.1	-
Net cash provided by (used in)
financing activities	54.0	(109.5)	(85.0)	99.1	(41.4)
Increase (decrease) in cash and cash
equivalents	94.2	(1.8)	(0.8)	-	91.6
Cash and cash equivalents at
beginning of period	76.2	1.8	2.9	-	80.9
Cash and cash equivalents of facilities
held for sale at beginning of period	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale at end of
period	-	-	-	-	-
Cash and cash equivalents at end of
period	$170.4	$-	$2.2	$-	$172.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$137.0	$130.4	$56.8	$(95.0)	$229.2
Cash flows from investing activities:
Capital expenditures	(4.5)	(25.3)	(4.6)	-	(34.4)
Proceeds from sale of restricted
investments	-	-	1.6	-	1.6
Purchase of restricted investments	-	-	(1.6)	-	(1.6)
Net change in restricted cash	(0.5)	-	(15.2)	-	(15.7)
Net settlements on interest rate swaps	(19.1)	-	-	-	(19.1)
Net investment in interest rate swap	(6.4)	-	-	-	(6.4)
Other	-	0.8	(1.6)	-	(0.8)
Net cash provided by (used in) investing
activities of discontinued operations	0.1	-	(1.5)	-	(1.4)
Net cash used in investing
activities	(30.4)	(24.5)	(22.9)	-	(77.8)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(62.7)	(0.2)	-	2.0	(60.9)
Borrowings on revolving credit facility	10.0	-	-	-	10.0
Payments on revolving credit facility	(50.0)	-	-	-	(50.0)
Principal payments under capital lease
obligations	(0.1)	(4.8)	(1.7)	-	(6.6)
Dividends paid on convertible perpetual
preferred stock	(13.0)	-	-	-	(13.0)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(15.8)	-	(15.8)
Other	(0.1)	-	0.8	-	0.7
Change in intercompany advances	32.9	(100.9)	(25.0)	93.0	-
Net cash (used in) provided by financing
activities of discontinued operations	(0.5)	0.1	2.2	-	1.8
Net cash used in financing
activities	(83.5)	(105.8)	(39.5)	95.0	(133.8)
Increase (decrease) in cash and cash
equivalents	23.1	0.1	(5.6)	-	17.6
Cash and cash equivalents at
beginning of period	23.1	0.8	8.2	-	32.1
Cash and cash equivalents of facilities
held for sale at beginning of period	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale at end of period	-	-	-	-	-
Cash and cash equivalents at end of
period	$46.2	$0.9	$2.7	$-	$49.8

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

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of June 30, 2010, we operated 95 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 38 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in Texas, Pennsylvania, Florida, Tennessee, Alabama, and Arizona.

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injury, spinal cord injury, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled physicians, nurses, and physical, occupational, and speech therapists utilize the latest in equipment and techniques to return patients to home and work. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to what we believe is a higher level of care and superior outcomes.

Net patient revenue from our hospitals was 4.3% and 4.6% higher for the three and six months ended June 30, 2010 than the same periods of 2009 due to higher net patient revenue per discharge and a 2.2% and 1.7% increase in patient discharges, respectively. Operating earnings (as defined in Note 24, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2009 Form 10-K) were $73.5 million and $154.2 million for the three and six months ended June 30, 2010, respectively, compared to $25.7 million and $112.6 million for the three and six months ended June 30, 2009, respectively. Operating earnings for the three and six months ended June 30, 2009 included a net charge of $48.7 million and $32.8 million, respectively, associated with Government, class action, and related settlements, as discussed below. Net cash provided by operating activities was $172.7 million and $229.2 million for the six months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities for the six months ended June 30, 2010 included $9.7 million of state income tax refunds associated with prior periods. Net cash provided by operating activities for the six months ended June 30, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $54.0 million in federal and state income tax refunds for prior periods. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this item for additional information.

On June 1, 2010, we finalized our previously announced purchase of Desert Canyon Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada. In addition, our newly built 40-bed hospital in Loudon County, Virginia began accepting patients on June 14, 2010. Our development activities have continued in the third quarter of 2010. We expect our new 25-bed, joint venture hospital in Bristol, Virginia to begin accepting patients in August 2010. In addition, we have announced two additional development transactions including (1) the signing of a contract to purchase land and to begin construction in the fourth quarter of a new, 40-bed inpatient rehabilitation hospital in the Cypress area of northwest Houston, Texas and (2) the signing of a definitive agreement to purchase Sugar Land Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas.

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

Key Challenges

While we are pleased with the Company’s performance thus far in 2010, the following are some of the challenges we are addressing:

•
Leverage. Further deleveraging and strengthening of our capital structure is a strategic focus. One measure we use to assess our financial leverage is the ratio of consolidated total debt to Adjusted Consolidated EBITDA.

Debt repayment priorities are established based upon a number of factors including maturity dates, coupon rates, prepayment penalties and call protection features, trading levels in the secondary markets, and affirmative and restrictive covenants. We monitor changes in these factors on an on-going basis. We believe continued growth in our Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. For additional information, see the “Executive Overview – Business Outlook” and “Liquidity and Capital Resources” sections of this Item. See also Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K for a discussion of risks and uncertainties facing us.

•
Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations have affected, or could in the future affect, our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. Ensuring continuous compliance with these laws and regulations is an operating requirement for all healthcare providers.

Over the last several years, changes in regulations governing inpatient rehabilitation hospitals have created challenges for inpatient rehabilitation providers with many of these changes resulting in limitations on, and in some cases reductions to, reimbursement from Medicare, including reductions to the annual “market basket update” (i.e., annual adjustment to Medicare payment rates).

On August 7, 2009, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register the fiscal year 2010 notice of final rulemaking (the “2010 Rule”) for inpatient rehabilitation facilities (“IRFs”) under the prospective payment system (“IRF-PPS”). The 2010 Rule contains Medicare pricing changes as well as changes to coverage requirements, as described below. The pricing changes were effective for Medicare discharges between October 1, 2009 and September 30, 2010 and included a 2.5% market basket update, which was the first market basket update we had received in 18 months. However, as discussed below, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Affordability Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). These laws include a reduction in annual market basket updates to providers. Starting on April 1, 2010, the market basket increase of 2.5% we received on October 1, 2009 was reduced by 0.25% to 2.25%. Similar reductions to our annual market basket updates are scheduled to occur each year through 2019, although the amount of each year’s decrease will vary over time.

The coverage requirements under the 2010 Rule apply to discharges occurring on or after January 1, 2010 and include requirements for preadmission screening, post-admission evaluations, and individual treatment planning that all emphasize the role of physicians in ordering and overseeing patient care. Although these changes have not resulted in material modifications to our clinical or business models, they have resulted in increased procedural and documentation requirements for our hospitals. In addition, due to the complexity of the changes within the 2010 Rule, CMS continues to clarify the revised coverage requirements. We have undertaken efforts to educate our employees and affiliated physicians on compliance with these requirements, and we will continue to train our employees as the requirements are further clarified.

In addition, on July 22, 2010, CMS published in the federal register its IRF-PPS notice for fiscal year 2011 (the “2011 Rule”). The 2011 Rule will be effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that will be reduced by 0.25% to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our preliminary analysis which utilizes the acuity of our patients over the last twelve months, we believe the 2011 Rule will have a net positive impact on our Net operating revenues.

Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. On July 13, 2010, CMS published in the federal register its proposed rule for the Medicare Physician Fee Schedule for calendar year 2011 that would update pricing for outpatient therapy services. Under the proposed rule, CMS has proposed to implement a 50% rate reduction for reimbursement of therapy expenses for secondary procedures when multiple therapy services are provided on the same day. While we would look to mitigate the impact of this proposal to our earnings, we currently estimate this proposal would decrease our Net operating revenues by approximately $4 million annually, beginning in 2011. In addition, there are several other potential pricing changes, both positive and negative, proposed in this rule, including an approximate 27% reduction in payments made under the Medicare Physician Fee Schedule. If Congress does not act to set aside implementation of these reductions to the physician fee schedule, as they have done in the past, we currently estimate the remaining pricing changes would have a negative impact of an additional approximate $6 million to our Net operating revenues annually, beginning in 2011. We cannot predict what, if any, action Congress will take on the physician fee schedule, and we cannot predict how future Congressional action or inaction on the physician fee schedule will affect us.

There have also been several recent CMS initiatives focused on all of the nation’s IRFs as a result of the Department of Health and Human Services’ Office of Inspector General’s (the “OIG”) annual work plans. One of these initiatives includes a nationwide review of IRFs’ transmission of patient assessment instruments (“PAIs”) for calendar years 2006 and 2007. To administer the prospective payment system, CMS requires IRFs to electronically transmit a patient assessment instrument for each IRF stay to CMS’s National Assessment Collection Database (the “Database”). The date the PAI was transmitted to the Database is included on the submission sent to the fiscal intermediary for payment. If an IRF transmits the PAI more than 27 calendar days from the beneficiary’s discharge date, the IRF’s payment rate for the applicable case-mix group should be reduced by 25%. Therefore, the objective of the OIG’s review was, and still is, to determine whether IRFs received reduced case-mix-group payments for claims with PAIs that were transmitted late. The initial nationwide audit of all IRFs covered over 10,000 claims totaling $166 million. From this pool of national claims, 200 claims were reviewed with 113 claims being noted with late transmissions of PAIs for an estimated $20.2 million in overpayments. We have reviewed our internal processes for transmitting PAIs and do not believe this audit of PAIs will significantly impact our operations, as our operating procedures are designed to ensure PAIs are transmitted within the appropriate timeframe.

In addition, the OIG recently issued an audit report on all of the nation’s IRFs regarding improperly coded claims associated with coding rules governing transfer cases. Pursuant to Medicare’s transfer regulation, Medicare pays the full prospective payment to an IRF that discharges a beneficiary to home, while it pays a lesser amount, based on a per diem rate and the number of days the beneficiary spent in the IRF, for a transfer case. The audit identified overpayments to transferring IRFs that did not comply with Medicare’s transfer regulation. Based on the audit’s sample results, the OIG estimates the nation’s IRFs were overpaid approximately $34 million during the four-year period ended September 30, 2007. As part of its requests of all of the nation’s IRFs, the OIG has requested a limited number of documents from us in order to validate our proper use of this transfer code during calendar year 2007. Based on our analysis and review of the requested information, we do not believe this audit will have a material impact on our financial position, results of operations, or cash flows.

We have invested substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.

See also Item 1, Business, “Sources of Revenue” and “Regulation,” to the 2009 Form 10-K.

•
Healthcare Reform. Many issues within the context of healthcare reform are addressed within the 2010 Healthcare Reform Laws and could have an impact on our business, including: (1) reducing annual market basket updates to providers, (2) the possible combining, or “bundling,” of acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Payment Advisory Board.

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to providers. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced by 0.25% to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be determined productivity adjustment to the market basket update on an annual basis.

The 2010 Healthcare Reform Laws also direct the Department of Health and Human Services to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a program-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and are limited in scope to ten medical conditions. We will seek to participate in these pilot projects.

Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions through 2019 that are also part of these laws (as discussed above), certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

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

We continue to monitor efforts in Congress that could make it more difficult for employees to avoid or reject labor organization. At this time, it is not clear whether, when, or in what form, such legislation might be enacted into law, nor are we able to predict the impact, if any, this legislation would have on our business, if enacted.

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

Our deleveraging efforts are currently focused on growing Adjusted Consolidated EBITDA through organic growth and disciplined expansion. Our organic growth will result from increasing our market share of inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. In addition to organic growth, we will continue to look for appropriate markets for de-novo sites, acquisitions, and joint ventures. We believe growth in our Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage. Further, we believe we have adequate sources of liquidity due to our Cash and cash equivalents, cash flows from operations, and the availability of our revolving credit facility. In addition, and as discussed in the “Liquidity and Capital Resources” section of this Item, we do not face near-term refinancing risk.

We believe our ability to continue to grow at a faster rate than the rest of the industry is attributable to our higher level of care and is sustainable. In addition, the majority of patients we serve have medical conditions, such as strokes, hip fractures, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative services in an inpatient setting.

Healthcare providers are under increasing pressure to control costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. With this in mind, we are making certain investments in our core business in 2010. One investment is the piloting of an electronic clinical information system in our new hospital in Loudoun County, Virginia. This is an initial two-year pilot program with the goal of developing system content as well as gaining a better understanding of the value proposition of a potential company-wide implementation. In addition, we will continue our company-wide initiative of developing best practices for different components of our operational structure by making an investment in our case management function. Our case managers are critical to our delivery system, as they coordinate the care plan and communication among the patient, the patient’s family, treatment team, and payors. In addition to these investments, our expenses may outpace revenues for a short period while we bring both acquired and de-novo hospitals online.

Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We will continue to monitor the labor market and will make any necessary adjustments to remain competitive in this challenging environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

As discussed previously, healthcare has long been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so. We are confident, based on our track record, we will be able to adapt to whatever changes may impact our industry, including those discussed above related to healthcare reform.

Although we believe HealthSouth’s business outlook is positive, we continue to monitor the economic and regulatory climates and focus on initiatives designed to control costs. We anticipate we will be able to continue to generate strong cash flows that will be directed toward opportunistic, disciplined expansion and growth of our inpatient business and debt reduction, which we believe will bring long-term, sustainable growth and returns to our stockholders.

Results of Operations

During the three and six months ended June 30, 2010 and 2009, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Medicare	69.6%	67.2%	70.0%	67.5%
Medicaid	1.8%	2.2%	1.8%	2.2%
Workers’ compensation	1.7%	1.5%	1.6%	1.6%
Managed care and other discount plans	21.9%	23.8%	21.8%	23.1%
Other third-party payors	2.4%	2.7%	2.3%	3.0%
Patients	1.3%	1.1%	1.2%	1.1%
Other income	1.3%	1.5%	1.3%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, low-cost providers. For additional information regarding Medicare reimbursement, please see the “Sources of Revenues” section of Item 1, Business, of the 2009 Form 10-K.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three and six months ended June 30, 2010 and 2009, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In Millions)			(In Millions)
Net operating revenues	$496.9	$481.6	3.2%	$987.9	$954.5	3.5%
Operating expenses:
Salaries and benefits	241.6	237.8	1.6%	483.5	471.1	2.6%
Other operating expenses	76.6	67.0	14.3%	143.5	133.9	7.2%
General and administrative expenses	26.7	24.9	7.2%	53.0	50.4	5.2%
Supplies	28.8	28.6	0.7%	57.1	56.0	2.0%
Depreciation and amortization	18.7	17.6	6.3%	37.0	35.0	5.7%
Occupancy costs	11.4	12.0	(5.0%)	23.0	24.0	(4.2%)
Provision for doubtful accounts	5.9	9.7	(39.2%)	12.8	17.5	(26.9%)
Loss on disposal of assets	0.4	1.3	(69.2%)	0.4	2.3	(82.6%)
Government, class action, and
related settlements	-	48.7	(100.0%)	-	32.8	(100.0%)
Professional fees—accounting,
tax, and legal	5.7	(3.3)	(272.7%)	8.6	1.5	473.3%
Total operating expenses	415.8	444.3	(6.4%)	818.9	824.5	(0.7%)
Loss (gain) on early extinguishment
of debt	0.1	(1.3)	(107.7%)	0.4	(3.1)	(112.9%)
Interest expense and amortization of
debt discounts and fees	30.1	31.1	(3.2%)	60.6	65.5	(7.5%)
Other income	(1.4)	(1.0)	40.0%	(2.1)	(0.8)	162.5%
(Gain) loss on interest rate swaps	(0.3)	3.8	(107.9%)	4.0	8.8	(54.5%)
Equity in net (income) loss of
nonconsolidated affiliates	(2.6)	2.7	(196.3%)	(5.2)	0.2	(2,700.0%)
Income from continuing operations
before income tax (benefit) expense	55.2	2.0	2,660.0%	111.3	59.4	87.4%
Provision for income tax (benefit) expense	(2.2)	(0.3)	633.3%	0.3	0.9	(66.7%)
Income from continuing
operations	57.4	2.3	2,395.7%	111.0	58.5	89.7%
Income (loss) from discontinued
operations, net of tax	0.1	1.3	(92.3%)	(3.0)	(1.4)	114.3%
Net income	57.5	3.6	1,497.2%	108.0	57.1	89.1%
Less: Net income attributable to
noncontrolling interests	(10.2)	(9.1)	12.1%	(20.0)	(17.7)	13.0%
Net income (loss) attributable
to HealthSouth	$47.3	$(5.5)	(960.0%)	$88.0	$39.4	123.4%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Salaries and benefits	48.6%	49.4%	48.9%	49.4%
Other operating expenses	15.4%	13.9%	14.5%	14.0%
General and administrative expenses	5.4%	5.2%	5.4%	5.3%
Supplies	5.8%	5.9%	5.8%	5.9%
Depreciation and amortization	3.8%	3.7%	3.7%	3.7%
Occupancy costs	2.3%	2.5%	2.3%	2.5%
Provision for doubtful accounts	1.2%	2.0%	1.3%	1.8%
Loss on disposal of assets	0.1%	0.3%	0.0%	0.2%
Government, class action, and related
settlements	0.0%	10.1%	0.0%	3.4%
Professional fees—accounting, tax, and
legal	1.1%	(0.7%)	0.9%	0.2%
Total	83.7%	92.3%	82.9%	86.4%

Additional information regarding our operating results for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Millions)
Net patient revenue—inpatient	$456.2	$437.2	$908.1	$868.5
Net patient revenue—outpatient and
other revenues	40.7	44.4	79.8	86.0
Net operating revenues	$496.9	$481.6	$987.9	$954.5

	(Actual Amounts)
Discharges	29,016	28,379	57,014	56,078
Outpatient visits	265,628	291,944	521,073	575,565
Average length of stay	14.1 days	14.4 days	14.4 days	14.5 days
Occupancy %	67.4%	69.4%	67.6%	69.6%
# of licensed beds at June 30	6,684	6,454	6,684	6,454
Full-time equivalents*	15,600	15,590	15,508	15,529

*
Excludes 395 and 388 full-time equivalents for the three months ended June 30, 2010 and 2009, respectively, and 395 and 392 full-time equivalents for the six months ended June 30, 2010 and 2009, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

Our occupancy percentage has decreased in 2010 due to the addition of 230 newly licensed beds, including 90 beds that came on-line in June 2010, as discussed above.

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

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.3% and 1.5% of consolidated Net operating revenues for the three months ended June 30, 2010 and 2009, respectively, and 1.3% and 1.5% of consolidated Net operating revenues for the six months ended June 30, 2010 and 2009, respectively.

Net patient revenue from our hospitals was 4.3% higher for the three months ended June 30, 2010 than the three months ended June 30, 2009. This increase was attributable to higher net patient revenue per discharge and a 2.2% increase in patient discharges. Net patient revenue per discharge increased quarter over quarter primarily due to the pricing changes that are part of the 2010 Rule, as discussed above. Same store discharges were 1.3% higher quarter over quarter.

Net patient revenue from our hospitals was 4.6% higher for the six months ended June 30, 2010 than the six months ended June 30, 2009 due to the same reasons discussed above for the quarter-over-quarter increase. Patient discharges increased 1.7% during the six months ended June 30, 2010 compared to the same period of 2009. Same store discharges were 0.8% higher period over period for the six months.

Decreased outpatient volumes in both periods resulted primarily from the closure of outpatient satellites in prior periods. For the six-month period ended June 30, 2010, outpatient visit cancellations caused by the severe winter storms in some of our northeast and mid-Atlantic markets in the first quarter of 2010 also contributed to the decreased volume. Challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of June 30, 2010, we operated 38 outpatient satellite clinics, while as of June 30, 2009, we operated 44 outpatient satellite clinics.

As discussed above, the market basket increase of 2.5% we received on October 1, 2009 was reduced by 0.25% to 2.25% effective April 1, 2010. As also discussed above, we will receive a market basket update of 2.5% under the 2011 Rule effective October 1, 2010. However, this market basket update will be reduced by 0.25% to 2.25% under the requirements of the 2010 Healthcare Reform Laws.

Salaries and Benefits

Salaries and benefits represent the most significant cost to us and represent an investment in our most important asset: our employees. Salaries and benefits include all amounts paid to full - and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. Our EPOB decreased from 3.51 and 3.49 during the three and six months ended June 30, 2009, respectively, to 3.48 and 3.45 during the three and six months ended June 30, 2010, respectively. This represents an improvement of 0.9% and 1.1% for the quarter and year-to-date periods, respectively.

Salaries and benefits increased in both 2010 periods presented primarily as a result of an approximate 2.3% merit increase provided to employees on October 1, 2009 and a change in the mix of licensed versus non-licensed employees. The process of standardizing our labor practices across all of our hospitals, which we began last year with the roll-out of a new labor management system, and the implementation of the new coverage requirements that became effective January 1, 2010 have decreased the use of non-licensed employees, which increased our average cost per full-time equivalent. However, continued improvement in labor productivity, a $1.2 million reduction in self-insured workers’ compensation costs due to revised actuarial estimates in the second quarter of 2010, and the Medicare pricing changes that became effective on October 1, 2009 allowed us to decrease these expenses by 80 basis points and 50 basis points as a percent of Net operating revenues in the quarter and year-to-date periods, respectively.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, insurance, professional fees, and repairs and maintenance.

Other operating expenses increased in both 2010 periods over the same periods of 2009 due primarily to an increase in self-insurance costs. As a result of the jury verdict discussed in Note 8, Contingencies, “Other Litigation,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we recorded a $4.6 million charge to Other operating expenses for the three and six months ended June 30, 2010. In addition, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. In the second quarter of 2010, we recorded a $2.9 million increase in self-insurance costs associated with professional and general liability risks due to revised actuarial estimates that primarily resulted from an increase in expected losses on a subset of claims in our recent claims history.

In addition, and as discussed above, the investments we are making in our core business in 2010, including the investment in our case management function, have increased Other operating expenses over the same periods of 2009. The timing of this initiative will continue to impact Other operating expenses in future quarters.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

The increase in General and administrative expenses during the three and six months ended June 30, 2010 compared to the same periods of 2009 primarily resulted from increased expenses associated with stock-based compensation. Since 2007, we have issued restricted stock awards with vesting requirements that included a service condition, market condition, performance condition, or a combination thereof. Due to the Company’s recent operating performance, our non-cash expenses associated with these awards have increased in 2010.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items.

The decrease in Supplies expense as a percent of Net operating revenues in both the quarter and year-to-date periods was due to our supply chain efforts and our continual focus on monitoring and actively managing pharmaceutical costs, as well as our increasing revenue base.

Depreciation and Amortization

 Depreciation and amortization increased in both the quarter and year-to-date periods primarily as a result of increased capital expenditures in 2009.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs did not change significantly in the periods presented.

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

Medicare contractors ceased these denials in the latter part of 2009, which has resulted in a decrease in our Provision for doubtful accounts as a percent of Net operating revenues in both the quarter and year-to-date periods, as we have collected payments for our successfully appealed claims while not adding additional denied claims to our outstanding receivables balance. In addition, we have enhanced the processes around the recovery and capture of Medicare-related bad debts. Subsequent recoveries are recorded via the Provision for doubtful accounts.

Certain Medicare contractors reinstituted denials of certain diagnosis codes during the second quarter of 2010. We may experience volatility in our Provision for doubtful accounts as a percent of Net operating revenues as claims are denied and the related receivables age during the appeals process.

Loss on Disposal of Assets

The Loss on disposal of assets in each period presented primarily resulted from various equipment disposals throughout each period. For the three and six months ended June 30, 2009, it also included losses associated with our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets, as well as the write-off of certain assets as we updated, or “refreshed” some of our hospitals. For additional information, see Note 5, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, Class Action, and Related Settlements

Government, class action, and related settlements for the three and six months ended June 30, 2009 included a $48.6 million and $33.7 million, respectively, increase in the liability associated with our securities litigation (as discussed in Note 22, Settlements, to the consolidated financial statements accompanying the 2009 Form 10-K) based on the value of our common stock and the associated common stock warrants underlying this settlement. These shares of common stock and associated common stock warrants were issued on September 30, 2009. Government, class action, and related settlements for the three and six months ended June 30, 2009 also included a net loss (gain) of $0.1 million and ($0.9) million, respectively, associated with certain settlements and other matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2009 Form 10-K.

Professional Fees—Accounting, Tax, and Legal

Professional fees – accounting, tax, and legal for the three and six months ended June 30, 2010 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues.

As discussed in Note 23, Contingencies and Other Commitments, to the 2009 Form 10-K, in June 2009, a court ruled that Richard M. Scrushy, our former chairman and chief executive officer, committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of an accrual for his legal fees during the second quarter of 2009, which resulted in a reduction in Professional fees – accounting, tax, and legal of $6.5 million during the three and six months ended June 30, 2009. Excluding the reversal of these fees, Professional fees – accounting, tax, and legal for the three and six months ended June 30, 2009 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues and income tax return and preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

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

The decrease in Interest expense and amortization of debt discounts and fees quarter over quarter was due to lower average borrowings which resulted from debt reductions throughout 2009. Our average interest rate in both quarters was 6.9%.

For the year-to-date periods, approximately $2.9 million of the decrease in Interest expense and amortization of debt discounts and fees period over period was due to lower average borrowings which resulted from debt reductions throughout 2009. The remainder of the decrease was due to a decrease in our average interest rate. Our average interest rate was 6.9% during the six months ended June 30, 2010 compared to an average rate of 7.2% during the six months ended June 30, 2009.

See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information.

Other Income

Other income is primarily comprised of interest income and gains and losses on sales of investments. Other income for the three and six months ended June 30, 2009 included $0.1 million and $0.8 million, respectively, of impairment charges associated with our marketable equity securities (see Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2009 Form 10-K).

(Gain) Loss on Interest Rate Swaps

Our (Gain) loss on interest rate swaps in each period represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The net (gain) or loss recorded in each period presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses.

During the three months ended June 30, 2010 and 2009, we made net cash settlement payments of $11.2 million and $10.6 million, respectively, to our counterparties. During the six months ended June 30, 2010 and 2009, we made net cash settlement payments of $23.1 million and $19.1 million, respectively, to our counterparties. For additional information regarding these interest rate swaps, see Note 3, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Equity in Net (Income) Loss of Nonconsolidated Affiliates

As disclosed in Note 1, Basis of Presentation, of the notes to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, Equity in net loss of nonconsolidated affiliates for the three and six months ended June 30, 2009 included an out-of-period adjustment associated with a facility we account for using the equity method of accounting. This adjustment created a charge of $4.9 million and $4.5 million for the three and six months ended June 30, 2009, respectively.

Income from Continuing Operations Before Income Tax (Benefit) Expense

The increase in Income from continuing operations before income tax (benefit) expense (“pre-tax income”) during both the quarter and year-to-date periods resulted from increased Net operating revenues and effective expense management. Pre-tax income for the three and six months ended June 30, 2009 included net losses of $48.7 million and $32.8 million, respectively, associated with Government, class action, and related settlements.

See also Note 9, Condensed Consolidating Financial Information, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for condensed consolidating financial information prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

Provision for Income Tax (Benefit) Expense

Our Provision for income tax benefit of $2.2 million for the three months ended June 30, 2010 included the following: (1) current income tax expense of $3.0 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $6.9 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $1.7 million primarily attributable to adjustments for income taxes related to other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $0.3 million for the six months ended June 30, 2010 included the following: (1) current income tax expense of $6.0 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, AMT expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $7.8 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $2.1 million primarily attributable to adjustments for income taxes related to other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $0.3 million for the three months ended June 30, 2009 included (1) net current income tax benefit of $0.7 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets. Our Provision for income tax expense of $0.9 million for the six months ended June 30, 2009 included (1) net current income tax benefit of $1.0 million primarily attributable to state income tax refunds received, or expected to be received, and (2) deferred income tax expense of $1.9 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
HealthSouth Corporation:
Net operating revenues	$0.2	$2.2	$0.9	$5.1
Costs and expenses	0.6	3.1	1.8	7.6
Impairments	-	-	0.6	-
Loss from discontinued operations	(0.4)	(0.9)	(1.5)	(2.5)
Loss on disposal of assets of discontinued operations	-	(0.3)	(0.9)	(0.4)
Income tax benefit	-	-	0.2	0.1
Loss from discontinued operations, net of tax	$(0.4)	$(1.2)	$(2.2)	$(2.8)
Other:
Net operating revenues	$0.4	$2.5	$0.6	$5.0
Costs and expenses	(0.4)	-	1.1	3.6
Impairments	-	-	-	-
Income (loss) from discontinued operations	0.8	2.5	(0.5)	1.4
(Loss) gain on disposal of assets of discontinued operations	(0.3)	0.1	(0.3)	0.1
Income tax expense	-	(0.1)	-	(0.1)
Income (loss) from discontinued operations, net of tax	$0.5	$2.5	$(0.8)	$1.4
Total:
Net operating revenues	$0.6	$4.7	$1.5	$10.1
Costs and expenses	0.2	3.1	2.9	11.2
Impairments	-	-	0.6	-
Income (loss) from discontinued operations	0.4	1.6	(2.0)	(1.1)
Loss on disposal of assets of discontinued operations	(0.3)	(0.2)	(1.2)	(0.3)
Income tax (expense) benefit	-	(0.1)	0.2	-
Income (loss) from discontinued operations, net of tax	$0.1	$1.3	$(3.0)	$(1.4)

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

Other. Results of discontinued operations in “other” primarily include the results of operations of our former surgery centers, outpatient, and diagnostic divisions. See Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. As of June 30, 2010, we had $172.6 million in Cash and cash equivalents. This amount excludes $49.7 million in Restricted cash and $25.0 million of restricted marketable securities ($1.0 million included in Other current assets and $24.0 million included in Other long-term assets in our condensed consolidated balance sheet accompanying this report). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. Cash and cash equivalents increased during the first six months of 2010 primarily due to strong operational cash flows as a result of increased Net operating revenues, as discussed above, and effective expense management. In addition, we negotiated with certain of our external partners to release restrictions placed on the joint venture’s cash which allowed us to manage and control the use of the joint venture’s cash (see Note 3, Cash and Marketable Securities, to the financial statements accompanying the 2009 Form 10-K).

As of June 30, 2010, we had all $400 million available to us under our revolving credit facility. We monitor the financial strength of our depositories, creditors, insurance carriers, and other counterparties using publicly available information, as well as qualitative inputs. Based on our current borrowing capacity and compliance with the financial covenants under our credit agreement, we do not believe there is significant risk in our ability to make draws under our revolving credit facility, if needed. However, no such assurances can be provided.

We have scheduled principal payments of $10.8 million and $21.2 million in the remainder of 2010 and 2011, respectively, related to long-term debt obligations. We do not face near-term refinancing risk, as our revolving credit facility does not expire until 2012, a portion of our term loan facility does not mature until 2013, with the remainder maturing in 2015, and the majority of our bonds are not due until 2016 and 2020.

Our credit agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of June 30, 2010, we were in compliance with the covenants under our credit agreement.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2010 and 2009 (in millions):

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$172.7	$229.2
Net cash used in investing activities	(39.7)	(77.8)
Net cash used in financing activities	(41.4)	(133.8)
Increase in cash and cash equivalents	$91.6	$17.6

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2010 included $9.7 million of state income tax refunds associated with prior periods. Net cash provided by operating activities for the six months ended June 30, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $54.0 million of federal and state income tax refunds related to prior periods. See Note 19, Income Taxes, and Note 22, Settlements, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information. Excluding these amounts, Net cash provided by operating activities increased period over period due to the increase in Net operating revenues and effective expense management, as discussed above. In addition, the timing of payroll - and interest-related payments positively impacted the period-over-period variance.

Investing activities. Net cash used in investing activities decreased period over period due to a reduction in restricted cash, as discussed above, and the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana in January 2010.

Financing activities. Net cash used in financing activities decreased period over period due to a reduction in net debt payments. Net debt payments were $11.0 million during the six months ended June 30, 2010 and resulted from scheduled principal payments on long-term debt. Net debt payments were $107.5 million during the six months ended June 30, 2009. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information related to the 2009 net debt payments.

Adjusted Consolidated EBITDA

Management believes Adjusted Consolidated EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K. These covenants are material terms of the credit agreement, and the credit agreement represents a substantial portion of our capitalization. Non-compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our credit agreement, allows us to add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation and support matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2009 Form 10-K and Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income and to Net cash provided by operating activities.

In accordance with the credit agreement, the Company is allowed to add certain other items to the calculation of Adjusted Consolidated EBITDA, and there may also be certain other deductions required. This includes the interest income associated with income tax recoveries, as discussed in Note 19, Income Taxes, to the consolidated financial statements included in the 2009 Form 10-K. In addition, we are allowed to add non-recurring cash gains, such as the cash proceeds from the UBS Settlement (see Note 22, Settlements, to the consolidated financial statements included in the 2009 Form 10-K) to the calculation of Adjusted Consolidated EBITDA. As these adjustments may not be indicative of the Company’s ongoing performance, they have been excluded from Adjusted Consolidated EBITDA presented herein.

However, Adjusted Consolidated EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted Consolidated EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted Consolidated EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted Consolidated EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted Consolidated EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K.

Our Adjusted Consolidated EBITDA for the three months and six months ended June 30, 2010 and 2009 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$57.5	$3.6	$108.0	$57.1
(Income) loss from discontinued operations, net of
tax, attributable to HealthSouth	(0.1)	(1.1)	3.0	1.9
Provision for income tax (benefit) expense	(2.2)	(0.3)	0.3	0.9
(Gain) loss on interest rate swaps	(0.3)	3.8	4.0	8.8
Interest expense and amortization of debt discounts
and fees	30.1	31.1	60.6	65.5
Loss (gain) on early extinguishment of debt	0.1	(1.3)	0.4	(3.1)
Professional fees—accounting, tax, and legal	5.7	(3.3)	8.6	1.5
Government, class action, and related settlements	-	48.7	-	32.8
Net noncash loss on disposal of assets	0.4	1.3	0.4	2.3
Depreciation and amortization	18.7	17.6	37.0	35.0
Impairment charges, including investments	-	0.1	-	0.8
Stock-based compensation expense	4.0	2.9	7.8	6.6
Net income attributable to noncontrolling interests	(10.2)	(9.1)	(20.0)	(17.7)
Adjusted Consolidated EBITDA	$103.7	$94.0	$210.1	$192.4

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	Six Months Ended June 30,
	2010	2009
Adjusted Consolidated EBITDA	$210.1	$192.4
Provision for doubtful accounts	12.8	17.5
Professional fees—accounting, tax, and legal	(8.6)	(1.5)
Interest expense and amortization of debt discounts and fees	(60.6)	(65.5)
UBS Settlement proceeds, gross	-	100.0
Equity in net (income) loss of nonconsolidated affiliates	(5.2)	0.2
Net income attributable to noncontrolling interests in
continuing operations	20.0	17.2
Amortization of debt discounts and fees	3.4	3.2
Distributions from nonconsolidated affiliates	3.3	3.9
Current portion of income tax benefit	1.8	1.0
Change in assets and liabilities	2.2	(23.4)
Change in government, class action, and related settlements	(0.8)	(8.7)
Other operating cash used in discontinued operations	(4.2)	(7.0)
Other	(1.5)	(0.1)
Net cash provided by operating activities	$172.7	$229.2

The increase in Adjusted Consolidated EBITDA was due primarily to the increase in Net operating revenues discussed above, as well as effective expense management.

Funding Commitments

We have scheduled principal payments of $10.8 million and $21.2 million in the remainder of 2010 and 2011, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de-novo projects, IT initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2010, we made capital expenditures of $29.9 million. This excludes $9.9 million paid to acquire an inpatient rehabilitation hospital in June 2010, as discussed above. During 2010, we expect to spend approximately $110 million for capital expenditures. Approximately $60 million of this budgeted amount is considered discretionary. Actual amounts spent will be dependent upon our continued strong cash flows from operations, the timing of development projects, and any development opportunities that may present themselves.

For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, of the 2009 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K.

Off-Balance Sheet Arrangements

Other than the guarantees discussed below and in Note 4, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, there have been no material changes to the off-balance sheet arrangements described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2009 Form 10-K.

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of June 30, 2010, we were secondarily liable for 58 such guarantees. The remaining terms of these guarantees range from one month to 108 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $42.7 million.

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

As of June 30, 2010, we have been notified by one lessor regarding our former diagnostic division’s failure to perform under one equipment lease. As a result, we have recorded a charge of $0.6 million as part of discontinued operations and excluded this guarantee from the above amounts.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to the 2009 Form 10-K.

Since the filing of the 2009 Form 10-K, there have been no material changes to our critical accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2010 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 8, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

On December 30, 2004, we entered into a corporate integrity agreement (the “CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”). This CIA had an effective date of January 1, 2005 and a term of five years from that effective date. On April 29, 2010, we submitted the final annual report required by the CIA, which included a report by our independent review organization, to the HHS-OIG detailing our performance of the requirements of the CIA in 2009. On May 10, 2010, we received notice from the HHS-OIG that we completed our requirements under the CIA and accordingly, the CIA is now terminated. For further discussion of the CIA and our obligations under it, see Note 22, Settlements, “Medicare Program Settlement—The December 2004 Corporate Integrity Agreement,” to the consolidated financial statements accompanying the 2009 Form 10-K.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2009 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview – Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended June 30, 2010:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May yet Be Purchased Under the Plans or Program
April 1 through April 30, 2010	-	$-	-	-
May 1 through May 31, 2010	978	19.48	-	-
June 1 through June 30, 2010	-	-	-	-
Total	978	19.48	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 6.     Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH Corporation

By:	/s/ DOUGLAS E. COLTHARP
Name: Douglas E. Coltharp
Title: Executive Vice President and Chief Financial Officer

Date:  August 5, 2010

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document