Form 10-Q
period 2010-09-30
HEALTHSOUTH CORP
filed 2010-11-03
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 93,445,934 shares of common stock outstanding, net of treasury shares, as of October 28, 2010.

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

PART I. FINANCIAL INFORMATION

Item 1.                      Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions, Except Per Share Data)
Net operating revenues	$490.7	$470.4	$1,478.6	$1,424.9
Operating expenses:
Salaries and benefits	246.4	234.0	729.9	705.1
Other operating expenses	71.2	66.7	214.7	200.6
General and administrative expenses	24.9	26.0	77.9	76.4
Supplies	27.8	27.6	84.9	83.6
Depreciation and amortization	19.3	17.8	56.3	52.8
Occupancy costs	12.1	11.8	35.1	35.8
Provision for doubtful accounts	4.3	7.8	17.1	25.3
Loss on disposal of assets	0.1	0.7	0.5	3.0
Government, class action, and related settlements	0.8	8.5	0.8	41.3
Professional fees—accounting, tax, and legal	5.2	3.5	13.8	5.0
Total operating expenses	412.1	404.4	1,231.0	1,228.9
Loss (gain) on early extinguishment of debt	-	-	0.4	(3.1)
Interest expense and amortization of debt discounts and fees	30.8	29.5	91.4	95.0
Other income	(0.7)	(0.6)	(2.8)	(1.4)
Loss on interest rate swaps	9.0	7.9	13.0	16.7
Equity in net income of nonconsolidated affiliates	(2.3)	(3.0)	(7.5)	(2.8)
Income from continuing operations before
income tax benefit	41.8	32.2	153.1	91.6
Provision for income tax benefit	(0.7)	(1.7)	(0.4)	(0.8)
Income from continuing operations	42.5	33.9	153.5	92.4
Loss from discontinued operations, net of tax	(0.6)	(9.1)	(3.6)	(10.5)
Net income	41.9	24.8	149.9	81.9
Less: Net income attributable to noncontrolling interests	(10.1)	(8.0)	(30.1)	(25.7)
Net income attributable to HealthSouth	31.8	16.8	119.8	56.2
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(19.5)	(19.5)
Net income attributable to HealthSouth
common shareholders	$25.3	$10.3	$100.3	$36.7
Weighted average common shares outstanding:
Basic	92.8	87.6	92.7	87.6
Diluted	108.3	102.2	108.3	101.6

Basic and diluted earnings per common share:
Income from continuing operations attributable
to HealthSouth common shareholders	$0.28	$0.22	$1.12	$0.54
Loss from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	(0.10)	(0.04)	(0.12)
Net income attributable to HealthSouth
common shareholders	$0.27	$0.12	$1.08	$0.42

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$32.4	$25.9	$123.4	$67.2
Loss from discontinued operations, net of tax	(0.6)	(9.1)	(3.6)	(11.0)
Net income attributable to HealthSouth	$31.8	$16.8	$119.8	$56.2

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2010	December 31, 2009
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$190.5	$80.9
Restricted cash	33.7	67.8
Accounts receivable, net of allowance for doubtful accounts of $29.8 in 2010;
$33.1 in 2009	215.2	219.7
Other current assets	74.9	57.6
Total current assets	514.3	426.0
Property and equipment, net	683.7	664.8
Goodwill	428.9	416.4
Intangible assets, net	45.2	37.4
Investments in and advances to nonconsolidated affiliates	31.6	29.3
Other long-term assets	93.2	107.6
Total assets	$1,796.9	$1,681.5
Liabilities and Shareholders’ Deficit
Current liabilities:
Current portion of long-term debt	$16.2	$21.5
Accounts payable	49.3	50.2
Accrued expenses and other current liabilities	324.5	319.5
Total current liabilities	390.0	391.2
Long-term debt, net of current portion	1,639.1	1,641.0
Other long-term liabilities	162.7	159.5
	2,191.8	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized;
400,000 issued; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 97,624,393 in 2010; 97,238,725 in 2009	1.0	1.0
Capital in excess of par value	2,874.6	2,879.9
Accumulated deficit	(3,597.6)	(3,717.4)
Accumulated other comprehensive income	1.3	-
Treasury stock, at cost (4,174,460 shares in 2010 and 3,957,047
shares in 2009)	(141.7)	(137.5)
Total HealthSouth shareholders’ deficit	(862.4)	(974.0)
Noncontrolling interests	80.1	76.4
Total shareholders' deficit	(782.3)	(897.6)
Total liabilities and shareholders’ deficit	$1,796.9	$1,681.5

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Millions)
COMPREHENSIVE INCOME
Net income	$41.9	$24.8	$149.9	$81.9
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.7	2.0	1.3	2.1
Reclassifications to net income	-	-	(1.3)	1.6
Net change in unrealized (loss) gain on forward-starting interest rate swaps:
Unrealized net holding (loss) gain arising during the period	-	(1.6)	(4.7)	0.4
Reclassifications to net income	4.6	-	4.6	-
Other comprehensive income (loss) before income taxes	5.3	0.4	(0.1)	4.1
Provision for income tax benefit related to other comprehensive
income (loss) items	-	-	1.4	-
Other comprehensive income, net of tax	5.3	0.4	1.3	4.1
Comprehensive income	47.2	25.2	151.2	86.0
Comprehensive income attributable to noncontrolling interests	(10.1)	(8.0)	(30.1)	(25.7)
Comprehensive income attributable to HealthSouth	$37.1	$17.2	$121.1	$60.3

The accompanying notes to condensed consolidated financial
 statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Deficit
(Unaudited)

	Nine Months Ended September 30, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	119.8	-	-	30.1	149.9	$149.9
Other comprehensive income, net of tax	-	-	-	-	1.3	-	-	1.3	1.3
Comprehensive income									$151.2
Forfeiture of restricted stock	(0.1)	-	2.7	-	-	(2.7)	-	-
Receipt of treasury stock	(0.1)	-	-	-	-	(1.5)	-	(1.5)
Dividends declared on convertible
perpetual preferred stock	-	-	(19.5)	-	-	-	-	(19.5)
Stock-based compensation	-	-	11.2	-	-	-	-	11.2
Distributions declared	-	-	-	-	-	-	(25.7)	(25.7)
Other	0.3	-	0.3	-	-	-	(0.7)	(0.4)
Balance at end of period	93.4	$1.0	$2,874.6	$(3,597.6)	$1.3	$(141.7)	$80.1	$(782.3)

	Nine Months Ended September 30, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	-	-	-	56.2	-	-	25.7	81.9	$81.9
Other comprehensive income, net of tax	-	-	-	-	4.1	-	-	4.1	4.1
Comprehensive income									$86.0
Common stock issued under Securities
Litigation Settlement	5.0	-	(58.7)	-	-	175.3	-	116.6
Dividends declared on convertible
perpetual preferred stock	-	-	(19.5)	-	-	-	-	(19.5)
Stock-based compensation	-	-	9.9	-	-	-	-	9.9
Distributions declared	-	-	-	-	-	-	(26.0)	(26.0)
Other	0.3	-	0.2	-	-	(0.8)	(1.1)	(1.7)
Balance at end of period	93.3	$1.0	$2,888.4	$(3,756.0)	$0.9	$(137.0)	$80.8	$(921.9)

The accompanying notes to condensed consolidated financial
 statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In Millions)
Cash flows from operating activities:
Net income	$149.9	$81.9
Loss from discontinued operations	3.6	10.5
Adjustments to reconcile net income to net cash provided by
operating activities—
Provision for doubtful accounts	17.1	25.3
Provision for government, class action, and related settlements	0.8	41.3
UBS Settlement proceeds, gross	-	100.0
Depreciation and amortization	56.3	52.8
Loss on interest rate swaps	13.0	16.7
Equity in net income of nonconsolidated affiliates	(7.5)	(2.8)
Amortization of debt issue costs, debt discounts, and fees	5.1	4.8
Distributions from nonconsolidated affiliates	4.7	6.5
Stock-based compensation	11.2	9.9
Deferred tax provision	2.4	2.4
Other	(0.6)	0.7
(Increase) decrease in assets—
Accounts receivable	(12.6)	(5.2)
Other assets	(2.3)	1.3
Income tax refund receivable	3.0	47.3
(Decrease) increase in liabilities—
Accounts payable	(0.9)	5.0
Accrued fees and expenses for derivative plaintiffs' attorneys in
UBS Settlement	-	(26.2)
Other liabilities	32.6	10.3
Government, class action, and related settlements	(0.8)	(11.0)
Net cash used in operating activities of discontinued operations	(5.5)	(9.4)
Total adjustments	116.0	269.7
Net cash provided by operating activities	269.5	362.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(50.2)	(54.2)
Acquisition of businesses, net of cash acquired	(34.1)	-
Proceeds from sale of restricted investments	10.4	1.9
Purchase of restricted investments	(25.5)	(2.1)
Net change in restricted cash	28.1	(32.0)
Net settlements on interest rate swaps	(33.7)	(30.3)
Net investment in interest rate swap	-	(6.4)
Other	0.1	(1.0)
Net cash provided by (used in) investing activities of discontinued
operations	8.5	(0.3)
Net cash used in investing activities	(96.4)	(124.4)

Cash flows from financing activities:
Principal payments on debt, including pre-payments	(8.2)	(62.9)
Borrowings on revolving credit facility	-	10.0
Payments on revolving credit facility	-	(50.0)
Principal payments under capital lease obligations	(10.7)	(9.9)
Dividends paid on convertible perpetual preferred stock	(19.5)	(19.5)
Distributions paid to noncontrolling interests of
consolidated affiliates	(26.3)	(22.8)
Other	1.1	1.1
Net cash provided by financing activities of discontinued operations	-	1.4
Net cash used in financing activities	(63.6)	(152.6)

Increase in cash and cash equivalents	109.5	85.1
Cash and cash equivalents at beginning of period	80.9	32.1
Cash and cash equivalents of facilities held for sale
at beginning of period	0.1	0.1
Less: Cash and cash equivalents of facilities held for
sale at end of period	-	(0.2)
Cash and cash equivalents at end of period	$190.5	$117.1

Supplemental schedule of noncash financing activities:
Securities Litigation Settlement	$-	$299.3

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

Out-of-Period Adjustments—

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net (income) loss of nonconsolidated affiliates, which resulted in an understatement of both our Income from continuing operations before income tax (benefit) expense and our Net income of approximately $4.5 million for the nine months ended September 30, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Accrued expenses and other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the condensed consolidated financial statements as of December 31, 2009 and for the nine months ended September 30, 2009 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Recent Accounting Pronouncements—

Since the filing of the 2009 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2.           Business Combinations:

On September 30, 2010, we finalized our acquisition of 100% of the operations of a 30-bed inpatient rehabilitation unit in Ft. Smith, Arkansas (“Ft. Smith”) for total consideration of $9.6 million. The acquisition was funded with $1.2 million of available cash at closing, with the remainder being paid over six years. The operations of this unit will be relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Ft. Smith.

On September 20, 2010, we acquired 100% of the assets and operations of Sugar Land Rehabilitation Hospital (“Sugar Land”), a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas for a purchase price of $23.6 million. The acquisition was funded with available cash. As a result of this transaction, Goodwill increased by $5.2 million.

As previously reported, on June 1, 2010, we acquired 100% of the assets and operations of Desert Canyon Rehabilitation Hospital (“Desert Canyon”), a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada for a purchase price of $10.0 million. The acquisition was funded with available cash. As a result of this transaction, Goodwill increased by $7.3 million.

These acquisitions were made to enhance our position and ability to provide inpatient rehabilitative services to patients in the respective areas. All of the goodwill resulting from these transactions is deductible for federal income tax purposes. The goodwill reflects our expectations of the synergistic benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets.

We accounted for these acquisitions under the purchase method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. The fair values of identifiable intangible assets are preliminary and were based on valuations using the income approach based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of purchase price over the acquired assets and assumed liabilities was recorded as goodwill.

The preliminary allocation of each purchase price was based upon the fair values of assets acquired and liabilities assumed. The following table summarizes the allocation of the aggregate purchase price as of the acquisition dates for the above mentioned acquisitions (in millions):

Current assets	$0.1
Property and equipment, net	17.6
Identifiable intangible assets:
Noncompete agreements (useful lives range from 16 months to 6 years)	11.4
Tradenames (useful lives are 10 years)	1.2
Licenses (useful lives are 20 years)	0.4
Goodwill	12.5
Total assets acquired	43.2
Total current liabilities assumed	(0.7)
Total allocation of purchase price consideration	$42.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company’s reported Net operating revenues and Net income for the three and nine months ended September 30, 2010 include operating results for Sugar Land from September 20, 2010 through September 30, 2010 and Desert Canyon from June 1, 2010 through September 30, 2010. Ft. Smith was acquired on September 30, 2010. The following table summarizes the aggregate results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the results of operations of the combined entity had the date of the acquisitions been January 1, 2009 (in millions):

		Net Income
	Net Operating	Attributable to
	Revenues	HealthSouth
Acquired entities only: Actual from acquisition date to September 30, 2010	$4.0	$0.5
Combined entity: Supplemental pro forma from 1/01/2010- 9/30/2010	1,497.2	123.5
Combined entity: Supplemental pro forma from 1/01/2009- 9/30/2009	1,449.0	59.8

3.	Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of September 30, 2010 represents our investment in 16 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net operating revenues	$19.4	$19.3	$59.7	$54.8
Operating expenses	(12.7)	(11.3)	(38.7)	(34.7)
Income from continuing operations, net of tax	5.3	6.5	17.1	16.8
Net income	5.3	6.5	17.1	16.8

4.           Long-term Debt:

Refinancing Transactions—

In October 2010, we completed refinancing transactions in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement, expiring in 2015, that provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. We used the net proceeds from the refinancing transactions, along with $128.6 million of available cash and a $100.0 million draw on our new revolving credit facility, to repay in full and retire all amounts outstanding under our former credit agreement.

As a result of the refinancing transactions, we will record an approximate $12 million Loss on early extinguishment of debt in the fourth quarter of 2010, and interest expense will increase in subsequent periods. Also as a result of the refinancing transactions, we classified $6.3 million of current maturities related to the term loan facility as Long-term debt, net of current portion in our condensed consolidated balance sheet as of September 30, 2010. See also Note 5, Derivative Instruments, for a discussion of the termination of two, forward-starting interest rate swaps in connection with the refinancing transactions.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The table below summarizes the effect of the refinancing transactions on our long-term debt outstanding as of September 30, 2010 (in millions):

	As of September 30, 2010
	Actual	Adjustments	As Adjusted
Advances under $400 million revolving credit facility	$-	$-	$-
Advances under $500 million revolving credit facility	-	100.0	100.0
Term loan facility	743.1	(743.1)	-
Bonds payable—
10.75% Senior notes due 2016	495.4	-	495.4
7.25% Senior notes due 2018	-	275.0	275.0
8.125% Senior notes due 2020	285.4	-	285.4
7.75% Senior notes due 2022	-	250.0	250.0
Other bonds payable	1.8	-	1.8
Other notes payable	36.3	-	36.3
Capital lease obligations	93.3	-	93.3
	1,655.3	(118.1)	1,537.2
Less: Current portion	(16.2)	1.3	(14.9)
Long-term debt, net of current portion	$1,639.1	$(116.8)	$1,522.3

The following table shows the effect of the refinancing transactions on our scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	As of September 30, 2010
Year Ending December 31,	Actual	As Adjusted
October 1 through December 31, 2010	$5.7	$3.9
2011	22.2	14.8
2012	21.8	14.3
2013	451.9	11.8
2014	10.9	8.0
2015	290.3	106.9
Thereafter	852.5	1,377.5
Total	$1,655.3	$1,537.2

Public Offering of $525 Million of Senior Notes—

On October 7, 2010, we completed a public offering of $525.0 million aggregate principal amount of senior notes, which included $275.0 million of 7.25% Senior Notes due 2018 (the “2018 Notes”) at par and $250.0 million of 7.75% Senior Notes due 2022 (the “2022 Notes”) at par (collectively, the “New Senior Notes”).

The New Senior Notes were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Trustee”), as supplemented by the second supplemental indenture relating to the 2018 Notes and the third supplemental indenture relating to the 2022 Notes (the “Supplemental Indentures” and, together with the Base Indenture, the “Indenture”), each dated October 7, 2010, among us, the Subsidiary Guarantors (as defined in the Indenture), and the Trustee. Pursuant to the terms of the Indenture, the New Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt (see Note 11, Condensed Consolidating Financial Information). The New Senior Notes are senior, unsecured obligations of HealthSouth and will rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

We used the net proceeds from the offering of the New Senior Notes to repay amounts outstanding under the term loan facility of our former credit agreement.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Upon the occurrence of a change in control (as defined in the applicable indenture), each holder of the New Senior Notes may require us to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of the New Senior Notes to be repurchased, plus accrued and unpaid interest.

The New Senior Notes contain covenants and default and acceleration provisions, that, among other things, limit our and certain of our subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) incur liens, and (5) merge or consolidate with another person.

2018 Notes

The 2018 Notes mature on October 1, 2018 and bear interest at a per annum rate of 7.25%. Due to financing costs, the effective interest rate on the 2018 Notes is 7.6%. Interest is payable semiannually in arrears on April 1 and October 1 of each year, beginning in April 2011.

We may redeem the notes, in whole or in part, at any time on or after October 1, 2014, at the redemption prices set forth below:

Redemption
Period	Price*
2014	103.625%
2015	101.813%
2016 and thereafter	100.000%

* Expressed in percentage of principal amount

Prior to October 1, 2014, during any 12-month period, we may redeem up to 10% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to October 1, 2014, we may also redeem some or all of the 2018 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date plus our applicable premium (as defined in the Supplemental Indentures). At any time prior to October 1, 2013, we may redeem up to 35% of the aggregate principal amount of the 2018 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 107.25% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2018 Notes issued remains outstanding after the redemption.

2022 Notes

The 2022 Notes mature on September 15, 2022 and bear interest at a per annum rate of 7.75%. Due to financing costs, the effective interest rate on the 2022 Notes is 8.0%. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning in March 2011.

We may redeem the notes, in whole or in part, at any time on or after September 15, 2015, at the redemption prices set forth below:

Redemption
Period	Price*
2015	103.875%
2016	102.583%
2017	101.292%
2018 and thereafter	100.000%

* Expressed in percentage of principal amount

Prior to September 15, 2015, during any 12-month period, we may redeem up to 10% of the aggregate principal amount of the 2022 Notes at a redemption price equal to 103% of the principal amount, plus accrued and

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

unpaid interest, if any, to the redemption date. Prior to September 15, 2015, we may also redeem some or all of the 2022 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date plus our applicable premium (as defined in the Supplemental Indentures). At any time prior to September 15, 2013, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 107.75% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2022 Notes issued remains outstanding after the redemption.

Senior Secured Credit Agreement—

On October 26, 2010, we completed the refinancing of our former credit agreement and entered into a new amended and restated credit agreement with Barclays Bank PLC (“Barclays”) and certain other financial institutions. The new credit agreement provides us with a $500 million senior secured revolving credit facility, including a $260 million letter of credit subfacility, that expires in 2015. At closing, $100.0 million were drawn on the new revolving credit facility to repay in full and retire the remaining amounts outstanding on the term loan facility under our former credit agreement. In addition, $48.7 million were drawn on the letter of credit subfacility.

Amounts drawn on the revolving credit facility under the new credit agreement bear interest at a rate per annum equal to the greatest of (1) Barclays’ prime rate, (2) the federal funds rate plus 0.5%, or (3) LIBOR, in each case, plus an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the revolving credit facility.

Pursuant to a collateral and guarantee agreement (the “Collateral and Guarantee Agreement”), dated as of October 26, 2010, among us, our subsidiaries defined therein (collectively, the “Subsidiary Guarantors”) and Barclays Bank PLC and certain other financial institutions, our obligations under the new credit agreement are (1) secured by substantially all of our assets and the assets of the Subsidiary Guarantors and (2) guaranteed by the Subsidiary Guarantors. In addition to the Collateral and Guarantee Agreement, we and the Subsidiary Guarantors entered into mortgages with respect to certain of our material real property that we own (excluding real property subject to preexisting liens and/or mortgages) to secure our obligations under the new credit agreement.

The new credit agreement provides that, subject to the satisfaction of certain conditions, we will have the right to increase the amount of the revolving credit facility prior to its maturity by incurring incremental term loans or by increasing the revolving credit facility, or both, in an aggregate amount not to exceed $300 million.

The new credit agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that change over time.

5.           Derivative Instruments:

Interest Rate Swaps Not Designated as Hedging Instruments—

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our former credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR, which was 0.3% at September 10, 2010, which was the most recent interest rate set date. The termination date of this swap is March 10, 2011. The fair market value of this swap as of September 30, 2010 and December 31, 2009 was ($24.1) million and ($54.8) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and are made quarterly on the same settlement schedule as the $984.0 million interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

$6.4 million. The fair market value of this swap as of September 30, 2010 was $2.5 million and is included in Other current assets in our condensed consolidated balance sheet. The fair market value of this swap as of December 31, 2009 was $5.6 million. Of this amount, $4.7 million is included in Other current assets with the remainder included in Other long-term assets in our condensed consolidated balance sheet.

These interest rate swaps are not designated as hedges. Therefore, changes in the fair value of these interest rate swaps are included in current-period earnings as Loss on interest rate swaps.

During the three and nine months ended September 30, 2010, we made net cash settlement payments of $10.6 million and $33.7 million, respectively, to our counterparties. During the three and nine months ended September 30, 2009, we made net cash settlement payments of $11.2 million and $30.3 million, respectively, to our counterparties. Net settlement payments or receipts on these swaps are included in the line item Loss on interest rate swaps in our condensed consolidated statements of operations.

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges—

As of September 30, 2010, we had two forward-starting interest rate swaps which hedged forecasted variable cash flows associated with our former term loan facility.

The first was a $100 million forward-starting interest rate swap entered into in December 2008. Under this swap agreement, we would have paid a fixed rate of 2.6% while the counterparty would have paid a floating rate based on 3-month LIBOR. Net settlements would have commenced on June 10, 2011. The termination date of this swap would have been December 12, 2012. The fair market value of this swap as of September 30, 2010 and December 31, 2009 was ($3.4) million and $0.4 million, respectively, and is included in Accrued expenses and other current liabilities and Other long-term assets, respectively, in our condensed consolidated balance sheets.

The second was a $100 million forward-starting interest rate swap entered into in March 2009. Under this swap agreement, we would have paid a fixed rate of 2.9% while the counterparty would have paid a floating rate based on 3-month LIBOR. Net settlements would have commenced on June 10, 2011. The termination date of this swap would have been September 12, 2012. The fair market value of this swap as of September 30, 2010 and December 31, 2009 was ($3.5) million and ($0.3) million, respectively, and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets.

However, in association with the refinancing transactions discussed in Note 4, Long-term Debt, we gave a termination notice to the counterparties to these two, forward-starting interest rate swaps in September 2010. Accordingly, during the third quarter of 2010, we reclassified the existing cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line item titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the expected settlement payment to the counterparties as part of Loss on interest rate swaps during the three and nine months ended September 30, 2010. In October 2010, an unwind fee of $6.9 million was made to the counterparties under these agreements to effect the termination.

Both forward-starting swaps were designated as cash flow hedges and were accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2009 Form 10-K.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As of September 30, 2010, we were secondarily liable for 48 such guarantees. The remaining terms of these guarantees ranged from one month to105 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $38.8 million.

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

We have been notified by one lessor regarding our former diagnostic division’s failure to perform under one equipment lease. As a result, we recorded a charge of $0.6 million as part of discontinued operations during the second quarter of 2010 and excluded this guarantee from the above amounts.

7.           Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
September 30, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Restricted marketable securities	$18.4	$-	$18.4	$-	M
June 2009 trading swap	2.5	-	2.5	-	I
Other long-term assets:
Restricted marketable securities	19.4	-	19.4	-	M
Accrued expenses and other current
liabilities:
March 2006 trading swap	(24.1)	-	(24.1)	-	I
December 2008 forward-starting swap	(3.4)	-	(3.4)	-	I
March 2009 forward-starting swap	(3.5)	-	(3.5)	-	I

December 31, 2009
Other current assets:
Restricted marketable securities	$2.7	$1.8	$0.9	$-	M
June 2009 trading swap	4.7	-	4.7	-	I
Other long-term assets:
Restricted marketable securities	18.3	-	18.3	-	M
December 2008 forward-starting swap	0.4	-	0.4	-	I
June 2009 trading swap	0.9	-	0.9	-	I
Accrued expenses and other current
liabilities:
March 2006 trading swap	(54.8)	-	(54.8)	-	I
March 2009 forward-starting swap	(0.3)	-	(0.3)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

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

		Fair Value Measurements at Reporting
		Date Using			Total Losses
	Net Carrying Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Investments in and advances
to nonconsolidated affiliates	$29.3	$-	$-	$29.3	$0.4	$0.4
Other long-term assets:
Assets held for sale	14.2	-	14.2	-	0.4	0.9

During the three and nine months ended September 30, 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the first quarter of 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals.

The above losses incurred in 2009 represented our write-down of certain assets to their estimated fair value based on offers we received from third parties to acquire the assets or other market conditions. The loss related to Investments in and advances to nonconsolidated affiliates is included in Other income in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009. The losses related to assets held for sale are included in Loss on disposal of assets in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009. In addition, during the three and nine months ended September 30, 2009, we recorded impairment charges of $4.0 million as part of our results of discontinued operations. This charge related to a hospital that qualified to be reported as discontinued operations during 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital primarily based on an offer from a third party to purchase the assets.

The loss associated with Investments in and advances to nonconsolidated affiliates resulted from an other-than-temporary impairment of an investment accounted for using the cost method of accounting. The investment was valued using its published net asset value discounted due to market fluctuations, the illiquid nature of the investment, and proposed changes to the investment’s structure. More specifically, and because we elected a liquidation option with regard to this investment, we discounted the net asset value of our holdings to account for anticipated sales of assets within this investment at prices lower that the currently stated net asset value.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$(24.1)	$(24.1)	$(54.8)	$(54.8)
December 2008 forward-starting swap	(3.4)	(3.4)	0.4	0.4
March 2009 forward-starting swap	(3.5)	(3.5)	(0.3)	(0.3)
June 2009 trading swap	2.5	2.5	5.6	5.6
Long-term debt:
Term Loan Facility	743.1	739.9	751.3	714.5
10.75% Senior Notes due 2016	495.4	549.4	494.9	542.5
8.125% Senior Notes due 2020	285.4	301.6	285.2	284.7
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	36.3	36.3	28.0	28.0
Financial commitments:
Letters of credit	-	48.7	-	95.2

8.           Income Taxes:

Our Provision for income tax benefit of $0.7 million for the three months ended September 30, 2010 includes the following: (1) current income tax benefit of $2.6 million primarily attributable to a reduction in our accrual for alternative minimum tax (“AMT”) and a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $1.6 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.3 million primarily attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $0.4 million for the nine months ended September 30, 2010 includes the following: (1) current income tax benefit of $8.9 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $6.1 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

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

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, and the availability of prudent tax planning strategies are important considerations in our assessment. While we recognize our recent earnings history is an example of positive evidence to be considered in our assessment, at this time, management continues to believe it is more-likely-than-not we will not realize a portion of our deferred tax assets due to our consideration of all positive and negative evidence available. Adjustments to the valuation allowance may be made in future periods if there is a change in management’s assessment of the amount of deferred income tax assets that is realizable. As of September 30, 2010, our valuation allowance approximated $876 million.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Total remaining gross unrecognized tax benefits were $50.9 million as of December 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2009 was $1.9 million. Gross unrecognized tax benefits decreased during the three and nine months ended September 30, 2010 due primarily to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims. Total remaining gross unrecognized tax benefits were $44.9 million as of September 30, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of September 30, 2010 was $1.1 million.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months and nine months ended September 30, 2010, we recorded $0.5 million and $2.3 million, respectively, of net interest income as part of our income tax provision. For the three months and nine months ended September 30, 2009, we recorded $0.4 million and $1.9 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $0.3 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2006. In the first quarter of 2010, the IRS initiated an audit of the 2008 tax year by combining it with an ongoing audit of the 2007 tax year. This combined audit is on-going.

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
9.            Earnings per Common Share:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$42.5	$33.9	$153.5	$92.4
Less: Net income attributable to noncontrolling
interests included in continuing operations	(10.1)	(8.0)	(30.1)	(25.2)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(19.5)	(19.5)
Income from continuing operations attributable
to HealthSouth common shareholders	25.9	19.4	103.9	47.7
Loss from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.6)	(9.1)	(3.6)	(11.0)
Net income attributable to HealthSouth
common shareholders	$25.3	$10.3	$100.3	$36.7

Denominator:
Basic weighted average common shares outstanding	92.8	87.6	92.7	87.6
Diluted weighted average common shares outstanding	108.3	102.2	108.3	101.6

Basic and diluted earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$0.28	$0.22	$1.12	$0.54
Loss from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	(0.10)	(0.04)	(0.12)
Net income attributable to HealthSouth
common shareholders	$0.27	$0.12	$1.08	$0.42

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended September 30, 2010 and 2009, the number of potential shares approximated 15.5 million and 14.6 million, respectively. For the nine months ended September 30, 2010 and 2009, the number of potential shares approximated 15.6 million and 14.0 million, respectively. For the three and nine months ended September 30, 2010 and 2009, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and nine months ended September 30, 2010 and 2009, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for all periods presented.

Options to purchase 2.0 million shares and 2.4 million shares of common stock were outstanding as of September 30, 2010 and 2009, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

See Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
10.           Contingencies:

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

In that same case, on August 26, 2009, Mr. Scrushy’s wife, Leslie Scrushy, filed a counterclaim against the plaintiffs and HealthSouth seeking a declaration that certain personal property belongs to her or her children and not to Mr. Scrushy. HealthSouth filed an answer in this case on September 24, 2009, denying Mrs. Scrushy’s entitlement to the relief she seeks. In August 2010, Mrs. Scrushy, the plaintiffs, and HealthSouth reached a pro tanto settlement agreement which resolved the plaintiffs’ fraudulent transfer claims against Mrs. Scrushy and Mrs. Scrushy’s counterclaim against HealthSouth. Under the settlement agreement, Mrs. Scrushy is required, among other things, to transfer certain property to plaintiffs, including liquid assets in excess of $2 million. The settlement agreement also requires certain closely held companies of Mr. and Mrs. Scrushy to convey substantially all of their assets to the plaintiffs. In addition, under the settlement, HealthSouth is relieved of its contractual obligation to continue paying premiums on certain split dollar life insurance policies on the life of Mr. Scrushy. The split dollar life insurance policies are owned by trusts established by Mr. Scrushy for the benefit of his children. We recorded a $0.8 million charge as part of Government, class action, and related settlements during the third quarter of 2010 for this obligation. Pursuant to the settlement, the split dollar policies will be terminated and their net cash surrender proceeds in the amount of approximately $2.0 million will be divided among HealthSouth, Mrs. Scrushy, and the Scrushy children’s trusts. The settlement does not release Mr. Scrushy from his obligation under the $2.9 billion judgment discussed above.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

In the Michigan Action, we filed a motion on October 17, 2008 asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. In its order setting aside the Consent Judgment, the court directed General Medicine and Horizon/CMS to confer with each other and the court’s case manager to determine what further proceedings are appropriate in the Michigan Action. On June 17, 2009, Horizon/CMS filed a motion for clarification requesting the court rule that Horizon/CMS has fully complied with its obligations under the settlement agreement and is therefore not required to participate in any further proceedings. On July 21, 2009, General Medicine filed a motion to compel Horizon/CMS to enter into a new consent judgment in favor of General Medicine. On February 25, 2010, the court granted Horizon/CMS’s motion, denied General Medicine’s motion, and ruled that no further proceedings were necessary in the litigation. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. On March 25, 2010, we moved to intervene in General Medicine’s appeal, and on March 26, 2010, we moved to dismiss a portion of General Medicine’s appeal as untimely. On July 9, 2010, the Court of Appeals granted our motion to intervene but denied our motion to dismiss “at this time” on grounds that our argument is “inextricably intertwined” with the merits of General Medicine’s appeal. Accordingly, we reasserted this argument in our principal brief filed with the Court of Appeals on September 22, 2010.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

We intend to vigorously defend ourselves in each of the arbitration hearings and prosecute our counterclaims against United. Although we continue to believe in the merit of our claims and counterclaims and the lack of merit in United’s, we have recorded an estimate of this potential liability as of September 30, 2010 and December 31, 2009, as this claim relates primarily to our former outpatient division. We consider this estimate to be adequate for these liability risks. However, there can be no assurance the ultimate liability, if any, will not exceed our estimate.

Other Litigation—

We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. On October 12, 2010, the court granted the plaintiffs’ motion to lift the stay and gave them 28 days to amend their complaint, after which time we will have the opportunity to respond to the amended complaint.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

We intend to vigorously defend ourselves in this case. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of these cases.

We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On September 2, 2010, we filed a notice of appeal of this verdict with the South Carolina Court of Appeals. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet as of September 30, 2010 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheet as of September 30, 2010.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2009 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$20.7	$337.6	$142.6	$(10.2)	$490.7
Operating expenses:
Salaries and benefits	13.7	166.2	69.6	(3.1)	246.4
Other operating expenses	6.9	47.4	21.4	(4.5)	71.2
General and administrative expenses	24.9	-	-	-	24.9
Supplies	1.7	18.8	7.3	-	27.8
Depreciation and amortization	2.9	12.5	3.9	-	19.3
Occupancy costs	1.0	9.1	4.6	(2.6)	12.1
Provision for doubtful accounts	0.2	3.0	1.1	-	4.3
Loss on disposal of assets	-	-	0.1	-	0.1
Government, class action, and related
settlements	0.8	-	-	-	0.8
Professional fees—accounting,
tax, and legal	5.2	-	-	-	5.2
Total operating expenses	57.3	257.0	108.0	(10.2)	412.1
Interest expense and amortization of
debt discounts and fees	28.5	2.1	0.7	(0.5)	30.8
Other income	(0.3)	(0.1)	(0.8)	0.5	(0.7)
Loss on interest rate swaps	9.0	-	-	-	9.0
Equity in net income of nonconsolidated
affiliates	(0.4)	(1.9)	-	-	(2.3)
Equity in net income of consolidated
affiliates	(41.9)	(10.0)	(0.9)	52.8	-
Management fees	(21.8)	16.8	5.0	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(9.7)	73.7	30.6	(52.8)	41.8
Provision for income tax (benefit)
expense	(42.1)	33.4	8.0	-	(0.7)
Income from continuing
operations	32.4	40.3	22.6	(52.8)	42.5
(Loss) income from discontinued
operations, net of tax	(0.6)	(0.2)	0.2	-	(0.6)
Net income	31.8	40.1	22.8	(52.8)	41.9
Less: Net income attributable to
noncontrolling interests	-	-	(10.1)	-	(10.1)
Net income attributable
to HealthSouth	$31.8	$40.1	$12.7	$(52.8)	$31.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$18.1	$326.2	$135.1	$(9.0)	$470.4
Operating expenses:
Salaries and benefits	12.3	158.3	66.5	(3.1)	234.0
Other operating expenses	3.8	45.9	20.7	(3.7)	66.7
General and administrative expenses	26.0	-	-	-	26.0
Supplies	1.6	18.7	7.3	-	27.6
Depreciation and amortization	2.2	11.7	3.9	-	17.8
Occupancy costs	0.8	8.9	4.3	(2.2)	11.8
Provision for doubtful accounts	0.8	5.3	1.7	-	7.8
Loss on disposal of assets	-	0.7	-	-	0.7
Government, class action, and
related settlements	8.5	-	-	-	8.5
Professional fees—accounting,
tax, and legal	3.5	-	-	-	3.5
Total operating expenses	59.5	249.5	104.4	(9.0)	404.4
Interest expense and amortization of
debt discounts and fees	27.3	2.0	0.8	(0.6)	29.5
Other income	(0.3)	(0.1)	(0.8)	0.6	(0.6)
Loss on interest rate swaps	7.9	-	-	-	7.9
Equity in net income of
nonconsolidated affiliates	(0.9)	(2.1)	-	-	(3.0)
Equity in net income of consolidated
affiliates	(38.7)	(1.0)	(0.8)	40.5	-
Management fees	(21.0)	16.2	4.8	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(15.7)	61.7	26.7	(40.5)	32.2
Provision for income tax (benefit)
expense	(39.4)	30.3	7.4	-	(1.7)
Income from continuing
operations	23.7	31.4	19.3	(40.5)	33.9
Loss from discontinued
operations	(6.9)	(0.5)	(1.7)	-	(9.1)
Net income	16.8	30.9	17.6	(40.5)	24.8
Less: Net income attributable to
noncontrolling interests	-	-	(8.0)	-	(8.0)
Net income attributable
to HealthSouth	$16.8	$30.9	$9.6	$(40.5)	$16.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$61.5	$1,026.0	$421.5	$(30.4)	$1,478.6
Operating expenses:
Salaries and benefits	39.7	494.6	204.9	(9.3)	729.9
Other operating expenses	16.3	142.9	68.8	(13.3)	214.7
General and administrative expenses	77.9	-	-	-	77.9
Supplies	4.8	58.1	22.0	-	84.9
Depreciation and amortization	8.3	36.7	11.3	-	56.3
Occupancy costs	2.9	26.4	13.5	(7.7)	35.1
Provision for doubtful accounts	1.1	12.0	4.0	-	17.1
Loss on disposal of assets	-	0.5	-	-	0.5
Governmental, class action, and related
settlements	0.8	-	-	-	0.8
Professional fees—accounting,
tax, and legal	13.8	-	-	-	13.8
Total operating expenses	165.6	771.2	324.5	(30.3)	1,231.0
Loss on early extinguishment
of debt	0.4	-	-	-	0.4
Interest expense and amortization of
debt discounts and fees	84.3	6.5	2.3	(1.7)	91.4
Other income	(0.8)	(0.2)	(3.5)	1.7	(2.8)
Loss on interest rate swaps	13.0	-	-	-	13.0
Equity in net income of nonconsolidated
affiliates	(1.6)	(5.8)	(0.1)	-	(7.5)
Equity in net income of consolidated
affiliates	(134.0)	(8.8)	(2.6)	145.4	-
Management fees	(65.8)	50.8	15.0	-	-
Income from continuing
operations before income tax
(benefit) expense	0.4	212.3	85.9	(145.5)	153.1
Provision for income tax (benefit)
expense	(121.6)	99.1	22.1	-	(0.4)
Income from continuing operations	122.0	113.2	63.8	(145.5)	153.5
Loss from discontinued
operations, net of tax	(2.2)	(1.0)	(0.5)	0.1	(3.6)
Net income	119.8	112.2	63.3	(145.4)	149.9
Less: Net income attributable to
noncontrolling interests	-	-	(30.1)	-	(30.1)
Net income attributable
to HealthSouth	$119.8	$112.2	$33.2	$(145.4)	$119.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$56.9	$992.7	$402.7	$(27.4)	$1,424.9
Operating expenses:
Salaries and benefits	37.5	478.9	198.0	(9.3)	705.1
Other operating expenses	12.7	136.7	62.4	(11.2)	200.6
General and administrative expenses	76.4	-	-	-	76.4
Supplies	4.7	56.9	22.0	-	83.6
Depreciation and amortization	6.4	34.7	11.7	-	52.8
Occupancy costs	2.9	26.7	13.1	(6.9)	35.8
Provision for doubtful accounts	2.1	17.1	6.1	-	25.3
Loss on disposal of assets	-	2.9	0.1	-	3.0
Government, class action, and
related settlements	41.3	-	-	-	41.3
Professional fees—accounting,
tax, and legal	5.0	-	-	-	5.0
Total operating expenses	189.0	753.9	313.4	(27.4)	1,228.9
Gain on early extinguishment of debt	(3.1)	-	-	-	(3.1)
Interest expense and amortization of
debt discounts and fees	88.2	6.1	2.5	(1.8)	95.0
Other income	(0.6)	(0.2)	(2.4)	1.8	(1.4)
Loss on interest rate swaps	16.7	-	-	-	16.7
Equity in net income of
nonconsolidated affiliates	(1.7)	(0.9)	(0.2)	-	(2.8)
Equity in net income of consolidated
affiliates	(126.0)	(7.4)	(2.6)	136.0	-
Management fees	(63.2)	49.1	14.1	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(42.4)	192.1	77.9	(136.0)	91.6
Provision for income tax (benefit)
expense	(107.9)	86.1	21.0	-	(0.8)
Income from continuing
operations	65.5	106.0	56.9	(136.0)	92.4
Loss from discontinued
operations, net of tax	(9.3)	(0.5)	(0.7)	-	(10.5)
Net income	56.2	105.5	56.2	(136.0)	81.9
Less: Net income attributable to
noncontrolling interests	-	(0.4)	(25.3)	-	(25.7)
Net income attributable
to HealthSouth	$56.2	$105.1	$30.9	$(136.0)	$56.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current Assets
Cash and cash equivalents	$187.3	$0.5	$2.7	$-	$190.5
Restricted cash	0.6	-	33.1	-	33.7
Accounts receivable, net	10.5	145.9	58.8	-	215.2
Other current assets	37.8	62.0	81.9	(106.8)	74.9
Total current assets	236.2	208.4	176.5	(106.8)	514.3
Property and equipment, net	38.0	490.0	155.7	-	683.7
Goodwill	-	277.1	151.8	-	428.9
Intangible assets, net	0.4	39.0	5.8	-	45.2
Investments in and advances to
nonconsolidated affiliates	2.5	25.8	3.3	-	31.6
Other long-term assets	60.0	208.4	65.2	(240.4)	93.2
Intercompany receivable	1,039.7	-	-	(1,039.7)	-
Total assets	$1,376.8	$1,248.7	$558.3	$(1,386.9)	$1,796.9
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$2.7	$11.3	$2.2	$-	$16.2
Accounts payable	12.0	25.1	12.2	-	49.3
Accrued expenses and other current
liabilities	210.6	60.7	65.2	(12.0)	324.5
Total current liabilities	225.3	97.1	79.6	(12.0)	390.0
Long-term debt, net of current portion	1,547.8	86.1	27.2	(22.0)	1,639.1
Other long-term liabilities	78.7	11.2	80.9	(8.1)	162.7
Intercompany payable	-	239.8	1,089.0	(1,328.8)	-
	1,851.8	434.2	1,276.7	(1,370.9)	2,191.8
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders’ (deficit) equity
HealthSouth shareholders' (deficit)
equity	(862.4)	814.5	(798.5	(16.0)	(862.4)
Noncontrolling interests	-	-	80.1	-	80.1
Total shareholders' (deficit)
equity	(862.4)	814.5	(718.4	(16.0)	(782.3)
Total liabilities and
shareholders’
(deficit) equity	$1,376.8	$1,248.7	$558.3	$(1,386.9)	$1,796.9

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
shareholders’ (deficit)
equity	$1,285.7	$1,218.6	$565.0	$(1,387.8)	$1,681.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$102.3	$209.4	$106.2	$(148.4)	$269.5
Cash flows from investing activities:
Capital expenditures	(6.2)	(25.7)	(18.3)	-	(50.2)
Acquisition of businesses, net of cash acquired	-	(34.1)	-	-	(34.1)
Proceeds from sale of restricted
investments	-	-	10.4	-	10.4
Purchase of restricted investments	-	-	(25.5)	-	(25.5)
Net change in restricted cash	1.7	-	26.4	-	28.1
Net settlements on interest rate swaps	(33.7)	-	-	-	(33.7)
Other	-	0.1	-	-	0.1
Net cash provided by investing
activities of discontinued operations	-	-	8.5	-	8.5
Net cash (used in) provided by
investing activities	(38.2)	(59.7)	1.5	-	(96.4)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(11.2)	-	-	3.0	(8.2)
Principal payments under capital lease
obligations	(1.7)	(7.5)	(1.5)	-	(10.7)
Dividends paid on convertible perpetual
preferred stock	(19.5)	-	-	-	(19.5)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(26.3)	-	(26.3)
Other	0.3	-	0.8	-	1.1
Change in intercompany advances	79.1	(143.5)	(81.0)	145.4	-
Net cash provided by (used in)
financing activities	47.0	(151.0)	(108.0)	148.4	(63.6)
Increase (decrease) in cash and cash
equivalents	111.1	(1.3)	(0.3)	-	109.5
Cash and cash equivalents at
beginning of period	76.2	1.8	2.9	-	80.9
Cash and cash equivalents of facilities
held for sale at beginning of period	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale at end of period	-	-	-	-	-
Cash and cash equivalents at end of
period	$187.3	$0.5	$2.7	$-	$190.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$181.3	$215.6	$97.9	$(132.7)	$362.1
Cash flows from investing activities:
Capital expenditures	(7.1)	(41.2)	(5.9)	-	(54.2)
Proceeds from sale of restricted
investments	-	-	1.9	-	1.9
Purchase of restricted investments	-	-	(2.1)	-	(2.1)
Net change in restricted cash	(0.2)	-	(31.8)	-	(32.0)
Net settlements on interest rate swaps	(30.3)	-	-	-	(30.3)
Net investment in interest rate swap	(6.4)	-	-	-	(6.4)
Other	(0.4)	0.9	(1.5)	-	(1.0)
Net cash provided by (used in) investing
activities of discontinued operations	0.1	-	(0.4)	-	(0.3)
Net cash used in investing
activities	(44.3)	(40.3)	(39.8)	-	(124.4)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(65.7)	(0.2)	-	3.0	(62.9)
Borrowings on revolving credit facility	10.0	-	-	-	10.0
Payments on revolving credit facility	(50.0)	-	-	-	(50.0)
Principal payments under capital lease
obligations	(0.2)	(7.2)	(2.5)	-	(9.9)
Dividends paid on convertible perpetual
preferred stock	(19.5)	-	-	-	(19.5)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(22.8)	-	(22.8)
Other	(0.1)	-	1.2	-	1.1
Change in intercompany advances	78.9	(167.7)	(40.9)	129.7	-
Net cash (used in) provided by financing
activities of discontinued operations	(0.4)	-	1.8	-	1.4
Net cash used in financing
activities	(47.0)	(175.1)	(63.2)	132.7	(152.6)
Increase (decrease) in cash and cash
equivalents	90.0	0.2	(5.1)	-	85.1
Cash and cash equivalents at
beginning of period	23.1	0.8	8.2	-	32.1
Cash and cash equivalents of facilities
held for sale at beginning of period	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale at end of period	-	-	(0.2)	-	(0.2)
Cash and cash equivalents at end of
period	$113.1	$1.0	$3.0	$-	$117.1

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

 Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of September 30, 2010, we operated 97 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 35 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 26 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States, including Texas.

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled physicians, nurses, and physical, occupational, and speech therapists utilize the latest in equipment and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by a physician order. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.

Net patient revenue from our hospitals was 5.3% and 4.8% higher for the three and nine months ended September 30, 2010 than the same periods of 2009 due to higher net patient revenue per discharge and a 2.5% and 1.9% increase in patient discharges, respectively. Operating earnings (as defined in Note 24, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2009 Form 10-K) were $70.8 million and $225.0 million for the three and nine months ended September 30, 2010, respectively, compared to $61.0 million and $173.6 million for the three and nine months ended September 30, 2009, respectively. Operating earnings for the three and nine months ended September 30, 2009 included a net charge of $8.5 million and $41.3 million, respectively, associated with Government, class action, and related settlements, compared to $0.8 million of similar charges in each period presented for 2010, as discussed below. Net cash provided by operating activities was $269.5 million and $362.1 million for the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities for the nine months ended September 30, 2010 included $11.9 million of state income tax refunds associated with prior periods. Net cash provided by operating activities for the nine months ended September 30, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of

$59.5 million in federal and state income tax refunds for prior periods. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this item for additional information.

Our development activities during 2010 have consisted of the following:

•
On September 30, 2010, we finalized the purchase of a 30-bed inpatient rehabilitation unit at the Sparks Regional Medical Center in Ft. Smith, Arkansas. The assets and operations of this unit will be relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Ft. Smith.

•	On September 20, 2010, we finalized our previously announced purchase of Sugar Land Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas.

•	Our new 25-bed, joint venture hospital in Bristol, Virginia began accepting patients in August 2010.

•	In August 2010, we purchased land in the Cypress area of northwest Houston, Texas. We expect construction to begin in December on a new, 40-bed inpatient rehabilitation hospital on this property.

•	On June 14, 2010, we began accepting patients at our newly built 40-bed hospital in Loudoun County, Virginia.

•	On June 1, 2010, we finalized our purchase of Desert Canyon Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada.

•	Effective January 1, 2010, we acquired a 23-bed inpatient rehabilitation unit in Little Rock, Arkansas through an existing joint venture in which we participate.

As discussed in the “Business Outlook” section below, our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage our balance sheet; (2) grow organically; (3) provide high-quality, cost-effective care; (4) pursue acquisitions on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages, and we believe this market factor aligns with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Key Challenges

Over the past few years, deleveraging and strengthening of our capital structure have been a primary strategic focus. We believe continued growth in our Adjusted Consolidated EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. In addition, during October 2010, we closed transactions that are consistent with our capital structure objectives. These transactions include a public offering of $275 million in aggregate principal amount of 7.25% senior notes due 2018 and $250 million in aggregate principal amount of 7.75% senior notes due 2022, as well as replacing our existing credit agreement with a new credit agreement that matures in 2015 and provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. See the “Liquidity and Capital Resources” section of this Item for additional information.

While we are pleased with our deleveraging efforts, our ability to execute our capital structure strategy, and our performance thus far in 2010, the following are some of the challenges we continue to face:

•
Volume Growth. Weakness in acute care volumes has created a difficult operating environment for all post-acute care providers, including our inpatient rehabilitation facilities (“IRFs”). Historically, acute care hospitals have referred approximately 94% of our patients to our hospitals. As acute care providers continue to report soft volumes, it may be more challenging to maintain our recent volume growth rates. As a result, we have adjusted our annual discharge volume growth assumption from 4+% to a range of 2.5% to 3.5%.

•
Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations have affected, or could in the future affect, our business activities by controlling the reimbursement we receive for services provided, mandating new documentation standards, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new beds to existing hospitals. Ensuring continuous compliance with these laws and regulations is an operating requirement for all healthcare providers.

Over the last several years, changes in regulations governing inpatient rehabilitation hospitals have created challenges for inpatient rehabilitation providers with many of these changes resulting in limitations on, and in some cases reductions to, reimbursement from Medicare, including reductions to the annual “market basket update” (i.e., annual adjustment to Medicare payment rates).

On August 7, 2009, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register the fiscal year 2010 notice of final rulemaking (the “2010 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The 2010 Rule contains Medicare pricing changes as well as changes to coverage requirements, as described below. The pricing changes were effective for Medicare discharges between October 1, 2009 and September 30, 2010 and included a 2.5% market basket update, which was the first market basket update we had received in 18 months. However, as discussed below, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Affordability Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). These laws include a reduction in annual market basket updates to providers. Starting on April 1, 2010, the market basket increase of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket updates are scheduled to occur each year through 2019, although the amount of each year’s decrease will vary over time and will include to-be-determined productivity adjustments, as discussed below.

The coverage requirements under the 2010 Rule apply to discharges occurring on or after January 1, 2010 and include requirements for preadmission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. Although these changes have not resulted in material modifications to our clinical or business models, they have resulted in significantly increased procedural and documentation requirements for all IRFs. In addition, due to the complexity of the changes within the 2010 Rule, CMS continues to clarify these revised coverage requirements. We have undertaken efforts to educate our employees and affiliated physicians on compliance with these new requirements, and we will continue to train our employees as these requirements are further clarified.

In addition, on July 22, 2010, CMS published in the federal register its IRF-PPS final rule for fiscal year 2011 (the “2011 Rule”). The 2011 Rule will be effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that will be reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which includes the acuity of our patients over the last twelve months and incorporates other adjustments of the 2011 Rule, we believe the 2011 Rule will increase our Medicare-related Net operating revenues for our IRFs by approximately 2.1% annually.

Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. On July 13, 2010, CMS published in the federal register its proposed rule for the Medicare Physician Fee Schedule for calendar year 2011 that would update pricing for outpatient therapy services. Under the proposed rule, CMS has proposed to implement a 50% rate reduction to the practice expense component for reimbursement of therapy expenses for additional procedures when multiple therapy services are provided to the same patient on the same day. While we would look to mitigate the impact of this proposal to our earnings, we currently estimate this proposal would decrease our Net operating revenues by approximately $4 million annually, beginning in 2011. In addition, there are several other potential pricing changes, both positive and negative, proposed in this rule, including an approximate

27% reduction in payments made under the Medicare Physician Fee Schedule. If Congress does not act to set aside implementation of these reductions to the physician fee schedule, as they have done in the past, we currently estimate the remaining pricing changes would have a negative impact of an additional approximate $6 million to our Net operating revenues annually, beginning in 2011. As an update to the above, on November 2, 2010, CMS released its notice of final rulemaking for the Medicare Physician Fee Schedule for calendar year 2011.  We are in the process of analyzing the final rule compared to the estimates provided above for the proposed rule published earlier this year.

There have also been several recent CMS initiatives focused on all of the nation’s IRFs, including HealthSouth’s IRFs, as a result of the Department of Health and Human Services’ Office of Inspector General’s (the “OIG”) annual work plans. One of these initiatives includes a nationwide review of IRFs’ transmissions of patient assessment instruments (“PAIs”) for calendar years 2006 and 2007. To administer the prospective payment system, CMS requires IRFs to electronically transmit a patient assessment instrument for each IRF patient to CMS’s National Assessment Collection Database (the “Database”). The date the PAI was transmitted to the Database is included on the submission sent to the fiscal intermediary for payment. If an IRF transmits the PAI more than 27 calendar days from the beneficiary’s discharge date, the IRF’s payment rate for the applicable case-mix group should be reduced by 25%. Therefore, the objective of the OIG’s review was, and still is, to determine whether IRFs received reduced case-mix-group payments for claims with PAIs that were transmitted late.

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

In addition, the OIG recently issued an audit report on all of the nation’s IRFs regarding improperly coded claims associated with coding rules governing transfer cases. Pursuant to Medicare’s transfer regulation, Medicare pays the full prospective payment to an IRF that discharges a beneficiary to home, while it pays a lesser amount, based on a per diem rate and the number of days the beneficiary spent in the IRF, for a transfer case. The audit identified overpayments to transferring IRFs that did not comply with Medicare’s transfer regulation. Based on the audit’s sample results, the OIG estimates the nation’s IRFs were overpaid approximately $34 million during the four-year period ended September 30, 2007. As part of its requests of all of the nation’s IRFs, the OIG requested a limited number of documents from us in order to validate our proper use of this transfer code during calendar year 2007. The OIG’s review of the documents requested from us did not result in any findings.

We have invested, and will continue to invest, substantial time, effort, and expense in implementing internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.

See also Item 1, Business, “Sources of Revenue” and “Regulation,” to the 2009 Form 10-K.

•
Healthcare Reform. Many issues within the 2010 Healthcare Reform Laws could have an impact on our business, including: (1) reducing annual market basket updates to providers, (2) the possible combining, or “bundling,” of acute care hospital and post-acute Medicare reimbursement at some point in the future, and (3) creating an Independent Payment Advisory Board.

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be determined productivity adjustment to the market basket update on an annual basis.

The 2010 Healthcare Reform Laws also direct the Department of Health and Human Services to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and are limited in scope to ten medical conditions. We will seek to participate in these pilot projects.

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

•
Staffing. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have refined our comprehensive compensation and benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. As a result of our efforts, we are experiencing improved retention rates and reduced turnover for our clinical staff. Going forward, recruiting and retaining qualified personnel for our hospitals will remain a high priority for us.

We continue to monitor efforts in Congress that could make it more difficult for employees to avoid or reject labor organization. At this time, it is not clear whether, when, or in what form, such legislation might be enacted into law, nor are we able to predict the impact, if any, this legislation would have on our business, if enacted.

Business Outlook

As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on our broad base of clinical expertise, the quality of our clinical outcomes, the application and leverage of rehabilitative technology, and the standardization of best practices all of which result in high-quality, cost-effective care for the patients we serve. Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage our balance sheet; (2) grow organically; (3) provide high-quality, cost-effective care; (4) pursue acquisitions on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry.

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

As discussed above, weak acute care volumes compared to historic trends have created a difficult operating environment for all post-acute care providers, including our IRFs. Until these volume trends in our acute care hospital referral sources change, it may be challenging for us to continue to grow our volumes at historic rates. Although we believe achieving discharge growth of 4+% may be challenging, we believe our strategic differentiation will allow us to increase discharges at an annual rate of 2.5% to 3.5%, thereby continuing our track record of gaining market share.

Healthcare providers are under increasing pressure to control costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. With this in mind, we are making certain investments in our core business in 2010. One investment is the piloting of an electronic clinical information system in our new hospital in Loudoun County, Virginia. This is an initial two-year pilot program with the goal of gaining a better understanding of the value proposition of a potential company-wide implementation. In addition, we will continue our company-wide initiative of developing best practices for different components of our operational structure by making an investment in our case management function. Our case managers are critical to our delivery system, as they coordinate the care plan and communication among the patient, the patient’s family, treatment team, and payors. In addition to these investments, as we bring both acquired and de-novo hospitals online, our expenses may outpace revenues at these hospitals for a short period.

Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We will continue to monitor the labor market and will make appropriate adjustments to remain competitive in this challenging environment while remaining committed to our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

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

Although we believe HealthSouth’s business outlook is positive, we continue to monitor the economic and regulatory climates and focus on initiatives designed to control costs. We anticipate we will be able to continue to generate strong cash flows that will be directed toward debt reduction and opportunistic, disciplined expansion of our inpatient business, which we believe will bring long-term, sustainable growth and returns to our stockholders.

Results of Operations

During the three and nine months ended September 30, 2010 and 2009, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Medicare	69.9%	67.8%	70.1%	67.6%
Medicaid	1.8%	2.1%	1.8%	2.2%
Workers’ compensation	1.6%	1.7%	1.6%	1.6%
Managed care and other discount plans	21.7%	23.4%	21.8%	23.2%
Other third-party payors	2.4%	2.4%	2.3%	2.8%
Patients	1.4%	1.3%	1.2%	1.2%
Other income	1.2%	1.3%	1.2%	1.4%
Total	100.0%	100.0%	100.0%	100.0%

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

For the three and nine months ended September 30, 2010 and 2009, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
	(In Millions, Except Percentage Change Data)
Net operating revenues	$490.7	$470.4	4.3%	$1,478.6	$1,424.9	3.8%
Operating expenses:
Salaries and benefits	246.4	234.0	5.3%	729.9	705.1	3.5%
Other operating expenses	71.2	66.7	6.7%	214.7	200.6	7.0%
General and administrative expenses	24.9	26.0	(4.2%)	77.9	76.4	2.0%
Supplies	27.8	27.6	0.7%	84.9	83.6	1.6%
Depreciation and amortization	19.3	17.8	8.4%	56.3	52.8	6.6%
Occupancy costs	12.1	11.8	2.5%	35.1	35.8	(2.0%)
Provision for doubtful accounts	4.3	7.8	(44.9%)	17.1	25.3	(32.4%)
Loss on disposal of assets	0.1	0.7	(85.7%)	0.5	3.0	(83.3%)
Government, class action, and
related settlements	0.8	8.5	(90.6%)	0.8	41.3	(98.1%)
Professional fees—accounting,
tax, and legal	5.2	3.5	48.6%	13.8	5.0	176.0%
Total operating expenses	412.1	404.4	1.9%	1,231.0	1,228.9	0.2%
Loss (gain) on early extinguishment of debt	-	-	N/A	0.4	(3.1)	(112.9%)
Interest expense and amortization of debt
discounts and fees	30.8	29.5	4.4%	91.4	95.0	(3.8%)
Other income	(0.7)	(0.6)	16.7%	(2.8)	(1.4)	100.0%
Loss on interest rate swaps	9.0	7.9	13.9%	13.0	16.7	(22.2%)
Equity in net income of nonconsolidated
affiliates	(2.3)	(3.0)	(23.3%)	(7.5)	(2.8)	167.9%
Income from continuing operations
before income tax benefit	41.8	32.2	29.8%	153.1	91.6	67.1%
Provision for income tax benefit	(0.7)	(1.7)	(58.8%)	(0.4)	(0.8)	(50.0%)
Income from continuing
operations	42.5	33.9	25.4%	153.5	92.4	66.1%
Loss from discontinued
operations, net of tax	(0.6)	(9.1)	(93.4%)	(3.6)	(10.5)	(65.7%)
Net income	41.9	24.8	69.0%	149.9	81.9	83.0%
Less: Net income attributable to
noncontrolling interests	(10.1)	(8.0)	26.3%	(30.1)	(25.7)	17.1%
Net income attributable
to HealthSouth	$31.8	$16.8	89.3%	$119.8	$56.2	113.2%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Salaries and benefits	50.2%	49.7%	49.4%	49.5%
Other operating expenses	14.5%	14.2%	14.5%	14.1%
General and administrative expenses	5.1%	5.5%	5.3%	5.4%
Supplies	5.7%	5.9%	5.7%	5.9%
Depreciation and amortization	3.9%	3.8%	3.8%	3.7%
Occupancy costs	2.5%	2.5%	2.4%	2.5%
Provision for doubtful accounts	0.9%	1.7%	1.2%	1.8%
Loss on disposal of assets	0.0%	0.1%	0.0%	0.2%
Government, class action, and related
settlements	0.2%	1.8%	0.1%	2.9%
Professional fees—accounting, tax, and
legal	1.1%	0.7%	0.9%	0.4%
Total	84.0%	86.0%	83.3%	86.2%

Additional information regarding our operating results for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Millions)
Net patient revenue—inpatient	$451.8	$429.2	$1,359.8	$1,297.7
Net patient revenue—outpatient and
other revenues	38.9	41.2	118.8	127.2
Net operating revenues	$490.7	$470.4	$1,478.6	$1,424.9

	(Actual Amounts)
Discharges	28,828	28,125	85,842	84,203
Outpatient visits	258,042	281,913	779,115	857,478
Average length of stay	14.1 days	14.3 days	14.3 days	14.4 days
Occupancy %	65.6%	67.0%	66.6%	68.3%
# of licensed beds	6,745	6,507	6,745	6,507
Full-time equivalents*	15,721	15,528	15,579	15,529

*
Excludes 401 and 400 full-time equivalents for the three months ended September 30, 2010 and 2009, respectively, and 397 and 394 full-time equivalents for the nine months ended September 30, 2010 and 2009, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

Our occupancy percentage has decreased in 2010 due to the addition of newly licensed beds, including 90 beds that came on-line in June 2010 and 75 beds that came on-line during the third quarter of 2010, as discussed above.

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

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.2% and 1.3% of consolidated Net operating revenues for the three months ended September 30, 2010 and 2009, respectively, and 1.2% and 1.4% of consolidated Net operating revenues for the nine months ended September 30, 2010 and 2009, respectively.

Net patient revenue from our hospitals was 5.3% higher for the three months ended September 30, 2010 than the three months ended September 30, 2009. This increase was attributable to higher net patient revenue per discharge and a 2.5% increase in patient discharges. Net patient revenue per discharge increased quarter over quarter primarily due to the pricing changes that are part of the 2010 Rule, as discussed above. Same store discharges were 0.4% higher quarter over quarter.

Net patient revenue from our hospitals was 4.8% higher for the nine months ended September 30, 2010 than the nine months ended September 30, 2009 due to the same reasons discussed above for the quarter-over-quarter increase. Patient discharges increased 1.9% during the nine months ended September 30, 2010 compared to the same period of 2009. Same store discharges were 0.7% higher period over period for the nine months.

Decreased outpatient volumes in both periods resulted primarily from the closure of outpatient satellite clinics in prior periods. For the nine-month period ended September 30, 2010, outpatient visit cancellations caused by the severe winter storms in some of our northeast and mid-Atlantic markets in the first quarter of 2010 also contributed to the decreased volume. Challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. As of September 30, 2010, we operated 35 outpatient satellite clinics, while as of September 30, 2009, we operated 44 outpatient satellite clinics.

As discussed above, the market basket increase of 2.5% IRFs received on October 1, 2009 was reduced to 2.25% effective April 1, 2010. As also discussed above, IRFs received a market basket update of 2.5% under the 2011 Rule effective October 1, 2010. However, this market basket update was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. Our EPOB decreased from 3.58 and 3.52 during the three and nine months ended September 30, 2009, respectively, to 3.57 and 3.49 during the three and nine months ended September 30, 2010, respectively. This represents an improvement of 0.3% and 0.9% for the quarter and year-to-date periods, respectively.

Salaries and benefits increased in both 2010 periods presented as a result of an approximate 2.3% merit increase provided to employees on October 1, 2009, an increase in the number of full-time equivalents as a result of our development activities, as discussed above, and a change in the mix of licensed versus non-licensed employees. The process of standardizing our labor practices across all of our hospitals, which we began last year with the roll-out of a new labor management system, and the implementation of the new coverage requirements that became effective January 1, 2010 have decreased the use of non-licensed employees, which increased our average cost per full-time equivalent.

Salaries and benefits as a percent of Net operating revenues continued to be positively impacted by continued improvement in labor productivity, a reduction in self-insured workers’ compensation costs due to revised actuarial estimates in the second quarter of 2010, and the Medicare pricing changes that became effective on October 1, 2009. These positive impacts are being offset by the decline in outpatient revenues, as discussed above. Salaries and benefits as a percent of Net operating revenues for the third quarter of 2010 increased over the same period of 2009 due primarily to an increase in the number of full-time equivalents at new or newly acquired hospitals who were ramping up operations during the period.

As it is routine to provide merit increases to our employees on October 1 of each year, which normally coincides with our annual Medicare pricing adjustment, we provided an approximate 2% merit increase to our employees effective October 1, 2010.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, insurance, professional fees, and repairs and maintenance.

Other operating expenses increased quarter over quarter due primarily to increased self-insurance costs associated with professional and general liability claims and investments we are making in our core business in 2010, including the investment in our case management function, as discussed above. Other operating expenses for the nine months ended September 30, 2010 increased over the comparable period of 2009 due primarily to an increase in self-insurance costs. As a result of the jury verdict discussed in Note 10, Contingencies, “Other Litigation,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we recorded a $4.6 million charge to Other operating expenses during the second quarter of 2010. In addition, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. In the second quarter of 2010, we recorded a $2.9 million increase in self-insurance costs associated with professional and general liability risks due to revised actuarial estimates that primarily resulted from an increase in expected losses on a subset of claims in our recent claims history. The investments in our core business, as discussed above, also impacted the year-to-date comparisons.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

General and administrative expenses as a percent of Net operating revenues decreased in each period presented primarily as a result of effective expense management and our increasing revenue base.

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

Government, Class Action, and Related Settlements

Government, class action, and related settlements for the three and nine months ended September 30, 2010 included a charge of $0.8 million associated with a settlement discussed in Note 10, Contingencies, “Litigation By and Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Government, class action, and related settlements for the three and nine months ended September 30, 2009 included a $8.2 million and $41.9 million, respectively, increase in the liability associated with our securities litigation (as discussed in Note 22, Settlements, to the consolidated financial statements accompanying the 2009 Form 10-K) based on the value of our common stock and the associated common stock warrants underlying this settlement. These shares of common stock and associated common stock warrants were issued on September 30, 2009. Government, class action, and related settlements for the three and nine months ended September 30, 2009 also included a net charge of $0.3 million associated with certain settlements and other matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2009 Form 10-K. Similar items resulted in a net gain of $0.6 million during the nine months ended September 30, 2009.

Professional Fees—Accounting, Tax, and Legal

Professional fees – accounting, tax, and legal for the three and nine months ended September 30, 2010 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues.

As discussed in Note 23, Contingencies and Other Commitments, to the 2009 Form 10-K, in June 2009, a court ruled that Richard M. Scrushy, our former chairman and chief executive officer, committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of an accrual for his legal fees during the second quarter of 2009, which resulted in a reduction in Professional fees – accounting, tax, and legal of $6.5 million during the nine months ended September 30, 2009. Excluding the reversal of these fees, Professional fees – accounting, tax, and legal for the three and nine months ended September 30, 2009 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues and income tax return and preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

Interest Expense and Amortization of Debt Discounts and Fees

Approximately $2.0 million of the increase in Interest expense and amortization of debt discounts and fees quarter over quarter was due to higher average interest rates during the third quarter of 2010 compared to the same quarter of 2009. Our average rate during the third quarter of 2010 was 7.0%, while our average rate during the third quarter of 2009 was 6.6%. The increase in interest expense that resulted from higher average interest rates was partially offset by lower average borrowings quarter over quarter.

Interest expense and amortization of debt discounts and fees decreased during the nine months ended September 30, 2010 compared to the same period of 2009 due primarily to lower average borrowings during 2010. The decrease that resulted from lower average borrowings was slightly offset by higher average interest rates in 2010. Our average interest rate during the first nine months of 2010 was 6.9% compared to an average rate of 6.8% for the same period of 2009.

As discussed in Note 5, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we have effectively converted $884.0 million of variable rate interest to a fixed rate via interest rate swaps that are not designated as hedges. Because these swaps are not designated as hedges, the line item Interest expense and amortization of debt discounts and fees benefits from historically low floating interest rates. However, lower floating interest rates generate increased payments on our interest rate swaps and increase amounts included in the line item Loss on interest rate swaps.

See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item for a discussion of the refinancing transactions we completed in October 2010. As part of these transactions, we repaid Tranche A and Tranche B of our term loan facility, which accrued interest at rates of 2.5% and 4.0% per annum, respectively, as of September 30, 2010 primarily using the net proceeds from $275 million of senior notes that accrue interest at 7.25% per annum and $250 million of senior notes that accrue interest at 7.75% per annum. The higher interest rate on the new senior notes relative to the term loans will cause interest expense to increase in subsequent periods.

Other Income

Other income is primarily comprised of interest income and gains and losses on sales of investments. Other income for the nine months ended September 30, 2009 included $0.8 million of impairment charges associated with our marketable equity securities (see Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2009 Form 10-K).

Loss on Interest Rate Swaps

Our Loss on interest rate swaps in each period represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The net (gain) or loss recorded in each period presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses. In addition, Loss on interest rate swaps also includes any ineffectiveness associated with our two, forward-starting interest rate swaps that are designated as hedges.

In association with the refinancing transactions discussed in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item, in September 2010, we gave a termination notice to the counterparties to our two forward-starting interest rate swaps. Accordingly, during the third quarter of 2010, we reclassified the cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line item titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the expected settlement payment to the counterparties as part of Loss on interest rate swaps during the three and nine months ended September 30, 2010. In October 2010, an unwind fee of $6.9 million was made to the counterparties under these agreements to effect the termination. See Note 5, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information.

During the three months ended September 30, 2010 and 2009, we made net cash settlement payments of $10.6 million and $11.2 million, respectively, to our counterparties. During the nine months ended September 30, 2010 and 2009, we made net cash settlement payments of $33.7 million and $30.3 million, respectively, to our counterparties. For additional information regarding these interest rate swaps, see Note 5, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Equity in Net Income of Nonconsolidated Affiliates

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

Income from Continuing Operations Before Income Tax Benefit

The increase in Income from continuing operations before income tax benefit (“pre-tax income”) during both the quarter and year-to-date periods primarily resulted from increased Net operating revenues. While we effectively managed hospital-related operating expenses at our existing portfolio of hospitals, hospital-related operating expenses outpaced revenues at our new and newly acquired hospitals during both 2010 periods presented resulting in little flow through from these hospitals to pre-tax income. In addition, pre-tax income for the three and nine months ended September 30, 2009 included net losses of $8.5 million and $41.3 million, respectively, associated with Government, class action, and related settlements, compared to $0.8 million recorded for Government, class action, and related settlements for each of the 2010 periods presented.

See also Note 11, Condensed Consolidating Financial Information, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for condensed consolidating financial information prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

Provision for Income Tax Benefit

Our Provision for income tax benefit of $0.7 million for the three months ended September 30, 2010 included the following: (1) current income tax benefit of $2.6 million primarily attributable to a reduction in our accrual for alternative minimum tax (“AMT”) and a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $1.6 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.3 million primarily attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $0.4 million for the nine months ended September 30, 2010 included the following: (1) current income tax benefit of $8.9 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $6.1 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $1.7 million for the three months ended September 30, 2009 included the following: (1) net current income tax benefit of $3.9 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $1.7 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.5 million attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax benefit of $0.8 million for the nine months ended September 30, 2009 included the following: (1) current income tax benefit of $9.1 million primarily attributable to state income tax refunds received, or expected to be received, offset by (2) current income tax expense of $5.9 million attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million attributable to increases in basis differences of certain indefinite-lived assets and a decrease in our deferred tax asset related to the AMT Refundable Tax Credit.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period. These amounts increased in both periods of 2010 over the same periods of 2009 due primarily to bed additions at partnership hospitals and one hospital that was wholly owned prior to becoming a partnership in the fourth quarter of 2009.

Results of Discontinued Operations

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
HealthSouth Corporation:
Net operating revenues	$0.1	$2.4	$1.0	$7.5
Costs and expenses	0.5	3.1	2.3	10.7
Impairments	-	4.0	0.6	4.0
Loss from discontinued operations	(0.4)	(4.7)	(1.9)	(7.2)
Loss on disposal of assets of discontinued operations	-	-	(0.9)	(0.4)
Income tax benefit	-	-	0.2	0.1
Loss from discontinued operations, net of tax	$(0.4)	$(4.7)	$(2.6)	$(7.5)
Other:
Net operating revenues	$0.4	$2.2	$1.0	$7.2
Costs and expenses	0.6	7.3	1.7	10.9
Impairments	-	-	-	-
Loss from discontinued operations	(0.2)	(5.1)	(0.7)	(3.7)
Gain (loss) on disposal of assets of discontinued operations	-	0.7	(0.3)	0.8
Income tax expense	-	-	-	(0.1)
Loss from discontinued operations, net of tax	$(0.2)	$(4.4)	$(1.0)	$(3.0)
Total:
Net operating revenues	$0.5	$4.6	$2.0	$14.7
Costs and expenses	1.1	10.4	4.0	21.6
Impairments	-	4.0	0.6	4.0
Loss from discontinued operations	(0.6)	(9.8)	(2.6)	(10.9)
Gain (loss) on disposal of assets of discontinued operations	-	0.7	(1.2)	0.4
Income tax benefit	-	-	0.2	-
Loss from discontinued operations, net of tax	$(0.6)	$(9.1)	$(3.6)	$(10.5)

HealthSouth Corporation. Our results of discontinued operations primarily included the operations of the Dallas Medical Center (closed in October 2008) and our hospital in Baton Rouge, Louisiana (sold in January 2010). During the first quarter of 2010, we recorded an impairment charge of $0.6 million related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals. In addition, during the three and nine months ended September 30, 2009, we recorded an impairment charge of $4.0 million related to our hospital in Baton Rouge, Louisiana. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third party to purchase the assets.

Other. Results of discontinued operations in “other” primarily included the results of operations of our former surgery centers, outpatient, and diagnostic divisions. See Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.

Liquidity as of September 30, 2010 – Pre-Refinancing Transactions

As of September 30, 2010, we had $190.5 million in Cash and cash equivalents. This amount excludes $33.7 million in Restricted cash and $37.8 million of restricted marketable securities ($18.4 million included in Other current assets and $19.4 million included in Other long-term assets in our condensed consolidated balance sheet included in this report). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. Cash and cash equivalents increased during the first nine months of 2010 primarily due to strong operational cash flows as a result of increased Net operating revenues, as discussed above, and effective expense management. We also negotiated with certain of our external partners to release restrictions placed on the joint venture’s cash which allowed us to manage and control the use of the joint venture’s cash (see Note 3, Cash and Marketable Securities, to the financial statements accompanying the 2009 Form 10-K). In addition, as of September 30, 2010, we had all $400 million available to us under our revolving credit facility.

 Our credit agreement governs the vast majority of our senior secured borrowings and contains financial covenants that include a leverage ratio and an interest coverage ratio. As of September 30, 2010, we were in compliance with the covenants under our credit agreement.

Liquidity as of September 30, 2010 – Post-Refinancing Transactions

The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and to enhance the flexibility of our capital structure. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital and credit markets and general business environment. Enhancing the flexibility of our capital structure includes reducing our refinancing risks within any single 24-month interval, allowing for debt prepayments with excess cash flow, and loosening or eliminating certain restrictive terms associated with our historic credit agreement.

Consistent with these objectives, during October 2010, we completed a public offering of $275 million in aggregate principal amount of 7.25% senior notes due 2018 and $250 million in aggregate principal amount of 7.75% senior notes due 2022. The net proceeds from the notes offering along with $128.6 million of cash on hand were used to repay amounts outstanding under our term loan facility that was part of our then –existing credit agreement. In addition, in October 2010, we replaced our existing credit agreement with a new credit agreement that matures in 2015 and provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. At closing, we drew $100 million on the new revolving credit facility and used it, along with available cash, to repay all remaining amounts outstanding under the former term loan facility. The following table shows our outstanding debt as of September 30, 2010 before and after the refinancing transactions (in millions):

	As of September 30, 2010
	Actual	Adjustments	As Adjusted
Advances under $400 million revolving credit facility	$-	$-	$-
Advances under $500 million revolving credit facility	-	100.0	100.0
Term loan facility	743.1	(743.1)	-
Bonds payable—
10.75% Senior notes due 2016	495.4	-	495.4
7.25% Senior notes due 2018	-	275.0	275.0
8.125% Senior notes due 2020	285.4	-	285.4
7.75% Senior notes due 2022	-	250.0	250.0
Other bonds payable	1.8	-	1.8
Other notes payable	36.3	-	36.3
Capital lease obligations	93.3	-	93.3
	1,655.3	(118.1)	1,537.2
Less: Current portion	(16.2)	1.3	(14.9)
Long-term debt, net of current portion	$1,639.1	$(116.8)	$1,522.3

In addition, we terminated our two, forward-starting interest rate swaps which hedged forecasted variable cash flows associated with the former term loan facility. In October 2010, an unwind fee of $6.9 million was made to the counterparties under these agreements to effect the termination.

If these transactions had been completed as of September 30, 2010, we would have had approximately $46.3 million of Cash and cash equivalents after using $128.6 million to repay a portion of the term loan facility, $6.9 million to unwind our two, forward-starting interest rate swaps, and an estimated $8.7 million in costs and fees associated with the October 2010 refinancing transactions. In addition, we would have had $351.3 million available to us under our revolving credit facility, along with the restricted assets discussed above. Availability under our new revolving credit facility includes the impact of $48.7 million of letters of credit outstanding as of September 30, 2010.

After the refinancing transactions, we have scheduled principal payments of $3.9 million and $14.8 million in the fourth quarter of 2010 and 2011, respectively. We do not face near-term refinancing risk, as our new revolving credit facility does not expire until 2015, and the majority of our bonds are not due until 2016 and beyond.

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

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$269.5	$362.1
Net cash used in investing activities	(96.4)	(124.4)
Net cash used in financing activities	(63.6)	(152.6)
Increase in cash and cash equivalents	$109.5	$85.1

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2010 included $11.9 million of state income tax refunds associated with prior periods. Net cash provided by operating activities for the nine months ended September 30, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $59.5 million of federal and state income tax refunds associated with prior periods. See Note 19, Income Taxes, and Note 22, Settlements, to the consolidated financial statements accompanying the 2009 Form 10-K for additional information. Excluding these amounts, Net cash provided by operating activities increased period over period due to the increase in Net operating revenues and disciplined expense management, as discussed above. In addition, the timing of payroll and payments associated with self-insured risks impacted the period-over-period variance.

Investing activities. Net cash used in investing activities decreased period over period due to a reduction in restricted cash , as discussed above, and the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana in January 2010, offset by the use of $34.1 million related to business acquisitions, as discussed above.

Financing activities. Net cash used in financing activities decreased period over period due to a reduction in net debt payments. Net debt payments were $18.9 million during the nine months ended September 30, 2010 and resulted from scheduled principal payments on long-term debt. Net debt payments were $112.8 million during the nine months ended September 30, 2009.

Adjusted Consolidated EBITDA

Management believes Adjusted Consolidated EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures.

We use Adjusted Consolidated EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K and Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These covenants are material terms of the credit agreement. Non-compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted Consolidated EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted Consolidated EBITDA, per our credit agreement, allows us to add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation and support matters discussed in Note 22, Settlements, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2009 Form 10-K and Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted Consolidated EBITDA to Net income and to Net cash provided by operating activities.

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

The definitions of our interest coverage ratio, leverage ratio, and Adjusted Consolidated EBITDA in our new amended and restated credit agreement are the same as those in our former credit agreement. See also Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

Our Adjusted Consolidated EBITDA for the three months and nine months ended September 30, 2010 and 2009 was as follows (in millions):

Reconciliation of Net Income to Adjusted Consolidated EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$41.9	$24.8	$149.9	$81.9
Loss from discontinued operations, net of
tax, attributable to HealthSouth	0.6	9.1	3.6	11.0
Provision for income tax benefit	(0.7)	(1.7)	(0.4)	(0.8)
Loss on interest rate swaps	9.0	7.9	13.0	16.7
Interest expense and amortization of debt discounts
and fees	30.8	29.5	91.4	95.0
Loss (gain) on early extinguishment of debt	-	-	0.4	(3.1)
Professional fees—accounting, tax, and legal	5.2	3.5	13.8	5.0
Government, class action, and related settlements	0.8	8.5	0.8	41.3
Net noncash loss on disposal of assets	0.1	0.7	0.5	3.0
Depreciation and amortization	19.3	17.8	56.3	52.8
Stock-based compensation expense	3.4	3.4	11.2	9.9
Net income attributable to noncontrolling interests	(10.1)	(8.0)	(30.1)	(25.7)
Other	0.2	0.4	0.2	1.3
Adjusted Consolidated EBITDA	$100.5	$95.9	$310.6	$288.3

Reconciliation of Adjusted Consolidated EBITDA to Net Cash Provided by Operating Activities

	Nine Months Ended September 30,
	2010	2009
Adjusted Consolidated EBITDA	$310.6	$288.3
Provision for doubtful accounts	17.1	25.3
Professional fees—accounting, tax, and legal	(13.8)	(5.0)
Interest expense and amortization of debt discounts and fees	(91.4)	(95.0)
UBS Settlement proceeds, gross	-	100.0
Equity in net income of nonconsolidated affiliates	(7.5)	(2.8)
Net income attributable to noncontrolling interests in
continuing operations	30.1	25.2
Amortization of debt discounts and fees	5.1	4.8
Distributions from nonconsolidated affiliates	4.7	6.5
Current portion of income tax benefit	2.8	3.2
Change in assets and liabilities	19.8	32.5
Change in government, class action, and related settlements	(0.8)	(11.0)
Other operating cash used in discontinued operations	(5.5)	(9.4)
Other	(1.7)	(0.5)
Net cash provided by operating activities	$269.5	$362.1

The increase in Adjusted Consolidated EBITDA was due primarily to the increase in Net operating revenues offset by hospital-related operating expenses associated with our new or newly acquired hospitals and increased noncontrolling interests expense, as discussed above.

Funding Commitments

After the refinancing transactions discussed above, we have scheduled principal payments of $3.9 million and $14.8 million in the fourth quarter of 2010 and 2011, respectively, related to long-term debt obligations. For additional information, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2009 Form 10-K.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de-novo projects, IT initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2010, we made capital expenditures of $50.2 million. During 2010, we expect to spend approximately $80 million for capital expenditures. Approximately $40 million of this budgeted amount is considered discretionary. Actual amounts spent will be dependent upon our continued strong cash flows from operations, the timing of development projects, and any development opportunities that may present themselves. In addition to these amounts, we have spent $34.1 million during the nine months ended September 30, 2010 to acquire three inpatient rehabilitation businesses.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of September 30, 2010, we were secondarily liable for 48 such guarantees. The remaining terms of these guarantees range from one month to105 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $38.8 million.

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

We have been notified by one lessor regarding our former diagnostic division’s failure to perform under one equipment lease. As a result, we recorded a charge of $0.6 million as part of discontinued operations during the second quarter of 2010 and excluded this guarantee from the above amounts.

Contractual Obligations

Our consolidated contractual obligations as of September 30, 2010 are as follows (in millions):

	Total	October 1 through December 31, 2010	2011 – 2012	2013 – 2014	2015 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)(b)	$1,343.9	$0.3	$4.3	$2.8	$1,336.5
Revolving credit facility (a)	100.0	-	-	-	100.0
Interest on long-term debt (a)(c)	978.8	30.8	248.3	247.7	452.0
Capital lease obligations (d)	144.6	5.3	36.6	25.5	77.2
Operating lease obligations (e)(f)	256.5	10.9	73.3	51.5	120.8
Purchase obligations (f)(g)	14.6	2.2	9.7	2.7	-
Other long-term liabilities (h)	3.6	0.1	0.5	0.4	2.6
Total	$2,842.0	$49.6	$372.7	$330.6	$2,089.1

(a)
Amounts have been adjusted to reflect the impact of the October 2010 refinancing transactions discussed in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(b)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying our 2009 Form 10-K.

(c)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2010. Interest related to capital lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps.

(d)	Amounts include interest portion of future minimum capital lease payments.

(e)
We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying our 2009 Form 10-K. In addition, as of September 30, 2010, these amounts exclude $1.2 million of operating lease obligations associated with facilities that are reported in discontinued operations.

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

(h)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 23, Contingencies and Other Commitments, to the consolidated financial statements accompanying our 2009 Form 10-K. Also, at September 30, 2010, we had $44.9 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $1.1 million as of September 30, 2010. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue in 2010. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to the condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of September 30, 2010 is shown in the following table (in millions):

	As of September 30, 2010
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$782.6	51.3%	$852.8	53.5%
Variable rate debt	743.1	48.7%	739.9	46.5%
Total long-term debt	$1,525.7	100.0%	$1,592.7	100.0%

As a result of the October 2010 refinancing transactions discussed in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) of this report, we converted a significant portion of our variable rate debt to fixed rate debt, as shown in the following table (in millions):

	As of September 30, 2010 - As Adjusted
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,307.6	92.9%	$1,377.9	93.2%
Variable rate debt	100.0	7.1%	100.0	6.8%
Total long-term debt	$1,407.6	100.0%	$1,477.9	100.0%

As part of the October 2010 refinancing transactions, we repaid Tranche A and Tranche B of our term loan facility, which accrued interest at rates of 2.5% and 4.0%, respectively, per annum as of September 30, 2010, primarily using the net proceeds from $275 million of senior notes that accrue interest at 7.25% per annum and $250 million of senior notes that accrue interest at 7.75% per annum. Therefore, interest expense will increase in subsequent periods. However, the impact of future interest rate changes on our interest expense and related cash flows has been mitigated due to the significant portion of our portfolio that now accrues interest at a fixed rate. Rather, future changes in interest rates will have an increased effect on the net fair value of our predominantly fixed interest rate debt portfolio.

As discussed in Note 5, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. The termination date of this swap is March 10, 2011. As also discussed in that note, in June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. The termination date of this swap is March 10, 2011.

Our variable-rate interest expense increases or decreases as interest rates change. However, the net settlement payments or receipts on the interest rate swaps described above offset a majority of those changes. Because these swaps are not designated as hedges, net settlements are included in the line item Loss on interest rate swaps in the condensed consolidated statements of operations and are not included in interest expense.

Based on the size of our variable rate debt as of September 30, 2010, as adjusted for the refinancing transactions discussed above and inclusive of the impact of the net conversion of $884.0 million of variable rate interest to a fixed rate via interest rate swaps, as discussed above, a 1% increase in interest rates would result in an incremental positive cash flow of approximately $1.5 million over the next 12 months. Because our variable rate debt and interest rate swaps are indexed to LIBOR, which was below 1% as of September 30, 2010, our down-rate scenario assumes a 0% interest rate for the next 12 months, which would result in an incremental negative cash flow of approximately $0.5 million. A decrease in interest rates results in negative cash flow due to our hedging position, the current low LIBOR rate, and the assumption that LIBOR will not fall below 0%.

A 1% increase in interest rates would result in an approximate $54.6 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $48.3 million increase in its estimated net fair value.

As of September 30, 2010, we had two forward-starting interest rate swaps which hedged forecasted variable cash flows associated with our former term loan facility. However, in association with the refinancing transactions discussed above, we gave a termination notice to the counterparties to these two, forward-starting interest rate swaps in September 2010. See Note 5, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2010 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.                      Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and March 31, 2010 and our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form
10-K”).

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended September 30, 2010:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Be Yet Purchased Under the Plans or Programs
July 1 through
July 31, 2010	98	$17.91	-	-
August 1 through
August 31,2010	576	18.39	-	-
September 1 through			-	-
September 30, 2010	-	-	-	-
Total	674	18.32	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 6.                      Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009, (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).

3.4	Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	01.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH Corporation

By:	/s/ DOUGLAS E. COLTHARP
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	November 3, 2010

EXHIBIT INDEX

No.	Description

3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005).

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009, (incorporated by reference to Exhibit 3.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).

3.4	Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

1	01.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document