Form 10-K
period 2010-12-31
HEALTHSOUTH CORP
filed 2011-02-24
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☒           Accelerated filer  ☐           Non-Accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.7 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 93,341,436 shares of common stock of the registrant outstanding, net of treasury shares, as of February 15, 2011.
DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s 2011 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, our business strategy, our financial plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•	each of the factors discussed in Item 1A, Risk Factors;

•	uncertainties and factors discussed elsewhere in this Form 10-K, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
changes in the regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform, and related increases in the costs of complying with such changes;

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

•
our ability to successfully complete and integrate acquisitions, investments, and joint ventures consistent with our growth strategy, including the realization of anticipated revenues, cost savings, and productivity improvements arising from the related operations; and

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

Overview of the Company

General

HealthSouth Corporation was organized as a Delaware corporation in February 1984. As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “Company” refer to HealthSouth Corporation and its consolidated subsidiaries, unless otherwise stated or indicated by context. This drafting style is suggested by the Securities and Exchange Commission and is not meant to imply that HealthSouth Corporation, the publicly traded parent company, owns or operates any specific asset, business, or property. The hospitals, operations, and businesses described in this filing are primarily owned and operated by subsidiaries of the parent company. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing. Our principal executive offices are located at 3660 Grandview Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116. In addition to the discussion here, we encourage you to read Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.

We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. In order to focus on this core business and to reduce the excessive amount of debt incurred by the Company’s previous management, we completed a strategic repositioning in 2007 when we divested our surgery centers, outpatient, and diagnostic divisions. For a discussion of the divestitures, see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements. We operate 97 inpatient rehabilitation hospitals (including 3 joint venture hospitals which we account for using the equity method of accounting), 6 freestanding long-term acute care hospitals (“LTCHs”), 32 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. As of December 31, 2010, our inpatient rehabilitation hospitals and LTCHs had 6,745 licensed beds (excluding the three hospitals that have 234 licensed beds and operate as joint ventures which we account for using the equity method of accounting). While our national network of inpatient hospitals stretches across 26 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. For additional detail on our hospitals and selected operating data, see the table in Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations.” In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts.

Our consolidated Net operating revenues approximated $2.0 billion, $1.9 billion, and $1.8 billion for the years ended December 31, 2010, 2009, and 2008, respectively. For 2010, approximately 92% of our Net operating revenues came from inpatient services and approximately 8% came from outpatient services and other revenue sources (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations”). During 2010, our inpatient rehabilitation hospitals treated and discharged 116,153 patients.

Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize the latest in technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our inpatient rehabilitation hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes. Our LTCHs provide medical treatment to patients with chronic diseases and/or complex medical conditions. In order for a hospital to qualify as an LTCH, Medicare patients discharged from the hospital in any given cost reporting year must have an average length-of-stay in excess of 25 days.

Competitive Strengths

As the nation’s largest provider of inpatient rehabilitative healthcare services and with our business focused primarily on those services, we believe we also differentiate ourselves from our competitors in the following ways:

•
People. We believe our 23,000 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding rehabilitative care to patients across the country. We also undertake significant efforts to ensure our clinical and support staff maintains the education and training necessary to provide the highest quality rehabilitative care in a cost-effective manner.

•
Quality. Our hospitals provide a broad base of clinical experience from which we have developed clinical best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high-quality rehabilitative healthcare services across all of our hospitals. We have developed a program called “TeamWorks,” which is an operations-focused initiative using identified “best practices” to reduce inefficiencies and improve performance across a wide spectrum of operational areas. In 2010, we initiated a care management project within TeamWorks and a company-wide campaign to improve the patient experience.

•
Efficiency and Cost Effectiveness. Our size helps us provide inpatient rehabilitative healthcare services on a cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize proven staffing models and take advantage of certain supply chain efficiencies. We have previously successfully implemented a TeamWorks marketing initiative to leverage best practices from across our hospitals. In addition, we have recently developed a proprietary management reporting system, which aggregates near real time data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals as well as executive management. This system allows users to analyze data and view reports across the enterprise, region, state, or local levels.

•
Technology. As a market leader in inpatient rehabilitation, we have devoted substantial effort and expertise to leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking. Technology instituted in our facilities allows us to effectively treat patients with a wide variety of significant physical disabilities. In addition to the management reporting system developed internally, we are currently piloting a rehabilitation specific clinical information system that we believe will improve patient care and safety and operational efficiency. Subject to the results of the pilot and the approval by our board of directors, we intend to begin rolling out this system across our hospitals in 2012.

Patients and Demographic Trends

Demographic trends, such as population aging, will affect long-term growth in healthcare spending. While we treat patients of all ages, most of our patients are persons 65 and older. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages and life expectancies increase. In addition, the number of Medicare patients that qualify for inpatient rehabilitative care under Medicare rules is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Strategy

In anticipation of the continuing capital market volatility throughout 2010 and the significant changes in the broader healthcare regulatory landscape, we focused our 2010 strategy on:

•	Further deleveraging our balance sheet,

•	growing organically,

•	providing high-quality, cost-effective care,

•	pursuing acquisitions of inpatient rehabilitation facilities on a disciplined, opportunistic basis, and

•	adapting to regulatory changes affecting our industry.

While growth in Adjusted EBITDA was the focus of our 2010 deleveraging efforts, we also reduced our total debt outstanding by approximately $151 million. Additionally, we improved our overall debt profile in October 2010 by refinancing our credit agreement. In that refinancing, we extended debt maturities and reduced floating interest rate exposure by replacing our term loans with later maturing fixed rate senior notes. We used cash on hand, a draw under our new revolving credit facility, and the net proceeds from the October 2010 issuance of $275.0 million of 7.25% senior notes due 2018 and $250.0 million of 7.75% senior notes due 2022 to repay all $743.1 million of our former term loans. We also improved the flexibility of our capital structure by amending other terms of our credit agreement to provide for a senior secured revolving credit facility of up to $500.0 million, including a $260.0 million letter of credit subfacility maturing in October 2015, and to make other changes that are more consistent with our financial position. For a more detailed discussion of these transactions, our debt profile, leverage and liquidity, see Item 1A, Risk Factors; Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources;” and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Our organic growth resulted, and will continue to result, from increasing our inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. We will continue to look for appropriate markets for de novo sites, acquisitions, and joint ventures.

Our development activities during 2010 consisted of the following:

•	Effective January 1, 2010, we purchased a 23-bed inpatient rehabilitation unit in Little Rock, Arkansas through an existing joint venture in which we participate.

•	On June 1, 2010, we purchased Desert Canyon Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada.

•	In June 2010, we began accepting patients at our newly built 40-bed hospital in Loudoun County, Virginia.

•	In August 2010, we began accepting patients at our new 25-bed, joint venture hospital in Bristol, Virginia.

•
In August 2010, we purchased land in the Cypress area of northwest Houston, Texas on which we have begun construction of a new, 40-bed inpatient rehabilitation hospital with completion expected late in the fourth quarter of 2011.

•	On September 20, 2010, we purchased Sugar Land Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas.

•
On September 30, 2010, we purchased a 30-bed inpatient rehabilitation unit at the Sparks Regional Medical Center in Ft. Smith, Arkansas. The operations of this unit were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Ft. Smith.

For 2011, we will continue to focus on providing high-quality, cost-effective care. We also intend to continue to strengthen our balance sheet and reduce leverage through improved operational performance. We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. Our growth strategy in 2011 will again focus on organic growth and growth from development activities. We believe the changes made to our credit agreement and debt profile in the fourth quarter of 2010 provide us with greater flexibility to execute our business plan. For additional discussion of our strategy and business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”

Employees

As of December 31, 2010, we employed approximately 23,000 individuals, of whom approximately 14,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 70 employees at one inpatient rehabilitation hospital (about 15% of that hospital’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other hospitals. We believe our relationship with our employees is good. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on improving our recruiting, retention, compensation and benefit programs, and productivity. The shortage of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor.”

Competition

The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, in the markets we serve. Our LTCHs compete with other LTCHs or, in some cases, rehabilitation hospitals in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. Several smaller privately-held companies compete with us primarily in select geographic markets in Texas and the West. In addition, there are public companies that own primarily LTCHs but also own a small number of inpatient rehabilitation facilities. There is one public company that manages the operations of inpatient rehabilitation facilities and LTCHs as part of its business model. Because of the attractiveness of the inpatient rehabilitation industry, other providers of post acute-care services may also become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased. The competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the presence of physician-owned providers. However, the recently enacted ban on new, or expansion of existing, physician-owned hospitals should limit that competitive factor going forward. See the “Regulation—Relationships with Physicians and Other Providers” section below for further discussion. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.

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

Healthcare Reform

The healthcare industry always has been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Various bills have been introduced in both the United States Senate and House of Representatives to amend or repeal all or portions of these laws. Additionally, several lawsuits challenging aspects of these laws have been filed and remain pending at various stages of the litigation process. We cannot predict the outcome of legislation or litigation, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure that any healthcare laws adopted or amended promote our goals of high-quality, cost-effective care. Many provisions within the 2010 Healthcare Reform Laws could have an impact on our business, including: (1) reducing annual “market basket updates” to providers, which are discussed in greater detail below under “Sources of Revenue - Medicare

Reimbursement”, (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future, (3) implementing a voluntary program for accountable care organizations (“ACOs”), (4) creating an Independent Payment Advisory Board, and (5) modifying employer-sponsored healthcare insurance plans. For further discussion of the potential impacts of the 2010 Healthcare Reform Laws, see Item 1A, Risk Factors.

Most notably for us, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis. The new productivity adjustments will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. We estimate that the first annual adjustment effective October 1, 2011 will be a decrease to the market basket update of approximately 1%.

The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and, initially, are limited in scope to ten medical conditions. We will seek to participate in these pilot projects.

Similarly, the 2010 Healthcare Reform Laws require the United States Centers for Medicare and Medicaid Services (“CMS”) to start a voluntary program by January 1, 2012 for ACOs, in which hospitals, physicians and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. Most of the key aspects of the ACO program, however, have yet to be proposed by CMS. We will continue to monitor developments in the ACO program and evaluate its potential impact on our business.

Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions through 2019 that are also part of these laws (as discussed above), certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

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

	For the Year Ended December 31,
	2010	2009	2008
Medicare	70.5%	67.9%	67.2%
Medicaid	1.7%	2.1%	2.2%
Workers’ compensation	1.6%	1.6%	2.1%
Managed care and other discount plans	21.5%	23.1%	22.4%
Other third-party payors	2.3%	2.7%	3.5%
Patients	1.2%	1.2%	1.0%
Other income	1.2%	1.4%	1.6%
Total	100.0%	100.0%	100.0%

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

Medicare Reimbursement

Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services, and, from time to time, these methodologies and rates can be modified by CMS. In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the inpatient rehabilitation facility (“IRF”) prospective payment system (the “IRF-PPS”) under what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent Congressional agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including the IRF-PPS. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance that Congress will adopt MedPAC’s recommendations in a given year.

We cannot predict the adjustments to Medicare payment rates that Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. For example, the 2010 Healthcare Reform Laws require that CMS establish new quality data reporting for all IRFs and LTCHs to begin in fiscal year 2014 and failure to comply will result in a reduction of 2% in the market basket update for the applicable fiscal year. Any downward adjustment to rates, or another pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.

On January 16, 2009, CMS approved final rules that require healthcare providers to update and supplement diagnosis and procedure codes to the International Classification of Diseases 10th Edition (“ICD-10”), effective October 1, 2013, and make related changes to the formats used for certain electronic transactions, effective January 1, 2012. We are currently making the necessary changes to our systems to accommodate the adoption of ICD-10. Although this adoption process may result in some disruptions to the billing process and delays in the receipt of some payments, we do not believe there will be a material impact on our business. We will continue to monitor this implementation carefully.

A basic summary of current Medicare reimbursement in our primary service areas follows:

Inpatient Rehabilitation Hospitals. As discussed above, our hospitals receive fixed payment reimbursement amounts per discharge under the IRF-PPS based on certain rehabilitation impairment categories established by HHS. With the IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, cost-effective providers.

Under the IRF-PPS, CMS is required to adjust the payment rates based on a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital market basket. The market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units. The market basket uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes.

Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created challenges for inpatient rehabilitation providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, on May 7, 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. On December 29, 2007, the Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, permanently setting the compliance threshold at 60% instead of 75% and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The long-term impact of the freeze at the 60% compliance threshold is positive because it allowed patient volumes to stabilize. In another example, the 2007 Medicare Act included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007, or a Medicare pricing “roll-back,” which resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs.

On August 7, 2009, CMS published in the federal register the fiscal year 2010 notice of final rulemaking for the IRF-PPS, which contained Medicare pricing changes as well as new documentation and coverage requirements. The pricing changes were effective for Medicare discharges between October 1, 2009 and September 30, 2010 and included a 2.5% market basket update, which was the first market basket increase we had received in 18 months. As noted above, the 2010 Healthcare Reform Laws reduced this market basket update to 2.25% from April 1, 2010 through September 30, 2010. The coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement under Medicare, under this rule apply to discharges occurring on or after January 1, 2010 and include requirements for preadmission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. Although these changes have not resulted in material modifications to our clinical or business models, they have resulted in significantly increased procedural and documentation requirements for all IRFs. In addition, due to the complexity of the changes within this rule, CMS continues to clarify these revised coverage requirements. We have undertaken efforts to educate our employees and affiliated physicians on compliance with these new requirements, and we will continue to train our employees as these requirements are further clarified.

On July 22, 2010, CMS published in the federal register the fiscal year 2011 notice of final rulemaking for the IRF-PPS. This rule is effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that has been reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which includes the acuity of our patients over the last twelve months and incorporates other adjustments under this rule, we believe this rule will increase our Medicare-related Net operating revenues for our IRFs by approximately 2.1% annually. Beginning on October 1, 2011, the 2010 Healthcare Reform Laws require for the first time a to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis. The new productivity adjustments will be equal to the trailing 10-year average of changes in annual income economy-wide private nonfarm business multi-

factor productivity. We estimate that the first annual adjustment effective October 1, 2011 will be a decrease to the market basket update of approximately 1%.

Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by coverage rules and determinations. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable, necessary, and appropriate. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a qualified rehabilitation physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide required rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services. CMS has also noted that it is considering specific standards governing the use of group therapies. For individual claims, Medicare contractors make coverage determinations regarding medical necessity which can represent more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.

Pursuant to legislative directives and authorizations from Congress, CMS developed and instituted the Medicare Recovery Audit Contractor (“RAC”) program under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors, and the contracted RACs are paid a percentage of the overpayments recovered. The RACs were initially announced on October 6, 2008 and began their audit processes in late 2009 for providers in general. The RACs receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. These RAC audits have initially focused on coding errors, and CMS has not yet expanded the program to medical necessity reviews. In 2010, we responded to a limited number of audit requests, and to date, those audits have not resulted in any overpayment determinations. The 2010 Healthcare Reform Laws extended the RAC program to Medicare, Parts C and D, and Medicaid. As a matter of course, we undertake significant efforts through training and education to ensure compliance with coding and medical necessity coverage rules. Despite our belief that our coding and assessment of patients is accurate, RAC audits may lead to assertions that we have been underpaid or overpaid by Medicare in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these programs will affect us.

Outpatient Services. Our outpatient services are primarily reimbursed under the Medicare physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, Congress passed, and on June 25, 2010 President Obama signed into law, a 2.2% increase to Medicare physician fee schedule payment rates from June 1, 2010 through November 30, 2010, further postponing the statutory reduction of 21.3% that briefly became effective on June 1, 2010. Subsequently, Congress acted to postpone the statutory reduction through December 31, 2010 and then again through December 31, 2011. If Congress does not extend this relief, as it has done since 2002, or permanently modify the sustainable growth rate formula by January 1, 2012, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 25%.

On November 2, 2010, CMS released its notice of final rulemaking for the physician fee schedule for calendar year 2011. Congress further modified this final rule through the Physician and Therapy Relief Act of 2010. Collectively, these changes would implement a 25% rate reduction to the practice expense component for reimbursement of therapy expenses for additional procedures when multiple therapy services are provided to the same patient on the same day in a hospital outpatient department. While we will look to mitigate the impact of this rule on our earnings, we currently estimate the reimbursement and other pricing changes will result in a net decrease to our Net operating revenues by approximately $1.4 million annually, beginning in 2011. However, we cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes CMS will implement.

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

The 2007 Medicare Act, as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”), mandates significantly expanded medical necessity reviews for LTCH patients but provides regulatory relief to LTCHs to ensure continued access to current long-term acute care hospital services, while also imposing a moratorium on the development of new, or expansion of existing, LTCHs during a three-year period. In particular, the 2007 Medicare Act, as amended by ARRA and as extended by the 2010 Healthcare Reform Laws, prevents CMS from implementing a new payment reduction provision for short-stay outlier cases and an extension of the 25% referral limitation threshold to all LTCHs, including freestanding LTCHs like ours. The prohibition on the short-stay outlier reductions and the referral limitation threshold now expires in July 2012 for five of our six freestanding LTCHs, and April 2013 for the other, unless Congress acts again. Likewise, the moratorium on developing new, or expanding existing, LTCHs has been extended to December 2012. See “Regulation – Hospital Within Hospital Rules” section below for a further discussion of these issues.

On August 27, 2009, CMS published in the federal register final regulations that updated payment rates under the LTCH-PPS for rate year 2010, which were effective for discharges occurring on or after October 1, 2009 through September 30, 2010 and included a 2.5% market basket update less an adjustment of 0.5% to account for changes in documentation and coding practices. The 2010 Healthcare Reform Laws further reduced this market basket update by 0.25% from April 1, 2010 through September 30, 2010.

On August 16, 2010, CMS published in the federal register the fiscal year 2011 notice of final rulemaking for the LTCH-PPS. This rule is effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that is reduced to 0% to correct for what CMS characterizes as case-mix reimbursement increases in 2008 and 2009 resulting from changes in documentation and coding practices, less an additional reduction of 0.5% as mandated by the 2010 Healthcare Reform Laws discussed above. These final regulations also included changes to the table of MS-LTC-DRG relative weights and other payment provisions under the LTCH-PPS. These final regulations did not materially impact our Net operating revenues in 2010, nor are they expected to materially impact our 2011 Net operating revenues. Beginning on October 1, 2011, the 2010 Healthcare Reform Laws require for the first time a to-be-determined productivity adjustment (reduction) to the LTCH-PPS market basket update on an annual basis.

Additionally, CMS is currently considering adoption of new LTCH-specific regulations within its conditions of participation for hospitals that are expected to be published in 2011. These regulations may impose new requirements for the patient admission and discharge process, staffing, and the level of patient care. We are not able to predict if, or in what form, such regulations might be adopted by CMS or how, if adopted, they would impact the operation of our LTCHs.

Medicaid Reimbursement

Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2010, Medicaid payments represented only 1.7% of our consolidated Net operating revenues.

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

Cost Reports

Because of our participation in Medicare, Medicaid, and certain Blue Cross and Blue Shield plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by our inpatient hospitals to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. The majority of our revenues are derived from prospective payment system payments, and even if we amend previously filed cost reports, we do not expect the impact of those amendments to materially affect our results of operations.

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

Our facilities provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as, for most facilities, accreditation standards of the Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations) and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities.

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

Licensure and Certification

Healthcare facility construction and operation are subject to numerous federal, state, and local regulations relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, acquisition and dispensing of pharmaceuticals and controlled substances, infection control, maintenance of adequate records and patient privacy, fire prevention, and compliance with building codes and environmental protection laws. Our hospitals are subject to periodic inspection and other reviews by governmental and non-governmental certification authorities to ensure continued compliance with the various standards necessary for facility licensure. All of our inpatient hospitals are currently required to be licensed.

In addition, hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Once certified by Medicare, hospitals undergo periodic on-site surveys in order to maintain their certification. All of our inpatient hospitals participate in the Medicare program.

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

The 2010 Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks, and other screening procedures prescribed by CMS.

We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance that Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance. A determination by a regulatory authority that a facility is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, and the imposition of requirements that an offending facility takes corrective action.

Certificates of Need

In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need” or “CON” law. As of December 31, 2010, approximately 47% of our licensed beds are located in states or U.S. territories that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals and LTCHs, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a certificate of need. Any time a certificate of need is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.

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

False Claims

The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the federal False Claims Act to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitation on claims by the government. For additional discussion, see Item 1A, Risk Factors, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Relationships with Physicians and Other Providers

Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the False Claims Act. These changes and those described above related to the False Claims Act, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”) issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation, or even the assertion of, a violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows.

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

For example, we have entered into agreements to manage our hospitals that are owned by partnerships. Most of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and comply with the Anti-Kickback Law.

Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, or radiology services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing for those referred services. Violators of the Stark statute and regulations may be subject to recoupments, civil monetary sanctions (up to $15,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.

Under the 2010 Healthcare Reform Laws, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest will be dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market conditions are met. This new law requires that regulations be issued no later than January 1, 2012 to provide a process for approving such bed increases. Currently, we have no hospitals that would be considered physician-owned under this law. However, in several markets where we operate, we face competition from providers that do have physician ownership. In order to retain their exemption from the general ban on self-referrals, those physician-owned hospitals will be required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety.

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

Hospital Within Hospital Rules

CMS has enacted multiple regulations governing “hospital within hospital” arrangements for inpatient rehabilitation hospitals and LTCHs. These regulations provide, among other things, that if a long-term acute care “hospital within hospital” has Medicare discharges from its host hospital that exceed a threshold of 25% (or an adjusted percentage for certain rural or Metropolitan Statistical Area dominant hospitals) of its Medicare discharges for its cost-reporting period, the LTCH will receive an adjusted payment for its Medicare patients of the lesser of (1) the otherwise full payment under the LTCH-PPS or (2) a comparable payment that Medicare would pay under the acute care inpatient prospective payment system. In determining whether an LTCH meets the 25% threshold criterion, patients transferred from the host hospital that have already qualified for outlier payments at that acute host would not count as part of the host hospital’s allowable percentage. Cases admitted from the host hospital before the LTCH crosses the 25% threshold will be paid under the LTCH-PPS. Additionally, other excluded hospitals or units of a host hospital, such as inpatient rehabilitation facilities and/or units, must meet certain “hospital within hospital” requirements in order to maintain their excluded status and not be subject to the acute care inpatient prospective payment system.

On July 1, 2007, CMS regulations extended the 25% referral limitation applicable to “hospital within hospital” locations to freestanding, satellite, and grandfathered LTCHs. All of our LTCHs are freestanding. The 2007 Medicare Act, the ARRA adopted in February 2009 and the PPACA, together, modified and delayed implementation of this extension of the rule and certain other portions of the “hospital within hospital” rules applicable to cost report periods through July 1, 2012 for five of our six LTCHs and April 1, 2013 for the other. These regulations did not materially impact our Net operating revenues in 2010. However, if Congress does not act to delay the implementation further in 2012, these program policies may materially impact our Net operating revenues in the future. We cannot predict if, when, or how these program policies will ultimately affect us.

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

We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. On July 22, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register its fiscal year 2011 final rule for inpatient rehabilitation facilities under the prospective payment system. This rule will be effective for Medicare discharges between October 1, 2010 and September 30, 2011. In this rule, CMS established that aggregate Medicare payments to inpatient rehabilitation facilities for fiscal year 2011 would increase by approximately 2.15%, which reflects a 2.5% market basket increase reduced by 0.25% as mandated by the new healthcare reform law described below for fiscal year 2011 together with an approximate 0.1% overall decrease in rehabilitation outlier payments. Effective October 1, 2011, market basket increases for inpatient rehabilitation hospitals will also be reduced by an annual productivity adjustment. There can be no assurance that future governmental initiatives will not result in pricing roll-backs or freezes.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws could have a material impact on our business. We believe the issues with the greatest potential impact are: (1) reducing annual market basket updates to providers, which include annual productivity adjustments (reductions), (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future, (3) implementing a voluntary program for accountable care organizations (“ACOs”), (4) creating an Independent Payment Advisory Board, and (5) modifying employer-sponsored healthcare insurance plans. For further discussion of the 2010 Healthcare Reform Laws, see Item 1, Business, “Healthcare Reform.”

The 2010 Healthcare Reform Laws included other provisions that could affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. The 2010 Healthcare Reform Laws also require the establishment of new mandatory quality data reporting programs for inpatient rehabilitation facilities and long-term acute care hospitals to take effect for fiscal year 2014. CMS is required to select and publish quality measures for these providers by October 1, 2012. Under these programs, a provider that fails to report on the selected quality measures will have its annual payment update factor reduced by 2% for the applicable fiscal year. We will closely monitor the development of these yet-to-be-determined quality reporting requirements, and we intend to be in full compliance with them. For additional discussion of general healthcare regulation, see Item 1, Business, “Healthcare Reform” and “Regulation.”

Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. While many of the stated goals of the reform initiatives are consistent with our own goal to provide care that is high-quality and cost-effective, legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, and otherwise adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted, implemented or amended, or the effect any future legislation or regulation will have on us.

If we are not able to maintain increased case volumes or reduce operating costs to offset any future pricing roll-back or freeze or increased costs associated with new regulatory compliance obligations, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare program, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Healthcare Reform” and “Sources of Revenues—Medicare Reimbursement.”

In addition, there are increasing pressures, including as a result of the 2010 Healthcare Reform Laws, from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and non-governmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.

Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us under our agreements with them. We could be adversely affected in some of the markets where we operate if the auditing payor alleges that substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.

Competition for staffing, shortages of qualified personnel, union activity or other factors may increase our labor costs and reduce profitability.

Our operations are dependent on the efforts, abilities, and experience of our management and medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified management and support personnel responsible for the daily operations of each of our hospitals. In some markets, the lack of availability of medical personnel has become a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.

If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our annual market basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Union activity is another factor that may contribute to increased labor costs. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Compliance with the extensive laws and government regulations applicable to healthcare providers requires substantial time, effort and expense, and if we fail to comply with them, we could suffer penalties or be required to make significant changes to our operations.

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,

•	policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements),

•	coding and billing for services,

•	requirements of the 60% compliance threshold under the 2007 Medicare Act,

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,

•	quality of medical care,

•	use and maintenance of medical supplies and equipment,

•	maintenance and security of patient information and medical records,

•	acquisition and dispensing of pharmaceuticals and controlled substances, and

•	disposal of medical and hazardous waste.

In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements. For additional discussion of certain important healthcare laws and regulations, see Item 1, Business, “Sources of Revenue—Medicare Reimbursement” and “Regulation.”

Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our hospitals face national, regional, and local competition for patients from other healthcare providers.

We operate in a highly competitive industry. Although we are the nation’s largest provider of inpatient rehabilitative healthcare services, in terms of revenues, number of hospitals, and patients treated and discharged, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance that this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, weakening certificate of need laws in some states could potentially increase competition in those states.

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

We intend to selectively pursue strategic acquisitions of, investments in, and joint ventures with rehabilitative healthcare providers and, in the longer term, with other complementary post-acute healthcare operations. Acquisitions may involve material cash expenditures, debt incurrence, additional operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities, and expenses that could affect our business, financial position, results of operations and liquidity. Acquisitions, investments, and joint ventures involve numerous risks, including:

•	limitations on our ability to identify alternative acquisition targets,

•	limitations, including state certificates of need as well as CMS and other regulatory approval requirements, on our ability to complete such acquisitions on terms and valuations reasonable to us,

•	limitations in obtaining financing for acquisitions at a cost reasonable to us,

•	difficulties integrating acquired operations, personnel, and information systems, and in realizing projected revenues, efficiencies and cost savings, or returns on invested capital,

•	entry into markets, businesses or services in which we may have limited or no experience, and

•	exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws.

We remain a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.

Although we have resolved the major litigation pending against us, we remain a defendant in a number of lawsuits, and the material lawsuits are discussed in Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, the increase in the costs of defending certain litigation and investigation, even if frivolous or non-meritorious, could be significant.

We insure a substantial portion of our professional liability, general liability, and workers’ compensation liability risks through our captive insurance subsidiary, as discussed further in Note 10, Self-Insured Risks, to the accompanying consolidated financial statements. Changes in the number of these liability claims and the cost to resolve them impact the reserves for these risks. A relatively small variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the reserves for these liability risks, which could have an effect on our financial position and results of operations.

Our leverage or level of indebtedness may have negative consequences for our business, and we may incur additional indebtedness in the future.

As of December 31, 2010, we had approximately $1.4 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $89.1 million in capital leases). See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our senior notes permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.

Our indebtedness could have important consequences, including:

•
limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes;

•
requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our business strategy and other general corporate purposes;

•
making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;

•	placing us at a competitive disadvantage compared with competing providers that have less debt; and

•
exposing us to risks inherent in interest rate fluctuations if we draw upon our variable rate revolving credit facility, which could result in higher interest expense in the event of increases in interest rates.

We are required to use a substantial portion of our cash flow to service our debt. We are also subject to numerous contingent liabilities, to prevailing economic conditions, and to financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt instruments. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs, we may have to refinance all or a portion of our debt, obtain additional financing or reduce expenditures or sell assets that we deem necessary to our business. We cannot assure you that any of these measures would be possible or that any additional financing could be obtained. A return to tight credit markets will make additional financing more expensive and difficult to obtain. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations under our debt instruments.

The restrictive covenants in our credit agreement and the indentures governing our senior notes may affect our ability to execute aspects of our business plan successfully.

The terms of our credit agreement and the indentures governing our senior notes do, and our future debt instruments may, contain various provisions that limit our ability and the ability of certain of our subsidiaries to, among other things:

•	incur or guarantee indebtedness;

•	pay dividends on, or redeem or repurchase, our capital stock; or repay, redeem or repurchase our subordinated obligations;

•	issue or sell certain types of preferred stock;

•	make investments;

•	incur obligations that restrict the ability of our subsidiaries to make dividends or other payments to us;

•	sell assets;

•	engage in transactions with affiliates;

•	create certain liens;

•	enter into sale/leaseback transactions; and

•	merge, consolidate, or transfer all or substantially all of our assets.

These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. For additional discussion of our material debt covenants, see the “Liquidity and Capital Resources” section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2010, we cannot assure you we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings or, if we have outstanding borrowings under our revolver at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.

As of December 31, 2010, approximately 77.3% of our consolidated Property and equipment, net held by HealthSouth Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 8, Long-term Debt, and Note 24, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.

Uncertainty in the global credit markets could adversely affect our ability to carry out our deleveraging and development objectives.

The global credit markets experienced significant disruptions in 2008 and 2009, and economic conditions remained volatile in 2010, resulting in very sensitive credit markets. Future market shocks could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. A return to tight credit markets would make additional financing more expensive and difficult to obtain. The inability to obtain additional financing on favorable terms could have a material adverse effect on our financial condition.

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

We may not be able to fully utilize our net operating loss carryforwards.

As of December 31, 2010, we had unused federal net operating loss carryforwards (“NOLs”) of $487.4 million (approximately $1.4 billion on a gross basis) and state NOLs of $141.4 million. Such losses expire in various amounts at varying times through 2034. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. While we believe we will be able to use a substantial portion of these tax benefits before they expire, no such assurances can be provided. For further discussion of our NOLs, including the reversal of a substantial portion of our valuation allowance against them during the year ended December 31, 2010, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Income Taxes, to the accompanying consolidated financial statements.

As of December 31, 2010, we maintained a valuation allowance of $112.7 million against our deferred tax assets. At the state jurisdiction level, based on the weight of the available evidence including our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies, we determined it was necessary to maintain a portion of our historic valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.

If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. It is possible that future transactions, not all of which would be within our control, could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our results of operations and cash flows could be materially and negatively impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama. We occupy those office premises under a long-term lease which expires in 2018 and includes options for us, at our discretion, to renew the lease for up to ten years in total beyond that date.

In addition to our principal executive office, as of December 31, 2010, we leased or owned through various consolidated entities 133 business locations to support our operations. Our hospital leases, which represent the largest portion of our rent expense, have average initial terms of 15 to 20 years. Most of our leases contain one or more options to extend the lease period for up to five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our principal executive offices, none of our other properties is materially important.

The following table sets forth information regarding our hospital properties (excluding the three hospitals that have 234 licensed beds and operate as joint ventures which we account for using the equity method of accounting) as of December 31, 2010:

		Number of Hospitals
State	Licensed Beds	Owned	Leased	Total
Alabama *	371	1	5	6
Arizona	315	1	4	5
Arkansas	207	1	2	3
California	108	1	1	2
Colorado	64	-	1	1
Florida *	793	6	4	10
Illinois *	50	-	1	1
Indiana	80	-	1	1
Kansas	224	1	2	3
Kentucky *	80	-	2	2
Louisiana	117	2	-	2
Maine *	100	-	1	1
Maryland *	54	1	-	1
Massachusetts *	53	-	1	1
Missouri *	156	-	2	2
Nevada	269	3	1	4
New Hampshire *	50	-	1	1
New Jersey *	218	1	2	3
New Mexico	87	1	-	1
Pennsylvania	931	4	7	11
Puerto Rico *	72	-	2	2
South Carolina *	321	1	4	5
Tennessee *	370	3	3	6
Texas	1,076	11	4	15
Utah	84	1	-	1
Virginia *	237	2	4	6
West Virginia *	258	1	3	4
	6,745	42	58	100

*      Certificate of need state or U.S. territory

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

Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operation. Management does not believe compliance with such statutes and ordinances will materially affect our business, financial position, results of operations, or cash flows.

Item 3.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements, each of which is incorporated herein by reference.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2009 through December 31, 2010.

	High	Low
2009
First Quarter	$11.88	$6.71
Second Quarter	14.66	8.13
Third Quarter	16.54	12.76
Fourth Quarter	20.00	14.45

2010
First Quarter	$20.76	$16.65
Second Quarter	22.22	18.50
Third Quarter	19.64	16.20
Fourth Quarter	21.62	17.59

Holders

As of February 15, 2011, there were 93,341,436 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 9,829 holders of record.

Dividends

We have never paid cash dividends on our common stock, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our credit agreement (see Note 8, Long-term Debt, to the accompanying consolidated financial statements) restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made, does not exceed specified maximum thresholds. We currently anticipate that future earnings will be retained to finance our operations and reduce debt. However, our preferred stock generally provides for the payment of cash dividends subject to certain limitations. See Note 11, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Purchases of Equity Securities

During the three months ended December 31, 2010, there were no repurchases of our equity securities. At December 31, 2010, HealthSouth does not have any publicly announced plans or programs to purchase shares of its equity securities.

Company Stock Performance

Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 25 companies in healthcare services that are also part of the S&P Total Market Index and rank in the top 90% of their relevant industry by float-adjusted market capitalization. We believe the SPSIHP is relevant to our investors because in 2009 our compensation committee selected that index as a benchmark for our long-term incentive program and because we believe the companies comprising that index represent a comprehensive list of healthcare providers. The graph assumes $100 invested on December 31, 2005 in our common stock and each of the indices. We did not pay dividends during that time period and do not plan to pay dividends.

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

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2005	2006	2007	2008	2009	2010
HealthSouth	100.00	92.45	85.71	44.73	76.61	84.53
Standard & Poor's 500 Index	100.00	115.80	122.16	76.96	97.33	111.99
S&P Health Care Services Select Industry Index	100.00	105.21	164.92	137.06	192.87	208.56

Item 6.                      Selected Financial Data

We derived the selected historical consolidated financial data presented below for the years ended December 31, 2010, 2009, and 2008 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2007 and 2006 from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2007. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below:

•
Depreciation and amortization in 2008 includes the acceleration of approximately $10 million of depreciation associated with our corporate campus that was sold in March 2008. See Note 5, Property and Equipment, to the accompanying consolidated financial statements.

•
The impairment charges recorded in 2007 and 2006 primarily related to the Digital Hospital, an incomplete 13-story building located on the property we sold to Daniel Corporation in March 2008, and represented the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building which shared the construction site. The impairment of the Digital Hospital in each year was determined using either its estimated fair value based on the estimated net proceeds we expected to receive in a sale transaction or using a weighted-average fair value approach that considered an alternative use appraisal and other potential scenarios.

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

On December 8, 2006, we entered into an agreement with the derivative plaintiffs’ attorneys to resolve the amounts owed to them as a result of the award given to us under the claim for restitution of incentive bonuses Mr. Scrushy received in previous years and the Securities Litigation Settlement (as defined and discussed in Note 21, Settlements, to the accompanying consolidated financial statements). Under this agreement, we agreed to pay the derivative plaintiffs’ attorneys $32.5 million on an aggregate basis for both claims. We paid approximately $11.5 million of this amount in 2006, with the remainder paid in 2007, using amounts received from Mr. Scrushy in the above referenced award.

•
As a result of the UBS Settlement discussed in Note 21, Settlements, to the accompanying consolidated financial statements, we recorded a $121.3 million gain in our 2008 consolidated statement of operations.

•
Government, class action, and related settlements includes amounts related to litigation and settlements with various entities and individuals. In each year, this line item primarily includes amounts associated with our Securities Litigation Settlement. In 2005, we recorded a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements under the then-proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. In each year subsequent to 2005, we adjusted this liability to reflect the fair market value of the common stock and warrants underlying this settlement as of each reporting date. The common stock and warrants associated with this settlement were issued in September 2009.

For additional information related to this line item, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

•
Professional fees―accounting, tax, and legal includes fees arising from our prior reporting and restatement issues. Specifically, these fees include legal fees for litigation and support matters, tax preparation and consulting fees for various tax projects, and fees for professional services to support the preparation of our periodic reports filed with the SEC (excluding 2010, 2009, and 2008). For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

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

•
We maintain two interest rate swaps that are not designated as hedges that effectively convert the variable rate of our credit agreement to a fixed interest rate. Fair value adjustments and quarterly settlements for these swaps are included in the line item Loss on interest rate swaps in the consolidated statements of operations.

In 2010, Loss on interest rate swaps also includes $6.9 million of charges associated with the termination of two forward-starting interest rate swaps that were designated as hedges.

See Note 9, Derivative Instruments, to the accompanying consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information.

•
For information related to our Provision for income tax (benefit) expense, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Income Taxes, to the accompanying consolidated financial statements. During the fourth quarter of 2010, we determined it is more likely than not a substantial portion of our deferred tax assets will be realized in the future and decreased our valuation allowance by $825.4 million to $112.7 million through our Provision for income tax benefit in our consolidated statement of operations.

•
Our Income from discontinued operations, net of tax in 2007 included post-tax gains on the divestitures of our surgery centers, outpatient, and diagnostic divisions. See Note 18, Assets Held for Sale and Results of Discontinued Operations, to the accompanying consolidated financial statements.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Millions, Except Per Share Data)
Income Statement Data:
Net operating revenues	$1,999.3	$1,911.1	$1,829.5	$1,723.5	$1,680.8

Salaries and benefits	982.3	948.8	928.2	857.5	813.0
Other operating expenses	292.8	271.4	264.9	241.0	220.3
General and administrative expenses	106.2	104.5	105.5	127.9	141.3
Supplies	114.9	112.4	108.2	99.6	99.7
Depreciation and amortization	76.4	70.9	82.4	74.8	83.4
Impairment of long-lived assets	-	-	0.6	15.1	9.7
Recovery of amounts due from Richard M. Scrushy	-	-	-	-	(47.8)
Gain on UBS Settlement	-	-	(121.3)	-	-
Occupancy costs	47.7	47.6	48.8	51.4	53.3
Provision for doubtful accounts	18.5	33.1	27.0	33.2	44.9
Loss on disposal of assets	1.5	3.5	2.0	5.9	6.4
Government, class action, and related settlements	1.1	36.7	(67.2)	(2.8)	(4.8)
Professional fees—accounting, tax, and legal	17.2	8.8	44.4	51.6	161.4
Loss on early extinguishment of debt	12.3	12.5	5.9	28.2	365.6
Interest expense and amortization of debt discounts and fees	125.9	125.8	159.5	229.4	234.0
Other income	(4.6)	(3.4)	-	(15.5)	(9.4)
Loss on interest rate swaps	13.3	19.6	55.7	30.4	10.5
Equity in net income of nonconsolidated affiliates	(10.1)	(4.6)	(10.6)	(10.3)	(8.7)
Income (loss) from continuing operations before income tax
(benefit) expense	203.9	123.5	195.5	(93.9)	(492.0)
Provision for income tax (benefit) expense	(736.6)	(3.2)	(70.1)	(322.4)	22.4
Income (loss) from continuing operations	940.5	126.7	265.6	228.5	(514.4)
(Loss) income from discontinued operations, net of tax	(0.7)	2.1	16.2	490.2	(16.9)
Net income (loss)	939.8	128.8	281.8	718.7	(531.3)
Less: Net income attributable to noncontrolling interests	(40.8)	(34.0)	(29.4)	(65.3)	(93.7)
Net income (loss) attributable to HealthSouth	899.0	94.8	252.4	653.4	(625.0)
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)	(26.0)	(22.2)
Net income (loss) attributable to HealthSouth common shareholders	$873.0	$68.8	$226.4	$627.4	$(647.2)
Weighted average common shares outstanding:
Basic	92.8	88.8	83.0	78.7	79.5
Diluted	108.5	103.3	96.4	92.0	90.3
Earnings (loss) per common share:
Basic:
Income (loss) from continuing operations attributable to
HealthSouth common shareholders	$9.42	$0.76	$2.53	$2.17	$(7.08)
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	0.01	0.20	5.80	(1.06)
Net income (loss) attributable to HealthSouth common shareholders	$9.41	$0.77	$2.73	$7.97	$(8.14)
Diluted:
Income (loss) from continuing operations attributable to
HealthSouth common shareholders	$8.29	$0.76	$2.45	$2.14	$(7.08)
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	0.01	0.17	4.96	(1.06)
Net income (loss) attributable to HealthSouth common shareholders	$8.28	$0.77	$2.62	$7.10	$(8.14)

Amounts attributable to HealthSouth:
Income (loss) from continuing operations	$899.7	$93.3	$235.8	$197.1	$(540.7)
(Loss) income from discontinued operations, net of tax	(0.7)	1.5	16.6	456.3	(84.3)
Net income (loss) attributable to HealthSouth	$899.0	$94.8	$252.4	$653.4	$(625.0)

	As of December 31,
	2010	2009	2008	2007	2006
	(In Millions)
Balance Sheet Data:
Working capital (deficit)	$46.9	$34.8	$(63.5)	$(333.1)	$(381.3)

Total assets	2,372.1	1,681.5	1,998.2	2,050.6	3,360.8

Long-term debt, including current portion	1,511.3	1,662.5	1,813.2	2,039.4	3,371.7

Convertible perpetual preferred stock	387.4	387.4	387.4	387.4	387.4

HealthSouth shareholders' deficit	(85.2)	(974.0)	(1,169.4)	(1,554.5)	(2,184.6)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of December 31, 2010, we operated 97 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 32 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 26 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas.

Our core business is providing inpatient rehabilitative services. We are the nation’s largest provider of inpatient rehabilitative healthcare services in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize the latest in technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders. Internal case managers monitor each patient’s progress and provide documentation of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.

 Net patient revenue from our hospitals was 5.6% higher in 2010 than in 2009 due to a 2.8% increase in patient discharges and higher net patient revenue per discharge, as discussed below. Operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the accompanying consolidated financial statements) were $310.0 million in 2010 compared to $244.6 million in 2009. Operating earnings in 2009 included a net charge of $36.7 million associated with Government, class action, and related settlements, compared to $1.1 million of similar charges in 2010, as discussed below. Net cash provided by operating activities was $331.0 million and $406.1 million in 2010 and 2009, respectively. Net cash provided by operating activities in 2010 included $13.5 million of state income tax refunds associated with prior periods. Net cash provided by operating activities in 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $63.7 million in federal and state income tax refunds for prior periods. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this item for additional information.

In anticipation of the continuing capital market volatility throughout 2010 and the significant changes in the broader healthcare regulatory landscape, we focused our 2010 strategy on:

•	Further deleveraging our balance sheet,

•	growing organically,

•	providing high-quality, cost-effective care,

•	pursuing acquisitions of inpatient rehabilitation facilities on a disciplined, opportunistic basis, and

•	adapting to regulatory changes affecting our industry.

While growth in Adjusted EBITDA was the focus of our 2010 deleveraging efforts, we also reduced our total debt outstanding by approximately $151 million. Additionally, we improved our overall debt profile in October 2010 by refinancing our credit agreement. In that refinancing, we extended debt maturities and reduced floating interest rate exposure by replacing our term loans with later maturing fixed rate senior notes. We used cash on hand, a draw under our new revolving credit facility, and the net proceeds from the October 2010 issuance of $275.0 million of 7.25% senior notes due 2018 and $250.0 million of 7.75% senior notes due 2022 to repay all $743.1 million of our former term loans. We also improved the flexibility of our capital structure by amending other terms of our credit agreement to provide for a senior secured revolving credit facility of up to $500.0 million, including a $260.0 million letter of credit subfacility maturing in October 2015, and to make other changes that are more consistent with our financial position. For a more detailed discussion of these transactions, our debt profile, leverage, and liquidity, see Item 1A, Risk Factors, the “Liquidity and Capital Resources” section of this Item, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Our organic growth resulted, and will continue to result, from increasing our inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets.

Our growth from development activities during 2010 consisted of the following:

•	Effective January 1, 2010, we purchased a 23-bed inpatient rehabilitation unit in Little Rock, Arkansas through an existing joint venture in which we participate.

•	On June 1, 2010, we purchased Desert Canyon Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada.

•	In June 2010, we began accepting patients at our newly built 40-bed hospital in Loudoun County, Virginia.

•	In August 2010, we began accepting patients at our new 25-bed, joint venture hospital in Bristol, Virginia.

•
In August 2010, we purchased land in the Cypress area of northwest Houston, Texas on which we have begun construction of a new, 40-bed inpatient rehabilitation hospital with completion expected late in the fourth quarter of 2011.

•	On September 20, 2010, we purchased Sugar Land Rehabilitation Hospital, a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas.

•
On September 30, 2010, we purchased a 30-bed inpatient rehabilitation unit at the Sparks Regional Medical Center in Ft. Smith, Arkansas. The operations of this unit were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Ft. Smith.

For 2011, we will continue to focus on providing high-quality, cost-effective care and intend to continue to strengthen our balance sheet and reduce leverage through improved operational performance. We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. Our growth strategy in 2011 will again focus on organic growth and disciplined growth from development activities. We believe the changes made to our credit agreement and debt profile in the fourth quarter of 2010 provide us with greater flexibility to execute our business plan. For additional discussion of our strategy and business outlook, see Item 1, Business, and the “Executive Overview - Business Outlook” section of this Item.

Key Challenges

Over the past few years, we have focused on deleveraging, strengthening our balance sheet, growing organically, building new hospitals, and pursuing acquisitions of competitor inpatient rehabilitation facilities (“IRFs”). We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. In addition, during October 2010, we closed transactions that are consistent with our capital structure objectives. As discussed above, these transactions include a public offering of $275 million in aggregate principal amount of 7.25% senior notes due 2018 and $250 million in aggregate principal amount of 7.75% senior notes due 2022, as well as replacing our existing credit agreement with a new credit agreement that matures in 2015 and provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. See the “Liquidity and Capital Resources” section of this Item for additional information.

While we are pleased with the execution of our business plan to date, the following are some of the challenges we continue to face:

•
Volume Growth. As discussed above, the majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty like the one we are in now, patients may choose to forego discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. As these patients continue to forego procedures and acute care providers continue to report soft volumes, it may be more challenging for us to maintain our recent volume growth rates. As a result, we adjusted our annual discharge volume growth assumption from 4+% to a range of 2.5% to 3.5%, exclusive of acquisitions.

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

On August 7, 2009, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register the fiscal year 2010 notice of final rulemaking (the “2010 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The 2010 Rule contains Medicare pricing changes as well as new documentation and coverage requirements, as described below. The pricing changes were effective for Medicare discharges between October 1, 2009 and September 30, 2010 and included a 2.5% market basket update, which was the first market basket update we had received in 18 months. However, as discussed below, on March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). These laws include a reduction in annual market basket updates to providers. Starting on April 1, 2010, the market basket increase of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket updates are scheduled to occur each year through 2019, although the amount of each year’s decrease will vary over time and will include to-be-determined productivity adjustments, as discussed below.

The 2010 Rule includes requirements, referred to as “coverage requirements,” for preadmission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. Although these changes, that were effective January 1, 2010, have not resulted in material modifications to our clinical or business models, they have resulted in significantly increased procedural and documentation requirements for all IRFs. In addition, due to the complexity of the changes within the 2010 Rule, CMS continues to clarify these revised coverage requirements. We have undertaken efforts to educate our employees and affiliated physicians on compliance with these new requirements, and we will continue to train our employees as these requirements are further clarified.

In addition, on July 22, 2010, CMS published in the federal register its IRF-PPS final rule for fiscal year 2011 (the “2011 Rule”). The 2011 Rule will be effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that will be reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which includes the acuity of our patients over the twelve–month period prior to the rule’s release and incorporates other adjustments of the 2011 Rule, we believe the 2011 Rule will increase our Medicare-related Net operating revenues for our IRFs by approximately 2.1% annually. Beginning on October 1, 2011, the 2010 Healthcare Reform Laws require for the first time a to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis.

Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, Congress passed, and on June 25, 2010 President Obama signed into law, a 2.2% increase to Medicare physician fee schedule payment rates from June 1, 2010 through November 30, 2010, further postponing the statutory reduction of 21.3% that briefly became effective on June 1, 2010. Subsequently, Congress acted to postpone the statutory reduction through December 31, 2010 and then again through December 31, 2011. If Congress does not extend this relief, as it has done since 2002, or permanently modify the sustainable growth rate formula by January 1, 2012, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 25%.

On November 2, 2010, CMS released its notice of final rulemaking for the Medicare physician fee schedule for calendar year 2011. Congress further modified this final rule through the Physician and Therapy Relief Act of 2010. Collectively, these changes would implement a 25% rate reduction to the practice expense component for reimbursement of therapy expenses for additional procedures when multiple therapy services are provided to the same patient on the same day in a hospital outpatient department. While we will look to mitigate the impact of this rule on our earnings, we currently estimate the reimbursement and other pricing changes will result in a net decrease to our Net operating revenues of approximately $1.4 million annually, beginning in 2011. However, we cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes CMS will implement.

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

See also Item 1, Business, “Sources of Revenue” and “Regulation.”

•
Healthcare Reform. Many provisions within the 2010 Healthcare Reform Laws could have an impact on our business, including: (1) reducing annual market basket updates to providers, which include annual productivity adjustments (reductions), (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future, (3) implementing a voluntary program for accountable care organizations (“ACOs”), (4) creating an Independent Payment Advisory Board, and (5) modifying employer-sponsored healthcare insurance plans.

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time. The effective dates for these future market basket update reductions will be October 1st of each year. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be-determined productivity adjustment (reduction) to the market basket update on an annual basis. This new productivity adjustment will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. We estimate the first annual adjustment effective October 1, 2011 will be a decrease to the market basket update of approximately 1%.

The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and, initially, are limited in scope to ten medical conditions. We will seek to participate in these pilot projects.

Similarly, the 2010 Healthcare Reform Laws require CMS to start a voluntary program by January 1, 2012 for ACOs in which hospitals, physicians, and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. Most of the key aspects of the ACO program, however, have yet to be proposed by CMS. We will continue to monitor developments in the ACO program and evaluate its potential impact on our business.

Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions through 2019 that are also part of these laws (as discussed above), certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

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

Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

•
Staffing. Our operations are dependent on the efforts, abilities, and experience of our management and medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have refined our comprehensive compensation and benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. As a result of our efforts, we are experiencing improved retention rates and reduced turnover of our clinical staff. Going forward, recruiting and retaining qualified personnel for our hospitals will remain a high priority for us.

Business Outlook

As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on our broad base of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the standardization of best practices — all of which result in high-quality, cost-effective care for the patients we serve. Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) deleverage and strengthen our balance sheet; (2) grow organically; (3) provide high-quality, cost-effective care; (4) pursue acquisitions of IRFs on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry. Additionally, during 2011, we will begin evaluating growth opportunities in complementary post-acute services. We believe growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in the growth of our core business. Further, we believe we have adequate sources of liquidity to achieve our longer-term objectives of expanding into complementary post-acute services due to our Cash and cash equivalents, cash flows from operations, and the availability of our revolving credit facility.

Our deleveraging efforts are currently focused on growing Adjusted EBITDA through organic growth and disciplined expansion. Our organic growth will result from increasing our inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. In addition, while we do not have any near-term refinancing requirements until 2015 when our revolver matures (see the “Liquidity and Capital Resources” section of this Item), our 10.75% Senior Notes due 2016 have an initial call date of June 15, 2011 and represent our most attractive debt repayment/refinancing opportunity.

As discussed above, we believe some patients with medical conditions that are discretionary in nature are forgoing treatment during this period of economic uncertainty. If this trend continues throughout 2011, our same-store discharge growth may be affected. However, we believe our strategic differentiation, as discussed above and in Item 1, Business, “Overview of the Company – Competitive Strengths,” will allow us to increase total discharges at an annual rate of 2.5% to 3.5%, exclusive of acquisitions, thereby continuing our track record of gaining market share. In addition, we will continue to look for appropriate markets for de-novo sites, acquisitions, and joint ventures.

Healthcare providers are under increasing pressure to control costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. With this in mind, we will make certain investments in our core business in 2011. One investment that began in 2010 and will continue in 2011 is the piloting of an electronic clinical information system in our new hospital in Loudoun County, Virginia, as well as pilots of this system at two additional hospitals. This is an initial, two-year pilot program aimed at gaining a better understanding of the value of a potential company-wide implementation beginning in 2012. In addition, we will continue our company-wide initiative of developing best practices for different components of our operational structure. During 2010, we made an investment in our case management function that will continue in 2011 with a company-wide implementation of our findings. Our case managers are critical to our delivery system, as they coordinate the care plan and communication among the patient, the patient’s family, the hospital’s treatment team, and payors. It also should be noted that as we bring both acquired and de-novo hospitals online, our expenses may outpace revenues at these hospitals for a short period.

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

Results of Operations

During 2010, 2009, and 2008, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2010	2009	2008
Medicare	70.5%	67.9%	67.2%
Medicaid	1.7%	2.1%	2.2%
Workers’ compensation	1.6%	1.6%	2.1%
Managed care and other discount plans	21.5%	23.1%	22.4%
Other third-party payors	2.3%	2.7%	3.5%
Patients	1.2%	1.2%	1.0%
Other income	1.2%	1.4%	1.6%
Total	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by HHS. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, low-cost providers. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

From 2008 through 2010, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(In Millions)
Net operating revenues	$1,999.3	$1,911.1	$1,829.5	4.6%	4.5%
Operating expenses:
Salaries and benefits	982.3	948.8	928.2	3.5%	2.2%
Other operating expenses	292.8	271.4	265.5	7.9%	2.2%
General and administrative expenses	106.2	104.5	105.5	1.6%	(0.9%)
Supplies	114.9	112.4	108.2	2.2%	3.9%
Depreciation and amortization	76.4	70.9	82.4	7.8%	(14.0%)
Gain on UBS Settlement	-	-	(121.3)	N/A	(100.0%)
Occupancy costs	47.7	47.6	48.8	0.2%	(2.5%)
Provision for doubtful accounts	18.5	33.1	27.0	(44.1%)	22.6%
Loss on disposal of assets	1.5	3.5	2.0	(57.1%)	75.0%
Government, class action, and related settlements	1.1	36.7	(67.2)	(97.0%)	(154.6%)
Professional fees—accounting, tax, and legal	17.2	8.8	44.4	95.5%	(80.2%)
Total operating expenses	1,658.6	1,637.7	1,423.5	1.3%	15.0%
Loss on early extinguishment of debt	12.3	12.5	5.9	(1.6%)	111.9%
Interest expense and amortization of debt discounts and fees	125.9	125.8	159.5	0.1%	(21.1%)
Other income	(4.6)	(3.4)	-	35.3%	N/A
Loss on interest rate swaps	13.3	19.6	55.7	(32.1%)	(64.8%)
Equity in net income of nonconsolidated affiliates	(10.1)	(4.6)	(10.6)	119.6%	(56.6%)
Income from continuing operations before income
tax benefit	203.9	123.5	195.5	65.1%	(36.8%)
Provision for income tax benefit	(736.6)	(3.2)	(70.1)	22,918.8%	(95.4%)
Income from continuing operations	940.5	126.7	265.6	642.3%	(52.3%)
(Loss) income from discontinued operations, net of tax	(0.7)	2.1	16.2	(133.3%)	(87.0%)
Net income	939.8	128.8	281.8	629.7%	(54.3%)
Less: Net income attributable to noncontrolling interests	(40.8)	(34.0)	(29.4)	20.0%	15.6%
Net income attributable to HealthSouth	$899.0	$94.8	$252.4	848.3%	(62.4%)

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2010	2009	2008
Salaries and benefits	49.1%	49.6%	50.7%
Other operating expenses	14.6%	14.2%	14.5%
General and administrative expenses	5.3%	5.5%	5.8%
Supplies	5.7%	5.9%	5.9%
Depreciation and amortization	3.8%	3.7%	4.5%
Gain on UBS Settlement	0.0%	0.0%	(6.6%)
Occupancy costs	2.4%	2.5%	2.7%
Provision for doubtful accounts	0.9%	1.7%	1.5%
Loss on disposal of assets	0.1%	0.2%	0.1%
Government, class action, and related settlements	0.1%	1.9%	(3.7%)
Professional fees—accounting, tax, and legal	0.9%	0.5%	2.4%
Total	83.0%	85.7%	77.8%

Additional information regarding our operating results for the years ended December 31, 2010, 2009, and 2008 is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In Millions)
Net patient revenue—inpatient	$1,841.2	$1,743.4	$1,651.7
Net patient revenue—outpatient and other revenues	158.1	167.7	177.8
Net operating revenues	$1,999.3	$1,911.1	$1,829.5

	(Actual Amounts)
Discharges	116,153	112,975	107,184
Outpatient visits	1,026,938	1,122,545	1,218,926
Average length of stay	14.1 days	14.3 days	14.7 days
Occupancy %	66.7%	67.3%	66.8%
# of licensed beds	6,745	6,572	6,463
Full-time equivalents*	15,651	15,504	15,473

*
Excludes 396, 393, and 410 full-time equivalents for the years ended December 31, 2010, 2009, and 2008, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

Our occupancy percentage decreased in 2010 due to the addition of newly licensed beds, including 90 beds that came on-line in June 2010 and 75 beds that came on-line during the third quarter of 2010.

In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals open throughout both the full current period and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.

Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.2%, 1.4%, and 1.6% of consolidated Net operating revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

Net patient revenue from our hospitals was 5.6% higher for the year ended December 31, 2010 than the year ended December 31, 2009. This increase was attributable to a 2.8% increase in patient discharges and higher net patient revenue per discharge. The growth in inpatient discharges primarily resulted from continued market share gains, including new hospitals. Same-store discharges were 1.2% higher year over year. Net patient revenue per discharge increased year over year primarily due to the pricing changes that are part of the 2011 Rule and 2010 Rule, as discussed above, as well as improved pricing from managed care payors.

Net patient revenue from our hospitals was 5.6% higher in 2009 than 2008. The increase was primarily attributable to a 5.4% year-over-year increase in patient discharges. Same-store discharges were 4.8% higher in 2009 than 2008. Net patient revenue per discharge increased from 2008 to 2009 due primarily to higher average acuity for the patients we served.

When comparing our 2009 revenues to our 2008 revenues, it is important to remember that our Net operating revenues were negatively impacted in 2009 and 2008 by the pricing roll-back that was part of the 2007 Medicare Act discussed in Item 1, Business, “Sources of Revenue – Medicare Reimbursement” of this report. The pricing roll-back was effective from April 1, 2008 until September 30, 2009. However, as reported previously, the roll-out of our TeamWorks initiative in 2008 produced results that yielded an increase in patient discharges in each quarter of 2008. During the latter part of 2008 and early 2009, we implemented a sustainability module to ensure the operational initiatives from the start-up phase of the TeamWorks project remained embedded at our hospitals. This continued focus on the TeamWorks initiative, coupled with the dedication and hard work of our employees, allowed us to continue to generate discharge growth throughout 2009, in spite of the difficult comparisons to 2008’s growth. This growth in discharges helped mitigate the negative impact of the pricing roll-back.

Decreased outpatient volumes in all periods presented resulted primarily from the closure of outpatient satellite clinics in prior periods. Challenges in securing therapy staffing in certain markets and continued competition from physicians offering physical therapy services within their own offices also contributed to the decline. During 2010, outpatient visit cancellations caused by the severe winter storms in some of our northeast and mid-Atlantic markets in the first quarter of 2010 also contributed to the decreased volume. As of December 31, 2010, 2009, and 2008, we operated 32, 40, and 50 outpatient satellite clinics, respectively.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the years ended December 31, 2010, 2009, and 2008, our EPOB was 3.50, 3.53, and 3.62, respectively, or a year-over-year improvement of 0.8% and 2.5% in 2010 and 2009, respectively.

Salaries and benefits increased from 2009 to 2010 as a result of an approximate 2.3% merit increase provided to employees on October 1, 2009, an increase in the number of full-time equivalents as a result of our development activities, as discussed above, and a change in the mix of licensed versus non-licensed employees. The process of standardizing our labor practices across all of our hospitals, which we began in 2009 with the roll-out of a new labor management system, and the implementation of the new coverage requirements that became effective January 1, 2010 have decreased the use of non-licensed employees, which increased our average cost per full-time equivalent.

Salaries and benefits as a percent of Net operating revenues in 2010 continued to be positively impacted by continued improvement in labor productivity, a reduction in self-insured workers’ compensation costs due to revised actuarial estimates, and the Medicare pricing changes that became effective on October 1, 2009. These positive impacts were offset by the decline in outpatient revenues, as discussed above, as well as an increase in the number of full-time equivalents at new or newly acquired hospitals who were ramping up operations during 2010.

During late 2008, we addressed our comprehensive benefits package and made refinements that allowed us, and continue to allow us, to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, low-cost provider of inpatient rehabilitative services. Such refinements included, but were not limited to, passing along a portion of the increased costs associated with medical plan benefits to our employees and reducing certain aspects of our paid-time-off program. Also, as a result of our recruiting and retention efforts, costs associated with contract labor decreased in 2009. As a result, Salaries and benefits as a percent of Net operating revenues decreased from 2008 to 2009.

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

Other operating expenses in 2010 increased over 2009 due primarily to increased self-insurance costs associated with professional and general liability claims and investments we made in our core business in 2010, including the investment in our case management function, as discussed above. As a result of the jury verdict discussed in Note 22, Contingencies and Other Commitments, “Other Litigation,” to the accompanying consolidated financial statements, we recorded a $4.6 million charge to Other operating expenses during the second quarter of 2010. In addition, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. During 2010, we recorded a $7.6 million increase in self-insurance costs associated with professional and general liability risks due to revised actuarial estimates that primarily resulted from an increase in expected losses on a subset of claims in our recent claims history.

Other operating expenses were higher during 2009 than in 2008 primarily due to increased patient volumes and the year-over-year impact of a reduction in self-insurance costs. In 2008, we experienced a reduction in self-insurance costs related to professional and general liability risks due to revised actuarial estimates that resulted from current claims history and industry-wide loss development trends.

Other operating expenses in 2008 included an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets.

For additional information, see Note 15, Fair Value Measurements, and Note 10, Self-Insured Risks, to the accompanying consolidated financial statements.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

General and administrative expenses as a percent of Net operating revenues decreased from 2009 to 2010 primarily as a result of effective expense management and our increasing revenue base. General and administrative expenses as a percent of Net operating revenues decreased from 2008 to 2009 due primarily to a reduction in corporate-related, full-time equivalents and moving certain processes “in-house” versus using external consultants and professionals.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense decreased as a percent of Net operating revenues from 2009 to 2010 due to our supply chain efforts and our continual focus on monitoring and actively managing pharmaceutical costs, as well as our increasing revenue base. Supplies expense as a percent of Net operating revenues was flat from 2008 to 2009.

Depreciation and Amortization

Depreciation and amortization increased from 2009 to 2010 primarily as a result of increased capital expenditures in 2009.

Depreciation and amortization for the year ended December 31, 2008 included a charge related to the accelerated depreciation of our corporate campus so that the net book value of the corporate campus equaled the net proceeds we received on the transaction’s closing date. The decrease in Depreciation and amortization from 2008 to 2009 primarily resulted from this transaction. See Note 5, Property and Equipment, to the accompanying consolidated financial statements.

As we continue to grow and expand our inpatient rehabilitation business, we expect our depreciation and amortization charges to increase going forward.

Gain on UBS Settlement

As discussed in more detail in Note 21, Settlements, to the accompanying consolidated financial statements, we entered into an agreement with UBS Securities to settle litigation filed by the derivative plaintiffs on the Company’s behalf. Under the settlement, $100.0 million in cash previously paid into escrow by UBS Securities and its insurance carriers was released to us, and we received a release of all claims by UBS Securities, including the release and satisfaction of an approximate $31 million judgment in favor of an affiliate of UBS Securities related to a loan guarantee.

Out of the $100.0 million cash settlement proceeds received from UBS Securities and its insurance carriers, we were obligated to pay $26.2 million in fees and expenses to the derivative plaintiffs’ attorneys and are obligated to pay 25% of the net proceeds, after deducting all of our costs and expenses in connection with the derivative litigation, to the plaintiffs in the consolidated securities litigation. See this Item, “Results of Operations – Government, Class Action, and Related Settlements Expense” and “Results of Operations – Professional Fees—Accounting, Tax, and Legal,” for additional information.

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

From 2008 to 2009, our Provision for doubtful accounts increased as a percentage of Net operating revenues due primarily to the aging of these types of claims. Medicare contractors ceased these denials in the latter part of 2009, which resulted in a decrease in our Provision for doubtful accounts as a percent of Net operating revenues from 2009 to 2010. During 2010, our recovery of previously denied claims exceeded the dollar value of new claims added to our outstanding receivables balance by $4.5 million. In addition, we have enhanced the processes around the capture and recovery of Medicare-related bad debts. Subsequent recoveries are recorded via the Provision for doubtful accounts.

Certain Medicare contractors reinstituted denials of certain diagnosis codes during the second quarter of 2010. We may experience volatility in our Provision for doubtful accounts as a percent of Net operating revenues as claims are denied and the related receivables age during the appeals process.

Loss on Disposal of Assets

The Loss on disposal of assets in each year presented primarily resulted from various equipment disposals throughout each period and the write-off of certain assets as we updated, or “refreshed,” some of our hospitals. For the year ended December 31, 2009, it also included losses associated with our write-down of certain assets held for sale to their estimated fair value based on offers we received from third parties to acquire the assets. For additional information, see Note 15, Fair Value Measurements, to the accompanying consolidated financial statements.

Government, Class Action, and Related Settlements

During 2010, HealthSouth was relieved of its contractual obligation to continue paying premiums on certain split dollar life insurance policies on the life of Richard M. Scrushy, our former chairman and chief executive officer. The split dollar life insurance policies were owned by trusts established by Mr. Scrushy for the benefit of his children. During 2010, the split dollar policies were terminated and their net cash surrender proceeds in the amount of approximately $2 million was divided among HealthSouth, Mr. Scrushy’s wife, and the Scrushy children’s trusts. We recorded a $1.1 million charge as part of Government, class action, and related settlements in 2010 associated with this obligation.

The majority of the amounts recorded as Government, class action, and related settlements in 2009 and 2008 resulted from changes in the fair value of our common stock and the associated common stock warrants underlying our securities litigation settlement. Prior to the issuance of these shares of common stock and common stock warrants on September 30, 2009, at each period end, we adjusted our liability for this settlement based on the value of our common stock and the associated common stock warrants. To the extent the price of our common stock increased, we would increase our liability and record losses. When the price of our common stock decreased, we would reduce our liability and record gains. The final fair value adjustment related to these shares and warrants was made in 2009 when we issued the underlying common stock and common stock warrants. See Note 21, Settlements, to the accompanying consolidated financial statements for additional information.

Government, class action, and related settlements for the year ended December 31, 2009 included a $37.2 million increase in the liability associated with our securities litigation settlement based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements for 2009 also included a net gain of $0.5 million associated with certain settlements and other matters discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Government, class action, and related settlements for the year ended December 31, 2008 included an $85.2 million decrease in the liability associated with our securities litigation settlement based on the value of our common stock and the associated common stock warrants underlying this settlement. Government, class action, and related settlements also included a net charge of $18.0 million during 2008 for certain settlements and indemnification obligations. These obligations primarily related to amounts owed to the derivative plaintiffs in our securities litigation settlement as a result of the UBS Settlement discussed in Note 21, Settlements, to the accompanying consolidated financial statements. As discussed in that note, the derivative plaintiffs are entitled to 25% of any net recoveries from judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy, Ernst & Young LLP, and UBS Securities.

For additional information, see Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Professional Fees—Accounting, Tax, and Legal

In 2010, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues.

As discussed in Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements, in June 2009, a court ruled that Mr. Scrushy committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of our accrual for his legal fees, which resulted in a reduction in Professional fees—accounting, tax, and legal of $6.5 million during the year ended December 31, 2009.

Excluding the reversal of accrued fees discussed above, Professional fees—accounting, tax, and legal for 2009 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims.

Professional fees—accounting, tax, and legal for the year ended December 31, 2008 related primarily to legal fees for continued litigation and support matters arising from our prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. Specifically, these fees included the $26.2 million of fees and expenses awarded to the derivative plaintiffs’ attorneys as part of the UBS Settlement discussed in Note 21, Settlements, to the accompanying consolidated financial statements.

See Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements for a description of our continued litigation and support matters arising from our prior reporting and restatement issues.

Loss on Early Extinguishment of Debt

As discussed in Note 8, Long-term debt, to the accompanying consolidated financial statements, during 2010 we completed refinancing transactions in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement. During 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and used the net proceeds from this transaction, along with cash on hand, to tender for and redeem all Floating Rate Senior Notes due 2014 outstanding at that time. During 2009 and 2008, we also used the net proceeds from various non-operating sources of cash, as well as available cash, to pay down long-term debt. The amounts included in Loss on early extinguishment of debt in each year are a result of these transactions.

Interest Expense and Amortization of Debt Discounts and Fees

As discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, as well as in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, we effectively converted $884 million of variable rate interest to a fixed rate via interest rate swaps that are not designated as hedges. Because these swaps are not designated as hedges, the line item Interest expense and amortization of debt discounts and fees, has historically benefitted from lower interest rates. However, lower rates generated increased payments on our interest rate swaps and increased amounts included in the line item Loss on interest rate swaps. These interest rate swaps will terminate in March 2011.

Interest expense and amortization of debt discounts and fees was flat from 2009 to 2010. The increase in our average interest rate from 7.0% in 2009 to 7.4% in 2010 was offset by lower average borrowings year over year.

Approximately $17.4 million of the decrease in Interest expense and amortization of debt discounts and fees from 2008 to 2009 was due to a decrease in our average interest rate year over year. Our average interest rate was 7.0% during 2009 compared to an average rate of 8.0% during 2008. The remainder of the decrease was due to lower average borrowings which resulted from the debt reductions discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

See Note 8, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item for a discussion of the refinancing transactions we completed in October 2010. As part of these transactions, we repaid Tranche A and Tranche B of our term loan facility, which accrued interest at rates of 2.5% and 4.0% per annum, respectively, at the time they were extinguished, primarily using the net proceeds from $275 million of senior notes that accrue interest at 7.25% per annum and $250 million of senior notes that accrue interest at 7.75% per annum. The higher interest rate on the new senior notes relative to the term loans will cause interest expense to increase in subsequent periods.

Other Income

Other income is primarily comprised of interest income and gains and losses on sales of investments. In 2009 and 2008, Other income also included $1.4 million and $1.8 million, respectively, of impairment charges associated with our marketable equity securities and certain other cost method investments. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.

Loss on Interest Rate Swaps

Our Loss on interest rate swaps in each year represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that are not designated as hedges. The net loss recorded in each year presented represents the change in the market’s expectations for interest rates over the remaining term of the swap agreements. To the extent the expected LIBOR rates increase, we will record net gains. When expected LIBOR rates decrease, we will record net losses. In addition, Loss on interest rate swaps also includes any ineffectiveness associated with our former two forward-starting interest rate swaps that were designated as hedges.

In association with the refinancing transactions discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item, in September 2010, we gave a termination notice to the counterparties to our two forward-starting interest rate swaps. Accordingly, during 2010, we reclassified the existing cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the settlement payment to the counterparties as part of Loss on interest rate swaps during 2010. In October 2010, an unwind fee of $6.9 million was paid to the counterparties under these agreements to effect the termination. See Note 9, Derivative Instruments, to the accompanying consolidated financial statements for additional information.

During the years ended December 31, 2010, 2009, and 2008, we made net cash settlement payments of $44.7 million, $42.2 million, and $20.7 million, respectively, to our counterparties of our two remaining interest rate swaps that are not designated as hedges. The net payment obligations on our interest rate swaps reflect the difference between the fixed rate we pay (5.2%) and the three-month LIBOR rate we receive. Three-month LIBOR declined significantly in the first quarter of 2008 and again in the fourth quarter of 2008 leading to increases in our net payment obligations in 2008, 2009, and 2010. Our two remaining interest rate swaps that are not designated as hedges will terminate in March 2011. For additional information regarding these interest rate swaps, see Note 9, Derivative Instruments, to the accompanying consolidated financial statements.

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

Income from Continuing Operations Before Income Tax Benefit

Our Income from continuing operations before income tax benefit (“pre-tax income from continuing operations”) for 2010, 2009, and 2008 included net losses (gains) of $1.1 million, $36.7 million, and ($188.5) million, respectively, related to Government, class action, and related settlements, including the gain on the UBS Settlement (see Note 21, Settlements, to the accompanying consolidated financial statements). Pre-tax income from continuing operations for 2010, 2009, and 2008 also included $17.2 million, $8.8 million, and $44.4 million, respectively, of expenses associated with Professional fees—accounting, tax, and legal, as discussed above. It also included losses of $13.3 million, $19.6 million, and $55.7 million, respectively, associated with our interest rate swaps that are not designated as hedges (see Note 9, Derivative Instruments, to the accompanying consolidated financial statements).

Excluding these items, the improvement in pre-tax income from continuing operations from 2009 to 2010 resulted from increased revenues, disciplined expense management, and a favorable bad debt trend. While offset slightly by the increase in self-insurance costs associated with professional and general liability claims, the decrease in Salaries and benefits and the Provision for doubtful accounts as a percent of Net operating revenues resulted in improved flow through to pre-tax income from continuing operations.

Excluding these items, the improvement in pre-tax income from continuing operations from 2008 to 2009 resulted from an increase in Net operating revenues, a decrease in depreciation, and a decrease in interest expense.

Provision for Income Tax Benefit

The change in our Provision for income tax benefit from 2009 to 2010 was due primarily to a reduction in our valuation allowance. In 2007, the Company completed the divestitures of its surgery centers, outpatient, and diagnostic divisions, thus strategically repositioning itself to be the largest “pure-play” provider in the inpatient rehabilitation industry. With our business now focused on providing primarily inpatient rehabilitative services, 2008 marked the first year we generated pre-tax income from continuing operations. This trend of positive pre-tax income from continuing operations continued in 2009 and 2010, providing us with positive evidence of pre-tax income from continuing operations on a three-year look-back basis. In addition, in the fourth quarter of 2010, we completed our forecast of future earnings which includes assumptions about patient volumes, payor reimbursement, labor costs, hospital operating expenses, and interest expense. Our forecast, which we believe is based on reasonable assumptions for matters known to us at this time, indicates our ability to sustain future earnings. In addition, we considered forecasted reversals of deferred tax liabilities and potential tax planning strategies in our analysis. Accordingly, based on the weight of available evidence including our generation of pre-tax income from continuing operations in recent years, our forecast of future earnings, and our ability to sustain a core level of earnings, we determined, in the fourth quarter of 2010, it is more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state jurisdictions in the future and decreased our valuation allowance by $825.4 million to $112.7 million through our Provision for income tax benefit in our consolidated statement of operations.

In certain state jurisdictions, we do not expect to generate sufficient income to use all of the available operating loss carryforwards prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdiction, or if the timing of future tax deductions differs from our expectations. See also the “Critical Accounting Policies” section of this Item and Note 19, Income Taxes, to the accompanying consolidated financial statements.

The change in our income tax benefit from 2008 to 2009 was due primarily to the recovery of federal income taxes and related interest in 2008, as discussed in Note 19, Income Taxes, to the accompanying consolidated financial statements.

Our Provision for income tax benefit in 2010 included the following: (1) net deferred income tax benefit of $738.5 million primarily attributable to the reduction in our valuation allowance, as discussed above, and (2) current income tax benefit of $10.3 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (3) current income tax expense of $12.2 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period. These amounts increased from 2009 to 2010 due primarily to bed additions at partnership hospitals and one hospital that was wholly owned prior to becoming a partnership in the fourth quarter of 2009.

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

Results of Discontinued Operations

The operating results of discontinued operations, by division and in total, are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
HealthSouth Corporation:
Net operating revenues	$0.9	$9.8	$28.3
Costs and expenses	3.2	13.4	31.6
Impairments	0.6	4.0	10.0
Loss from discontinued operations	(2.9)	(7.6)	(13.3)
Loss on disposal of assets of discontinued operations	(0.9)	(0.4)	(0.1)
Income tax benefit (expense)	1.2	(0.1)	(0.1)
Loss from discontinued operations, net of tax	$(2.6)	$(8.1)	$(13.5)
Other:
Net operating revenues	$1.1	$8.0	$13.4
Costs and expenses	(2.1)	12.4	4.6
Impairments	-	-	1.8
Income (loss) from discontinued operations	3.2	(4.4)	7.0
(Loss) gain on disposal of assets of discontinued operations	(0.3)	0.8	0.2
Net gain on divestitures of divisions	-	13.4	18.7
Income tax (expense) benefit	(1.0)	0.4	3.8
Income from discontinued operations, net of tax	$1.9	$10.2	$29.7
Total:
Net operating revenues	$2.0	$17.8	$41.7
Costs and expenses	1.1	25.8	36.2
Impairments	0.6	4.0	11.8
Income (loss) from discontinued operations	0.3	(12.0)	(6.3)
(Loss) gain on disposal of assets of discontinued operations	(1.2)	0.4	0.1
Net gain on divestitures of divisions	-	13.4	18.7
Income tax benefit	0.2	0.3	3.7
(Loss) income from discontinued operations, net of tax	$(0.7)	$2.1	$16.2
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

During 2010, we recorded an impairment charge of $0.6 million related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals. During 2009, we recorded an impairment charge of $4.0 million related to our hospital in Baton Rouge, Louisiana that qualified to be reported as discontinued operations in 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third party to purchase the assets. During 2008, we recorded impairment charges of $10.0 million. The majority of these charges related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an evaluation of current real estate market conditions in the applicable area.

Other. Results of discontinued operations in “other” primarily included the results of operations of our former surgery centers, outpatient and diagnostic divisions.

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

See also Note 18, Assets Held for Sale and Results of Discontinued Operations, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.

2010 Refinancing Transactions

The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital and credit markets and general business environment. Enhancing the flexibility of our capital structure includes reducing our refinancing risks within any single, 24-month interval, allowing for debt prepayments with excess cash flows, and loosening or eliminating certain restrictive terms associated with our historic credit agreement.

Consistent with these objectives, during October 2010, we completed a public offering of $275 million in aggregate principal amount of 7.25% senior notes due 2018 and $250 million in aggregate principal amount of 7.75% senior notes due 2022. The net proceeds from the notes offering along with $128.6 million of cash on hand were used to repay amounts outstanding under our term loan facility that was part of our then–existing credit agreement. In addition, in October 2010, we replaced our existing credit agreement with a new credit agreement that matures in 2015 and provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. At closing, we drew $100 million on the new revolving credit facility and used it, along with available cash, to repay all remaining amounts outstanding under the former term loan facility.

As a result of the 2010 refinancing transactions, we improved our overall debt profile by extending debt maturities and reducing floating interest rate exposure. We also amended certain other terms of our historic credit agreement to make the new credit agreement more consistent with our current financial position, including the loosening of terms to allow for debt prepayments with excess cash flows.

In addition, we terminated our two forward-starting interest rate swaps which hedged forecasted variable cash flows associated with the former term loan facility. In October 2010, an unwind fee of $6.9 million was paid to the counterparties under these agreements to effect the termination.

Current Liquidity

As of December 31, 2010, we had $48.4 million in Cash and cash equivalents. This amount excludes $36.5 million in Restricted cash and $37.5 million of restricted marketable securities ($19.3 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. Throughout 2010, we continued to generate strong cash flows from operations. In addition, we also negotiated with certain of our external partners to release restrictions placed on the joint ventures’ cash which allowed us to manage and control the use of the joint ventures’ cash (see Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements). While our cash flows remained strong, we experienced a net decrease in Cash and cash equivalents year over year primarily due to $34.1 million used for acquisitions, net debt repayments of approximately $163 million throughout 2010, and $26.2 million of fees associated with the 2010 refinancing transactions, including the fees associated with the termination of two interest rate swaps, as discussed above.

In addition to Cash and cash equivalents, as of December 31, 2010, we had approximately $376 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains financial covenants that include a leverage ratio and an interest coverage ratio. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2010, the maximum leverage ratio requirement per our credit agreement was 5.0x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.

See the “Adjusted EBITDA” section below for additional information related to the calculation of Adjusted EBITDA in accordance with our credit agreement. Using the definition of Adjusted EBITDA as presented herein, our leverage ratio was 3.5x and our interest coverage ratio was 3.5x as of December 31, 2010.

We have scheduled principal payments of $14.5 million and $14.3 million in 2011 and 2012, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to the accompanying consolidated financial statements). We do not face near-term refinancing risk, as our revolving credit facility does not mature until 2015, and the majority of our bonds are not due until 2016 and beyond.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2010, 2009, and 2008, as well as the effect of exchange rates for 2008 (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$331.0	$406.1	$227.2
Net cash used in investing activities	(125.9)	(133.0)	(40.0)
Net cash used in financing activities	(237.7)	(224.3)	(176.0)
Effect of exchange rate changes on cash and cash
equivalents	-	-	0.8
(Decrease) increase in cash and cash equivalents	$(32.6)	$48.8	$12.0

2010 Compared to 2009

Operating activities. Net cash provided by operating activities for the year ended December 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $63.7 million in income tax refunds associated with prior periods. Net cash provided by operating activities for the year ended December 31, 2010 included $13.5 million in income tax refunds associated with prior periods. See Note 21, Settlements, and Note 19, Income Taxes, to the accompanying consolidated financial statements. Excluding these amounts, the increase in Net cash provided by operating activities from 2009 to 2010 resulted from the increase in Net operating revenues, effective expense management, and the timing of interest and payroll-related payments.

Investing activities. Net cash used in investing activities decreased from 2009 to 2010. During 2010, the reduction in restricted cash, as discussed above, and the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana were offset by the use of $34.1 million related to business acquisitions and net purchases of restricted investments.

Financing activities. Net cash used in financing activities increased from 2009 to 2010 as a result of net debt repayments and debt amendment and issuance costs primarily associated with the 2010 refinancing transactions, as discussed above.

2009 Compared to 2008

Operating activities. Net cash provided by operating activities increased year over year due to the increase in Net operating revenues, as discussed above, and a decrease in cash interest expense. Net cash provided by operating activities for the year ended December 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $63.7 million in income tax refunds. See Note 21, Settlements, and Note 19, Income Taxes, to the accompanying consolidated financial statements.

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

Funding Commitments

We have scheduled principal payments of $14.5 million and $14.3 million in 2011 and 2012, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de-novo projects, IT initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2010, we made capital expenditures of $70.9 million, excluding $34.1 million used for our acquisition activities, as discussed above. During 2011, we expect to spend approximately $100 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $40 million of this budgeted amount is considered discretionary.

As discussed earlier in this report, further deleveraging of our balance sheet remains a top priority. Our 10.75% Senior Notes have an initial call date of June 2011and represent our most attractive debt repayment or refinancing opportunity. Potential funding sources for reducing the 10.75% Senior Notes include excess cash flows, our revolving credit facility, and new debt issuances.

For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Adjusted EBITDA

Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures.

We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the accompanying consolidated financial statements. These covenants are material terms of the credit agreement. Non-compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

In general terms, the definition of Adjusted EBITDA, per our credit agreement, allows (or, in the case of 2009 and 2008, has allowed) us to add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items include, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.

In accordance with the credit agreement, the Company is allowed to add certain other items to the calculation of Adjusted EBITDA, and there may also be certain other deductions required. This includes the interest income associated with income tax recoveries, as discussed in Note 19, Income Taxes, to the accompanying consolidated financial statements. In addition, we are allowed to add non-recurring cash gains, such as the cash proceeds from the UBS Settlement (see Note 21, Settlements, to the accompanying consolidated financial statements) to the calculation of Adjusted EBITDA. As these adjustments may not be indicative of our ongoing performance, they have been excluded from Adjusted EBITDA presented herein.

However, Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Our Adjusted EBITDA for the years ended December 31, 2010, 2009, and 2008 was as follows (in millions):

Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2010	2009	2008
Net income	$939.8	$128.8	$281.8
Loss (income) from discontinued operations, net of tax,
attributable to HealthSouth	0.7	(1.5)	(16.6)
Provision for income tax benefit	(736.6)	(3.2)	(70.1)
Loss on interest rate swaps	13.3	19.6	55.7
Interest expense and amortization of debt discounts and fees	125.9	125.8	159.5
Loss on early extinguishment of debt	12.3	12.5	5.9
Professional fees—accounting, tax, and legal	17.2	8.8	44.4
Government, class action, and related settlements,
including the gain on UBS Settlement (2008)	1.1	36.7	(188.5)
Net noncash loss on disposal of assets	1.5	3.5	2.0
Depreciation and amortization	76.4	70.9	82.4
Impairment charges, including investments	-	1.4	2.4
Stock-based compensation expense	16.4	13.4	11.7
Net income attributable to noncontrolling interests	(40.8)	(34.0)	(29.4)
Other	0.2	0.3	-
Adjusted EBITDA	$427.4	$383.0	$341.2

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	For the Year Ended December 31,
	2010	2009	2008
Adjusted EBITDA	$427.4	$383.0	$341.2
Provision for doubtful accounts	18.5	33.1	27.0
Professional fees—accounting, tax, and legal	(17.2)	(8.8)	(44.4)
Interest expense and amortization of debt discounts and fees	(125.9)	(125.8)	(159.5)
UBS Settlement proceeds, gross	-	100.0	-
Equity in net income of nonconsolidated affiliates	(10.1)	(4.6)	(10.6)
Net income attributable to noncontrolling interests in
continuing operations	40.8	33.4	29.8
Amortization of debt discounts and fees	6.3	6.6	6.5
Distributions from nonconsolidated affiliates	8.1	8.6	10.9
Current portion of income tax (expense) benefit	(1.9)	7.3	73.8
Change in assets and liabilities	(5.4)	(0.8)	(53.1)
Change in government, class action, and related settlements liability	(2.9)	(11.2)	(7.4)
Other operating cash (used in) provided by discontinued operations	(4.7)	(13.5)	11.4
Other	(2.0)	(1.2)	1.6
Net cash provided by operating activities	$331.0	$406.1	$227.2

The increase in Adjusted EBITDA for each year presented was due primarily to the increase in Net operating revenues discussed above, as well as effective expense management.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of December 31, 2010, we were secondarily liable for 41 such guarantees. The remaining terms of these guarantees range from one month to 102 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $35.5 million.

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

Also, as discussed in Note 21, Settlements, to the accompanying consolidated financial statements, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2010, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.

As of December 31, 2010, we do not have any retained or contingent interest in assets as defined above.

As of December 31, 2010, we hold two derivative financial instruments. These interest rate swaps are not designated as hedging instruments. The first was entered into in March 2006 to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. The second was entered into in June 2009 as a mirror offset to the first swap in order to reduce our effective fixed rate to total debt ratio. The termination date of both of these swaps is March 10, 2011. See Note 9, Derivative Instruments, to the accompanying consolidated financial statements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2010, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations

Our consolidated contractual obligations as of December 31, 2010 are as follows (in millions):

	Total	2011	2012-2013	2014-2015	2016 and Thereafter
Long-term debt obligations:
Long-term debt, excluding revolving
credit facility and capital lease
obligations (a)	$1,344.2	$1.8	$4.1	$3.1	$1,335.2
Revolving credit facility	78.0	-	-	78.0	-
Interest on long-term debt (b)	942.4	123.3	245.8	244.8	328.5
Capital lease obligations (c)	138.4	18.7	32.0	19.4	68.3
Operating lease obligations (d)(e)	261.7	41.9	68.7	47.6	103.5
Purchase obligations (e)(f)	13.7	8.0	4.5	1.2	-
Other long-term liabilities (g)	3.5	0.3	0.4	0.4	2.4
Total	$2,781.9	$194.0	$355.5	$394.5	$1,837.9

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2010. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations. Amounts also exclude the impact of our interest rate swaps.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Also, at December 31, 2010, we had $12.6 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $1.1 million as of December 31, 2010. We continue to actively pursue the maximization of our remaining state income tax refund claims. The process of resolving these tax matters with the applicable taxing authorities will continue in 2011. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Revenue Recognition

We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Our patient accounting system calculates contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other factors that are considered and could further influence the level of our reserves include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors, accordingly. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.

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

The table below shows a summary aging of our net accounts receivable balance as of December 31, 2010 and 2009. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2010	2009
	(In Millions)
0 – 30 Days	$163.9	$154.6
31 – 60 Days	20.5	19.3
61 – 90 Days	11.1	11.3
91 – 120 Days	6.4	6.6
120 + Days	14.4	18.7
Patient accounts receivable	216.3	210.5
Non-patient accounts receivable	8.6	9.2
Accounts receivable, net	$224.9	$219.7

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

Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional and general liability and workers’ compensation risks cover approximately 1,000 individual claims as of December 31, 2010 and estimates for unreported claims.

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

Long-lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment when events or changes in circumstances indicate the carrying value of the assets contained in our financial statements may not be recoverable. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated discounted future cash flows, unless there is an offer to purchase such assets, which would be the basis for determining fair value. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated over the remaining useful life of the asset. Restoration of a previously recognized impairment loss is prohibited.

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $0.6 million in discontinued operations during the year ended December 31, 2010. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

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

We performed our annual testing for goodwill impairment as of October 1, 2010, using the methodology described herein, and determined no goodwill impairment existed. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we believe our reporting unit is not at risk for any impairment charges.

Our other intangible assets consist of acquired certificates of need, licenses, noncompete agreements, tradenames, and market access assets. We amortize these assets over their respective estimated useful lives, which typically range from 3 to 30 years. All of our other intangible assets are amortized using the straight-line basis, except for our market access assets, which are amortized using an accelerated basis (see below). As of December 31, 2010, we do not have any intangible assets with indefinite useful lives.

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

Income Taxes

We provide for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Our forecast of future earnings includes assumptions about patient volumes, payor reimbursement, labor costs, hospital operating expenses, and interest expense. Based on the weight of available evidence, we determine if it is more likely than not our deferred tax assets will be realized in the future.

During the year ended December 31, 2010, we decreased our valuation allowance by $825.4 million. As of December 31, 2010, we have a remaining valuation allowance of $112.7 million which primarily related to state net operating losses. At the state jurisdiction level, we determined it was necessary to maintain a portion of our historic valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.

While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2010 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

We continue to actively pursue the maximization of our remaining state income tax refund claims and other tax benefits. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of December 31, 2010 is shown in the following table (in millions):

	As of December 31, 2010
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,307.8	94.4%	$1,395.4	94.7%
Variable rate debt	78.0	5.6%	78.0	5.3%
Total long-term debt	$1,385.8	100.0%	$1,473.4	100.0%

Based on the size of our variable rate debt as of December 31, 2010, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.2 million over the next 12 months.

As discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, in March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on an amortizing notional principal of $984.0 million, while the counterparties to this interest rate swap agreement pay a floating rate based on 3-month LIBOR. The termination date of this swap is March 10, 2011. As also discussed in that note, in June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. The termination date of this swap is also March 10, 2011. Because these interest rate swaps terminate on March 10, 2011 and the final interest rate was set for these swaps as of December 10, 2010, they have no impact on the interest rate sensitivity analysis presented above.

A 1% increase in interest rates would result in an approximate $49.6 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $42.8 million increase in its estimated net fair value.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We expect to file a definitive proxy statement relating to our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2011 Proxy Statement that specifically address disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Items of Business Requiring Your Vote - Proposal 1 – Election of Directors,” “Corporate Governance and Board Structure – Code of Ethics,” “Corporate Governance and Board Structure – Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure – Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Corporate Governance and Board Structure – Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Executive Compensation – Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is hereby incorporated by reference from our 2011 Proxy Statement under the captions “Corporate Governance and Board Structure – Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2011 Proxy Statement under the caption “Items of Business Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services.”

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

4.2.2
Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.3
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.4.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020, 7.250% Senior Notes due 2018, and 7.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.4.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7.2 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.4.3
Second Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.250% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

4.4.4
Third Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

10.1
Stipulation of Partial Settlement, dated as of September 26, 2006, by and among HealthSouth Corporation, the stockholder lead plaintiffs named therein, the bondholder lead plaintiff named therein and the individual settling defendants named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

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

10.4.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +

10.4.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +

10.5	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.11 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.6.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +

10.6.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +

10.7.1	HealthSouth Corporation 1997 Stock Option Plan.* +

10.7.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +

10.8.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +

10.8.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +

10.9	Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.10
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2010).+

10.11	HealthSouth Corporation Nonqualified 401(k) Plan.+

10.12	HealthSouth Corporation Second Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.19 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.13
Letter of Understanding, dated as of December 2, 2010, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 3, 2010).+

10.14.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.14.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.15	Form of Key Executive Incentive Award Agreement.** +

10.16.1	HealthSouth Corporation 2008 Equity Incentive Plan (incorporated by reference to Appendix A to HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2008).+

10.16.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.16.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.16.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.17	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.30 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.18
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 5, 2010).+

10.19	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.20	Form of letter agreement with former directors.* +

10.21.1
Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.21.2
Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.22.1
Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.2
First Amendment to Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.3
Second Amendment to Purchase and Sale Agreement, dated February 13, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.4
Third Amendment to Purchase and Sale Agreement, dated March 31, 2008, by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC) (incorporated by reference to Exhibit 10.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.5
Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.23.1	Stipulation of Settlement with UBS Securities LLC (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

10.23.2	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

10.24.1
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

10.24.2
Amendment Agreement, dated as of October 26, 2010, among HealthSouth Corporation, JPMorgan Chase Bank, N.A., as the existing administrative agent and the collateral agent, Barclays Bank PLC, as successor administrative agent and collateral agent, and the other lenders parties thereto, to the Credit Agreement, dated March 10, 2006, as amended and restated as of October 23, 2009, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other parties thereto, effecting the Amended and Restated Credit Agreement, dated as of October 26, 2010 (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.24.3
Amended and Restated Credit Agreement, dated as of October 26, 2010, among HealthSouth Corporation, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, and Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.24.4
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

12	Computation of Ratios.

21	Subsidiaries of HealthSouth Corporation.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Jay Grinney
President and Chief Executive Officer
Date: February 24, 2011

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints John P. Whittington his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAY GRINNEY	President and Chief Executive Officer and Director	February 24, 2011
Jay Grinney

/s/ Douglas E. Coltharp	Executive Vice President and Chief Financial Officer	February 24, 2011
Douglas E. Coltharp

/s/ Andrew L. Price	Chief Accounting Officer	February 24, 2011
Andrew L. Price

/s/ JON F. HANSON	Chairman of the Board of Directors	February 24, 2011
Jon F. Hanson

/s/ EDWARD A. BLECHSCHMIDT	Director	February 24, 2011
Edward A. Blechschmidt

/s/ JOHN W. CHIDSEY	Director	February 24, 2011
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 24, 2011
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 24, 2011
Yvonne M. Curl

Signature	Capacity	Date

/s/ CHARLES M. ELSON	Director	February 24, 2011
Charles M. Elson

/s/ LEO I. HIGDON, JR.	Director	February 24, 2011
Leo I. Higdon, Jr.

/s/ JOHN E. MAUPIN, JR.	Director	February 24, 2011
John E. Maupin, Jr.

/s/ L. EDWARD SHAW, JR.	Director	February 24, 2011
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of HealthSouth Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' deficit and cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 23, 2011

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Year Ended December 31,
	2010	2009	2008
	(In Millions, Except Per Share Data)
Net operating revenues	$1,999.3	$1,911.1	$1,829.5
Operating expenses:
Salaries and benefits	982.3	948.8	928.2
Other operating expenses	292.8	271.4	265.5
General and administrative expenses	106.2	104.5	105.5
Supplies	114.9	112.4	108.2
Depreciation and amortization	76.4	70.9	82.4
Gain on UBS Settlement	-	-	(121.3)
Occupancy costs	47.7	47.6	48.8
Provision for doubtful accounts	18.5	33.1	27.0
Loss on disposal of assets	1.5	3.5	2.0
Government, class action, and related settlements	1.1	36.7	(67.2)
Professional fees—accounting, tax, and legal	17.2	8.8	44.4
Total operating expenses	1,658.6	1,637.7	1,423.5
Loss on early extinguishment of debt	12.3	12.5	5.9
Interest expense and amortization of debt discounts and fees	125.9	125.8	159.5
Other income	(4.6)	(3.4)	-
Loss on interest rate swaps	13.3	19.6	55.7
Equity in net income of nonconsolidated affiliates	(10.1)	(4.6)	(10.6)
Income from continuing operations before income tax benefit	203.9	123.5	195.5
Provision for income tax benefit	(736.6)	(3.2)	(70.1)
Income from continuing operations	940.5	126.7	265.6
(Loss) income from discontinued operations, net of tax	(0.7)	2.1	16.2
Net income	939.8	128.8	281.8
Less: Net income attributable to noncontrolling interests	(40.8)	(34.0)	(29.4)
Net income attributable to HealthSouth	899.0	94.8	252.4
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)
Net income attributable to HealthSouth common shareholders	$873.0	$68.8	$226.4

Weighted average common shares outstanding:
Basic	92.8	88.8	83.0
Diluted	108.5	103.3	96.4
Earnings per common share:
Basic:
Income from continuing operations attributable to
HealthSouth common shareholders	$9.42	$0.76	$2.53
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	0.01	0.20
Net income attributable to HealthSouth common shareholders	$9.41	$0.77	$2.73
Diluted:
Income from continuing operations attributable to
HealthSouth common shareholders	$8.29	$0.76	$2.45
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	0.01	0.17
Net income attributable to HealthSouth common shareholders	$8.28	$0.77	$2.62

Amounts attributable to HealthSouth:
Income from continuing operations	$899.7	$93.3	$235.8
(Loss) income from discontinued operations, net of tax	(0.7)	1.5	16.6
Net income attributable to HealthSouth	$899.0	$94.8	$252.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$48.4	$80.9
Restricted cash	36.5	67.8
Current portion of restricted marketable securities	18.2	2.7
Accounts receivable, net of allowance for doubtful accounts of
$25.9 in 2010; $33.1 in 2009	224.9	219.7
Deferred income tax assets	28.1	0.5
Prepaid expenses and other current assets	50.1	54.4
Total current assets	406.2	426.0
Property and equipment, net	685.4	664.8
Goodwill	431.3	418.7
Intangible assets, net	48.8	43.7
Investments in and advances to nonconsolidated affiliates	30.7	29.3
Deferred income tax assets	679.3	-
Other long-term assets	90.4	99.0
Total assets	$2,372.1	$1,681.5

Liabilities and Shareholders’ Deficit
Current liabilities
Current portion of long-term debt	$14.5	$21.5
Accounts payable	48.9	50.2
Accrued payroll	80.0	77.9
Accrued interest payable	21.5	6.8
Refunds due patients and other third-party payors	49.8	53.0
Other current liabilities	144.6	181.8
Total current liabilities	359.3	391.2
Long-term debt, net of current portion	1,496.8	1,641.0
Self-insured risks	102.5	100.0
Other long-term liabilities	28.3	59.5
	1,986.9	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 400,000 shares issued in 2010 and 2009; liquidation preference
of $1,000 per share	387.4	387.4
Shareholders’ deficit:
HealthSouth shareholders' deficit:
Common stock, $.01 par value; 200,000,000 shares authorized;
issued: 97,626,393 in 2010; 97,238,725 in 2009	1.0	1.0
Capital in excess of par value	2,873.5	2,879.9
Accumulated deficit	(2,818.4)	(3,717.4)
Accumulated other comprehensive income	0.5	-
Treasury stock, at cost (4,180,025 shares in 2010 and 3,957,047 shares
in 2009)	(141.8)	(137.5)
Total HealthSouth shareholders’ deficit	(85.2)	(974.0)
Noncontrolling interests	83.0	76.4
Total shareholders' deficit	(2.2)	(897.6)
Total liabilities and shareholders’ deficit	$2,372.1	$1,681.5

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2010	2009	2008
	(In Millions)
COMPREHENSIVE INCOME
Net income	$939.8	$128.8	$281.8
Other comprehensive income (loss), net of tax:
Net change in foreign currency translation adjustment	-	-	0.7
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	0.5	1.3	(1.5)
Reclassifications to net income	(1.3)	1.6	(1.4)
Net change in unrealized (loss) gain on forward-starting interest rate swaps:
Unrealized net holding (loss) gain arising during the period	(4.7)	0.3	(0.2)
Reclassifications to net income	4.6	-	-
Other comprehensive (loss) income before income taxes	(0.9)	3.2	(2.4)
Provision for income tax benefit related to other comprehensive
(loss) income items	1.4	-	-
Other comprehensive income (loss), net of tax:	0.5	3.2	(2.4)
Comprehensive income	940.3	132.0	279.4
Comprehensive income attributable to noncontrolling interests	(40.8)	(34.0)	(29.4)
Comprehensive income attributable to HealthSouth	$899.5	$98.0	$250.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Deficit

	For the Year Ended December 31, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	899.0	-	-	40.8	939.8	$939.8
Other comprehensive income, net of tax	-	-	-	-	0.5	-	-	0.5	0.5
Comprehensive income									$940.3
Dividends declared on convertible perpetual preferred stock	-	-	(26.0)	-	-	-	-	(26.0)
Stock-based compensation	-	-	16.4	-	-	-	-	16.4
Distributions declared	-	-	-	-	-	-	(36.6)	(36.6)
Other	0.1	-	3.2	-	-	(4.3)	2.4	1.3
Balance at end of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)

	For the Year Ended December 31, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	-	-	-	94.8	-	-	34.0	128.8	$128.8
Other comprehensive income, net of tax	-	-	-	-	3.2	-	-	3.2	3.2
Comprehensive income									$132.0
Common stock issued under Securities Litigation Settlement	5.0	-	(63.5)	-	-	175.3	-	111.8
Dividends declared on convertible perpetual preferred stock	-	-	(26.0)	-	-	-	-	(26.0)
Stock-based compensation	-	-	13.4	-	-	-	-	13.4
Distributions declared	-	-	-	-	-	-	(34.6)	(34.6)
Other	0.3	-	(0.5)	-	-	(1.3)	(5.2)	(7.0)
Balance at end of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Shareholders' Deficit (Continued)

	For the Year Ended December 31, 2008
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	78.7	$0.9	$2,820.4	$(4,064.6)	$(0.8)	$(310.4)	$97.2	$(1,457.3)
Comprehensive income:
Net income	-	-	-	252.4	-	-	29.4	281.8	$281.8
Other comprehensive loss, net of tax	-	-	-	-	(2.4)	-	-	(2.4)	(2.4)
Comprehensive income									$279.4
Issuance of common stock	8.8	0.1	150.1	-	-	-	-	150.2
Dividends declared on convertible perpetual preferred stock	-	-	(26.0)	-	-	-	-	(26.0)
Stock-based compensation	-	-	11.7	-	-	-	-	11.7
Distribution declared	-	-	-	-	-	-	(32.5)	(32.5)
Settlements with partners	-	-	-	-	-	-	4.2	4.2
Government, class action, and related settlements	-	-	-	-	-	-	(9.4)	(9.4)
Transfer of surgery centers to ASC	-	-	-	-	-	-	(6.8)	(6.8)
Other	0.5	-	0.3	-	-	(1.1)	0.1	(0.7)
Balance at end of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009	2008
	(In Millions)
Cash flows from operating activities:
Net income	$939.8	$128.8	$281.8
Loss (income) from discontinued operations	0.7	(2.1)	(16.2)
Adjustments to reconcile net income to net cash provided by
operating activities—
Provision for doubtful accounts	18.5	33.1	27.0
Provision for government, class action, and related settlements	1.1	36.7	(90.6)
UBS Settlement proceeds, gross	-	100.0	(97.9)
Depreciation and amortization	76.4	70.9	82.4
Amortization of debt issue costs, debt discounts, and fees	6.3	6.6	6.5
Loss on disposal of assets	1.5	3.5	2.0
Loss on early extinguishment of debt	12.3	12.5	5.9
Loss on interest rate swaps	13.3	19.6	55.7
Equity in net income of nonconsolidated affiliates	(10.1)	(4.6)	(10.6)
Distributions from nonconsolidated affiliates	8.1	8.6	10.9
Stock-based compensation	16.4	13.4	11.7
Deferred tax (benefit) provision	(738.5)	4.1	3.7
Other	(1.8)	0.5	4.0
(Increase) decrease in assets—
Accounts receivable	(23.7)	(17.8)	(45.0)
Prepaid expenses and other assets	(8.1)	3.7	7.5
Income tax refund receivable	7.5	45.9	(3.4)
(Decrease) increase in liabilities—
Accounts payable	(1.3)	4.8	(4.2)
Accrued payroll	0.3	(12.4)	9.0
Accrued interest payable	14.7	(0.8)	(3.6)
Accrued fees and expenses for derivative plaintiffs' attorneys
in UBS Settlement	-	(26.2)	-
Refunds due patients and other third-party payors	(3.2)	4.2	(2.5)
Other liabilities	8.0	(0.6)	6.5
Termination of forward-starting interest rate swaps
designated as cash flow hedges	(6.9)	-	-
Self-insured risks	7.3	(1.6)	(17.4)
Government, class action, and related settlements	(2.9)	(11.2)	(7.4)
Net cash (used in) provided by operating activities of
discontinued operations	(4.7)	(13.5)	11.4
Total adjustments	(609.5)	279.4	(38.4)
Net cash provided by operating activities	331.0	406.1	227.2

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2010	2009	2008
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(70.9)	(72.2)	(55.7)
Acquisition of business, net of cash acquired	(34.1)	-	(14.6)
Acquisition of intangible assets	-	(0.4)	(18.2)
Proceeds from disposal of assets	0.2	3.9	53.9
Proceeds from sale of restricted investments	10.4	5.0	12.4
Purchase of restricted investments	(26.0)	(3.8)	(4.8)
Net change in restricted cash	31.3	(11.7)	7.5
Net settlements on interest rate swaps not designated as hedges	(44.7)	(42.2)	(20.7)
Net investment in interest rate swap not designated as a hedge	-	(6.4)	-
Other	(0.6)	(4.7)	0.6
Net cash provided by (used in) investing activities of
discontinued operations	8.5	(0.5)	(0.4)
Net cash used in investing activities	(125.9)	(133.0)	(40.0)

Cash flows from financing activities:
Checks in excess of bank balance	-	-	(11.4)
Principal borrowings on notes	-	15.5	-
Proceeds from bond issuance	525.0	290.0	-
Principal payments on debt, including pre-payments	(751.3)	(409.2)	(204.8)
Borrowings on revolving credit facility	100.0	10.0	128.0
Payments on revolving credit facility	(22.0)	(50.0)	(163.0)
Principal payments under capital lease obligations	(14.9)	(13.4)	(12.4)
Issuance of common stock	-	-	150.2
Dividends paid on convertible perpetual preferred stock	(26.0)	(26.0)	(26.0)
Debt amendment and issuance costs	(19.3)	(10.6)	-
Distributions paid to noncontrolling interests of
consolidated affiliates	(34.4)	(32.7)	(33.4)
Other	5.2	0.8	0.6
Net cash provided by (used in) financing activities of
discontinued operations	-	1.3	(3.8)
Net cash used in financing activities	(237.7)	(224.3)	(176.0)
Effect of exchange rate changes on cash and cash equivalents	-	-	0.8
(Decrease) increase in cash and cash equivalents	(32.6)	48.8	12.0
Cash and cash equivalents at beginning of year	80.9	32.1	19.8
Cash and cash equivalents of facilities held for sale at
beginning of year	0.1	0.1	0.4
Less: Cash and cash equivalents of facilities held for sale
at end of year	-	(0.1)	(0.1)
Cash and cash equivalents at end of year	$48.4	$80.9	$32.1

(Continued)

HealthSouth Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2010	2009	2008
	(In Millions)
Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(106.1)	$(121.3)	$(158.5)
Income tax refunds	15.7	63.7	90.4
Income tax payments	(10.0)	(10.5)	(17.1)

Supplemental schedule of noncash investing and financing activities:
Acquisitions of businesses:
Fair value of assets acquired	$19.2	$-	$18.1
Goodwill	12.6	-	8.6
Fair value of capital lease obligation assumed	-	-	(11.0)
Fair value of other liabilities assumed	(0.7)	-	(1.3)
Noncompete agreements	11.4	-	0.2
Note payable	(8.4)	-	-
Net cash paid for acquisitions	$34.1	$-	$14.6

Insurance recoveries receivable	$-	$-	$47.2
Property and equipment acquired through capital leases	-	-	11.2
Securities Litigation Settlement	-	294.6	-
Other, net	4.5	0.3	1.3

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

As of December 31, 2010, we operated 97 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting). We are the sole owner of 68 of these hospitals. We retain 50% to 97.5% ownership in the remaining 29 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 26 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2010, we also operated 6 freestanding LTCHs, 5 of which we own and one of which is a joint venture in which we have retained an 80% ownership interest. We also had 32 outpatient rehabilitation satellite clinics operated by our hospitals, including one joint venture satellite. We also provide home health services through 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts.

Reclassifications—

Certain immaterial amounts have been reclassified to conform to the current year presentation. In our consolidated balance sheet as of December 31, 2009, we reclassified certain noncurrent assets totaling $8.6 million previously reported as Other long-term assets to Goodwill ($2.3 million) and Intangible assets, net ($6.3 million). These assets primarily include tradenames and goodwill related to joint ventures in which we participate. These reclassifications had no impact on Total current assets or Total assets.

Out-of-Period Adjustments—

During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net income of nonconsolidated affiliates, which resulted in an understatement of both our Income from continuing operations before income tax benefit and our Net income of approximately $4.5 million for the year ended December 31, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the consolidated financial statements as of December 31, 2009 or to any prior years’ consolidated financial statements. As a result, we have not restated any prior period amounts.

Basis of Presentation and Consolidation—

The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.

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

We eliminate all significant intercompany accounts and transactions from our financial results.

Use of Estimates and Assumptions—

The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) income tax valuation allowances; (8) uncertain tax positions; (9) fair value of stock options and restricted stock containing a market condition; (10) fair value of interest rate swaps; (11) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (12) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.

Risks and Uncertainties—

As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation,

•	policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements),

•	coding and billing for services,

•	requirements of the 60% compliance threshold under The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007,

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws,

•	quality of medical care,

•	use and maintenance of medical supplies and equipment,

•	maintenance and security of patient information and medical records,

•	acquisition and dispensing of pharmaceuticals and controlled substances, and

•	disposal of medical and hazardous waste.

In the future, changes in these laws and regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operation, and cash flows.

Historically, the United States Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. Because we receive a significant percentage of our revenues from Medicare, such changes in legislation might have a material adverse effect on our financial position, results of operations, and cash flows, if any such changes were to occur.

On July 22, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register its fiscal year 2011 final rule for inpatient rehabilitation facilities under the prospective payment system. This rule will be effective for Medicare discharges between October 1, 2010 and September 30, 2011. In this rule, CMS established that aggregate Medicare payments to inpatient rehabilitation facilities for fiscal year 2011 would increase by approximately 2.15%, which reflects a 2.5% market basket increase reduced by 0.25% as mandated by the new health reform law described below for fiscal year 2011 together with an approximate 0.1% overall decrease in rehabilitation outlier payments. There can be no assurance that future governmental initiatives will not result in pricing roll-backs or freezes.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws could have a material impact on our business. We believe the issues with the greatest potential impact are: (1) reducing annual market basket updates to providers, which include annual productivity adjustments (reductions), (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future, (3) implementing a voluntary program for accountable care organizations (“ACOs”), (4) creating an Independent Payment Advisory Board, and (5) modifying employer-sponsored healthcare insurance plans.

The 2010 Healthcare Reform Laws include other provisions that could affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. The 2010 Healthcare Reform Laws also require the establishment of new mandatory quality data reporting programs for inpatient rehabilitation facilities and long-term acute care hospitals to take effect for fiscal year 2014. CMS is required to select and publish quality measures for these providers by October 1, 2012. Under these programs, a provider that fails to report on the selected quality measures will have its annual payment update factor reduced by 2% for the applicable fiscal year.

Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. While many of the stated goals of the reform initiatives are consistent with our own goal to provide care that is high-quality and cost-effective, legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, and otherwise adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted, implemented or amended, or the effect any future legislation or regulation will have on us.

If we are not able to maintain increased case volumes or reduce operating costs to offset any future pricing roll-back or freeze or increased costs associated with new regulatory compliance obligations, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare program, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors.

In addition, there are increasing pressures, including as a result of the 2010 Healthcare Reform Laws, from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and non-governmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.

Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us under our agreements with them. We could be adversely affected in some of the markets where we operate if the auditing payor alleges that substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.

As discussed in Note 22, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Revenue Recognition—

 Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Other operating revenues, which include revenues from cafeteria, gift shop, rental income, and management and administrative fees, approximated 1.2%, 1.4%, and 1.6% of Net operating revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

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

CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information that an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice (the “DOJ”). Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.

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

Marketable Securities—

We record all equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive income, which is a separate component of shareholders’ deficit. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.

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

	As of December 31,
	2010	2009
Medicare	58.5%	55.5%
Medicaid	2.1%	3.3%
Workers’ compensation	3.1%	3.2%
Managed care and other discount plans	29.0%	31.5%
Other third-party payors	5.3%	4.7%
Patients	2.0%	1.8%
	100.0%	100.0%

During the years ended December 31, 2010, 2009, and 2008, approximately 70.5%, 67.9%, and 67.2%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. HealthSouth does not believe there are any other significant concentrations of revenues from any particular payor that would subject it to any significant credit risks in the collection of its accounts receivable.

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

We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2010, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. As of December 31, 2010, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives and the amortization basis for our other intangible assets are generally as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	13 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	3 to 18 years using straight-line basis
Tradenames	10 to 20 years using straight-line basis
Market access assets	20 years using accelerated basis

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

On a recurring basis, we are required to measure our available-for-sale restricted marketable securities and our interest rate swaps at fair value. The fair values of our available-for-sale restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active. The fair value of our interest rate swaps is determined using the present value of the fixed leg and floating leg of each swap. The value of the fixed leg is the present value of the known fixed coupon payments discounted at the rates implied by the LIBOR-swap curve adjusted for the credit spreads applicable to the debt of the party in a liability position. This adjustment is meant to capture the price of transferring the liability to a similarly-rated counterparty. The value of the floating leg is the present value of the floating coupon payments which are derived from the forward LIBOR-swap rates and discounted at the same rates as the fixed leg.

On a nonrecurring basis, we are required to measure property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates, and assets and liabilities of discontinued operations at fair value. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. The fair value of our property and equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which would be the basis for determining fair value. The fair value of our intangible assets, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair value of our goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs. Goodwill is tested for impairment as of October 1st of each year, absent any impairment indicators.

Derivative Instruments—

We record derivative instruments, which consists only of interest rate swaps, on our balance sheet at fair value. Changes in the fair values of our derivatives are recorded each period in current earnings or in other comprehensive income, depending on their designations as trading or hedging swaps.

For derivative instruments not designated as hedging instruments, all changes in fair value are reported in current period earnings on the line entitled Loss on interest rate swaps in our consolidated statements of operations. Net cash settlements on these non-designated swaps are included in investing activities in our consolidated statements of cash flows.

For derivative instruments designated as cash flow hedges, the effective portion of changes in fair value is deferred as a component of other comprehensive income and reclassified to earnings as part of interest expense in the same period in which the hedged item impacts earnings. The ineffective portion, if any, is reported in earnings as part of Loss on interest rate swaps. Net cash settlements on these swaps that are designated as cash flow hedges are included in operating activities in our consolidated statements of cash flows.

We do not have any derivative instruments designated as fair value hedges.

For additional information regarding our derivative instruments, see Note 9, Derivative Instruments.

Refunds due Patients and Other Third-Party Payors—

Refunds due patients and other third-party payors consist primarily of estimates of potential overpayments received from our patients and other third-party payors. In instances where we are unable to locate and reimburse the party due the refund, these amounts may become subject to escheat property laws and consequently may be payable to various jurisdictions or reportable to a federal agency.

During 2005, we completed a substantive reconstruction process so that we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and restate our previously issued financial statements for the years ended December 31, 2001 and 2000. As of December 31, 2010 and 2009, approximately $42.1 million and $42.8 million, respectively, of amounts included in Refunds due patients and other third-party payors represent an estimate of potential overpayments that originated in periods prior to December 31, 2004. These amounts were originally estimated during our reconstruction process based on collection history and other available patient receipt data. We continue to review these estimates based on updated information with respect to third-party confirmations, settlement agreements, and developments in regulations and rulings. During 2010, 2009, and 2008, this process resulted in a reduction to Refunds due patients and other third-party payors of approximately $0.7 million, $0.7 million, and $2.9 million, respectively, all of which are included in (Loss) income from discontinued operations, net of tax in our consolidated statements of operations. We continue to confirm whether these balances are due and owing to third-party payors in various jurisdictions noting that the results of this process may impact the carrying value of these liabilities.

As of December 31, 2010 and 2009, approximately $33.9 million and $34.6 million, respectively, of the amount recorded as Refunds due patients and other third-party payors represents balances associated with our divested surgery centers, outpatient, and diagnostic divisions. These balances remained with HealthSouth after each transaction closed, and, therefore, are not reported as “held for sale” in our consolidated balance sheets.

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

Advertising Costs—

We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, included in Other operating expenses within the accompanying consolidated statements of operations, approximated $4.7 million in 2010, $5.0 million in 2009, and $5.4 million in 2008.

Professional Fees—Accounting, Tax, and Legal—

 As discussed in Note 22, Contingencies and Other Commitments, in June 2009, a court ruled that Richard M. Scrushy, our former chairman and chief executive officer, committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of this accrual for his legal fees during the second quarter of 2009 which resulted in a reduction in Professional fees—accounting, tax, and legal of $6.5 million during the year ended December 31, 2009.

In 2010, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. Excluding the reversal of accrued fees discussed above, Professional fees—accounting, tax, and legal for the years ended December 31, 2009 and 2008 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues and income tax return preparation and consulting fees for various tax projects related to our pursuit of our remaining income tax refund claims. Professional fees—accounting, tax, and legal in 2008 specifically included the $26.2 million of fees and expenses awarded to the derivative plaintiffs’ attorneys as part of the UBS Settlement discussed in Note 21, Settlements.

See Note 21, Settlements, and Note 22, Contingencies and Other Commitments, for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.

Income Taxes—

We provide for income taxes using the asset and liability method. This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income in the applicable tax jurisdiction.

 We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.

 HealthSouth and its corporate subsidiaries file a consolidated federal income tax return. Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability partnerships, and other pass-through entities that we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.

Assets Held for Sale and Results of Discontinued Operations—

Components of an entity that have been disposed of or are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled (Loss) income from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Prepaid expenses and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.

Earnings per Common Share—

The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be antidilutive.

Treasury Stock—

Shares of common stock repurchased by us are recorded at cost as treasury stock. When shares are reissued, we use an average cost method to determine cost. The difference between the cost of the shares and the reissuance price is added to or deducted from Capital in excess of par value. We account for the retirement of treasury stock as a reduction of retained earnings. However, due to our Accumulated deficit, the retirement of treasury stock is currently recorded as a reduction of Capital in excess of par value.

Foreign Currency Translation—

The financial statements of foreign subsidiaries whose functional currency is not the U.S. dollar have been translated to U.S. dollars. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts, which are translated at historical exchange rates. Gains and losses from foreign currency translations are reported as a component of Accumulated other comprehensive income within shareholders’ deficit. Exchange gains and losses from foreign currency transactions are recognized in the consolidated statements of operations and historically have not been material. We divested our international operations in October 2006.

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

2. Business Combinations:

On June 1, 2010, we acquired 100% of the assets and operations of Desert Canyon Rehabilitation Hospital (“Desert Canyon”), a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada for a purchase price of $10.0 million. The acquisition was funded with available cash. As a result of this transaction, Goodwill increased by $7.3 million.

On September 20, 2010, we acquired 100% of the assets and operations of Sugar Land Rehabilitation Hospital (“Sugar Land”), a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas for a purchase price of $23.6 million. The acquisition was funded with available cash. As a result of this transaction, Goodwill increased by $5.3 million.

On September 30, 2010, we finalized our acquisition of 100% of the operations of a 30-bed inpatient rehabilitation unit in Ft. Smith, Arkansas (“Ft. Smith”) for total consideration of $9.6 million. The acquisition was funded with $1.2 million of available cash at closing, with the remainder being paid over six years. The operations of this unit were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Ft. Smith.

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

We accounted for these acquisitions under the purchase method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. The fair values of identifiable intangible assets were based on valuations using the income approach based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of purchase price over the acquired assets and assumed liabilities was recorded as goodwill.

The allocation of each purchase price was based upon the fair values of assets acquired and liabilities assumed. The following table summarizes the allocation of the aggregate purchase price as of the acquisition dates for the above mentioned acquisitions (in millions):

Property and equipment, net	$17.6
Identifiable intangible assets:
Noncompete agreements (useful lives range from 16 months to 6 years)	11.4
Tradenames (useful lives are 10 years)	1.2
Licenses (useful lives are 20 years)	0.4
Goodwill	12.6
Total assets acquired	43.2
Total current liabilities assumed	(0.7)
Total allocation of purchase price consideration	$42.5

The Company’s reported Net operating revenues and Net income for the year ended December 31, 2010 include operating results for Ft. Smith from October 1, 2010 through December 31, 2010, Sugar Land from September 20, 2010 through December 31, 2010, and Desert Canyon from June 1, 2010 through December 31, 2010. The following table summarizes the aggregate results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2009 (in millions):

		Net Income
	Net Operating	Attributable to
	Revenues	HealthSouth
Acquired entities only: Actual from acquisition date to
December 31, 2010(a)	$10.1	$0.4
Combined entity: Supplemental pro forma from 1/01/2010-
12/31/2010 (unaudited)	2,017.8	902.7
Combined entity: Supplemental pro forma from 1/01/2009-
12/31/2009 (unaudited)	1,943.3	100.2

(a)
The Ft. Smith acquisition discussed above represents a market consolidation transaction, as we relocated the operations of this unit to, and consolidated it with, HealthSouth Rehabilitation Hospital of Ft. Smith. Because it is difficult to determine, with precision, the incremental impact of market consolidation transactions on our results of operations, the results of ongoing operations for Ft. Smith from its acquisition date to December 31, 2010 have been excluded from this line.

3.           Cash and Marketable Securities:

The components of our investments as of December 31, 2010 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$48.4	$36.5	$-	$84.9
Equity securities	-	-	37.5	37.5
Total	$48.4	$36.5	$37.5	$122.4

The components of our investments as of December 31, 2009 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$80.9	$67.8	$-	$148.7
Equity securities	-	-	21.0	21.0
Total	$80.9	$67.8	$21.0	$169.7

Restricted Cash—

As of December 31, 2010 and 2009, Restricted cash consisted of the following (in millions):

	As of December 31,
	2010	2009
Affiliate cash	$15.6	$31.9
Self-insured captive funds	20.4	33.7
Paid-loss deposit funds	0.5	2.2
Total restricted cash	$36.5	$67.8

Affiliate cash represents cash accounts maintained by joint ventures in which we participate where one or more of our external partners requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those joint ventures. Self-insured captive funds represent cash held at our wholly owned insurance captive, HCS, Ltd., as discussed in Note 10, Self-Insured Risks. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements. These funds cannot be used for purposes outside HCS without the permission of the

Cayman Islands Monetary Authority. Paid loss deposit funds represent cash held by third-party administrators to fund expenses and other payments related to claims.

The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2010 and 2009, all restricted cash was current.

Marketable Securities—

Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. As discussed previously, HCS handles professional liability, workers’ compensation, and other insurance claims on behalf of HealthSouth. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2010 and 2009, $19.3 million and $18.3 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.

A summary of our restricted marketable securities as of December 31, 2010 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$36.9	$0.7	$(0.1)	$37.5

A summary of our restricted marketable securities as of December 31, 2009 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$19.6	$1.5	$(0.1)	$21.0

Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the year ended December 31, 2010, we did not record any impairment charges related to our restricted marketable securities. During the year ended December 31, 2009, we recorded $0.8 million of impairment charges related to our restricted marketable securities. These impairment charges are included in Other income in our consolidated statements of operations.

Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Proceeds from sales of restricted
available-for-sale securities	$5.2	$5.0	$8.1
Gross realized gains	$0.4	$0.9	$0.2
Gross realized losses	$(0.1)	$(1.3)	$(1.5)

Our portfolio of marketable securities is comprised of mutual funds that hold investments in a variety of industries. As discussed in Note 1, Summary of Significant Accounting Policies, "Marketable Securities," when our portfolio includes marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examine the severity and duration of the impairments in relation to the cost of the individual investments. We also consider the industry in which each investment is held and the near-term prospects for a recovery in each specific industry.

4.           Accounts Receivable:

Accounts receivable consists of the following (in millions):

	As of December 31,
	2010	2009
Patient accounts receivable	$242.2	$243.6
Less: Allowance for doubtful accounts	(25.9)	(33.1)
Patient accounts receivable, net	216.3	210.5
Other accounts receivable	8.6	9.2
Accounts receivable, net	$224.9	$219.7

At December 31, 2010 and 2009, our allowance for doubtful accounts represented approximately 10.7% and 13.6%, respectively, of the total patient due accounts receivable balance.

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2010	$33.1	$18.5	$(25.7)	$25.9
2009	$30.9	$33.1	$(30.9)	$33.1
2008	$37.4	$27.0	$(33.5)	$30.9

5.           Property and Equipment:

Property and equipment consists of the following (in millions):

	As of December 31,
	2010	2009
Land	$70.9	$66.5
Buildings	932.6	904.6
Leasehold improvements	46.3	35.5
Furniture, fixtures, and equipment	373.1	353.2
	1,422.9	1,359.8
Less: Accumulated depreciation and amortization	(752.4)	(709.7)
	670.5	650.1
Construction in progress	14.9	14.7
Property and equipment, net	$685.4	$664.8

Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2010	2009
Fully depreciated assets	$243.0	$238.7
Assets under capital lease obligations:
Buildings	$197.2	$201.7
Equipment	0.2	0.2
	197.4	201.9
Accumulated amortization	(124.9)	(119.8)
Assets under capital lease obligations, net	$72.5	$82.1

The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Depreciation expense	$57.0	$51.6	$65.3
Amortization expense	$12.1	$12.3	$12.0
Interest capitalized	$0.4	$-	$-
Rent expense:
Minimum rent payments	$42.2	$35.4	$37.7
Contingent and other rents	21.6	27.7	25.7
Other	4.9	4.5	4.1
Total rent expense	$68.7	$67.6	$67.5

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

The sale agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel. In September 2008, Daniel Corporation announced it had reached an agreement with Trinity Medical Center (“Trinity”) pursuant to which Trinity will acquire the Digital Hospital. The purchase price of this transaction has not been made public, and the transaction is subject to Trinity receiving approval for a certificate of need (“CON”) from the applicable state board in Alabama. Although the CON has been granted to Trinity, the hospitals opposing Trinity’s CON have appealed the board’s ruling, and the appeal is currently before the Circuit Court of Montgomery County, Alabama, which has not yet ruled. Therefore, no assurances can be given as to whether or when we might receive any cash flows related to the deferred purchase price component of our agreement with Daniel.

Leases—

We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2025. We also lease certain buildings and equipment under capital leases generally expiring at various dates through 2027. Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require the Company to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred.

Some facilities are subleased to other parties. Rental income from subleases approximated $4.7 million, $5.2 million, and $6.3 million for the years ended December 31, 2010, 2009, and 2008, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $19.7 million as of December 31, 2010.

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

	As of December 31,
	2010	2009
Straight-line rental accrual	$8.4	$8.6

Future minimum lease payments at December 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2011	$41.9	$18.7	$60.6
2012	37.0	16.9	53.9
2013	31.7	15.1	46.8
2014	26.1	10.5	36.6
2015	21.5	8.9	30.4
2016 and thereafter	103.5	68.3	171.8
	$261.7	138.4	$400.1
Less: Interest portion		(49.3)
Obligations under capital leases		$89.1

In addition to the above, and as discussed in Note 8, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next five years and $22.2 million thereafter.

6.           Goodwill and Other Intangible Assets:

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other finite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements, tradenames, and market access assets.

The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2010, 2009, and 2008 (in millions):

Amount
Goodwill as of December 31, 2007	$408.4
Acquisition	8.6
Goodwill as of December 31, 2008	417.0
Acquisition of interest in joint venture entity	2.6
Allocation to discontinued operations related to expected sale of hospital	(0.9)
Goodwill as of December 31, 2009	418.7
Acquisitions	12.6
Goodwill as of December 31, 2010	$431.3

Goodwill increased in 2008 as a result of our acquisition of The Rehabilitation Hospital of South Jersey. Goodwill increased in 2009 as a result of a joint venture acquisition of an inpatient rehabilitation unit in Altoona, Pennsylvania. Goodwill increased in 2010 as a result of our acquisitions of Sugar Land and Desert Canyon.

We performed impairment reviews as of October 1, 2010, 2009, and 2008 and concluded that no Goodwill impairment existed. As of December 31, 2010, we had no accumulated impairment losses related to Goodwill.

See also Note 1, Summary of Significant Accounting Policies, “Reclassifications,” Note 2, Business Combinations, and Note 18, Assets Held for Sale and Results of Discontinued Operations.

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2010	$6.2	$(2.1)	$4.1
2009	6.2	(1.9)	4.3
Licenses:
2010	$50.2	$(39.4)	$10.8
2009	49.8	(36.9)	12.9
Noncompete agreements:
2010	$30.1	$(12.4)	$17.7
2009	18.8	(9.3)	9.5
Tradenames:
2010	$14.3	$(7.3)	$7.0
2009	13.1	(6.8)	6.3
Market access assets:
2010	$13.2	$(4.0)	$9.2
2009	13.2	(2.5)	10.7
Total intangible assets:
2010	$114.0	$(65.2)	$48.8
2009	101.1	(57.4)	43.7

Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Amortization expense	$7.3	$7.0	$5.1

Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2011	$8.9
2012	6.5
2013	6.3
2014	5.4
2015	4.9

See also Note 1, Summary of Significant Accounting Policies, “Reclassifications,” and Note 2, Business Combinations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7. Investments in and Advances to Nonconsolidated Affiliates:

Investments in and advances to nonconsolidated affiliates as of December 31, 2010 represents our investment in 15 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in millions):

	As of December 31,
	2010	2009
Equity method investments:
Capital contributions	$7.2	$7.2
Cumulative share of income	88.0	77.9
Cumulative share of distributions	(67.1)	(59.0)
	28.1	26.1
Cost method investments:
Capital contributions, net of distributions and impairments	2.6	3.2
Total investments in and advances to nonconsolidated affiliates	$30.7	$29.3

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2010	2009
Assets—
Current	$18.0	$17.3
Noncurrent	73.7	71.7
Total assets	$91.7	$89.0
Liabilities and equity—
Current liabilities	$7.5	$7.2
Noncurrent liabilities	7.2	7.8
Partners’ capital and shareholders’ equity—
HealthSouth	28.1	26.1
Outside partners	48.9	47.9
Total liabilities and equity	$91.7	$89.0

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net operating revenues	$79.8	$73.1	$68.8
Operating expenses	(51.6)	(47.2)	(44.7)
Income from continuing operations, net of tax	23.0	20.5	19.4
Net income	23.0	20.5	19.4

See also Note 1, Summary of Significant Accounting Policies, "Out-of-Period Adjustments."

8.           Long-term Debt:

Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2010	2009
Advances under $500 million revolving credit facility	$78.0	$-
Term loan facility	-	751.3
Bonds payable—
10.75% Senior Notes due 2016	495.5	494.9
7.25% Senior Notes due 2018	275.0	-
8.125% Senior Notes due 2020	285.5	285.2
7.75% Senior Notes due 2022	250.0	-
Other bonds payable	1.8	1.8
Other notes payable	36.4	28.0
Capital lease obligations	89.1	101.3
	1,511.3	1,662.5
Less: Current portion	(14.5)	(21.5)
Long-term debt, net of current portion	$1,496.8	$1,641.0

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2011	$14.5	$14.5
2012	14.3	14.3
2013	11.8	11.8
2014	8.0	8.0
2015	84.9	84.9
Thereafter	1,387.3	1,377.8
Total	$1,520.8	$1,511.3

2010 Refinancing Transactions—

In October 2010, we completed refinancing transactions (the “2010 Refinancing Transactions”) in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement, maturing in 2015, that provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. We used the net proceeds from the 2010 Refinancing Transactions, along with $128.6 million of available cash and a $100.0 million draw on our new revolving credit facility, to repay in full and retire all amounts outstanding under our former credit agreement.

As a result of the 2010 Refinancing Transactions, we recorded an $11.9 million Loss on early extinguishment of debt in the fourth quarter of 2010. See also Note 9, Derivative Instruments, for a discussion of the termination of two forward-starting interest rate swaps in connection with the refinancing transactions.

Senior Secured Credit Agreement—

New Credit Agreement

On October 26, 2010, we completed the refinancing of our former credit agreement and entered into a new amended and restated credit agreement with Barclays Bank PLC (“Barclays”) and certain other financial institutions. The new credit agreement provides us with a $500 million senior secured revolving credit facility, including a $260 million letter of credit subfacility and a swingline loan subfacility, that matures in 2015. At closing, $100.0 million were drawn on the new revolving credit facility to repay in full and retire the remaining amounts outstanding on the term loan facility under our former credit agreement. In addition, $48.7 million were drawn on the letter of credit subfacility at closing.

Amounts drawn on the revolving credit facility under the new credit agreement bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays’ prime rate and (b) the federal funds rate plus 0.5%, in each case, plus an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the revolving credit facility.

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

As of December 31, 2010, $78.0 million were drawn under the revolving credit facility with an interest rate of 3.8%. Amounts drawn as of December 31, 2010 exclude $45.6 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.

Former Credit Agreement

In March 2006, we entered into a credit agreement with a consortium of financial institutions, hereinafter referred to as our “former credit agreement.” The former credit agreement included (1) a $400 million revolving credit facility, with a revolving letter of credit subfacility and swingline loan subfacility, (2) a $100 million synthetic letter of credit facility, and (3) a term loan facility that had an original principal of $2.05 billion. We used the proceeds from this transaction to repay prior indebtedness and to pay fees and expenses related to this transaction.

Loans under the former credit agreement bore interest at a rate of, at our option, (1) LIBOR, adjusted for statutory reserve requirements or (2) the higher of (a) the federal funds rate plus 0.5% and (b) JPMorgan Chase Bank, N.A.’s (“JPMorgan”) prime rate, in each case, plus an applicable margin that varied depending upon our leverage ratio. We were also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the former revolving credit facility.

Since March 2006, the former credit agreement had been amended two times:

•
In March 2007, the former credit agreement was amended to lower the applicable margin and modify certain other covenants, which included gaining the appropriate lender approvals required for our 2007 divestiture activities.

•
In October 2009, the former credit agreement was amended to extend the maturity of a portion of the loans under the former credit agreement and to amend certain other provisions. Other amendments allowed us to issue senior secured and unsecured notes in the bond market and increase amounts we could spend for acquisitions and selected debt repurchases.

Our obligations under the former credit agreement were (1) secured by substantially all of our assets and the assets of the Subsidiary Guarantors and (2) guaranteed by the Subsidiary Guarantors. In addition to the

Collateral and Guarantee Agreement, we and the Subsidiary Guarantors entered into mortgages with respect to certain of our material real property (excluding real property subject to preexisting liens and/or mortgages) in connection with the former credit agreement. Our obligations under the former credit agreement were secured by the real property subject to such mortgages.

The credit agreement contained affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that changed over time.

As of December 31, 2009, no amounts were drawn under the revolving credit facility and no amounts were being utilized under the revolving letter of credit subfacility. If any amounts had been drawn as of that date, they would have accrued interest at 2.75% over LIBOR at the time of the last interest reset. The former revolving credit facility would have expired in March 2012.

The March 2007 amendment to the former credit agreement reduced the applicable participation rate on the $100 million synthetic letter of credit facility to 2.5% (formerly 3.25%). The participation rate was further reduced to 2.25% in 2009 when we received a credit rating upgrade. As of December 31, 2009, $95.2 million were utilized under the synthetic letter of credit facility. The letters of credit under the synthetic letter of credit facility were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. The synthetic letter of credit facility would have expired in March 2012.

The former term loan facility amortized in quarterly installments equal to 0.25% of the principal outstanding, with the balance payable upon the final maturity. The October 2009 amendment to the former credit agreement provided an extension of the maturity of a $300.0 million tranche of the term loan facility from March 2013 to September 2015 in exchange for a higher interest rate spread on that portion of the loan. The extended portion of the loan accrued interest at a rate of LIBOR plus 3.75%. A credit rating upgrade in 2009 resulted in a reduction in the spread on the non-extended portion of the term loan facility from 2.5% to 2.25%.

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

The New Senior Notes were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Trustee”), as supplemented by the second supplemental indenture relating to the 2018 Notes and the third supplemental indenture relating to the 2022 Notes (the “Supplemental Indentures” and, together with the Base Indenture, the “Indenture”), each dated October 7, 2010, among us, the Subsidiary Guarantors (as defined in the Indenture), and the Trustee. Pursuant to the terms of the Indenture, the New Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt (see Note 24, Condensed Consolidating Financial Information). The New Senior Notes are senior, unsecured obligations of HealthSouth and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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
* Expressed in percentage of principal amount

Prior to October 1, 2014, during any 12-month period, we may redeem up to 10% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to October 1, 2014, we may also redeem some or all of the 2018 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date plus our applicable premium (as defined in the Supplemental Indentures). At any time prior to October 1, 2013, we may redeem up to 35% of the aggregate principal amount of the 2018 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 107.25% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2018 Notes issued remains outstanding after the redemption. However, subject to certain exceptions, our credit agreement limits our ability to repurchase the 2018 Notes prior to their maturity.

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
* Expressed in percentage of principal amount

Prior to September 15, 2015, during any 12-month period, we may redeem up to 10% of the aggregate principal amount of the 2022 Notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to September 15, 2015, we may also redeem some or all of the 2022 Notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date plus our applicable premium (as defined in the Supplemental Indentures). At any time prior to September 15, 2013, we may redeem up to 35% of the aggregate principal amount of the 2022 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 107.75% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the 2022 Notes issued remains outstanding after the redemption. However, subject to certain exceptions, our credit agreement limits our ability to repurchase the 2022 Notes prior to their maturity.

8.125% Senior Notes Due 2020—

In December 2009, we issued $290.0 million of 8.125% Senior Notes due 2020 (the “2020 Notes”) at 98.327% of par. We used the net proceeds from this transaction along with cash on hand to tender for and redeem all floating rate senior notes due 2014, as described below, outstanding at that time. Due to discounts and financing costs, the effective interest rate on the 2020 Notes is 8.7%. Interest is payable semiannually in arrears on February 15 and August 15 of each year, beginning in February 2010. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement or the 2016 Notes. The 2020 Notes are senior unsecured obligations of HealthSouth and rank equally with our senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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

The Senior Notes were issued pursuant to separate indentures dated June 14, 2006 (each an “indenture” and together, the “Indentures”) among HealthSouth, the Subsidiary Guarantors (as defined in the Indentures), and the Trustee. Pursuant to the terms of the Indentures, the Senior Notes are senior unsecured obligations of HealthSouth and will rank equally with our senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. Our obligations under the Senior Notes are jointly and severally guaranteed by all of our existing and future subsidiaries that guarantee (1) borrowings under our credit agreement or (2) certain of our debt.

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

Floating Rate Notes

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

2016 Notes

The 2016 Notes mature on June 15, 2016 and bear interest at a per annum rate of 10.75%. Due to discounts and financing costs, the effective interest rate on the 2016 Notes is 11.4%.

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

Other Bonds Payable—

On September 28, 2001, we issued $400 million in 8.375% Senior Notes (the “8.375% Senior Notes”), substantially all of which have been tendered or redeemed as part of prior recapitalization transactions. As of December 31, 2010 and 2009, $0.3 million of these notes remained outstanding. Due to discounts and financing costs, the effective interest rate on the 8.375% Senior Notes is 8.4%, with interest payable on April 1 and October 1 of each year. The 8.375% Senior Notes mature on October 1, 2011 and are unsecured and unsubordinated. We used the net proceeds from the issuance of the 8.375% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities.

On May 17, 2002, we issued $1 billion in 7.625% Senior Notes due 2012 at 99.3% of par value (the “7.625% Senior Notes”), substantially all of which have been tendered or redeemed as part of prior recapitalization transactions. As of December 31, 2010 and 2009, $1.5 million of these notes remained outstanding. Due to discounts and financing costs, the effective interest rate on the 7.625% Senior Notes is 7.6%, with interest payable on June 1 and December 1 of each year. The 7.625% Senior Notes mature on June 1, 2012 and are unsecured and unsubordinated. We used the net proceeds from the issuance of the 7.625% Senior Notes to pay down indebtedness outstanding under our then-existing credit facilities and for other corporate purposes.

Other Notes Payable—

We have two 15-year notes payable agreements outstanding, both of which were used to finance real estate projects. The interest rates of these notes are 8.1% and 11.2%. In addition, and as part of the purchase of Ft. Smith discussed in Note 2, Business Combinations, we entered into a six-year note payable with the seller of this rehabilitation unit. The interest rate of this note is 7.8%.

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

9.           Derivative Instruments

Interest Rate Swaps Not Designated as Hedging Instruments—

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our former credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we pay a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement pay a floating rate based on 3-month LIBOR, which was 0.3% at December 10, 2010 and 2009, which was the most recent interest rate set date at each respective year end. The termination date of this swap is March 10, 2011. The fair market value of this swap as of December 31, 2010 and 2009 was ($12.1) million and ($54.8) million, respectively, and is included in Other current liabilities in our consolidated balance sheets.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we pay a variable rate based on 3-month LIBOR, while the counterparty to this agreement pays a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and are made quarterly on the same settlement schedule as the $984.0 million interest rate swap discussed above. The termination date of this swap is March 10, 2011. Our initial net investment in this swap was $6.4 million. The fair market value of this swap as of December 31, 2010 was $1.2 million and is included in Prepaid expenses and other current assets in our consolidated balance sheet. The fair market value of this swap as of December 31, 2009 was $5.6 million. Of this amount, $4.7 million is included in Prepaid expenses and other current assets with the remainder included in Other long-term assets in our consolidated balance sheets.

These interest rate swaps are not designated as hedges. Therefore, changes in the fair value of these interest rate swaps are included in current-period earnings as Loss on interest rate swaps.

During the years ended December 31, 2010, 2009, and 2008, we made net cash settlement payments of $44.7 million, $42.2 million, and $20.7 million, respectively, to our counterparties. Net settlement payments on these swaps are included in the line item Loss on interest rate swaps in our consolidated statements of operations.

Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges—

In association with the refinancing transactions discussed in Note 8, Long-term Debt, during 2010, we terminated two forward-starting interest rate swaps which hedged forecasted variable cash flows associated with our former term loan facility. Accordingly, we reclassified the existing cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line item titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the settlement payment to the counterparties as part of Loss on interest rate swaps during the year ended December 31, 2010. In October 2010, an unwind fee of $6.9 million was paid to the counterparties under these agreements to effect the termination.

Each swap had a notional value of $100 million and would have required the counterparties to pay us a floating rate based on 3-month LIBOR and had net settlements commencing on June 10, 2011. The first forward-starting interest rate swap, entered into in December 2008, would have required us to pay a fixed rate of 2.6%. The termination date of this swap would have been December 12, 2012. The fair market value of this swap as of December 31, 2009 was $0.4 million, and is included in Other long-term assets in our consolidated balance sheet.

The second forward-starting interest rate swap, entered into in March 2009, would have required us to pay a fixed rate of 2.9%. The termination date of this swap would have been September 12, 2012. The fair market value of this swap as of December 31, 2009 was ($0.3) million and is included in Other current liabilities in our consolidated balance sheet.

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

Reserves for professional liability, general liability, and workers’ compensation risks were $152.9 million and $137.5 million at December 31, 2010 and 2009, respectively. The current portion of this reserve, $50.4 million and $37.5 million, at December 31, 2010 and 2009, respectively, is included in Other current liabilities in our consolidated balance sheets. Expenses related to retained professional and general liability risks were $28.1 million, $13.6 million, and $6.7 million for the years ended December 31, 2010, 2009, and 2008, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with retained workers’ compensation risks were $8.3 million, $13.9 million, and $7.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Of these amounts, $8.1 million, $13.6 million, and $7.5 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses. See below for additional information related to estimated ultimate losses recorded in 2010, 2009, and 2008.

We also maintain excess loss contracts with insurers and reinsurers for professional, general liability, and workers’ compensation risks. Expenses associated with professional and general liability excess loss contracts were $2.5 million, $3.1 million, and $3.4 million for the years ended December 31, 2010, 2009, and 2008, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation excess loss contracts were $3.5 million, $3.4 million, and $0.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Of these amounts, $3.4 million, $3.3 million, and $0.7 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses.

Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the unpaid portion of the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated ultimate loss amounts are included in current operating results. During 2010, 2009, and 2008, we reduced our estimated ultimate losses relating to prior loss periods by $1.7 million, $7.4 million, and $19.4 million, respectively, due to favorable claim experience and industry-wide loss development trends.

The reserves for these self-insured risks cover approximately 1,000 individual claims at December 31, 2010 and 2009, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2010, 2009, and 2008, $30.7 million, $26.8 million, and $28.3 million, respectively, of payments (net of reinsurance recoveries of $1.0 million, $1.2 million, and $3.3 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts were $34.1 million and $21.5 million at December 31, 2010 and 2009, respectively. Of these amounts, $14.4 million and $5.4 million are included in Prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2010 and 2009, respectively, with the remainder included in Other long-term assets.

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

We declared $26.0 million in dividends on our preferred stock in each of the three years ended December 31, 2010. As of December 31, 2010 and 2009, accrued dividends of $6.5 million were included in Other current liabilities on our consolidated balance sheets. These accrued dividends were paid in January 2011 and 2010, respectively.

12.           Shareholders’ Deficit:

Issuance of Shares and Warrants Associated with Class Action Securities Litigation—

On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. For additional information, see Note 20, Earnings per Common Share, and Note 21, Settlements.

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

As of December 31, 2010, we were secondarily liable for 41 such guarantees. The remaining terms of these guarantees ranged from one month to 102 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $35.5 million.

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

14.           Accumulated Other Comprehensive Income:

Accumulated other comprehensive income, net of income tax effect, consists of the following (in millions):

	As of December 31,
	2010	2009
Unrealized gain (loss) on available-for-sale securities	$0.5	$(0.1)
Unrealized gain on interest rate swaps	-	0.1
Total	$0.5	$-

15.           Fair Value Measurements:

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2010	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Current portion of restricted
marketable securities	$18.2	$-	$18.2	$-	M
Prepaid expenses and other current assets:
June 2009 trading swap	1.2	-	1.2	-	I
Other long-term assets:
Restricted marketable securities	19.3	-	19.3	-	M
Other current liabilities:
March 2006 trading swap	(12.1)	-	(12.1)	-	I

As of December 31, 2009
Current portion of restricted
marketable securities	$2.7	$1.8	$0.9	$-	M
Prepaid expenses and other current assets:
June 2009 trading swap	4.7	-	4.7	-	I
Other long-term assets:
Restricted marketable securities	18.3	-	18.3	-	M
December 2008 forward-starting swap	0.4	-	0.4	-	I
June 2009 trading swap	0.9	-	0.9	-	I
Other current liabilities:
March 2006 trading swap	(54.8)	-	(54.8)	-	I
March 2009 forward-starting swap	(0.3)	-	(0.3)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

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

During the year ended December 31, 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The above losses incurred in 2009 represent our write-down of certain assets to their estimated fair value based on offers we received from third parties to acquire the assets or other market conditions. The loss related to Investments in and advances to nonconsolidated affiliates is included in Other income in our consolidated statement of operations for the year ended December 31, 2009. The losses related to assets held for sale are included in Loss on disposal of assets in our consolidated statement of operations for the year ended December 31, 2009.

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

In addition, during the year ended December 31, 2008, we recorded an impairment charge of $0.6 million. This charge represented our write-down of certain long-lived assets associated with one of our hospitals to their estimated fair value based on an offer we received from a third party to acquire the assets. This charge is included in Other operating expenses in our consolidated statement of operations for the year ended December 31, 2008.

During the years ended December 31, 2010, 2009, and 2008, we also recorded impairment charges of $0.6 million, $4.0 million, and $11.8 million, respectively, as part of our results of discontinued operations. See Note 18, Assets Held for Sale and Results of Discontinued Operations.

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

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$(12.1)	$(12.1)	$(54.8)	$(54.8)
December 2008 forward-starting swap	-	-	0.4	0.4
March 2009 forward-starting swap	-	-	(0.3)	(0.3)
June 2009 trading swap	1.2	1.2	5.6	5.6
Long-term debt:
Advances under $500 million revolving credit facility	78.0	78.0	-	-
Term loan facility	-	-	751.3	714.5
10.75% Senior Notes due 2016	495.5	543.2	494.9	542.5
7.25% Senior Notes due 2018	275.0	280.5	-	-
8.125% Senior Notes due 2020	285.5	311.8	285.2	284.7
7.75% Senior Notes due 2022	250.0	258.1	-	-
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	36.4	36.3	28.0	28.0
Financial commitments:
Letters of credit	-	45.6	-	95.2

16.           Stock-Based Compensation:

The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards under the terms of compensation plans designed to align employee and executive interests to those of our stockholders.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

All employee stock-based compensation awarded in 2009 and 2010 was issued under the 2008 Equity Incentive Plan, a stockholder-approved plan that provides for grants of nonqualified stock options or incentive stock options, restricted stock, stock appreciation rights, performance shares or performance units, dividend equivalents, restricted stock units (“RSUs”), or other stock-based awards. The terms of the 2008 Equity Incentive Plan make available up to 6,000,000 shares of common stock to be granted. As of December 31, 2010, the number of shares of stock reserved and available for grant under this plan, excluding previously issued but unvested performance-based and market condition restricted stock, is 5,032,776 shares. The maximum number of previously issued but unvested performance-based and market condition restricted stock, that could be granted but is excluded from the available shares noted above, is 3,907,606.

Historically, we have also issued stock-based compensation out of the following plans which expired in 2008: the 1995, 1997, and 1999 Stock Option Plans, the 1998 Restricted Stock Plan, the Key Executive Incentive Program, and the 2005 Equity Incentive Plan. As of December 31, 2010, we also had 1,200,300 shares available to issue under the 2002 Stock Option Plan; however, with the approval of the 2008 Equity Incentive Plan discussed above, we do not intend to issue any additional options from this plan.

Stock Options—

As of December 31, 2010, we had outstanding options from the 1995, 1997, and 2002 Stock Option Plans as well as the 2005 and 2008 Equity Incentive Plans. Under these plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. These plans provide for the granting of both nonqualified stock options and incentive stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond approximately ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which is generally three years.

The fair values of the options granted during the years ended December 31, 2010, 2009, and 2008 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2010	2009	2008
Expected volatility	44.7%	45.0%	39.5%
Risk-free interest rate	3.1%	2.7%	3.2%
Expected life (years)	6.7	6.5	6.4
Dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options, excluding a distinct period of extreme volatility between 2002 and 2003. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We do not pay a dividend, and we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2010, 2009, and 2008 was $8.54, $4.64, and $7.22, respectively.

A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2009	2,514	$22.88
Granted	210	17.30
Exercised	(26)	16.50
Forfeitures	(11)	21.75
Expirations	(194)	24.40
Outstanding, December 31, 2010	2,493	22.36	5.7	$5.7
Exercisable, December 31, 2010	1,976	24.59	5.0	2.1

We recognized approximately $2.0 million, $3.5 million, and $5.0 million of compensation expense related to our stock options for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $2.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 20 months.

Restricted Stock—

Prior to 2008, restricted stock awards contained only a service requirement and generally vested over a three-year requisite service period. The restricted stock awards granted in 2010, 2009, and 2008 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement). For awards with a service and/or performance requirement, the fair value of the award is determined by the closing price of our common stock on the grant date. For awards with a market condition, the fair value of the awards is determined using a lattice model.

A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2009	684	$12.20
Granted	382	16.37
Vested	(358)	16.24
Forfeited	(40)	11.55
Nonvested shares at December 31, 2010	668	13.84

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2009 and 2008 was $7.85 and $16.34 per share, respectively. We recognized approximately $13.6 million, $9.1 million, and $5.9 million of compensation expense related to our restricted stock awards for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010, there was $15.7 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 20 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures.

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

During the years ended December 31, 2010, 2009, and 2008, we issued 46,827, 103,185, and 49,788 RSUs, respectively, with a fair value of $17.30, $7.85, and $16.27, respectively, per unit. We recognized approximately $0.8 million of compensation expense upon their issuance in 2010, 2009, and 2008. There was no unrecognized compensation related to unvested shares as of December 31, 2010. As of December 31, 2010, 262,448 RSUs were outstanding.

17.           Employee Benefit Plans:

Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2010, 2009, and 2008, costs associated with these plans, net of amounts paid by employees, approximated $60.5 million, $62.6 million, and $62.3 million, respectively.

The HealthSouth Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. HealthSouth’s employer matching contribution is 50% of the first 6% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age are eligible to participate in the plan. Employer contributions vest 100% after three years of service. Participants are always fully vested in their own contributions.

Employer contributions to the HealthSouth Retirement Investment Plan approximated $12.7 million, $13.0 million, and $14.0 million in 2010, 2009, and 2008, respectively. In 2010 and 2009, approximately $1.7 million and $1.3 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.

Senior Management Bonus Program—

In 2010, 2009, and 2008, we adopted a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals or regional goals and individual goals. The corporate goals were dependent upon the Company meeting pre-determined financial goals. The regional goals were determined in accordance with the specific plans agreed upon between each region and our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance, were determined between each participant and his or her immediate supervisor. The program applied to persons who joined the Company in, or were promoted to, senior management positions. In 2011, we expect to pay approximately $11.6 million under the program for the year ended December 31, 2010. In February 2010, we paid $13.3 million under the program for the year ended December 31, 2009. In February 2009, we paid $9.9 million under the program for the year ended December 31, 2008.

18.           Assets Held for Sale and Results of Discontinued Operations:

The operating results of discontinued operations are as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net operating revenues	$2.0	$17.8	$41.7
Costs and expenses	1.1	25.8	36.2
Impairments	0.6	4.0	11.8
Income (loss) from discontinued operations	0.3	(12.0)	(6.3)
(Loss) gain on disposal of assets of
discontinued operations	(1.2)	0.4	0.1
Gain on divestitures of divisions	-	13.4	18.7
Income tax benefit	0.2	0.3	3.7
(Loss) income from discontinued operations,
net of tax	$(0.7)	$2.1	$16.2

As discussed in Note 22, Contingencies and Other Commitments, we have recorded charges related to settlements with certain of our current and former subsidiary partnerships related to the restatement of their historical financial statements. The portion of these charges that is attributable to partnerships of our divested surgery centers division has been included in our results of discontinued operations. See also Note 22, Contingencies and Other Commitments, for information related to our former outpatient division.

As discussed in Note 10, Self-Insured Risks, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by HCS. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our divested surgery centers, outpatient, and diagnostic divisions have been included in our results of discontinued operations.

During 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals. During 2009, we recorded an impairment charge of $4.0 million. This charge related to the hospital that qualified to be reported as discontinued operations during 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third-party to purchase the assets. During 2008, we recorded impairment charges of $11.8 million. The majority of these charges related to the hospital that was closed during 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an evaluation of current real estate market conditions in the applicable area.

Assets and liabilities held for sale consist of the following (in millions):

	As of December 31,
	2010	2009
Assets:
Current assets	$0.2	$1.4
Long-term assets	3.9	14.2
Total assets	$4.1	$15.6
Liabilities:
Current liabilities	$1.8	$4.2
Long-term liabilities	0.8	1.3
Total liabilities	$2.6	$5.5

As of December 31, 2010, assets and liabilities held for sale primarily relate to the hospital that was closed in 2008 and remaining lease obligations associated with other facilities. As of December 31, 2009, assets and liabilities held for sale in the above table primarily relate to the items noted above as well as to our hospital that was sold in January 2010.

Current assets and long-term assets in the above table are included in Prepaid expenses and other current assets and Other long-term assets, respectively, in our consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Other current liabilities and Other long-term liabilities, respectively, in our consolidated balance sheets.

As discussed in Note 1, Summary of Significant Accounting Policies, as of December 31, 2010 and 2009, Refunds due patients and other third-party payors consists of approximately $42.1 million and $42.8 million, respectively, of refunds and overpayments that originated prior to December 31, 2004. Of this amount, approximately $33.9 million and $34.6 million, respectively, represent liabilities associated with our former surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after the closing of each transaction, and therefore, are not considered liabilities held for sale. We continue to negotiate the settlement of these amounts with third-party payors in various jurisdictions.

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

The operating results of our former surgery centers division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net operating revenues	$0.5	$7.4	$10.7
Costs and expenses	0.7	3.9	6.6
Impairments	-	-	1.2
(Loss) income from discontinued operations	(0.2)	3.5	2.9
Gain on disposal of assets of discontinued operations	-	0.7	0.2
Gain on divestiture of division	-	13.4	19.3
Income tax benefit	0.1	0.4	3.8
(Loss) income from discontinued operations, net of tax	$(0.1)	$18.0	$26.2

During 2008, we recorded a $19.3 million post-tax gain on disposal associated with the five Illinois facilities that were transferred during the year. We recorded an additional post-tax gain of $13.4 million for the facility that was transferred to ASC during the fourth quarter of 2009.

Outpatient Division—

During 2007, we sold our outpatient rehabilitation division to Select Medical Corporation. The operating results of our former outpatient division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Net operating revenues	$0.5	$0.5	$1.6
Costs and expenses	(3.5)	7.7	(4.6)
Income (loss) from discontinued operations	4.0	(7.2)	6.2
Income tax expense	(1.4)	-	-
Income (loss) from discontinued operations, net of tax	$2.6	$(7.2)	$6.2

During 2009, we recorded an estimate for a potential liability associated with our former outpatient division and claims made by United Healthcare Services in our results of discontinued operations. A settlement was reached in this case during 2010. See Note 21, Settlements, for additional information.

Amounts included in income from discontinued operations of our outpatient division for the year ended December 31, 2008 primarily relate to the expiration of a contingent liability associated with a prior contractual agreement associated with the division.

19.           Income Taxes:

HealthSouth is subject to U.S. federal, state, and local income taxes. Our Income from continuing operations before income tax benefit is as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Income from continuing operations before
income tax benefit	$203.9	$123.5	$195.5

The significant components of the Provision for income tax benefit related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2010	2009	2008
Current:
Federal	$1.3	$1.8	$(7.6)
State and local	0.6	(9.1)	(66.2)
Total current expense (benefit)	1.9	(7.3)	(73.8)
Deferred:
Federal	(677.6)	3.0	2.7
State and local	(60.9)	1.1	1.0
Total deferred (benefit) expense	(738.5)	4.1	3.7
Total income tax benefit related to continuing operations	$(736.6)	$(3.2)	$(70.1)

Our 2010 income tax benefit related to continuing operations primarily resulted from a reduction in our valuation allowance. Based on the weight of available evidence including our generation of pre-tax income from continuing operations on a three-year look-back basis, our forecast of future earnings, and our ability to sustain a core level of earnings, we determined, in the fourth quarter of 2010, it is more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state jurisdictions in the future and decreased our valuation allowance by $825.4 million to $112.7 million through our Provision for income tax benefit in our 2010 statement of operations. In 2007, we completed the divestitures of our surgery centers, outpatient, and diagnostic divisions, thus strategically repositioning the Company to be the largest “pure-play” provider in the inpatient rehabilitation industry. With our business now focused on providing primarily inpatient rehabilitative services, 2008 marked the first year we generated pre-tax income from continuing operations. This trend of positive pre-tax income from continuing operations continued in 2009 and 2010, providing us with positive evidence of pre-tax income from continuing operations. In addition, in the fourth quarter of 2010, we completed our forecast of future earnings which includes assumptions about patient volumes, payor reimbursement, labor costs, hospital operating expenses, and interest expense. Our forecast, which we believe is based on reasonable assumptions for matters known to us at this time, indicates our ability to sustain future earnings. Accordingly, this expected level of core earnings makes it more likely than not that a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state jurisdictions in the future. In addition, we considered forecasted reversals of deferred tax liabilities and potential tax planning strategies in our analysis.

During 2010, we received total net state income tax refunds of $5.1 million, including associated interest, the majority of which related to amended returns filed for the years 1995 through 2004. During 2010, we also received total net federal income tax refunds of $0.6 million primarily related to an additional tax refund claim with the IRS for the 2003 tax year and the filing of our 2009 income tax return offset by estimated income tax payments for 2010.

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

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax benefit on our income from continuing operations, which include federal, state, and other income taxes, is presented below.

	For the Year Ended December 31,
	2010	2009	2008
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	4.8%	3.5%	4.9%
Indefinite-lived assets	0.0%	1.3%	2.0%
Interest, net	(0.9%)	(1.0%)	(8.7%)
Settlement of tax claims	11.9%	(6.0%)	(34.4%)
Decrease in valuation allowance	(404.7%)	(24.1%)	(28.2%)
Noncontrolling interests	(7.4%)	(9.3%)	(5.3%)
Other, net	0.0%	(2.0%)	(1.2%)
Income tax benefit	(361.3%)	(2.6%)	(35.9%)

The income tax expense at the statutory rate is the expected tax expense resulting from the income due to continuing operations. The income tax benefit in 2010 primarily resulted from the reversal of the valuation allowance against certain deferred tax assets, as discussed above, settlements related to federal IRS examinations, and refunds of state income taxes, including interest. The income tax benefit in 2009 primarily resulted from a decrease in the valuation allowance and refunds of state income taxes, including interest. The income tax benefit in 2008 primarily resulted from our settlement of federal income taxes, including interest, refunds of state income taxes, including interest, and a decrease in the valuation allowance.

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available net operating loss (“NOL”) carryforwards. The significant components of HealthSouth’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2010	2009
Deferred income tax assets:
Net operating loss	$628.8	$769.8
Allowance for doubtful accounts	12.6	15.3
Insurance reserve	37.6	31.7
Other accruals	21.9	17.6
Property, net	50.5	41.2
Intangibles	8.2	11.2
Carrying value of partnerships	15.6	27.0
Alternative minimum tax	13.4	13.7
Stock-based compensation	19.9	14.6
Capital losses	11.8	8.1
Total deferred income tax assets	820.3	950.2
Less: Valuation allowance	(112.7)	(938.1)
Net deferred income tax assets	707.6	12.1
Deferred income tax liabilities:
Indefinite-lived intangibles	-	(32.8)
Other	(0.2)	(12.0)
Total deferred income tax liabilities	(0.2)	(44.8)
Net deferred income tax assets (liabilities)	707.4	(32.7)
Less: Current deferred tax assets	28.1	0.5
Noncurrent deferred tax assets (liabilities)	$679.3	$(33.2)

Noncurrent deferred tax liabilities as of December 31, 2009 are included in Other long-term liabilities in our consolidated balance sheet.

In connection with our detailed analysis of deferred tax assets in 2010, we identified certain amounts that required adjustments to our 2009 financial statement disclosures of income taxes to properly reflect our deferred tax assets as of December 31, 2009. Accordingly, certain net deferred income tax asset amounts in the 2009 column of the above table have been reclassified to reflect the appropriate amounts and to conform to the current period presentation. The revisions increased total deferred income tax assets and the valuation allowance in 2009 by $45.4 million. The revisions had no impact on 2009’s net deferred income tax assets, the income tax provision, or shareholders’ deficit.

At December 31, 2010, we had unused federal NOLs of $487.4 million (approximately $1.4 billion on a gross basis) and state NOLs of $141.4 million. Such losses expire in various amounts at varying times through 2034.

On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences, our forecast of taxable income in future periods, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. As a result of these assessments in prior periods, we established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of these deferred tax assets. No valuation allowance was provided on deferred tax assets attributable to subsidiaries not included within the federal consolidated group.

For the years ended December 31, 2010, 2009, and 2008, the net decreases in our valuation allowance were $825.4 million, $76.9 million, and $89.0 million, respectively. The decrease in the valuation allowance for 2010 relates primarily to our determination, as discussed above, it is more likely than not a substantial portion of our deferred tax assets will be realized in the future. The decrease in the valuation allowance for 2009 relates primarily to a decrease in gross deferred tax assets resulting from the issuance of the common stock and common stock warrants underlying the securities litigation settlement, the write-off of bad debts, and the utilization of net operating losses. The decrease in the valuation allowance for 2008 relates primarily to the decrease in gross deferred tax assets caused by the sale of our corporate campus.

As of December 31, 2010, we have a remaining valuation allowance of $112.7 million. This valuation allowance remains recorded due to uncertainties related to our ability to utilize a portion of the deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

Our utilization of NOLs could be subject to the Internal Revenue Code Section 382 (“Section 382”) limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.

As of January 1, 2008, total remaining gross unrecognized tax benefits were $138.2 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $11.7 million as of January 1, 2008. The amount of unrecognized tax benefits changed during 2008 due to the settlement of state income tax refund claims with certain states for tax years 1996 through 1999, the settlement with the IRS for tax years 2000 through 2003, the filings of amended income tax returns for tax years 1995 through 1999 with the IRS, non-unitary state claims for tax years 2000 through 2003, and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $61.1 million as of December 31, 2008, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2008 was $2.9 million. The amount of unrecognized tax benefits changed during 2009 due to the settlement of state income tax refund claims with certain states for tax years 1995 through 2004 and the running of the statute of limitations on certain state issues related to the 2005 tax year. Total remaining gross unrecognized tax benefits were $50.9 million as of December 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2009 was $1.9 million. The amount of unrecognized tax benefits changed during 2010 due to a settlement with the IRS regarding tax positions taken for tax years 2005 through 2007 and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $12.6 million as of December 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2010 was $1.1 million.

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2008	$138.2	$11.7
Gross amount of increases in unrecognized tax
benefits related to prior periods	4.0	0.5
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(78.8)	(7.2)
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(2.3)	(2.1)
Balance at December 31, 2008	61.1	2.9
Gross amount of increases in unrecognized tax
benefits related to prior periods	0.1	0.1
Increases in unrecognized tax benefits relating
to settlements with taxing authorities	2.7	-
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(8.5)	-
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(4.5)	(1.1)
Balance at December 31, 2009	50.9	1.9
Gross amount of increases in unrecognized tax
benefits related to prior periods	96.1	0.1
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(37.5)
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(93.0)	-
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(3.9)	(0.9)
Balance at December 31, 2010	$12.6	$1.1

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the years ended December 31, 2010, 2009, and 2008, we recorded $2.1 million, $2.3 million, and $22.7 million of interest income, respectively, as part of our income tax provision. In 2010 and 2009, this interest income related to amended state income tax returns. In 2008, virtually all of this interest income related to the filing of amended federal income tax returns and ultimate resolution of the federal income tax issues described above. Total accrued interest income was $0.3 million as of December 31, 2010 and 2009.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2006. In the first quarter of 2010, the IRS initiated an audit of the 2008 tax year by combining it with an ongoing audit of the 2007 tax year. This combined audit is ongoing.

For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. It is reasonably possible a decrease in our unrecognized tax benefits of approximately $3 million to $4 million will occur within the next 12 months due to the closing of the applicable statutes of limitations.

We continue to actively pursue the maximization of our remaining state income tax refund claims and other tax benefits. The process of resolving these tax matters with the applicable taxing authorities will continue in 2011. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

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

	For the Year Ended December 31,
	2010	2009	2008
Basic:
Numerator:
Income from continuing operations	$940.5	$126.7	$265.6
Less: Net income attributable to noncontrolling
interests included in continuing operations	(40.8)	(33.4)	(29.8)
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)
Income from continuing operations attributable
to HealthSouth common shareholders	873.7	67.3	209.8
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.7)	1.5	16.6
Net income attributable to HealthSouth
common shareholders	$873.0	$68.8	$226.4

Denominator:
Basic weighted average common shares outstanding	92.8	88.8	83.0

Basic earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$9.42	$0.76	$2.53
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	0.01	0.20
Net income attributable to HealthSouth
common shareholders	$9.41	$0.77	$2.73

Diluted:
Numerator:
Income from continuing operations	$940.5	$126.7	$265.6
Less: Net income attributable to noncontrolling
interests included in continuing operations	(40.8)	(33.4)	(29.8)
Income from continuing operations attributable
to HealthSouth common shareholders	899.7	93.3	235.8
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.7)	1.5	16.6
Net income attributable to HealthSouth
common shareholders	$899.0	$94.8	$252.4

Denominator:
Diluted weighted average common shares outstanding	108.5	103.3	96.4

Diluted earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$8.29	$0.76	$2.45
(Loss) income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	(0.01)	0.01	0.17
Net income attributable to HealthSouth
common shareholders	$8.28	$0.77	$2.62

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the years ended December 31, 2010, 2009, and 2008, the number of potential shares approximated 15.7 million, 14.5 million, and 13.4 million, respectively. For the years ended December 31, 2010, 2009, and 2008, approximately 13.1 million of the potential shares relates to our Convertible perpetual preferred stock. For the year ended December 31, 2009, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the year ended December 31, 2009.

Options to purchase approximately 2.0 million and 2.3 million shares of common stock were outstanding as of December 31, 2010 and 2009, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

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

On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. Each warrant has a term of approximately seven years from the date of issuance and an exercise price of $41.40 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the periods presented. For additional information, see Note 21, Settlements.

21.           Settlements:

The 2007 Referral Source Settlement—

On December 14, 2007, we agreed to a final settlement with the DOJ relating to certain self-disclosures made to the HHS-OIG in 2004 and 2005 regarding relationships between the Company under prior management and certain physicians. Under the terms of the settlement, we paid, in two installments, a total of $14.2 million to the United States. This charge was included in Government, class action, and related settlements in our 2007 consolidated statement of operations. As of December 31, 2007, we owed $7.1 million under this settlement. This amount was paid in March 2008.

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

Under the settlement agreements, federal securities and fraud claims brought in the Consolidated Securities Action against us and certain of our former directors and officers were settled in exchange for aggregate consideration of $445 million, consisting of HealthSouth common stock and warrants valued at $215 million and cash payments by HealthSouth’s insurance carriers of $230 million. In addition, the settlement agreements provided that the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action will receive 25% of any net recoveries from any judgments obtained by us or on our behalf with respect to certain claims against Mr. Scrushy (excluding the $48 million judgment against Mr. Scrushy on January 3, 2006, as discussed in Note 22, Contingencies and Other Commitments), Ernst & Young LLP, our former auditor, and UBS Securities, our former primary investment bank, each of which after this settlement remained a defendant in the derivative actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against

HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. As more fully described in Note 22, Contingencies and Other Commitments, that approval was obtained on January 11, 2007. The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2010, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.

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

In connection with the Consolidated Securities Action settlement, we recorded a charge of $215.0 million as Government, class action, and related settlements in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During 2009 and 2008, we recorded net gains (losses) of $37.2 million and ($85.2) million, respectively, to Government, class action, and related settlements in our consolidated statements of operations based on the value of our common stock and the associated warrants when the underlying common stock and warrants were issued or based on their value at year-end, as applicable.

UBS Litigation Settlement—

In August 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 22, Contingencies and Other Commitments, “Derivative Litigation”) against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. As a result of the UBS defendants’ representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities became the named defendant in Tucker. The claims alleged that while the UBS entities were our fiduciaries, they became part of a conspiracy to artificially inflate the market price of our stock. The complaint sought compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys’ fees and costs. On August 3, 2005, UBS Securities filed counterclaims against us. Those claims included fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS Securities with materially false information concerning our financial condition to induce UBS Securities to provide investment banking services. UBS Securities’ counterclaims sought compensatory and punitive damages and a judgment declaring that we were liable for any losses, costs, or fees incurred by UBS Securities in connection with its defense of actions relating to the services UBS Securities provided to us. In August 2006, we and the plaintiffs in Tucker agreed to jointly prosecute the claims against UBS Securities in state court.

Additionally, on September 6, 2007, UBS AG filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, based on the terms of a credit agreement with MedCenterDirect.com (“MCD”) (the “New York action”). Prior to ceasing operations in 2003, MCD provided certain services to us relating to the purchase of equipment and supplies. We also previously owned 20.2% of MCD’s equity securities. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleged we were the guarantor of the loan and sought recovery of the approximately $20 million principal of its loan to MCD and associated interest. However, UBS Securities filed an Answer and Counterclaim in the Tucker derivative litigation admitting that it funded the $20.0 million loan to MCD. On October 1, 2007, we removed UBS AG’s case from New York state court to federal court in the Southern District of New York. On January 18, 2008, we filed a motion alleging, among other claims, that the loan by UBS AG to MCD was part of a scheme between our former disloyal officers, including Mr. Scrushy, and UBS entities to siphon money from HealthSouth. On April 7, 2008, UBS Securities amended its counterclaim in the Tucker derivative litigation so as to add claims against HealthSouth for breach of the MCD credit agreement.

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

On January 13, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving the agreement with UBS Securities to settle litigation filed by the derivative plaintiffs on HealthSouth’s behalf in the Tucker derivative litigation (the “UBS Settlement”) under which we received $100.0 million in cash and a release of all claims by the UBS entities, including the release and satisfaction of the judgment in favor of UBS AG in the New York action. That order also awarded to the derivative plaintiffs’ attorneys fees and expenses of $26.2 million to be paid from the $100.0 million in cash we received. In the fourth quarter of 2008, we received $97.9 million related to the UBS Settlement. The remaining $2.1 million was funded by the applicable insurance carrier in January 2009. UBS Securities and its insurance carriers transferred these amounts to an escrow account designated and controlled by us. These funds were released from escrow in 2009. Pursuant to the Consolidated Securities Action settlement, as discussed above in “Securities Litigation Settlement,” we are obligated to pay 25% of the net settlement proceeds, after deducting all of our costs and expenses in connection with the Tucker derivative litigation including fees and expenses of the derivative counsel and our counsel, to the plaintiffs in the Consolidated Securities Action. The UBS Settlement does not affect our claims against any other defendants in the Tucker derivative litigation, or against HealthSouth’s former independent auditor, Ernst & Young, which remain pending in arbitration.

As a result of the UBS Settlement, we recorded a $121.3 million gain in our 2008 consolidated statement of operations. This gain is comprised of the $100.0 million cash portion of the settlement plus the principal portion of the loan guarantee. The approximate $9.4 million gain associated with the reversal of the accrued interest on this loan is included in Interest expense and amortization of debt discounts and fees in our 2008 consolidated statement of operations. We recorded the $26.2 million owed to the derivative plaintiffs’ attorneys as a charge to Professional fees—accounting, tax, and legal in our 2008 consolidated statement of operations. We paid that amount to the derivative plaintiffs’ attorneys in 2009. An estimate of the 25% of the net settlement proceeds to be paid to the plaintiffs in the Consolidated Securities Action is included in Other current liabilities in our consolidated balance sheets as of December 31, 2010 and December 31, 2009, with the corresponding charge included in Government, class action, and related settlements in our 2008 consolidated statement of operations.

United HealthCare Services Litigation—

On March 19, 2009, United HealthCare Services, Inc. and certain affiliates filed an initial arbitration demand with the American Arbitration Association (the “AAA”) against us relating to disputes over therapy service claims paid from 1997 through 2003. United alleged that during that period we, through operations we subsequently sold, submitted fraudulent claims, or claims otherwise in breach of various provider agreements, for reimbursement of therapy services for patients insured under plans provided or administered by United. United initially requested an accounting and sought compensatory damages in excess of $10 million, punitive damages, interest, and attorneys’ fees. We recorded an estimate of this potential liability in our results of discontinued operations for the year ended December 31, 2009.

On May 1, 2009, we filed with the AAA arbitration panel our answer challenging, as a preliminary matter, the AAA’s jurisdiction to arbitrate the claims alleged by United, denying the claims asserted by United, raising defenses and asserting counterclaims including breaches of contract, breach of implied covenant of good faith and fair dealing. In connection with our counterclaim, we sought restitution for, among other things, United’s wrongful recoupment and underpayment of paid claims submitted and compensatory damages in excess of $10 million, together with interest and the costs, fees and expenses of arbitration.

On May 16, 2009, United filed with the AAA panel an amended arbitration demand adding certain Select Medical Corporation subsidiaries as named respondents, which, with one exception, are successors to HealthSouth entities that signed one or more of the provider agreements at issue in United’s demand. Pursuant to the Stock Purchase Agreement between us and Select, we were obligated to defend and indemnify Select and its affiliates named in United’s amended arbitration demand. See Note 18, Assets Held for Sale and Results of Discontinued Operations, and Note 22, Contingencies and Other Commitments, “Other Matters.” On June 11, 2009, answers were filed with the AAA panel on behalf of all HealthSouth and Select respondents. These answers reiterated the denials, defenses, jurisdictional objections and challenges, and counterclaims previously asserted in our initial answer. The Select entities did not assert any counterclaims. On March 10, 2010, the AAA panel directed United to file separate demands with respect to each separate provider agreement at issue. On April 7, 2010, United filed 18 separate amended demands, each alleging between $0.5 million and $1.0 million in damages under various different provider agreements for a combined total of $13.0 million in damages alleged. United, however, dropped all claims for punitive damages against us that were previously sought in the initial arbitration demands. On May 14, 2010, we filed our answers, objections, and counterclaims to United’s amended demands. In response to our filing, the AAA panel determined that five of United’s amended demands were deficient on their face and could not be arbitrated by the AAA panel leaving 13 separate amended arbitration demands under various different provider agreements seeking a combined total of $9.5 million in damages. On June 21, 2010, United filed its answers generally denying our counterclaims asserted in each of the amended arbitration demands.

On December 17, 2010, we, United, and Select entered into a compromise, mutual release, and settlement agreement to settle and dismiss with prejudice the AAA arbitration and release all claims and counterclaims raised in this dispute. In connection with the settlement, we agreed to pay to United $4.3 million without acknowledging or admitting any liability or wrongdoing. This amount, which was paid to United in January 2011 and was not in excess of amounts previously accrued, is included in Other current liabilities in our consolidated balance sheet as of December 31, 2010.

22.           Contingencies and Other Commitments:

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

Derivative Litigation—

All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy and filed

August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint named as defendants a number of our former officers and directors. Tucker also asserted claims on our behalf against Ernst & Young and various UBS entities, as well as against MedCenterDirect.com, Capstone Capital Corporation, now known as HR Acquisition I Corp., and G.G. Enterprises. When originally filed, the primary allegations in the Tucker case involved self-dealing by Mr. Scrushy and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions.

On January 13, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and UBS Securities to settle the claims against and by UBS Securities in the Tucker litigation. On May 8, 2009, the Circuit Court of Jefferson County, Alabama approved the agreement among us, the derivative plaintiffs, and Capstone to settle the claims against Capstone in the Tucker litigation. On June 18, 2009, the court found Mr. Scrushy liable for, and awarded us, $2.9 billion in damages as a result of breaches of fiduciary duty and fraud he perpetrated from 1996 to 2003. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision. On January 28, 2011, the Alabama Supreme Court affirmed the trial court’s decision in its entirety. No assurances can be given as to whether or when any amounts will be received from Mr. Scrushy, nor can we provide any assurances as to the collectability of any amounts owed from Mr. Scrushy. Therefore, no amounts related to this award are included in our consolidated financial statements. The Tucker derivative litigation and the related settlements to date are more fully described in Note 21, Settlements, “UBS Litigation Settlement.”

The settlements with UBS Securities and other defendants do not release our claims against any non-settling defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action described in Note 21, Settlements, “Securities Litigation Settlement,” by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

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

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Supreme Court upheld the trial court’s decision in its entirety. On February 11, 2011, Mr. Scrushy filed an application for a rehearing of the Supreme Court’s decision. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al.

While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. We do not anticipate that any material amount of his assets, or the proceeds from their sale, will be distributed to us or any other party until the final disposition of Mr. Scrushy’s appeal of the verdict. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 45% of any amounts collected.

In March 2009, Mr. Scrushy filed an arbitration demand claiming we are obligated under a separate indemnification agreement to indemnify him for certain costs associated with litigation and to advance to him his attorneys’ fees and costs. On May 14, 2009, the arbitrator ruled we should deposit certain funds for attorneys’ fees in escrow until after a ruling in the Tucker litigation. As a result of the Tucker court’s June 18, 2009 ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, the arbitrator allowed us to withdraw all funds from the escrow. As of December 31, 2008, we included an estimate of those legal fees in Other current liabilities in our consolidated balance sheet. As a result of the court ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, we have no obligation to indemnify him for any litigation costs. Therefore, we removed this accrual from our balance sheet and recorded an approximate $6.5 million gain in Professional fees―accounting, tax, and legal during the year ended December 31, 2009.

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. The three-person arbitration panel that will adjudicate the claims and counterclaims in arbitration has been selected under rules of the AAA. The arbitration process has begun. However, pursuant to an order of the AAA panel, all aspects of the arbitration are confidential. Accordingly, we will not discuss the arbitration until there is a resolution. Based on the stage of arbitration, and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.

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

In the Alabama Action, we filed an answer to General Medicine’s complaint, as amended, denying liability to General Medicine. We have also asserted counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, abuse of process, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine. The Alabama Action has now entered the discovery stage but is stayed subject to the outcome of the pending appeal in the Michigan Action discussed below. We intend to vigorously defend ourselves against General Medicine’s claim and to vigorously prosecute our counterclaims against General Medicine.

In the Michigan Action, we filed a motion on October 17, 2008 asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. In its order setting aside the Consent Judgment, the court directed General Medicine and Horizon/CMS to confer with each other and the court’s case manager to determine what further proceedings are appropriate in the Michigan

Action. On June 17, 2009, Horizon/CMS filed a motion for clarification requesting the court rule that Horizon/CMS has fully complied with its obligations under the settlement agreement and is therefore not required to participate in any further proceedings. On July 21, 2009, General Medicine filed a motion to compel Horizon/CMS to enter into a new consent judgment in favor of General Medicine. On February 25, 2010, the court granted Horizon/CMS’s motion, denied General Medicine’s motion, and ruled that no further proceedings were necessary in the litigation. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. On March 25, 2010, we moved to intervene in General Medicine’s appeal, and on March 26, 2010, we moved to dismiss a portion of General Medicine’s appeal as untimely. On July 9, 2010, the Court of Appeals granted our motion to intervene but denied our motion to dismiss “at this time” on grounds that our argument is “inextricably intertwined” with the merits of General Medicine’s appeal. Accordingly, we reasserted this argument in our principal brief filed with the Court of Appeals on September 22, 2010. The appeal now has been fully briefed by the parties, but oral argument has not yet been scheduled. At this time, we do not know when the Court of Appeals will rule on the appeal.

Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate the amount of loss or range of possible loss that might result from an adverse judgment or settlement of this case.

Other Litigation—

We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. We intend to vigorously defend ourselves in this case. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.

We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On September 2, 2010, we filed a notice of appeal of this verdict with the South Carolina Court of Appeals, and our brief is due to the court on March 14, 2011. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Other current liabilities in our consolidated balance sheet as of December 31, 2010 with a corresponding receivable of $7.7 million in Prepaid expenses and other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our consolidated statement of operations for the year ended December 31, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Prepaid expenses and other current assets in our consolidated balance sheet as of December 31, 2010.

Other Matters—

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 21, Settlements, “The 2007 Referral Source Settlement.”

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

Other Commitments—

We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $8.0 million in 2011, $3.0 million in 2012, $1.5 million in 2013, and $1.2 million in 2014. These contracts primarily relate to software licensing and support, telecommunications, certain equipment, and medical supplies.

We also have commitments under severance agreements with former employees. Payments under these agreements approximate $0.3 million in 2011, $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015, and $2.4 million thereafter.

23.           Quarterly Data (Unaudited):

	2010
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$491.0	$496.9	$490.7	$520.7	$1,999.3
Operating earnings(a)	80.7	73.5	70.8	85.0	310.0
Provision for income tax expense (benefit)(b)	2.5	(2.2)	(0.7)	(736.2)	(736.6)
Income from continuing operations	53.6	57.4	42.5	787.0	940.5
(Loss) income from discontinued operations, net of tax	(3.1)	0.1	(0.6)	2.9	(0.7)
Net income	50.5	57.5	41.9	789.9	939.8
Net income attributable to noncontrolling interests	(9.8)	(10.2)	(10.1)	(10.7)	(40.8)
Net income attributable to HealthSouth	$40.7	$47.3	$31.8	$779.2	$899.0
Basic and diluted earnings per common share:
Basic:(c)
Income from continuing operations
attributable to HealthSouth common shareholders	$0.40	$0.44	$0.28	$8.30	$9.42
(Loss) income from discontinued operations, net
of tax, attributable to HealthSouth common shareholders	(0.03)	0.00	(0.01)	0.03	(0.01)
Net income attributable to HealthSouth
common shareholders	$0.37	$0.44	$0.27	$8.33	$9.41
Diluted:(d)
Income from continuing operations
attributable to HealthSouth common shareholders	$0.40	$0.44	$0.28	$7.13	$8.29
(Loss) income from discontinued operations, net
of tax, attributable to HealthSouth common shareholders	(0.03)	0.00	(0.01)	0.03	(0.01)
Net income attributable to HealthSouth
common shareholders	$0.37	$0.44	$0.27	$7.16	$8.28

	2009
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$472.9	$481.6	$470.4	$486.2	$1,911.1
Operating earnings(a)	86.9	25.7	61.0	71.0	244.6
Provision for income tax expense (benefit)	1.2	(0.3)	(1.7)	(2.4)	(3.2)
Income from continuing operations	56.2	2.3	33.9	34.3	126.7
(Loss) income from discontinued operations, net of tax	(2.7)	1.3	(9.1)	12.6	2.1
Net income	53.5	3.6	24.8	46.9	128.8
Net income attributable to noncontrolling interests	(8.6)	(9.1)	(8.0)	(8.3)	(34.0)
Net income (loss) attributable to HealthSouth	$44.9	$(5.5)	$16.8	$38.6	$94.8
Basic and diluted earnings per common share:
Income (loss) from continuing operations
attributable to HealthSouth common shareholders	$0.47	$(0.15)	$0.22	$0.22	$0.76
(Loss) income from discontinued operations, net
of tax, attributable to HealthSouth common shareholders	(0.03)	0.01	(0.10)	0.13	0.01
Net income (loss) attributable to HealthSouth
common shareholders	$0.44	$(0.14)	$0.12	$0.35	$0.77

(a)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps, and (5) income tax expense or benefit.

(b)	See Note 19, Income Taxes, for information related to our reversal of a substantial portion of the valuation allowance against deferred tax assets in the fourth quarter of 2010.

(c)	Basic per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the entire year.

(d)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended March 31, 2010 and September 30, 2010.

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

24.           Condensed Consolidating Financial Information:

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

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$68.0	$1,402.8	$569.9	$(41.4)	$1,999.3
Operating expenses:
Salaries and benefits	43.2	674.7	276.8	(12.4)	982.3
Other operating expenses	26.1	194.5	90.4	(18.2)	292.8
General and administrative
expenses	106.2	-	-	-	106.2
Supplies	5.6	79.4	29.9	-	114.9
Depreciation and amortization	10.8	50.4	15.2	-	76.4
Occupancy costs	3.7	36.5	18.2	(10.7)	47.7
Provision for doubtful accounts	1.4	12.6	4.5	-	18.5
Loss on disposal of assets	-	1.4	0.1	-	1.5
Government, class action, and
related settlements	1.1	-	-	-	1.1
Professional fees—accounting,
tax, and legal	17.2	-	-	-	17.2
Total operating expenses	215.3	1,049.5	435.1	(41.3)	1,658.6
Loss on early extinguishment of debt	12.3	-	-	-	12.3
Interest expense and amortization of
debt discounts and fees	116.0	9.1	3.0	(2.2)	125.9
Other income	(1.0)	(0.9)	(4.9)	2.2	(4.6)
Loss on interest rate swaps	13.3	-	-	-	13.3
Equity in net income of nonconsolidated
affiliates	(2.3)	(7.6)	(0.2)	-	(10.1)
Equity in net income of consolidated
affiliates	(193.6)	(12.8)	(3.1)	209.5	-
Management fees	(89.4)	69.6	19.8	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(2.6)	295.9	120.2	(209.6)	203.9
Provision for income tax (benefit)
expense	(902.4)	134.7	31.1	-	(736.6)
Income from continuing
operations	899.8	161.2	89.1	(209.6)	940.5
(Loss) income from discontinued
operations, net of tax	(0.8)	(1.2)	1.2	0.1	(0.7)
Net Income	899.0	160.0	90.3	(209.5)	939.8
Less: Net income attributable to
noncontrolling interests	-	-	(40.8)	-	(40.8)
Net income attributable
to HealthSouth	$899.0	$160.0	$49.5	$(209.5)	$899.0

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$63.9	$1,345.9	$538.5	$(37.2)	$1,911.1
Operating expenses:
Salaries and benefits	44.7	650.3	266.1	(12.3)	948.8
Other operating expenses	20.0	184.9	81.9	(15.4)	271.4
General and administrative
expenses	104.5	-	-	-	104.5
Supplies	5.7	77.4	29.3	-	112.4
Depreciation and amortization	8.5	47.1	15.3	-	70.9
Occupancy costs	3.7	35.5	17.7	(9.3)	47.6
Provision for doubtful accounts	2.4	22.6	8.1	-	33.1
Loss on disposal of assets	-	3.4	0.1	-	3.5
Government, class action, and
related settlements	36.7	-	-	-	36.7
Professional fees—accounting,
tax, and legal	8.8	-	-	-	8.8
Total operating expenses	235.0	1,021.2	418.5	(37.0)	1,637.7
Loss on early extinguishment of debt	12.5	-	-	-	12.5
Interest expense and amortization of
debt discounts and fees	114.5	8.3	3.4	(0.4)	125.8
Other expense (income)	0.7	(0.4)	(4.1)	0.4	(3.4)
Loss on interest rate swaps	19.6	-	-	-	19.6
Equity in net income of nonconsolidated
affiliates	(1.9)	(2.5)	(0.2)	-	(4.6)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(13.4)	-	-	13.4	-
Income from operations of
consolidated affiliates	(170.0)	(9.8)	(3.2)	183.0	-
Management fees	(85.2)	66.2	19.0	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(47.9)	262.9	105.1	(196.6)	123.5
Provision for income tax (benefit)
expense	(151.3)	119.6	28.5	-	(3.2)
Income from continuing
operations	103.4	143.3	76.6	(196.6)	126.7
(Loss) income from discontinued
operations, net of tax	(8.6)	(1.1)	(1.8)	13.6	2.1
Net Income	94.8	142.2	74.8	(183.0)	128.8
Less: Net income attributable to
noncontrolling interests	-	(0.4)	(33.6)	-	(34.0)
Net income attributable
to HealthSouth	$94.8	$141.8	$41.2	$(183.0)	$94.8

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$65.9	$1,285.1	$505.6	$(27.1)	$1,829.5
Operating expenses:
Salaries and benefits	44.2	636.5	255.6	(8.1)	928.2
Other operating expenses	17.9	182.9	74.5	(9.8)	265.5
General and administrative
expenses	105.5	-	-	-	105.5
Supplies	6.2	73.5	28.5	-	108.2
Depreciation and amortization	22.0	44.2	16.2	-	82.4
Gain on UBS Settlement	(121.3)	-	-	-	(121.3)
Occupancy costs	3.7	36.7	17.3	(8.9)	48.8
Provision for doubtful accounts	1.0	20.6	5.4	-	27.0
(Gain) loss on disposal of assets	(0.2)	2.0	0.2	-	2.0
Government, class action, and
related settlements	(68.4)	(0.2)	1.4	-	(67.2)
Professional fees—accounting,
tax, and legal	44.4	-	-	-	44.4
Total operating expenses	55.0	996.2	399.1	(26.8)	1,423.5
Loss on early extinguishment of debt	5.9	-	-	-	5.9
Interest expense and amortization of
debt discounts and fees	147.7	8.3	4.6	(1.1)	159.5
Other expense (income)	1.4	(0.3)	(2.2)	1.1	-
Loss on interest rate swap	55.7	-	-	-	55.7
Equity in net income of nonconsolidated
affiliates	(2.4)	(7.9)	(0.3)	-	(10.6)
Equity in net income of consolidated
affiliates—
Gain on sale of consolidated
affiliates	(18.8)	-	-	18.8	-
Income from operations of
consolidated affiliates	(141.6)	(15.3)	(1.8)	158.7	-
Management fees	(83.7)	63.7	20.0	-	-
Income from continuing
operations before income tax
(benefit) expense	46.7	240.4	86.2	(177.8)	195.5
Provision for income tax (benefit)
expense	(206.1)	111.9	24.1	-	(70.1)
Income from continuing
operations	252.8	128.5	62.1	(177.8)	265.6
(Loss) income from discontinued
operations, net of tax	(0.4)	(8.8)	6.3	19.1	16.2
Net Income	252.4	119.7	68.4	(158.7)	281.8
Less: Net income attributable to
noncontrolling interests	-	(0.4)	(29.0)	-	(29.4)
Net income attributable
to HealthSouth	$252.4	$119.3	$39.4	$(158.7)	$252.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$46.0	$-	$2.4	$-	$48.4
Restricted cash	0.5	-	36.0	-	36.5
Current portion of restricted marketable securities	-	-	18.2	-	18.2
Accounts receivable, net	8.5	156.5	59.9	-	224.9
Deferred income tax assets	18.0	9.0	1.1	-	28.1
Prepaid expenses and other current assets	24.5	13.9	11.7	-	50.1
Total current assets	97.5	179.4	129.3	-	406.2
Property and equipment, net	34.8	495.1	155.5	-	685.4
Goodwill	-	275.7	155.6	-	431.3
Intangible assets, net	0.4	37.3	11.1	-	48.8
Investments in and advances to nonconsolidated
affiliates	3.1	24.4	3.2	-	30.7
Deferred income tax assets	604.2	9.1	66.0	-	679.3
Other long-term assets	65.8	3.9	34.9	(14.2)	90.4
Intercompany receivable	1,133.5	482.7	-	(1,616.2)	-
Total assets	$1,939.3	$1,507.6	$555.6	$(1,630.4)	$2,372.1

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$1.1	$11.2	$2.2	$-	$14.5
Accounts payable	9.0	26.5	13.4	-	48.9
Accrued payroll	26.5	39.0	14.5	-	80.0
Accrued interest payable	21.0	0.3	0.2	-	21.5
Refunds due patients and other third-party payors	43.6	5.4	0.8	-	49.8
Other current liabilities	91.1	8.4	45.1	-	144.6
Total current liabilities	192.3	90.8	76.2	-	359.3
Long-term debt, net of current portion	1,401.0	83.3	26.6	(14.1)	1,496.8
Self-insured risks	36.7	-	65.8	-	102.5
Other long-term liabilities	7.1	11.3	9.9	-	28.3
Intercompany payable	-	-	1,383.7	(1,383.7)	-
	1,637.1	185.4	1,562.2	(1,397.8)	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(85.2)	1,322.2	(1,089.6)	(232.6)	(85.2)
Noncontrolling interests	-	-	83.0	-	83.0
Total shareholders' (deficit) equity	(85.2)	1,322.2	(1,006.6)	(232.6)	(2.2)
Total liabilities and
shareholders' (deficit) equity	$1,939.3	$1,507.6	$555.6	$(1,630.4)	$2,372.1

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$76.2	$1.8	$2.9	$-	$80.9
Restricted cash	2.3	-	65.5	-	67.8
Current portion of restricted marketable securities	-	-	2.7	-	2.7
Accounts receivable, net	8.6	151.0	60.1	-	219.7
Deferred income tax assets	-	10.0	0.9	(10.4)	0.5
Prepaid expenses and other current assets	34.6	13.1	6.7	-	54.4
Total current assets	121.7	175.9	138.8	(10.4)	426.0
Property and equipment, net	33.8	486.1	144.9	-	664.8
Goodwill	-	263.1	155.6	-	418.7
Intangible assets, net	0.4	29.4	13.9	-	43.7
Investments in and advances to nonconsolidated
affiliates	3.0	22.5	3.8	-	29.3
Deferred income tax assets	-	17.4	72.3	(89.7)	-
Other long-term assets	65.4	4.5	54.1	(25.0)	99.0
Intercompany receivable	1,156.3	309.4	-	(1,465.7)	-
Total assets	$1,380.6	$1,308.3	$583.4	$(1,590.8)	$1,681.5

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$9.7	$10.0	$1.8	$-	$21.5
Accounts payable	12.4	28.2	9.6	-	50.2
Accrued payroll	27.9	36.6	13.4	-	77.9
Accrued interest payable	6.2	0.4	0.2	-	6.8
Refunds due patients and other third-party payors	46.9	5.3	0.8	-	53.0
Other current liabilities	142.9	6.6	42.7	(10.4)	181.8
Total current liabilities	246.0	87.1	68.5	(10.4)	391.2
Long-term debt, net of current portion	1,552.9	86.1	27.0	(25.0)	1,641.0
Self-insured risks	38.4	-	61.6	-	100.0
Other long-term liabilities	129.9	11.3	8.0	(89.7)	59.5
Intercompany payable	-	-	1,768.0	(1,768.0)	-
	1,967.2	184.5	1,933.1	(1,893.1)	2,191.7
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(974.0)	1,123.8	(1,426.1)	302.3	(974.0)
Noncontrolling interests	-	-	76.4	-	76.4
Total shareholders' (deficit) equity	(974.0)	1,123.8	(1,349.7)	302.3	(897.6)
Total liabilities and
shareholders' (deficit) equity	$1,380.6	$1,308.3	$583.4	$(1,590.8)	$1,681.5

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$119.0	$285.2	$140.4	$(213.6)	$331.0
Cash flows from investing activities:
Capital expenditures	(11.8)	(37.5)	(21.6)	-	(70.9)
Acquisition of business, net of cash
acquired	-	(34.1)	-	-	(34.1)
Proceeds from disposal of assets	-	0.2	-	-	0.2
Proceeds from sale of restricted
investments	-	-	10.4	-	10.4
Purchase of restricted investments	-	-	(26.0)	-	(26.0)
Net change in restricted cash	1.8	-	29.5	-	31.3
Net settlements on interest rate swaps
not designated as hedges	(44.7)	-	-	-	(44.7)
Other	(0.1)	(0.5)	-	-	(0.6)
Net cash provided by investing activities
of discontinued operations	0.6	-	7.9	-	8.5
Net cash (used in) provided by
investing activities	(54.2)	(71.9)	0.2	-	(125.9)
Cash flows from financing activities:
Proceeds from bond issuance	525.0	-	-	-	525.0
Principal payments on debt, including
pre-payments	(755.3)	-	-	4.0	(751.3)
Borrowings on revolving credit facility	100.0	-	-	-	100.0
Payments on revolving credit facility	(22.0)	-	-	-	(22.0)
Principal payments under capital lease
obligations	(2.4)	(10.5)	(2.0)	-	(14.9)
Dividends paid on convertible perpetual
preferred stock	(26.0)	-	-	-	(26.0)
Debt amendment and issuance costs	(19.3)	-	-	-	(19.3)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(34.4)	-	(34.4)
Other	0.4	-	4.8	-	5.2
Change in intercompany advances	104.6	(204.6)	(109.6)	209.6	-
Net cash used in financing
activities	(95.0)	(215.1)	(141.2)	213.6	(237.7)
Decrease in cash and cash
equivalents	(30.2)	(1.8)	(0.6)	-	(32.6)
Cash and cash equivalents at
beginning of year	76.2	1.8	2.9	-	80.9
Cash and cash equivalents of
facilities held for sale
at beginning of year	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale
at end of year	-	-	-	-	-
Cash and cash equivalents at end of
year	$46.0	$-	$2.4	$-	$48.4

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$229.9	$250.5	$103.6	$(177.9)	$406.1
Cash flows from investing activities:
Capital expenditures	(9.7)	(54.7)	(7.8)	-	(72.2)
Acquisition of intangible assets	(0.4)	-	-	-	(0.4)
Proceeds from disposal of assets	-	3.9	-	-	3.9
Proceeds from sale of restricted
investments	-	-	5.0	-	5.0
Purchase of restricted investments	-	-	(3.8)	-	(3.8)
Net change in restricted cash	-	-	(11.7)	-	(11.7)
Net settlements on interest rate swaps
not designated as hedges	(42.2)	-	-	-	(42.2)
Net investment in interest rate swap
not designated as a hedge	(6.4)	-	-	-	(6.4)
Other	(0.7)	(2.5)	(1.5)	-	(4.7)
Net cash provided by (used in) investing
activities of discontinued operations	0.1	-	(0.6)	-	(0.5)
Net cash used in investing
activities	(59.3)	(53.3)	(20.4)	-	(133.0)
Cash flows from financing activities:
Principal borrowings on notes	-	15.5	-	-	15.5
Proceeds from bond issuance	290.0	-	-	-	290.0
Principal payments on debt, including
pre-payments	(413.0)	(0.2)	-	4.0	(409.2)
Borrowings on revolving credit facility	10.0	-	-	-	10.0
Payments on revolving credit facility	(50.0)	-	-	-	(50.0)
Principal payments under capital lease
obligations	(0.5)	(6.7)	(6.2)	-	(13.4)
Dividends paid on convertible perpetual
preferred stock	(26.0)	-	-	-	(26.0)
Debt amendment and issuance costs	(10.6)	-	-	-	(10.6)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	(0.8)	(31.9)	-	(32.7)
Other	-	-	0.8	-	0.8
Change in intercompany advances	83.1	(204.0)	(53.0)	173.9	-
Net cash (used in) provided by financing
activities of discontinued operations	(0.5)	-	1.8	-	1.3
Net cash used in financing
activities	(117.5)	(196.2)	(88.5)	177.9	(224.3)
Increase (decrease) in cash and cash
equivalents	53.1	1.0	(5.3)	-	48.8
Cash and cash equivalents at
beginning of year	23.1	0.8	8.2	-	32.1
Cash and cash equivalents of
facilities held for sale
at beginning of year	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale
at end of year	-	-	(0.1)	-	(0.1)
Cash and cash equivalents at end of
year	$76.2	$1.8	$2.9	$-	$80.9

HealthSouth Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2008
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$69.5	$231.8	$90.1	$(164.2)	$227.2
Cash flows from investing activities:
Capital expenditures	(20.1)	(27.6)	(8.0)	-	(55.7)
Acquisition of business, net of cash
acquired	-	(14.6)	-	-	(14.6)
Acquisition of intangible assets	-	(18.2)	-	-	(18.2)
Proceeds from disposal of assets	43.9	6.7	3.3	-	53.9
Proceeds from sale of restricted
investments	-	-	12.4	-	12.4
Purchase of restricted investments	-	-	(4.8)	-	(4.8)
Net change in restricted cash	0.2	-	7.3	-	7.5
Net settlements on interest rate swaps
not designated as hedges	(20.7)	-	-	-	(20.7)
Other	-	-	0.6	-	0.6
Net cash provided by (used in) investing
activities of discontinued operations	0.1	(0.7)	0.2	-	(0.4)
Net cash provided by (used in)
investing activities	3.4	(54.4)	11.0	-	(40.0)
Cash flows from financing activities:
Check in excess of bank balance	(16.7)	-	-	5.3	(11.4)
Principal payments on debt, including
pre-payments	(211.6)	(0.7)	(3.6)	11.1	(204.8)
Borrowings on revolving credit facility	128.0	-	-	-	128.0
Payments on revolving credit facility	(163.0)	-	-	-	(163.0)
Principal payments under capital lease
obligations	(0.2)	(9.0)	(3.2)	-	(12.4)
Issuance of common stock	150.2	-	-	-	150.2
Dividends paid on convertible perpetual
preferred stock	(26.0)	-	-	-	(26.0)
Distributions paid to noncontrolling interests
of consolidated affiliates	-	-	(33.4)	-	(33.4)
Other	(0.2)	-	0.8	-	0.6
Change in intercompany advances	90.1	(180.9)	(62.3)	153.1	-
Net cash used in financing activities of
discontinued operations	(2.4)	-	(1.4)	-	(3.8)
Net cash used in financing
activities	(51.8)	(190.6)	(103.1)	169.5	(176.0)
Effect of exchange rate changes on cash
and cash equivalents	-	-	0.8	-	0.8
Increase (decrease) in cash and cash
equivalents	21.1	(13.2)	(1.2)	5.3	12.0
Cash and cash equivalents at
beginning of year	2.0	13.9	9.2	(5.3)	19.8
Cash and cash equivalents of
facilities held for sale
at beginning of year	-	0.1	0.3	-	0.4
Less: Cash and cash equivalents of
facilities held for sale
at end of year	-	-	(0.1)	-	(0.1)
Cash and cash equivalents at end of
year	$23.1	$0.8	$8.2	$-	$32.1

EXHIBIT LIST

No.	Description

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

4.2.2
Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.3
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.4.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020, 7.250% Senior Notes due 2018, and 7.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.4.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7.2 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.4.3
Second Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.250% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

4.4.4
Third Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

10.1
Stipulation of Partial Settlement, dated as of September 26, 2006, by and among HealthSouth Corporation, the stockholder lead plaintiffs named therein, the bondholder lead plaintiff named therein and the individual settling defendants named therein (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 27, 2006).

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

10.4.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +

10.4.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +

10.5	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.11 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.6.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +

10.6.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +

10.7.1	HealthSouth Corporation 1997 Stock Option Plan.* +

10.7.2	Form of Non-Qualified Stock Option Agreement (1997 Stock Option Plan).* +

10.8.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +

10.8.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +

10.9	Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.10
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2010).+

10.11	HealthSouth Corporation Nonqualified 401(k) Plan.+

10.12	HealthSouth Corporation Second Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.19 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.13
Letter of Understanding, dated as of December 2, 2010, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 3, 2010).+

10.14.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.14.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.15	Form of Key Executive Incentive Award Agreement.** +

10.16.1	HealthSouth Corporation 2008 Equity Incentive Plan (incorporated by reference to Appendix A to HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2008).+

10.16.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.16.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.16.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.17	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.30 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.18
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 5, 2010).+

10.19	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.20	Form of letter agreement with former directors.* +

10.21.1
Partial Final Judgment And Order of Dismissal With Prejudice of In re: HealthSouth Corporation Securities Litigation, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.21.2
Order and Final Judgment Pursuant To A.R.C.P. Rule 54(b) Approving Pro Tanto Settlement With Certain Defendants, dated as of January 11, 2007 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 12, 2007).

10.22.1
Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.2
First Amendment to Purchase and Sale Agreement, dated January 22, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.3
Second Amendment to Purchase and Sale Agreement, dated February 13, 2008, by and between HealthSouth Corporation and Daniel Realty Company, LLC (incorporated by reference to Exhibit 10.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.4
Third Amendment to Purchase and Sale Agreement, dated March 31, 2008, by and between HealthSouth Corporation and LAKD Associates, LLC (successor by assignment to Daniel Realty Company, LLC) (incorporated by reference to Exhibit 10.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.22.5
Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.23.1	Stipulation of Settlement with UBS Securities LLC (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

10.23.2	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

10.24.1
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

10.24.2
Amendment Agreement, dated as of October 26, 2010, among HealthSouth Corporation, JPMorgan Chase Bank, N.A., as the existing administrative agent and the collateral agent, Barclays Bank PLC, as successor administrative agent and collateral agent, and the other lenders parties thereto, to the Credit Agreement, dated March 10, 2006, as amended and restated as of October 23, 2009, among HealthSouth Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other parties thereto, effecting the Amended and Restated Credit Agreement, dated as of October 26, 2010 (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.24.3	Amended and Restated Credit Agreement, dated as of October 26, 2010, among HealthSouth Corporation, the lenders party thereto, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, and Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.24.4
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

12	Computation of Ratios.

21	Subsidiaries of HealthSouth Corporation.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+ Management contract or compensatory plan or arrangement.