Form 10-Q
period 2011-03-31
HEALTHSOUTH CORP
filed 2011-05-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 95,127,171 shares of common stock outstanding, net of treasury shares, as of April 27, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, our business strategy, our financial plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the United States Securities and Exchange Commission, or in materials incorporated therein by reference;

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

•
our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and the impact on our labor expenses from potential union activity and staffing recruitment and retention;

•	competitive pressures in the healthcare industry and our response to those pressures;

•
our ability to successfully complete and integrate acquisitions, investments, and joint ventures consistent with our growth strategy, including realization of anticipated revenues, cost savings, and productivity improvements arising from the related operations;

•	our ability to attract and retain key management personnel; and

•	general conditions in the economy and capital markets.

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

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Millions, Except Per Share Data)

Net operating revenues	$538.1	$491.0
Operating expenses:
Salaries and benefits	259.1	241.9
Other operating expenses	76.7	66.9
General and administrative expenses	26.9	26.3
Supplies	29.9	28.3
Depreciation and amortization	20.3	18.3
Occupancy costs	12.3	11.6
Provision for doubtful accounts	5.4	6.9
Loss on disposal of assets	0.2	-
Professional fees—accounting, tax, and legal	3.8	2.9
Total operating expenses	434.6	403.1
Loss on early extinguishment of debt	-	0.3
Interest expense and amortization of debt discounts and fees	35.1	30.5
Other income	(0.6)	(0.7)
Loss on interest rate swaps	-	4.3
Equity in net income of nonconsolidated affiliates	(2.5)	(2.6)
Income from continuing operations before income tax (benefit) expense	71.5	56.1
Provision for income tax (benefit) expense	(5.6)	2.5
Income from continuing operations	77.1	53.6
Income (loss) from discontinued operations, net of tax	14.4	(3.1)
Net income	91.5	50.5
Less: Net income attributable to noncontrolling interests	(11.7)	(9.8)
Net income attributable to HealthSouth	79.8	40.7
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Net income attributable to HealthSouth common shareholders	$73.3	$34.2

Weighted average common shares outstanding:
Basic	93.1	92.7
Diluted	109.0	108.0

Earnings per common share:
Basic:
Income from continuing operations
attributable to HealthSouth common shareholders	$0.63	$0.40
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.16	(0.03)
Net income attributable to HealthSouth common shareholders	$0.79	$0.37

Diluted:
Income from continuing operations
attributable to HealthSouth common shareholders	$0.60	$0.40
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.13	(0.03)
Net income attributable to HealthSouth common shareholders	$0.73	$0.37

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$65.4	$43.8
Income (loss) from discontinued operations, net of tax	14.4	(3.1)
Net income attributable to HealthSouth	$79.8	$40.7

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$141.0	$48.4
Accounts receivable, net of allowance for doubtful accounts of
$25.1 in 2011; $25.9 in 2010	240.9	224.9
Other current assets	139.5	132.9
Total current assets	521.4	406.2
Property and equipment, net	682.5	685.4
Goodwill	431.3	431.3
Intangible assets, net	46.5	48.8
Deferred income tax assets	674.4	679.3
Other long-term assets	125.0	121.1
Total assets	$2,481.1	$2,372.1

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable	$50.8	$48.9
Accrued expenses and other current liabilities	287.1	310.4
Total current liabilities	337.9	359.3
Long-term debt, net of current portion	1,550.8	1,496.8
Other long-term liabilities	132.7	130.8
	2,021.4	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	387.4
Shareholders’ equity (deficit):
HealthSouth shareholders’ deficit	(11.6)	(85.2)
Noncontrolling interests	83.9	83.0
Total shareholders’ equity (deficit)	72.3	(2.2)
Total liabilities and shareholders’ equity (deficit)	$2,481.1	$2,372.1

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Millions)
COMPREHENSIVE INCOME
Net income	$91.5	$50.5
Other comprehensive income (loss), net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.7	0.6
Reclassifications to net income	(0.5)	(1.3)
Net change in unrealized loss on forward-starting interest rate swaps:
Unrealized net holding loss arising during the period	-	(2.1)
Other comprehensive income (loss), net of tax	0.2	(2.8)
Comprehensive income	91.7	47.7
Comprehensive income attributable to noncontrolling interests	(11.7)	(9.8)
Comprehensive income attributable to HealthSouth	$80.0	$37.9

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Three Months Ended March 31, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	-	-	-	79.8	-	-	11.7	91.5	$91.5
Other comprehensive income, net of tax	-	-	-	-	0.2	-	-	0.2	0.2
Comprehensive income									$91.7
Issuance of restricted stock	1.9	-	-	-	-	-	-	-
Receipt of treasury stock	(0.2)	-	-	-	-	(4.3)	-	(4.3)
Dividends declared on convertible perpetual
preferred stock	-	-	(6.5)	-	-	-	-	(6.5)
Stock-based compensation	-	-	4.2	-	-	-	-	4.2
Distributions declared	-	-	-	-	-	-	(9.8)	(9.8)
Other	0.1	-	0.3	-	-	(0.1)	(1.0)	(0.8)
Balance at end of period	95.2	$1.0	$2,871.5	$(2,738.6)	$0.7	$(146.2)	$83.9	$72.3

	Three Months Ended March 31, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	40.7	-	-	9.8	50.5	$50.5
Other comprehensive loss, net of tax	-	-	-	-	(2.8)	-	-	(2.8)	(2.8)
Comprehensive income									$47.7
Dividends declared on convertible perpetual
preferred stock	-	-	(6.5)	-	-	-	-	(6.5)
Stock-based compensation	-	-	3.8	-	-	-	-	3.8
Distributions declared	-	-	-	-	-	-	(7.9)	(7.9)
Other	0.3	-	0.6	-	-	(1.7)	(0.3)	(1.4)
Balance at end of period	93.6	$1.0	$2,877.8	$(3,676.7)	$(2.8)	$(139.2)	$78.0	$(861.9)

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Millions)
Cash flows from operating activities:
Net income	$91.5	$50.5
(Income) loss from discontinued operations	(14.4)	3.1
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	5.4	6.9
Depreciation and amortization	20.3	18.3
Loss on interest rate swaps	-	4.3
Equity in net income of nonconsolidated affiliates	(2.5)	(2.6)
Distributions from nonconsolidated affiliates	2.7	2.1
Stock-based compensation	4.2	3.8
Deferred tax (benefit) expense	(3.4)	0.4
Other	0.9	1.7
(Increase) decrease in assets—
Accounts receivable	(21.4)	(21.3)
Other assets	(13.9)	(2.1)
Income tax refund receivable	0.1	9.0
Increase (decrease) in liabilities—
Accounts payable	1.9	(2.9)
Accrued interest	10.7	14.5
Other liabilities	8.6	2.1
Premium on bond issuance	4.1	-
Government, class action, and related settlements	(4.3)	(0.8)
Net cash used in operating activities of discontinued operations	(1.4)	(2.2)
Total adjustments	12.0	31.2
Net cash provided by operating activities	89.1	84.8

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(15.3)	(14.0)
Proceeds from sale of restricted investments	0.3	3.4
Purchase of restricted investments	(7.6)	(0.4)
Net change in restricted cash	10.1	(11.4)
Net settlements on interest rate swaps	(10.9)	(11.9)
Other	-	0.2
Net cash provided by investing activities of discontinued operations	-	7.9
Net cash used in investing activities	(23.4)	(26.2)

Cash flows from financing activities:
Proceeds from bond issuance	120.0	-
Borrowings on revolving credit facility	40.0	-
Payments on revolving credit facility	(107.0)	-
Principal payments under capital lease obligations	(3.7)	(3.5)
Dividends paid on convertible perpetual preferred stock	(6.5)	(6.5)
Distributions paid to noncontrolling interests of
consolidated affiliates	(13.3)	(11.1)
Other	(2.6)	(1.6)
Net cash provided by (used in) financing activities	26.9	(22.7)

Increase in cash and cash equivalents	92.6	35.9
Cash and cash equivalents at beginning of period	48.4	80.9
Cash and cash equivalents of facilities held for sale
at beginning of period	-	0.1
Less: Cash and cash equivalents of facilities held for
sale at end of period	-	(0.1)
Cash and cash equivalents at end of period	$141.0	$116.8

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 24, 2011 (the “2010 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.

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

Stock-Based Compensation—

In February 2011, we issued 0.7 million of restricted stock awards to members of our management team and our board of directors. The majority of these awards are shares of restricted stock that contain a service and either a performance or market condition. For these awards, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable performance measurement period. Additionally, we granted 0.2 million stock options to members of our management team. The fair value of these awards and options were determined using the policies described in the 2010 Form 10-K.

Recent Accounting Pronouncements—

Since the filing of the 2010 Form 10-K, we do not believe any recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates

As of March 31, 2011 and December 31, 2010, we had $30.2 million and $30.7 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 15 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2011	2010
Net operating revenues	$20.4	$20.1
Operating expenses	(13.1)	(12.9)
Income from continuing operations, net of tax	5.6	5.9
Net income	5.6	5.9

3.	Long-term Debt

On March 7, 2011, we completed a public offering of $120 million aggregate principal amount of senior notes, which included an additional $60 million of our 7.25% Senior Notes due 2018 at 103.25% of the principal amount and an additional $60 million of our 7.75% Senior Notes due 2022 at 103.50% of the principal amount. These additional notes will be governed by the previously executed agreements for our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022.

Net proceeds from this offering were approximately $122 million. We used approximately $45 million of the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility. The remainder of the net proceeds is included in Cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2011. We intend to use the remainder of the net proceeds to redeem a portion of our 10.75% Senior Notes due 2016 when they become callable in June 2011.

Our long-term debt outstanding consists of the following (in millions):

	March 31,	December 31,
	2011	2010
Advances under $500 million revolving credit facility	$11.0	$78.0
Bonds payable—
10.75% Senior Notes due 2016	495.7	495.5
7.25% Senior Notes due 2018	336.9	275.0
8.125% Senior Notes due 2020	285.6	285.5
7.75% Senior Notes due 2022	312.0	250.0
Other bonds payable	1.8	1.8
Other notes payable	35.8	36.4
Capital lease obligations	85.4	89.1
	1,564.2	1,511.3
Less: Current portion	(13.4)	(14.5)
Long-term debt, net of current portion	$1,550.8	$1,496.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2011	$10.2	$10.2
2012	14.3	14.3
2013	11.9	11.9
2014	8.0	8.0
2015	17.9	17.9
2016	507.3	502.4
Thereafter	1,000.0	999.5
Total	$1,569.6	$1,564.2

For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

4.	Derivative Instruments

Interest Rate Swaps Not Designated as Hedging Instruments—

In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we paid a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement paid a floating rate based on 3-month LIBOR. The expiration date of this swap was March 10, 2011. The fair market value of this swap as of December 31, 2010 was ($12.1) million and is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet.

In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we paid a variable rate based on 3-month LIBOR, while the counterparty to this agreement paid a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and were made quarterly on the same settlement schedule as the $984.0 million interest rate swap discussed above. The expiration date of this swap was March 10, 2011. The fair market value of this swap as of December 31, 2010 was $1.2 million and is included in Other current assets in our condensed consolidated balance sheet.

These interest rate swaps were not designated as hedges. Therefore, changes in the fair value of these interest rate swaps were included in current-period earnings as Loss on interest rate swaps.

During the three months ended March 31, 2011 and 2010, we made net cash settlement payments of $10.9 million and $11.9 million, respectively, to our counterparties. Having made the final payments on these swaps in March 2011, we no longer have any outstanding derivative positions.

See Note 9, Derivative Instruments, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information related to these interest rate swaps. See also Note 6, Fair Value Measurements.

5.           Guarantees

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

As of March 31, 2011, we were secondarily liable for 38 such guarantees. The remaining terms of these guarantees ranged from 2 months to 99 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $32.2 million.

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

6.           Fair Value Measurements

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted
marketable securities	$22.9	$-	$22.9	$-	M
Other long-term assets:
Restricted marketable securities	22.5	-	22.5	-	M
As of December 31, 2010
Other current assets:
Current portion of restricted
marketable securities	$18.2	$-	$18.2	$-	M
June 2009 trading swap	1.2	-	1.2	-	I
Other long-term assets:
Restricted marketable securities	19.3	-	19.3	-	M
Accrued expenses and other
current liabilities:
March 2006 trading swap	(12.1)	-	(12.1)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

During the three months ended March 31, 2011 and 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the three months ended March 31, 2011 and 2010, we recorded impairment charges of $1.3 million and $0.6 million, respectively, as part of our results of discontinued operations. These charges related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included an offer we received from a third-party to acquire the assets and third-party appraisals.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$-	$-	$(12.1)	$(12.1)
June 2009 trading swap	-	-	1.2	1.2
Long-term debt:
Advances under $500 million revolving credit facility	11.0	11.0	78.0	78.0
10.75% Senior Notes due 2016	495.7	534.4	495.5	543.2
7.25% Senior Notes due 2018	336.9	348.4	275.0	280.5
8.125% Senior Notes due 2020	285.6	314.7	285.5	311.8
7.75% Senior Notes due 2022	312.0	324.0	250.0	258.1
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	35.8	35.8	36.4	36.4
Financial commitments:
Letters of credit	-	48.7	-	45.6

7.           Income Taxes

Our Provision for income tax benefit of $5.6 million for the three months ended March 31, 2011 is comprised of: (1) estimated income tax expense of approximately $23 million based on the application of our estimated effective blended federal and state income tax rate of 39.1% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $5 million.

We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2034. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to our valuation allowance is required. As a result of these assessments in prior periods, we maintained a valuation allowance against our deferred tax assets, including substantially all of these NOLs. During the fourth quarter of 2010, and as discussed in more detail in Note 19, Income Taxes, to the consolidated financial statements accompanying the 2010 Form 10-K, based on the weight of available evidence, we determined it was more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state tax jurisdictions in the future and decreased our valuation allowance by $825.4 million to $112.7 million as of December 31, 2010.

The $702.7 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2011 ($28.3 million included in Other current assets) reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2011, we maintained a valuation allowance of $105.9 million due to uncertainties related to our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. During the first quarter of 2011, we reduced our valuation allowance associated with certain capital losses by $6.8 million primarily as a result of our settlement with the IRS for tax years 2007 and 2008, as discussed above. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

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

Our Provision for income tax expense of $2.5 million for the three months ended March 31, 2010 primarily includes the following: (1) current income tax expense of $2.1 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, alternative minimum tax expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets.

Total remaining gross unrecognized tax benefits were $12.6 million as of December 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2010 was $1.1 million. The amount of unrecognized tax benefits changed during the three months ended March 31, 2011 due to the settlement of federal income tax claims with the IRS for tax years 2007 and 2008 and the lapse of the applicable statute of limitations for certain federal and state claims. Total remaining gross unrecognized tax benefits were $9.3 million as of March 31, 2011, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of March 31, 2011 was $0.1 million.

A reconciliation of the change in our unrecognized tax benefits from December 31, 2010 to March 31, 2011 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2010	$12.6	$1.1
Gross amount of increases in unrecognized tax
benefits related to prior periods	23.5	-
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(23.6)	-
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(3.2)	(1.0)
Balance at March 31, 2011	$9.3	$0.1

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three months ended March 31, 2011 and 2010, we recorded $1.6 million and $0.1 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $0.3 million as of both March 31, 2011 and December 31, 2010.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. At this time, we have no ongoing income tax audits by regulatory taxing authorities.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

8.	Earnings per Common Share

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

	Three Months Ended March 31,
	2011	2010
Basic:
Numerator:
Income from continuing operations	$77.1	$53.6
Less: Net income attributable to noncontrolling
interests included in continuing operations	(11.7)	(9.8)
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)
Income from continuing operations attributable
to HealthSouth common shareholders	58.9	37.3
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	14.4	(3.1)
Net income attributable to HealthSouth
common shareholders	$73.3	$34.2

Denominator:
Basic weighted average common shares outstanding	93.1	92.7

Basic earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$0.63	$0.40
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.16	(0.03)
Net income attributable to HealthSouth
common shareholders	$0.79	$0.37

Diluted:
Numerator:
Income from continuing operations	$77.1	$53.6
Less: Net income attributable to noncontrolling
interests included in continuing operations	(11.7)	(9.8)
Income from continuing operations attributable
to HealthSouth common shareholders	65.4	43.8
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	14.4	(3.1)
Net income attributable to HealthSouth
common shareholders	$79.8	$40.7

Denominator:
Diluted weighted average common shares outstanding	109.0	108.0

Diluted earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$0.60	$0.40
Income (loss) from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.13	(0.03)
Net income attributable to HealthSouth
common shareholders	$0.73	$0.37

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2011 and 2010, the number of potential shares approximated 15.9 million and 15.3 million, respectively. For the three months ended March 31, 2011 and 2010, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three months ended March 31, 2010, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three months ended March 31, 2010.

Options to purchase approximately 1.2 million and 2.3 million shares of common stock were outstanding as of March 31, 2011 and 2010, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

 See Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

9.	Settlements

On April 4, 2011, we entered into a definitive settlement and release agreement with the state of Delaware relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. While the terms of the settlement are confidential, the amount paid to Delaware was less than the amount previously accrued and included in the line item Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2010. Accordingly, we recorded a $25.3 million pre-tax gain in connection with this settlement as part of our results of operations for the first quarter of 2011. Of this amount, $24.8 million is included in Income from discontinued operations, net of tax, as this gain primarily related to our previously divested divisions. The remainder is included in Net operating revenues in our condensed consolidated statement of operations for the three months ended March 31, 2011. See also Note 1, Summary of Significant Accounting Policies, “Refunds due Patients and Other Third-Party Payors,” to the consolidated financial statements accompanying the 2010 Form 10-K.

10.	Contingencies

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

The Tucker derivative litigation, including a $2.9 billion judgment against Mr. Scrushy, and the related settlements to date are more fully described in “Litigation By and Against Richard M. Scrushy” below and Note 21, Settlements, “UBS Litigation Settlement,” and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2010 Form 10-K. The settlements with UBS Securities and other defendants do not release our claims against any non-settling defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action described in Note 21, Settlements, “Securities Litigation Settlement,” to the consolidated financial statements accompanying the 2010 Form 10-K by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

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

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Supreme Court upheld the trial court’s decision in its entirety. On April 15, 2011, the Supreme Court denied Mr. Scrushy’s application for a rehearing of the Supreme Court’s initial decision. At this time, we cannot predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al.

While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. Although we alone do not control the distribution, we anticipate that his assets that have been collected or seized, or the proceeds from their sale, will begin to be distributed to us this year after deducting attorneys’ fees and expenses associated with maintaining and selling those assets. However, no assurances as to the timing of these distributions can be provided. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. Under the Consolidated Securities Action settlement, we must also pay the federal plaintiffs 25% of any net recovery from Mr. Scrushy. After payment of these obligations and other amounts related to professional fees and expenses, we expect our recovery to be between 40% and 45% of any amounts collected.

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. The three-person arbitration panel that is adjudicating the claims and counterclaims in arbitration has been selected under rules of the American Arbitration Association (the “AAA”). The trial phase of the arbitration process began on July 12, 2010 and is continuing as schedules permit. However, pursuant to an order of the AAA panel, all aspects of the arbitration are confidential. Accordingly, we will not discuss the arbitration until there is a resolution. Based on the stage of arbitration, and review of the current facts and circumstances, we do not believe there is a reasonable possibility of a loss that might result from an adverse judgment or a settlement of this case.

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

Although both the Michigan Action and the Alabama Action remain pending and it is not possible to predict the outcome of either case, we do not believe, based on the stage of litigation, prior rulings in our favor, and review of the current facts and circumstances, there is a reasonable possibility of a loss that might result from an adverse judgment or settlement of this case.

Other Litigation—

We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss based on lack of standing filed on December 22, 2010. We intend to vigorously defend ourselves in this case. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate with confidence the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.

We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On September 2, 2010, we filed a notice of appeal of this verdict with the South Carolina Court of Appeals, and we anticipate filing our brief with the court in early May 2011. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in the second quarter of 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, during the third quarter of 2010, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2010.

Other Matters—

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

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the Office of Inspector General of the United States Department of Health and Human Services relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 21, Settlements, “The 2007 Referral Source Settlement,” to the consolidated financial statements accompanying the 2010 Form 10-K.

We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2010 Form 10-K) following their closing. These include indemnification obligations, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.

11.	Condensed Consolidating Financial Information

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

As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K, the terms of our credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2010 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.6	$380.3	$149.8	$(11.6)	$538.1
Operating expenses:
Salaries and benefits	12.1	178.4	72.0	(3.4)	259.1
Other operating expenses	6.3	52.9	22.7	(5.2)	76.7
General and administrative expenses	26.9	-	-	-	26.9
Supplies	1.5	20.9	7.5	-	29.9
Depreciation and amortization	2.9	13.3	4.1	-	20.3
Occupancy costs	1.1	9.5	4.7	(3.0)	12.3
Provision for doubtful accounts	0.3	3.8	1.3	-	5.4
Loss on disposal of assets	-	0.1	0.1	-	0.2
Professional fees—accounting,
tax, and legal	3.8	-	-	-	3.8
Total operating expenses	54.9	278.9	112.4	(11.6)	434.6
Interest expense and amortization of
debt discounts and fees	32.5	2.2	0.7	(0.3)	35.1
Other income	(0.1)	-	(0.8)	0.3	(0.6)
Equity in net income of nonconsolidated
affiliates	(0.8)	(1.7)	-	-	(2.5)
Equity in net income of consolidated
affiliates	(53.6)	(2.2)	(0.5)	56.3	-
Management fees	(23.9)	18.6	5.3	-	-
Income from continuing operations
before income tax (benefit) expense	10.6	84.5	32.7	(56.3)	71.5
Provision for income tax (benefit) expense	(54.0)	40.2	8.2	-	(5.6)
Income from continuing operations	64.6	44.3	24.5	(56.3)	77.1
Income (loss) from discontinued operations,
net of tax	15.2	(0.9)	0.1	-	14.4
Net Income	79.8	43.4	24.6	(56.3)	91.5
Less: Net income attributable to
noncontrolling interests	-	-	(11.7)	-	(11.7)
Net income attributable
to HealthSouth	$79.8	$43.4	$12.9	$(56.3)	$79.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$17.3	$345.0	$138.8	$(10.1)	$491.0
Operating expenses:
Salaries and benefits	11.7	165.7	67.6	(3.1)	241.9
Other operating expenses	4.4	46.0	20.9	(4.4)	66.9
General and administrative expenses	26.3	-	-	-	26.3
Supplies	1.4	19.6	7.3	-	28.3
Depreciation and amortization	2.5	12.2	3.6	-	18.3
Occupancy costs	1.1	8.6	4.4	(2.5)	11.6
Provision for doubtful accounts	0.4	4.8	1.7	-	6.9
Loss (gain) on disposal of assets	-	0.1	(0.1)	-	-
Professional fees—accounting,
tax, and legal	2.9	-	-	-	2.9
Total operating expenses	50.7	257.0	105.4	(10.0)	403.1
Loss on early extinguishment of debt	0.3	-	-	-	0.3
Interest expense and amortization of
debt discounts and fees	28.1	2.2	0.7	(0.5)	30.5
Other income	(0.2)	-	(1.0)	0.5	(0.7)
Loss on interest rate swaps	4.3	-	-	-	4.3
Equity in net income of nonconsolidated
affiliates	(0.7)	(1.9)	-	-	(2.6)
Equity in net income of consolidated
affiliates	(47.9)	(1.8)	(0.7)	50.4	-
Management fees	(21.7)	17.0	4.7	-	-
Income from continuing operations
before income tax (benefit)
expense	4.4	72.5	29.7	(50.5)	56.1
Provision for income tax (benefit)
expense	(38.2)	33.0	7.7	-	2.5
Income from continuing operations	42.6	39.5	22.0	(50.5)	53.6
Loss from discontinued operations,
net of tax	(1.9)	(0.5)	(0.7)	-	(3.1)
Net Income	40.7	39.0	21.3	(50.5)	50.5
Less: Net income attributable to
noncontrolling interests	-	-	(9.8)	-	(9.8)
Net income attributable
to HealthSouth	$40.7	$39.0	$11.5	$(50.5)	$40.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of March 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$137.4	$0.8	$2.8	$-	$141.0
Accounts receivable, net	9.6	166.1	65.2	-	240.9
Other current assets	76.7	22.7	88.4	(48.3)	139.5
Total current assets	223.7	189.6	156.4	(48.3)	521.4
Property and equipment, net	36.7	490.5	155.3	-	682.5
Goodwill	-	275.7	155.6	-	431.3
Intangible assets, net	0.4	35.8	10.3	-	46.5
Deferred income tax assets	609.9	-	64.5	-	674.4
Other long-term assets	70.9	27.2	36.1	(9.2)	125.0
Intercompany receivable	1,113.2	513.1	-	(1,626.3)	-
Total assets	$2,054.8	$1,531.9	$578.2	$(1,683.8)	$2,481.1

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$14.9	$23.9	$12.0	$-	$50.8
Accrued expenses and other current liabilities	166.1	79.9	89.4	(48.3)	287.1
Total current liabilities	181.0	103.8	101.4	(48.3)	337.9
Long-term debt, net of current portion	1,453.1	80.8	26.1	(9.2)	1,550.8
Other long-term liabilities	44.9	11.2	76.6	-	132.7
Intercompany payable	-	-	1,379.3	(1,379.3)	-
	1,679.0	195.8	1,583.4	(1,436.8)	2,021.4
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity:
HealthSouth shareholders' (deficit) equity	(11.6)	1,336.1	(1,089.1)	(247.0)	(11.6)
Noncontrolling interests	-	-	83.9	-	83.9
Total shareholders' (deficit) equity	(11.6)	1,336.1	(1,005.2)	(247.0)	72.3
Total liabilities and
shareholders' (deficit) equity	$2,054.8	$1,531.9	$578.2	$(1,683.8)	$2,481.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$46.0	$-	$2.4	$-	$48.4
Accounts receivable, net	8.5	156.5	59.9	-	224.9
Other current assets	43.0	22.9	67.0	-	132.9
Total current assets	97.5	179.4	129.3	-	406.2
Property and equipment, net	34.8	495.1	155.5	-	685.4
Goodwill	-	275.7	155.6	-	431.3
Intangible assets, net	0.4	37.3	11.1	-	48.8
Deferred income tax assets	604.2	9.1	66.0	-	679.3
Other long-term assets	68.9	28.3	38.1	(14.2)	121.1
Intercompany receivable	1,133.5	482.7	-	(1,616.2)	-
Total assets	$1,939.3	$1,507.6	$555.6	$(1,630.4)	$2,372.1

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$9.0	$26.5	$13.4	$-	$48.9
Accrued expenses and other current liabilities	183.3	64.3	62.8	-	310.4
Total current liabilities	192.3	90.8	76.2	-	359.3
Long-term debt, net of current portion	1,401.0	83.3	26.6	(14.1)	1,496.8
Other long-term liabilities	43.8	11.3	75.7	-	130.8
Intercompany payable	-	-	1,383.7	(1,383.7)	-
	1,637.1	185.4	1,562.2	(1,397.8)	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(85.2)	1,322.2	(1,089.6)	(232.6)	(85.2)
Noncontrolling interests	-	-	83.0	-	83.0
Total shareholders' (deficit) equity	(85.2)	1,322.2	(1,006.6)	(232.6)	(2.2)
Total liabilities and
shareholders' (deficit) equity	$1,939.3	$1,507.6	$555.6	$(1,630.4)	$2,372.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$44.1	$71.0	$31.3	$(57.3)	$89.1
Cash flows from investing activities:
Capital expenditures	(4.8)	(7.3)	(3.2)	-	(15.3)
Proceeds from sale of restricted
investments	-	-	0.3	-	0.3
Purchase of restricted investments	-	-	(7.6)	-	(7.6)
Net change in restricted cash	(0.1)	-	10.2	-	10.1
Net settlements on interest rate swaps	(10.9)	-	-	-	(10.9)
Net cash used in investing
activities	(15.8)	(7.3)	(0.3)	-	(23.4)
Cash flows from financing activities:
Proceeds from bond issuance	120.0	-	-	-	120.0
Borrowings on revolving credit facility	40.0	-	-	-	40.0
Payments on revolving credit facility	(107.0)	-	-	-	(107.0)
Principal payments under capital lease
obligations	(0.6)	(2.5)	(0.6)	-	(3.7)
Dividends paid on convertible perpetual
preferred stock	(6.5)	-	-	-	(6.5)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(13.3)	-	(13.3)
Other	(3.1)	(0.6)	0.1	1.0	(2.6)
Change in intercompany advances	20.3	(59.8)	(16.8)	56.3	-
Net cash provided by (used in)
financing activities	63.1	(62.9)	(30.6)	57.3	26.9
Increase in cash and cash equivalents	91.4	0.8	0.4	-	92.6
Cash and cash equivalents at
beginning of period	46.0	-	2.4	-	48.4
Cash and cash equivalents at end of
period	$137.4	$0.8	$2.8	$-	$141.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$63.2	$47.3	$25.8	$(51.5)	$84.8
Cash flows from investing activities:
Capital expenditures	(0.5)	(9.7)	(3.8)	-	(14.0)
Proceeds from sale of restricted
investments	-	-	3.4	-	3.4
Purchase of restricted investments	-	-	(0.4)	-	(0.4)
Net change in restricted cash	0.6	-	(12.0)	-	(11.4)
Net settlements on interest rate swaps	(11.9)	-	-	-	(11.9)
Other	-	0.1	0.1	-	0.2
Net cash provided by investing activities
of discontinued operations	-	-	7.9	-	7.9
Net cash used in investing
activities	(11.8)	(9.6)	(4.8)	-	(26.2)
Cash flows from financing activities:
Principal payments under capital lease
obligations	(0.5)	(2.6)	(0.4)	-	(3.5)
Dividends paid on convertible perpetual
preferred stock	(6.5)	-	-	-	(6.5)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(11.1)	-	(11.1)
Other	(2.6)	-	-	1.0	(1.6)
Change in intercompany advances	(3.0)	(36.8)	(10.7)	50.5	-
Net cash used in financing
activities	(12.6)	(39.4)	(22.2)	51.5	(22.7)
Increase (decrease) in cash and cash
equivalents	38.8	(1.7)	(1.2)	-	35.9
Cash and cash equivalents at
beginning of period	76.2	1.8	2.9	-	80.9
Cash and cash equivalents of
facilities held for sale
at beginning of period	-	-	0.1	-	0.1
Less: Cash and cash equivalents of
facilities held for sale
at end of period	-	-	(0.1)	-	(0.1)
Cash and cash equivalents at end of
period	$115.0	$0.1	$1.7	$-	$116.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements.

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and long-term acute care hospitals (“LTCHs”) and provide treatment on both an inpatient and outpatient basis. As of March 31, 2011, we operated 97 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 6 freestanding LTCHs, 32 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 26 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas.

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

In the first quarter of 2011, discharge growth of 7.1% coupled with a 1.9% increase in net patient revenue per discharge generated 9.2% growth in net patient revenue from our hospitals compared to the same period of 2010. Our discharge growth included a 4.5% increase in same-store discharges quarter over quarter, with the remainder coming from hospitals opened or acquired in the prior 12 months. This revenue growth coupled with continued disciplined expense management resulted in an increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2010 Form 10-K) of 16.9% quarter over quarter. Net cash provided by operating activities was $89.1 million for the first quarter of 2011 compared to $84.8 million for the same period of 2010. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this item for additional information.

Further delevering and strengthening of our balance sheet remains a priority for us in 2011. Our delevering efforts remain focused on growing Adjusted EBITDA (see the “Liquidity and Capital Resources” section of this item) through organic growth and disciplined expansion, as well as reducing debt. As discussed later in this Item, we expect to call for the redemption of $285 million of our 10.75% Senior Notes due 2016 in June of this year.

Our development efforts continued to yield positive results in the first quarter of 2011. Specifically, in March 2011, we received permission from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Marion County, Florida. Construction on this 40-bed hospital is expected to begin in the fourth quarter of 2011. In addition, we continue to pursue, through the certificate of need process, new hospital development in Alabama, Florida, Delaware, Georgia, and Tennessee. As our leverage continues to improve, we expect to enhance and accelerate our development strategy.

We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages, and we believe this market factor aligns with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. For additional discussion of our strategy and business outlook, see the “Business Outlook” section below.

Litigation By and Against Former Independent Auditor

As discussed in Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association require that all aspects of the arbitration remain confidential. However, we can state that while the proceedings are moving forward, scheduling conflicts continue to arise. While we had hoped this arbitration process would be completed in the second half of 2011, significant scheduling conflicts will limit the number of hearings in the third and fourth quarters of 2011. As a result of these scheduling conflicts, additional hearing dates are being scheduled in the first four months of 2012. Although we remain confident in our claims and are asserting them forcefully, the timing of getting this important matter resolved is extremely difficult, if not impossible, to predict.

Key Challenges

Over the past few years, we have focused on delevering, strengthening our balance sheet, growing organically, building new hospitals, and pursuing acquisitions of competitor inpatient rehabilitation facilities (“IRFs”). We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. In addition, and as discussed below in the “Liquidity and Capital Resources” section of this Item, we continued our capital structure enhancements in March 2011 by completing a public offering of $60 million in aggregate additional principal amount of our 7.25% Senior Notes due 2018 at a price of 103.25% and $60 million in aggregate additional principal amount of our 7.75% Senior Notes due 2022 at a price of 103.5% (see also Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We used approximately $45 million of the net proceeds from the offering of these additional notes to repay a portion of the amounts outstanding under our revolving credit facility. We intend to use the remainder of these proceeds to redeem a portion of our 10.75% Senior Notes due 2016 when they become callable in June of this year.

As we continue to execute our business plan, the following are some of the challenges we face:

•
Volume Growth. As discussed above, the majority of patients we serve experience significant physical disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty like the one we are in now, patients may choose to forgo discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. If these patients continue to forgo procedures and acute care providers report soft volumes, it may be more challenging for us to maintain our recent volume growth rates. While we saw improvement in acute care volumes and experienced solid growth in discharges from our hospitals in the first quarter of 2011, we cannot be certain this trend will continue. Therefore, we are keeping our full-year discharge volume growth assumption at a range of 2.5% to 3.5%, exclusive of acquisitions.

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

In addition, on July 22, 2010, the Centers for Medicare and Medicaid Services (“CMS”) published in the federal register its final rule for IRFs under the prospective payment system (“IRF-PPS”) for fiscal year 2011 (the “2011 Rule”). The 2011 Rule is effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which includes the acuity of our patients over the twelve–month period prior to the rule’s release and incorporates other adjustments of the 2011 Rule, we believe the 2011 Rule will increase our Medicare-related Net operating revenues for our IRFs by approximately 2.1% annually.

On April 22, 2011, CMS released its fiscal year 2012 proposed notice of rulemaking under IRF-PPS which will be effective for Medicare discharges between October 1, 2011 and September 30, 2012. In this notice, CMS proposed a 2.8% market basket update that will be reduced to 2.7% under the requirements of the 2010 Healthcare Reform Laws. Beginning on October 1, 2011, the 2010 Healthcare Reform Laws also require for the first time a productivity adjustment reduction to the market basket update on an annual basis. In the fiscal year 2012 proposal for IRFs, CMS estimated the first annual adjustment effective October 1, 2011 to be a decrease to the market basket update of 1.2%. Collectively, this would result in a net market basket update of 1.5%. The proposed rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our preliminary analysis which utilizes the acuity of our patients over the last twelve months, we believe the proposed fiscal year 2012 rule for IRFs would have a net positive impact on our Net operating revenues.

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

See also Item 1, Business, “Sources of Revenue” and “Regulation,” to the 2010 Form 10-K.

•
Healthcare Reform. The 2010 Healthcare Reform Laws remain subject to continuing scrutiny, and many aspects of their implementation are still uncertain. Various bills have been introduced in both houses of Congress to amend, repeal, or defund all or portions of these laws. Additionally, several lawsuits challenging aspects of these laws have been filed and remain pending at various stages of the litigation process. We cannot predict the outcome of legislation or litigation, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure that any healthcare laws adopted or amended promote our goal of high-quality, cost-effective care.

Many provisions within the 2010 Healthcare Reform Laws are beginning to or could in the future have an impact on our business, including: (1) the reduction in annual market basket updates to providers, which will include annual productivity adjustment reductions beginning October 1, 2011; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans.

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time (scheduled reduction of 10 basis points for fiscal year 2012). The effective dates for these future market basket update reductions will be October 1st of each year. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional to-be-determined productivity adjustment reduction to the market basket update on an annual basis. This new productivity adjustment will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity and will be effective October 1st of each year through 2019. As previously noted, within the fiscal year 2012 proposed rule under IRF-PPS, CMS estimated this productivity adjustment reduction to be 1.2% for the period beginning October 1, 2011.

The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. The possibility of implementing bundling on a nation-wide basis is difficult to predict at this time and will be affected by the outcomes of the various pilot projects conducted. In addition, if bundling were to be implemented, it would require numerous modifications to, or repeal of, various federal and state laws, regulations, and policies. These pilot projects are scheduled to begin no later than January 2013 and, initially, are limited in scope to ten medical conditions. If we determine it is appropriate to do so, we may seek to participate in these pilot projects.

Similarly, the 2010 Healthcare Reform Laws require CMS to start a voluntary program by January 1, 2012 for ACOs in which hospitals, physicians, and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. In March 2011, CMS issued proposed rules relating to the ACO program. Many questions remain about the rules related to ACOs, and additional clarification from CMS will be necessary. We are still reviewing these proposed rules, and, at this time, it is not clear what affect these proposed rules, if adopted, would have on us. Our primary preliminary concerns include: (1) the necessary up-front investment in infrastructure required to participate in an ACO; (2) the magnitude of financial risk ACOs must assume; (3) the number of federal regulations that will need to be revised to prevent ACOs from violating anti-kickback laws, the Stark laws prohibiting self-referrals, and anti-trust statutes; (4) the control given to CMS to implement and unilaterally modify many of the features of the untested ACO concept; and (5) ensuring patients enrolled in ACOs continue receiving appropriate levels of care and services. While we believe we can provide high-quality, cost-effective services to patients in this type of environment, we will continue to monitor the development of ACOs and their potential impact on our business.

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

In addition to these factors, the 2010 Healthcare Reform Laws also contain provisions that will require modifications to employer-sponsored healthcare insurance plans, including HealthSouth plans. For example, the 2010 Healthcare Reform Laws require employer-sponsored healthcare plans to offer coverage to an employee’s dependent children until such dependents attain the age of 26. In addition, these laws eliminate an employer’s ability to include a lifetime maximum benefit per participant within its plans. We currently estimate these changes will increase our healthcare costs by approximately $0.9 million annually.

Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

•
Staffing. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, other healthcare professionals, and our management. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have refined our comprehensive compensation and benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. Recruiting and retaining qualified personnel for our hospitals will remain a high priority for us.

Business Outlook

As the nation’s largest provider of inpatient rehabilitative healthcare services, we believe we differentiate ourselves from our competitors based on our broad base of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the standardization of best practices — all of which result in high-quality, cost-effective care for the patients we serve. Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) delever and strengthen our balance sheet; (2) grow organically and through the construction of new hospitals; (3) provide high-quality, cost-effective care; (4) pursue acquisitions of IRFs on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry. We believe growth in our Adjusted EBITDA, our strong cash flows from operations, and the redemption of a portion of our 10.75% Senior Notes due 2016 will allow us to continue to reduce our leverage and invest in the growth of our core business. Further, we believe we have adequate sources of liquidity to accelerate our de novo growth strategy due to our Cash and cash equivalents, cash flows from operations, and the availability of our revolving credit facility.

Our delevering efforts are currently focused on growing Adjusted EBITDA through organic growth and disciplined expansion, as well as reducing debt. Our organic growth will result from increasing our inpatient discharges, actively managing expenses, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. In addition, while we do not have any near-term refinancing requirements until 2015 when our revolver matures (see the “Liquidity and Capital Resources” section of this Item), our 10.75% Senior Notes due 2016 have an initial call date of June 15, 2011 and represent our most attractive debt repayment/refinancing opportunity. In June of this year, we expect to call for the redemption of $285 million of our 10.75% Senior Notes due 2016, with this amount excluding any premium associated with the call. We will utilize a combination of (1) cash on hand, which includes the remaining proceeds from our March debt offering (see the “Liquidity and Capital Resources” section of this item and Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) and (2) availability under our credit facility for this redemption.

As discussed above, we believe some patients with medical conditions that are discretionary in nature may be forgoing treatment during this period of economic uncertainty. While we saw improvement in acute care volumes and experienced solid growth in discharges from our hospitals in the first quarter of 2011, we cannot be certain this trend will continue. We believe our strategic differentiation, as discussed above and in Item 1, Business, “Overview of the Company ― Competitive Strengths,” to our 2010 Form 10-K, will allow us to increase total discharges at an annual rate of 2.5% to 3.5%, exclusive of acquisitions, thereby continuing our track record of gaining market share. In addition, we will continue to look for appropriate markets for de novo sites, acquisitions, and joint ventures, with a particular focus on accelerating our de novo strategy. It should be noted that acquired hospitals often are not as operationally efficient as our existing hospitals. It typically takes several months before they achieve comparable operational performance. Additionally, it typically takes approximately three to nine months before a de novo hospital achieves consistent, positive Adjusted EBITDA.

Longer-term, we will evaluate growth opportunities in complementary post-acute services. This growth strategy will, in part, be related to whether or not ACOs eventually become the prevailing model for reimbursing Medicare providers. As previously noted, CMS recently issued proposed rule-making for the piloting of ACOs. Given the complexity of these proposed rules, coupled with the significant up-front investment and assumption of financial risk required by ACOs, the longer-term viability and future pervasive nature of ACOs is uncertain at this time.

Healthcare providers are under increasing pressure to control costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. With this in mind, we will make certain investments in our core business in 2011. One investment that began in 2010 and continues in 2011 is the piloting of an electronic clinical information system in our new hospital in Loudoun County, Virginia, as well as pilots of this system at two additional hospitals. This is an initial, two-year pilot program aimed at gaining a better understanding of the value of a potential company-wide implementation beginning in 2012. In addition, we will continue our company-wide initiative of developing best practices for different components of our operational structure. During 2010, we made an investment in care management that we are continuing in 2011 with a company-wide implementation of our findings. The goal of this initiative is to enhance the coordination of care and communication among the patient, the patient’s family, the hospital’s treatment team, and payors, thereby enhancing outcomes and patient satisfaction.

Our largest costs are our Salaries and benefits, and they represent our investment in our most valuable resource: our employees. We will continue to monitor the labor market and will make appropriate adjustments to remain competitive in this challenging environment while remaining committed to our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

As discussed previously, healthcare is a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so. We are confident, based on our track record, we will be able to adapt to whatever changes may impact our industry, including those discussed above related to healthcare reform.

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

Results of Operations

During the three months ended March 31, 2011 and 2010, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2011	2010
Medicare	71.2%	70.4%
Medicaid	1.7%	1.8%
Workers’ compensation	1.7%	1.6%
Managed care and other discount plans	20.0%	21.7%
Other third-party payors	2.3%	2.2%
Patients	1.0%	1.1%
Other income	2.1%	1.2%
Total	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by HHS. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, low-cost providers. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business, of the 2010 Form 10-K.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three months ended March 31, 2011 and 2010, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2011	2010	2011 vs. 2010
	(In Millions)
Net operating revenues	$538.1	$491.0	9.6%
Operating expenses:
Salaries and benefits	259.1	241.9	7.1%
Other operating expenses	76.7	66.9	14.6%
General and administrative expenses	26.9	26.3	2.3%
Supplies	29.9	28.3	5.7%
Depreciation and amortization	20.3	18.3	10.9%
Occupancy costs	12.3	11.6	6.0%
Provision for doubtful accounts	5.4	6.9	(21.7%)
Loss on disposal of assets	0.2	-	N/A
Professional fees—accounting, tax, and legal	3.8	2.9	31.0%
Total operating expenses	434.6	403.1	7.8%
Loss on early extinguishment of debt	-	0.3	(100.0%)
Interest expense and amortization of debt discounts and fees	35.1	30.5	15.1%
Other income	(0.6)	(0.7)	(14.3%)
Loss on interest rate swaps	-	4.3	(100.0%)
Equity in net income of nonconsolidated affiliates	(2.5)	(2.6)	(3.8%)
Income from continuing operations
before income tax (benefit) expense	71.5	56.1	27.5%
Provision for income tax (benefit) expense	(5.6)	2.5	(324.0%)
Income from continuing operations	77.1	53.6	43.8%
Income (loss) from discontinued operations, net of tax	14.4	(3.1)	(564.5%)
Net income	91.5	50.5	81.2%
Less: Net income attributable to noncontrolling interests	(11.7)	(9.8)	19.4%
Net income attributable to HealthSouth	$79.8	$40.7	96.1%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2011	2010
Salaries and benefits	48.2%	49.3%
Other operating expenses	14.3%	13.6%
General and administrative expenses	5.0%	5.4%
Supplies	5.6%	5.8%
Depreciation and amortization	3.8%	3.7%
Occupancy costs	2.3%	2.4%
Provision for doubtful accounts	1.0%	1.4%
Loss on disposal of assets	Nil	0.0%
Professional fees—accounting, tax, and legal	0.7%	0.6%
Total	80.8%	82.1%

Additional information regarding our operating results for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	(In Millions)
Net patient revenue—inpatient	$493.4	$451.8
Net patient revenue—outpatient and other revenues	44.7	39.2
Net operating revenues	$538.1	$491.0

	(Actual Amounts)
Discharges	29,996	27,998
Outpatient visits	239,902	255,445
Average length of stay	14.1 days	14.6 days
Occupancy %	69.7%	69.2%
# of licensed beds	6,764	6,563
Full-time equivalents*	15,949	15,416

*
Excludes 397 and 394 full-time equivalents for the three months ended March 31, 2011 and 2010, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals open throughout both the full current periods and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.

 Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 2.1% and 1.2% of consolidated Net operating revenues for the three months ended March 31, 2011 and 2010, respectively. See below for discussion of state provider taxes included in other revenues in the first quarter of 2011.

Net patient revenue from our hospitals was 9.2% higher for the three months ended March 31, 2011 than the three months ended March 31, 2010. This increase was attributable to a 7.1% increase in patient discharges and a 1.9% increase in net patient revenue per discharge. Discharge growth included a 4.5% increase in same-store discharges (against soft volume growth in the first quarter of 2010), with the remainder coming from hospitals opened or acquired in the prior 12 months. Net patient revenue per discharge increased quarter over quarter primarily due to pricing adjustments from Medicare (see discussion of the pricing changes that are part of the 2011 Rule included in the “Executive Overview – Key Challenges” section above) and managed care payors.

Other revenues in the first quarter of 2011 included the receipt of state provider tax refunds. A number of states in which we operate hospitals assess a provider tax to certain healthcare providers. Those tax revenues at the state level are generally matched by federal funds. In order to induce healthcare providers to serve low income patients, many states redistribute a substantial portion of these funds back to the various providers. These redistributions are based on different metrics than those used to assess the tax, and are thus in different amounts and proportions than the initial tax assessment. As a result, some providers receive a net benefit while others experience a net expense.

After receiving final approval from CMS on its amended state plan relative to these taxes, the state of Pennsylvania notified us in March 2011 of the specific provider tax refund to be issued for the period from July 1, 2010 through March 31, 2011. Upon receiving this information from Pennsylvania, we recorded $5.1 million of state provider tax refunds (offset by $0.8 million and $3.2 million of state provider tax expenses included in inpatient revenue and Other operating expenses, respectively) as part of outpatient and other revenues in the three months ended March 31, 2011.

Excluding the state provider tax refunds discussed above, outpatient and other revenues increased quarter over quarter. While outpatient volumes declined quarter over quarter due primarily to the closure of outpatient satellite clinics in prior periods, the number of home health visits included in these volume metrics increased quarter over quarter. Because home health visits receive a higher reimbursement rate per visit, we experienced an improvement in our net outpatient revenue per visit which offset the decrease in volume.

As discussed above, we received a market basket update of 2.5% under the 2011 Rule effective October 1, 2010. However, this market basket update was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the three months ended March 31, 2011 and 2010, our EPOB was 3.40 and 3.41, respectively, or a quarter over quarter improvement of 0.3%.

Salaries and benefits increased quarter over quarter primarily due to an increase in the number of full-time equivalents as a result of our 2010 development activities, an approximate 2% merit increase provided to employees on October 1, 2010, and increased volumes. Salaries and benefits as a percent of Net operating revenues were positively impacted by increased volumes, continued improvement in labor productivity, and the inclusion of state provider tax refunds in our revenue base.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, insurance, professional fees, and repairs and maintenance.

Other operating expenses increased quarter over quarter primarily as a result of increased patient volumes. Other operating expenses in the first quarter of 2011 also included $3.2 million of expenses associated with Pennsylvania state provider taxes, as discussed above. Excluding the expenses associated with these taxes, Other operating expenses remained relatively flat as a percent of Net operating revenues.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

General and administrative expenses as a percent of Net operating revenues decreased quarter over quarter primarily as a result of effective expense management and our increasing revenue base.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense increased quarter over quarter as a direct result of our increased volumes in the first quarter of 2011. Supplies expense decreased as a percent of Net operating revenues quarter over quarter due to our supply chain efforts and our continual focus on monitoring and actively managing pharmaceutical costs, as well as our increasing revenue base.

Depreciation and Amortization

 Depreciation and amortization increased quarter over quarter primarily as a result of increased capital expenditures and acquisitions in 2010. As we continue to grow and expand our inpatient rehabilitation business, we expect our depreciation and amortization charges to increase going forward.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs increased quarter over quarter as a result of our development activities in 2010. Occupancy costs decreased as a percent of Net operating revenues quarter over quarter due primarily to our increasing revenue base.

Provision for Doubtful Accounts

As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We appeal most of these denials and have experienced a strong success rate for claims that have completed the appeal process. While our success rate is a positive reflection of the medical necessity of the applicable patients, the appeal process can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of our appeals. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age of the receivables under appeal as part of our Provision for doubtful accounts.

The timing of these denials and related appeal process creates volatility in our Provision for doubtful accounts. As claims are denied and the related receivables age during the appeal process, our Provision for doubtful accounts increases as a percent of Net operating revenues. When Medicare contractors cease denials and our recoveries of previously denied claims exceed the dollar value of new claims added to our outstanding receivables balance, our Provision for doubtful accounts decreases as a percent of Net operating revenues. The decrease in the Provision for doubtful accounts as a percent of Net operating revenues quarter over quarter is primarily the result of continued collection efforts offset by the timing and aging of these denials. In addition, we continue to benefit from the enhancements we made to our processes around the capture and recovery of Medicare-related bad debts.

During the first quarter of 2011, we experienced an increase in denials of certain diagnosis codes. As these denials age, we expect to experience an increase in our Provision for doubtful accounts as a percent of Net operating revenues in subsequent quarters.

Professional Fees—Accounting, Tax, and Legal

Professional fees—accounting, tax, and legal for the three months ended March 31, 2011 and 2010 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues.

Interest Expense and Amortization of Debt Discounts and Fees

The increase in Interest expense and amortization of debt discounts and fees quarter over quarter was due primarily to an increase in our average interest rate. Our average interest rate was 8.9% during the first quarter of 2011 compared to an average rate of 7.0% during the first quarter of 2010. Our average interest rate increased as a result of our October 2010 refinancing transactions in which we replaced our variable-rate senior secured term loan with higher fixed-rate senior unsecured notes. This increase was partially offset due to lower average borrowings resulting from debt reductions throughout 2010 (see Note 3, Long-term Debt, included in Part I, Item 1, Financial

Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K).

Loss on Interest Rate Swaps

Our Loss on interest rate swaps represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that were not designated as hedges. As discussed in Note 4, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, both of our interest rate swaps not designated as hedges expired in March 2011. The last interest rate set date for these swaps was December 10, 2010. At that time, we accrued the final net settlement payments for these swaps. Therefore, we did not record any losses related to these swaps in the first quarter of 2011. The net loss recorded during the three months ended March 31, 2010 represented the change in the market’s expectations for interest rates over the remaining term of the swap agreements.

During the three months ended March 31, 2011 and 2010, we made net cash settlement payments of $10.9 million and $11.9 million, respectively, to our counterparties.

Income from Continuing Operations Before Income Tax (Benefit) Expense

The increase in our Income from continuing operations before income tax (benefit) expense quarter over quarter resulted from increased Net operating revenues and effective expense management.

Provision for Income Tax (Benefit) Expense

Due to our significant federal net operating loss carryforwards, we do not expect to pay significant federal cash income taxes for up to 10 years. We currently estimate our cash income tax expense to be approximately $7 million to $10 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the first quarter of 2011, cash income tax expense was $2.6 million.

Our Provision for income tax benefit of $5.6 million for the three months ended March 31, 2011 was comprised of: (1) estimated income tax expense of approximately $23 million based on the application of our estimated effective blended federal and state income tax rate of 39.1% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $5 million.

Our Provision for income tax expense of $2.5 million for the three months ended March 31, 2010 primarily included the following: (1) current income tax expense of $2.1 million attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, alternative minimum tax expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (2) deferred income tax expense of $0.4 million attributable to increases in basis differences of certain indefinite-lived assets.

See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 19, Income Taxes, to the consolidated financial statements accompanying the 2010 Form 10-K.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period. These amounts increased quarter over quarter due primarily to bed additions at partnership hospitals in 2010.

Results of Discontinued Operations

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Net operating revenues	$25.0	$0.9
Costs and expenses	1.1	2.7
Impairments	1.3	0.6
Income (loss) from discontinued operations	22.6	(2.4)
Loss on disposal of assets of discontinued operations	-	(0.9)
Income tax (expense) benefit	(8.2)	0.2
Income (loss) from discontinued operations, net of tax	$14.4	$(3.1)

As discussed in Note 9, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the three months ended March 31, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.

During the three months ended March 31, 2011 and 2010, we recorded impairment charges of $1.3 million and $0.6 million, respectively, related to the Dallas Medical Center (closed in October 2008). We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included an offer we received from a third party to acquire the assets and third-party appraisals.

Income tax expense recorded as part of our results of discontinued operations during the first quarter of 2011 primarily related to the Delaware Settlement.

See also Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.

The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital and credit markets and general business environment. Maintaining flexibility in our capital structure includes reducing our refinancing risks, allowing for debt prepayments with excess cash flows, and ensuring our credit agreement is limited in restrictive terms that might prevent us from taking advantage of development opportunities.

Consistent with these objectives, and as previously disclosed, during October 2010, we completed a public offering of $275 million in aggregate principal amount of 7.25% Senior Notes due 2018 and $250 million in aggregate principal amount of 7.75% Senior Notes due 2022. In March 2011, we completed a public offering of $120 million aggregate principal amount of senior notes, which included an additional $60 million of our 7.25% Senior Notes due 2018 at 103.25% of the principal amount and an additional $60 million of our 7.75% Senior Notes due 2022 at 103.50% of the principal amount. We used approximately $45 million of the net proceeds from the offering of these additional notes to repay a portion of the amounts outstanding under our revolving credit facility. We intend to use the remainder of these proceeds, included in Cash and cash equivalents in our condensed consolidated balance sheet as of March 31, 2011, to redeem a portion of our 10.75% Senior Notes due 2016 when they become callable in June of this year.

In addition, in October 2010, we also replaced our existing credit agreement with a new credit agreement that matures in 2015 and provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. At closing, we drew $100 million on the new revolving credit facility and used it, along with available cash, to repay all remaining amounts outstanding under the former term loan facility.

Finally, in March 2011, we made the final cash settlement payments related to our two interest rate swaps that were not designated as hedging instruments.

As a result of the above transactions, we improved our overall debt profile by extending debt maturities and reducing floating interest rate exposure. In addition, and as discussed above, in June of this year, we expect to call for the redemption of $285 million of our 10.75% Senior Notes due 2016, with this amount excluding any premium associated with the call. We will utilize a combination of (1) cash on hand, which includes the remaining proceeds from our March 2011 debt offering, and (2) availability under our credit facility for this redemption.

Current Liquidity

As of March 31, 2011, we had $141.0 million in Cash and cash equivalents. This amount excludes $26.5 million in Restricted cash (included in Other current assets in our condensed consolidated balance sheet) and $45.4 million of restricted marketable securities ($22.9 million included in Other current assets and $22.5 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. During the first quarter of 2011, we continued to generate strong cash flows from operations. We also continued to successfully negotiate with certain of our external partners to release restrictions placed on the joint ventures’ cash which allows us to manage and control the use of the joint ventures’ cash (see Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2010 Form 10-K). In addition, Cash and cash equivalents as of March 31, 2011 includes approximately $77 million of the net cash proceeds associated with the March 2011 bond offering discussed above. As also discussed above, we intend to use this cash to redeem a portion of our 10.75% Senior Notes due 2016 in June of this year.

In addition to Cash and cash equivalents, as of March 31, 2011, we had approximately $440 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains financial covenants that include a leverage ratio and an interest coverage ratio. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2011, the maximum leverage ratio requirement per our credit agreement was 5.0x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.

As of March 31, 2011, we have scheduled principal payments of $10.2 million and $14.3 million in the remainder of 2011 and 2012, respectively, related to long-term debt obligations (see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face near-term refinancing risk, as our revolving credit facility does not mature until 2015, and the majority of our bonds are not due until 2016 and beyond.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$89.1	$84.8
Net cash used in investing activities	(23.4)	(26.2)
Net cash provided by (used in) financing activities	26.9	(22.7)
Increase in cash and cash equivalents	$92.6	$35.9

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 included $3.0 million and $6.6 million, respectively, of state income tax refunds associated with prior periods. Excluding these amounts, the increase in Net cash provided by operating activities resulted from the increase in Net operating revenues, as discussed above, and effective expense management.

Investing activities. Net cash used in investing activities during the three months ended March 31, 2010 included $7.9 million of cash provided by investing activities of discontinued operations, which primarily resulted from the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana. Excluding these proceeds, the primary contributor to the decrease in Net cash used in investing activities was the reduction of restricted cash discussed earlier in this section.

Financing activities. Net cash provided by financing activities increased quarter over quarter due to the March 2011 bond offering discussed above. See also Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Funding Commitments

We have scheduled principal payments of $10.2 million and $14.3 million in the remainder of 2011 and 2012, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, IT initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2011, we made capital expenditures of $15.3 million. During 2011, we expect to spend approximately $100 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $40 million of this budgeted amount is considered discretionary.

As discussed earlier in this report, further delevering of our balance sheet remains a top priority. Our 10.75% Senior Notes due 2016 have an initial call date of June 2011 and represent our most attractive debt repayment or refinancing opportunity. In June of this year, we expect to call for the redemption of $285 million of our 10.75% Senior Notes due 2016, with this amount excluding any premium associated with the call. We will utilize a combination of (1) cash on hand, which includes the remaining proceeds from our March debt offering, as discussed above, and (2) availability under our credit facility for this redemption.

For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, of the 2010 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K.

Adjusted EBITDA

Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures.

We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. These covenants are material terms of the credit agreement. Non-compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items have included, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2010 Form 10-K and Note 9, Settlements, and Note 10, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.

In accordance with the credit agreement, the Company has been allowed to add certain other items to the calculation of Adjusted EBITDA, and there may also be certain other deductions required. This includes Net income attributable to noncontrolling interests and interest income associated with income tax recoveries, as discussed in Note 19, Income Taxes, to the consolidated financial statements accompanying the 2010 Form 10-K. In addition, we have been allowed to add non-recurring cash gains, such as the cash proceeds from the UBS Settlement (see Note 21, Settlements, to the consolidated financial statements accompanying the 2010 Form 10-K) to the calculation of Adjusted EBITDA. As these adjustments may not be indicative of our ongoing performance, they have been excluded from Adjusted EBITDA presented herein.

However, Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K.

Our Adjusted EBITDA for the three months ended March 31, 2011 and 2010 was as follows (in millions):

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2011	2010
Net income	$91.5	$50.5
(Income) loss from discontinued operations, net of
tax, attributable to HealthSouth	(14.4)	3.1
Provision for income tax (benefit) expense	(5.6)	2.5
Loss on interest rate swaps	-	4.3
Interest expense and amortization of debt discounts and fees	35.1	30.5
Loss on early extinguishment of debt	-	0.3
Professional fees—accounting, tax, and legal	3.8	2.9
Net noncash loss on disposal of assets	0.2	-
Depreciation and amortization	20.3	18.3
Stock-based compensation expense	4.2	3.8
Net income attributable to noncontrolling interests	(11.7)	(9.8)
Adjusted EBITDA	$123.4	$106.4

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$89.1	$84.8
Provision for doubtful accounts	(5.4)	(6.9)
Professional fees—accounting, tax, and legal	3.8	2.9
Interest expense and amortization of debt discounts and fees	35.1	30.5
Equity in net income of nonconsolidated affiliates	2.5	2.6
Net income attributable to noncontrolling interests in continuing operations	(11.7)	(9.8)
Amortization of debt discounts and fees	(1.2)	(1.7)
Distributions from nonconsolidated affiliates	(2.7)	(2.1)
Current portion of income tax (benefit) expense	(2.2)	2.1
Change in assets and liabilities	9.9	0.7
Change in government, class action, and related settlements	4.3	0.8
Other operating cash used in discontinued operations	1.4	2.2
Other	0.5	0.3
Adjusted EBITDA	$123.4	$106.4

The increase in Adjusted EBITDA was due primarily to the increase in Net operating revenues discussed above, as well as effective expense management.

Off-Balance Sheet Arrangements

Other than the guarantees discussed below and in Note 5, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, there have been no material changes to the off-balance sheet arrangements described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2010 Form 10-K.

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of March 31, 2011, we were secondarily liable for 38 such guarantees. The remaining terms of these guarantees range from 2 months to 99 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $32.2 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers have agreed to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 5, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to the 2010 Form 10-K.

Since the filing of the 2010 Form 10-K, there have been no material changes to our critical accounting policies.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2011 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Information relating to certain legal proceedings in which we are involved is included in Note 9, Settlements, and Note 10, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2010 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview – Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended

March 31, 2011:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2011	130,539	$20.95	-	-
February 1 through February 28, 2011	63,658	24.21	-	-
March 1 through March 31, 2011	-	-	-	-
Total	194,197	22.02	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 6.                      Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to HealthSouth's Annual Report on Form 10-K filed with the SEC on June 27, 2005)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth's Currrent Report on Form 8-K filed on October 31, 2006)

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009, (incorporated by reference to Exhibit 3.3 to HealthSouth's Quarterly Report on Form 10-Q filed on November 4, 2009)

3.4	Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth's Current Report on Form 8-K filed on March 9, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 2, 2011

EXHIBIT INDEX

No.	Description

3.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to HealthSouth's Annual Report on Form 10-K filed with the SEC on June 27, 2005)

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth's Currrent Report on Form 8-K filed on October 31, 2006)

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of October 30, 2009, (incorporated by reference to Exhibit 3.3 to HealthSouth's Quarterly Report on Form 10-Q filed on November 4, 2009)

3.4	Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth's Current Report on Form 8-K filed on March 9, 2006).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document