Form 10-Q
period 2011-06-30
HEALTHSOUTH CORP
filed 2011-08-04
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The registrant had 95,285,083 shares of common stock outstanding, net of treasury shares, as of July 27, 2011.

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

•
changes in the regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction, and related increases in the costs of complying with such changes;

•	changes or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;

•	increased costs of regulatory compliance and compliance monitoring in the healthcare industry, including the costs of investigating and defending asserted claims, whether meritorious or not;

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

•	any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings involving us;

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	our ability to attract and retain key management personnel; and

•	general conditions in the economy and capital markets.

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Millions, Except Per Share Data)

Net operating revenues	$505.1	$467.3	$1,011.1	$925.9
Operating expenses:
Salaries and benefits	241.6	226.2	485.6	452.5
Other operating expenses	75.4	70.8	146.3	132.0
General and administrative expenses	27.4	26.7	54.3	53.0
Supplies	26.2	25.0	52.0	49.2
Depreciation and amortization	19.6	17.8	39.1	35.3
Occupancy costs	12.1	10.7	23.7	21.6
Provision for doubtful accounts	5.0	5.2	9.8	11.1
Loss on disposal of assets	1.0	0.4	1.1	0.4
Government, class action, and related settlements	(10.6)	-	(10.6)	-
Professional fees—accounting, tax, and legal	8.4	5.7	12.2	8.6
Total operating expenses	406.1	388.5	813.5	763.7
Loss on early extinguishment of debt	26.1	0.1	26.1	0.4
Interest expense and amortization of debt discounts and fees	34.9	30.1	70.0	60.6
Other income	(0.7)	(1.4)	(1.3)	(2.1)
(Gain) loss on interest rate swaps	-	(0.3)	-	4.0
Equity in net income of nonconsolidated affiliates	(3.2)	(2.6)	(5.7)	(5.2)
Income from continuing operations before income tax
expense (benefit)	41.9	52.9	108.5	104.5
Provision for income tax expense (benefit)	11.2	(1.3)	3.8	1.1
Income from continuing operations	30.7	54.2	104.7	103.4
Income from discontinued operations, net of tax	1.6	3.3	19.1	4.6
Net income	32.3	57.5	123.8	108.0
Less: Net income attributable to noncontrolling interests	(10.4)	(10.2)	(22.1)	(20.0)
Net income attributable to HealthSouth	21.9	47.3	101.7	88.0
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(13.0)	(13.0)
Net income attributable to HealthSouth
common shareholders	$15.4	$40.8	$88.7	$75.0
Weighted average common shares outstanding:
Basic	93.3	92.8	93.2	92.7
Diluted	109.5	108.2	109.3	108.2

Basic and diluted earnings per common share:
Income from continuing operations attributable
to HealthSouth common shareholders	$0.14	$0.40	$0.74	$0.76
Income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.03	0.04	0.21	0.05
Net income attributable to HealthSouth
common shareholders	$0.17	$0.44	$0.95	$0.81

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$19.4	$43.9	$81.6	$83.4
Income from discontinued operations, net of tax	2.5	3.4	20.1	4.6
Net income attributable to HealthSouth	$21.9	$47.3	$101.7	$88.0

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Millions)
COMPREHENSIVE INCOME
Net income	$32.3	$57.5	$123.8	$108.0
Other comprehensive income (loss), net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.2	-	0.9	0.6
Reclassifications to net income	-	-	(0.5)	(1.3)
Net change in unrealized loss on forward-starting interest
rate swaps:
Unrealized net holding loss arising during the period	-	(2.6)	-	(4.7)
Other comprehensive income (loss) before income taxes	0.2	(2.6)	0.4	(5.4)
Provision for income tax benefit related to other comprehensive
income (loss) items	-	1.4	-	1.4
Other comprehensive income (loss), net of tax	0.2	(1.2)	0.4	(4.0)
Comprehensive income	32.5	56.3	124.2	104.0
Comprehensive income attributable to noncontrolling interests	(10.4)	(10.2)	(22.1)	(20.0)
Comprehensive income attributable to
HealthSouth	$22.1	$46.1	$102.1	$84.0

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$60.3	$48.3
Accounts receivable, net of allowance for doubtful accounts of
$21.5 in 2011; $22.7 in 2010	212.8	206.7
Other current assets	155.4	151.2
Total current assets	428.5	406.2
Property and equipment, net	642.5	642.6
Goodwill	420.3	420.3
Intangible assets, net	45.1	48.8
Deferred income tax assets	662.7	679.3
Other long-term assets	178.3	174.9
Total assets	$2,377.4	$2,372.1

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$45.4	$44.6
Accrued expenses and other current liabilities	273.7	314.7
Total current liabilities	319.1	359.3
Long-term debt, net of current portion	1,440.1	1,496.8
Other long-term liabilities	134.2	130.8
	1,893.4	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	387.4
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	13.5	(85.2)
Noncontrolling interests	83.1	83.0
Total shareholders’ equity (deficit)	96.6	(2.2)
Total liabilities and shareholders’ equity (deficit)	$2,377.4	$2,372.1

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Six Months Ended June 30, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	-	-	-	101.7	-	-	22.1	123.8	$123.8
Other comprehensive income, net of tax	-	-	-	-	0.4	-	-	0.4	0.4
Comprehensive income									$124.2
Issuance of restricted stock	1.9	-	-	-	-	-	-	-
Forfeiture of restricted stock	(0.1)	-	1.7	-	-	(1.7)	-	-
Receipt of treasury stock	(0.2)	-	-	-	-	(4.3)	-	(4.3)
Dividends declared on convertible
perpetual preferred stock	-	-	(13.0)	-	-	-	-	(13.0)
Stock-based compensation	-	-	9.5	-	-	-	-	9.5
Stock options exercised	0.2	-	4.4	-	-	-	-	4.4
Distributions declared	-	-	-	-	-	-	(20.2)	(20.2)
Other	0.1	-	-	-	-	-	(1.8)	(1.8)
Balance at end of period	95.3	$1.0	$2,876.1	$(2,716.7)	$0.9	$(147.8)	$83.1	$96.6

	Six Months Ended June 30, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	88.0	-	-	20.0	108.0	$108.0
Other comprehensive loss, net of tax	-	-	-	-	(4.0)	-	-	(4.0)	(4.0)
Comprehensive income									$104.0
Forfeiture of restricted stock	(0.1)	-	2.5	-	-	(2.5)	-	-
Receipt of treasury stock	(0.1)	-	-	-	-	(1.5)	-	(1.5)
Dividends declared on convertible
perpetual preferred stock	-	-	(13.0)	-	-	-	-	(13.0)
Stock-based compensation	-	-	7.8	-	-	-	-	7.8
Distributions declared	-	-	-	-	-	-	(17.0)	(17.0)
Other	0.4	-	0.4	-	-	-	(0.4)	-
Balance at end of period	93.5	$1.0	$2,877.6	$(3,629.4)	$(4.0)	$(141.5)	$79.0	$(817.3)

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In Millions)
Cash flows from operating activities:
Net income	$123.8	$108.0
Income from discontinued operations	(19.1)	(4.6)
Adjustments to reconcile net income to net cash provided by
operating activities—
Provision for doubtful accounts	9.8	11.1
Provision for government, class action, and related settlements	(10.6)	-
Depreciation and amortization	39.1	35.3
Loss on interest rate swaps	-	4.0
Loss on early extinguishment of debt	26.1	0.4
Equity in net income of nonconsolidated affiliates	(5.7)	(5.2)
Distributions from nonconsolidated affiliates	5.5	3.3
Stock-based compensation	9.5	7.8
Deferred tax expense	5.2	2.1
Other	3.0	2.9
(Increase) decrease in assets—
Accounts receivable	(15.9)	(17.1)
Other assets	(9.7)	(5.8)
Income tax refund receivable	(2.6)	4.3
Increase (decrease) in liabilities—
Accounts payable	0.8	(2.2)
Accrued interest	2.0	6.7
Other liabilities	12.6	16.2
Premium received on bond issuance	4.1	-
Premium paid on redemption of bonds	(18.0)	-
Refunds due patients and other third-party payors	(16.7)	(0.6)
Government, class action, and related settlements	6.5	(0.8)
Net cash provided by operating activities of discontinued operations	7.2	7.3
Total adjustments	52.2	69.7
Net cash provided by operating activities	156.9	173.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(35.5)	(29.1)
Acquisition of a business, net of cash acquired	-	(9.9)
Purchase of restricted investments	(7.9)	(13.3)
Proceeds from sale of restricted investments	0.6	10.0
Net change in restricted cash	5.3	18.1
Net settlements on interest rate swaps	(10.9)	(23.1)
Other	(0.5)	(0.4)
Net cash (used in) provided by investing activities of discontinued
operations	(0.3)	7.6
Net cash used in investing activities	(49.2)	(40.1)

Cash flows from financing activities:
Principal borrowings on term loan	100.0	-
Proceeds from bond issuance	120.0	-
Principal payments on debt, including pre-payments	(335.9)	(3.8)
Borrowings on revolving credit facility	190.0	-
Payments on revolving credit facility	(128.0)	-
Principal payments under capital lease obligations	(6.8)	(7.2)
Debt issue costs	(4.2)	-
Dividends paid on convertible perpetual preferred stock	(13.0)	(13.0)
Distributions paid to noncontrolling interests of
consolidated affiliates	(22.2)	(18.3)
Other	4.3	0.9
Net cash used in financing activities	(95.8)	(41.4)

Increase in cash and cash equivalents	11.9	91.6
Cash and cash equivalents at beginning of period	48.3	80.7
Cash and cash equivalents of facilities held for sale
at beginning of period	0.1	0.3
Less: Cash and cash equivalents of facilities held for
sale at end of period	-	-
Cash and cash equivalents at end of period	$60.3	$172.6

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest owner and operator of inpatient rehabilitation hospitals in the United States. We operate inpatient rehabilitation hospitals and provide treatment on both an inpatient and outpatient basis. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context.

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

Reclassifications—

On May 17, 2011, we entered into a definitive agreement with certain subsidiaries of LifeCare Holdings, Inc. (collectively, the “Buyer”), pursuant to which we agreed to sell, and the Buyer agreed to acquire, substantially all of the assets of all six of our long-term acute care hospitals (“LTCHs”) for approximately $120 million, consisting of cash and retained working capital. On July 21, 2011, HealthSouth and the Buyer amended the definitive agreement to remove HealthSouth Hospital of Houston (the “Houston LTCH”) from the sale transaction and reduce the aggregate purchase price by $2.5 million to $117.5 million. HealthSouth expects to close the Houston LTCH in the third quarter of 2011 and sell the associated real estate.

Accordingly, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs as held for sale. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

The transaction to sell five of our LTCHs was completed on August 1, 2011. See Note 7, Assets Held for Sale and Results of Discontinued Operations.

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

In May 2011, our shareholders approved the Amended and Restated 2008 Equity Incentive Plan, which reserves and provides for the grant of up to 9.0 million shares of common stock.

Recent Accounting Pronouncements—

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We implemented this guidance effective with our reporting as of and for the three and six months ended June 30, 2010 by moving our condensed consolidated statements of comprehensive income to immediately follow our condensed consolidated statements of operations. This guidance had no other impact on the Company.

In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities. This standard retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB’s revenue recognition project. However, this standard requires the Provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This standard also requires enhanced disclosures of significant changes in estimates related to patient bad debts. While this standard will have no net impact on our financial position, results of operations, or cash flows, it will require us to reclassify our Provision for doubtful accounts from operating expenses to a component of Net operating revenues beginning with the first quarter of 2012, with retrospective application required.

Since the filing of the 2010 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates

As of June 30, 2011 and December 31, 2010, we had $30.5 million and $30.7 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 15 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net operating revenues	$21.2	$20.2	$41.6	$40.3
Operating expenses	(12.7)	(13.1)	(25.8)	(26.0)
Income from continuing operations, net of tax	7.0	5.9	12.6	11.8
Net income	7.0	5.9	12.6	11.8

3.	Long-term Debt

Our long-term debt outstanding consists of the following (in millions):

	June 30,	December 31,
	2011	2010
Credit Agreement—
Advances under $500 million revolving credit facility	$140.0	$78.0
Term loan facility	100.0	-
Bonds payable—
10.75% Senior Notes due 2016	164.0	495.5
7.25% Senior Notes due 2018	336.8	275.0
8.125% Senior Notes due 2020	285.6	285.5
7.75% Senior Notes due 2022	312.0	250.0
Other bonds payable	1.8	1.8
Other notes payable	36.1	36.4
Capital lease obligations	82.2	89.1
	1,458.5	1,511.3
Less: Current portion	(18.4)	(14.5)
Long-term debt, net of current portion	$1,440.1	$1,496.8

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2011	$9.3	$9.3
2012	19.3	19.3
2013	18.1	18.1
2014	16.7	16.7
2015	17.3	17.3
2016	379.8	378.3
Thereafter	1,000.0	999.5
Total	$1,460.5	$1,458.5

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

Net proceeds from this offering were approximately $122 million. We used approximately $45 million of the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility. In June 2011, the remainder of the net proceeds were used to redeem a portion of our 10.75% Senior Notes due 2016, as discussed below.

On May 10, 2011, we amended and restated in its entirety our existing credit agreement, dated October 26, 2010 (the “2011 Credit Agreement”). The parties to the 2011 Credit Agreement did not change as a result of this amendment and restatement. The following is a summary of the material provisions of the 2011 Credit Agreement that changed as a result of this amendment and restatement:

•
It created, under the pre-existing accordion feature, a $100 million term loan with an initial interest rate of LIBOR plus 2.5%, maturing in May 2016. The 2011 Credit Agreement continues to permit future increases in revolving borrowing capacity or new term loans, or both, in an aggregate amount not to exceed $200 million. In June 2011, the net proceeds from the term loan were used to redeem a portion of our 10.75% Senior Notes due 2016, as discussed below.

•
It reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility, depending on the leverage ratio (as defined in the 2011 Credit Agreement) during a given interest rate period.

•	It reset the maturity date for the existing revolving credit facility from October 2015 to May 2016.

All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. The 2011 Credit Agreement continues to provide for a senior secured revolving credit facility of up to $500 million with a new current interest rate of LIBOR plus 2.5%, including a $260 million letter of credit subfacility. The new term loan will amortize quarterly at a per annum rate of 5% through June 30, 2013, then at 7.5% through June 30, 2014, and then at 10% through March 31, 2016.

On June 15, 2011, we completed a call of $335 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011. As a result of this redemption, we recorded a $26.1 million Loss on early extinguishment of debt during the three and six months ended June 30, 2011.

The remainder of our 10.75% Senior Notes due 2016 will be redeemed in the third quarter of 2011 using the proceeds from the sale of five of our LTCHs (See Note 1, Basis of Presentation, “Reclassifications,” and Note 7, Assets Held for Sale and Results of Discontinued Operations), cash on hand, and availability under our revolving credit facility. As a result of this additional optional redemption of these notes, we expect to record an approximate $13 million Loss on early extinguishment of debt in the third quarter of 2011.

For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. See also Note 7, Assets Held for Sale and Results of Discontinued Operations.

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

These interest rate swaps were not designated as hedges. Therefore, changes in the fair value of these interest rate swaps were included in current-period earnings as (Gain) loss on interest rate swaps.

During the six months ended June 30, 2011, we made net cash settlement payments of $10.9 million to our counterparties. During the three and six months ended June 30, 2010, we made net cash settlement payments of $11.2 million and $23.1 million, respectively, to our counterparties. Having made the final payments on these swaps in March 2011, we no longer have any outstanding derivative positions.

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

As of June 30, 2011, we were secondarily liable for 35 such guarantees. The remaining terms of these guarantees ranged from one month to 96 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $29.2 million.

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

6.           Fair Value Measurements

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted
marketable securities	$22.0	$-	$22.0	$-	M
Other long-term assets:
Restricted marketable securities	23.7	-	23.7	-	M
As of December 31, 2010
Other current assets:
Current portion of restricted
marketable securities	$18.2	$-	$18.2	$-	M
June 2009 trading swap	1.2	-	1.2	-	I
Other long-term assets:
Restricted marketable securities	19.3	-	19.3	-	M
Accrued expenses and other
current liabilities:
March 2006 trading swap	(12.1)	-	(12.1)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

During the three and six months ended June 30, 2011 and 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the six months ended June 30, 2011 and 2010, we recorded impairment charges of $1.3 million and $0.6 million, respectively, as part of our results of discontinued operations. These charges related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included an offer we received from a third party to acquire the assets and third-party appraisals.

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

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$-	$-	$(12.1)	$(12.1)
June 2009 trading swap	-	-	1.2	1.2
Long-term debt:
Advances under $500 million revolving credit facility	140.0	140.0	78.0	78.0
Term Loan Facility	100.0	100.0	-	-
10.75% Senior Notes due 2016	164.0	174.9	495.5	543.2
7.25% Senior Notes due 2018	336.8	350.1	275.0	280.5
8.125% Senior Notes due 2020	285.6	311.0	285.5	311.8
7.75% Senior Notes due 2022	312.0	327.8	250.0	258.1
Other bonds payable	1.8	1.8	1.8	1.8
Other notes payable	36.1	36.1	36.4	36.4
Financial commitments:
Letters of credit	-	48.1	-	45.6

7.           Assets Held for Sale and Results of Discontinued Operations

As discussed in Note 1, Basis of Presentation, “Reclassifications,” on May 17, 2011, we entered into an agreement to sell substantially all of the assets of all six of our LTCHs. On July 21, 2011, this agreement was amended to remove the Houston LTCH from the sale transaction. HealthSouth expects to close the Houston LTCH in the third quarter of 2011 and sell the associated real estate.

Accordingly, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs as held for sale. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations. The transaction to sell five of our LTCHs was completed on August 1, 2011.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues	$29.5	$30.1	$86.5	$63.4
Costs and expenses	26.3	27.3	54.5	58.0
Impairments	-	-	1.3	0.6
Income from discontinued operations	3.2	2.8	30.7	4.8
Loss on disposal of assets of
discontinued operations	-	(0.3)	-	(1.2)
Income tax (expense) benefit	(1.6)	0.8	(11.6)	1.0
Income from discontinued operations,
net of tax	$1.6	$3.3	$19.1	$4.6

As discussed in Note 10, Settlements, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the six months ended June 30, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.

As discussed in Note 6, Fair Value Measurements, during the six months ended June 30, 2011 and 2010, we recorded impairment charges of $1.3 million and $0.6 million, respectively, as part of our results of discontinued operations.

Income tax expense recorded as part of our results of discontinued operations during the six months ended June 30, 2011 primarily related to the Delaware Settlement.

See Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information.

Assets and liabilities held for sale consist of the following (in millions):

	As of June 30, 2011	As of December 31, 2010
Assets:
Accounts receivable, net	$16.8	$18.2
Other current assets	1.3	1.6
Total current assets	18.1	19.8
Property and equipment, net	44.3	46.4
Goodwill	11.0	11.0
Long-term assets	0.4	0.4
Total long-term assets	55.7	57.8
Total assets	$73.8	$77.6
Liabilities:
Accounts payable	$3.8	$4.5
Accrued expenses and other current liabilities	6.8	7.0
Total current liabilities	10.6	11.5
Long-term liabilities	1.0	1.2
Total liabilities	$11.6	$12.7

As of June 30, 2011 and December 31, 2010, assets and liabilities held for sale primarily relate to our six LTCHs, as discussed above, as well as a hospital that was closed in 2008. Current assets and long-term assets in the above table are included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Goodwill in the above table represents an allocation of HealthSouth’s Goodwill due to the expected disposal of the LTCHs. The allocation was made based on the relative fair value of the LTCHs compared to the fair value of HealthSouth.

As a result of our decision to close the Houston LTCH, we may incur impairment charges related to the Houston LTCH in the third quarter of 2011.

8.           Income Taxes

Our Provision for income tax expense of $11.2 million for the three months ended June 30, 2011 is comprised of: (1) estimated income tax expense of approximately $12 million based on the application of our estimated effective blended federal and state income tax rate of 39.0% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) a reduction in unrecognized tax benefits due to settlements with state taxing authorities.

Our Provision for income tax expense of $3.8 million for the six months ended June 30, 2011 is comprised of: (1) estimated income tax expense of approximately $33 million based on the application of our estimated effective blended federal and state income tax rate of 39.0% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service (the “IRS”) for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $5 million.

We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2034. We assess the realization of our deferred tax assets quarterly to determine whether an adjustment to our valuation allowance is required. As a result of these assessments in prior periods, we maintained a valuation allowance against our deferred tax assets, including substantially all of these NOLs. During the fourth quarter of 2010, and as discussed in more detail in Note 19, Income Taxes, to the consolidated financial statements accompanying the 2010 Form 10-K, based on the weight of available evidence, we determined it was more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state tax jurisdictions in the future and decreased our valuation allowance by approximately $825 million to approximately $113 million as of December 31, 2010.

The $690.6 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2011 ($27.9 million included in Other current assets) reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2011, we maintained a valuation allowance of approximately $106 million due to uncertainties related to our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. During the first quarter of 2011, we reduced our valuation allowance associated with certain capital losses by approximately $7 million primarily as a result of our settlement with the IRS for tax years 2007 and 2008, as discussed above. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

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

Our Provision for income tax benefit of $1.3 million for the three months ended June 30, 2010 includes the following: (1) current income tax expense of $2.9 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $5.9 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $1.7 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $1.1 million for the six months ended June 30, 2010 includes the following: (1) current income tax expense of $5.5 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, AMT expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $6.5 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $2.1 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Total remaining gross unrecognized tax benefits were $12.6 million as of December 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2010 was $1.1 million. The amount of unrecognized tax benefits changed during the three and six months ended June 30, 2011 due to the settlement of federal income tax claims with the IRS for tax years 2007 and 2008 and the lapse of the applicable statute of limitations for certain federal and state claims. Total remaining gross unrecognized tax benefits were $8.5 million as of June 30, 2011, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of June 30, 2011 was $0.1 million.

A reconciliation of the change in our unrecognized tax benefits from December 31, 2010 to June 30, 2011 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2010	$12.6	$1.1
Gross amount of increases in unrecognized tax
benefits related to prior periods	23.5	-
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(24.4)	-
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(3.2)	(1.0)
Balance at June 30, 2011	$8.5	$0.1

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2011, we recorded $0.3 million and $1.8 million, respectively, of net interest income as part of our income tax provision. For the three and six months ended June 30, 2010, we recorded $1.7 million and $1.8 million, respectively, of net interest income as part of our income tax provision. Total accrued interest income was $0.4 million and $0.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

9.	Earnings per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$30.7	$54.2	$104.7	$103.4
Less: Net income attributable to noncontrolling
interests included in continuing operations	(11.3)	(10.3)	(23.1)	(20.0)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(13.0)	(13.0)
Income from continuing operations attributable
to HealthSouth common shareholders	12.9	37.4	68.6	70.4
Income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	2.5	3.4	20.1	4.6
Net income attributable to HealthSouth
common shareholders	$15.4	$40.8	$88.7	$75.0

Denominator:
Basic weighted average common shares outstanding	93.3	92.8	93.2	92.7
Diluted weighted average common shares outstanding	109.5	108.2	109.3	108.2

Basic and diluted earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$0.14	$0.40	$0.74	$0.76
Income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.03	0.04	0.21	0.05
Net income attributable to HealthSouth
common shareholders	$0.17	$0.44	$0.95	$0.81

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three and six months ended June 30, 2011, the number of potential shares approximated 16.2 million and 16.1 million, respectively. For the three and six months ended June 30, 2010, the number of potential shares approximated 15.4 million and 15.5 million, respectively. For the three and six months ended June 30, 2011 and 2010, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and six months ended June 30, 2011 and 2010, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for all periods presented.

Options to purchase approximately 1.1 million and 2.0 million shares of common stock were outstanding as of June 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

 See Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

10.	Settlements

On April 4, 2011, we entered into a definitive settlement and release agreement with the state of Delaware relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. While the terms of the settlement are confidential, the amount paid to Delaware was less than the amount previously accrued and included in the line item Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2010. Accordingly, we recorded a $25.3 million pre-tax gain in connection with this settlement as part of our results of operations for the first quarter of 2011. Of this amount, $24.8 million is included in Income from discontinued operations, net of tax, as this gain primarily related to our previously divested divisions. The remainder is included in Net operating revenues in our condensed consolidated statement of operations for the six months ended June 30, 2011. See also Note 1, Summary of Significant Accounting Policies, “Refunds due Patients and Other Third-Party Payors,” to the consolidated financial statements accompanying the 2010 Form 10-K.

11.	Contingencies

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

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Alabama Supreme Court upheld the trial court’s decision in its entirety. On April 15, 2011, the Alabama Supreme Court denied Mr. Scrushy’s application for a rehearing of the Supreme Court’s initial decision. On July 12, 2011, Mr. Scrushy, appearing pro se, filed a petition for certiorari with the United States Supreme Court seeking review of certain aspects of the trial court proceedings and judgment against him. Included in his petition were objections to the derivative nature of the case, the size of the award, and the fact he was only present in the courtroom during portions of the trial when he was being examined. We cannot predict when or how the Supreme Court will rule on this motion, nor can we, at this time, predict when and to what extent this judgment can be collected. We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs’ counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy’s current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al.

While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. On May 3, 2011, the Circuit Court of Jefferson County entered an order for an initial distribution to HealthSouth. After reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative shareholder plaintiffs for property maintenance of and fees incurred to locate Mr. Scrushy’s assets and after recording a liability for the federal plaintiffs’ 25% apportionment of any net recovery from Mr. Scrushy as required under the Consolidated Securities Action settlement, we recorded a $10.6 million net gain in Government, class action, and related settlements in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 in connection with this initial cash distribution. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. In connection with those obligations, in April 2011, $4.4 million of the amounts previously collected were distributed to attorneys for the derivative shareholder plaintiffs. We recorded this cash distribution as part of Professional fees— accounting, tax, and legal in our condensed consolidated statements of operations for the three and six months ended June 30, 2011.

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

We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. The three-person arbitration panel that is adjudicating the claims and counterclaims in arbitration was selected under rules of the American Arbitration Association (the “AAA”). The trial phase of the arbitration process began on July 12, 2010 and is continuing as schedules permit. However, pursuant to an order of the AAA panel, all aspects of the arbitration are confidential. Accordingly, we will not discuss the arbitration until there is a resolution. Based on the stage of arbitration, and review of the current facts and circumstances, we do not believe there is a reasonable possibility of a loss that might result from an adverse judgment or a settlement of this case.

General Medicine Action—

On August 16, 2004, General Medicine, P.C. filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation, a former subsidiary of HealthSouth. The lawsuit is pending in the Circuit Court of Jefferson County, Alabama (the “Alabama Action”).

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

The complaint filed by General Medicine against us in the Alabama Action alleged that while Horizon/CMS was our wholly owned subsidiary and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine also alleged in its amended complaint that as Horizon’s parent we failed to observe corporate formalities in its operation and ownership of Horizon, misused its control of Horizon, stripped assets from Horizon, and engaged in other conduct which amounted to a fraud on Horizon’s creditors, including General Medicine. General Medicine has requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

In the Alabama Action, we have denied liability to General Medicine and asserted counterclaims against for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, abuse of process, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine. The Alabama Action is presently stayed subject to the outcome of the pending appeal in the Michigan Action discussed below.

In the Michigan Action, we filed a motion asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On February 25, 2010, the court ruled that no further proceedings were necessary in the Michigan Action. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. The appeal now has been fully briefed by the parties, but oral argument has not yet been scheduled. At this time, we do not know when the Court of Appeals will rule on the appeal.

The Alabama Action, the Michigan Action, and the Consent Judgment are described in more detail in Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2010 Form 10-K.

Although both the Michigan Action and the Alabama Action remain pending and it is not possible to predict the outcome of either case, we do not believe, based on the stage of litigation, prior rulings in our favor, and review of the current facts and circumstances, there is a reasonable possibility of a loss that might result from an adverse judgment or settlement of this case. We intend to vigorously defend ourselves against General Medicine’s claims and to vigorously prosecute our counterclaims against General Medicine.

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

We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On May 2, 2011, we filed our brief in the appeal of this verdict with the South Carolina Court of Appeals, and the plaintiff’s response brief is due to be filed with the court in August 2011. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in the second quarter of 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, during the third quarter of 2010, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

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

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the Office of Inspector General of the United States Department of Health and Human Services (the “HHS-OIG”) relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs. See Note 21, Settlements, “The 2007 Referral Source Settlement,” to the consolidated financial statements accompanying the 2010 Form 10-K.

On June 24, 2011, we received a document subpoena addressed to the Houston LTCH from the HHS-OIG. The subpoena is in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requests documents and materials relating to the Houston LTCH’s patient admissions, length of stay, and discharge matters. We are cooperating fully with the HHS-OIG in connection with this subpoena and are currently unable to predict the timing or outcome of this investigation. See also Note 7, Assets Held for Sale and Results of Discontinued Operations.

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

12.	Condensed Consolidating Financial Information

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.4	$362.0	$149.8	$(11.1)	$505.1
Operating expenses:
Salaries and benefits	4.6	169.8	70.6	(3.4)	241.6
Other operating expenses	10.1	49.1	21.5	(5.3)	75.4
General and administrative expenses	27.4	-	-	-	27.4
Supplies	0.3	18.5	7.4	-	26.2
Depreciation and amortization	2.4	13.0	4.2	-	19.6
Occupancy costs	1.2	9.0	4.4	(2.5)	12.1
Provision for doubtful accounts	0.1	3.5	1.4	-	5.0
Loss on disposal of assets	-	0.1	0.9	-	1.0
Government, class action, and related
settlements	(10.6)	-	-	-	(10.6)
Professional fees—accounting,
tax, and legal	8.4	-	-	-	8.4
Total operating expenses	43.9	263.0	110.4	(11.2)	406.1
Loss on early extinguishment of debt	26.1	-	-	-	26.1
Interest expense and amortization of
debt discounts and fees	32.4	2.1	0.7	(0.3)	34.9
Other income	(0.2)	-	(0.8)	0.3	(0.7)
Equity in net income of nonconsolidated
affiliates	(0.8)	(2.3)	(0.1)	-	(3.2)
Equity in net income of consolidated
affiliates	(56.9)	(2.8)	-	59.7	-
Management fees	(23.9)	18.6	5.3	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(16.2)	83.4	34.3	(59.6)	41.9
Provision for income tax (benefit)
expense	(37.3)	39.6	8.9	-	11.2
Income from continuing operations	21.1	43.8	25.4	(59.6)	30.7
Income (loss) from discontinued operations,
net of tax	0.8	1.2	(0.4)	-	1.6
Net Income	21.9	45.0	25.0	(59.6)	32.3
Less: Net income attributable to
noncontrolling interests	-	-	(10.4)	-	(10.4)
Net income attributable
to HealthSouth	$21.9	$45.0	$14.6	$(59.6)	$21.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.3	$335.5	$136.1	$(9.6)	$467.3
Operating expenses:
Salaries and benefits	5.3	158.5	65.5	(3.1)	226.2
Other operating expenses	2.1	47.3	25.8	(4.4)	70.8
General and administrative expenses	26.7	-	-	-	26.7
Supplies	0.2	17.8	7.0	-	25.0
Depreciation and amortization	2.3	11.8	3.7	-	17.8
Occupancy costs	0.6	8.0	4.1	(2.0)	10.7
Provision for doubtful accounts	0.2	3.9	1.1	-	5.2
Loss on disposal of assets	-	0.3	0.1	-	0.4
Professional fees—accounting,
tax, and legal	5.7	-	-	-	5.7
Total operating expenses	43.1	247.6	107.3	(9.5)	388.5
Loss on early extinguishment of debt	0.1	-	-	-	0.1
Interest expense and amortization of
debt discounts and fees	27.7	2.2	0.9	(0.7)	30.1
Other income	(0.3)	(0.1)	(1.7)	0.7	(1.4)
Gain on interest rate swaps	(0.3)	-	-	-	(0.3)
Equity in net income of nonconsolidated
affiliates	(0.5)	(2.0)	(0.1)	-	(2.6)
Equity in net income of consolidated
affiliates	(45.9)	(4.4)	-	50.3	-
Management fees	(22.7)	17.6	5.1	-	-
Income from continuing operations
before income tax (benefit) expense	4.1	74.6	24.6	(50.4)	52.9
Provision for income tax
(benefit) expense	(40.6)	33.2	6.1	-	(1.3)
Income from continuing operations	44.7	41.4	18.5	(50.4)	54.2
Income (loss) from discontinued operations,
net of tax	2.6	0.9	(0.3)	0.1	3.3
Net Income	47.3	42.3	18.2	(50.3)	57.5
Less: Net income attributable to
noncontrolling interests	-	-	(10.2)	-	(10.2)
Net income attributable
to HealthSouth	$47.3	$42.3	$8.0	$(50.3)	$47.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.5	$727.3	$295.6	$(22.3)	$1,011.1
Operating expenses:
Salaries and benefits	10.5	341.5	140.4	(6.8)	485.6
Other operating expenses	14.1	99.4	43.4	(10.6)	146.3
General and administrative expenses	54.3	-	-	-	54.3
Supplies	0.3	37.3	14.4	-	52.0
Depreciation and amortization	5.1	25.7	8.3	-	39.1
Occupancy costs	2.1	17.8	8.7	(4.9)	23.7
Provision for doubtful accounts	0.2	7.1	2.5	-	9.8
Loss on disposal of assets	-	0.2	0.9	-	1.1
Government, class action, and related
settlements	(10.6)	-	-	-	(10.6)
Professional fees—accounting,
tax, and legal	12.2	-	-	-	12.2
Total operating expenses	88.2	529.0	218.6	(22.3)	813.5
Loss on early extinguishment of debt	26.1	-	-	-	26.1
Interest expense and amortization of
debt discounts and fees	65.0	4.3	1.3	(0.6)	70.0
Other income	(0.3)	(0.1)	(1.5)	0.6	(1.3)
Equity in net income of nonconsolidated
affiliates	(1.6)	(4.0)	(0.1)	-	(5.7)
Equity in net income of consolidated
affiliates	(113.2)	(4.9)	-	118.1	-
Management fees	(48.1)	37.5	10.6	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(5.6)	165.5	66.7	(118.1)	108.5
Provision for income tax (benefit)
expense	(90.0)	76.8	17.0	-	3.8
Income from continuing operations	84.4	88.7	49.7	(118.1)	104.7
Income (loss) from discontinued operations,
net of tax	17.3	2.5	(0.7)	-	19.1
Net Income	101.7	91.2	49.0	(118.1)	123.8
Less: Net income attributable to
noncontrolling interests	-	-	(22.1)	-	(22.1)
Net income attributable
to HealthSouth	$101.7	$91.2	$26.9	$(118.1)	$101.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.0	$665.7	$269.4	$(19.2)	$925.9
Operating expenses:
Salaries and benefits	10.9	317.2	130.6	(6.2)	452.5
Other operating expenses	4.4	91.0	45.4	(8.8)	132.0
General and administrative expenses	53.0	-	-	-	53.0
Supplies	0.3	35.2	13.7	-	49.2
Depreciation and amortization	4.6	23.5	7.2	-	35.3
Occupancy costs	1.5	16.0	8.2	(4.1)	21.6
Provision for doubtful accounts	0.3	8.1	2.7	-	11.1
Loss on disposal of assets	-	0.4	-	-	0.4
Professional fees—accounting,
tax, and legal	8.6	-	-	-	8.6
Total operating expenses	83.6	491.4	207.8	(19.1)	763.7
Loss on early extinguishment of debt	0.4	-	-	-	0.4
Interest expense and amortization of
debt discounts and fees	55.8	4.4	1.6	(1.2)	60.6
Other income	(0.5)	(0.1)	(2.7)	1.2	(2.1)
Loss on interest rate swaps	4.0	-	-	-	4.0
Equity in net income of nonconsolidated
affiliates	(1.2)	(3.9)	(0.1)	-	(5.2)
Equity in net (income) loss of consolidated
affiliates	(94.5)	(6.5)	0.1	100.9	-
Management fees	(44.8)	34.9	9.9	-	-
Income from continuing operations
before income tax (benefit) expense	7.2	145.5	52.8	(101.0)	104.5
Provision for income tax (benefit) expense	(77.9)	65.6	13.4	-	1.1
Income from continuing operations	85.1	79.9	39.4	(101.0)	103.4
Income (loss) from discontinued operations,
net of tax	2.9	2.1	(0.5)	0.1	4.6
Net Income	88.0	82.0	38.9	(100.9)	108.0
Less: Net income attributable to
noncontrolling interests	-	-	(20.0)	-	(20.0)
Net income attributable
to HealthSouth	$88.0	$82.0	$18.9	$(100.9)	$88.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$56.0	$1.2	$3.1	$-	$60.3
Accounts receivable, net	2.9	146.7	63.2	-	212.8
Other current assets	73.7	29.8	85.8	(33.9)	155.4
Total current assets	132.6	177.7	152.1	(33.9)	428.5
Property and equipment, net	23.3	465.7	153.5	-	642.5
Goodwill	-	264.7	155.6	-	420.3
Intangible assets, net	0.4	35.1	9.6	-	45.1
Deferred income tax assets	598.3	-	64.5	(0.1)	662.7
Other long-term assets	71.0	78.1	37.4	(8.2)	178.3
Intercompany receivable	1,120.8	559.4	-	(1,680.2)	-
Total assets	$1,946.4	$1,580.7	$572.7	$(1,722.4)	$2,377.4

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9.1	$25.8	$10.5	$-	$45.4
Accrued expenses and other current liabilities	150.4	76.9	84.3	(37.9)	273.7
Total current liabilities	159.5	102.7	94.8	(37.9)	319.1
Long-term debt, net of current portion	1,340.4	78.4	25.5	(4.2)	1,440.1
Other long-term liabilities	45.6	11.0	77.6	-	134.2
Intercompany payable	-	-	1,393.3	(1,393.3)	-
	1,545.5	192.1	1,591.2	(1,435.4)	1,893.4
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' equity (deficit) :
HealthSouth shareholders' equity (deficit)	13.5	1,388.6	(1,101.6)	(287.0)	13.5
Noncontrolling interests	-	-	83.1	-	83.1
Total shareholders' equity (deficit)	13.5	1,388.6	(1,018.5)	(287.0)	96.6
Total liabilities and
shareholders' equity (deficit)	$1,946.4	$1,580.7	$572.7	$(1,722.4)	$2,377.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$45.8	$0.1	$2.4	$-	$48.3
Accounts receivable, net	0.9	148.2	57.6	-	206.7
Other current assets	48.6	33.2	69.4	-	151.2
Total current assets	95.3	181.5	129.4	-	406.2
Property and equipment, net	23.2	465.2	154.2	-	642.6
Goodwill	-	264.7	155.6	-	420.3
Intangible assets, net	0.4	37.3	11.1	-	48.8
Deferred income tax assets	604.2	9.1	66.0	-	679.3
Other long-term assets	70.5	79.2	39.4	(14.2)	174.9
Intercompany receivable	1,142.9	490.1	-	(1,633.0)	-
Total assets	$1,936.5	$1,527.1	$555.7	$(1,647.2)	$2,372.1

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$6.8	$24.9	$12.9	$-	$44.6
Accrued expenses and other current liabilities	182.6	68.9	63.2	-	314.7
Total current liabilities	189.4	93.8	76.1	-	359.3
Long-term debt, net of current portion	1,401.0	83.3	26.7	(14.2)	1,496.8
Other long-term liabilities	43.9	11.3	75.6	-	130.8
Intercompany payable	-	-	1,400.8	(1,400.8)	-
	1,634.3	188.4	1,579.2	(1,415.0)	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(85.2)	1,338.7	(1,106.5)	(232.2)	(85.2)
Noncontrolling interests	-	-	83.0	-	83.0
Total shareholders' (deficit) equity	(85.2)	1,338.7	(1,023.5)	(232.2)	(2.2)
Total liabilities and
shareholders' (deficit) equity	$1,936.5	$1,527.1	$555.7	$(1,647.2)	$2,372.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$72.1	$141.4	$62.2	$(118.8)	$156.9
Cash flows from investing activities:
Capital expenditures	(5.2)	(23.3)	(7.0)	-	(35.5)
Purchase of restricted investments	-	-	(7.9)	-	(7.9)
Proceeds from sale of restricted
investments	-	-	0.6	-	0.6
Net change in restricted cash	(0.2)	-	5.5	-	5.3
Net settlements on interest rate swaps	(10.9)	-	-	-	(10.9)
Other	-	(0.5)	-	-	(0.5)
Net cash used in investing activities of
discontinued operations	-	(0.3)	-	-	(0.3)
Net cash used in investing
activities	(16.3)	(24.1)	(8.8)	-	(49.2)
Cash flows from financing activities:
Principal borrowings on term loan	100.0	-	-	-	100.0
Proceeds from bond issuance	120.0	-	-	-	120.0
Principal payments on debt, including
pre-payments	(337.0)	(0.9)	-	2.0	(335.9)
Borrowings on revolving credit facility	190.0	-	-	-	190.0
Payments on revolving credit facility	(128.0)	-	-	-	(128.0)
Principal payments under capital lease
obligations	(0.6)	(5.1)	(1.1)	-	(6.8)
Debt issue costs	(4.2)	-	-	-	(4.2)
Dividends paid on convertible perpetual
preferred stock	(13.0)	-	-	-	(13.0)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(22.2)	-	(22.2)
Other	4.3	-	-	-	4.3
Change in intercompany advances	22.8	(110.2)	(29.4)	116.8	-
Net cash used in financing
activities	(45.7)	(116.2)	(52.7)	118.8	(95.8)
Increase in cash and cash
equivalents	10.1	1.1	0.7	-	11.9
Cash and cash equivalents at
beginning of period	45.8	0.1	2.4	-	48.3
Cash and cash equivalents of
facilities held for sale
at beginning of period	0.1	-	-	-	0.1
Less: Cash and cash equivalents of
facilities held for sale
at end of period	-	-	-	-	-
Cash and cash equivalents at end of
period	$56.0	$1.2	$3.1	$-	$60.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$110.9	$102.2	$62.6	$(102.6)	$173.1
Cash flows from investing activities:
Capital expenditures	(3.5)	(15.2)	(10.4)	-	(29.1)
Acquisition of a business, net of
cash acquired	-	(9.9)	-	-	(9.9)
Purchase of restricted investments	-	-	(13.3)	-	(13.3)
Proceeds from sale of restricted
investments	-	-	10.0	-	10.0
Net change in restricted cash	1.0	-	17.1	-	18.1
Net settlements on interest rate swaps	(23.1)	-	-	-	(23.1)
Other	(0.1)	(0.3)	-	-	(0.4)
Net cash provided by (used in) investing
activities of discontinued operations	0.5	(0.4)	7.5	-	7.6
Net cash (used in) provided
by investing activities	(25.2)	(25.8)	10.9	-	(40.1)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(5.8)	-	-	2.0	(3.8)
Principal payments under capital lease
obligations	(1.1)	(5.1)	(1.0)	-	(7.2)
Dividends paid on convertible perpetual
preferred stock	(13.0)	-	-	-	(13.0)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(18.3)	-	(18.3)
Other	0.3	-	0.6	-	0.9
Change in intercompany advances	28.0	(73.0)	(55.6)	100.6	-
Net cash provided by (used in)
financing activities	8.4	(78.1)	(74.3)	102.6	(41.4)
Increase (decrease) in cash and cash
equivalents	94.1	(1.7)	(0.8)	-	91.6
Cash and cash equivalents at
beginning of period	76.2	1.7	2.8	-	80.7
Cash and cash equivalents of
facilities held for sale
at beginning of period	0.1	-	0.2	-	0.3
Cash and cash equivalents at end of
period	$170.4	$-	$2.2	$-	$172.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and provide treatment on both an inpatient and outpatient basis. As of June 30, 2011, we operated 97 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 29 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 26 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. See also the “Reclassifications” section below for a discussion of our six freestanding long-term acute care hospitals (“LTCHs”).

Our core business is providing inpatient rehabilitative services. We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize the latest in technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes. As part of our continuous efforts to provide high-quality care, we have entered into an agreement with Cerner to begin a company-wide implementation of an electronic clinical information system beginning in 2012.

In the three months ended June 30, 2011, discharge growth of 6.1% coupled with a 2.6% increase in net patient revenue per discharge generated 8.8% growth in net patient revenue from our hospitals compared to the same period of 2010. Our discharge growth included a 3.5% increase in same-store discharges quarter over quarter, with the remainder coming from hospitals opened or acquired in the prior 12 months. This revenue growth coupled with continued disciplined expense management resulted in an increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2010 Form 10-K) of 27.8% quarter over quarter. Operating earnings for the three months ended June 30, 2011 also includes a $10.6 million gain related to Government, class action, and related settlements, as discussed below.

In the six months ended June 30, 2011, discharge growth of 6.9% coupled with a 2.3% increase in net patient revenue per discharge generated 9.4% growth in net patient revenue from our hospitals compared to the same period of 2010. Discharge growth during the first six months of 2011 included a 4.2% increase in same-store discharges compared to the same period of 2010, with the remainder coming from hospitals opened or acquired in the prior 12 months. Operating earnings increased 22.3% period over period due to the same reasons discussed above for the quarter-over-quarter increase. Net cash provided by operating activities was $156.9 million for the six months ended June 30, 2011 compared to $173.1 million for the same period of 2010. Net cash provided by operating activities for the six months ended June 30, 2011 included cash payments associated with our capital structure enhancements (as discussed below and in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) and a settlement discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this item for additional information.

Further delevering and strengthening of our balance sheet remains a priority for us in 2011. We anticipate further delevering as a result of our continued growth in Adjusted EBITDA (see the “Liquidity and Capital Resources” section of this item), as well as further reductions to our long-term debt, especially our 10.75% Senior Notes. As discussed later in this Item, our 2011 capital structure enhancements have thus far included the redemption in June 2011 of $335 million of our 10.75% Senior Notes due 2016.

Our development efforts continue to yield positive results. Specifically:

•
In March 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Marion County, Florida. Construction on this 40-bed hospital is expected to begin in the fourth quarter of 2011.

•
On May 3, 2011, we entered into a definitive agreement to purchase substantially all of the assets of Drake Center’s inpatient rehabilitation services located in Cincinnati, Ohio and sublease space for the operation of a 38-bed inpatient rehabilitation hospital that will be fully owned and operated by HealthSouth. HealthSouth Rehabilitation Hospital at Drake will remain on Drake’s campus and is expected to be fully operational in the fourth quarter of 2011.

In addition, we continue to pursue, through the certificate of need process, new hospital development in Alabama, Florida, Delaware, Georgia, and Tennessee. As we continue to grow our Adjusted EBITDA and our leverage continues to improve, we expect to enhance and accelerate our development strategy and are targeting the addition of four to six de novos to our hospital portfolio each year beginning in 2012.

We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages, and we believe this market factor aligns with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. We also believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by building new hospitals in these markets. For additional discussion of our strategy and business outlook, see the “Business Outlook” section below.

Reclassifications

On May 17, 2011, we entered into a definitive agreement with certain subsidiaries of LifeCare Holdings, Inc. (collectively, the “Buyer”), pursuant to which we agreed to sell, and the Buyer agreed to acquire, substantially all of the assets of all six of our LTCHs for approximately $120 million, consisting of cash and retained working capital. On July 21, 2011, HealthSouth and the Buyer amended the definitive agreement to remove HealthSouth Hospital of Houston (the “Houston LTCH”) from the sale transaction and reduce the aggregate purchase price by $2.5 million to $117.5 million. HealthSouth expects to close the Houston LTCH in the third quarter of 2011 and sell the associated real estate.

Accordingly, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs as held for sale. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

The transaction to sell five of our LTCHs was completed on August 1, 2011. See Note 7, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Litigation By and Against Former Independent Auditor

As discussed in Note 11, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association require that all aspects of the arbitration remain confidential. While we had hoped this arbitration process would be completed in the second half of 2011, significant scheduling conflicts will limit the number of hearings in the third and fourth quarters of 2011 and will push the proceedings into next year. Since the beginning of the arbitration in July 2010, there have been approximately 15 weeks of hearings, generally in four-day blocks of time. Going forward, the arbitrators have scheduled approximately ten additional weeks through April 2012. Despite scheduling issues and the fact the arbitration is taking longer than expected, we remain confident in our claims and are committed to aggressively and diligently pursuing them to conclusion.

Key Challenges

Over the past few years, we have focused on delevering, strengthening our balance sheet, growing organically (i.e., growing our core business through means other than acquisitions), and pursuing acquisitions of competitor inpatient rehabilitation facilities (“IRFs”). We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to reduce our leverage and invest in growth opportunities. In addition, and as discussed in the “Liquidity and Capital Resources” section of this Item, we have continued our capital structure enhancements in 2011, including the March 2011 additional public offering of our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022, the amendment and restatement of our existing credit agreement in May 2011, and the redemption in June 2011 of $335 million of our 10.75% Senior Notes due 2016. See also Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

As we continue to execute our business plan, the following are some of the challenges we face:

·
Volume Growth. As discussed above, the majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, hip fractures, head injuries, spinal cord injuries, and neurological disorders, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty, patients may choose to forgo discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. If these patients continue to forgo procedures and acute care providers report soft volumes, it may be more challenging for us to maintain our recent volume growth rates. While we saw improvement in acute care volumes and experienced solid growth in discharges from our hospitals in the first half of 2011, we cannot be certain this trend will continue. Therefore, we are keeping our discharge volume growth assumption at a range of 2.5% to 3.5%, exclusive of acquisitions, for the second half of 2011.

·
Healthcare Reform. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws remain subject to continuing scrutiny, and many aspects of their implementation are still uncertain. Various bills have been introduced in both houses of Congress to amend, repeal, or defund all or portions of these laws. Additionally, several lawsuits challenging aspects of these laws have been filed and remain pending at various stages of the litigation process. We cannot predict the outcome of legislation or litigation, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure any healthcare laws adopted or amended promote our goal of high-quality, cost-effective care.

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

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time (scheduled reduction of 10 basis points for fiscal year 2012). The effective dates for these future market basket update reductions will be October 1st of each year. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional productivity adjustment reduction to the market basket update on an annual basis. This new productivity adjustment will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity and will be effective October 1st of each year. As discussed below, the fiscal year 2012 rule for IRFs under the prospective payment system (“IRF-PPS”) includes a productivity adjustment reduction of 1.0% for the period beginning October 1, 2011.

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

Similarly, the 2010 Healthcare Reform Laws require the Centers for Medicare and Medicaid Services (“CMS”) to start a voluntary program by January 1, 2012 for ACOs in which hospitals, physicians, and other care providers develop partnerships to pursue the delivery of high-quality, coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are met. In March 2011, CMS issued proposed rules relating to the ACO program. Many questions remain about the rules related to ACOs, and additional clarification from CMS will be necessary. We have submitted our comments about the proposed ACO rules to CMS, and, at this time, it is not clear what affect these proposed rules, if adopted, would have on us. Our primary preliminary concerns include: (1) the necessary up-front investment in infrastructure required to participate in an ACO; (2) the magnitude of financial risk ACOs must assume; (3) the number of federal regulations that will need to be revised to prevent ACOs from violating anti-kickback laws, the Stark laws prohibiting self-referrals, and anti-trust statutes; (4) the control given to CMS to implement and unilaterally modify many of the features of the untested ACO concept; and (5) ensuring patients enrolled in ACOs continue receiving appropriate levels of care and services. While we believe we can provide high-quality, cost-effective services to patients in this type of environment, we will continue to monitor the development of ACOs and their potential impact on our business.

Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions that are also part of these laws (as discussed above), certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

In addition to these factors, the 2010 Healthcare Reform Laws also contain provisions that will require modifications to employer-sponsored healthcare insurance plans, including HealthSouth plans. For example, the 2010 Healthcare Reform Laws require employer-sponsored healthcare plans to offer coverage to an employee’s dependent children until such dependents attain the age of 26. In addition, these laws eliminate an employer’s ability to include a lifetime maximum benefit per participant within its plans. We currently estimate these changes will increase our healthcare costs by $0.9 million annually.

Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

·
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

Over the last several years, changes in regulations governing inpatient rehabilitation hospitals have created challenges for inpatient rehabilitation providers with many of these changes resulting in limitations on, and in some cases reductions to, reimbursement from Medicare, including reductions to the annual “market basket update” (i.e., annual adjustment to Medicare payment rates). These laws include the 2010 Healthcare Reform Laws which include a reduction in annual market basket updates to providers.

In addition, on July 22, 2010, CMS published in the federal register its final rule for IRFs under IRF-PPS for fiscal year 2011 (the “2011 Rule”). The 2011 Rule is effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule include a 2.5% market basket update that was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which includes the acuity of our patients over the twelve–month period prior to the rule’s release and incorporates other adjustments of the 2011 Rule, we believe the 2011 Rule will increase our Medicare-related Net operating revenues for our IRFs by approximately 2.1% annually.

On July 29, 2011, CMS released its IRF-PPS notice for fiscal year 2012 (the “2012 Rule”). The 2012 Rule will be effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule include a 2.9% market basket update that will be reduced by 0.1% to 2.8% under the requirements of the 2010 Healthcare Reform Laws. Beginning on October 1, 2011, the 2010 Healthcare Reform Laws also require for the first time a productivity adjustment reduction to the market basket update. The first annual productivity adjustment effective October 1, 2011 under the 2012 Rule will be a decrease to the market basket update of 1.0%. The 2012 Rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our preliminary analysis which utilizes, among other things, the acuity of our patients over the last 12 months and incorporates other changes included in the 2012 Rule, we believe the 2012 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% beginning October 1, 2011.

Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. On July 1, 2011, CMS released its notice of proposed rulemaking for the Medicare physician fee schedule for calendar year 2012. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the sustainable growth rate formula by January 1, 2012, payment levels for outpatient services under the physician fee schedule will be reduced at that point by approximately 29.5%. If no further action is taken by Congress to prevent these payment reductions, we would consider alternatives, including closure of additional outpatient satellite clinics, to mitigate the impact of these reductions to our earnings.

On November 2, 2010, CMS released its notice of final rulemaking for the Medicare physician fee schedule for calendar year 2011. Congress further modified this final rule through the Physician and Therapy Relief Act of 2010. Collectively, these changes implemented a 25% rate reduction to the practice expense component for reimbursement of therapy expenses for additional procedures when multiple therapy services are provided to the same patient on the same day in a hospital outpatient department. While we will look to mitigate the impact of this rule on our earnings, we currently estimate the reimbursement and other pricing changes will result in a net decrease to our Net operating revenues of approximately $1.4 million annually, beginning in 2011. However, we cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes CMS will implement.

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

See also Item 1, Business, “Sources of Revenue” and “Regulation,” and Item 1A, Risk Factors, to the 2010 Form 10-K.

·
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

See also Item 1A, Risk Factors, to the 2010 Form 10-K.

·
Deficit Reduction. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011. The Act establishes the Joint Select Committee on Deficit Reduction who is charged with proposing legislation that would reduce federal spending against annual baselines by at least $1.5 trillion or more over the next ten years. It is likely this committee’s recommendations will include changes to Medicare, and some of these changes could impact us. The Act also includes provisions for the automatic reduction of Medicare programs by up to 2% for all healthcare providers if this committee is unable to reach an agreement on additional spending cuts of at least $1.2 trillion in the federal budget by November 23, 2011 or this committee’s recommendations for at least $1.2 trillion in cuts fail to pass both chambers of Congress by January 15, 2012.

If ultimately enacted, additional pricing reductions on top of those imposed by the 2010 Healthcare Reform Laws would be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows.

However, we believe the steps we have taken to reduce our debt and corresponding interest expense obligations coupled with our efficient cost structure should allow us to adjust to any potential payment reductions more easily than many other healthcare providers. In addition, our accelerated de novo strategy is expected to be funded substantially by our cash flows from operations, not by incurring additional debt. As a result, this strategy is flexible and can be modified easily. If regulatory headwinds become too strong, we can shut down the de novo pipeline, complete the hospitals that are under construction, and redirect our cash flows to other means that add stockholder value. Alternatively, if regulatory clarity is evident and compelling post-acute opportunities present themselves, we would be in a position to pursue these opportunities with an unencumbered balance sheet. We believe this approach is a prudent way to manage the Company during a time of reimbursement uncertainty while positioning it to take advantage of future growth opportunities once the industry risks are clarified or removed.

Business Outlook

As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad base of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the standardization of best practices — all of which result in high-quality, cost-effective care for the patients we serve. Our ability to continue to create shareholder value in the near term will be predicated on our ability to: (1) provide high-quality, cost-effective care; (2) delever and strengthen our balance sheet; (3) grow organically, including the construction of new hospitals; (4) pursue acquisitions of IRFs on a disciplined, opportunistic basis; and (5) adapt to regulatory changes affecting our industry. We believe growth in our Adjusted EBITDA, our strong cash flows from operations, and the redemption of our 10.75% Senior Notes due 2016 will allow us to continue to reduce our leverage and invest in the growth of our core business. Further, we believe we have adequate sources of liquidity to accelerate our de novo growth strategy due to our Cash and cash equivalents, cash flows from operations, and the availability of our revolving credit facility.

We anticipate further delevering as a result of our continued growth in Adjusted EBITDA, as well as further reductions to our long-term debt, especially our 10.75% Senior Notes. Our organic growth will result from increasing our inpatient discharges, actively managing expenses, constructing new hospitals, and pursuing capacity expansions in existing hospitals to meet growing demand in certain markets. In addition, on June 15, 2011, we completed a call of $335 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011. We will redeem the remainder of these senior notes in the third quarter of 2011 using the proceeds from the sale of five of our LTCHs, as discussed above, cash on hand, and availability under our revolving credit facility. See the “Liquidity and Capital Resources” section of this item and Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information.

As discussed above, we believe some patients with medical conditions that are discretionary in nature may be forgoing treatment during this period of economic uncertainty. While we saw improvement in acute care volumes and experienced solid growth in discharges from our hospitals in the first half of 2011, we cannot be certain this trend will continue. We believe our strategic differentiation, as discussed above and in Item 1, Business, “Overview of the Company ― Competitive Strengths,” to the 2010 Form 10-K, will allow us to increase total discharges at an annual rate of 2.5% to 3.5%, exclusive of acquisitions, thereby continuing our track record of gaining market share. In addition, we will continue to look for appropriate markets for de novo sites, acquisitions, and joint ventures, with a particular focus on accelerating our de novo strategy. It should be noted that acquired hospitals often are not as operationally efficient as our existing hospitals. It typically takes several months before they achieve comparable operational performance. Additionally, it typically takes approximately three to nine months before a de novo hospital achieves consistent, positive Adjusted EBITDA.

Longer-term, we will evaluate opportunistic, disciplined growth opportunities in complementary post-acute services. This longer-term growth strategy will be related to: (1) whether or not ACOs eventually become the prevailing model for reimbursing Medicare providers; (2) the magnitude and timing of regulatory and reimbursement changes facing these complementary, post-acute service sectors; (3) securing transactions on acceptable terms and conditions; and (4) financing these transactions without compromising our balance sheet. As previously noted, CMS recently issued proposed rule-making for the piloting of ACOs. Given the complexity of these proposed rules, coupled with the significant up-front investment and assumption of financial risk required by ACOs, the longer-term viability and future pervasive nature of ACOs is uncertain at this time.

Healthcare providers are under increasing pressure to control costs. We take this challenge seriously and pride ourselves in our ability to provide high-quality, cost-effective care. We will continue to focus on ensuring we provide high-quality care and finding efficiencies in our cost structure at both the corporate and operational levels in an effort to remain competitive. With this in mind, we will make certain investments in our core business in 2011. One such investment is the continued piloting of an electronic clinical information system. This two-year pilot program aimed at gaining a better understanding of the value of a company-wide implementation began in 2010 in our new hospital in Loudoun County, Virginia and continues in 2011 as we pilot the system in two additional hospitals. In June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system in 2012. In addition, we will continue our company-wide initiative of developing best practices for different components of our operational structure. During 2010, we made an investment in care management that we are continuing in 2011 with a company-wide implementation of our findings. The goal of this initiative is to enhance the coordination of care and communication among the patient, the patient’s family, the hospital’s treatment team, and payors, thereby improving outcomes and patient satisfaction.

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

Although we believe HealthSouth’s business outlook is positive, we continue to monitor the economic and regulatory climates and focus on initiatives designed to control costs. We anticipate we will be able to continue to generate strong cash flows that will be directed toward debt reduction and disciplined expansion of our inpatient business, which we believe will bring long-term, sustainable growth and returns to our stockholders.

Results of Operations

During the three and six months ended June 30, 2011 and 2010, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Medicare	72.0%	70.0%	71.7%	70.3%
Medicaid	1.8%	1.8%	1.7%	1.8%
Workers’ compensation	1.7%	1.7%	1.7%	1.6%
Managed care and other discount plans	19.8%	21.6%	19.8%	21.5%
Other third-party payors	2.0%	2.3%	2.1%	2.3%
Patients	1.1%	1.3%	1.1%	1.2%
Other income	1.6%	1.3%	1.9%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by HHS. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-

quality, low-cost providers. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business, of the 2010 Form 10-K.

Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three and six months ended June 30, 2011 and 2010, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In Millions)			(In Millions)
Net operating revenues	$505.1	$467.3	8.1%	$1,011.1	$925.9	9.2%
Operating expenses:
Salaries and benefits	241.6	226.2	6.8%	485.6	452.5	7.3%
Other operating expenses	75.4	70.8	6.5%	146.3	132.0	10.8%
General and administrative expenses	27.4	26.7	2.6%	54.3	53.0	2.5%
Supplies	26.2	25.0	4.8%	52.0	49.2	5.7%
Depreciation and amortization	19.6	17.8	10.1%	39.1	35.3	10.8%
Occupancy costs	12.1	10.7	13.1%	23.7	21.6	9.7%
Provision for doubtful accounts	5.0	5.2	(3.8%)	9.8	11.1	(11.7%)
Loss on disposal of assets	1.0	0.4	150.0%	1.1	0.4	175.0%
Government, class action, and
related settlements	(10.6)	-	N/A	(10.6)	-	N/A
Professional fees—accounting,
tax, and legal	8.4	5.7	47.4%	12.2	8.6	41.9%
Total operating expenses	406.1	388.5	4.5%	813.5	763.7	6.5%
Loss on early extinguishment of debt	26.1	0.1	26,000.0%	26.1	0.4	6,425.0%
Interest expense and amortization of
debt discounts and fees	34.9	30.1	15.9%	70.0	60.6	15.5%
Other income	(0.7)	(1.4)	(50.0%)	(1.3)	(2.1)	(38.1%)
(Gain) loss on interest rate swaps	-	(0.3)	(100.0%)	-	4.0	(100.0%)
Equity in net income of nonconsolidated
affiliates	(3.2)	(2.6)	23.1%	(5.7)	(5.2)	9.6%
Income from continuing operations
before income tax expense (benefit)	41.9	52.9	(20.8%)	108.5	104.5	3.8%
Provision for income tax expense
(benefit)	11.2	(1.3)	(961.5%)	3.8	1.1	245.5%
Income from continuing operations	30.7	54.2	(43.4%)	104.7	103.4	1.3%
Income from discontinued operations,
net of tax	1.6	3.3	(51.5%)	19.1	4.6	315.2%
Net income	32.3	57.5	(43.8%)	123.8	108.0	14.6%
Less: Net income attributable to
noncontrolling interests	(10.4)	(10.2)	2.0%	(22.1)	(20.0)	10.5%
Net income attributable
to HealthSouth	$21.9	$47.3	(53.7%)	$101.7	$88.0	15.6%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Salaries and benefits	47.8%	48.4%	48.0%	48.9%
Other operating expenses	14.9%	15.2%	14.5%	14.3%
General and administrative expenses	5.4%	5.7%	5.4%	5.7%
Supplies	5.2%	5.3%	5.1%	5.3%
Depreciation and amortization	3.9%	3.8%	3.9%	3.8%
Occupancy costs	2.4%	2.3%	2.3%	2.3%
Provision for doubtful accounts	1.0%	1.1%	1.0%	1.2%
Loss on disposal of assets	0.2%	0.1%	0.1%	0.0%
Government, class action, and
related settlements	(2.1%)	0.0%	(1.0%)	0.0%
Professional fees—accounting, tax,
and legal	1.7%	1.2%	1.2%	0.9%
Total	80.4%	83.1%	80.5%	82.5%

Additional information regarding our operating results for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Millions)
Net patient revenue—inpatient	$465.4	$427.6	$927.5	$847.8
Net patient revenue—outpatient
and other revenues	39.7	39.7	83.6	78.1
Net operating revenues	$505.1	$467.3	$1,011.1	$925.9

	(Actual Amounts)
Discharges	29,811	28,098	58,938	55,121
Outpatient visits	244,647	260,374	481,408	510,841
Average length of stay	13.4 days	13.7 days	13.6 days	13.9 days
Occupancy %	69.0%	67.8%	69.6%	67.9%
# of licensed beds	6,356	6,250	6,356	6,250
Full-time equivalents*	15,150	14,628	15,097	14,539

*
Excludes 396 and 395 full-time equivalents for the three months ended June 30, 2011 and 2010, respectively, and 397 and 395 full-time equivalents for the six months ended June 30, 2011 and 2010, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

 Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.6% and 1.3% of consolidated Net operating revenues for the three months ended June 30, 2011 and 2010, respectively, and 1.9% and 1.3% of consolidated Net operating revenues for the six months ended June 30, 2011 and 2010, respectively. See below for discussion of state provider taxes included in other revenues during the three and six months ended June 30, 2011.

Net patient revenue from our hospitals was 8.8% higher for the three months ended June 30, 2011 than the three months ended June 30, 2010. This increase was attributable to a 6.1% increase in patient discharges and a 2.6% increase in net patient revenue per discharge. Discharge growth included a 3.5% increase in same-store discharges, with the remainder coming from hospitals opened or acquired in the prior 12 months. Net patient revenue per discharge increased quarter over quarter primarily due to pricing adjustments from Medicare (see discussion of the pricing changes that are part of the 2011 Rule included in the “Executive Overview – Key Challenges” section above).

Net patient revenue from our hospitals was 9.4% higher for the six months ended June 30, 2011 than the six months ended June 30, 2010 due to the same reasons discussed above for the quarter-over-quarter increase. Patient discharges increased 6.9% during the six months ended June 30, 2011 compared to the same period of 2010. Same-store discharges were 4.2% higher period over period for the six months.

Outpatient and other revenues in the three and six months ended June 30, 2011 included the receipt of $1.9 million and $7.0 million, respectively, in state provider tax refunds. A number of states in which we operate hospitals assess a provider tax to certain healthcare providers. Those tax revenues at the state level are generally matched by federal funds. In order to induce healthcare providers to serve low income patients, many states redistribute a substantial portion of these funds back to the various providers. These redistributions are based on different metrics than those used to assess the tax, and are thus in different amounts and proportions than the initial tax assessment. As a result, some providers receive a net benefit while others experience a net expense. See the discussion of Other operating expenses below for information on state provider tax expenses recorded in these same periods.

Excluding the state provider tax refunds discussed above, outpatient and other revenues decreased quarter over quarter due to the decrease in outpatient volumes and the closure of outpatient satellite clinics in prior periods. While outpatient volumes also declined in the year-to-date period presented, the number of home health visits included in these volume metrics increased period over period. Because home health visits receive a higher reimbursement rate per visit, we experienced an improvement in our net outpatient revenue per visit which offset the decrease in volume during the six months ended June 30, 2011 compared to the same period of 2010.

As discussed above, we received a market basket update of 2.5% under the 2011 Rule effective October 1, 2010. However, this market basket update was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws. As also discussed above, we will receive a market basket update of 2.9% under the 2012 Rule effective October 1, 2011. However, this market basket update will be reduced by 1.1% to 1.8% under the requirements of the 2010 Healthcare Reform Laws.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the three months ended June 30, 2011 and 2010, our EPOB was 3.47. For the six months ended June 30, 2011 and 2010, our EPOB was 3.43 and 3.44, respectively, or a period over period improvement of 0.3%.

Salaries and benefits increased in both 2011 periods presented primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2010 development activities, an approximate 2% merit increase provided to employees on October 1, 2010, and a change in the skills mix of employees at our hospitals. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more registered nurses and certified rehabilitation registered nurses, which increases our average cost per full-time equivalent, than licensed practical nurses.

Salaries and benefits as a percent of Net operating revenues were positively impacted by our increasing revenue base, as discussed above.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.

Other operating expenses increased in both periods presented primarily as a result of increased patient volumes. Other operating expenses in the three and six months ended June 30, 2011 also included $1.1 million and $4.3 million, respectively, of expenses associated with state provider taxes, as discussed above. Excluding the expenses associated with these taxes, Other operating expenses as a percent of Net operating revenues decreased by 50 basis points and 30 basis points, respectively, during the three and six months ended June 30, 2011 compared to the same periods of 2010 due primarily to our increasing revenue base.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

General and administrative expenses as a percent of Net operating revenues decreased in both periods presented primarily as a result of effective expense management and our increasing revenue base.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense increased in the periods presented as a direct result of our increased volumes in 2011. Supplies expense decreased as a percent of Net operating revenues in each period presented due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.

Depreciation and Amortization

 Depreciation and amortization increased in each period presented primarily as a result of increased capital expenditures and acquisitions in 2010. As we continue to grow and expand our inpatient rehabilitation business, we expect our depreciation and amortization charges to increase going forward.

Occupancy Costs

Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs increased in each period presented primarily as a result of our development activities in 2010.

Provision for Doubtful Accounts

As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or “appeal,” most of these denials, and we collect approximately 50% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age of the receivables in this review process as part of our Provision for doubtful accounts.

The timing of these denials and related review process creates volatility in our Provision for doubtful accounts. As claims are denied and the related receivables age during the review process, our Provision for doubtful accounts increases as a percent of Net operating revenues. When Medicare contractors cease denials and our recoveries of previously denied claims exceed the dollar value of new claims added to our outstanding receivables balance, our Provision for doubtful accounts decreases as a percent of Net operating revenues. The decrease in the Provision for doubtful accounts as a percent of Net operating revenues in each period presented is primarily the result of continued collection efforts offset by the timing and aging of these denials. In addition, we continue to benefit from the enhancements we made to our processes around the capture and recovery of Medicare-related bad debts.

During the first half of 2011, we experienced an increase in denials of certain diagnosis codes. As these denials age, we expect to experience an increase in our Provision for doubtful accounts as a percent of Net operating revenues in subsequent quarters.

Government, Class Action, and Related Settlements

The gain included in Government, class action, and related settlements for the three and six months ended June 30, 2011 resulted from the recovery of assets from Richard M. Scrushy, our former chairman and chief executive officer, as discussed in Note 11, Contingencies, “Litigation By and Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Professional Fees—Accounting, Tax, and Legal

Professional fees—accounting, tax, and legal for the three and six months ended June 30, 2011 and 2010 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees for the three and six months ended June 30, 2011 specifically included $4.4 million related to our obligation to pay 35% of any recovery from Richard M. Scrushy to the attorneys for the derivative shareholder plaintiffs, as discussed in Note 11, Contingencies, “Litigation By and Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Loss on Early Extinguishment of Debt

As discussed in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in June 2011, we completed a call of $335 million in principal of our 10.75% Senior Notes due 2016. The Loss on early extinguishment of debt during the three and six months ended June 30, 2011 resulted from this transaction.

We expect to record an approximate $13 million additional Loss on early extinguishment of debt during the third quarter of 2011 when we redeem the remainder of our 10.75% Senior Notes due 2016.

Interest Expense and Amortization of Debt Discounts and Fees

The increase in Interest expense and amortization of debt discounts and fees in each period presented was due primarily to an increase in our average interest rate. Our average interest rate was 8.7% and 8.8% during the three and six months ended June 30, 2011, respectively, compared to 6.9% for the three and six months ended June 30, 2010. Our average interest rate increased as a result of our October 2010 refinancing transactions in which we replaced our variable-rate senior secured term loan with higher fixed-rate senior unsecured notes, as well as the additional offering of senior notes completed in March 2011. This increase was partially offset due to lower average borrowings resulting from debt reductions throughout 2010 and the first half of 2011.

Interest expense will decrease in the second half of 2011 due to the redemption of our 10.75% Senior Notes due 2016. See Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

(Gain) Loss on Interest Rate Swaps

Our (Gain) loss on interest rate swaps represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that were not designated as hedges. As discussed in Note 4, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, both of our interest rate swaps not designated as hedges expired in March 2011. The last interest rate set date for these swaps was December 10, 2010. At that time, we accrued the final net settlement payments for these swaps. Therefore, we did not record any losses related to these swaps in the first quarter of 2011. The net loss recorded during the three and six months ended June 30, 2010 represented the change in the market’s expectations for interest rates over the remaining term of the swap agreements.

During the three months ended June 30, 2010, we made net cash settlement payments of $11.2 million to our counterparties. During the six months ended June 30, 2011 and 2010, we made net cash settlement payments of $10.9 million and $23.1 million, respectively, to our counterparties.

Income from Continuing Operations Before Income Tax Expense (Benefit)

Our Income from continuing operations before income tax expense (benefit) (“pre-tax income”) during the three and six months ended June 30, 2011 included a $10.6 million gain in Government, class action, and related settlements and a $26.1 million Loss on early extinguishment of debt, as discussed above. Excluding these amounts, the increase in our pre-tax income in each period presented resulted from increased Net operating revenues and effective expense management.

Provision for Income Tax Expense (Benefit)

Due to our significant federal net operating loss carryforwards, we do not expect to pay significant federal cash income taxes for up to seven years. We currently estimate our cash income tax expense to be approximately $5 million to $8 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three and six months ended June 30, 2011, cash income tax expense was $1.7 million and $4.2 million, respectively.

Our Provision for income tax expense of $11.2 million for the three months ended June 30, 2011 was comprised of: (1) estimated income tax expense of approximately $12 million based on the application of our estimated effective blended federal and state income tax rate of 39.0% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) a reduction in unrecognized tax benefits due to settlements with state taxing authorities.

Our Provision for income tax expense of $3.8 million for the six months ended June 30, 2011 was comprised of: (1) estimated income tax expense of approximately $33 million based on the application of our estimated effective blended federal and state income tax rate of 39.0% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $5 million.

Our Provision for income tax benefit of $1.3 million for the three months ended June 30, 2010 includes the following: (1) current income tax expense of $2.9 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum tax (“AMT”) expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $5.9 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $1.7 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $1.1 million for the six months ended June 30, 2010 includes the following: (1) current income tax expense of $5.5 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements, a reduction in the amount of state income tax refunds previously accrued, AMT expense, and federal income taxes for subsidiaries not included in our federal consolidated income tax return; (2) current income tax benefit of $6.5 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims; and (3) deferred income tax expense of $2.1 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 19, Income Taxes, to the consolidated financial statements accompanying the 2010 Form 10-K.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period. These amounts increased in each period presented due primarily to bed additions at partnership hospitals in 2010 which resulted in patient discharge growth in 2011.

Results of Discontinued Operations

As discussed above and in Note 1, Basis of Presentation, “Reclassifications,” and Note 7, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs as held for sale. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net operating revenues	$29.5	$30.1	$86.5	$63.4
Costs and expenses	26.3	27.3	54.5	58.0
Impairments	-	-	1.3	0.6
Income from discontinued operations	3.2	2.8	30.7	4.8
Loss on disposal of assets of discontinued operations	-	(0.3)	-	(1.2)
Income tax (expense) benefit	(1.6)	0.8	(11.6)	1.0
Income from discontinued operations, net of tax	$1.6	$3.3	$19.1	$4.6

As discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the six months ended June 30, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.

During the six months ended June 30, 2011 and 2010, we recorded impairment charges of $1.3 million and $0.6 million, respectively, related to the Dallas Medical Center (closed in October 2008). We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included an offer we received from a third party to acquire the assets and third-party appraisals.

Income tax expense recorded as part of our results of discontinued operations during the six months ended June 30, 2011 primarily related to the Delaware Settlement.

As discussed above and in Note 7, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, on July 21, 2011, the Houston LTCH was removed from the sale transaction with LifeCare. As a result of our decision to close the Houston LTCH, we may incur impairment charges related to the Houston LTCH in the third quarter of 2011.

The transaction to sell five of our LTCHs was completed on August 1, 2011. As a result of this transaction, we expect to record an approximate $63 million to $68 million pre-tax gain as part of our results of discontinued operations in the third quarter of 2011.

See also Note 7, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.

The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital and credit markets and general business environment. Maintaining flexibility in our capital structure includes reducing our refinancing risks, allowing for debt prepayments with excess cash flows, and ensuring our credit agreement is limited in restrictive terms and maintenance covenants.

Consistent with these objectives, and as previously disclosed, during October 2010, we completed a public offering of $275 million in aggregate principal amount of 7.25% Senior Notes due 2018 and $250 million in aggregate principal amount of 7.75% Senior Notes due 2022. In March 2011, we completed a public offering of $120 million aggregate principal amount of senior notes, which included an additional $60 million of our 7.25% Senior Notes due 2018 at 103.25% of the principal amount and an additional $60 million of our 7.75% Senior Notes due 2022 at 103.50% of the principal amount. We used approximately $45 million of the net proceeds from the offering of these additional notes to repay a portion of the amounts outstanding under our revolving credit facility. We used the remainder of these proceeds to redeem a portion of our 10.75% Senior Notes due 2016 in June 2011, as discussed below.

In addition, and as previously disclosed, in October 2010, we also replaced our existing credit agreement with a new credit agreement that would mature in 2015 and provides us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. On May 10, 2011, we amended and restated in its entirety our existing credit agreement (the “2011 Credit Agreement”). The following is a summary of the material provisions of the 2011 Credit Agreement that changed as a result of this amendment and restatement:

•
It created, under the pre-existing accordion feature, a $100 million term loan with an initial interest rate of LIBOR plus 2.5%, maturing in May 2016. The 2011 Credit Agreement continues to permit future increases in revolving borrowing capacity or new term loans, or both, in an aggregate amount not to exceed $200 million. The net proceeds from the term loan were used to redeem a portion of our 10.75% Senior Notes due 2016 in June 2011, as discussed below.

•
It reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility, depending on the leverage ratio (as defined in the 2011 Credit Agreement) during a given interest rate period.

•	It reset the maturity date for the existing revolving credit facility from October 2015 to May 2016.

All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. The 2011 Credit Agreement continues to provide for a senior secured revolving credit facility of up to $500 million with a new current interest rate of LIBOR plus 2.5%, including a $260 million letter of credit subfacility. The new term loan will amortize quarterly at a per annum rate of 5% through June 30, 2013, then at 7.5% through June 30, 2014, and then at 10% through March 31, 2016.

On June 15, 2011, we completed a call of $335 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011.

Finally, in March 2011, we made the final cash settlement payments related to our two interest rate swaps that were not designated as hedging instruments.

As a result of the above transactions during the past 12 months, we have improved the maturity profile and flexibility of our debt capital, including the creation of significant capacity to address our expensive 10.75% Senior Notes due 2016 as their call protection lapsed. We will redeem the remainder of these senior notes in the third quarter of 2011 using the proceeds from the sale of five of our LTCHs, as discussed above, cash on hand, and availability under our revolving credit facility.

Current Liquidity

As of June 30, 2011, we had $60.3 million in Cash and cash equivalents. This amount excludes $31.2 million in restricted cash (included in Other current assets in our condensed consolidated balance sheet) and $45.7 million of restricted marketable securities ($22.0 million included in Other current assets and $23.7 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. During the first half of 2011, we continued to successfully negotiate with certain of our external partners to release restrictions placed on the joint ventures’ cash which allows us to manage and control the use of the joint ventures’ cash (see Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2010 Form 10-K).

In addition to Cash and cash equivalents, as of June 30, 2011, we had approximately $312 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2011, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.

As of June 30, 2011, we have scheduled principal payments of $9.3 million and $19.3 million in the remainder of 2011 and 2012, respectively, related to long-term debt obligations (see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face near-term refinancing risk, as amounts outstanding under our credit agreement do not mature until 2016, and the majority of our bonds are not due until 2016 and beyond.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2011 and 2010 (in millions):

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$156.9	$173.1
Net cash used in investing activities	(49.2)	(40.1)
Net cash used in financing activities	(95.8)	(41.4)
Increase in cash and cash equivalents	$11.9	$91.6

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2011 included the use of $18.0 million related to the premium associated with the redemption of a portion of our 10.75% Senior Notes in June 2011 and a $16.7 million decrease in the liability associated with Refunds due patients and other third-party payors. The decrease in this liability primarily related to a settlement discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 included $3.4 million and $9.7 million, respectively, of state income tax refunds associated with prior periods.

Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2011 compared to the same period of 2010 was primarily due to $7.6 million of cash provided by investing activities of discontinued operations in 2010, which primarily resulted from the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana. Net settlements on interest rate swaps decreased in 2011; however, this decrease was offset by changes in restricted cash.

Financing activities. The increase in Net cash used in financing activities during the six months ended June 30, 2011 compared to the same period of 2010 resulted from the debt-related transactions discussed above and in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Net debt payments, including debt issue costs, were $64.9 million during the six months ended June 30, 2011 compared to $11.0 million of net debt payments during the six months ended June 30, 2010.

Funding Commitments

We have scheduled principal payments of $9.3 million and $19.3 million in the remainder of 2011 and 2012, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, IT initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2011, we made capital expenditures of $35.5 million. During 2011, we expect to spend approximately $100 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $40 million of this budgeted amount is considered discretionary.

As discussed earlier in this report, we anticipate further delevering as a result of our continued growth in Adjusted EBITDA, as well as further reductions to our long-term debt, especially our 10.75% Senior Notes. On June 15, 2011, we completed a call of $335 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011. We will redeem the remainder of these senior notes in the third quarter of 2011 using the proceeds from the sale of five of our LTCHs, as discussed above, cash on hand, and availability under our revolving credit facility.

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

In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items have included, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2010 Form 10-K and Note 10, Settlements, and Note 11, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.

In accordance with the credit agreement, we have been allowed to add certain other items to the calculation of Adjusted EBITDA, and there may also be certain other deductions required. This includes Net income attributable to noncontrolling interests and interest income associated with income tax recoveries, as discussed in Note 19, Income Taxes, to the consolidated financial statements accompanying the 2010 Form 10-K. In addition, we have been allowed to add non-recurring cash gains, such as the cash proceeds from the UBS Settlement (see Note 21, Settlements, to the consolidated financial statements accompanying the 2010 Form 10-K) to the calculation of Adjusted EBITDA. As these adjustments may not be indicative of our ongoing performance, they have been excluded from Adjusted EBITDA presented herein.

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

Our Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010 was as follows (in millions):

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$32.3	$57.5	$123.8	$108.0
Income from discontinued operations, net of tax,
attributable to HealthSouth	(2.5)	(3.4)	(20.1)	(4.6)
Provision for income tax expense (benefit)	11.2	(1.3)	3.8	1.1
(Gain) loss on interest rate swaps	-	(0.3)	-	4.0
Interest expense and amortization of debt discounts
and fees	34.9	30.1	70.0	60.6
Loss on early extinguishment of debt	26.1	0.1	26.1	0.4
Professional fees—accounting, tax, and legal	8.4	5.7	12.2	8.6
Government, class action, and related settlements	(10.6)	-	(10.6)	-
Net noncash loss on disposal of assets	1.0	0.4	1.1	0.4
Depreciation and amortization	19.6	17.8	39.1	35.3
Stock-based compensation expense	5.3	4.0	9.5	7.8
Net income attributable to noncontrolling interests	(10.4)	(10.2)	(22.1)	(20.0)
Adjusted EBITDA	$115.3	$100.4	$232.8	$201.6

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$156.9	$173.1
Provision for doubtful accounts	(9.8)	(11.1)
Professional fees—accounting, tax, and legal	12.2	8.6
Interest expense and amortization of debt discounts and fees	70.0	60.6
Equity in net income of nonconsolidated affiliates	5.7	5.2
Net income attributable to noncontrolling interests in
continuing operations	(23.1)	(20.0)
Amortization of debt discounts and fees	(2.3)	(3.4)
Distributions from nonconsolidated affiliates	(5.5)	(3.3)
Current portion of income tax benefit	(1.4)	(1.0)
Change in assets and liabilities	29.5	(1.5)
Premium received on bond issuance	(4.1)	-
Premium paid on bond redemption	18.0	-
Change in government, class action, and related settlements	(6.5)	0.8
Cash provided by operating activities of discontinued operations	(7.2)	(7.3)
Other	0.4	0.9
Adjusted EBITDA	$232.8	$201.6

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of June 30, 2011, we were secondarily liable for 35 such guarantees. The remaining terms of these guarantees range from one month to 96 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $29.2 million.

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

Contractual Obligations

Our consolidated contractual obligations as of June 30, 2011 are as follows (in millions):

	Total	July 1 through December 31, 2011	2012-2013	2014-2015	2016 and Thereafter
Long-term debt obligations:
Long-term debt, excluding
revolving credit facility and
capital lease obligations (a)	$1,236.3	$3.4	$15.4	$22.2	$1,195.3
Revolving credit facility	140.0	-	-	-	140.0
Interest on long-term debt (b)	802.8	49.9	198.6	197.2	357.1
Capital lease obligations (c)	128.3	8.7	32.0	19.3	68.3
Operating lease obligations (d)(e)	251.0	19.5	72.9	52.8	105.8
Purchase obligations (e)(f)	143.7	3.4	41.9	39.4	59.0
Other long-term liabilities (g)	3.5	0.2	0.4	0.4	2.5
Total	$2,705.6	$85.1	$361.2	$331.3	$1,928.0

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2011. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2010 Form 10-K.

(e)	Future operating lease obligations and purchase obligations are not recognized in our condensed consolidated balance sheet.

(f)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support, medical supplies, certain equipment, and telecommunications. As discussed in the “Executive Overview” section of this Item, we have entered into an agreement with Cerner to begin a company-wide implementation of an electronic clinical information system beginning in 2012.

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2010 Form 10-K. Also, at June 30, 2011, we had $8.5 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $0.1 million as of June 30, 2011. We continue to actively pursue the maximization of our remaining state income tax refund claims and other tax benefits. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of June 30, 2011 is shown in the following table (in millions):

	As of June 30, 2011
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,100.2	82.1%	$1,165.7	82.9%
Variable rate debt	240.0	17.9%	240.0	17.1%
Total long-term debt	$1,340.2	100.0%	$1,405.7	100.0%

Based on the size of our variable rate debt as of June 30, 2011, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.3 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.5 million over the next 12 months, assuming floating rate indices are floored at 0%.

A 1% increase in interest rates would result in an approximate $47.9 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $40.9 million increase in its estimated net fair value.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2011 that have a material effect on our Internal Control over Financial Reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of equity securities during the three months ended

June 30, 2011:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2011	-	$-	-	-
May 1 through May 31, 2011	4,841	27.40	-	-
June 1 through June 30, 2011	-	-	-	-
Total	4,841	27.40	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 5.  Other Information

On May 17, 2011, HealthSouth Corporation and certain of its subsidiaries entered into a definitive agreement (the “Agreement”) with certain subsidiaries of LifeCare Holdings, Inc. (collectively, the “Buyer”), pursuant to which we would sell, and the Buyer would acquire, six long-term acute care hospitals (the “LTCHs”) and two related remote locations for approximately $120 million, consisting of cash and anticipated retained working capital. On July 21, 2011, the parties entered into an amendment (the “Amendment”) to the Agreement. The primary effect of the Amendment was to remove HealthSouth Hospital of Houston (the “Houston LTCH”) from the assets being sold and reduce aggregate consideration to $117.5 million, consisting of cash and anticipated retained working capital. See Note 1, Basis of Presentation, “Reclassifications,” and Note 7, Assets Held for Sale and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

On August 1, 2011, we completed the sale to the Buyers of five LTCHs and two related remote locations for approximately $117.5 million, consisting of cash and retained working capital. We also announced on August 1, 2011 that we will redeem the remainder of our 10.75% Senior Notes due 2016 in the third quarter of 2011 using the proceeds from this sale, cash on hand, and availability under our revolving credit facility. See Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

As previously announced, we expect to close the Houston LTCH in the third quarter of 2011 and sell the related real estate.

The description of the Agreement and the Amendment are summary in nature and are qualified in their entirety by reference to the full and complete terms of those agreements, which are filed as Exhibits 2.1.1 and 2.1.2, respectively, to this report.

Item 6.                      Exhibits

The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

2.1.1
Asset Purchase Agreement, dated as of May 17, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals Of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request).

2.1.2
First Amendment to the Asset Purchase Agreement, dated as of July 21, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request).

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

10.1.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.1.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan). +

10.1.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan).+

10.1.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan).+

10.1.5	Form of Restricted Stock Unit Award (2008 Equity Incentive Plan).+

10.2
Second Amended and Restated Credit Agreement, dated May 10, 2011, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents, and various other lenders from time to time.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH Corporation

Date	By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

	Date:	August 4, 2011

EXHIBIT INDEX

No.	Description

2.1.1
Asset Purchase Agreement, dated as of May 17, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals Of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request).

2.1.2
First Amendment to the Asset Purchase Agreement, dated as of July 21, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request).

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

10.1.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.1.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan). +

10.1.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan).+

10.1.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan).+

10.1.5	Form of Restricted Stock Unit Award (2008 Equity Incentive Plan).+

10.2
Second Amended and Restated Credit Agreement, dated May 10, 2011, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents, and various other lenders from time to time.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.