Form 10-Q
period 2011-09-30
HEALTHSOUTH CORP
filed 2011-11-04
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 95,256,544 shares of common stock outstanding, net of treasury shares, as of October 26, 2011.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare regulations from time to time, our business strategy, our financial plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2010, as well as uncertainties and factors discussed elsewhere in this report, in our other filings from time to time with the United States Securities and Exchange Commission, or in materials incorporated therein by reference;

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

•
our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures consistent with our growth strategy, including realization of anticipated revenues, cost savings, and productivity improvements arising from the related operations;

•	any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings involving us;

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•
the price of our common stock as it affects our willingness and ability to repurchase shares under the program discussed further in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” of this report;

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

ii

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Millions, Except Per Share Data)

Net operating revenues	$497.7	$460.8	$1,508.8	$1,386.7
Operating expenses:
Salaries and benefits	245.0	231.7	730.6	684.2
Other operating expenses	70.3	65.4	216.6	197.4
General and administrative expenses	26.4	24.9	80.7	77.9
Supplies	24.7	24.1	76.7	73.3
Depreciation and amortization	19.5	18.4	58.6	53.7
Occupancy costs	12.5	11.4	36.2	33.0
Provision for doubtful accounts	5.1	3.7	14.9	14.8
Loss on disposal of assets	2.8	0.1	3.9	0.5
Government, class action, and related settlements	-	0.8	(10.6)	0.8
Professional fees—accounting, tax, and legal	4.0	5.2	16.2	13.8
Total operating expenses	410.3	385.7	1,223.8	1,149.4
Loss on early extinguishment of debt	12.7	-	38.8	0.4
Interest expense and amortization of debt discounts and fees	26.3	30.8	96.3	91.4
Other income	(0.2)	(0.7)	(1.5)	(2.8)
Loss on interest rate swaps	-	9.0	-	13.0
Equity in net income of nonconsolidated affiliates	(3.1)	(2.3)	(8.8)	(7.5)
Income from continuing operations before income tax
expense (benefit)	51.7	38.3	160.2	142.8
Provision for income tax expense (benefit)	18.1	(0.4)	21.9	0.7
Income from continuing operations	33.6	38.7	138.3	142.1
Income from discontinued operations, net of tax	34.7	3.2	53.8	7.8
Net income	68.3	41.9	192.1	149.9
Less: Net income attributable to noncontrolling interests	(11.3)	(10.1)	(33.4)	(30.1)
Net income attributable to HealthSouth	57.0	31.8	158.7	119.8
Less: Convertible perpetual preferred stock dividends	(6.5)	(6.5)	(19.5)	(19.5)
Net income attributable to HealthSouth
common shareholders	$50.5	$25.3	$139.2	$100.3
Weighted average common shares outstanding:
Basic	93.3	92.8	93.2	92.7
Diluted	109.2	108.3	109.1	108.3

Basic and diluted earnings per common share:
Income from continuing operations attributable
to HealthSouth common shareholders	$0.17	$0.24	$0.90	$0.99
Income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.37	0.03	0.59	0.09
Net income attributable to HealthSouth
common shareholders	$0.54	$0.27	$1.49	$1.08

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$22.2	$28.4	$103.8	$111.8
Income from discontinued operations, net of tax	34.8	3.4	54.9	8.0
Net income attributable to HealthSouth	$57.0	$31.8	$158.7	$119.8

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Millions)
COMPREHENSIVE INCOME
Net income	$68.3	$41.9	$192.1	$149.9
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.7)	0.7	0.2	1.3
Reclassifications to net income	-	-	(0.5)	(1.3)
Net change in unrealized loss on forward-starting interest
rate swaps:
Unrealized net holding loss arising during the period	-	-	-	(4.7)
Reclassifications to net income	-	4.6	-	4.6
Other comprehensive (loss) income before income taxes	(0.7)	5.3	(0.3)	(0.1)
Provision for income tax benefit related to other comprehensive
(loss) income items	-	-	-	1.4
Other comprehensive (loss) income, net of tax	(0.7)	5.3	(0.3)	1.3
Comprehensive income	67.6	47.2	191.8	151.2
Less: Comprehensive income attributable to noncontrolling interests	(11.3)	(10.1)	(33.4)	(30.1)
Comprehensive income attributable to
HealthSouth	$56.3	$37.1	$158.4	$121.1

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$47.7	$48.3
Accounts receivable, net of allowance for doubtful accounts of
$21.4 in 2011; $22.7 in 2010	219.2	206.7
Other current assets	143.5	151.2
Total current assets	410.4	406.2
Property and equipment, net	648.8	642.6
Goodwill	420.3	420.3
Intangible assets, net	42.8	48.8
Deferred income tax assets	622.5	679.3
Other long-term assets	126.2	174.9
Total assets	$2,271.0	$2,372.1

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$45.4	$44.6
Accrued expenses and other current liabilities	242.7	314.7
Total current liabilities	288.1	359.3
Long-term debt, net of current portion	1,308.7	1,496.8
Other long-term liabilities	135.0	130.8
	1,731.8	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	387.4
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	67.9	(85.2)
Noncontrolling interests	83.9	83.0
Total shareholders’ equity (deficit)	151.8	(2.2)
Total liabilities and shareholders’ equity (deficit)	$2,271.0	$2,372.1

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity (Deficit)
(Unaudited)

	Nine Months Ended September 30, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	-	-	-	158.7	-	-	33.4	192.1	$192.1
Other comprehensive loss, net of tax	-	-	-	-	(0.3)	-	-	(0.3)	(0.3)
Comprehensive income									$191.8
Issuance of restricted stock	1.9	-	-	-	-	-	-	-
Forfeiture of restricted stock	(0.1)	-	2.5	-	-	(2.5)	-	-
Receipt of treasury stock	(0.2)	-	-	-	-	(4.3)	-	(4.3)
Dividends declared on convertible
perpetual preferred stock	-	-	(19.5)	-	-	-	-	(19.5)
Stock-based compensation	-	-	14.4	-	-	-	-	14.4
Stock options exercised	0.2	-	4.4	-	-	-	-	4.4
Distributions declared	-	-	-	-	-	-	(29.5)	(29.5)
Other	0.1	-	(0.3)	-	-	-	(3.0)	(3.3)
Balance at end of period	95.3	$1.0	$2,875.0	$(2,659.7)	$0.2	$(148.6)	$83.9	$151.8

	Nine Months Ended September 30, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$-	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	-	-	-	119.8	-	-	30.1	149.9	$149.9
Other comprehensive income, net of tax	-	-	-	-	1.3	-	-	1.3	1.3
Comprehensive income									$151.2
Forfeiture of restricted stock	(0.1)	-	2.7	-	-	(2.7)	-	-
Receipt of treasury stock	(0.1)	-	-	-	-	(1.5)	-	(1.5)
Dividends declared on convertible
perpetual preferred stock	-	-	(19.5)	-	-	-	-	(19.5)
Stock-based compensation	-	-	11.2	-	-	-	-	11.2
Distributions declared	-	-	-	-	-	-	(25.7)	(25.7)
Other	0.3	-	0.3	-	-	-	(0.7)	(0.4)
Balance at end of period	93.4	$1.0	$2,874.6	$(3,597.6)	$1.3	$(141.7)	$80.1	$(782.3)

The accompanying notes to condensed consolidated financial
statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In Millions)
Cash flows from operating activities:
Net income	$192.1	$149.9
Income from discontinued operations, net of tax	(53.8)	(7.8)
Adjustments to reconcile net income to net cash provided by
operating activities—
Provision for doubtful accounts	14.9	14.8
Provision for government, class action, and related settlements	(10.6)	0.8
Depreciation and amortization	58.6	53.7
Loss on interest rate swaps	-	13.0
Loss on early extinguishment of debt	38.8	0.4
Amortization of debt discounts	3.3	5.1
Equity in net income of nonconsolidated affiliates	(8.8)	(7.5)
Distributions from nonconsolidated affiliates	9.7	4.7
Stock-based compensation	14.4	11.2
Deferred tax expense	23.4	2.4
Other	3.8	(0.5)
(Increase) decrease in assets—
Accounts receivable	(27.4)	(11.6)
Other assets	(12.8)	(8.3)
Income tax refund receivable	(0.3)	3.0
Increase (decrease) in liabilities—
Accounts payable	0.8	(0.4)
Accrued interest	(16.6)	14.1
Other liabilities	4.0	20.0
Premium received on bond issuance	4.1	-
Premium paid on redemption of bonds	(26.9)	-
Refunds due patients and other third-party payors	(15.8)	(2.7)
Government, class action, and related settlements	6.5	(0.8)
Net cash provided by operating activities of discontinued operations	9.4	10.4
Total adjustments	72.5	121.8
Net cash provided by operating activities	210.8	263.9

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In Millions)
Cash flows from investing activities:
Capital expenditures	(61.9)	(48.8)
Acquisition of businesses, net of cash acquired	-	(34.1)
Purchase of restricted investments	(8.0)	(25.5)
Proceeds from sale of restricted investments	0.7	10.4
Net change in restricted cash	6.3	34.1
Net settlements on interest rate swaps	(10.9)	(33.7)
Other	(0.7)	(0.3)
Net cash provided by (used in) investing activities of discontinued
operations—
Proceeds from sale of LTCHs	107.9	-
Other investing activities of discontinued operations	(0.7)	7.1
Net cash provided by (used in) investing activities	32.7	(90.8)

Cash flows from financing activities:
Principal borrowings on term loan	100.0	-
Proceeds from bond issuance	120.0	-
Principal payments on debt, including pre-payments	(503.0)	(8.2)
Borrowings on revolving credit facility	338.0	-
Payments on revolving credit facility	(238.0)	-
Principal payments under capital lease obligations	(10.1)	(10.6)
Debt issue costs	(4.3)	-
Dividends paid on convertible perpetual preferred stock	(19.5)	(19.5)
Distributions paid to noncontrolling interests of
consolidated affiliates	(31.6)	(26.3)
Other	4.3	1.1
Net cash used in financing activities of discontinued operations	-	(0.1)
Net cash used in financing activities	(244.2)	(63.6)

(Decrease) increase in cash and cash equivalents	(0.7)	109.5
Cash and cash equivalents at beginning of period	48.3	80.7
Cash and cash equivalents of facilities in discontinued operations
at beginning of period	0.1	0.2
Less: Cash and cash equivalents of facilities in discontinued
operations at end of period	-	-
Cash and cash equivalents at end of period	$47.7	$190.4

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

Reclassifications—

On May 17, 2011, we entered into a definitive agreement with certain subsidiaries of LifeCare Holdings, Inc. (collectively, the “Buyer”), pursuant to which we agreed to sell, and the Buyer agreed to acquire, substantially all of the assets of all six of our long-term acute care hospitals (“LTCHs”) for approximately $120 million, consisting of cash and retained working capital. On July 21, 2011, HealthSouth and the Buyer amended the definitive agreement to remove HealthSouth Hospital of Houston (the “Houston LTCH”) from the sale transaction and reduce the aggregate purchase price by $2.5 million to $117.5 million. The transaction to sell five of our LTCHs was completed on August 1, 2011. HealthSouth closed the Houston LTCH in August 2011 and expects to sell the associated real estate. See Note 6, Fair Value Measurements, for a discussion of impairment charges related to the Houston LTCH.

Accordingly, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

See Note 7, Assets and Liabilities in and Results of Discontinued Operations.

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

In May 2011, our stockholders approved the Amended and Restated 2008 Equity Incentive Plan, which reserves and provides for the grant of up to 9.0 million shares of common stock.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Recent Accounting Pronouncements—

In June 2011, the Financial Accounting Standards Board (the “FASB”) amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We implemented this guidance effective with our reporting as of and for the three and six months ended June 30, 2011 by moving our condensed consolidated statements of comprehensive income to immediately follow our condensed consolidated statements of operations. This guidance had no other impact on the Company.

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

In September 2011, the FASB amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided the entity has not yet performed its 2011 annual impairment test or issued its annual financial statements. This standard will not have an impact on our financial position, results of operations, or cash flows. Rather, it will change our approach to our annual goodwill impairment analysis.

Since the filing of the 2010 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates

As of September 30, 2011 and December 31, 2010, we had $29.4 million and $30.7 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 15 partially owned subsidiaries, of which 11 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates, but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net operating revenues	$22.4	$19.4	$64.0	$59.7
Operating expenses	(13.3)	(12.7)	(39.1)	(38.7)
Income from continuing operations, net of tax	7.0	5.3	19.6	17.1
Net income	7.0	5.3	19.6	17.1

3.	Long-term Debt

Our long-term debt outstanding consists of the following (in millions):

	September 30,	December 31,
	2011	2010
Credit Agreement—
Advances under $500 million revolving credit facility	$178.0	$78.0
Term loan facility	98.8	-
Bonds payable—
10.75% Senior Notes due 2016	-	495.5
7.25% Senior Notes due 2018	336.8	275.0
8.125% Senior Notes due 2020	285.7	285.5
7.75% Senior Notes due 2022	312.0	250.0
Other bonds payable	1.5	1.8
Other notes payable	35.9	36.4
Capital lease obligations	79.0	89.1
	1,327.7	1,511.3
Less: Current portion	(19.0)	(14.5)
Long-term debt, net of current portion	$1,308.7	$1,496.8

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2011	$4.5	$4.5
2012	19.4	19.4
2013	18.1	18.1
2014	16.7	16.7
2015	16.9	16.9
2016	252.3	252.3
Thereafter	1,000.2	999.8
Total	$1,328.1	$1,327.7

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

On May 10, 2011, we amended and restated in its entirety our existing credit agreement, dated October 26, 2010 (the “2011 Credit Agreement”). The parties to the 2011 Credit Agreement did not change as a result of this amendment and restatement. The following is a summary of the material provisions of the 2011 Credit Agreement that changed as a result of this amendment and restatement:

•
It created, under the pre-existing accordion feature, a $100 million term loan with an initial interest rate of LIBOR plus 2.5% (see below), maturing in May 2016. The 2011 Credit Agreement continues to permit future increases in revolving borrowing capacity or new term loans, or both, in an aggregate amount not to exceed $200 million. In June 2011, the net proceeds from the term loan were used to redeem a portion of our 10.75% Senior Notes due 2016, as discussed below.

•
It reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility, depending on the leverage ratio (as defined in the 2011 Credit Agreement) during a given interest rate period.

•	It reset the maturity date for the existing revolving credit facility from October 2015 to May 2016.

All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. The 2011 Credit Agreement continues to provide for a senior secured revolving credit facility of up to $500 million, including a $260 million letter of credit subfacility. The new term loan will amortize quarterly at a per annum rate of 5% through June 30, 2013, then at 7.5% through June 30, 2014, and then at 10% through March 31, 2016. Pursuant to the terms of the 2011 Credit Agreement, on August 5, 2011, the spread above the applicable base rate (currently LIBOR) applicable to our revolving credit facility and $100 million term loan decreased from 2.50% to 2.25% as a result of the reduction in the leverage ratio calculated under the terms of the credit agreement and based on our quarterly financial statements filed for the quarterly period ended June 30, 2011.

On June 15, 2011, we completed a call of $335.0 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335.0 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011.

On September 1, 2011, we completed the redemption of the remaining $165.6 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $175 million to retire the $165.6 million in principal. This optional redemption was funded with approximately $125 million of cash on hand, which included approximately $108 million of the proceeds from the sale of five of our LTCHs in August 2011, and a $50 million draw on our revolving credit facility.

As a result of the above redemptions of our 10.75% Senior Notes due 2016, we recorded a $12.7 million and $38.8 million Loss on early extinguishment of debt during the three and nine months ended September 30, 2011, respectively.

For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. See also Note 7, Assets and Liabilities in and Results of Discontinued Operations.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

During the nine months ended September 30, 2011, we made net cash settlement payments of $10.9 million to our counterparties. During the three and nine months ended September 30, 2010, we made net cash settlement payments of $10.6 million and $33.7 million, respectively, to our counterparties. Having made the final payments on these swaps in March 2011, we no longer have any outstanding derivative positions.

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

As of September 30, 2011, we were secondarily liable for 29 such guarantees. The remaining terms of these guarantees ranged from one month to 93 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $26.2 million.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.           Fair Value Measurements

Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted
marketable securities	$20.2	$-	$20.2	$-	M
Other long-term assets:
Restricted marketable securities	24.9	-	24.9	-	M
As of December 31, 2010
Other current assets:
Current portion of restricted
marketable securities	$18.2	$-	$18.2	$-	M
June 2009 trading swap	1.2	-	1.2	-	I
Other long-term assets:
Restricted marketable securities	19.3	-	19.3	-	M
Accrued expenses and other
current liabilities:
March 2006 trading swap	(12.1)	-	(12.1)	-	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

During the three and nine months ended September 30, 2011 and 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the three and nine months ended September 30, 2011, we recorded impairment charges of $4.6 million and $5.9 million, respectively, as part of our results of discontinued operations. During the nine months ended September 30, 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations. These charges related to closed hospitals. We determined the fair value of the impaired long-lived assets at these hospitals primarily based on the assets’ estimated fair value using valuation techniques that included offers we received from third parties to acquire the assets and third-party appraisals.

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

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$-	$-	$(12.1)	$(12.1)
June 2009 trading swap	-	-	1.2	1.2
Long-term debt:
Advances under $500 million revolving credit facility	178.0	178.0	78.0	78.0
Term Loan Facility	98.8	98.8	-	-
10.75% Senior Notes due 2016	-	-	495.5	543.2
7.25% Senior Notes due 2018	336.8	321.2	275.0	280.5
8.125% Senior Notes due 2020	285.7	276.2	285.5	311.8
7.75% Senior Notes due 2022	312.0	280.6	250.0	258.1
Other bonds payable	1.5	1.5	1.8	1.8
Other notes payable	35.9	35.9	36.4	36.4
Financial commitments:
Letters of credit	-	46.0	-	45.6

7.           Assets and Liabilities in and Results of Discontinued Operations

As discussed in Note 1, Basis of Presentation, “Reclassifications,” on May 17, 2011, we entered into an agreement to sell substantially all of the assets of all six of our LTCHs. On July 21, 2011, this agreement was amended to remove the Houston LTCH from the sale transaction. The transaction to sell five of our LTCHs was completed on August 1, 2011. HealthSouth closed the Houston LTCH in August 2011 and expects to sell the associated real estate.

Accordingly, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating revenues	$9.8	$30.4	$96.3	$93.8
Costs and expenses	13.5	27.5	68.0	85.5
Impairments	4.6	-	5.9	0.6
(Loss) income from discontinued operations	(8.3)	2.9	22.4	7.7
Loss on disposal of assets of
discontinued operations	-	-	-	(1.2)
Gain on sale of LTCHs	65.8	-	65.8	-
Income tax (expense) benefit	(22.8)	0.3	(34.4)	1.3
Income from discontinued operations,
net of tax	$34.7	$3.2	$53.8	$7.8

As discussed in Note 10, Settlements, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the nine months ended September 30, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.

As discussed in Note 6, Fair Value Measurements, during the three and nine months ended September 30, 2011, we recorded impairment charges of $4.6 million and $5.9 million, respectively, as part of our results of discontinued operations. During the nine months ended September 30, 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations.

Income tax expense recorded as part of our results of discontinued operations during the nine months ended September 30, 2011 related primarily to the Delaware Settlement and the gain from the sale of five of our LTCHs.

See Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information.

Assets and liabilities in discontinued operations consist of the following (in millions):

	As of September 30, 2011	As of December 31, 2010
Assets:
Accounts receivable, net	$7.4	$18.2
Other current assets	0.4	1.6
Total current assets	7.8	19.8
Property and equipment, net	7.8	46.4
Goodwill	-	11.0
Long-term assets	0.4	0.4
Total long-term assets	8.2	57.8
Total assets	$16.0	$77.6
Liabilities:
Accounts payable	$1.7	$4.5
Accrued expenses and other current liabilities	3.9	7.0
Total current liabilities	5.6	11.5
Long-term liabilities	0.7	1.2
Total liabilities	$6.3	$12.7

As of September 30, 2011, assets and liabilities in discontinued operations primarily relate to working capital not included in the sale of five of our LTCHs on August 1, 2011, the Houston LTCH, and a hospital that was closed in 2008. As of December 31, 2010, assets and liabilities in discontinued operations primarily relate to our six LTCHs, as discussed above, as well as a hospital that was closed in 2008. Current assets and long-term assets in the above table are included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Accrued expenses and other current liabilities and Other long-term liabilities, respectively, in our condensed consolidated balance sheets.

Goodwill in the above table represents an allocation of HealthSouth’s Goodwill due to the disposal of the LTCHs. The allocation was made based on the relative fair value of the LTCHs compared to the fair value of HealthSouth.

8.           Income Taxes

Our Provision for income tax expense of $18.1 million for the three months ended September 30, 2011 is comprised of: (1) estimated income tax expense of approximately $16 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) approximately $2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

million of income tax benefit associated with a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the corresponding receipt of interest income on these refunds.

Our Provision for income tax expense of $21.9 million for the nine months ended September 30, 2011 is comprised of: (1) estimated income tax expense of approximately $50 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) the settlement of federal income tax claims with the Internal Revenue Service (the “IRS”) for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (4) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $8 million.

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

The $649.6 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2011 ($27.1 million included in Other current assets) reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2011, we maintained a valuation allowance of approximately $105 million due to uncertainties related to our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. During the nine months ended September 30, 2011, we reduced our valuation allowance by approximately $8 million. This reduction primarily resulted from our settlement with the IRS for tax years 2007 and 2008, as discussed above, and our ability to utilize certain capital losses as a result of such settlement. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

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

Our Provision for income tax benefit of $0.4 million for the three months ended September 30, 2010 includes the following: (1) current income tax benefit of $2.3 million primarily attributable to a reduction in our accrual for alternative minimum tax and a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $1.6 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.3 million primarily attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $0.7 million for the nine months ended September 30, 2010 includes the following: (1) current income tax benefit of $7.6 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

limitations for certain claims offset by (2) current income tax expense of $5.9 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

Total remaining gross unrecognized tax benefits were $12.6 million as of December 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2010 was $1.1 million. The amount of unrecognized tax benefits changed during the nine months ended September 30, 2011 due to the settlement of federal income tax claims with the IRS for tax years 2007 and 2008 and the lapse of the applicable statute of limitations for certain federal and state claims. Total remaining gross unrecognized tax benefits were $8.0 million as of September 30, 2011, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of September 30, 2011 was $0.1 million.

A reconciliation of the change in our unrecognized tax benefits from December 31, 2010 to September 30, 2011 is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2010	$12.6	$1.1
Gross amount of increases in unrecognized tax
benefits related to prior periods	23.5	-
Gross amount of decreases in unrecognized tax
benefits related to prior periods	(0.1)	-
Decreases in unrecognized tax benefits relating
to settlements with taxing authorities	(24.8)	-
Reductions to unrecognized tax benefits as a
result of a lapse of the applicable statute of
limitations	(3.2)	(1.0)
Balance at September 30, 2011	$8.0	$0.1

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the three and nine months ended September 30, 2011, we recorded $1.2 million and $3.0 million, respectively, of net interest income as part of our income tax provision. For the three and nine months ended September 30, 2010, we recorded $0.5 million and $2.3 million, respectively, of net interest income as part of our income tax provision. There was no accrued interest as of September 30, 2011. Total accrued interest income was $0.3 million as of December 31, 2010.

HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. At this time, we have no ongoing income tax audits by regulatory taxing authorities.

For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. It is reasonably possible a decrease in our unrecognized tax benefits of approximately $0.4 million will occur within the next 12 months due to the closing of the applicable statues of limitations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$33.6	$38.7	$138.3	$142.1
Less: Net income attributable to noncontrolling
interests included in continuing operations	(11.4)	(10.3)	(34.5)	(30.3)
Less: Convertible perpetual preferred stock
dividends	(6.5)	(6.5)	(19.5)	(19.5)
Income from continuing operations attributable
to HealthSouth common shareholders	15.7	21.9	84.3	92.3
Income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	34.8	3.4	54.9	8.0
Net income attributable to HealthSouth
common shareholders	$50.5	$25.3	$139.2	$100.3

Denominator:
Basic weighted average common shares outstanding	93.3	92.8	93.2	92.7
Diluted weighted average common shares outstanding	109.2	108.3	109.1	108.3

Basic and diluted earnings per common share:
Income from continuing operations attributable to
HealthSouth common shareholders	$0.17	$0.24	$0.90	$0.99
Income from discontinued operations, net of tax,
attributable to HealthSouth common shareholders	0.37	0.03	0.59	0.09
Net income attributable to HealthSouth
common shareholders	$0.54	$0.27	$1.49	$1.08

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three and nine months ended September 30, 2011, the number of potential shares approximated 15.9 million. For the three and nine months ended September 30, 2010, the number of potential shares approximated 15.5 million and 15.6 million, respectively. For the three and nine months ended September 30, 2011 and 2010, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and nine months ended September 30, 2011 and 2010, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for all periods presented.

Options to purchase approximately 1.1 million and 2.0 million shares of common stock were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

In October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. Subject to certain terms and conditions, including compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our board of directors also granted discretion to management to opportunistically repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwester, N.A., as warrant agent. Likewise, this authority does not require the purchase of a specific number of warrants, has an indefinite term, and is subject to termination by our board of directors.

 See Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

10.	Settlements

On April 4, 2011, we entered into a definitive settlement and release agreement with the state of Delaware relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. While the terms of the settlement are confidential, the amount paid to Delaware was less than the amount previously accrued and included in the line item Accrued expenses and other current liabilities in our condensed consolidated balance sheet as of December 31, 2010. Accordingly, we recorded a $25.3 million pre-tax gain in connection with this settlement as part of our results of operations for the first quarter of 2011. Of this amount, $24.8 million is included in Income from discontinued operations, net of tax, as this gain primarily related to our previously divested divisions. The remainder is included in Net operating revenues in our condensed consolidated statement of operations for the nine months ended September 30, 2011. See also Note 1, Summary of Significant Accounting Policies, “Refunds due Patients and Other Third-Party Payors,” to the consolidated financial statements accompanying the 2010 Form 10-K.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Litigation By and Against Richard M. Scrushy—

On December 9, 2005, Mr. Scrushy filed a complaint in the Circuit Court of Jefferson County, Alabama, captioned Scrushy v. HealthSouth. The complaint alleged that, as a result of Mr. Scrushy’s removal from the position of chief executive officer in March 2003, we owed him “in excess of $70 million” pursuant to an employment agreement dated as of September 17, 2002. On December 28, 2005, we counterclaimed against Mr. Scrushy, asserting claims for breaches of fiduciary duty and fraud arising out of Mr. Scrushy’s tenure with us, and seeking compensatory damages, punitive damages, and disgorgement of wrongfully obtained benefits. We also asserted that any employment agreements with Mr. Scrushy should be void and unenforceable. On July 7, 2009, we filed a motion for summary judgment on all claims by Mr. Scrushy based upon the Tucker court’s June 18, 2009 ruling that Mr. Scrushy’s employment agreements are void and rescinded. On September 2, 2011, we renewed our motion for summary judgment.

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

While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. On May 3, 2011, the Circuit Court of Jefferson County entered an order for an initial distribution to HealthSouth. After reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative shareholder plaintiffs for property maintenance of and fees incurred to locate Mr. Scrushy’s assets and after recording a liability for the federal plaintiffs’ 25% apportionment of any net recovery from Mr. Scrushy as required under the Consolidated Securities Action settlement, we recorded a $10.6 million net gain in Government, class action, and related settlements in our condensed consolidated statements of operations for the nine months ended September 30, 2011 in connection with this initial cash distribution. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. In connection with those obligations, in April 2011, $4.4 million of the amounts previously collected were distributed to attorneys for the derivative shareholder plaintiffs. We recorded this cash distribution as part of Professional fees— accounting, tax, and legal in our condensed consolidated statements of operations for the nine months ended September 30, 2011.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The complaint filed by General Medicine against us in the Alabama Action alleged that while Horizon/CMS was our wholly owned subsidiary and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine also alleged in its amended complaint that as Horizon’s parent we failed to observe corporate formalities in our operation and ownership of Horizon, misused our control of Horizon, stripped assets from Horizon, and engaged in other conduct which amounted to a fraud on Horizon’s creditors, including General Medicine. General Medicine has requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

In the Alabama Action, we have denied liability to General Medicine and asserted counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, abuse of process, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine. The

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Alabama Action is presently stayed subject to the outcome of the pending appeal in the Michigan Action discussed below.

In the Michigan Action, we filed a motion asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On February 25, 2010, the court ruled that no further proceedings were necessary in the Michigan Action. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. The appeal now has been fully briefed by the parties, and oral argument has been scheduled for November 29, 2011. At this time, we do not know when the Court of Appeals will rule on the appeal.

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

Other Litigation—

We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss based on lack of standing filed on December 22, 2010. Additional briefing has been submitted by both sides to the Court, but no ruling has been received. We intend to vigorously defend ourselves in this case. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate with confidence the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.

We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On May 2, 2011, we filed our brief in the appeal of this verdict with the South Carolina Court of Appeals. The parties are still briefing the appeal, so oral argument has not yet been scheduled. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in the second quarter of 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, during the third quarter of 2010, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

On June 24, 2011, we received a document subpoena addressed to the Houston LTCH from the HHS-OIG. The subpoena is in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requests documents and materials relating to the Houston LTCH’s patient admissions, length of stay, and discharge matters. We are cooperating fully with the HHS-OIG in connection with this subpoena and are currently unable to predict the timing or outcome of this investigation. See also Note 7, Assets and Liabilities in and Results of Discontinued Operations.

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

12.	Condensed Consolidating Financial Information

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in non-guarantor subsidiaries and non-guarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.6	$352.3	$151.1	$(11.3)	$497.7
Operating expenses:
Salaries and benefits	7.4	169.3	71.7	(3.4)	245.0
Other operating expenses	3.4	49.5	22.8	(5.4)	70.3
General and administrative expenses	26.4	-	-	-	26.4
Supplies	0.2	17.4	7.1	-	24.7
Depreciation and amortization	2.3	13.0	4.2	-	19.5
Occupancy costs	1.4	9.2	4.4	(2.5)	12.5
Provision for doubtful accounts	0.1	3.5	1.5	-	5.1
Loss on disposal of assets	-	2.8	-	-	2.8
Professional fees—accounting,
tax, and legal	4.0	-	-	-	4.0
Total operating expenses	45.2	264.7	111.7	(11.3)	410.3
Loss on early extinguishment of debt	12.7	-	-	-	12.7
Interest expense and amortization of
debt discounts and fees	23.8	2.1	0.7	(0.3)	26.3
Other expense (income)	0.2	-	(0.7)	0.3	(0.2)
Equity in net income of nonconsolidated
affiliates	(0.7)	(2.3)	(0.1)	-	(3.1)
Equity in net income of consolidated
affiliates	(80.1)	(3.4)	-	83.5	-
Management fees	(22.8)	17.4	5.4	-	-
Income from continuing
operations before income tax
(benefit) expense	27.3	73.8	34.1	(83.5)	51.7
Provision for income tax (benefit)
expense	(26.6)	36.0	8.7	-	18.1
Income from continuing operations	53.9	37.8	25.4	(83.5)	33.6
Income (loss) from discontinued operations,
net of tax	3.1	33.7	(2.1)	-	34.7
Net Income	57.0	71.5	23.3	(83.5)	68.3
Less: Net income attributable to
noncontrolling interests	-	-	(11.3)	-	(11.3)
Net income attributable
to HealthSouth	$57.0	$71.5	$12.0	$(83.5)	$57.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.2	$326.3	$139.0	$(9.7)	$460.8
Operating expenses:
Salaries and benefits	6.1	160.9	67.8	(3.1)	231.7
Other operating expenses	4.6	45.0	20.3	(4.5)	65.4
General and administrative expenses	24.9	-	-	-	24.9
Supplies	0.2	17.0	6.9	-	24.1
Depreciation and amortization	2.5	12.1	3.8	-	18.4
Occupancy costs	0.8	8.5	4.2	(2.1)	11.4
Provision for doubtful accounts	0.1	3.0	0.6	-	3.7
Loss on disposal of assets	-	-	0.1	-	0.1
Government, class action, and related
settlements	0.8	-	-	-	0.8
Professional fees—accounting,
tax, and legal	5.2	-	-	-	5.2
Total operating expenses	45.2	246.5	103.7	(9.7)	385.7
Interest expense and amortization of
debt discounts and fees	28.5	2.1	0.7	(0.5)	30.8
Other income	(0.3)	(0.1)	(0.8)	0.5	(0.7)
Loss on interest rate swaps	9.0	-	-	-	9.0
Equity in net income of nonconsolidated
affiliates	(0.4)	(1.8)	(0.1)	-	(2.3)
Equity in net income of consolidated
affiliates	(43.2)	(10.0)	-	53.2	-
Management fees	(22.3)	17.2	5.1	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(11.3)	72.4	30.4	(53.2)	38.3
Provision for income tax (benefit)
expense	(41.3)	33.0	7.9	-	(0.4)
Income from continuing operations	30.0	39.4	22.5	(53.2)	38.7
Income (loss) from discontinued operations,
net of tax	1.8	1.7	(0.3)	-	3.2
Net Income	31.8	41.1	22.2	(53.2)	41.9
Less: Net income attributable to
noncontrolling interests	-	-	(10.1)	-	(10.1)
Net income attributable
to HealthSouth	$31.8	$41.1	$12.1	$(53.2)	$31.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$16.0	$1,079.6	$446.7	$(33.5)	$1,508.8
Operating expenses:
Salaries and benefits	17.9	510.7	212.1	(10.1)	730.6
Other operating expenses	17.5	149.0	66.1	(16.0)	216.6
General and administrative expenses	80.7	-	-	-	80.7
Supplies	0.5	54.7	21.5	-	76.7
Depreciation and amortization	7.3	38.8	12.5	-	58.6
Occupancy costs	3.5	27.0	13.1	(7.4)	36.2
Provision for doubtful accounts	0.3	10.5	4.1	-	14.9
Loss on disposal of assets	-	2.9	1.0	-	3.9
Government, class action, and related
settlements	(10.6)	-	-	-	(10.6)
Professional fees—accounting,
tax, and legal	16.2	-	-	-	16.2
Total operating expenses	133.3	793.6	330.4	(33.5)	1,223.8
Loss on early extinguishment of debt	38.8	-	-	-	38.8
Interest expense and amortization of
debt discounts and fees	88.8	6.4	2.0	(0.9)	96.3
Other income	(0.1)	(0.1)	(2.2)	0.9	(1.5)
Equity in net income of nonconsolidated
affiliates	(2.3)	(6.3)	(0.2)	-	(8.8)
Equity in net income of consolidated
affiliates	(195.1)	(9.3)	-	204.4	-
Management fees	(70.9)	55.0	15.9	-	-
Income from continuing
operations before income tax
(benefit) expense	23.5	240.3	100.8	(204.4)	160.2
Provision for income tax (benefit)
expense	(114.6)	110.8	25.7	-	21.9
Income from continuing operations	138.1	129.5	75.1	(204.4)	138.3
Income (loss) from discontinued operations,
net of tax	20.6	36.2	(3.0)	-	53.8
Net Income	158.7	165.7	72.1	(204.4)	192.1
Less: Net income attributable to
noncontrolling interests	-	-	(33.4)	-	(33.4)
Net income attributable
to HealthSouth	$158.7	$165.7	$38.7	$(204.4)	$158.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$15.3	$991.9	$408.4	$(28.9)	$1,386.7
Operating expenses:
Salaries and benefits	17.1	478.1	198.3	(9.3)	684.2
Other operating expenses	9.1	135.9	65.7	(13.3)	197.4
General and administrative expenses	77.9	-	-	-	77.9
Supplies	0.4	52.2	20.7	-	73.3
Depreciation and amortization	7.1	35.5	11.1	-	53.7
Occupancy costs	2.3	24.4	12.5	(6.2)	33.0
Provision for doubtful accounts	0.4	11.1	3.3	-	14.8
Loss on disposal of assets	-	0.5	-	-	0.5
Government, class action, and related
settlements	0.8	-	-	-	0.8
Professional fees—accounting,
tax, and legal	13.8	-	-	-	13.8
Total operating expenses	128.9	737.7	311.6	(28.8)	1,149.4
Loss on early extinguishment of debt	0.4	-	-	-	0.4
Interest expense and amortization of
debt discounts and fees	84.3	6.5	2.3	(1.7)	91.4
Other income	(0.8)	(0.1)	(3.6)	1.7	(2.8)
Loss on interest rate swaps	13.0	-	-	-	13.0
Equity in net income of nonconsolidated
affiliates	(1.6)	(5.8)	(0.1)	-	(7.5)
Equity in net income of consolidated
affiliates	(139.9)	(9.5)	-	149.4	-
Management fees	(67.1)	52.1	15.0	-	-
(Loss) income from continuing
operations before income tax
(benefit) expense	(1.9)	211.0	83.2	(149.5)	142.8
Provision for income tax (benefit)
expense	(117.2)	96.6	21.3	-	0.7
Income from continuing operations	115.3	114.4	61.9	(149.5)	142.1
Income (loss) from discontinued operations,
net of tax	4.5	3.8	(0.6)	0.1	7.8
Net Income	119.8	118.2	61.3	(149.4)	149.9
Less: Net income attributable to
noncontrolling interests	-	-	(30.1)	-	(30.1)
Net income attributable
to HealthSouth	$119.8	$118.2	$31.2	$(149.4)	$119.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$44.9	$0.5	$2.3	$-	$47.7
Accounts receivable, net	3.2	152.5	63.5	-	219.2
Other current assets	64.5	23.1	75.3	(19.4)	143.5
Total current assets	112.6	176.1	141.1	(19.4)	410.4
Property and equipment, net	22.4	474.4	152.0	-	648.8
Goodwill	-	264.7	155.6	-	420.3
Intangible assets, net	0.4	33.5	8.9	-	42.8
Deferred income tax assets	558.1	-	64.5	(0.1)	622.5
Other long-term assets	64.7	31.0	37.7	(7.2)	126.2
Intercompany receivable	1,093.6	651.8	-	(1,745.4)	-
Total assets	$1,851.8	$1,631.5	$559.8	$(1,772.1)	$2,271.0

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9.9	$25.8	$9.7	$-	$45.4
Accrued expenses and other current liabilities	126.3	60.3	75.5	(19.4)	242.7
Total current liabilities	136.2	86.1	85.2	(19.4)	288.1
Long-term debt, net of current portion	1,214.9	76.1	24.9	(7.2)	1,308.7
Other long-term liabilities	45.4	10.8	78.8	-	135.0
Intercompany payable	-	-	1,391.9	(1,391.9)	-
	1,396.5	173.0	1,580.8	(1,418.5)	1,731.8
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' equity (deficit):
HealthSouth shareholders' equity (deficit)	67.9	1,458.5	(1,104.9)	(353.6)	67.9
Noncontrolling interests	-	-	83.9	-	83.9
Total shareholders' equity (deficit)	67.9	1,458.5	(1,021.0)	(353.6)	151.8
Total liabilities and
shareholders' equity (deficit)	$1,851.8	$1,631.5	$559.8	$(1,772.1)	$2,271.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Balance Sheet

	As of December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$45.8	$0.1	$2.4	$-	$48.3
Accounts receivable, net	0.9	148.2	57.6	-	206.7
Other current assets	48.6	33.2	73.4	(4.0)	151.2
Total current assets	95.3	181.5	133.4	(4.0)	406.2
Property and equipment, net	23.2	465.2	154.2	-	642.6
Goodwill	-	264.7	155.6	-	420.3
Intangible assets, net	0.4	37.3	11.1	-	48.8
Deferred income tax assets	604.2	9.1	66.0	-	679.3
Other long-term assets	70.5	79.2	35.4	(10.2)	174.9
Intercompany receivable	1,142.9	490.1	-	(1,633.0)	-
Total assets	$1,936.5	$1,527.1	$555.7	$(1,647.2)	$2,372.1

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$6.8	$24.9	$12.9	$-	$44.6
Accrued expenses and other current liabilities	186.6	68.9	63.2	(4.0)	314.7
Total current liabilities	193.4	93.8	76.1	(4.0)	359.3
Long-term debt, net of current portion	1,397.0	83.3	26.7	(10.2)	1,496.8
Other long-term liabilities	43.9	11.3	75.6	-	130.8
Intercompany payable	-	-	1,400.8	(1,400.8)	-
	1,634.3	188.4	1,579.2	(1,415.0)	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	-	-	-	387.4
Shareholders' (deficit) equity:
HealthSouth shareholders' (deficit) equity	(85.2)	1,338.7	(1,106.5)	(232.2)	(85.2)
Noncontrolling interests	-	-	83.0	-	83.0
Total shareholders' (deficit) equity	(85.2)	1,338.7	(1,023.5)	(232.2)	(2.2)
Total liabilities and
shareholders' (deficit) equity	$1,936.5	$1,527.1	$555.7	$(1,647.2)	$2,372.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$65.0	$263.9	$89.2	$(207.3)	$210.8
Cash flows from investing activities:
Capital expenditures	(6.6)	(46.2)	(9.1)	-	(61.9)
Purchase of restricted investments	-	-	(8.0)	-	(8.0)
Proceeds from sale of restricted
investments	-	-	0.7	-	0.7
Net change in restricted cash	(0.1)	-	6.4	-	6.3
Net settlements on interest rate swaps	(10.9)	-	-	-	(10.9)
Other	-	(0.7)	-	-	(0.7)
Net cash provided by (used in) investing
activities of discontinued operations—
Proceeds from sale of LTCHs	107.9	-	-	-	107.9
Other investing activities of
discontinued operations	-	(0.3)	(0.4)	-	(0.7)
Net cash provided by (used in)
investing activities	90.3	(47.2)	(10.4)	-	32.7
Cash flows from financing activities:
Principal borrowings on term loan	100.0	-	-	-	100.0
Proceeds from bond issuance	120.0	-	-	-	120.0
Principal payments on debt, including
pre-payments	(505.2)	(0.8)	-	3.0	(503.0)
Borrowings on revolving credit facility	338.0	-	-	-	338.0
Payments on revolving credit facility	(238.0)	-	-	-	(238.0)
Principal payments under capital lease
obligations	(0.7)	(7.7)	(1.7)	-	(10.1)
Debt issue costs	(4.3)	-	-	-	(4.3)
Dividends paid on convertible perpetual
preferred stock	(19.5)	-	-	-	(19.5)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(31.6)	-	(31.6)
Other	4.3	-	-	-	4.3
Change in intercompany advances	49.1	(207.8)	(45.6)	204.3	-
Net cash used in financing
activities	(156.3)	(216.3)	(78.9)	207.3	(244.2)
(Decrease) increase in cash and cash
equivalents	(1.0)	0.4	(0.1)	-	(0.7)
Cash and cash equivalents at
beginning of period	45.8	0.1	2.4	-	48.3
Cash and cash equivalents of
facilities in discontinued operations
at beginning of period	0.1	-	-	-	0.1
Less: Cash and cash equivalents of
facilities in discontinued operations
at end of period	-	-	-	-	-
Cash and cash equivalents at end of
period	$44.9	$0.5	$2.3	$-	$47.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating
activities	$166.3	$164.9	$84.8	$(152.1)	$263.9
Cash flows from investing activities:
Capital expenditures	(5.2)	(28.2)	(15.4)	-	(48.8)
Acquisition of businesses, net of cash required	-	(34.1)	-	-	(34.1)
Purchase of restricted investments	-	-	(25.5)	-	(25.5)
Proceeds from sale of restricted
investments	-	-	10.4	-	10.4
Net change in restricted cash	1.7	-	32.4	-	34.1
Net settlements on interest rate swaps	(33.7)	-	-	-	(33.7)
Other	-	(0.3)	-	-	(0.3)
Net cash provided by (used in) investing
activities of discontinued operations	0.3	(0.7)	7.5	-	7.1
Net cash (used in) provided by
investing activities	(36.9)	(63.3)	9.4	-	(90.8)
Cash flows from financing activities:
Principal payments on debt, including
pre-payments	(11.2)	-	-	3.0	(8.2)
Principal payments under capital lease
obligations	(1.6)	(7.5)	(1.5)	-	(10.6)
Dividends paid on convertible perpetual
preferred stock	(19.5)	-	-	-	(19.5)
Distributions paid to noncontrolling
interests of consolidated affiliates	-	-	(26.3)	-	(26.3)
Other	0.3	-	0.8	-	1.1
Change in intercompany advances	13.6	(95.3)	(67.4)	149.1	-
Net cash used in financing activities of
discontinued operations	-	-	(0.1)	-	(0.1)
Net cash used in financing
activities	(18.4)	(102.8)	(94.5)	152.1	(63.6)
Increase (decrease) in cash and cash
equivalents	111.0	(1.2)	(0.3)	-	109.5
Cash and cash equivalents at
beginning of period	76.2	1.7	2.8	-	80.7
Cash and cash equivalents of
facilities in discontinued operations
at beginning of period	0.1	-	0.1	-	0.2
Less: Cash and cash equivalents of
facilities in discontinued operations
at end of period	-	-	-	-	-
Cash and cash equivalents at end of
period	$187.3	$0.5	$2.6	$-	$190.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. Readers should also review the Cautionary Statement Regarding Forward-Looking Statements section set forth at the beginning of this report and incorporated herein by reference.

Executive Overview

Our Business

We operate inpatient rehabilitation hospitals and provide treatment on both an inpatient and outpatient basis. As of September 30, 2011, we operated 97 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 28 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 26 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. See also the “Reclassifications” section below for a discussion of six freestanding long-term acute care hospitals (“LTCHs”), five of which we sold and one of which we closed in August 2011.

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

Our priorities in 2011 have been to: (1) continue to provide high-quality, cost-effective care in our existing markets; (2) strengthen our balance sheet through the retirement of our most expensive debt (our 10.75% Senior Notes due 2016); and (3) expand our services to more patients who require inpatient rehabilitation services by constructing and opportunistically acquiring new hospitals and pursuing capacity expansions in existing hospitals.

Total discharges grew 5.1% and 6.3% during the three and nine months ended September 30, 2011, respectively. Our same-store discharges grew 4.0% during each of the three and nine months ended September 30, 2011 compared to the same periods of 2010, with the remainder coming from hospitals opened or acquired in the prior 12 months. This growth includes the net expansion of licensed beds in our existing hospitals by 20 beds and 45 beds in the three and nine months ended September 30, 2011, respectively. While increasing our market share in 2011, our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation

(the “UDS”), remained well above the average for hospitals included in the UDS database. And, as discussed below in the “Results of Operations” section of this Item, not only did our hospitals treat more patients and enhance outcomes, they did so in a cost-effective manner.

In the second and third quarters of 2011, we fully retired our 10.75% Senior Notes due 2016 through two transactions. On June 15, 2011, we completed a call of $335.0 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335.0 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011. On September 1, 2011, we completed a call of the remaining $165.6 million in principal of our 10.75% Senior Notes due 2016. The notes also were called at a price of 105.375%, which resulted in a total cash outlay of approximately $175 million to retire the $165.6 million in principal. This optional redemption was funded with approximately $125 million of cash on hand, which included the proceeds from the sale of five of our LTCHs in August 2011, and a $50 million draw on our revolving credit facility.

Our development efforts also have continued to yield positive results. Specifically:

•
In March 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Marion County, Florida. Construction on this 40-bed hospital is scheduled to begin in the fourth quarter of 2011.

•
On May 3, 2011, we entered into a definitive agreement to purchase substantially all of the assets of Drake Center’s inpatient rehabilitation services located in Cincinnati, Ohio and sublease space for the operation of a 38-bed inpatient rehabilitation hospital that will be fully owned and operated by HealthSouth. HealthSouth Rehabilitation Hospital at Drake will remain on Drake’s campus and is expected to begin accepting patients in December 2011.

•
In October 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Martin County, Florida. The 34-bed hospital will be a partnership with Martin Memorial Health Systems. Construction on this hospital is expected to begin in the third quarter of 2012.

In the three months ended September 30, 2011, discharge growth of 5.1% coupled with a 3.3% increase in net patient revenue per discharge generated 8.6% growth in net patient revenue from our hospitals compared to the same period of 2010. This revenue growth combined with continued disciplined expense management resulted in a $12.0 million, or 17.9%, increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2010 Form 10-K) quarter over quarter.

In the nine months ended September 30, 2011, discharge growth of 6.3% coupled with a 2.7% increase in net patient revenue per discharge generated 9.1% growth in net patient revenue from our hospitals compared to the same period of 2010. Operating earnings increased $44.8 million, or 20.9%, period over period due to the same reasons discussed above for the quarter-over-quarter increase. Net cash provided by operating activities was $210.8 million for the nine months ended September 30, 2011 compared to $263.9 million for the same period of 2010. Net cash provided by operating activities for the nine months ended September 30, 2011 included cash payments associated with our capital structure enhancements (as discussed below and in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report) and a settlement discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. The timing of interest payments on long-term debt and an increase in Medicare-related accounts receivable due to revenue growth and timing issues resulting from legal entity reorganizations also negatively impacted operating cash flows in the first nine months of 2011 compared to the first nine months of 2010. See the “Results of Operations” and “Liquidity and Capital Resources” sections of the Item for additional information.

We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages, and we believe this market factor aligns with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many non-core services, inpatient rehabilitation is our core business. We also believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or opportunistically acquiring new hospitals in these markets. For additional discussion of our strategy and business outlook, see the “Business Outlook” section below.

Reclassifications

On May 17, 2011, we entered into a definitive agreement with certain subsidiaries of LifeCare Holdings, Inc. (collectively, the “Buyer”), pursuant to which we agreed to sell, and the Buyer agreed to acquire, substantially all of the assets of all six of our LTCHs for approximately $120 million, consisting of cash and retained working capital. On July 21, 2011, HealthSouth and the Buyer amended the definitive agreement to remove HealthSouth Hospital of Houston (the “Houston LTCH”) from the sale transaction and reduce the aggregate purchase price by $2.5 million to $117.5 million. The transaction to sell five of our LTCHs was completed on August 1, 2011. We closed the Houston LTCH in August 2011 and expect to sell the associated real estate.

Accordingly, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

See Note 7, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Litigation By and Against Former Independent Auditor

As discussed in Note 11, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association require that all aspects of the arbitration remain confidential. While we had hoped this arbitration process would be completed in the second half of 2011, significant scheduling conflicts have limited the number of hearings in the third and fourth quarters of 2011 and will push the proceedings into next year. Since the beginning of the arbitration in July 2010, there have been approximately 18 weeks of hearings, generally in four-day blocks of time. Going forward, the arbitrators have scheduled approximately seven additional weeks through April 2012. Despite scheduling issues and the fact the arbitration is taking longer than expected, we remain confident in our claims and are committed to aggressively and diligently pursuing them to conclusion.

Stock Repurchase Authorization

As previously reported and as discussed in more detail below, there are numerous deficit reduction initiatives with Medicare payment reduction proposals being discussed in Washington. Primarily as a result of these proposals, the price of our common stock has experienced increased volatility over the past few months.

In consideration of the above and other factors (including, but not limited to, the reduction in our financial leverage), in October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. Subject to certain terms and conditions, including compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility.

Our board of directors also granted discretion to management to opportunistically repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwester, N.A., as warrant agent. Likewise, this authority does not require the purchase of a specific number of warrants, has an indefinite term, and is subject to termination by our board of directors. See Note 20, Earnings per Common Share, to the financial statements accompanying the 2010 Form 10-K for additional information regarding these warrants.

Key Challenges

Over the past few years, we have focused on delevering, strengthening our balance sheet, growing organically (i.e., growing our core business through means other than acquisitions), and pursuing acquisitions of competitor inpatient rehabilitation facilities (“IRFs”). We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to continue to invest in our core business, further reduce long-term debt, and make opportunistic repurchases of our common stock. In addition, and as discussed in the “Liquidity and Capital Resources” section of this Item, we have continued our capital structure enhancements in 2011, including the March 2011 additional public offering of our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022, the amendment and restatement of our existing credit agreement in May 2011, and the redemptions in June and September 2011 of all of our 10.75% Senior Notes due 2016. As a result of these actions, our leverage ratio is within our target range, and we believe our debt capital is appropriately structured, in terms of liquidity and maturity profile. See also Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

As we continue to execute our business plan, the following are some of the challenges we face:

•
Deficit Reduction. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011. The Act establishes the Joint Select Committee on Deficit Reduction which is charged with proposing legislation that would reduce the federal deficit by at least $1.5 trillion or reduce federal spending against annual baselines by at least $1.2 trillion or more over the next ten years. To the extent this committee develops specific recommendations, it is likely these recommendations will include changes to Medicare, and some of these changes could impact us. The Act also includes provisions for the automatic reduction of Medicare program payments by up to 2% for all healthcare providers if this committee is unable to reach an agreement on spending cuts of at least $1.2 trillion in the federal budget by November 23, 2011 or such cuts are not enacted into law by January 15, 2012.

On September 19, 2011, President Obama released his proposed Plan for Economic Growth and Deficit Reduction (the “President’s Proposed Plan”). On September 23, 2011, he released certain legislative language and analysis clarifying certain aspects of the proposal. The President’s Proposed Plan outlines his recommendations on deficit reduction, job creation, and revitalization of the economy and includes three IRF-related provisions: (1) reducing annual payment updates; (2) lowering IRF payment rates towards skilled nursing facility (“SNF”) rates for certain conditions; and (3) increasing the compliance threshold for IRFs. The President’s Proposed Plan would require reductions, beyond those already in place and discussed below, in annual market basket updates by up to 1.1% from 2014 through 2021 so long as the resulting annual payment update is not below 0%. The President’s Proposed Plan also includes a proposal to lower IRF payment rates towards SNF rates for the treatment of certain specified conditions beginning in fiscal year 2013 without providing sufficient details on the specific impairment codes on which payments would be affected. The President’s Proposed Plan also fails to address the differences between the higher level of care provided in IRFs under Medicare’s conditions of participation versus the lower level of care and requirements in SNFs or between Medicare reimbursement methodologies for IRFs (prospective episode basis) and SNFs (per diem). Furthermore, the President’s Proposed Plan fails to address the Centers for Medicare and Medicaid Services’ (“CMS”) observations of improved outcomes and faster rates of recovery exhibited by IRF patients compared to SNF patients. Finally, the President’s Proposed Plan recommends an increase of the Medicare compliance threshold for IRFs to 75%, from the current 60%, effective for cost reporting periods beginning after October 1, 2012. To qualify as an inpatient rehabilitation hospital under the Medicare program, a rehabilitation hospital or unit must treat a certain percentage of its patients (i.e., the compliance threshold) from at least one of a specified and limited list of 13 medical conditions. Any inpatient rehabilitation hospital or unit that fails to meet this requirement would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services.

We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be recommended by the Joint Select Committee or passed by Congress, or the effect any such initiatives or reductions will have on us. If ultimately enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe the steps we have taken to reduce our debt and corresponding interest expense obligations coupled with our efficient cost structure should allow us to adjust to any potential initiative or payment reductions more easily than many other inpatient rehabilitation providers.

•
Healthcare Reform. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws remain subject to continuing regulatory and legal scrutiny, and many aspects of their implementation are still uncertain or subject to judicial challenge. We cannot predict the outcome of any legislation or litigation related to the 2010 Healthcare Reform Laws, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure any healthcare laws adopted or amended promote our goal of high-quality, cost-effective care. It should also be noted that in September 2011, the United States Department of Justice on behalf of the United States Department of Health and Human Services (“HHS”) formally requested, through a petition for writ of certiorari, a review as to whether the 2010 Healthcare Reform Laws are constitutional. This action by HHS significantly increases the likelihood the Supreme Court of the United States will hear this issue. However, we cannot predict the timing or outcome of such a hearing.

Many provisions within the 2010 Healthcare Reform Laws are beginning to or could in the future have an impact on our business, including: (1) the reduction in annual market basket updates to providers, including annual productivity adjustment reductions as of October 1, 2011; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans.

Most notably for HealthSouth, these laws include a reduction in annual market basket updates to hospitals. Starting on April 1, 2010, the market basket update of 2.5% we received on October 1, 2009 was reduced to 2.25%. Similar reductions to our annual market basket update will occur each year through 2019, although the amount of each year’s decrease will vary over time (reduction of 10 basis points for fiscal year 2012). The effective dates for these market basket update reductions will be October 1st of each year. In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require an additional productivity adjustment reduction to the market basket update on an annual basis. This new productivity adjustment will be equal to the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity and will be effective October 1st of each year.

On July 29, 2011, CMS released its notice for fiscal year 2012 (the “2012 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The 2012 Rule is effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule include a 2.9% market basket update that will be reduced by 0.1% to 2.8% under the requirements of the 2010 Healthcare Reform Laws. The 2010 Healthcare Reform Laws also require for the first time a productivity adjustment reduction to the market basket update. The first annual productivity adjustment effective October 1, 2011 under the 2012 Rule is a decrease to the market basket update of 1.0%. The 2012 Rule also includes other pricing changes that impact our hospital-by-hospital base rates for Medicare reimbursement. Based on our preliminary analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other changes included in the 2012 Rule, we believe the 2012 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% beginning October 1, 2011.

The 2010 Healthcare Reform Laws also direct HHS to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. In August 2011, the Center for Medicare and Medicaid Innovation within CMS released details for a voluntary Bundled Payments for Care Improvement Initiative (the “Bundled Payments Initiative”). These voluntary bundling pilot projects are scheduled to begin no later than January 2013 and are limited in scope. We are currently evaluating whether or not to participate in the Bundled Payments Initiative.

Similarly, the 2010 Healthcare Reform Laws require CMS to start a voluntary program by January 1, 2012 for ACOs in which hospitals, physicians, and other care providers develop entities to pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are met. In October 2011, CMS issued a final rule relating to the ACO program. We are currently evaluating this rule to determine its impact on us and to determine if we want to participate in any of the ACO pilots.

Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions that are also part of these laws (as discussed above), it is believed certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.

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

See also Item 1A, Risk Factors, to the 2010 Form 10-K.

•
Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new beds to existing hospitals. Ensuring continuous compliance with these laws and regulations is an operating requirement for all healthcare providers.

Reimbursement for our inpatient rehabilitation services are discussed above and in Item 1, Business, “Sources of Revenues,” to the 2010 Form 10-K.

Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. On November 1, 2011, CMS released its notice of final rulemaking for the Medicare physician fee schedule for calendar year 2012. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate (“SGR”) formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each case, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. If Congress does not extend this relief, as it has done since 2002, or permanently modify the SGR formula by January 1, 2012, payment levels for outpatient services under the physician fee schedule will be reduced at that point by approximately 27.4%. If no further action is taken by Congress to prevent these payment reductions, we would consider alternatives, including closure of additional outpatient satellite clinics, to mitigate the impact of these reductions to our earnings. However, we cannot predict what action, if any, Congress will take on the physician fee schedule or what future rule changes CMS will implement. This uncertainty is only exacerbated by the ongoing deficit reduction discussions in Washington. The Congressional Budget Office estimated a permanent fix to the SGR formula would cost approximately $298 billion over ten years. There are varying proposals being suggested that would pay for either a temporary or permanent fix to the SGR formula, including additional provider reimbursement cuts. We believe the SGR formula fix may not be included in the Joint Select Committee’s final recommendations and a separate SGR formula fix will need to be passed at the end of the year, potentially resulting in additional reductions in provider reimbursement.

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

See also Item 1, Business, “Sources of Revenue” and “Regulation,” and Item 1A, Risk Factors, to the 2010 Form 10-K.

Business Outlook

Healthcare has always been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who can provide high-quality care and have the capabilities to adapt to changes in the regulatory environment. Given the range of possible outcomes from the deficit reduction initiatives being discussed in Washington, we believe this is true now more than ever. We also believe HealthSouth has the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.

While we do not anticipate any significant change to the long-term demand for inpatient rehabilitative care or our ability to provide this care on a high-quality, cost-effective basis, we do expect continued uncertainty surrounding the various deficit reduction initiatives with potential changes to the Medicare program — changes that could alter the strategic and operational dynamics of our business. Accordingly, while we would prefer to spend our cash flows on the opportunistic growth of our business, we may choose to redirect funding from our previously-announced accelerated de novo strategy (except those for which we have a certificate of need) towards further repayments of our long-term debt and/or the opportunistic repurchases of our common stock in accordance with our stock repurchase authorization.

Despite the near-term uncertainty, we will maintain our focus on providing high-quality care while finding efficiencies in our cost structure at both the corporate and operational levels. With this in mind, we have made certain investments in our core business in 2011. One such investment is the continued piloting of an electronic clinical information system, and in June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system in 2012. In addition, we have continued our company-wide initiative of developing best practices for different components of our operational structure. During 2010, we made an investment in care management that continued in 2011 with a company-wide implementation of our findings. The goal of this initiative is to enhance the coordination of care and communication among the patient, the patient’s family, the hospital’s treatment team, and payors, thereby improving outcomes and patient satisfaction.

We also will continue to monitor the labor market and will make appropriate adjustments to remain competitive in this challenging environment while investing in our most valuable resource — our employees — and remaining committed to our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. Unlike certain other post-acute providers, patients treated in inpatient rehabilitation hospitals require and receive significantly more intensive services because of their acute medical conditions. This includes 24-hour per day, seven days per week supervision by registered nurses. As part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more certified rehabilitation registered nurses (“CRRNs”). We encourage our nursing professionals to seek CRRN certifications via salary incentives and tuition reimbursement programs. While these incentive programs increase our costs, we believe the benefits of increasing the number of CRRNs far out-weigh such costs and further differentiate us, in particular our quality of care, from other post-acute providers.

As previously noted, healthcare has always been a highly regulated industry, and we have cautioned our shareholders that future Medicare payments could be at risk. However, we also have systematically adopted strategies to prepare the Company to absorb these risks. We have been disciplined in creating a capital structure that is flexible with no significant maturities prior to 2016. We have redeemed our most expensive debt and reduced our interest expense. We have not acquired companies outside our core business. Rather, we have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis.

While we acknowledge the aforementioned deficit reduction efforts are creating a great deal of uncertainty, the fundamentals of our business remain strong. We are in a healthcare sector with favorable demographics. Most of the patients we treat are over the age of 65 and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally non-discretionary in nature. As the baby boomers age, this segment of the population will grow. In our markets, we have estimated the demand for inpatient rehabilitative care is growing at an average of 2.5% per year. Not only are we in a growing sector of healthcare, we are the industry leader in that sector. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently gain market share, realize better outcomes than our competitors and achieve these results at significantly lower costs. Most importantly, our balance sheet is strong. Our leverage ratio is within our target range, we have ample liquidity, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices.

Results of Operations

During the three and nine months ended September 30, 2011 and 2010, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Medicare	72.0%	70.2%	71.8%	70.2%
Medicaid	1.6%	1.8%	1.7%	1.8%
Workers’ compensation	1.6%	1.6%	1.7%	1.6%
Managed care and other discount plans	20.0%	21.5%	19.8%	21.5%
Other third-party payors	1.9%	2.3%	2.0%	2.3%
Patients	1.3%	1.4%	1.2%	1.3%
Other income	1.6%	1.2%	1.8%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

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

For the three and nine months ended September 30, 2011 and 2010, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
	(In Millions)			(In Millions)
Net operating revenues	$497.7	$460.8	8.0%	$1,508.8	$1,386.7	8.8%
Operating expenses:
Salaries and benefits	245.0	231.7	5.7%	730.6	684.2	6.8%
Other operating expenses	70.3	65.4	7.5%	216.6	197.4	9.7%
General and administrative expenses	26.4	24.9	6.0%	80.7	77.9	3.6%
Supplies	24.7	24.1	2.5%	76.7	73.3	4.6%
Depreciation and amortization	19.5	18.4	6.0%	58.6	53.7	9.1%
Occupancy costs	12.5	11.4	9.6%	36.2	33.0	9.7%
Provision for doubtful accounts	5.1	3.7	37.8%	14.9	14.8	0.7%
Loss on disposal of assets	2.8	0.1	2,700.0%	3.9	0.5	680.0%
Government, class action, and
related settlements	-	0.8	(100.0%)	(10.6)	0.8	(1,425.0%)
Professional fees—accounting,
tax, and legal	4.0	5.2	(23.1%)	16.2	13.8	17.4%
Total operating expenses	410.3	385.7	6.4%	1,223.8	1,149.4	6.5%
Loss on early extinguishment of debt	12.7	-	N/A	38.8	0.4	9,600.0%
Interest expense and amortization of
debt discounts and fees	26.3	30.8	(14.6%)	96.3	91.4	5.4%
Other income	(0.2)	(0.7)	(71.4%)	(1.5)	(2.8)	(46.4%)
Loss on interest rate swaps	-	9.0	(100.0%)	-	13.0	(100.0%)
Equity in net income of nonconsolidated
affiliates	(3.1)	(2.3)	34.8%	(8.8)	(7.5)	17.3%
Income from continuing operations
before income tax expense (benefit)	51.7	38.3	35.0%	160.2	142.8	12.2%
Provision for income tax expense
(benefit)	18.1	(0.4)	(4,625.0%)	21.9	0.7	3,028.6%
Income from continuing operations	33.6	38.7	(13.2%)	138.3	142.1	(2.7%)
Income from discontinued operations,
net of tax	34.7	3.2	984.4%	53.8	7.8	589.7%
Net income	68.3	41.9	63.0%	192.1	149.9	28.2%
Less: Net income attributable to
noncontrolling interests	(11.3)	(10.1)	11.9%	(33.4)	(30.1)	11.0%
Net income attributable
to HealthSouth	$57.0	$31.8	79.2%	$158.7	$119.8	32.5%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Salaries and benefits	49.2%	50.3%	48.4%	49.3%
Other operating expenses	14.1%	14.2%	14.4%	14.2%
General and administrative expenses	5.3%	5.4%	5.3%	5.6%
Supplies	5.0%	5.2%	5.1%	5.3%
Depreciation and amortization	3.9%	4.0%	3.9%	3.9%
Occupancy costs	2.5%	2.5%	2.4%	2.4%
Provision for doubtful accounts	1.0%	0.8%	1.0%	1.1%
Loss on disposal of assets	0.6%	0.0%	0.3%	0.0%
Government, class action, and
related settlements	0.0%	0.2%	(0.7%)	0.1%
Professional fees—accounting, tax,
and legal	0.8%	1.1%	1.1%	1.0%
Total	82.4%	83.7%	81.1%	82.9%

Additional information regarding our operating results for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Millions)
Net patient revenue—inpatient	$458.8	$422.6	$1,386.3	$1,270.4
Net patient revenue—outpatient
and other revenues	38.9	38.2	122.5	116.3
Net operating revenues	$497.7	$460.8	$1,508.8	$1,386.7

	(Actual Amounts)
Discharges	29,350	27,931	88,288	83,052
Outpatient visits	236,969	253,837	718,377	764,678
Average length of stay	13.4 days	13.8 days	13.5 days	13.9 days
Occupancy %	67.2%	66.0%	68.6%	66.7%
# of licensed beds	6,376	6,331	6,376	6,331
Full-time equivalents*	15,081	14,785	15,092	14,621

*
Excludes 395 and 401 full-time equivalents for the three months ended September 30, 2011 and 2010, respectively, and 396 full-time equivalents for the nine months ended September 30, 2011 and 2010 who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

 Net Operating Revenues

Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.6% and 1.2% of consolidated Net operating revenues for the three months ended September 30, 2011 and 2010, respectively, and 1.8% and 1.3% of consolidated Net operating revenues for the nine months ended September 30, 2011 and 2010, respectively. See below for discussion of state provider taxes included in other revenues during the three and nine months ended September 30, 2011.

Net patient revenue from our hospitals was 8.6% higher for the three months ended September 30, 2011 than the three months ended September 30, 2010. This increase was attributable to a 5.1% increase in patient discharges and a 3.3% increase in net patient revenue per discharge. Discharge growth included a 4.0% increase in same-store discharges, with the remainder coming from hospitals opened or acquired in the prior 12 months. Net patient revenue per discharge increased primarily due to the following:

•
Pricing adjustments – On October 1, 2010, we received a 2.5% market basket update that was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above. In addition to pricing adjustments from Medicare, we have also received positive pricing adjustments from managed care payors.

•
New hospitals – We opened four new hospitals in June, August, and September of 2010. We generally do not receive full reimbursement for the first 30 Medicare patients discharged from a new hospital (i.e., the initial Medicare enrollment period), which reduced our net patient revenue per discharge in 2010.

•
Patient outcomes – As part of our focus on providing high-quality, cost-effective care, we strive to discharge patients to the most appropriate setting and reduce the number of transfers back to acute care hospitals. This goal is not only in our patients’ best interests, it also has a financial implication to us. Under IRF-PPS, transfers back to an acute care hospital result in payment penalties that reduce our reimbursement per discharge. In the third quarter of 2011, we reduced our transfers back to acute care hospitals over the same period of 2010. Thus, our average revenue per discharge increased.

Net patient revenue from our hospitals was 9.1% higher for the nine months ended September 30, 2011 than the nine months ended September 30, 2010 due to the same reasons discussed above for three months ended September 30, 2011. Same-store discharges were 4.0% higher period over period for the nine months.

Outpatient and other revenues in the three and nine months ended September 30, 2011 included the receipt of $1.7 million and $8.7 million, respectively, in state provider tax refunds. A number of states in which we operate hospitals assess a provider tax to certain healthcare providers. Those tax revenues at the state level are generally matched by federal funds. In order to induce healthcare providers to serve low income patients, many states redistribute a substantial portion of these funds back to the various providers. These redistributions are based on different metrics than those used to assess the tax, and are thus in different amounts and proportions than the initial tax assessment. As a result, some providers receive a net benefit while others experience a net expense. See the discussion of Other operating expenses below for information on state provider tax expenses recorded in these same periods.

Excluding the state provider tax refunds discussed above, outpatient and other revenues decreased in the three and nine months ended September 30, 2011 compared to the same periods of 2010 due to the decrease in outpatient volumes and the closure of outpatient satellite clinics in prior periods. While outpatient volumes declined, the number of home health visits included in these volume metrics increased in both periods presented. Because home health visits receive a higher reimbursement rate per visit, we experienced an improvement in our net outpatient revenue per visit which offset a portion of the decrease in volume during the three and nine months ended September 30, 2011 compared to the same periods of 2010.

As discussed above, we received a market basket update of 2.9% under the 2012 Rule effective October 1, 2011. However, this market basket update was reduced by 1.1% to 1.8% under the requirements of the 2010 Healthcare Reform Laws.

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

We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the three months ended September 30, 2011 and 2010, our EPOB was 3.53 and 3.56, respectively, or a period over period improvement of 0.8%. For the nine months ended September 30, 2011 and 2010, our EPOB was 3.47 and 3.48, respectively, or a period over period improvement of 0.3%.

Salaries and benefits increased in both 2011 periods presented primarily due to an approximate 2% merit increase provided to employees on October 1, 2010, a change in the skills mix of employees at our hospitals, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2010 development activities. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing a higher percentage of registered nurses and certified rehabilitation registered nurses, which increases our average cost per full-time equivalent, and fewer licensed practical nurses.

Salaries and benefits as a percent of Net operating revenues decreased in both periods presented. This decrease resulted from the ramping up of new hospitals in 2010 (i.e., costs with no to little revenues at new hospitals) and our increasing revenue base in 2011, as discussed above.

As it is routine to provide merit increases to our employees on October 1 of each year, which normally coincides with our annual Medicare pricing adjustment, we provided an approximate 2% merit increase to our employees effective October 1, 2011.

Other Operating Expenses

Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.

Other operating expenses increased in both periods presented primarily as a result of increased patient volumes. Other operating expenses in the three and nine months ended September 30, 2011 also included $1.7 million and $6.0 million, respectively, of expenses associated with state provider taxes, as discussed above. Excluding the expenses associated with these taxes, Other operating expenses as a percent of Net operating revenues decreased by 40 basis points and 20 basis points, respectively, during the three and nine months ended September 30, 2011 compared to the same periods of 2010 due primarily to our increasing revenue base.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.

General and administrative expenses as a percent of Net operating revenues decreased in both periods presented primarily as a result of disciplined expense management and our increasing revenue base.

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

The change in the Provision for doubtful accounts as a percent of Net operating revenues in each period presented is primarily the result of continued collection efforts offset by the timing and aging of these denials. In addition, we continue to benefit from the enhancements we made to our processes around the capture and recovery of Medicare-related bad debts.

During the first half of 2011, we experienced an increase in denials of certain diagnosis codes. As these denials age (as shown in the increase in the Provision for doubtful accounts as a percent of Net operating revenues in the three months ended September 30, 2011 compared to the same period of 2010), we expect to experience an increase in our Provision for doubtful accounts as a percent of Net operating revenues in subsequent quarters.

Loss on disposal of assets

The Loss on disposal of assets in the three and nine months ended September 30, 2011 primarily resulted from the write-off of certain assets as we updated, or “refreshed,” some of our hospitals.

Government, Class Action, and Related Settlements

The gain included in Government, class action, and related settlements for the nine months ended September 30, 2011 resulted from the recovery of assets from Richard M. Scrushy, our former chairman and chief executive officer, as discussed in Note 11, Contingencies, “Litigation By and Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Professional Fees—Accounting, Tax, and Legal

Professional fees—accounting, tax, and legal for the three and nine months ended September 30, 2011 and 2010 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees for the nine months ended September 30, 2011 specifically included $4.4 million related to our obligation to pay 35% of any recovery from Richard M. Scrushy to the attorneys for the derivative shareholder plaintiffs, as discussed in Note 11, Contingencies, “Litigation By and Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Loss on Early Extinguishment of Debt

As discussed in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in June and September 2011, we redeemed all of our 10.75% Senior Notes due 2016. The Loss on early extinguishment of debt during the three and nine months ended September 30, 2011 resulted from these transactions.

Interest Expense and Amortization of Debt Discounts and Fees

The decrease in Interest expense and amortization of debt discounts and fees during the three months ended September 30, 2011 compared to the same period of 2010 was due primarily to a decrease in our average borrowings. Our average borrowings decreased as a result of the redemption in 2011 of our 10.75% Senior Notes due 2016 and our October 2010 refinancing transactions.

The increase in Interest expense and amortization of debt discounts and fees during the nine months ended September 30, 2011 compared to the same period of 2010 was due primarily to an increase in our average interest rate offset by a decrease in our average borrowings. Our average interest rate was 8.3% for the nine months ended September 30, 2011 compared to 7.0% for the nine months ended September 30, 2010. Our average interest rate increased as a result of our October 2010 refinancing transactions in which we replaced our variable-rate senior secured term loan with higher fixed-rate senior unsecured notes, as well as the additional offering of senior notes completed in March 2011. Lower average borrowings resulted from debt reductions throughout 2010 and 2011, as discussed above.

Interest expense will decrease in the fourth quarter of 2011 due to the redemption of our 10.75% Senior Notes due 2016.

For additional information regarding debt and related interest expense, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K, and the “Liquidity and Capital Resources” section of this Item.

Loss on Interest Rate Swaps

Our Loss on interest rate swaps represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that were not designated as hedges. As discussed in Note 4, Derivative Instruments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, both of our interest rate swaps not designated as hedges expired in March 2011. The last interest rate set date for these swaps was December 10, 2010. At that time, we accrued the final net settlement payments for these swaps. Therefore, we did not record any losses related to these swaps in the first quarter of 2011. The net loss recorded during the three and nine months ended September 30, 2010 represented the change in the market’s expectations for interest rates over the remaining term of the swap agreements.

During the three months ended September 30, 2010, we made net cash settlement payments of $10.6 million to our counterparties. During the nine months ended September 30, 2011 and 2010, we made net cash settlement payments of $10.9 million and $33.7 million, respectively, to our counterparties.

Income from Continuing Operations Before Income Tax Expense (Benefit)

The increase in our Income from continuing operations before income tax expense (“pre-tax income”) during the three and nine months ended September 30, 2011 compared to the same periods of 2010 resulted from increased Net operating revenues and disciplined expense management.

Provision for Income Tax Expense (Benefit)

Due to our significant federal net operating loss carryforwards, we do not expect to pay significant federal cash income taxes for up to seven years. We currently estimate our cash income tax expense to be approximately $5 million to $8 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three and nine months ended September 30, 2011, cash income tax expense was $1.7 million and $5.9 million, respectively.

Our Provision for income tax expense of $18.1 million for the three months ended September 30, 2011 was comprised of: (1) estimated income tax expense of approximately $16 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) approximately $2 million of income tax benefit associated with a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the corresponding receipt of interest income on these refunds.

Our Provision for income tax expense of $21.9 million for the nine months ended September 30, 2011 was comprised of: (1) estimated income tax expense of approximately $50 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (4) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $8 million.

Our Provision for income tax benefit of $0.4 million for the three months ended September 30, 2010 included the following: (1) current income tax benefit of $2.3 million primarily attributable to a reduction in our accrual for alternative minimum tax and a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $1.6 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $0.3 million primarily attributable to increases in basis differences of certain indefinite-lived assets.

Our Provision for income tax expense of $0.7 million for the nine months ended September 30, 2010 included the following: (1) current income tax benefit of $7.6 million primarily attributable to a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the lapse of the applicable statute of limitations for certain claims offset by (2) current income tax expense of $5.9 million primarily attributable to state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes for subsidiaries not included in our federal consolidated income tax return and (3) deferred income tax expense of $2.4 million primarily attributable to adjustments for income taxes related to the reversal of previously established other comprehensive income items and increases in basis differences of certain indefinite-lived assets.

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

Results of Discontinued Operations

As discussed above and in Note 1, Basis of Presentation, “Reclassifications,” and Note 7, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we reclassified our condensed consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our condensed consolidated statements of operations and condensed consolidated statements of cash flows for the 2010 periods presented to include these facilities and their results of operations as discontinued operations.

The operating results of discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating revenues	$9.8	$30.4	$96.3	$93.8
Costs and expenses	13.5	27.5	68.0	85.5
Impairments	4.6	-	5.9	0.6
(Loss) income from discontinued operations	(8.3)	2.9	22.4	7.7
Loss on disposal of assets of discontinued operations	-	-	-	(1.2)
Gain on sale of LTCHs	65.8	-	65.8	-
Income tax (expense) benefit	(22.8)	0.3	(34.4)	1.3
Income from discontinued operations, net of tax	$34.7	$3.2	$53.8	$7.8

As discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the nine months ended September 30, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.

During the three and nine months ended September 30, 2011, we recorded impairment charges of $4.6 million and $5.9 million, respectively, as part of our results of discontinued operations. During the nine months ended September 30, 2010, we recorded impairment charges of $0.6 million as part of our results of discontinued operations. These charges related to closed hospitals. We determined the fair value of the impaired long-lived assets at these hospitals primarily based on the assets’ estimated fair value using valuation techniques that included offers we received from third parties to acquire the assets and third-party appraisals.

The transaction to sell five of our LTCHs was completed on August 1, 2011. As a result of this transaction, we recorded a $65.8 million pre-tax gain as part of our results of discontinued operations in the third quarter of 2011.

Income tax expense recorded as part of our results of discontinued operations during the nine months ended September 30, 2011 related primarily to the Delaware Settlement and the gain from the sale of five of our LTCHs.

See also Note 7, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Assets Held for Sale and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2010 Form 10-K for additional information.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.

The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital and credit markets and general business environment. Maintaining flexibility in our capital structure includes reducing our refinancing risks, allowing for debt prepayments with excess cash flows, and ensuring our debt agreements are limited in restrictive terms and maintenance covenants.

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

In addition, and as previously disclosed, in October 2010, we also replaced our existing credit agreement with a new credit agreement that would mature in 2015 and provided us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. On May 10, 2011, we amended and restated in its entirety our existing credit agreement (the “2011 Credit Agreement”). The following is a summary of the material provisions of the 2011 Credit Agreement that changed as a result of this amendment and restatement:

•
It created, under the pre-existing accordion feature, a $100 million term loan with an initial interest rate of LIBOR plus 2.5% (see below), maturing in May 2016. The 2011 Credit Agreement continues to permit future increases in revolving borrowing capacity or new term loans, or both, in an aggregate amount not to exceed $200 million. The net proceeds from the term loan were used to redeem a portion of our 10.75% Senior Notes due 2016 in June 2011, as discussed below.

•
It reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility, depending on the leverage ratio (as defined in the 2011 Credit Agreement) during a given interest rate period.

•	It reset the maturity date for the existing revolving credit facility from October 2015 to May 2016.

All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K. The 2011 Credit Agreement continues to provide for a senior secured revolving credit facility of up to $500 million, including a $260 million letter of credit subfacility. The new term loan will amortize quarterly at a per annum rate of 5% through June 30, 2013, then at 7.5% through June 30, 2014, and then at 10% through March 31, 2016. Pursuant to the terms of the 2011 Credit Agreement, on August 5, 2011, the spread above the applicable base rate (currently LIBOR) applicable to our revolving credit facility and $100 million term loan decreased from 2.5% to 2.25% as a result of the reduction in the leverage ratio calculated under the terms of the credit agreement and based on our quarterly financial statements filed for the quarterly period ended June 30, 2011.

On June 15, 2011, we completed a call of $335.0 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335.0 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 completed in March 2011.

On September 1, 2011, we completed the redemption of the remaining $165.6 million in principal of our 10.75% Senior Notes due 2016. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $175 million to retire the $165.6 million in principal. This optional redemption was funded with approximately $125 million of cash on hand, which included approximately $108 million of the proceeds from the sale of five of our LTCHs in August 2011, and a $50 million draw on our revolving credit facility.

As a result of the above redemptions of our 10.75% Senior Notes due 2016, we recorded a $12.7 million and $38.8 million Loss on early extinguishment of debt during the three and nine months ended September 30, 2011, respectively.

As a result of all of the above transactions during the past 12 months, we have improved the maturity profile and flexibility of our debt capital and significantly reduced near-term refinancing risk. In addition, interest expense declined in the third quarter of 2011 and is expected to decline further in the fourth quarter of 2011.

In addition to the above, in March 2011, we made the final cash settlement payments related to our two interest rate swaps that were not designated as hedging instruments.

Current Liquidity

As of September 30, 2011, we had $47.7 million in Cash and cash equivalents. This amount excludes $30.2 million in restricted cash (included in Other current assets in our condensed consolidated balance sheet) and $45.1 million of restricted marketable securities ($20.2 million included in Other current assets and $24.9 million included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. During 2011, we have continued to successfully negotiate with certain of our external partners to release restrictions placed on the joint ventures’ cash which allows us to manage and control the use of the joint ventures’ cash (see Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2010 Form 10-K).

In addition to Cash and cash equivalents, as of September 30, 2011, we had approximately $276 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2011, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.

As discussed above in the “Executive Overview” section of this Item, and despite the regulatory uncertainty currently facing healthcare providers, we anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, may be directed toward disciplined expansion of our inpatient business, further debt reduction, and share repurchases. Use of our revolver to fund any of the above may modestly increase our leverage in the near term.

As of September 30, 2011, we have scheduled principal payments of $4.5 million and $19.4 million in the remainder of 2011 and 2012, respectively, related to long-term debt obligations (see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face near-term refinancing risk, as the majority of amounts outstanding under our credit agreement do not mature until 2016, and the majority of our bonds are not due until 2018 and beyond.

See Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash

As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$210.8	$263.9
Net cash provided by (used in) investing activities	32.7	(90.8)
Net cash used in financing activities	(244.2)	(63.6)
(Decrease) increase in cash and cash equivalents	$(0.7)	$109.5

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2011 included $26.9 million related to the premium paid in conjunction with the redemption of our 10.75% Senior Notes in June and September 2011 and a $15.8 million decrease in the liability associated with Refunds due patients and other third-party payors. The decrease in this liability primarily related to a settlement discussed in Note 10, Settlements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. The timing of interest payments on long-term debt and an increase in Medicare-related accounts receivable due to revenue growth and timing issues resulting from legal entity reorganizations also negatively impacted cash flows during the nine months ended September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 included $6.9 million and $11.9 million, respectively, of state income tax refunds associated with prior periods.

Investing activities. Net cash provided by investing activities during the nine months ended September 30, 2011 included $107.9 million of proceeds from the sale of five of our LTCHs in August 2011, as discussed above and in Note 7, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Excluding these proceeds, the decrease in Net cash used in investing activities period over period would have resulted from the acquisition of two inpatient rehabilitation hospitals and net settlements on interest rate swaps during the nine months ended September 30, 2010.

Financing activities. The increase in Net cash used in financing activities during the nine months ended September 30, 2011 compared to the same period of 2010 resulted from the debt-related transactions discussed above and in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Net debt payments, including debt issue costs, were $197.4 million during the nine months ended September 30, 2011 compared to $18.8 million of net debt payments during the nine months ended September 30, 2010.

Funding Commitments

We have scheduled principal payments of $4.5 million and $19.4 million in the remainder of 2011 and 2012, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, IT initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2011, we made capital expenditures of $61.9 million. During 2011, we expect to spend approximately $90 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $40 million of this budgeted amount is considered discretionary.

As discussed earlier in this report, we believe continued growth in Adjusted EBITDA and our strong cash flows from operations will allow us to continue to invest in our core business, further reduce long-term debt, and make opportunistic repurchases of our common stock. For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, of the 2010 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2010 Form 10-K.

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

Our Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010 was as follows (in millions):

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$68.3	$41.9	$192.1	$149.9
Income from discontinued operations, net of tax,
attributable to HealthSouth	(34.8)	(3.4)	(54.9)	(8.0)
Provision for income tax expense (benefit)	18.1	(0.4)	21.9	0.7
Loss on interest rate swaps	-	9.0	-	13.0
Interest expense and amortization of debt discounts
and fees	26.3	30.8	96.3	91.4
Loss on early extinguishment of debt	12.7	-	38.8	0.4
Professional fees—accounting, tax, and legal	4.0	5.2	16.2	13.8
Government, class action, and related settlements	-	0.8	(10.6)	0.8
Net noncash loss on disposal of assets	2.8	0.1	3.9	0.5
Depreciation and amortization	19.5	18.4	58.6	53.7
Stock-based compensation expense	4.9	3.4	14.4	11.2
Net income attributable to noncontrolling interests	(11.3)	(10.1)	(33.4)	(30.1)
Other	-	0.2	-	0.2
Adjusted EBITDA	$110.5	$95.9	$343.3	$297.5

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$210.8	$263.9
Provision for doubtful accounts	(14.9)	(14.8)
Professional fees—accounting, tax, and legal	16.2	13.8
Interest expense and amortization of debt discounts and fees	96.3	91.4
Equity in net income of nonconsolidated affiliates	8.8	7.5
Net income attributable to noncontrolling interests in
continuing operations	(34.5)	(30.3)
Amortization of debt discounts and fees	(3.3)	(5.1)
Distributions from nonconsolidated affiliates	(9.7)	(4.7)
Current portion of income tax benefit	(1.5)	(1.7)
Change in assets and liabilities	68.1	(14.1)
Premium received on bond issuance	(4.1)	-
Premium paid on bond redemption	26.9	-
Change in government, class action, and related settlements	(6.5)	0.8
Operating cash provided by discontinued operations	(9.4)	(10.4)
Other	0.1	1.2
Adjusted EBITDA	$343.3	$297.5

The increase in Adjusted EBITDA was due primarily to the increase in Net operating revenues discussed above, as well as disciplined expense management.

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

We are secondarily liable for certain lease obligations primarily associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of September 30, 2011, we were secondarily liable for 29 such guarantees. The remaining terms of these guarantees range from one month to 93 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $26.2 million.

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

Contractual Obligations

Our consolidated contractual obligations as of September 30, 2011 are as follows (in millions):

	Total	October 1 through December 31, 2011	2012-2013	2014-2015	2016 and Thereafter
Long-term debt obligations:
Long-term debt, excluding
revolving credit facility and
capital lease obligations (a)	$1,070.7	$1.8	$15.5	$21.9	$1,031.5
Revolving credit facility	178.0	-	-	-	178.0
Interest on long-term debt (b)	697.6	20.8	164.3	163.1	349.4
Capital lease obligations (c)	123.5	3.9	32.0	19.3	68.3
Operating lease obligations (d)(e)	251.2	9.9	76.0	56.7	108.6
Purchase obligations (e)(f)	145.2	2.1	43.4	39.8	59.9
Other long-term liabilities (g)	3.5	0.1	0.4	0.4	2.6
Total	$2,469.7	$38.6	$331.6	$301.2	$1,798.3

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2011. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2010 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our condensed consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2010 Form 10-K. Also, at September 30, 2011, we had $8.0 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $0.1 million as of September 30, 2011. We continue to actively pursue the maximization of our remaining state income tax refund claims and other tax benefits. At this time, we cannot estimate a range of the reasonably possible change that may occur.

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

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of September 30, 2011 is shown in the following table (in millions):

	As of September 30, 2011
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$936.0	77.2%	$879.5	76.1%
Variable rate debt	276.8	22.8%	276.8	23.9%
Total long-term debt	$1,212.8	100.0%	$1,156.3	100.0%

Based on the size of our variable rate debt as of September 30, 2011, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.7 million over the next 12 months, assuming floating rate indices are floored at 0%.

A 1% increase in interest rates would result in an approximate $51.3 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $54.0 million increase in its estimated net fair value.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2011 that have a material effect on our Internal Control over Financial Reporting.

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

Item 1A.  Risk Factors

Certain information in the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2010 Form 10-K has been updated by the discussion in the “Executive Overview – Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchases of common stock during the three months ended September 30, 2011:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2011	118	$26.88	-	-
August 1 through August 31, 2011	759	22.75	-	-
September 1 through September 30, 2011	-	-	-	-
Total	877	23.31	-	-

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. Subject to certain terms and conditions, including compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	November 4, 2011

EXHIBIT INDEX
No.	Description

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document