Form 10-K
period 2011-12-31
HEALTHSOUTH CORP
filed 2012-02-23
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Commission File Number 001-10315
________________________________________________________
HealthSouth Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Grandview Parkway, Suite 200 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)
(205) 967-7116
(Registrant’s telephone number)
_____________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
_________________________________________________________
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
Large accelerated filer  ☒           Accelerated filer  ☐           Non-Accelerated filer  ☐            Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.5 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 94,671,611 shares of common stock of the registrant outstanding, net of treasury shares, as of February 15, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2012 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

•	reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;

•	increased costs of regulatory compliance and compliance monitoring in the healthcare industry, including the costs of investigating and defending asserted claims, whether meritorious or not;

•
our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and the impact on our labor expenses from potential union activity and staffing recruitment and retention;

•	competitive pressures in the healthcare industry and our response to those pressures;

•
our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures consistent with our growth strategy, including the realization of anticipated revenues, cost savings, and productivity improvements arising from the related operations;

•	any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings involving us;

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential disruptions or incidents affecting the proper operation, availability, or security of our information systems;

•
the price of our common stock as it affects our willingness and ability to repurchase shares under the program discussed further in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Overview," of this report;

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
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of revenues, number of hospitals, and patients treated and discharged. In order to focus on this core business and to reduce the excessive amount of debt incurred by the Company’s previous management, we completed a strategic repositioning in 2007 when we divested our surgery centers, outpatient, and diagnostic divisions. In 2011, we completed the sale of five of our six freestanding long-term acute care hospitals (“LTCHs”) and closed the remaining LTCH. For further discussion, see Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements. We operate 99 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 26 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. As of December 31, 2011, our inpatient rehabilitation hospitals had 6,461 licensed beds (excluding the 3 hospitals that have 234 licensed beds and operate as joint ventures which we account for using the equity method of accounting). While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. For additional detail on our hospitals and selected operating data, see the table in Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations.” In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts.
Our consolidated Net operating revenues approximated $2.0 billion, $1.9 billion, and $1.8 billion for the years ended December 31, 2011, 2010, and 2009, respectively. For 2011, approximately 92% of our Net operating revenues came from inpatient services and approximately 8% came from outpatient services and other revenue sources (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations”). During 2011, our inpatient rehabilitation hospitals treated and discharged 118,354 patients.
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally non-discretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize the latest in technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.

Competitive Strengths
As the nation’s largest owner and operator of inpatient rehabilitation hospitals and with our business focused primarily on those services, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. Our strengths can also be described in the following ways:

•
People. We believe our 22,000 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding rehabilitative care to our patients. We also undertake significant efforts to ensure our clinical and support staff maintains the education and training necessary to provide the highest quality rehabilitative care in a cost-effective manner.

•
Quality. Our hospitals provide a broad base of clinical experience from which we have developed best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high-quality rehabilitative healthcare services across all of our hospitals. We have developed a program called “TeamWorks,” which is an operations-focused initiative using identified best practices to reduce inefficiencies and improve performance across a wide spectrum of operational areas. In 2011, we successfully implemented a care management project within TeamWorks and a company-wide campaign to improve the patient experience. We believe these initiatives have enhanced, and will continue to enhance, patient-employee interactions and coordination of care and communication among the patient, the patient's family, the hospital's treatment team, and payors, which, in turn, improves outcomes and patient satisfaction.

•
Efficiency and Cost Effectiveness. Our size helps us provide inpatient rehabilitative healthcare services on a cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize proven staffing models and take advantage of certain supply chain efficiencies. We have successfully implemented a TeamWorks marketing initiative to leverage best practices from across our hospitals. In addition, we created and installed a proprietary management reporting system, which aggregates timely data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals as well as executive management. This system allows users to analyze data and view reports across the enterprise, region, state, or local levels.

•
Technology. As a market leader in inpatient rehabilitation, we have devoted substantial effort and expertise to leveraging rehabilitative technology. For example, we have developed an innovative therapeutic device called the “AutoAmbulator,” which can help advance the rehabilitative process for patients who experience difficulty walking. Technology instituted in our facilities allows us to effectively treat patients with a wide variety of significant physical disabilities. Our commitment to technology also includes information technology, such as the internally-developed management reporting system described above. In addition, we have begun installing a rehabilitation-specific electronic clinical information system that we believe will improve patient care and safety and enhance operational efficiency. In June 2011, we entered into an agreement with a prominent healthcare information technology vendor to complete the company-wide implementation of this system over the next few years.

Patients and Demographic Trends
Demographic trends, such as population aging, will affect long-term growth in healthcare spending. While we treat patients of all ages, most of our patients are persons 65 and older. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages and life expectancies increase. In addition, the number of Medicare patients that qualify for inpatient rehabilitative care under Medicare rules is expected to grow approximately 2% per year for the foreseeable future, creating an attractive market. In our markets specifically, we have estimated the demand for inpatient rehabilitative care is growing at an average of 2.6% per year. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.

Strategy
We focused our 2011 strategy on these priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	continuing to expand our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets; and

•	further strengthening our balance sheet through the retirement of our most expensive debt (our 10.75% Senior Notes due 2016).
Total discharges grew 5.2% from 2010 to 2011. Our same-store discharges grew 3.3% during 2011 compared to 2010. This growth includes the net expansion of licensed beds in our existing hospitals by 50 beds in 2011. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database, and they did so while we continued to increase our market share throughout 2011. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” not only did our hospitals treat more patients and enhance outcomes, they did so in a highly cost-effective manner.
 Our development efforts continued to yield positive results in 2011. Specifically:

•
In March 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Marion County, Florida. Construction on this 40-bed hospital began in the fourth quarter of 2011.

•	In October 2011, we began accepting patients at our newly built, 40-bed hospital in the Cypress area of northwest Houston, Texas.

•
In October 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Martin County, Florida. This 34-bed hospital will be a partnership with Martin Health Systems. Construction on this hospital is expected to begin in the third quarter of 2012.

•
In November 2011, we completed our purchase of substantially all of the assets of Drake Center's two rehabilitation-focused patient care units located in Cincinnati, Ohio. We began accepting patients at this newly remodeled, 40-bed hospital located on Drake’s campus in December 2011.

In 2011, we fully retired our 10.75% Senior Notes due 2016 and reduced total debt by approximately $257 million. Additionally, we improved our overall debt profile in May 2011 by amending our credit agreement. In that amendment, we:

•	added a $100 million term loan with an initial interest rate of LIBOR plus 2.5%, maturing in May 2016;

•	reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility; and

•	reset the maturity date for the revolving credit facility from October 2015 to May 2016.
For 2012, we will continue to focus on providing high-quality, cost-effective care while seeking incremental efficiencies in our cost structure. We will also begin company-wide implementation of our new electronic clinical information system in 2012. We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in growth opportunities and continue to invest in our core business. We will also consider opportunistic repurchases of our common stock, dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). Our growth strategy in 2012 will again focus on organic growth and development activities.
We believe the regulatory and reimbursement risks discussed below which we have historically faced and will likely continue to face may present us with opportunities to grow by acquiring or consolidating smaller operations in our highly fragmented industry. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently gain market share, realize better outcomes than our competitors and achieve these results at significantly lower costs. We have also been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2016. We have redeemed our most expensive debt and reduced our interest expense. Most importantly, our balance sheet is strong. Our leverage ratio is within our target range, we have ample liquidity, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. For these and other reasons, we believe we will be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.
For additional discussion of our strategy, business outlook, and Adjusted EBITDA, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview” and "Liquidity and Capital Resources."
Employees
As of December 31, 2011, we employed approximately 22,000 individuals, of whom approximately 13,000 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 60 employees at one inpatient rehabilitation hospital (about 16% of that hospital’s workforce), none of our employees are represented by a labor union. We are not aware of any current activities to organize our employees at other hospitals. We believe our relationship with our employees is good. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of nurses and other medical support personnel has become a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on improving our recruiting, retention, compensation and benefit programs, and productivity. The shortage of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor.”
Competition
The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. Smaller privately-held companies compete with us primarily in select geographic markets in Texas and the West. In addition, there are public companies that own primarily LTCHs but also own or operate a small number of inpatient rehabilitation facilities, one of which manages the operations of inpatient rehabilitation facilities as part of its business model. Because of the attractiveness of the inpatient rehabilitation industry, other providers of post acute-care services may attempt to become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased even though nursing homes are not required to offer the same level of care, or be licensed, as hospitals. The competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the presence of physician-owned providers. However, the previously enacted ban on new, or expansion of existing, physician-owned hospitals should limit to some degree that competitive factor going forward. See the “Regulation—Relationships with Physicians and Other Providers” section below for further discussion. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.
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
Federal Deficit Reduction
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers upon executive order of the President in January 2013. We currently estimate this automatic reduction, known as “sequestration,” will result in a net decrease in our Net operating revenues of approximately $32 million annually beginning in 2013. There also continue to be a number of efforts in both the United States Senate and the House of Representatives to address the federal spending deficit by, at least in part, reducing Medicare spending. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries' access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe the steps we have taken to reduce our debt and corresponding interest expense obligations coupled with our efficient cost structure should allow us to adjust to or mitigate, at least partially, any potential initiative or payment reductions more easily than many other inpatient rehabilitation providers.

Healthcare Reform
The healthcare industry always has been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality, cost-effective care and have the capabilities to adapt to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, and management – to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.
On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws remain subject to continuing Congressional, regulatory and legal scrutiny, and many aspects of their implementation are still uncertain or subject to judicial challenge. We cannot predict the outcome of any legislation or litigation related to the 2010 Healthcare Reform Laws, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure any healthcare laws adopted or amended promote our goal of high-quality, cost-effective care. It should also be noted that in November 2011, the Supreme Court of the United States agreed to hear arguments in the first half of 2012 on, among other issues, the Constitutionality of various provisions of the 2010 Healthcare Reform Laws. However, we cannot predict the ultimate outcome of the Supreme Court ruling. Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, which are discussed in greater detail below under “Sources of Revenue - Medicare Reimbursement;” (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary's episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans. For further discussion of the potential impacts of the 2010 Healthcare Reform Laws, see Item 1A, Risk Factors.
Most notably for us, these laws include a reduction in annual market basket updates to hospitals. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” The reductions in our annual market basket updates began April 1, 2010 and continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2010	2011	2012-13	2014	2015-16	2017-19
0.25%	0.25%	0.1%	0.3%	0.2%	0.75%
In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 is a decrease to the market basket update of 1.0%. We estimate the adjustment effective October 1, 2012 will be a decrease to the market basket update of approximately 1.2%, but we cannot predict it with certainty.
The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. These voluntary bundling pilot projects are scheduled to begin no later than January 2013 and are limited in scope. In August 2011, the Center for Medicare and Medicaid Innovation within CMS released details for a voluntary Bundled Payments for Care Improvement Initiative. We are currently evaluating whether there may be any appropriate participation opportunities in the bundling initiatives for our hospitals and patients and the hospitals and physicians who refer their patients to our hospitals.
Similarly, the 2010 Healthcare Reform Laws required CMS to start a voluntary program by January 1, 2012 for ACOs, in which hospitals, physicians and other care providers develop entities to pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. In October 2011, CMS issued the final rules establishing the voluntary ACO program. These rules are extremely complex and remain subject to further refinement by CMS. As with bundling, we are currently evaluating whether there may be any appropriate participation opportunities in the ACO pilots for our hospitals and patients and the hospitals and physicians who refer their patients to our hospitals.
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
In addition to these factors, the 2010 Healthcare Reform Laws also contain provisions that have required, and will continue to require, modifications to employer-sponsored healthcare insurance plans, including HealthSouth plans. For example, the 2010 Healthcare Reform Laws require employer-sponsored healthcare plans to offer coverage to an employee’s dependent children until such dependents attain the age of 26. These laws also eliminate an employer’s ability to include a lifetime maximum benefit per participant within its plans. We currently estimate these changes will increase our healthcare plan costs by approximately $1 million annually.
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

	For the Year Ended December 31,
	2011	2010	2009
Medicare	72.0%	70.5%	67.8%
Medicaid	1.6%	1.8%	2.2%
Workers' compensation	1.6%	1.6%	1.7%
Managed care and other discount plans	19.8%	21.3%	23.0%
Other third-party payors	2.0%	2.3%	2.6%
Patients	1.2%	1.3%	1.3%
Other income	1.8%	1.2%	1.4%
Total	100.0%	100.0%	100.0%
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
Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Collection of amounts due from individuals is typically more difficult than from governmental or third-party payors. The amount of these exclusions, deductibles, copayments, and coinsurance has been increasing each year but is not material to our business or results of operations.
Medicare Reimbursement
Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services, and, from time to time, these methodologies and rates can be modified by CMS. In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the inpatient rehabilitation facility (“IRF”) prospective payment system (the “IRF-PPS”) by what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent Congressional agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including the IRF-PPS. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year.
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. For example, the 2010 Healthcare Reform Laws require that CMS establish new quality data reporting for all IRFs to begin in fiscal year 2014 and failure to comply will result in a reduction of 2% in the market basket update for the applicable fiscal year for any hospital found not in compliance with the reporting requirements. Additionally, the Budget Control Act of 2011 and its sequestration provision will result in a reduction of 2% in Medicare payment rates for all healthcare providers upon executive order of the President in January 2013. Any downward adjustment to rates, or another pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.
On January 16, 2009, CMS approved final rules that require healthcare providers to update and supplement diagnosis and procedure codes to the International Classification of Diseases 10th Edition (“ICD-10”), effective October 1, 2013, and make related changes to the formats used for certain electronic transactions, effective January 1, 2012. We have made the necessary changes to the formats used for certain electronic transactions and are currently making the other required changes to our systems to accommodate the adoption of ICD-10. We expect to be in compliance on a timely basis. Although this adoption process may result in some disruptions to the billing process and delays in the receipt of some payments, we do not believe there will be a material impact on our business. We will continue to monitor this implementation carefully.
A basic summary of current Medicare reimbursement in our primary service areas follows:
Inpatient Rehabilitation Hospitals. As discussed above, our hospitals receive fixed payment reimbursement amounts per discharge under IRF-PPS based on certain rehabilitation impairment categories established by HHS. In order to qualify for reimbursement under IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, preadmission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, cost-effective providers.
Under IRF-PPS, CMS is required to adjust the payment rates based on a market basket index, known as the rehabilitation, psychiatric, and long-term care hospital market basket. The market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units. The market basket uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes.
Over the last several years, changes in regulation governing inpatient rehabilitation reimbursement have created challenges for inpatient rehabilitation providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, on May 7, 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. On December 29, 2007, the Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, setting the compliance threshold at 60% instead of 75% and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The long-term impact of the freeze at the 60% compliance threshold is positive because it allowed patient volumes to stabilize. In another example, the 2007 Medicare Act included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007, or a Medicare pricing “roll-back,” which resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs.
On July 22, 2010, CMS released its notice of final rulemaking for the fiscal year 2011 IRF-PPS. This rule was effective for Medicare discharges between October 1, 2010 and September 30, 2011. The pricing changes in this rule included a 2.5% market basket update that was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impacted our hospital-by-hospital base rate for Medicare reimbursement.

On July 29, 2011, CMS released its notice of final rulemaking for the fiscal year 2012 IRF-PPS (the “2012 Rule”). This rule is effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule include a 2.9% market basket update that has been reduced by 0.1% to 2.8% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. The productivity adjustment effective October 1, 2011 is a decrease to the market basket update of 1.0%. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule's release and incorporates other adjustments included in this rule, we believe the 2012 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% beginning October 1, 2011. We estimate the to-be-determined productivity adjustment effective October 1, 2012 will be a decrease to the 2013 market basket update of approximately 1.2%.
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
Pursuant to legislative directives and authorizations from Congress, CMS developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors ("RACs"), began post-payment audit processes in late 2009 for providers in general. The RACs receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. These RAC audits have initially focused on coding errors. CMS is currently expanding the program to medical necessity reviews for inpatient rehabilitation hospitals. The 2010 Healthcare Reform Laws extended the RAC program to Medicare, Parts C and D, and Medicaid. In 2011, we responded to a limited number of RAC audit requests, and to date, those audits have resulted in some overpayment and underpayment determinations, with a net underpayment determination of less than $1,000.
On November 15, 2011, CMS announced that starting January 1, 2012, the RAC program will be expanded to include a three-year demonstration project for prepayment review of Medicare fee-for-service claims. This demonstration project will identify specific diagnosis codes for review, and the RAC contractors will review the selected claims to determine if they are proper before payment has been made to the provider. The project will be implemented in 11 states, including Florida, California, Texas, Louisiana, Illinois, Pennsylvania, Ohio, and Missouri in which we operate. CMS has delayed implementation of the prepayments review demonstration until June 1, 2012.
CMS has also established contractors known as the Zone Program Integrity Contractors ("ZPICs"). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the United States Department of Health and Human Services Office of Inspector General (the "HHS-OIG") or the United States Department of Justice. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error.
As a matter of course, we undertake significant efforts through training and education to ensure compliance with coding and medical necessity coverage rules. Despite our belief that our coding and assessment of patients is accurate, audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these programs will affect us.
Outpatient Services. Our outpatient services are primarily reimbursed under Medicare's physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, under the CMS notice of final rulemaking for the physician fee schedule for calendar year 2012, released on November 1, 2011, a statutory reduction of

27.4% would have been implemented. However, Congress passed on December 23, 2011, and President Obama signed into law, an extension of the current Medicare physician fee schedule payment rates from January 1, 2012 through February 29, 2012, and again in February 2012, they acted to extend the current Medicare physician reimbursement rates through December 31, 2012, further postponing the statutory reduction. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2013, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 27%. We currently estimate that a 27% reduction, before taking into account our efforts to mitigate these changes, which would likely include closure of additional outpatient satellite clinics, would result in a net decrease in our Net operating revenues of approximately $8 million annually. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2011, Medicaid payments represented only 1.6% of our consolidated Net operating revenues.
Managed Care and Other Discount Plans
All of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms of between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. While some of our contracts provide for annual rate increases of three to five percent and our average rate increase in 2011 was 3.4%, we cannot provide any assurance we will continue to receive increases. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
Cost Reports
Because of our participation in Medicare, Medicaid, and certain Blue Cross and Blue Shield plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by our inpatient hospitals to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. Medicare also makes retroactive adjustments to payments for certain low-income patients after comparing subsequently published statistical data from CMS to the cost report data. We cannot predict what retroactive adjustments, if any, will be made, but we do not anticipate such adjustments would have a material impact on our financial position, results of operations, and cash flows.
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
We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance. A determination by a regulatory authority that a facility is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, and the imposition of requirements that an offending facility takes corrective action.
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need” or “CON” law. As of December 31, 2011, approximately 49% of our licensed beds are located in states or U.S. territories that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a certificate of need. Any time a CON is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.
We potentially face opposition any time we initiate a certificate of need project or seek to acquire an existing facility or CON. This opposition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed CON project. Opposition to our applications may delay or prevent our future addition of beds or hospitals in given markets or increase our costs in seeking those additions. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition, including in markets where we hold a CON and a competitor is seeking an approval. We have generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance we will achieve similar success in the future.
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
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the False Claims Act. These changes and those described above related to the False Claims Act, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have a material adverse effect upon our stock price or reputation.
Some of our rehabilitation hospitals are owned through joint ventures with institutional healthcare providers that may be in a position to make or influence referrals to our hospitals. In addition, we have a number of relationships with physicians and other healthcare providers, including management or service contracts. Some of these investment relationships and contractual relationships may not meet all of the regulatory requirements to fall within the protection offered by a relevant safe harbor. Despite our compliance and monitoring efforts, there can be no assurance violations of the Anti-Kickback Law will not be asserted in the future, nor can there be any assurance that our defense against any such assertion would be successful.
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
Under the 2010 Healthcare Reform Laws, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest will be dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market and regulatory approval conditions are met. Currently, we have no hospitals that would be considered physician-owned under this law.
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
Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance that our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth hospitals. Even the assertion of a violation could have a material adverse effect upon our stock price or reputation.
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
With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act of 2009, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security involving protected health information. HHS is responsible for enforcing the requirement that covered entities notify individuals whose protected health information has been improperly disclosed. In certain cases, notice of a breach is required to be made to HHS and media outlets. The heightened penalties for noncompliance range from $100 to $50,000 for single incidents to $25,000 to $1,500,000 for multiple identical violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties are not subject to a statutory maximum.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Facilities will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. Any actual or perceived violation of privacy-related laws and regulations, including HIPAA and the HITECH Act, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. Historically, Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in pricing roll-backs or freezes or reimbursement reductions.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, which include annual productivity adjustment reductions; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans. For further discussion of the 2010 Healthcare Reform Laws, see Item 1, Business, “Healthcare Reform.”
Most notably for us, these laws include a reduction in annual market basket updates to hospitals. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare reimbursement rates by what is commonly known as a market basket update. The reductions in our annual market basket updates began April 1, 2010 and continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2010	2011	2012-13	2014	2015-16	2017-19
0.25%	0.25%	0.1%	0.3%	0.2%	0.75%
In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 is a decrease to the market basket update of 1.0%. We estimate the adjustment effective October 1, 2012 will be a decrease to the market basket update of approximately 1.2%, but we cannot predict it with certainty.
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers upon executive order of the President in January 2013. We currently estimate this automatic reduction, known as “sequestration,” will result in a net decrease in our Net operating revenues of approximately $32 million annually beginning in 2013. There also continue to be a number of efforts in both the United States Senate and the House of Representatives to address the federal spending deficit by, at least in part, reducing Medicare spending. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the effect any such initiatives or reductions will have on us.
The 2010 Healthcare Reform Laws include other provisions that could affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. The 2010 Healthcare Reform Laws also require the establishment of new mandatory quality data reporting programs for inpatient rehabilitation facilities to take effect for fiscal year 2014. CMS is required to select and publish quality measures for these providers by October 1, 2012. Under these programs, a provider that fails to report on the selected quality measures will have its annual payment update factor reduced by 2% for an applicable fiscal year. We will closely monitor the development of these quality reporting requirements. Our efforts to fully comply with them may require additional cash expenditures. For additional discussion of general healthcare regulation, see Item 1, Business, “Federal Deficit Reduction,” “Healthcare Reform,” and “Regulation.”
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
If we are not able to maintain increased case volumes or reduce operating costs to offset any future pricing roll-back, reduction, or freeze or increased costs associated with new regulatory compliance obligations, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare program, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Healthcare Reform” and “Sources of Revenues—Medicare Reimbursement.”
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
If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare, our results of operations and cash flows will likely be adversely affected. Union activity is another factor that may contribute to increased labor costs. Our failure to recruit and retain qualified management and medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation;

•	policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements);

•	coding and billing for services;

•	requirements of the 60% compliance threshold under the 2007 Medicare Act;

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•	quality of medical care;

•	use and maintenance of medical supplies and equipment;

•	maintenance and security of patient information and medical records;

•	acquisition and dispensing of pharmaceuticals and controlled substances; and

•	disposal of medical and hazardous waste.
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
Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. As discussed above in connection with the 2010 Healthcare Reform Laws, the federal government has in the last couple of years made fighting healthcare fraud one of the top law enforcement priorities. In the past few years, the Department of Justice (the "DOJ") and the United States Department of Health and Human Services as well as federal lawmakers have taken bold and pointed steps to further the government's commitment to combating healthcare fraud. In the last two years, the DOJ has pursued and recovered a record amount of taxpayer dollars lost to healthcare fraud — more than in any other two-year period in the DOJ's history. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation.
Our hospitals face national, regional, and local competition for patients from other healthcare providers.
We operate in a highly competitive industry. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of revenues, number of hospitals, and patients treated and discharged, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need laws to weaken those laws, which could potentially increase competition in those states.

We may have difficulty completing acquisitions, investments, joint ventures or de novo developments consistent with our growth strategy, or we may make investments or acquisitions or enter into joint ventures that may be unsuccessful and could expose us to unforeseen liabilities.
We intend to selectively pursue strategic acquisitions of, investments in, and joint ventures with rehabilitative healthcare providers and, in the longer term, with other complementary post-acute healthcare operations. Acquisitions may involve material cash expenditures, debt incurrence, operating losses, amortization of certain intangible assets of acquired companies, dilutive issuances of equity securities, and expenses that could affect our business, financial position, results of operations and liquidity. Acquisitions, investments, and joint ventures involve numerous risks, including:

•	limitations on our ability to identify acquisition targets;

•
limitations, including state certificates of need as well as CMS and other regulatory approval requirements, on our ability to complete such acquisitions on terms, timetables, and valuations reasonable to us;

•	limitations in obtaining financing for acquisitions at a cost reasonable to us;

•	difficulties integrating acquired operations, personnel, and information systems, and in realizing projected revenues, efficiencies and cost savings, or returns on invested capital;

•	entry into markets, businesses or services in which we may have little or no experience; and

•	exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws and anti-trust considerations in specific markets.
In addition to those development activities, we intend to build new, or de novo, inpatient rehabilitation hospitals. The construction of new hospitals involves numerous risks, including the receipt of all zoning and other regulatory approvals, such as a certificate of need where necessary, construction delays and cost over-runs. Once built, new hospitals must undergo the state and Medicare certification process. We may be unable to operate newly constructed hospitals as profitably as expected, and those hospitals may involve significant additional cash expenditures and operating expenses that could, in the aggregate, have an adverse effect on our business, financial position, results of operations, and cash flows.
We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, and the material lawsuits are discussed in Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages and other remedies assessed against us or settlements agreed to could have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, the costs of defending litigation and investigations, even if frivolous or non-meritorious, could be significant.
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
The proper function, availability, and security of our information systems is critical to our business.
We are dependent on the proper function and availability of our information systems. We have taken substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and we regularly test the adequacy of our security and disaster recovery measures. That data includes patient information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act. For additional discussion of these laws, see Item 1, Business, “Regulation.” However, there can be no assurance our safety and security measures and disaster recovery plan will prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. Failure to maintain proper function, security, and availability of our information systems could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Our electronic clinical information system is subject to a licensing, implementation, technology hosting, and support agreement with Cerner Corporation. In June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system in 2012. Our inability, or the inability of Cerner, to continue to maintain and upgrade our information systems, software, and hardware could disrupt or reduce the efficiency of our operations. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across multiple hospitals could have a material adverse effect on our business, financial position, results of operations and cash flows.
Our leverage or level of indebtedness may have negative consequences for our business, and we may incur additional indebtedness in the future.
Although we have reduced our outstanding long-term debt substantially in recent years, we still had approximately $1.2 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $75.9 million in capital leases) as of December 31, 2011. See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our senior notes permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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

•
exposing us to risks inherent in interest rate fluctuations for outstanding amounts under our term loan and revolving credit facility, which could result in higher interest expense in the event of increases in interest rates.

We are subject to contingent liabilities, prevailing economic conditions, and financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot assure you changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt instruments. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs, we may have to refinance all or a portion of our debt, obtain additional financing or reduce expenditures or sell assets we deem necessary to our business. We cannot assure you any of these measures would be possible or any additional financing could be obtained.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2011, we cannot assure you we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2011, approximately 77% of our consolidated Property and equipment, net held by HealthSouth Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 8, Long-term Debt, and Note 24, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.
Uncertainty in the credit markets could adversely affect our ability to carry out our development objectives.
The global and sovereign credit markets experienced significant disruptions in recent years, and economic conditions remained volatile in 2011, resulting in unsettled credit markets. Future market shocks could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. Tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. The inability to obtain additional financing could have a material adverse effect on our financial condition or our growth opportunities.
As a result of credit market uncertainty, we also face potential exposure to counterparties who may be unable to adequately service our needs, including the ability of the lenders under our credit agreement to provide liquidity when needed. We monitor the financial strength of our depositories, creditors, and insurance carriers using publicly available information, as well as qualitative inputs.
We may not be able to fully utilize our net operating loss carryforwards.
As of December 31, 2011, we had unused federal net operating loss carryforwards (“NOLs”) of approximately $441 million (approximately $1.3 billion on a gross basis) and state NOLs of approximately $100 million. Such losses expire in various amounts at varying times through 2035. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. While we believe we will be able to use a substantial portion of these tax benefits before they expire, no such assurances can be provided. For further discussion of our NOLs, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Income Taxes, to the accompanying consolidated financial statements.
As of December 31, 2011, we maintained a valuation allowance of approximately $50 million against our deferred tax assets. At the state jurisdiction level, based on the weight of the available evidence including our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
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
In addition to our principal executive office, as of December 31, 2011, we leased or owned through various consolidated entities 123 business locations to support our operations. Our hospital leases, which represent the largest portion of our rent expense, have average initial terms of 15 to 20 years. Most of our leases contain one or more options to extend the lease period for up to five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our principal executive offices, none of our other properties is materially important.

The following table sets forth information regarding our hospital properties (excluding the three hospitals that have 234 licensed beds and operate as joint ventures which we account for using the equity method of accounting) as of December 31, 2011:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned	Building Owned and Land Leased	Building and Land Leased	Total
Alabama *	371	1	2	3	6
Arizona	335	1	1	3	5
Arkansas	207	1	1	1	3
California	108	1	—	1	2
Colorado	64	—	—	1	1
Florida *	763	5	1	3	9
Illinois *	55	—	1	—	1
Indiana	80	—	—	1	1
Kansas	242	1	—	2	3
Kentucky *	80	1	1	—	2
Louisiana	47	1	—	—	1
Maine *	100	—	—	1	1
Maryland *	54	1	—	—	1
Massachusetts *	53	—	—	1	1
Missouri *	156	—	2	—	2
Nevada	199	2	—	1	3
New Hampshire *	50	—	1	—	1
New Jersey *	218	1	1	1	3
New Mexico	87	1	—	—	1
Ohio	40	—	—	1	1
Pennsylvania	774	3	—	6	9
Puerto Rico *	72	—	—	2	2
South Carolina *	321	1	4	—	5
Tennessee *	370	3	3	—	6
Texas	1,025	11	2	2	15
Utah	84	1	—	—	1
Virginia *	248	2	1	3	6
West Virginia *	258	1	3	—	4
	6,461	39	24	33	96
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

Item 4.	Mine and Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2010 through December 31, 2011.

	High	Low
2010
First Quarter	$20.76	$16.65
Second Quarter	22.22	18.50
Third Quarter	19.64	16.20
Fourth Quarter	21.62	17.59

2011
First Quarter	$25.38	$20.78
Second Quarter	28.50	23.38
Third Quarter	27.16	14.07
Fourth Quarter	19.55	13.65
Holders
As of February 15, 2012, there were 94,671,611 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 9,702 holders of record.
Dividends
We have never paid cash dividends on our common stock, but we believe our current financial position would allow us to do so. At this time, we are considering dividends but do not currently have plans to declare any. Any future decisions regarding dividends on our common stock would have to be approved at the discretion of our board of directors based on the considerations it deems appropriate at the time. In addition, the terms of our credit agreement (see Note 8, Long-term Debt, to the accompanying consolidated financial statements) restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of prior dividends and other defined "restricted payments" previously made, does not exceed $200 million, which amount is subject to increase by excess cash flows each fiscal year (approximately $100 million in 2011).
Our preferred stock generally provides for the payment of cash dividends subject to certain limitations. See Note 11, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, "Equity Compensation Plans," and incorporated here by reference.
Purchases of Equity Securities
On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. Subject to certain terms and conditions, including compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended December 31, 2011, there were no repurchases of our equity securities.
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 22 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee selected the SPSIHP as a benchmark for our long-term incentive program for 2009, 2010, and 2011. The graph assumes $100 invested on December 31, 2006 in our common stock and each of the indices. We did not pay dividends during that time period.
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such filing.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of HealthSouth’s common stock. Research Data Group, Inc. provided us with the data for the indices presented below. We assume no responsibility for the accuracy of the indices' data, but we are not aware of any reason to doubt its accuracy.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Healthsouth Corp., the S&P 500 Index
and the S&P Health Care Services Index

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2006	2007	2008	2009	2010	2011
HealthSouth	100.00	92.72	48.39	82.87	91.43	78.01
Standard & Poor's 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
S&P Health Care Services Select Industry Index	100.00	156.74	130.27	183.31	198.22	182.84

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data presented below for the years ended December 31, 2011, 2010, and 2009 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2008 and 2007, as adjusted for discontinued operations, from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2008. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below:

•
Certain previously reported financial results have been reclassified to conform to the current year presentation. These reclassifications primarily relate to hospitals reflected as discontinued operations. See Note 1, Summary of Significant Accounting Policies, "Reclassifications," and Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements.

•
Depreciation and amortization in 2008 included the acceleration of approximately $10 million of depreciation associated with our corporate campus that was sold in March 2008. See Note 5, Property and Equipment, to the accompanying consolidated financial statements.

•
The impairment charge recorded in 2007 primarily related to the Digital Hospital, an incomplete 13-story building located on the property we sold to Daniel Corporation in March 2008, and represented the excess of costs incurred during the construction of the Digital Hospital over the estimated fair market value of the property, including the RiverPoint facility, a 60,000 square foot office building which shared the construction site. The impairment of the Digital Hospital in 2007 was determined using its estimated fair value based on the estimated net proceeds we expected to receive in the sale transaction.

•
As a result of the UBS Settlement discussed in Note 21, Settlements, to the accompanying consolidated financial statements, we recorded a $121.3 million gain in our 2008 consolidated statement of operations.

•
Government, class action, and related settlements includes amounts related to litigation and settlements with various entities and individuals. The gain recorded in 2011 resulted from the recovery of assets from a former disloyal employee, as discussed in Note 22, Contingencies and Other Commitments, "Litigation By and Against Richard M. Scrushy," to the accompanying consolidated financial statements. Prior to 2010, this line item primarily included amounts associated with our Securities Litigation Settlement. In 2005, we recorded a $215.0 million charge, to be paid in the form of common stock and common stock warrants, as Government, class action, and related settlements under the then-proposed settlement with the lead plaintiffs in the federal securities class actions and the derivative litigation, as well as with our insurance carriers, to settle claims filed against us, certain of our former directors and officers, and certain other parties. In each year subsequent to 2005, we adjusted this liability to reflect the fair market value of the common stock and warrants underlying this settlement as of each reporting date. The common stock and warrants associated with this settlement were issued in September 2009.

For additional information related to this line item, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

•
Professional fees—accounting, tax, and legal includes fees arising from our prior reporting and restatement issues. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

•
As a result of various recapitalization transactions and debt prepayments, we have recorded net losses on early debt extinguishment. For additional information, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

•
Prior to March 2011, we maintained two interest rate swaps that were not designated as hedges that effectively converted the variable rate of our credit agreement to a fixed interest rate. Fair value adjustments and quarterly settlements for these swaps were included in the line item Loss on interest rate swaps in the consolidated statements of operations.

In 2010, Loss on interest rate swaps also included $6.9 million of charges associated with the termination of two forward-starting interest rate swaps that were designated as hedges.
See Note 9, Derivative Instruments, to the accompanying consolidated financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report for additional information.

•
For information related to our Provision for income tax expense (benefit), see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 19, Income Taxes, to the accompanying consolidated financial statements. During the fourth quarter of 2010, we determined it is more likely than not a substantial portion of our deferred tax assets will be realized in the future and decreased our valuation allowance by $825.4 million to $112.7 million through our Provision for income tax benefit in our consolidated statement of operations.

•
Income from discontinued operations, net of tax in 2011 included post-tax gains from the sale of five of our long-term acute care hospitals and a settlement related to a previously disclosed audit of unclaimed property. Income from discontinued operations, net of tax in 2007 included post-tax gains on the divestitures of our surgery centers, outpatient, and diagnostic divisions. See Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Income Statement Data:
Net operating revenues	$2,026.9	$1,877.6	$1,784.9	$1,701.2	$1,607.6

Salaries and benefits	982.0	921.7	887.4	865.0	797.3
Other operating expenses	284.0	269.5	246.7	240.5	218.7
General and administrative expenses	110.5	106.2	104.5	105.5	127.9
Supplies	102.8	99.4	96.8	92.9	85.9
Depreciation and amortization	78.8	73.1	67.6	78.9	71.3
Impairment of long-lived assets	—	—	—	0.6	15.1
Gain on UBS Settlement	—	—	—	(121.3)	—
Occupancy costs	48.4	44.9	44.9	46.0	48.3
Provision for doubtful accounts	21.0	16.4	30.7	23.0	28.5
Loss on disposal of assets	4.3	1.4	3.4	2.0	7.3
Government, class action, and related settlements	(12.3)	1.1	36.7	(67.2)	(2.8)
Professional fees—accounting, tax, and legal	21.0	17.2	8.8	44.4	51.6
Loss on early extinguishment of debt	38.8	12.3	12.5	5.9	28.2
Interest expense and amortization of debt discounts and fees	119.4	125.6	125.7	159.3	229.2
Other income	(2.7)	(4.3)	(3.3)	—	(15.5)
Loss on interest rate swaps	—	13.3	19.6	55.7	30.4
Equity in net income of nonconsolidated affiliates	(12.0)	(10.1)	(4.6)	(10.6)	(10.3)
Income (loss) from continuing operations before income tax expense (benefit)	242.9	189.9	107.5	180.6	(103.5)
Provision for income tax expense (benefit)	37.1	(740.8)	(2.9)	(69.1)	(325.6)
Income from continuing operations	205.8	930.7	110.4	249.7	222.1
Income from discontinued operations, net of tax	48.8	9.1	18.4	32.1	496.6
Net income	254.6	939.8	128.8	281.8	718.7
Less: Net income attributable to noncontrolling interests	(45.9)	(40.8)	(34.0)	(29.4)	(65.3)
Net income attributable to HealthSouth	208.7	899.0	94.8	252.4	653.4
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)	(26.0)	(26.0)
Net income attributable to HealthSouth common shareholders	$182.7	$873.0	$68.8	$226.4	$627.4

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Millions, Except per Share Data)
Weighted average common shares outstanding:
Basic	93.3	92.8	88.8	83.0	78.7
Diluted	109.2	108.5	103.3	96.4	92.0
Earnings per common share:
Basic:
Income from continuing operations attributable to HealthSouth common shareholders	$1.42	$9.31	$0.58	$2.34	$2.10
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.54	0.10	0.19	0.39	5.87
Net income attributable to HealthSouth common shareholders	$1.96	$9.41	$0.77	$2.73	$7.97
Diluted:
Income from continuing operations attributable to HealthSouth common shareholders	$1.42	$8.20	$0.58	$2.28	$2.08
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.54	0.08	0.19	0.34	5.02
Net income attributable to HealthSouth common shareholders	$1.96	$8.28	$0.77	$2.62	$7.10
Amounts attributable to HealthSouth:
Income from continuing operations	$158.8	$889.8	$77.1	$219.9	$191.0
Income from discontinued operations, net of tax	49.9	9.2	17.7	32.5	462.4
Net income attributable to HealthSouth	$208.7	$899.0	$94.8	$252.4	$653.4

	As of December 31,
	2011	2010	2009	2008	2007
	(In Millions)
Balance Sheet Data:
Working capital (deficit)	$77.8	$46.9	$34.8	$(63.5)	$(333.1)
Total assets	2,271.2	2,372.1	1,681.5	1,998.2	2,050.6
Long-term debt, including current portion	1,254.7	1,511.3	1,662.5	1,813.2	2,039.4
Convertible perpetual preferred stock	387.4	387.4	387.4	387.4	387.4
HealthSouth shareholders' equity (deficit)	117.0	(85.2)	(974.0)	(1,169.4)	(1,554.5)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with the accompanying consolidated financial statements and related notes. As used in this report, the terms "HealthSouth," "we," "our," "us," and the "Company," refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.
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

Executive Overview
Our Business
We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis. As of December 31, 2011, we operated 99 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 26 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. See also the "Reclassifications" section below for a discussion of six freestanding long-term acute care hospitals ("LTCHs"), five of which we sold and one of which we closed in August 2011.
Our core business is providing inpatient rehabilitative services. We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally non-discretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize the latest in technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient's progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
We focused our 2011 strategy on these priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	continuing to expand our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets; and

•	further strengthening our balance sheet through the retirement of our most expensive debt (our 10.75% Senior Notes due 2016).
Total discharges grew 5.2% from 2010 to 2011. Our same-store discharges grew 3.3% during 2011 compared to 2010. This growth includes the net expansion of licensed beds in our existing hospitals by 50 beds in 2011. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the "UDS"), remained well above the average for hospitals included in the UDS database, and they did so while we continued to increase our market share throughout 2011. And, as discussed below in the "Results of Operations" section of this Item, not only did our hospitals treat more patients and enhance outcomes, they did so in a highly cost-effective manner.
Our development efforts continued to yield positive results in 2011. Specifically:

•
In March 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Marion County, Florida. Construction on this 40-bed hospital began in the fourth quarter of 2011.

•	In October 2011, we began accepting patients at our newly built, 40-bed hospital in the Cypress area of northwest Houston, Texas.

•
In October 2011, we received final certificate of need approval from the state of Florida to proceed with building a comprehensive inpatient rehabilitation hospital in Martin County, Florida. This 34-bed hospital will be a partnership with Martin Health Systems. Construction on this hospital is expected to begin in the third quarter of 2012.

•
In November 2011, we completed our purchase of substantially all of the assets of Drake Center's two rehabilitation-focused patient care units located in Cincinnati, Ohio. We began accepting patients at this newly remodeled, 40-bed hospital located on Drake's campus in December 2011.

In 2011, discharge growth of 5.2% coupled with a 3.0% increase in net patient revenue per discharge generated 8.3% growth in net patient revenue from our hospitals compared to 2010. This revenue growth combined with continued disciplined expense management resulted in a $55.5 million, or 18.8%, increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the accompanying consolidated financial statements) in 2011 compared to 2010. Net cash provided by operating activities was $342.7 million in 2011 compared to $331.0 million in 2010. Net cash provided by operating activities in 2011 included cash payments associated with our capital structure enhancements (as discussed below and in Note 8, Long-term Debt, to the accompanying consolidated financial statements) and a settlement discussed in Note 21, Settlements, to the accompanying consolidated financial statements. Net cash provided by operating activities in 2010 included an unwind fee of $6.9 million associated with the termination of interest rate swaps. See the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item for additional information.
During 2011, we reduced total debt by approximately $257 million and continued our capital structure enhancements. These reductions and enhancements included the March 2011 additional public offering of our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022, the amendment and restatement of our existing credit agreement in May 2011, and the redemptions in June and September 2011 of all of our 10.75% Senior Notes due 2016. As a result of these actions, our leverage ratio is within our target range, and we believe our debt capital is appropriately structured, in terms of liquidity and maturity profile. See the "Liquidity and Capital Resources" section of this Item and Note 8, Long-term Debt, to the accompanying consolidated financial statements.
We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages, and we believe this market factor aligns with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many non-core services, inpatient rehabilitation is our core business. We also believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or opportunistically acquiring new hospitals. For additional discussion of our strategy and business outlook, see the “Business Outlook” section below.
Reclassifications
As discussed more fully in Note 18, Assets and Liabilities in and Results of Discontinued Operations, we sold five of our six LTCHs and closed the remaining LTCH during 2011. Accordingly, we reclassified our consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for 2010 and 2009 to include these facilities and their results of operations as discontinued operations.
Certain immaterial amounts have been reclassified to conform to the current year presentation. In our consolidated balance sheet as of December 31, 2010, we reclassified internal-use software totaling $9.7 million from Property and equipment, net to Intangible assets, net. This reclassification had no impact on Total current assets or Total assets. See Note 6, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements.
Litigation By and Against Former Independent Auditor
As discussed in Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association require that all aspects of the arbitration remain confidential. Since the beginning of the arbitration in July 2010 and through December 31, 2011, there have been approximately 20 weeks of hearings, generally in four-day blocks of time. Going forward, the arbitrators have scheduled approximately nine additional weeks through July 2012. Despite scheduling issues and the fact the arbitration is taking longer than expected, we remain confident in our claims and are committed to aggressively and diligently pursuing them to conclusion.
Stock Repurchase Authorization
As previously reported and as discussed in more detail below, there are numerous deficit reduction initiatives with Medicare payment reduction proposals being discussed in Washington. Primarily as a result of these proposals, the price of our common stock has experienced increased volatility over the past several months.
In consideration of the above and other factors (including, but not limited to, the reduction in our financial leverage and our strong cash flows from operations), in October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility.
Our board of directors also granted discretion to management to opportunistically repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwester, N.A., as warrant agent. Likewise, this authority does not require the purchase of a specific number of warrants, has an indefinite term, and is subject to termination by our board of directors. See Note 20, Earnings per Common Share, to the accompanying consolidated financial statements for additional information regarding these warrants.
There was no activity under the Company's stock repurchase authorization during 2011.
Key Challenges
Over the past few years, we have focused on strengthening our balance sheet, growing organically (i.e., growing our core business through means other than acquisitions), and pursuing acquisitions of competitor inpatient rehabilitation facilities (“IRFs”). We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in growth opportunities and continue to invest in our core business. We will also consider opportunistic repurchases of our common stock, dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment).
As we continue to execute our business plan, the following are some of the challenges we face:

•
Reduced Medicare Reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers upon executive order of the President in January 2013. We currently estimate this automatic reduction, known as "sequestration," will result in a net decrease in our Net operating revenues of approximately $32 million annually beginning in 2013. There also continue to be a number of efforts in both the United States Senate and the House of Representatives to address the federal spending deficit by, at least in part, reducing Medicare spending. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries' access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe the steps we have taken to reduce our debt and corresponding interest expense obligations coupled with our efficient cost structure should allow us to adjust to or mitigate, at least partially, any potential initiative or payment reductions more easily than many other inpatient rehabilitation providers.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws remain subject to continuing Congressional, regulatory, and legal scrutiny, and many aspects of their implementation are still uncertain or subject to judicial challenge. We cannot predict the outcome of any legislation or litigation related to the 2010 Healthcare Reform Laws, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure any healthcare laws adopted or amended promote our goal of high-quality, cost-effective care. It should also be noted that in November 2011, the Supreme Court of the United States agreed to hear arguments in the first half of 2012 on, among other issues, the Constitutionality of various provisions of the 2010 Healthcare Reform Laws. However, we cannot predict the ultimate outcome of the Supreme Court ruling.

Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, including annual productivity adjustment reductions as of October 1, 2011; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary's episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans.

Most notably for us, these laws include a reduction in annual market basket updates to hospitals. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services ("CMS") makes annual adjustments to Medicare reimbursement rates by what is commonly known as a market basket update. The reductions in our annual market basket updates began on April 1, 2010 and continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2010	2011	2012-13	2014	2015-16	2017-19
0.25%	0.25%	0.1%	0.3%	0.2%	0.75%
In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 is a decrease to the market basket update of 1.0%. We estimate the adjustment effective October 1, 2012 will be a decrease to the market basket update of approximately 1.2%, but we cannot predict it with certainty.
On July 29, 2011, CMS released its notice of final rulemaking for fiscal year 2012 (the “2012 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The 2012 Rule is effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule include a 2.9% market basket update that has been reduced by 0.1% to 2.8% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule's release, incorporates other adjustments included in this rule, and the productivity adjustment discussed above, we believe the 2012 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% beginning October 1, 2011.
The 2010 Healthcare Reform Laws also direct the United States Department of Health and Human Services ("HHS") to examine the feasibility of bundling, including conducting a voluntary bundling pilot program to test and evaluate alternative payment methodologies. These voluntary bundling pilot projects are scheduled to begin no later than January 2013 and are limited in scope. In August 2011, the Center for Medicare and Medicaid Innovation within CMS released details for a voluntary Bundled Payments for Care Improvement Initiative. We are currently evaluating whether there may be any appropriate participation opportunities in the bundling initiatives for our hospitals and patients and the hospitals and physicians who refer their patients to our hospitals.
Similarly, the 2010 Healthcare Reform Laws require CMS to start a voluntary program by January 1, 2012 for ACOs in which hospitals, physicians, and other care providers develop entities to pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated from care coordination as long as benchmarks for the quality of care are maintained. In October 2011, CMS issued the final rules establishing the voluntary program. These rules are extremely complex and remain subject to further refinement by CMS. As with bundling, we are currently evaluating whether there may be any appropriate participation opportunities in the ACO pilots for our hospitals and patients and the hospitals and physicians who refer their patients to our hospitals
Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions that are also part of these laws (as discussed above), it is believed certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board's directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may impact our results of operations either positively or negatively.
In addition to these factors, the 2010 Healthcare Reform Laws also contain provisions that have required, and will continue to require, modifications to employer-sponsored healthcare insurance plans, including HealthSouth plans. For example, the 2010 Healthcare Reform Laws require employer-sponsored healthcare plans to offer coverage to an employee's dependent children until such dependents attain the age of 26. In addition, these laws eliminate an employer's ability to include a lifetime maximum benefit per participant within its plans. We currently estimate these changes will increase our healthcare costs by approximately $1 million annually.

Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

•
Maintaining Strong Volume Growth. As discussed above, the majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty, patients may choose to forgo discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. If these patients continue to forgo procedures and acute care providers report soft volumes, it may be more challenging for us to maintain our recent volume growth rates.

•
Recruiting and Retaining High-Quality Personnel. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, other healthcare professionals, and our management. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have refined our comprehensive compensation and benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. Recruiting and retaining qualified personnel for our hospitals will remain a high priority for us. See also Item 1A, Risk Factors.

•
Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new beds to existing hospitals. Ensuring continuous compliance with these laws and regulations is an operating requirement for all healthcare providers.

Reimbursement for our inpatient rehabilitation services are discussed above and in Item 1, Business, “Sources of Revenues.”
Our outpatient services are primarily reimbursed under Medicare's physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, under the CMS notice of final rulemaking for the physician fee schedule for calendar year 2012, released on November 1, 2011, a statutory reduction of 27.4% would have been implemented. However, Congress passed on December 23, 2011, and President Obama signed into law, an extension of the current Medicare physician fee schedule payment rates from January 1, 2012 through February 29, 2012, and again in February 2012, they acted to extend the current Medicare physician reimbursement rates through December 31, 2012, further postponing the statutory reduction. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2013, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 27%. We currently estimate that a 27% reduction, before taking into account our efforts to mitigate these changes, which would likely include closure of additional outpatient satellite clinics, would result in a net decrease in our Net operating revenues of approximately $8 million annually. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
See also Item 1, Business, “Sources of Revenue” and “Regulation,” and Item 1A, Risk Factors.
Business Outlook
Healthcare has always been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who can provide high-quality, cost-effective care and have the capabilities to adapt to changes in the regulatory environment. Given the range of possible outcomes from the deficit reduction initiatives being discussed in Washington, we believe this is true now more than ever. We also believe HealthSouth has the necessary attributes — scale, infrastructure, management, and balance sheet strength — to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.
While we do not anticipate any significant change to the long-term demand for inpatient rehabilitative care or our ability to provide this care on a high-quality, cost-effective basis, we do expect continued uncertainty surrounding the potential future changes to the Medicare program. Despite this uncertainty, we will maintain our focus on providing high-quality care while seeking incremental efficiencies in our cost structure. We will also begin company-wide implementation of our new electronic clinical information system in 2012. Our growth strategy in 2012 will again focus on organic growth and development activities. We believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in growth opportunities and continue to improve our existing core business. We will also consider opportunistic repurchases of our common stock, dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). Thus far in 2012, we have announced our plans to begin construction on two new 40-bed inpatient rehabilitation hospitals — one in the Littleton, Colorado area of south Denver in the second quarter of 2012 and one in southwest Phoenix, Arizona in the fourth quarter of 2012.
We also will continue to monitor the labor market and will make appropriate adjustments to remain competitive in this challenging environment while investing in our most valuable resource — our employees — and remaining committed to our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. Unlike certain other post-acute settings, patients treated in inpatient rehabilitation hospitals require and receive significantly more intensive services because of their acute medical conditions. This includes 24-hour per day, seven days per week supervision by registered nurses. As part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more certified rehabilitation registered nurses (“CRRNs”). We encourage our nursing professionals to seek CRRN certifications via salary incentives and tuition reimbursement programs. While these incentive programs increase our costs, we believe the benefits of increasing the number of CRRNs far out-weigh such costs and further differentiate us, in particular our quality of care, from other post-acute providers.
While we acknowledge the aforementioned deficit reduction efforts are creating a great deal of uncertainty, the fundamentals of our business remain strong. As the nation's largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We are in a healthcare sector with favorable demographics. Most of the patients we treat are over the age of 65 and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally non-discretionary in nature. As the baby boomers age, this segment of the population will grow. In our markets, we have estimated the demand for inpatient rehabilitative care is growing at an average of 2.6% per year. Not only are we in a growing sector of healthcare, we are the industry leader in that sector. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently gain market share, realize better outcomes than our competitors and achieve these results at significantly lower costs.
As previously noted, healthcare has always been a highly regulated industry, and we have cautioned our stockholders that future Medicare payments could be at risk. However, we also have adopted strategies to prepare us to absorb these risks. Further, we believe the regulatory and reimbursement risks discussed above may present us with opportunities to grow by acquiring or consolidating smaller operations in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2016. We have redeemed our most expensive debt and reduced our interest expense. We have not acquired companies outside our core business. Rather, we have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Most importantly, our balance sheet is strong. Our leverage ratio is within our target range, we have ample liquidity, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. For these and other reasons, we believe we will be able to adapt to any changes in reimbursement and be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.

Results of Operations
During 2011, 2010, and 2009, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2011	2010	2009
Medicare	72.0%	70.5%	67.8%
Medicaid	1.6%	1.8%	2.2%
Workers' compensation	1.6%	1.6%	1.7%
Managed care and other discount plans	19.8%	21.3%	23.0%
Other third-party payors	2.0%	2.3%	2.6%
Patients	1.2%	1.3%	1.3%
Other income	1.8%	1.2%	1.4%
Total	100.0%	100.0%	100.0%
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
During 2009, we experienced an increase in managed Medicare and private fee-for-service plans that are included in the "managed care and other discount plans" category in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, or "Medicare Advantage." The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (Under Medicare Parts A and B) or enrollment in a health maintenance organization ("HMO"), preferred provider organization ("PPO"), point-of-service plan, provider sponsor organization, or an insurance plan operated in conjunction with a medical savings account. Prior to 2010, private fee-for-service plans were not required to build provider networks, did not have the same quality reporting requirements to CMS as other plans, and were reimbursed by Medicare at a higher rate. In 2010, these requirements and reimbursement rates were revised to be similar to other existing payor plans. As these requirements changed, payors began actively marketing and converting their members from private-fee-for-service plans to one of their existing HMO or PPO plans, where provider networks and reporting requirements were already established, or back to traditional Medicare coverage. This shift of payors from private fee-for-service plans back to traditional Medicare can be seen in the above table.
Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

From 2009 through 2011, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(In Millions)
Net operating revenues	$2,026.9	$1,877.6	$1,784.9	8.0%	5.2%
Operating expenses:
Salaries and benefits	982.0	921.7	887.4	6.5%	3.9%
Other operating expenses	284.0	269.5	246.7	5.4%	9.2%
General and administrative expenses	110.5	106.2	104.5	4.0%	1.6%
Supplies	102.8	99.4	96.8	3.4%	2.7%
Depreciation and amortization	78.8	73.1	67.6	7.8%	8.1%
Occupancy costs	48.4	44.9	44.9	7.8%	—%
Provision for doubtful accounts	21.0	16.4	30.7	28.0%	(46.6)%
Loss on disposal of assets	4.3	1.4	3.4	207.1%	(58.8)%
Government, class action, and related settlements	(12.3)	1.1	36.7	(1,218.2)%	(97.0)%
Professional fees—accounting, tax, and legal	21.0	17.2	8.8	22.1%	95.5%
Total operating expenses	1,640.5	1,550.9	1,527.5	5.8%	1.5%
Loss on early extinguishment of debt	38.8	12.3	12.5	215.4%	(1.6)%
Interest expense and amortization of debt discounts and fees	119.4	125.6	125.7	(4.9)%	(0.1)%
Other income	(2.7)	(4.3)	(3.3)	(37.2)%	30.3%
Loss on interest rate swaps	—	13.3	19.6	(100.0)%	(32.1)%
Equity in net income of nonconsolidated affiliates	(12.0)	(10.1)	(4.6)	18.8%	119.6%
Income from continuing operations before income tax expense (benefit)	242.9	189.9	107.5	27.9%	76.7%
Provision for income tax expense (benefit)	37.1	(740.8)	(2.9)	(105.0)%	25,444.8%
Income from continuing operations	205.8	930.7	110.4	(77.9)%	743.0%
Income from discontinued operations, net of tax	48.8	9.1	18.4	436.3%	(50.5)%
Net income	254.6	939.8	128.8	(72.9)%	629.7%
Less: Net income attributable to noncontrolling interests	(45.9)	(40.8)	(34.0)	12.5%	20.0%
Net income attributable to HealthSouth	$208.7	$899.0	$94.8	(76.8)%	848.3%

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2011	2010	2009
Salaries and benefits	48.4%	49.1%	49.7%
Other operating expenses	14.0%	14.4%	13.8%
General and administrative expenses	5.5%	5.7%	5.9%
Supplies	5.1%	5.3%	5.4%
Depreciation and amortization	3.9%	3.9%	3.8%
Occupancy costs	2.4%	2.4%	2.5%
Provision for doubtful accounts	1.0%	0.9%	1.7%
Loss on disposal of assets	0.2%	0.1%	0.2%
Government, class action, and related settlements	(0.6)%	0.1%	2.1%
Professional fees—accounting, tax, and legal	1.0%	0.9%	0.5%
Total operating expenses	80.9%	82.6%	85.6%
Additional information regarding our operating results for the years ended December 31, 2011, 2010, and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In Millions)
Net patient revenue - inpatient	$1,866.4	$1,722.7	$1,621.4
Net patient revenue - outpatient & other	160.5	154.9	163.5
Net operating revenues	$2,026.9	$1,877.6	$1,784.9
	(Actual Amounts)
Discharges	118,354	112,514	109,106
Outpatient visits	943,439	1,009,397	1,094,538
Average length of stay (in days)	13.5	13.8	13.9
Occupancy %	67.7%	67.0%	67.7%
# of licensed beds	6,461	6,331	6,138
Full-time equivalents*	15,089	14,705	14,552

*
Excludes 395, 396, and 393 full-time equivalents for the years ended December 31, 2011, 2010, and 2009, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.8%, 1.2%, and 1.4% of consolidated Net operating revenues for the years ended December 31, 2011, 2010, and 2009, respectively.
Net patient revenue from our hospitals was 8.3% higher for the year ended December 31, 2011 than the year ended December 31, 2010. This increase was attributable to a 5.2% increase in patient discharges and a 3.0% increase in net patient revenue per discharge. Discharge growth included a 3.3% increase in same-store discharges. Net patient revenue per discharge increased primarily due to pricing adjustments from Medicare and managed care payors, a higher percentage of Medicare patients (as shown in the above payor mix table), and a higher percentage of neurological cases which increased the average acuity for the patients we served. As discussed above, on October 1, 2010, we received a 2.5% market basket update that was reduced to 2.25% under the requirements of the 2010 Healthcare Reform Laws.
Net patient revenue from our hospitals was 6.2% higher for the year ended December 31, 2010 than the year ended December 31, 2009. This increase was attributable to a 3.1% increase in patient discharges and higher net patient revenue per discharge. The growth in inpatient discharges primarily resulted from continued market share gains, including new hospitals. Same-store discharges were 1.4% higher in 2010 compared to 2009. Net patient revenue per discharge increased in 2010 compared to 2009 primarily due to positive pricing adjustments from Medicare and managed care payors.
Outpatient and other revenues in 2011 included the receipt of state provider taxes. A number of states in which we operate hospitals assess a provider tax to certain healthcare providers. Those tax revenues at the state level are generally matched by federal funds. In order to induce healthcare providers to serve low income patients, many states redistribute a substantial portion of these funds back to the various providers. These redistributions are based on different metrics than those used to assess the tax, and are thus in different amounts and proportions than the initial tax assessment. As a result, some providers receive a net benefit while others experience a net expense. See the discussion of Other operating expenses below for information on state provider tax expense recorded in 2011.
While state provider taxes are a regular component of our operating results, during 2011, a new provider tax was implemented in Pennsylvania where we operate nine inpatient hospitals. The Pennsylvania provider tax program contributed $10.3 million to outpatient and other revenues during 2011. Excluding the Pennsylvania provider taxes, outpatient and other revenues decreased in 2011 compared to 2010 due to the decrease in outpatient volumes and the closure of outpatient satellite clinics in prior periods. While outpatient volumes declined, the number of home health visits included in these volume metrics increased in 2011. Because home health visits receive a higher reimbursement rate per visit, we experienced an improvement in our net outpatient revenue per visit which offset a portion of the decrease in volume during 2011 compared to 2010.
Decreased outpatient volumes in 2010 compared to 2009 resulted primarily from the closure of outpatient satellite clinics in prior periods. During 2010, outpatient visits cancellations caused by the severe winter storms in some of our northeast and mid-Atlantic markets in the first quarter of 2010 also contributed to the decreased volume.
As of December 31, 2011, 2010, and 2009, we operated 26, 32, and 40 outpatient satellite clinics, respectively.
We received a Medicare market basket update of 2.9% under the 2012 Rule effective October 1, 2011. However, this market basket update was reduced by 1.1% to 1.8% under the requirements of the 2010 Healthcare Reform Laws.
Salaries and Benefits
Salaries and benefits are the most significant cost to us and represent an investment in our most important asset: our employees. Salaries and benefits include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.
We actively manage the productive portion of our Salaries and benefits utilizing certain metrics, including employees per occupied bed, or “EPOB.” This metric is determined by dividing the number of full-time equivalents, including an estimate of full-time equivalents from the utilization of contract labor, by the number of occupied beds during each period. The number of occupied beds is determined by multiplying the number of licensed beds by our occupancy percentage. For the years ended December 31, 2011, 2010, and 2009, our EPOB was 3.47, 3.49, and 3.52, respectively, or a year-over-year improvement of 0.6% and 0.9% in 2011 and 2010, respectively.
Salaries and benefits increased from 2010 to 2011 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2011 and 2010 development activities, an approximate 2% merit increase provided to employees on October 1, 2010, a change in the skills mix of employees at our hospitals, the training and orienting of new employees as a result of our increased volumes, and rising benefits costs. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing a higher percentage of registered nurses and certified rehabilitation registered nurses, which increases our average cost per full-time equivalent, and fewer licensed practical nurses.
Salaries and benefits as a percent of Net operating revenues decreased in 2011 compared to 2010 due to the ramping up of new hospitals in 2010 (i.e., costs with no to little revenues at new hospitals) and our increasing revenue base in 2011, as discussed above.
Salaries and benefits increased from 2009 to 2010 as a result of an approximate 2.3% merit increase provided to employees on October 1, 2009, an increase in the number of full-time equivalents as a result of our development activities, and a change in the mix of licensed versus non-licensed employees. The process of standardizing our labor practices across all of our hospitals, which we began in 2009 with the roll-out of a new labor management system, and the implementation of the new coverage requirements that became effective January 1, 2010 have decreased the use of non-licensed employees, which increased our average cost per full-time equivalent.
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
Other operating expenses in 2011 increased over 2010 primarily as a result of increased patient volumes. Other operating expenses in 2011 also included $6.9 million of expenses associated with Pennsylvania provider taxes, as discussed above. Despite the expenses associated with these taxes, Other operating expenses as a percent of Net operating revenues decreased by 40 basis points during 2011 compared to 2010 due primarily to our increasing revenue base.
Other operating expenses in 2010 increased over 2009 due primarily to increased self-insurance costs associated with professional and general liability claims and investments we made in our core business in 2010, including an investment in our case management function that was implemented in our hospitals during 2011. As a result of the jury verdict discussed in Note 22, Contingencies and Other Commitments, “Other Litigation,” to the accompanying consolidated financial statements, we recorded a $4.6 million charge to Other operating expenses during the second quarter of 2010. In addition, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. During 2010, we recorded a $7.6 million increase in self-insurance costs associated with professional and general liability risks due to revised actuarial estimates that primarily resulted from an increase in expected losses on a subset of claims in our recent claims history.
For additional information, see Note 10, Self-Insured Risks, to the accompanying consolidated financial statements.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.
General and administrative expenses as a percent of Net operating revenues decreased in the years presented primarily as a result of disciplined expense management and our increasing revenue base.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense increased in the years presented as a direct result of our increased volumes in each year. Supplies expense decreased as a percent of Net operating revenues in the years presented due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.

Depreciation and Amortization
Depreciation and amortization increased in the years presented primarily as a result of increased capital expenditures in each year and acquisitions in 2010. As we continue to grow and expand our inpatient rehabilitation business and begin the company-wide roll-out of our clinical information system, we expect our depreciation and amortization charges to increase going forward.
Occupancy Costs
Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs increased from 2010 to 2011 primarily as a result of our development activities in 2010. These costs did not change significantly from 2009 to 2010.
Provision for Doubtful Accounts
As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or "appeal," most of these denials, and we collect approximately 58% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age and historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Therefore, as we experience increases or decreases in these denials, or if our actual collections of these denials differs from our estimated collections, we may experience volatility in our Provision for doubtful accounts. See also, Item 1, Business, "Sources of Revenues—Medicare Reimbursement."
The change in the Provision for doubtful accounts as a percent of Net operating revenues in 2011 was primarily the result of an increase in Medicare claim denials offset by collections in excess of amounts previously reserved for denied claims. In addition, we continued to benefit from the enhancements we implemented in 2010 to our processes around the capture and recovery of Medicare-related bad debts, as discussed below.
In the latter part of 2009, Medicare contractors suspended these denials, which resulted in a decrease in our Provision for doubtful accounts as a percent of Net operating revenues from 2009 to 2010. In addition, we enhanced the processes around the capture and recovery of Medicare-related bad debts, which are recorded via the Provision for doubtful accounts.
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
Government, Class Action, and Related Settlements
The gain included in Government, class action, and related settlements in 2011 resulted from the recovery of assets from Richard M. Scrushy, our former chairman and chief executive officer, as discussed in Note 22, Contingencies and Other Commitments, "Litigation By and Against Richard M. Scrushy," to the accompanying consolidated financial statements.
During 2010, HealthSouth was relieved of its contractual obligation to continue paying premiums on certain split dollar life insurance policies on the life of Richard M. Scrushy. The split dollar life insurance policies were owned by trusts established by Richard M. Scrushy for the benefit of his children. During 2010, the split dollar policies were terminated and their net cash surrender proceeds in the amount of approximately $2 million was divided among HealthSouth, Richard M. Scrushy’s wife, and the Scrushy children’s trusts. We recorded a $1.1 million charge as part of Government, class action, and related settlements in 2010 associated with this obligation.

The majority of the amounts recorded as Government, class action, and related settlements in 2009 resulted from changes in the fair value of our common stock and the associated common stock warrants underlying our securities litigation settlement. Prior to the issuance of these shares of common stock and common stock warrants on September 30, 2009, at each period end, we adjusted our liability for this settlement based on the value of our common stock and the associated common stock warrants. To the extent the price of our common stock increased, we would increase our liability and record losses. When the price of our common stock decreased, we would reduce our liability and record gains. The final fair value adjustment related to these shares and warrants was made in 2009 when we issued the underlying common stock and common stock warrants. See Note 21, Settlements, to the accompanying consolidated financial statements for additional information.
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
Professional Fees—Accounting, Tax, and Legal
In 2011 and 2010, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees in 2011 specifically included $5.2 million related to our obligation to pay 35% of any recovery from Richard M. Scrushy to the attorneys for the derivative shareholder plaintiffs, as discussed in Note 22, Contingencies and Other Commitments, "Litigation By and Against Richard M. Scrushy," to the accompanying consolidated financial statements.
As discussed in Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements, in June 2009, a court ruled that Richard M. Scrushy committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of our accrual for his legal fees, which resulted in a reduction in Professional fees—accounting, tax, and legal of $6.5 million during the year ended December 31, 2009.
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
Loss on Early Extinguishment of Debt
In June and September 2011, we redeemed all of our 10.75% Senior Notes due 2016. During 2010, we completed refinancing transactions in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement. During 2009, we completed a refinancing transaction in which we issued $290.0 million of 8.125% Senior Notes due 2020 and used the net proceeds from this transaction, along with cash on hand, to tender for and redeem all Floating Rate Senior Notes due 2014 outstanding at that time. During 2009, we also used the net proceeds from various non-operating sources of cash, as well as available cash, to pay down long-term debt. The amounts included in Loss on early extinguishment of debt in each year are a result of these transactions. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees from 2010 to 2011 was due primarily to a decrease in our average borrowings offset by an increase in our average interest rate. Lower average borrowings resulted from debt reductions throughout 2010 and 2011, including the redemption in 2011 of our 10.75% Senior Notes due 2016. Our average interest rate increased from 7.4% in 2010 to 8.0% in 2011 as a result of our October 2010 refinancing transactions in which we replaced our variable-rate senior secured term loan with higher fixed-rate unsecured notes, as well as the additional offering of senior notes completed in March 2011.

Interest expense and amortization of debt discounts and fees was flat from 2009 to 2010. The increase in our average interest rate from 7.0% in 2009 to 7.4% in 2010 was offset by lower average borrowings year over year.
In 2011, we reduced total debt outstanding by approximately $257 million, including the redemption of our 10.75% Senior Notes due 2016. As a result, interest expense will decrease in 2012. For additional information regarding debt and related interest expense, see Note 8, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item.
Other Income
Other income is primarily comprised of interest income and gains and losses on sales of investments. In 2009, Other income also included $1.4 million, respectively, of impairment charges associated with our marketable equity securities and certain other cost method investments. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.
Loss on Interest Rate Swaps
Our Loss on interest rate swaps represents amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that were not designated as hedges. As discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, both of our interest rate swaps not designated as hedges expired in March 2011. The last interest rate set date for these swaps was December 10, 2010. At that time, we accrued the final net settlement payments for these swaps. Therefore, we did not record any losses related to these swaps in 2011. The net loss recorded in 2010 and 2009 represented the change in the market’s expectations for interest rates over the remaining term of the swap agreements.
In addition, Loss on interest rate swaps also includes any ineffectiveness associated with our former two forward-starting interest rate swaps that were designated as hedges. In association with the refinancing transactions discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item, in 2010, we terminated our two forward-starting interest rate swaps. Accordingly, during 2010, we reclassified the existing cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the settlement payment to the counterparties as part of Loss on interest rate swaps during 2010. In October 2010, an unwind fee of $6.9 million was paid to the counterparties under these agreements to effect the termination.
During the years ended December 31, 2011, 2010, and 2009, we made net cash settlement payments of $10.9 million, $44.7 million, and $42.2 million, respectively, to our counterparties.
For additional information regarding these interest rate swaps, see Note 9, Derivative Instruments, to the accompanying consolidated financial statements.
Equity in Net Income of Nonconsolidated Affiliates
As discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements, Equity in net income of nonconsolidated affiliates for 2009 included an out-of-period adjustment associated with a facility we account for using the equity method of accounting. This adjustment created a charge of approximately $4.5 million for the year ended December 31, 2009.
Income from Continuing Operations Before Income Tax Expense (Benefit)
The increase in our Income from continuing operations before income tax expense (benefit) ("pre-tax income from continuing operations") from 2010 to 2011 resulted from increased Net operating revenues and disciplined expense management. The increase in pre-tax income from continuing operations from 2009 to 2010 resulted from increased revenues, disciplined expense management, a decrease in Government, class action, and related settlements expense (as discussed above), and a favorable bad debt trend year over year.
In both 2011 and 2010, the decrease in Salaries and benefits as a percent of Net operating revenues resulted in improved flow through to pre-tax income from continuing operations.

Provision for Income Tax Expense (Benefit)
Due to our federal and state net operating loss carryforwards ("NOLs"), we currently estimate our cash income tax expense to be approximately $7 million to $10 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For 2011, 2010, and 2009, cash income tax expense was $9.1 million, $10.0 million, and $10.5 million, respectively.
Our effective income tax rate for 2011 was 15.3%. Our Provision for Income Tax Expense in 2011 was less than the federal statutory rate of 35.0% primarily due to: (1) an approximate $28 million benefit associated with a current period net reduction in the valuation allowance and (2) an approximate $18 million net benefit associated with settlements with various taxing authorities including the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 offset by (3) approximately $7 million of net income tax expense primarily related to corrections to deferred tax assets associated with our NOLs and corresponding valuation allowance. See Note 1, Summary of Significant Accounting Policies, "Out-of-Period Adjustments."
The Provision for income tax benefit in 2010 primarily resulted from a reduction in the valuation allowance. Based on the weight of available evidence including our generation of pre-tax income from continuing operations on a three-year look back basis, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies, we determined, in the fourth quarter of 2010, it is more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state jurisdictions in the future and decreased our valuation allowance by $825.4 million. This benefit was offset by settlements related to federal IRS examinations, including reductions in unrecognized tax benefits.
The Provision for income tax benefit in 2009 primarily resulted from a reduction in the valuation allowance and refunds of state income taxes, including interest. The decrease in the valuation allowance for 2009 related primarily to a decrease in gross deferred tax assets resulting from the issuance of the common stock and common stock warrants underlying the securities litigation settlement, the write-off of bad debts, and the utilization of NOLs.
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
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period. These amounts increased in the years presented due primarily to bed additions at partnership hospitals. The increase from 2009 to 2010 also resulted from one hospital that was wholly owned prior to becoming a partnership in the fourth quarter of 2009.
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

Results of Discontinued Operations
As discussed in Note 1, Summary of Significant Accounting Policies, “Reclassifications,” and Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements, we reclassified our consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for 2010 and 2009 to include these facilities and their results of operations as discontinued operations.
The operating results of discontinued operations are as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
HealthSouth Corporation:
Net operating revenues	$73.6	$122.6	$136.0
Costs and expenses	68.7	110.9	123.6
Impairments	6.8	0.6	4.0
(Loss) income from discontinued operations	(1.9)	11.1	8.4
Loss on disposal of assets of discontinued operations	—	(0.9)	(0.5)
Gain on sale of LTCHs	65.6	—	—
Income tax (expense) benefit	(29.5)	(3.0)	0.3
Income from discontinued operations, net of tax	$34.2	$7.2	$8.2
Other:
Net operating revenues	$22.1	$1.1	$8.0
Costs and expenses	(0.9)	(2.1)	12.4
Income (loss) from discontinued operations	23.0	3.2	(4.4)
(Loss) gain on disposal of assets of discontinued operations	—	(0.3)	0.8
Gain on divestitures of divisions	—	—	13.4
Income tax (expense) benefit	(8.4)	(1.0)	0.4
Income from discontinued operations, net of tax	$14.6	$1.9	$10.2
Total:
Net operating revenues	$95.7	$123.7	$144.0
Costs and expenses	67.8	108.8	136.0
Impairments	6.8	0.6	4.0
Income from discontinued operations	21.1	14.3	4.0
(Loss) gain on disposal of assets of discontinued operations	—	(1.2)	0.3
Gain on sale of LTCHs/divestitures of divisions	65.6	—	13.4
Income tax (expense) benefit	(37.9)	(4.0)	0.7
Income from discontinued operations, net of tax	$48.8	$9.1	$18.4
As discussed in Note 21, Settlements, to the accompanying consolidated financial statements, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.

HealthSouth Corporation
Our results of discontinued operations primarily included the operations of the following hospitals: five of our LTCHs (sold in August 2011); Houston LTCH (closed in August 2011); our hospital in Baton Rouge, Louisiana (sold in January 2010); and Dallas Medical Center (closed in October 2008). The decrease in net operating revenues and costs and expenses in each period presented were due primarily to the performance and eventual sale or closure of these facilities.
During 2011, we recorded impairment charges of $6.8 million as part of our results of discontinued operations. These charges related to the LTCH closed in 2011 and the hospital closed in 2008. We determined the fair value of the impaired long-lived assets at the hospitals based on the assets' estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers. During 2010, we recorded impairment charges of $0.6 million. This charge related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an offer from a potential buyer. During 2009, we recorded an impairment charge of $4.0 million. This charge related to our hospital in Baton Rouge, Louisiana that qualified to be reported as discontinued operations during 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third-party to purchase the assets.
As a result of the transaction to sell five of our LTCHs, we recorded a $65.6 million pre-tax gain as part of our results of discontinued operations in 2011.
Income tax expense recorded as part of our results of discontinued operations in 2011 related primarily to the gain from the sale of five of our LTCHs discussed above.
Other
Results of discontinued operations in “other” primarily included the results of operations of our former surgery centers, outpatient and diagnostic divisions.
The change in net operating revenues, costs and expenses, and income tax expense recorded as part of our results of discontinued operations in 2011 related primarily to the Delaware Settlement discussed above.
We closed the transaction to sell our surgery centers division to ASC Acquisition LLC (“ASC”) on June 29, 2007, other than with respect to certain facilities for which approvals for the transfer to ASC had not yet been received as of such date. No portion of the purchase price was withheld at closing pending the transfer of these facilities. Approval for the transfer of the last facility was obtained in the fourth quarter of 2009. As a result of the transfer of this one facility, we recorded a gain on disposal of $13.4 million in 2009.
See also Note 18, Assets and Liabilities in and Results of Discontinued Operations, Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital markets and general business environment. Maintaining flexibility in our capital structure includes mitigating our refinancing risks, limiting concentrations of debt maturities in any given year, allowing for debt prepayments without onerous penalties, and ensuring our debt agreements are limited in restrictive terms and maintenance covenants.
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

In addition, and as previously disclosed, in October 2010, we also replaced our existing credit agreement with a new credit agreement that would mature in 2015 and provided us with a $500 million revolving credit facility, including a $260 million letter of credit subfacility. On May 10, 2011, we improved our overall debt profile by amending our credit agreement (the “2011 Credit Agreement”). In that amendment, we:

•
added a $100 million term loan with an initial interest rate of LIBOR plus 2.5% (see below), maturing in May 2016. The 2011 Credit Agreement continues to permit future increases in revolving borrowing capacity or new term loans, or both, in an aggregate amount not to exceed $200 million. The net proceeds from the term loan were used to redeem a portion of our 10.75% Senior Notes due 2016 in June 2011, as discussed below.

•
reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility, depending on the leverage ratio (as defined in the 2011 Credit Agreement) during a given interest rate period.

•	reset the maturity date for the existing revolving credit facility from October 2015 to May 2016.
All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the accompanying consolidated financial statements. The 2011 Credit Agreement continues to provide for a senior secured revolving credit facility of up to $500 million, including a $260 million letter of credit subfacility. The new term loan will amortize in quarterly installments of $1.25 million through June 30, 2013, then at $1.875 million through June 30, 2014, and then at $2.5 million through March 31, 2016. Pursuant to the terms of the 2011 Credit Agreement, on August 5, 2011, the spread above the applicable base rate (currently LIBOR) applicable to our revolving credit facility and $100 million term loan decreased from 2.5% to 2.25% as a result of the reduction in the leverage ratio calculated under the terms of the credit agreement and based on our quarterly financial statements filed for the quarterly period ended June 30, 2011.
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
As a result of the above redemptions of our 10.75% Senior Notes due 2016, we recorded a $38.8 million Loss on early extinguishment of debt during 2011.
As a result of all of the above transactions, we have improved the maturity profile and flexibility of our debt capital and significantly reduced near-term refinancing risk. In addition, interest expense declined in the second half of 2011 and is expected to decline further in 2012.
In addition to the above, in March 2011, we made the final cash settlement payments related to our two interest rate swaps that were not designated as hedging instruments.
Current Liquidity
As of December 31, 2011, we had $30.1 million in Cash and cash equivalents. This amount excludes $35.3 million in Restricted cash and $45.2 million of restricted marketable securities ($30.2 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2011, we had approximately $345 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2011, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.
As discussed above in the “Executive Overview” section of this Item, and despite the regulatory uncertainty currently facing healthcare providers, we anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We will also consider opportunistic repurchases of our common stock and dividends.
As of December 31, 2011, we have scheduled principal payments of $18.9 million and $18.1 million in 2012 and 2013, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to the accompanying consolidated financial statements). We do not face near-term refinancing risk, as the majority of amounts outstanding under our credit agreement do not mature until 2016, and the majority of our bonds are not due until 2018 and beyond.
See Item 1A, Risk Factors, of this report and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2011, 2010, and 2009 (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$342.7	$331.0	$406.1
Net cash used in investing activities	(24.6)	(125.9)	(133.0)
Net cash used in financing activities	(336.4)	(237.7)	(224.3)
(Decrease) increase in cash and cash equivalents	$(18.3)	$(32.6)	$48.8
2011 Compared to 2010
Operating activities. The increase in Net cash provided by operating activities from 2010 to 2011 primarily resulted from the increase in our Net operating revenues and effective expense management. Net cash provided by operating activities for 2011 included $26.9 million related to the premium paid in conjunction with the redemption of our 10.75% Senior Notes in June and September 2011 and a $16.2 million decrease in the liability associated with Refunds due patients and other third-party payors. The decrease in this liability primarily related to a settlement discussed in Note 21, Settlements, to the accompanying consolidated financial statements. Net cash provided by operating activities for 2011 and 2010 included $7.9 million and $13.5 million, respectively, of state income tax refunds associated with prior periods.
Investing activities. Net cash used in investing activities during 2011 included $107.9 million of proceeds from the sale of five of our LTCHs in August 2011, as discussed above and in Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements. Excluding these proceeds, the net increase in Net cash used in investing activities year over year would have resulted from increased purchases of property and equipment in 2011 offset by the acquisition of two inpatient rehabilitation hospitals and net settlements on interest rate swaps during 2010. Purchases of property and equipment increased in 2011 primarily due to our purchase of leased properties associated with two of our inpatient rehabilitation hospitals.
Financing activities. The increase in Net cash used in financing activities during 2011 compared to 2010 resulted from the debt-related transactions discussed above and in Note 8, Long-term Debt, to the accompanying consolidated financial statements. Net debt payments, including debt issue costs, were approximately $271 million during 2011 compared to approximately $183 million of net debt payments during 2010.
2010 Compared to 2009
Operating activities. Net cash provided by operating activities for the year ended December 31, 2009 included $73.8 million in net cash proceeds related to the UBS Settlement and the receipt of $63.7 million in income tax refunds associated with prior periods. Net cash provided by operating activities for the year ended December 31, 2010 included $13.5 million in income tax refunds associated with prior periods. See Note 21, Settlements, and Note 19, Income Taxes, to the accompanying consolidated financial statements. Excluding these amounts, the increase in Net cash provided by operating activities from 2009 to 2010 resulted from the increase in our Net operating revenues, effective expense management, and the timing of interest and payroll-related payments.
Investing activities. Net cash used in investing activities decreased from 2009 to 2010. During 2010, a reduction in restricted cash and the receipt of proceeds from the sale of our hospital in Baton Rouge, Louisiana were offset by the use of $34.1 million related to business acquisitions and net purchases of restricted investments. During 2010, we negotiated with certain of our external partners to release restrictions placed on the joint ventures' cash which allowed us to manage and control the use of the joint ventures' cash.
Financing activities. Net cash used in financing activities increased from 2009 to 2010 as a result of net debt repayments and debt amendment and issuance costs primarily associated with the 2010 refinancing transactions, as discussed above.
Funding Commitments
We have scheduled principal payments of $18.9 million and $18.1 million in 2012 and 2013, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2011, we made capital expenditures of $109.1 million for property and equipment and capitalized software. In addition, we used $4.9 million for our acquisition activities, as discussed above. During 2012, we expect to spend approximately $145 million to $180 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $70 million to $95 million of this budgeted amount is considered discretionary.
As discussed earlier in this report, we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in growth opportunities and continue to invest in our core business. We will also consider opportunistic repurchases of our common stock, dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
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

In general terms, the credit agreement definition of Adjusted EBITDA, referred to as "Adjusted Consolidated EBITDA" there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to or subtract from consolidated Net income unusual non-cash or non-recurring items. These items have included, but may not be limited to, (1) amounts associated with government, class action, and related settlements, (2) amounts related to discontinued operations and closed locations, (3) charges in respect of professional fees for reconstruction and restatement of financial statements, including fees paid to outside professional firms for matters related to internal controls and legal fees for continued litigation defense and support matters discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements, (4) stock-based compensation expense, (5) net investment and other income (including interest income), and (6) fees associated with our divestiture activities. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
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
Our Adjusted EBITDA for the years ended December 31, 2011, 2010, and 2009 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2011	2010	2009
Net income	$254.6	$939.8	$128.8
Income from discontinued operations, net of tax, attributable to HealthSouth	(49.9)	(9.2)	(17.7)
Provision for income tax expense (benefit)	37.1	(740.8)	(2.9)
Loss on interest rate swaps	—	13.3	19.6
Interest expense and amortization of debt discounts and fees	119.4	125.6	125.7
Loss on early extinguishment of debt	38.8	12.3	12.5
Professional fees—accounting, tax, and legal	21.0	17.2	8.8
Government, class action, and related settlements	(12.3)	1.1	36.7
Net noncash loss on disposal of assets	4.3	1.4	3.4
Depreciation and amortization	78.8	73.1	67.6
Stock-based compensation expense	20.3	16.4	13.4
Net income attributable to noncontrolling interests	(45.9)	(40.8)	(34.0)
Other	—	0.2	1.8
Adjusted EBITDA	$466.2	$409.6	$363.7

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$342.7	$331.0	$406.1
Provision for doubtful accounts	(21.0)	(16.4)	(30.7)
Professional fees—accounting, tax, and legal	21.0	17.2	8.8
Interest expense and amortization of debt discounts and fees	119.4	125.6	125.7
UBS Settlement proceeds, gross	—	—	(100.0)
Equity in net income of nonconsolidated affiliates	12.0	10.1	4.6
Net income attributable to noncontrolling interests in continuing operations	(47.0)	(40.9)	(33.3)
Amortization of debt discounts and fees	(4.2)	(6.3)	(6.6)
Distributions from nonconsolidated affiliates	(13.0)	(8.1)	(8.6)
Current portion of income tax expense (benefit)	0.6	2.9	(7.0)
Change in assets and liabilities	49.9	2.8	(2.1)
Change in government, class action, and related settlements liability	(8.5)	2.9	11.2
Premium received on bond issuance	(4.1)	—	—
Premium paid on bond redemption	26.9	—	—
Operating cash provided by discontinued operations	(9.1)	(13.2)	(5.7)
Other	0.6	2.0	1.3
Adjusted EBITDA	$466.2	$409.6	$363.7
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
We are secondarily liable for certain lease obligations associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, and one joint venture entity which we account for using the equity method of accounting. As of December 31, 2011, we were secondarily liable for 23 such guarantees. The remaining terms of these guarantees range from one month to 90 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $23.9 million.

We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser or lessee for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers remain obligated under the terms of the applicable purchase agreements to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. For additional information regarding these guarantees, see Note 13, Guarantees, to the accompanying consolidated financial statements.
Also, as discussed in Note 21, Settlements, to the accompanying consolidated financial statements, our securities litigation settlement agreement requires us to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2011, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements, and any amount we would be required to pay is not estimable at this time.
As of December 31, 2011, we do not have any retained or contingent interest in assets as defined above.
As of December 31, 2011, we do not hold any derivative financial instruments. See Note 9, Derivative Instruments, to the accompanying consolidated financial statements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2011 are as follows (in millions):

	Total	2012	2013-2014	2015-2016	2017 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,068.8	$7.8	$17.9	$80.4	$962.7
Revolving credit facility	110.0	—	—	110.0	—
Interest on long-term debt (b)	669.6	80.7	160.4	156.0	272.5
Capital lease obligations (c)	118.9	16.2	25.5	17.5	59.7
Operating lease obligations (d)(e)	269.4	41.1	70.9	50.7	106.7
Purchase obligations (e)(f)	150.5	23.2	41.7	42.6	43.0
Other long-term liabilities (g)	3.4	0.2	0.4	0.4	2.4
Total	$2,390.6	$169.2	$316.8	$457.6	$1,447.0

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2011. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(f)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on HealthSouth and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support. As discussed in the "Executive Overview" section of this Item, we have entered into an agreement with Cerner to begin a company-wide implementation of an electronic clinical information system beginning in 2012.

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 22, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Also, at December 31, 2011, we had $6.0 million of total gross unrecognized tax benefits. In addition, we had an accrual for related interest income of $0.1 million as of December 31, 2011. It is reasonably possible a decrease in our unrecognized tax benefits of approximately $0.4 million will occur within the next 12 months due to the closing of the applicable statutes of limitations. We continue to actively pursue the maximization of our remaining income tax refund claims and other tax benefits.

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
We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values. Accounts requiring collection efforts are reviewed via system-generated work queues that automatically stage (based on age and size of outstanding balance) accounts requiring collection efforts for patient account representatives. Collection efforts include contacting the applicable party (both in writing and by telephone), providing information (both financial and clinical) to allow for payment or to overturn payor decisions to deny payment, and arranging payment plans with self-pay patients, among other techniques. When we determine all in-house efforts have been exhausted or it is a more prudent use of resources, accounts may be turned over to a collection agency. Accounts are written off after all collection efforts (internal and external) have been exhausted.
We have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or "appeal," most of these denials, and we collect approximately 58% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age and historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by Medicare contractors and their subsequent collection can create volatility in our Provision for doubtful accounts.
As of December 31, 2011 and 2010, $12.3 million and $3.8 million, or 5.3% and 1.7%, respectively, of our patient accounts receivable represented denials by Medicare contractors that were in this review process. During the years ended December 31, 2011, 2010, and 2009, we wrote off $0.5 million, $5.8 million, and $5.1 million, respectively, of previously denied claims while we collected $1.9 million, $6.7 million, and $8.7 million, respectively, of previously denied claims.
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

The table below shows a summary aging of our net accounts receivable balance as of December 31, 2011 and 2010. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2011	2010
	(In Millions)
0 - 30 Days	$162.9	$149.0
31 - 60 Days	18.3	18.7
61 - 90 Days	9.2	10.2
91 - 120 Days	5.6	5.9
120 + Days	15.1	13.2
Patients accounts receivable, net	211.1	197.0
Non-patient accounts receivable	11.7	9.7
Accounts receivable, net	$222.8	$206.7
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
Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. The reserves for professional and general liability and workers’ compensation risks cover approximately 800 individual claims as of December 31, 2011 and estimates for unreported claims.
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

Our impairment loss calculations require management to apply judgment in estimating future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Using the impairment review methodology described herein, we recorded long-lived asset impairment charges of $6.8 million in discontinued operations during the year ended December 31, 2011. If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We are required to test our goodwill for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year. We test goodwill for impairment at the reporting unit level and are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our single reporting unit.
In September 2011, the FASB amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted this guidance in the fourth quarter of 2011. See Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements.”
We assess qualitative factors in our single reporting unit to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not our reporting unit's fair value is less than its carrying amount. The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of our reporting unit is less than its carrying amount:

•	Macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets.

•	Industry and market considerations and changes in healthcare regulations (including reimbursement and compliance requirements under the Medicare and Medicaid programs).

•	Cost factors, such as an increase in labor, supply, or other costs.

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings.

•	Other relevant Company-specific events, such as material changes in management or key personnel or outstanding litigation.

•	Material events, such as a change in the composition or carrying amount of our reporting unit's net assets, including acquisitions and dispositions.

•	Consideration of the relationship of our market capitalization to our book value, as well as a sustained decrease in our share price.
If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of our reporting unit's projected operating results and cash flows that are discounted using a weighted-average cost of capital that reflects market participant assumptions. The projected operating results use management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. Other significant estimates and assumptions include cost-saving synergies and tax benefits that would accrue to a market participant under a fair value methodology. We would validate our estimates under the income approach by reconciling the estimated fair value of our reporting unit determined under the income approach to our market capitalization and estimated fair value determined under the market approach. The market approach estimates fair value through the use of observable inputs, including the Company's stock price. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting unit.

In the fourth quarter of 2011, we assessed the qualitative factors described above for our reporting unit and concluded it is more likely than not the fair value of our reporting unit is greater than its carrying amount. As a result of this assessment of qualitative factors, we determined it was not necessary to perform the two-step goodwill impairment test on our reporting unit.
If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our reporting unit is not at risk for any impairment charges.
Our other intangible assets consist of acquired certificates of need, licenses, noncompete agreements, tradenames, internal-use software, and market access assets. We amortize these assets over their respective estimated useful lives, which typically range from 3 to 30 years. All of our other intangible assets are amortized using the straight-line basis, except for our market access assets, which are amortized using an accelerated basis (see below). As of December 31, 2011 we do not have any intangible assets with indefinite useful lives.
We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable. The fair value of our other intangible assets is determined using discounted cash flows and significant unobservable inputs.
Our market access assets are valued using discounted cash flows under the income approach. The value of the market access assets is attributable to our ability to gain access to and penetrate the former facility's historical market patient base. To determine this value, we first develop a debt-free net cash flow forecast under various patient volume scenarios. The debt-free net cash flow is then discounted back to present value using a discount factor, which includes an adjustment for company-specific risk. We amortize these assets over 20 years using an accelerated basis that reflects the pattern in which we believe the economic benefits of the market access assets will be consumed.
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
Option pricing model assumptions such as expected term, expected volatility, risk-free interest rate, and expected dividends impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation expense recorded in each year. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment based on relevant facts and circumstances.
We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We currently calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option pricing model. We have never paid cash dividends on our common stock. As such, we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity.
If actual results are not consistent with our assumptions and estimates, we may be exposed to expense adjustments that could be material to our results of operations. Compensation expense related to performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures.
Income Taxes
We provide for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, deferred tax assets are also recorded with respect to NOLs and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when realization of the benefit of deferred tax assets is not deemed to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Our forecast of future earnings includes assumptions about patient volumes, payor reimbursement, labor costs, hospital operating expenses, and interest expense. Based on the weight of available evidence, we determine if it is more likely than not our deferred tax assets will be realized in the future.
During the year ended December 31, 2011, we decreased our valuation allowance by $62.4 million. As of December 31, 2011, we had a remaining valuation allowance of $50.3 million which primarily related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. See also Note 19, Income Taxes to the accompanying consolidated financial statements.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2011 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
We continue to actively pursue the maximization of our remaining income tax refund claims and other tax benefits. The actual amount of the refunds will not be finally determined until all of the applicable taxing authorities have completed their review. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.
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
Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of December 31, 2011 is shown in the following table (in millions):

	As of December 31, 2011
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$936.0	81.9%	$922.6	81.6%
Variable rate debt	207.5	18.1%	207.5	18.4%
Total long-term debt	$1,143.5	100.0%	$1,130.1	100.0%
Based on the size of our variable rate debt as of December 31, 2011, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $1.8 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.6 million over the next 12 months, assuming floating rate indices are floored at 0%.
A 1% increase in interest rates would result in an approximate $53.6 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $47.3 million increase in its estimated net fair value.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2012 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Items of Business Requiring Your Vote - Proposal 1 – Election of Directors,” “Corporate Governance and Board Structure – Code of Ethics,” “Corporate Governance and Board Structure – Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure – Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Corporate Governance and Board Structure – Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth, as of December 31, 2011, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise		Weighted Average Price(1)	Securities Available for Future Issuance
Plans approved by stockholders	5,337,677	(2)	$20.41	9,000,000	(3)
Plans not approved by stockholders	1,197,159	(4)	23.15	1,204,100	(5)
Total	6,534,836		21.63	10,204,100

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the Amended and Restated 2008 Equity Incentive Plan approved by our stockholders in May 2011.

(4)
This amount includes (a) 45,100 and 1,039,623 shares issuable upon exercise of stock options outstanding under the 2002 Non-Executive Stock Option Plan and the 2005 Equity Incentive Plan, respectively, and (b) 112,436 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan.

(5)
These shares are available for issuance as of December 31, 2011 under the 2002 Non-Executive Stock Option Plan. However, this plan expired in January 2012 with no further issuances, so these shares are no longer available for issuance.

2002 Non-Executive Stock Option Plan
The 2002 Non-Executive Stock Option Plan (the "2002 Plan") provided for the grant of non-qualified options to purchase shares of our common stock to our employees who were not directors or executive officers. The 2002 Plan expired in January 2012. The awards outstanding at the time of its termination will continue in effect in accordance with their terms. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally were at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond ten years from the date of grant, and granted options generally vest in periods of up to five years depending on the type of award granted. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
2004 Amended and Restated Director Incentive Plan
The 2004 Amended and Restated Director Incentive Plan (the "2004 Plan") provided for the grant of common stock, awards of restricted common stock, and the right to receive awards of common stock, which we refer to as "restricted stock units," to our non-employee directors. The 2004 Plan expired in March 2008 and was replaced by the 2008 Equity Incentive Plan. Some awards remain outstanding. Awards granted under the 2004 Plan at the time of its termination will continue in effect in accordance with their terms. Awards of restricted stock units were fully vested when awarded and will be settled in shares of common stock on the earlier of the six-month anniversary of the date on which the director ceases to serve on the board of directors or certain change in control events. The restricted stock units generally cannot be transferred. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the "2005 Plan") provided for the grant of stock options, restricted stock, stock appreciation rights, deferred stock, and other stock-based awards to our directors, executives, and other key employees as determined by the board of directors or the compensation committee in accordance with the terms of the 2005 Plan and evidenced by an award agreement with each participant. The 2005 Plan expired in November 2008 and was replaced by the 2008 Equity Incentive Plan. Some option awards remain outstanding and are fully vested. Awards granted under the 2005 Plan at the time of its termination will continue in effect in accordance with their terms. The outstanding option awards have an exercise price not less than the fair market value of such shares of common stock on the date of grant and an expiration date that is ten years after the grant date. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
Security Ownership of Certain Beneficial Owners and Management
The other information required by Item 12 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2012 Proxy Statement under the captions “Corporate Governance and Board Structure – Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2012 Proxy Statement under the caption “Items of Business Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this annual report unless otherwise noted.

No.	Description

2.1
Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).#

2.2
Letter Agreement, dated May 1, 2007, by and between HealthSouth Corporation and Select Medical Corporation (incorporated by reference to Exhibit 2.3 to HealthSouth’s Quarterly Report on 10-Q filed on May 9, 2007).#

2.3
Amended and Restated Stock Purchase Agreement, dated as of March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC (incorporated by reference to Exhibit 2.1 to HealthSouth’s Quarterly Report on 10-Q filed on August 8, 2007).#

2.4
Stock Purchase Agreement, dated April 19, 2007, by and between HealthSouth Corporation and Diagnostic Health Holdings, Inc. (incorporated by reference to Exhibit 2.4 to HealthSouth’s Annual Report on Form 10‑K filed on February 26, 2008).#

2.5.1
Asset Purchase Agreement, dated as of May 17, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada - Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals Of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (incorporated by reference to Exhibit 2.1 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).#

2.5.2
First Amendment to the Asset Purchase Agreement, dated as of July 21, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (incorporated by reference to Exhibit 2.1.1 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).#

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

4.1.1
Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.1.2
Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.2
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.3.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020, 7.250% Senior Notes due 2018, and 7.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.3.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7.2 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.3.3
Second Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.250% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

4.3.4
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

10.9
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, Other Matters, of HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.10
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2011).+

10.11	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.11 to HealthSouth's Annual Report on Form 10-K filed on February 24, 2011).+

10.12	HealthSouth Corporation Third Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 9, 2011).+

10.13
Letter of Understanding, dated as of December 2, 2010, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 3, 2010).+

10.14.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.14.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.15	Form of Key Executive Incentive Award Agreement.** +

10.16.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth's Registration Statement on Form S-8 filed on August 2, 2011).+

10.16.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.16.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.16.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.16.5
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.16.6
Form of Restricted Stock Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.16.7
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.4 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.16.8
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.5 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.17	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.30 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.18
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2011).+

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

10.23	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

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

10.24.2
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.24.3
Second Amended and Restated Credit Agreement, dated May 10, 2011, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.2 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).

12	Computation of Ratios.

21	Subsidiaries of HealthSouth Corporation.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
# Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request
* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.
** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ JAY GRINNEY
Jay Grinney
President and Chief Executive Officer

Date:	February 23, 2012
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

Signature	Capacity	Date

/s/ JAY GRINNEY	President and Chief Executive Officer and Director	February 23, 2012
Jay Grinney

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 23, 2012
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 23, 2012
Andrew L. Price

/s/ JON F. HANSON	Chairman of the Board of Directors	February 23, 2012
Jon F. Hanson

/s/ EDWARD A. BLECHSCHMIDT	Director	February 23, 2012
Edward A. Blechschmidt

/s/ JOHN W. CHIDSEY	Director	February 23, 2012
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 23, 2012
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 23, 2012
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 23, 2012
Charles M. Elson

/s/ LEO I. HIGDON, JR.	Director	February 23, 2012
Leo I. Higdon, Jr.

/s/ JOHN E. MAUPIN, JR.	Director	February 23, 2012
John E. Maupin, Jr.

/s/ L. EDWARD SHAW, JR.	Director	February 23, 2012
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of HealthSouth Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 23, 2012

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2011	2010	2009
	(In Millions, Except Per Share Data)
Net operating revenues	$2,026.9	$1,877.6	$1,784.9
Operating expenses:
Salaries and benefits	982.0	921.7	887.4
Other operating expenses	284.0	269.5	246.7
General and administrative expenses	110.5	106.2	104.5
Supplies	102.8	99.4	96.8
Depreciation and amortization	78.8	73.1	67.6
Occupancy costs	48.4	44.9	44.9
Provision for doubtful accounts	21.0	16.4	30.7
Loss on disposal of assets	4.3	1.4	3.4
Government, class action, and related settlements	(12.3)	1.1	36.7
Professional fees—accounting, tax, and legal	21.0	17.2	8.8
Total operating expenses	1,640.5	1,550.9	1,527.5
Loss on early extinguishment of debt	38.8	12.3	12.5
Interest expense and amortization of debt discounts and fees	119.4	125.6	125.7
Other income	(2.7)	(4.3)	(3.3)
Loss on interest rate swaps	—	13.3	19.6
Equity in net income of nonconsolidated affiliates	(12.0)	(10.1)	(4.6)
Income from continuing operations before income tax expense (benefit)	242.9	189.9	107.5
Provision for income tax expense (benefit)	37.1	(740.8)	(2.9)
Income from continuing operations	205.8	930.7	110.4
Income from discontinued operations, net of tax	48.8	9.1	18.4
Net income	254.6	939.8	128.8
Less: Net income attributable to noncontrolling interests	(45.9)	(40.8)	(34.0)
Net income attributable to HealthSouth	208.7	899.0	94.8
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)
Net income attributable to HealthSouth common shareholders	$182.7	$873.0	$68.8
Weighted average common shares outstanding:
Basic	93.3	92.8	88.8
Diluted	109.2	108.5	103.3
Earnings per common share:
Basic:
Income from continuing operations attributable to HealthSouth common shareholders	$1.42	$9.31	$0.58
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.54	0.10	0.19
Net income attributable to HealthSouth common shareholders	$1.96	$9.41	$0.77
Diluted:
Income from continuing operations attributable to HealthSouth common shareholders	$1.42	$8.20	$0.58
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.54	0.08	0.19
Net income attributable to HealthSouth common shareholders	$1.96	$8.28	$0.77
Amounts attributable to HealthSouth:
Income from continuing operations	$158.8	$889.8	$77.1
Income from discontinued operations, net of tax	49.9	9.2	17.7
Net income attributable to HealthSouth	$208.7	$899.0	$94.8

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2011	2010	2009
	(In Millions)
COMPREHENSIVE INCOME
Net income	$254.6	$939.8	$128.8
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.7)	0.5	1.3
Reclassifications to net income	—	(1.3)	1.6
Net change in unrealized (loss) gain on forward-starting interest rate swaps:
Unrealized net holding (loss) gain arising during the period	—	(4.7)	0.3
Reclassifications to net income	—	4.6	—
Other comprehensive (loss) income before income taxes	(0.7)	(0.9)	3.2
Provision for income tax benefit related to other comprehensive (loss) income items	—	1.4	—
Other comprehensive (loss) income, net of tax:	(0.7)	0.5	3.2
Comprehensive income	253.9	940.3	132.0
Comprehensive income attributable to noncontrolling interests	(45.9)	(40.8)	(34.0)
Comprehensive income attributable to HealthSouth	$208.0	$899.5	$98.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2011	2010
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$30.1	$48.3
Restricted cash	35.3	36.5
Current portion of restricted marketable securities	15.0	18.2
Accounts receivable, net of allowance for doubtful accounts of $21.4 in 2011; $22.7 in 2010	222.8	206.7
Deferred income tax assets	26.6	28.1
Prepaid expenses and other current assets	61.2	68.4
Total current assets	391.0	406.2
Property and equipment, net	664.4	632.9
Goodwill	421.7	420.3
Intangible assets, net	57.7	58.5
Investments in and advances to nonconsolidated affiliates	29.0	30.7
Deferred income tax assets	608.1	679.3
Other long-term assets	99.3	144.2
Total assets	$2,271.2	$2,372.1
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$18.9	$14.5
Accounts payable	45.4	44.6
Accrued payroll	85.0	77.0
Accrued interest payable	22.5	21.5
Refunds due patients and other third-party payors	7.3	48.3
Other current liabilities	134.1	153.4
Total current liabilities	313.2	359.3
Long-term debt, net of current portion	1,235.8	1,496.8
Self-insured risks	102.8	102.5
Other long-term liabilities	30.4	28.3
	1,682.2	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 400,000 shares issued in 2011 and 2010; liquidation preference of $1,000 per share	387.4	387.4
Shareholders’ equity (deficit):
HealthSouth shareholders' equity (deficit):
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 99,735,959 in 2011; 97,626,393 in 2010	1.0	1.0
Capital in excess of par value	2,874.7	2,873.5
Accumulated deficit	(2,609.7)	(2,818.4)
Accumulated other comprehensive (loss) income	(0.2)	0.5
Treasury stock, at cost (4,489,079 shares in 2011 and 4,180,025 shares in 2010)	(148.8)	(141.8)
Total HealthSouth shareholders’ equity (deficit)	117.0	(85.2)
Noncontrolling interests	84.6	83.0
Total shareholders' equity (deficit)	201.6	(2.2)
Total liabilities and shareholders’ equity (deficit)	$2,271.2	$2,372.1

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Year Ended December 31, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	—	—	—	208.7	—	—	45.9	254.6	$254.6
Other comprehensive loss, net of tax	—	—	—	—	(0.7)	—	—	(0.7)	(0.7)
Comprehensive income									$253.9
Dividends declared on convertible perpetual preferred stock	—	—	(26.0)	—	—	—	—	(26.0)
Stock-based compensation	—	—	20.3	—	—	—	—	20.3
Distributions declared	—	—	—	—	—	—	(40.5)	(40.5)
Other	1.8	—	6.9	—	—	(7.0)	(3.8)	(3.9)
Balance at end of period	95.2	$1.0	$2,874.7	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.6

	For the Year Ended December 31, 2010
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.3	$1.0	$2,879.9	$(3,717.4)	$—	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	—	—	—	899.0	—	—	40.8	939.8	$939.8
Other comprehensive income, net of tax	—	—	—	—	0.5	—	—	0.5	0.5
Comprehensive income									$940.3
Dividends declared on convertible perpetual preferred stock	—	—	(26.0)	—	—	—	—	(26.0)
Stock-based compensation	—	—	16.4	—	—	—	—	16.4
Distributions declared	—	—	—	—	—	—	(36.6)	(36.6)
Other	0.1	—	3.2	—	—	(4.3)	2.4	1.3
Balance at end of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity (Deficit) (Continued)

	For the Year Ended December 31, 2009
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	88.0	$1.0	$2,956.5	$(3,812.2)	$(3.2)	$(311.5)	$82.2	$(1,087.2)
Comprehensive income:
Net income	—	—	—	94.8	—	—	34.0	128.8	$128.8
Other comprehensive income, net of tax	—	—	—	—	3.2	—	—	3.2	3.2
Comprehensive income									$132.0
Common stock issued under Securities Litigation Settlement	5.0	—	(63.5)	—	—	175.3	—	111.8
Dividends declared on convertible perpetual preferred stock	—	—	(26.0)	—	—	—	—	(26.0)
Stock-based compensation	—	—	13.4	—	—	—	—	13.4
Distributions declared	—	—	—	—	—	—	(34.6)	(34.6)
Other	0.3	—	(0.5)	—	—	(1.3)	(5.2)	(7.0)
Balance at end of period	93.3	$1.0	$2,879.9	$(3,717.4)	$—	$(137.5)	$76.4	$(897.6)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010	2009
	(In Millions)
Cash flows from operating activities:
Net income	$254.6	$939.8	$128.8
Income from discontinued operations, net of tax	(48.8)	(9.1)	(18.4)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	21.0	16.4	30.7
Provision for government, class action, and related settlements	(12.3)	1.1	36.7
UBS Settlement proceeds, gross	—	—	100.0
Depreciation and amortization	78.8	73.1	67.6
Amortization of debt issue costs, debt discounts, and fees	4.2	6.3	6.6
Loss on disposal of assets	4.3	1.4	3.4
Loss on early extinguishment of debt	38.8	12.3	12.5
Loss on interest rate swaps	—	13.3	19.6
Equity in net income of nonconsolidated affiliates	(12.0)	(10.1)	(4.6)
Distributions from nonconsolidated affiliates	13.0	8.1	8.6
Stock-based compensation	20.3	16.4	13.4
Deferred tax expense (benefit)	36.5	(743.7)	4.1
Other	(0.6)	(1.8)	0.5
(Increase) decrease in assets—
Accounts receivable	(37.1)	(21.5)	(16.5)
Prepaid expenses and other assets	(12.5)	(7.9)	3.8
Income tax refund receivable	2.5	7.5	45.9
Increase (decrease) in liabilities—
Accounts payable	0.8	(0.8)	4.6
Accrued payroll	3.7	0.1	(10.9)
Accrued interest	1.0	14.7	(0.8)
Accrued fees and expenses for derivative plaintiffs' attorneys in UBS Settlement	—	—	(26.2)
Refunds due patients and other third-party payors	(16.2)	(3.4)	3.9
Other liabilities	4.1	8.1	(0.1)
Premium received on bond issuance	4.1	—	—
Premium paid on redemption of bonds	(26.9)	—	—
Termination of forward-starting interest rate swaps designated as cash flow hedges	—	(6.9)	—
Self-insured risks	3.8	7.3	(1.6)
Government, class action, and related settlements	8.5	(2.9)	(11.2)
Net cash provided by operating activities of discontinued operations	9.1	13.2	5.7
Total adjustments	136.9	(599.7)	295.7
Net cash provided by operating activities	342.7	331.0	406.1

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2011	2010	2009
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(100.3)	(62.8)	(63.3)
Capitalized software costs	(8.8)	(6.5)	(8.0)
Acquisition of businesses, net of cash acquired	(4.9)	(34.1)	—
Proceeds from sale of restricted investments	1.2	10.4	5.0
Purchases of restricted investments	(8.4)	(26.0)	(3.8)
Net change in restricted cash	1.2	31.3	(11.7)
Net settlements on interest rate swaps not designated as hedges	(10.9)	(44.7)	(42.2)
Net investment in interest rate swap not designated as a hedge	—	—	(6.4)
Other	(0.9)	(0.4)	(1.2)
Net cash provided by (used in) investing activities of discontinued operations—
Proceeds from sale of LTCHs	107.9	—	—
Other investing activities of discontinued operations	(0.7)	6.9	(1.4)
Net cash used in investing activities	(24.6)	(125.9)	(133.0)
Cash flows from financing activities:
Principal borrowings on term loan	100.0	—	—
Principal borrowings on notes	—	—	15.5
Proceeds from bond issuance	120.0	525.0	290.0
Principal payments on debt, including pre-payments	(504.9)	(751.3)	(409.2)
Borrowings on revolving credit facility	338.0	100.0	10.0
Payments on revolving credit facility	(306.0)	(22.0)	(50.0)
Principal payments under capital lease obligations	(13.2)	(14.9)	(13.4)
Dividends paid on convertible perpetual preferred stock	(26.0)	(26.0)	(26.0)
Debt amendment and issuance costs	(4.4)	(19.3)	(10.6)
Distributions paid to noncontrolling interests of consolidated affiliates	(44.2)	(34.4)	(32.7)
Other	4.3	5.2	0.9
Net cash provided by financing activities of discontinued operations	—	—	1.2
Net cash used in financing activities	(336.4)	(237.7)	(224.3)
(Decrease) increase in cash and cash equivalents	(18.3)	(32.6)	48.8
Cash and cash equivalents at beginning of year	48.3	80.7	31.7
Cash and cash equivalents of facilities in discontinued operations at beginning of year	0.1	0.3	0.5
Less: Cash and cash equivalents of facilities in discontinued operations at end of year	—	(0.1)	(0.3)
Cash and cash equivalents at end of year	$30.1	$48.3	$80.7

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2011	2010	2009
	(In Millions)
Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(115.4)	$(106.1)	$(121.3)
Income tax refunds	9.6	15.7	63.7
Income tax payments	(9.1)	(10.0)	(10.5)
Supplemental schedule of noncash investing and financing activities:
Acquisitions of businesses:
Fair value of assets acquired	$0.7	$19.2	$—
Goodwill	1.4	12.6	—
Fair value of other liabilities assumed	—	(0.7)	—
Noncompete agreements	2.8	11.4	—
Note payable	—	(8.4)	—
Net cash paid for acquisitions	$4.9	$34.1	$—

Securities Litigation Settlement	$—	$—	$294.6
Other, net	15.4	4.5	0.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
Organization and Description of Business—
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest owner and operator of inpatient rehabilitation hospitals in the United States. We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis. References herein to “HealthSouth,” the “Company,” “we,” “our,” or “us” refer to HealthSouth Corporation and its subsidiaries unless otherwise stated or indicated by context.
As of December 31, 2011, we operated 99 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting). We are the sole owner of 70 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 29 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 27 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. We also had 26 outpatient rehabilitation satellite clinics operated by our hospitals, including one joint venture satellite. We also provide home health services through 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts.
Reclassifications—
As discussed more fully in Note 18, Assets and Liabilities in and Results of Discontinued Operations, we sold five of our six long-term acute care hospitals ("LTCHs") and closed the remaining LTCH during 2011. Accordingly, we reclassified our consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2010 and 2009 to include these facilities and their results of operations as discontinued operations.
Certain immaterial amounts have been reclassified to conform to the current year presentation. In our consolidated balance sheet as of December 31, 2010, we reclassified internal-use software totaling $9.7 million from Property and equipment, net to Intangible assets, net. This reclassification had no impact on Total current assets or Total assets. See Note 6, Goodwill and Other Intangible Assets.
Out-of-Period Adjustments—
During the preparation of our condensed consolidated financial statements for the quarterly period ended June 30, 2009, we identified an error in our consolidated financial statements as of and for the year ended December 31, 2008 and prior periods and our condensed consolidated financial statements as of and for the quarterly period ended March 31, 2009. We corrected this error in our financial statements by adjusting Equity in net income of nonconsolidated affiliates, which resulted in a reduction of both our Income from continuing operations before income tax benefit and our Net income of approximately $4.5 million for the year ended December 31, 2009. This error related primarily to an approximate $9.6 million overstatement of our investment in a joint venture hospital we account for using the equity method of accounting due to the understatement of prior period income tax provisions of this joint venture hospital and the adjustment of certain liabilities due to this joint venture hospital. We also adjusted Other current liabilities by approximately $4.7 million due to changes in amounts due to us for expenses paid on behalf of this joint venture hospital. We do not believe these adjustments are material to the consolidated financial statements as of December 31, 2009 or to any prior years' consolidated financial statements. As a result, we did not restate any prior period amounts.
During 2011, we recorded additional income tax expense of approximately $7 million for out-of-period adjustments primarily related to corrections to our 2010 deferred tax assets associated with our net operating losses ("NOLs") and the corresponding valuation allowance. We corrected the errors in our financial statements by increasing our Provision for income tax expense, which resulted in a reduction of Income from continuing operations and Net income for the year ended December 31, 2011. We do not believe the errors or their corrections are material to the consolidated financial statements as of December 31, 2011 or to any prior years' consolidated financial statements. As a result, we have not restated any 2010 amounts. See Note 19, Income Taxes.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Risks and Uncertainties—
As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, and accreditation;

•	policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements);

•	coding and billing for services;

•	requirements of the 60% compliance threshold under The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007;

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•	quality of medical care;

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

•	use and maintenance of medical supplies and equipment;

•	maintenance and security of patient information and medical records;

•	acquisition and dispensing of pharmaceuticals and controlled substances; and

•	disposal of medical and hazardous waste.
In the future, changes in these laws and regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements.
If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operation, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation.
Historically, the United States Congress and some state legislatures have periodically proposed significant changes in regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in pricing roll-backs or freezes or reimbursement reductions. Because we receive a significant percentage of our revenues from Medicare, such changes in legislation might have a material adverse effect on our financial position, results of operations, and cash flows, if any such changes were to occur.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, which include annual productivity adjustments; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations; (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans.
Most notably for us, these laws include a reduction in annual market basket updates to hospitals. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” The reductions in our annual market basket updates began April 1, 2010 and continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2010	2011	2012-13	2014	2015-16	2017-19
0.25%	0.25%	0.1%	0.3%	0.2%	0.75%
In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 is a decrease to the market basket update of 1.0%.
On July 29, 2011, CMS released its notice of final rulemaking for fiscal year 2012 (the “2012 Rule”) for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). The 2012 Rule is effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule include a 2.9% market basket update that

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

has been reduced by 0.1% to 2.8% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement.
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers upon executive order of the President in January 2013. There also continue to be a number of efforts in both the United States Senate and the House of Representatives to address the federal spending deficit by, at least in part, reducing Medicare spending. On December 23, 2011, Congress passed, and President Obama signed into law, an extension of the current Medicare physician fee schedule payment rates from January 1, 2012 through February 29, 2012, and again in February 2012, they acted to extend the current Medicare physician reimbursement rates through December 31, 2012, further postponing the statutory reduction. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2013, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 27%.
The 2010 Healthcare Reform Laws include other provisions that could affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. The 2010 Healthcare Reform Laws also require the establishment of new mandatory quality data reporting programs for inpatient rehabilitation facilities to take effect for fiscal year 2014. CMS is required to select and publish quality measures for these providers by October 1, 2012. Under these programs, a provider that fails to report on the selected quality measures will have its annual payment update factor reduced by 2% for an applicable fiscal year for any hospital found not in compliance with the reporting requirements. Our efforts to comply with these reporting requirements may negatively impact our cash flows.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Revenue Recognition—
Revenues consist primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third-party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, and employers. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates. Other operating revenues, which include revenues from cafeteria, gift shop, rental income, and management and administrative fees, approximated 1.8%, 1.2%, and 1.4% of Net operating revenues for the years ended December 31, 2011, 2010, and 2009, respectively.
Laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. As a result, there is at least a reasonable possibility recorded estimates will change by a material amount in the near term.
CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
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
Marketable Securities—
We record all equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive (loss) income, which is a separate component of shareholders’ equity (deficit). We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Accounts Receivable—
We report accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Our accounts receivable are geographically dispersed, but a significant portion of our revenues are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable as of the end of each of the reporting periods, is as follows:

	As of December 31,
	2011	2010
Medicare	60.7%	58.7%
Medicaid	2.6%	2.2%
Workers' compensation	3.2%	3.1%
Managed care and other discount plans	26.8%	28.9%
Other third-party payors	4.7%	5.0%
Patients	2.0%	2.1%
Total	100.0%	100.0%
During the years ended December 31, 2011, 2010, and 2009, approximately 72.0%, 70.5%, and 67.8%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. We do not believe there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our accounts receivable.
Net accounts receivable include only those amounts we estimate we will collect. Additions to the allowance for doubtful accounts are made by means of the Provision for doubtful accounts. We write off uncollectible accounts (after exhausting collection efforts) against the allowance for doubtful accounts. Subsequent recoveries are recorded via the Provision for doubtful accounts.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and betterments that increase the estimated useful life of an asset. We capitalize pre-acquisition costs when they are directly identifiable with a specific property, the costs would be capitalizable if the property were already acquired, and acquisition of the property is probable. We capitalize interest expense on major construction and development projects while in progress.
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
We account for operating leases by recognizing escalated rents, including any rent holidays, on a straight-line basis over the term of the lease.
Goodwill and Other Intangible Assets—
We are required to test our goodwill for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. Absent any impairment indicators, we perform our goodwill impairment testing as of October 1st of each year.
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
As discussed in the "Recent Accounting Pronouncements" section of this note, in September 2011, the Financial Accounting Standards Board (the "FASB") amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We early adopted this guidance in the fourth quarter of 2011.
We assess qualitative factors in our single reporting unit to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of our reporting unit's discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting unit to our market capitalization. When we dispose of a hospital, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2011, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. As of December 31, 2011, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives and the amortization basis for our other intangible assets are generally as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	13 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	3 to 18 years using straight-line basis
Tradenames	10 to 20 years using straight-line basis
Internal-use software	3 to 7 years using straight-line basis
Market access assets	20 years using accelerated basis
We capitalize the costs of obtaining or developing internal-use software, including external direct costs of material and services and directly related payroll costs. Amortization begins when the internal-use software is ready for its intended use. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
See also Note 12, Shareholders' Equity (Deficit), for information related to common stock warrants issued under our Securities Litigation Settlement.
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
Fair Value Measurements—
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions market participants would use in pricing an asset or liability.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).
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
On a recurring basis, we are required to measure our available-for-sale restricted marketable securities and, prior to March 2011, our interest rate swaps at fair value. The fair values of our available-for-sale restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active. The fair value of our interest rate swaps was determined using the present value of the fixed leg and floating leg of each swap. The value of the fixed leg was the present value of the known fixed coupon payments discounted at the rates implied by the LIBOR-swap curve adjusted for the credit spreads applicable to the debt of the party in a liability position. This adjustment was meant to capture the price of transferring the liability to a similarly-rated counterparty. The value of the floating leg was the present value of the floating coupon payments which were derived from the forward LIBOR-swap rates and discounted at the same rates as the fixed leg.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Derivative Instruments—
As of December 31, 2011, we did not have any derivative instruments outstanding. Historically, our derivative instruments consisted only of interest rate swaps that were recorded on our balance sheet at fair value. Changes in the fair values of our derivatives were recorded each period in current earnings or in other comprehensive income, depending on their designations as trading or hedging swaps.
For derivative instruments not designated as hedging instruments, all changes in fair value were reported in current period earnings on the line entitled Loss on interest rate swaps in our consolidated statements of operations. Net cash settlements on these non-designated swaps were included in investing activities in our consolidated statements of cash flows.
For derivative instruments designated as cash flow hedges, the effective portion of changes in fair value was deferred as a component of other comprehensive income and reclassified to earnings as part of interest expense in the same period in which the hedged item impacted earnings. The ineffective portion, if any, was reported in earnings as part of Loss on interest rate swaps. Net cash settlements on these swaps that were designated as cash flow hedges were included in operating activities in our consolidated statements of cash flows.
We did not have any derivative instruments designated as fair value hedges. For additional information regarding our derivative instruments, see Note 9, Derivative Instruments.
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
During 2005, we completed a substantive reconstruction process so we could prepare consolidated financial statements as of and for the years ended December 31, 2004, 2003, and 2002 and restate our previously issued financial statements for the years ended December 31, 2001 and 2000. As of December 31, 2010, approximately $42.1 million of amounts included in Refunds due patients and other third-party payors represent an estimate of potential overpayments that originated in periods prior to December 31, 2004. These amounts were originally estimated during our reconstruction process based on collection history and other available patient receipt data. During 2011, we entered into a definitive settlement and release agreement with the state of Delaware relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. As a result of this settlement, no amounts included in Refunds due patients and other third-party payors as of December 31, 2011 represent an estimate of potential overpayments that originated in periods prior to December 31, 2004. See Note 21, Settlements.
As of December 31, 2010, approximately $33.9 million of the amount recorded as Refunds due patients and other third-party payors represented balances associated with our divested surgery centers, outpatient, and diagnostic divisions. These balances remained with HealthSouth after each transaction closed, and, therefore, are not reported as “held for sale” in our consolidated balance sheet. These balances were reduced to zero during 2011 as a result of the settlement with Delaware discussed above and in Note 21, Settlements.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Share-Based Payments—
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $4.6 million in each of the years ended December 31, 2011, 2010, and 2009.
Professional Fees—Accounting, Tax, and Legal—
In 2011 and 2010, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees in 2011 specifically included $5.2 million related to our obligation to pay 35% of any recovery from Richard M. Scrushy to the attorneys for the derivative shareholder plaintiffs, as discussed in Note 22, Contingencies and Other Commitments.
As also discussed in Note 22, Contingencies and Other Commitments, in June 2009, a court ruled that Richard M. Scrushy, our former chairman and chief executive officer, committed fraud and breached his fiduciary duties during his time with HealthSouth. Based on this judgment, we have no obligation to indemnify him for any litigation costs. Therefore, we reversed the remainder of this accrual for his legal fees during the second quarter of 2009 which resulted in a reduction in Professional fees—accounting, tax, and legal of $6.5 million during the year ended December 31, 2009.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Income Taxes—
We provide for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates.
A valuation allowance is required when it is more likely than not some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient future taxable income in the applicable tax jurisdiction. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our most recent operating performance, the scheduled reversal of temporary differences, our forecast of taxable income in future periods by jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment.
We evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly.
HealthSouth and its corporate subsidiaries file a consolidated federal income tax return. Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability companies, and other pass-through entities we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.
Assets and Liabilities in and Results of Discontinued Operations—
Components of an entity that have been disposed of or are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are reported as discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Income from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Prepaid expenses and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Comprehensive Income—
Comprehensive income is comprised of Net income, changes in unrealized gains or losses on available-for-sale securities, and the effective portion of changes in the fair value of interest rate swaps that were designated as cash flow hedges and is included in the consolidated statements of comprehensive income.
Recent Accounting Pronouncements—
In May 2011, the FASB amended its guidance to clarify its intent about the application of existing fair value measurement and disclosure requirements. The primary impact to us resulted from additional disclosure requirements included in the amended guidance, including the requirement to categorize by level of the fair value hierarchy items not measured at fair value in our balance sheet but for which fair value is required to be disclosed. This requirement primarily impacts our fair value disclosures related to our long-term debt. For public companies, this amended guidance is to be applied prospectively starting with interim and annual periods beginning after December 15, 2011, or the first quarter of 2012 for HealthSouth. Adoption of this amended guidance in the first quarter of 2012 will not have an impact on our financial position, results of operations, or cash flows.
In June 2011, the FASB amended its guidance governing the presentation of comprehensive income. The amended guidance eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Under the new guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements. While the options for presenting other comprehensive income change under the guidance, other portions of the current guidance will not change. For public entities, these changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. We implemented this guidance effective with our reporting as of and for the three and six months ended June 30, 2011 by moving our consolidated statements of comprehensive income to immediately follow our consolidated statements of operations. This guidance had no other impact on the Company.
In July 2011, the FASB ratified the final consensus reached by the Emerging Issues Task Force related to the presentation and disclosure of net revenue, the provision for bad debts, and the allowance for doubtful accounts of healthcare entities. This standard retains the existing revenue recognition model for healthcare entities, pending further developments in the FASB's revenue recognition project. However, this standard requires the Provision for doubtful accounts associated with patient service revenue to be separately displayed on the face of the statement of operations as a component of net revenue. This standard also requires enhanced disclosures of significant changes in estimates related to patient bad debts. While this standard will have no net impact on our financial position, results of operations, or cash flows, it will require us to reclassify our Provision for doubtful accounts from operating expenses to a component of Net operating revenues beginning with the first quarter of 2012, with retrospective application required.
In September 2011, the FASB amended its guidance on goodwill impairment testing to simplify the process for entities. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The revised standard is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided the entity has not yet performed its 2011 annual impairment test or issued its annual financial statements. We adopted this standard in the fourth quarter of 2011. This standard did not have an impact on our financial position, results of operations, or cash flows. Rather, it changed our approach to our annual goodwill impairment analysis. See the "Goodwill and Other Intangible Assets" section of this note.

2.	Business Combinations:
In November 2011, we completed a transaction to purchase substantially all of the assets of Drake Center's two rehabilitation-focused patient care units located in Cincinnati, Ohio and sublease space for the operation of a 40-bed inpatient rehabilitation hospital that is fully owned and operated by HealthSouth. HealthSouth Rehabilitation Hospital at Drake remained on Drake's campus and began accepting patients in mid-December 2011. This transaction was not material to our financial position, results of operations, or cash flows. As a result of this transaction, goodwill increased by $1.4 million. The acquisition was funded with available cash.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

During 2010, we completed three separate transactions to acquire the assets and operations of two inpatient rehabilitation hospitals and the operations of one inpatient rehabilitation unit for total consideration of $43.2 million. Each transaction was individually immaterial to our financial position, results of operations, and cash flows. As a result of these transactions, goodwill increased by $12.6 million during 2010. A brief description of each transaction is as follows:

•
On June 1, 2010, we acquired 100% of the assets and operations of Desert Canyon Rehabilitation Hospital (“Desert Canyon”), a 50-bed inpatient rehabilitation hospital located in southwest Las Vegas, Nevada. This acquisition was funded with available cash.

•
On September 20, 2010, we acquired 100% of the assets and operations of Sugar Land Rehabilitation Hospital (“Sugar Land”), a 50-bed inpatient rehabilitation hospital located in southwest Houston, Texas. This acquisition was funded with available cash.

•
On September 30, 2010, we finalized our acquisition of 100% of the operations of a 30-bed inpatient rehabilitation unit in Ft. Smith, Arkansas (“Ft. Smith”). This acquisition was funded with $1.2 million of available cash at closing, with the remainder being paid over six years. The operations of this unit were relocated to, and consolidated with, HealthSouth Rehabilitation Hospital of Ft. Smith.

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
We accounted for these acquisitions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. The fair values of identifiable intangible assets were based on valuations using the income approach based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of purchase price over the acquired assets and assumed liabilities was recorded as goodwill.
The allocation of each purchase price was based upon the fair values of assets acquired and liabilities assumed. The following table summarizes the allocation of the aggregate purchase price as of the acquisition dates for the above mentioned acquisitions that occurred in 2010 (in millions):

Property and equipment, net	$17.6
Identifiable intangible assets:
Noncompete agreements (useful lives range from 16 months to 6 years)	11.4
Tradenames (useful lives are 10 years)	1.2
Licenses (useful lives are 20 years)	0.4
Goodwill	12.6
Total assets acquired	43.2
Total current liabilities assumed	(0.7)
Total allocation of purchase price consideration	$42.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to December 31, 2010(a)	$10.1	$0.4
Combined entity: Supplemental pro forma from 1/01/2010-12/31/2010 (unaudited)	1,896.1	902.7
Combined entity: Supplemental pro forma from 1/01/2009-12/31/2009 (unaudited)	1,817.1	100.2

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

3.	Cash and Marketable Securities:
The components of our investments as of December 31, 2011 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$30.1	$35.3	$—	$65.4
Equity securities	—	—	45.2	45.2
Total	$30.1	$35.3	$45.2	$110.6
The components of our investments as of December 31, 2010 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$48.3	$36.5	$—	$84.8
Equity securities	—	—	37.5	37.5
Total	$48.3	$36.5	$37.5	$122.3

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Restricted Cash—
As of December 31, 2011 and 2010, Restricted cash consisted of the following (in millions):

	As of December 31,
	2011	2010
Affiliate cash	$11.1	$15.6
Self-insured captive funds	23.5	20.4
Paid-loss deposit funds	0.7	0.5
Total restricted cash	$35.3	$36.5
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
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2011 and 2010, all restricted cash was current.
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. As discussed previously, HCS insures HealthSouth's professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2011 and 2010, $30.2 million and $19.3 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.
A summary of our restricted marketable securities as of December 31, 2011 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$45.2	$0.7	$(0.7)	$45.2
A summary of our restricted marketable securities as of December 31, 2010 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$36.9	$0.7	$(0.1)	$37.5
Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2011 and 2010, we did not record any impairment charges related to our restricted marketable securities. During the year ended December 31, 2009, we recorded $0.8 million of impairment charges related to our restricted marketable securities. These impairment charges are included in Other income in our consolidated statements of operations.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Proceeds from sales of restricted available-for-sale securities	$—	$5.2	$5.0
Gross realized gains	$—	$0.4	$0.9
Gross realized losses	$—	$(0.1)	$(1.3)
Our portfolio of marketable securities is comprised of investments in mutual funds that hold investments in a variety of industries. As discussed in Note 1, Summary of Significant Accounting Policies, "Marketable Securities," when our portfolio includes marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examine the severity and duration of the impairments in relation to the cost of the individual investments. We also consider the industry in which each investment is held and the near-term prospects for a recovery in each specific industry.

4.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2011	2010
Patient accounts receivable	$232.5	$219.7
Less: Allowance for doubtful accounts	(21.4)	(22.7)
Patient accounts receivable, net	211.1	197.0
Other accounts receivable	11.7	9.7
Accounts receivable, net	$222.8	$206.7
At December 31, 2011 and 2010, our allowance for doubtful accounts represented approximately 9.2% and 10.3%, respectively, of the total patient due accounts receivable balance.
The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2011	$22.7	$21.0	$(22.3)	$21.4
2010	$30.1	$16.4	$(23.8)	$22.7
2009	$27.6	$30.7	$(28.2)	$30.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

5.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2011	2010
Land	$66.9	$63.4
Buildings	901.4	885.6
Leasehold improvements	59.6	43.1
Furniture, fixtures, and equipment	313.0	300.2
	1,340.9	1,292.3
Less: Accumulated depreciation and amortization	(686.9)	(674.3)
	654.0	618.0
Construction in progress	10.4	14.9
Property and equipment, net	$664.4	$632.9
Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2011	2010
Fully depreciated assets	$221.9	$200.8
Assets under capital lease obligations:
Buildings	$161.5	$197.2
Equipment	0.2	0.2
	161.7	197.4
Accumulated amortization	(100.3)	(124.9)
Assets under capital lease obligations, net	$61.4	$72.5
The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Depreciation expense	$52.5	$48.1	$43.4
Amortization expense	$11.1	$12.1	$12.3
Interest capitalized	$0.5	$0.4	$—
Rent expense:
Minimum rent payments	$38.5	$39.9	$33.2
Contingent and other rents	24.2	18.8	24.8
Other	4.2	4.7	4.2
Total rent expense	$66.9	$63.4	$62.2

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Corporate Campus—
In March 2008, we completed a transaction with Daniel Corporation (“Daniel”), a Birmingham, Alabama-based full-service real estate organization, by which Daniel acquired our corporate campus, including the Digital Hospital, an incomplete 13-story building located on the property, for a purchase price of $43.5 million in cash. As part of this transaction, we entered into a lease for office space within the property that was sold. The sale agreement includes a deferred purchase price component related to the Digital Hospital. If Daniel sells, or otherwise monetizes its interest in, the Digital Hospital for cash consideration to a third party, we are entitled to 40% of the net profit, if any and as defined in the sale agreement, realized by Daniel. In September 2008, Daniel announced it had reached an agreement with Trinity Medical Center (“Trinity”) pursuant to which Trinity will acquire the Digital Hospital. The purchase price of this transaction has not been made public, and the transaction is subject to Trinity receiving approval for a certificate of need (“CON”) from the applicable state board in Alabama. Although the CON has been granted to Trinity, the hospitals opposing Trinity's CON have appealed the board's ruling, and the Circuit Court of Montgomery County, Alabama is currently considering the appeal under the parameters established by the Alabama Court of Civil Appeals for this case. Therefore, no assurances can be given as to whether or when we might receive any cash flows related to the deferred purchase price component of our agreement with Daniel.
Leases—
We lease certain land, buildings, and equipment under non-cancelable operating leases generally expiring at various dates through 2025. We also lease certain buildings and equipment under capital leases generally expiring at various dates through 2027. Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred.
Some facilities are subleased to other parties. Rental income from subleases approximated $4.7 million, $4.4 million, and $4.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $14.9 million as of December 31, 2011.
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

	As of December 31,
	2011	2010
Straight-line rental accrual	$7.8	$8.0

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Future minimum lease payments at December 31, 2011, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2012	$41.1	$16.2	$57.3
2013	38.4	15.0	53.4
2014	32.5	10.5	43.0
2015	28.1	8.9	37.0
2016	22.6	8.6	31.2
2017 and thereafter	106.7	59.7	166.4
	$269.4	118.9	$388.3
Less: Interest portion		(43.0)
Obligations under capital leases		$75.9
In addition to the above, and as discussed in Note 8, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next five years and $19.4 million thereafter.

6.	Goodwill and Other Intangible Assets:
Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other finite-lived intangibles consist primarily of certificates of need, licenses, noncompete agreements, tradenames, internal-use software, and market access assets.
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2011, 2010, and 2009 (in millions):

Amount
Goodwill as of December 31, 2008	$406.0
Acquisition of interest in joint venture entity	2.6
Allocation to discontinued operations related to expected sale of hospital	(0.9)
Goodwill as of December 31, 2009	407.7
Acquisitions	12.6
Goodwill as of December 31, 2010	420.3
Acquisition	1.4
Goodwill as of December 31, 2011	$421.7
Goodwill increased in 2009 as a result of a joint venture acquisition of an inpatient rehabilitation unit in Altoona, Pennsylvania. Goodwill increased in 2010 as a result of our acquisitions of Sugar Land and Desert Canyon. Goodwill increased in 2011 as a result of our acquisition of Drake Center's two rehabilitation-focused patient care units.
We performed impairment reviews as of October 1, 2011, 2010, and 2009 and concluded no Goodwill impairment existed. As of December 31, 2011, we had no accumulated impairment losses related to Goodwill.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2011	$7.0	$(2.3)	$4.7
2010	6.2	(2.1)	4.1
Licenses:
2011	$50.2	$(41.7)	$8.5
2010	50.2	(39.4)	10.8
Noncompete agreements:
2011	$33.0	$(17.1)	$15.9
2010	30.1	(12.4)	17.7
Tradenames:
2011	$15.0	$(8.0)	$7.0
2010	14.3	(7.3)	7.0
Internal-use software:
2011	$64.8	$(51.1)	$13.7
2010	54.1	(44.4)	9.7
Market access assets:
2011	$13.2	$(5.3)	$7.9
2010	13.2	(4.0)	9.2
Total intangible assets:
2011	$183.2	$(125.5)	$57.7
2010	168.1	(109.6)	58.5
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Amortization expense	$15.2	$12.9	$11.9
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2012	$12.1
2013	9.4
2014	7.2
2015	6.1
2016	4.9
See also Note 1, Summary of Significant Accounting Policies, “Reclassifications,” and “Recent Accounting Pronouncements,” Note 2, Business Combinations, and Note 18, Assets and Liabilities in and Results of Discontinued Operations.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

7.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2011 represents our investment in 14 partially owned subsidiaries, of which 10 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of our subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting. Our investments consist of the following (in millions):

	As of December 31,
	2011	2010
Equity method investments:
Capital contributions	$7.2	$7.2
Cumulative share of income	100.0	88.0
Cumulative share of distributions	(80.1)	(67.1)
	27.1	28.1
Cost method investments:
Capital contributions, net of distributions and impairments	1.9	2.6
Total investments in and advances to nonconsolidated affiliates	$29.0	$30.7
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2011	2010
Assets—
Current	$17.4	$18.0
Noncurrent	73.4	73.7
Total assets	$90.8	$91.7
Liabilities and equity—
Current liabilities	$8.9	$7.5
Noncurrent liabilities	7.0	7.2
Partners’ capital and shareholders’ equity—
HealthSouth	27.1	28.1
Outside partners	47.8	48.9
Total liabilities and equity	$90.8	$91.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Net operating revenues	$87.0	$79.8	$73.1
Operating expenses	(53.1)	(51.6)	(47.2)
Income from continuing operations, net of tax	26.5	23.0	20.5
Net income	26.5	23.0	20.5

8.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2011	2010
Credit Agreement—
Advances under $500 million revolving credit facility	$110.0	$78.0
Term loan facility	97.5	—
Bonds payable—
10.75% Senior Notes due 2016	—	495.5
7.25% Senior Notes due 2018	336.7	275.0
8.125% Senior Notes due 2020	285.8	285.5
7.75% Senior Notes due 2022	312.0	250.0
Other bonds payable	1.5	1.8
Other notes payable	35.3	36.4
Capital lease obligations	75.9	89.1
	1,254.7	1,511.3
Less: Current portion	(18.9)	(14.5)
Long-term debt, net of current portion	$1,235.8	$1,496.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2012	$18.9	$18.9
2013	18.1	18.1
2014	16.8	16.8
2015	16.9	16.9
2016	184.3	184.3
Thereafter	1,000.2	999.7
Total	$1,255.2	$1,254.7
During 2011, we completed refinancing transactions in which we issued an additional $60 million each of our 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 and amended and restated our Credit Agreement, as discussed and defined below, to create, under a pre-existing accordion feature, a $100 million term loan maturing in 2016. Net proceeds from

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

this senior notes offering were approximately $122 million. We used approximately $45 million of these net proceeds to repay a portion of the amounts outstanding under our revolving credit facility. In June 2011, the remainder of the proceeds from this senior notes offering along with the $100 million of proceeds from the new term loan were used to redeem a portion of our 10.75% Senior Notes due 2016, as discussed below. Our Credit Agreement amendment also extended the maturity of our revolving credit facility to May 2016 and reduced by 100 basis points the applicable spread on loans. In September 2011, we redeemed the remainder of our 10.75% Senior Notes due 2016, as discussed below. As a result of the redemptions of our 10.75% Senior Notes due 2016, we recorded a $38.8 million Loss on early extinguishment of debt in 2011.
In October 2010, we completed refinancing transactions (the “2010 Refinancing Transactions”) in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement, maturing in 2015, that provided us with a $500.0 million revolving credit facility, including a $260 million letter of credit subfacility. We used the net proceeds from the 2010 Refinancing Transactions, along with $128.6 million of available cash and a $100.0 million draw on our new revolving credit facility, to repay in full and retire all amounts outstanding under our former credit agreement dated March 2006. As a result of the 2010 Refinancing Transactions, we recorded an $11.9 million Loss on early extinguishment of debt in the fourth quarter of 2010. See also Note 9, Derivative Instruments, for a discussion of the termination of two forward-starting interest rate swaps in connection with the 2010 Refinancing Transactions.
Senior Secured Credit Agreement—
2011 Credit Agreement
On May 10, 2011, we amended and restated in its entirety our existing credit agreement, dated October 26, 2010 (the "Credit Agreement"). The Credit Agreement provides for a $100 million term loan and a $500 million revolving credit facility with a $260 million letter of credit subfacility and a swingline loan subfacility all of which mature in May 2016. Quarterly amortization on the term loan began September 30, 2011 at $1.25 million through June 30, 2013, then at $1.875 million through June 30, 2014, and then at $2.5 million through March 31, 2016. As discussed elsewhere in this note, in June 2011, the net proceeds from the term loan were used to redeem a portion of the 10.75% Senior Notes due 2016.
The term loan and amounts drawn on the revolving credit facility under the Credit Agreement bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays’ Bank PLC's ("Barclays") prime rate and (b) the federal funds rate plus 0.5%, in each case, plus an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the revolving credit facility.
The initial interest rate on borrowings under the Credit Agreement was LIBOR plus 2.5%. Under the terms of the Credit Agreement, the applicable interest rate for a given interest rate period is adjusted based on the leverage ratio (defined in the Credit Agreement) as of the end of our most recent fiscal quarter. Accordingly, on August 5, 2011, the spread above the applicable base rate (currently LIBOR) applicable to both our revolving credit facility and term loan decreased from 2.5% to 2.25% as a result of the leverage ratio calculated under the terms of the Credit Agreement.
The Credit Agreement provides that, subject to the satisfaction of certain conditions, we will have the right to increase the amount of the revolving credit facility prior to its maturity by incurring incremental term loans or by increasing the revolving credit facility, or both, in an aggregate amount not to exceed $200 million.
The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that change over time. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the Credit Agreement and (2) the amount of such payments, when added to the aggregate amount of prior restricted payments (as defined in the Credit Agreement) does not exceed $200 million, which amount is subject to increase by a portion of excess cash flows each fiscal year. The excess cash flow increase in 2011 added approximately $100 million of capacity to this covenant.
Pursuant to a collateral and guarantee agreement (the “Collateral and Guarantee Agreement”), dated as of October 26, 2010, among us, our subsidiaries defined therein (collectively, the “Subsidiary Guarantors”) and Barclays and certain other financial institutions, our obligations under the Credit Agreement are (1) secured by substantially all of our assets and the assets

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

of the Subsidiary Guarantors and (2) guaranteed by the Subsidiary Guarantors. In addition to the Collateral and Guarantee Agreement, we and the Subsidiary Guarantors entered into mortgages with respect to certain of our material real property that we own (excluding real property subject to preexisting liens and/or mortgages) to secure our obligations under the Credit Agreement.
As of December 31, 2011, $110.0 million were drawn under the revolving credit facility with an interest rate of 2.6%. Amounts drawn as of December 31, 2011 exclude $44.6 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
2010 Credit Agreement
On October 26, 2010, we completed the refinancing of our credit agreement dated March 2006 and entered into a new amended and restated credit agreement (the "2010 Credit Agreement") with Barclays and certain other financial institutions. The 2010 Credit Agreement provided us with a $500 million senior secured revolving credit facility, including a $260 million letter of credit subfacility and a swingline loan subfacility, that was set to mature in 2015. At closing, $100.0 million were drawn on the new revolving credit facility to repay in full and retire the remaining amounts outstanding on the term loan facility under the former credit agreement. In addition, $48.7 million were drawn on the letter of credit subfacility at closing.
Amounts drawn on the revolving credit facility under the 2010 Credit Agreement bore interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays' prime rate and (b) the federal funds rate plus 0.5%, in each case, plus an applicable margin that varied depending upon our leverage ratio. As of December 31, 2010, the applicable margin for amounts drawn on the revolving credit facility was 3.5%. We were also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the former revolving credit facility.
Similar to the 2011 Credit Agreement, our obligations under the 2010 Credit Agreement were secured and guaranteed by us and our subsidiaries.
The 2010 Credit Agreement provided us with the right to increase the amount of the revolving credit facility prior to its maturity by incurring incremental term loans or by increasing the revolving credit facility, or both, in an aggregate amount not to exceed $300 million.The 2010 Credit Agreement also contained affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that changed over time.
As of December 31, 2010, $78.0 million were drawn under the revolving credit facility with an interest rate of 3.8%. Amounts drawn as of December 31, 2010 excluded $45.6 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
Bonds Payable—
Senior Notes Due 2018 and 2022
On October 7, 2010, we completed a public offering of $525.0 million aggregate principal amount of senior notes, which included $275.0 million of 7.25% Senior Notes due 2018 (the "2018 Notes") at par and $250.0 million of 7.75% Senior Notes due 2022 (the "2022 Notes") at par (collectively, the “2018 and 2022 Senior Notes”). We used the net proceeds from the initial offering of the 2018 and 2022 Senior Notes to repay amounts outstanding under the term loan facility of our former credit agreement dated March 2006.
On March 7, 2011, we completed a public offering of $120 million aggregate principal amount of senior notes, which included an additional $60 million of the 2018 Notes at 103.25% of the principal amount and an additional $60 million of the 2022 Notes at 103.50% of the principal amount. These additional notes are governed by the previously executed agreements for the 2018 Notes and the 2022 Notes, as discussed below. Net proceeds from this offering were approximately $122 million. We used approximately $45 million of the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility. In June 2011, the remainder of the net proceeds were used to redeem a portion of our 10.75% Senior Notes due 2016, as discussed below.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The 2018 and 2022 Senior Notes were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Trustee”), as supplemented by the second supplemental indenture relating to the 2018 Notes and the third supplemental indenture relating to the 2022 Notes (the “Supplemental Indentures” and, together with the Base Indenture, the “Indenture”), each dated October 7, 2010, among us, the Subsidiary Guarantors (as defined in the Indenture), and the Trustee. Pursuant to the terms of the Indenture, the 2018 and 2022 Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our Credit Agreement and other capital markets debt (see Note 24, Condensed Consolidating Financial Information). The 2018 and 2022 Senior Notes are senior, unsecured obligations of HealthSouth and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
Upon the occurrence of a change in control (as defined in the applicable indenture), each holder of the 2018 and 2022 Senior Notes may require us to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of the 2018 and 2022 Senior Notes to be repurchased, plus accrued and unpaid interest.
The 2018 and 2022 Senior Notes contain covenants and default and acceleration provisions, that, among other things, limit our and certain of our subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) incur liens, and (5) merge or consolidate with another person.
2018 Notes
The 2018 Notes mature on October 1, 2018 and bear interest at a per annum rate of 7.25%. Due to financing costs, the effective interest rate on the 2018 Notes is 7.5%. Interest is payable semiannually in arrears on April 1 and October 1 of each year.
We may redeem the notes, in whole or in part, at any time on or after October 1, 2014, at the redemption prices set forth below:

Period	Redemption Price*
2014	103.625%
2015	101.813%
2016 and thereafter	100.000%
* Expressed in percentage of principal amount
Prior to October 1, 2014, during any 12-month period, we may redeem up to 10% of the aggregate principal amount of the 2018 Notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.
2022 Notes
The 2022 Notes mature on September 15, 2022 and bear interest at a per annum rate of 7.75%. Due to financing costs, the effective interest rate on the 2022 Notes is 7.9%. Interest is payable semiannually in arrears on March 15 and September 15 of each year.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

We may redeem the notes, in whole or in part, at any time on or after September 15, 2015, at the redemption prices set forth below:

Period	Redemption Price*
2015	103.875%
2016	102.583%
2017	101.292%
2018 and thereafter	100.000%
* Expressed in percentage of principal amount
Prior to September 15, 2015, during any 12-month period, we may redeem up to 10% of the aggregate principal amount of the 2022 Notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.
Senior Notes Due 2020
In December 2009, we issued $290.0 million of 8.125% Senior Notes due 2020 (the “2020 Notes”) at 98.327% of par. We used the net proceeds from this transaction along with cash on hand to tender for and redeem all of our former floating rate senior notes due 2014 outstanding at that time. Due to discounts and financing costs, the effective interest rate on the 2020 Notes is 8.7%. Interest is payable semiannually in arrears on February 15 and August 15 of each year. The 2020 Notes are jointly and severally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The 2020 Notes are senior unsecured obligations of HealthSouth and rank equally with our senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
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
Senior Notes Due 2014 and 2016
On June 14, 2006, we completed a private offering of $1.0 billion aggregate principal amount of senior notes, which included $375.0 million in aggregate principal amount of floating rate senior notes due 2014 (the “Floating Rate Notes”) at par and $625.0 million aggregate principal amount of 10.75% senior notes due 2016 (the “2016 Notes”) at 98.505% of par (collectively, the “2014 and 2016 Senior Notes”). We used the net proceeds from the private offering of the 2014 and 2016 Senior Notes, along with cash on hand, to repay prior indebtedness.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The 2014 and 2016 Senior Notes were issued pursuant to separate indentures dated June 14, 2006 (each an “indenture” and together, the “Indentures”) among HealthSouth, the Subsidiary Guarantors (as defined in the Indentures), and the Trustee. Pursuant to the terms of the Indentures, the 2014 and 2016 Senior Notes were senior unsecured obligations of HealthSouth and ranked equally with our senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness. Our obligations under the 2014 and 2016 Senior Notes were jointly and severally guaranteed by all of our existing and future subsidiaries that guarantee (1) borrowings under our credit agreement or (2) certain of our debt.
Interest payments on the 2014 and 2016 Senior Notes commenced on December 15, 2006 and were payable in arrears on June 15 and December 15 of each year.
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
On June 15, 2011, we completed a call of $335.0 million in principal of the 2016 Notes. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $353 million to retire the $335.0 million in principal. This optional redemption was funded with a $150 million draw on our revolving credit facility and approximately $203 million of cash on hand, which included $100 million of proceeds from the term loan entered into in May 2011 and approximately $77 million remaining from the add-on issuance of the 2018 Notes and the 2022 Notes completed in March 2011.
On September 1, 2011, we completed the redemption of the remaining $165.6 million in principal of the 2016 Notes. The notes were called at a price of 105.375%, which resulted in a total cash outlay of approximately $175 million to retire the $165.6 million in principal. This optional redemption was funded with approximately $125 million of cash on hand, which included approximately $108 million of the proceeds from the sale of five of our LTCHs in August 2011, and a $50 million draw on our revolving credit facility.
As a result of the above redemptions of our 2016 Notes, we recorded a $38.8 million Loss on early extinguishment of debt during 2011. The 2016 Notes bore interest at a per annum rate of 10.75%. Due to discounts and financing costs, the effective interest rate on the 2016 Notes was 11.4%.
Other Notes Payable—
We have two 15-year notes payable agreements outstanding, both of which were used to finance real estate projects. The interest rates of these notes are 8.1% and 11.2%. In addition, and as part of the purchase of Ft. Smith discussed in Note 2, Business Combinations, we entered into a six-year note payable with the seller of this rehabilitation unit. The interest rate of this note is 7.8%. We also have one note payable agreement, with an interest rate of 6.8%, related to a hospital development project.
Capital Lease Obligations—
We engage in a significant number of leasing transactions including real estate and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 6.6% to 9.0% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

9.	Derivative Instruments:
Interest Rate Swaps Not Designated as Hedging Instruments—
In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we paid a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement paid a floating rate based on 3-month LIBOR, which was 0.3% at December 10, 2010, which was the most recent interest rate set date. The expiration date of this swap was March 10, 2011. The fair market value of this swap as of December 31, 2010 was ($12.1) million and is included in Other current liabilities in our consolidated balance sheet.
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
During the years ended December 31, 2011, 2010, and 2009, we made net cash settlement payments of $10.9 million, $44.7 million, and $42.2 million, respectively, to our counterparties. Net settlement payments on these swaps are included in the line item Loss on interest rate swaps in our consolidated statements of operations.
Forward-Starting Interest Rate Swaps Designated as Cash Flow Hedges—
In association with the 2010 Refinancing Transactions discussed in Note 8, Long-term Debt, we terminated two forward-starting interest rate swaps which hedged forecasted variable cash flows associated with our former term loan facility. Accordingly, during 2010, we reclassified the existing cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line item titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the settlement payment to the counterparties as part of Loss on interest rate swaps during the year ended December 31, 2010. In October 2010, an unwind fee of $6.9 million was paid to the counterparties under these agreements to effect the termination.
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
Both forward-starting swaps were designated as cash flow hedges and were accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, "Derivative Instruments." See also Note 15, Fair Value Measurements.

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
Reserves for professional liability, general liability, and workers’ compensation risks were $153.3 million and $152.9 million at December 31, 2011 and 2010, respectively. The current portion of this reserve, $50.5 million and $50.4 million, at

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

December 31, 2011 and 2010, respectively, is included in Other current liabilities in our consolidated balance sheets. Expenses related to retained professional and general liability risks were $19.9 million, $27.4 million, and $12.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with retained workers’ compensation risks were $9.0 million, $7.5 million, and $13.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Of these amounts, $8.8 million, $7.3 million, and $12.8 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses. See below for additional information related to estimated ultimate losses recorded in 2011, 2010, and 2009.
We also maintain excess loss contracts with insurers and reinsurers for professional, general liability, and workers’ compensation risks. Expenses associated with professional and general liability excess loss contracts were $2.3 million, $2.4 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation excess loss contracts were $2.7 million, $3.3 million, and $3.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. Of these amounts, $2.6 million, $3.2 million, and $3.1 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses.
Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the unpaid portion of the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated ultimate loss amounts are included in current operating results. During 2011, 2010, and 2009, we reduced our estimated ultimate losses relating to prior loss periods by $4.4 million, $1.7 million, and $7.4 million, respectively, due to favorable claim experience and industry-wide loss development trends.
The reserves for these self-insured risks cover approximately 800 individual claims at December 31, 2011 and 2010, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2011, 2010, and 2009, $27.0 million, $30.7 million, and $26.8 million, respectively, of payments (net of reinsurance recoveries of $1.4 million, $1.0 million, and $1.2 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.
The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts were $35.3 million and $34.1 million at December 31, 2011 and 2010, respectively. Of these amounts, $16.3 million and $14.4 million are included in Prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2011 and 2010, respectively, with the remainder included in Other long-term assets.

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
The preferred stock is convertible, at the option of the holder, at any time into shares of our common stock at an initial conversion price of $30.50 per share, which is equal to an initial conversion rate of approximately 32.7869 shares of common stock per share of preferred stock, subject to specified adjustments. We may at any time cause the shares of preferred stock to be automatically converted into shares of our common stock at the conversion rate then in effect if the closing sale price of our common stock for 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date we give the notice of forced conversion exceeds 150% of the conversion price of the preferred stock. If we are subject to a

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
We declared $26.0 million in dividends on our preferred stock in each of the three years ended December 31, 2011. As of December 31, 2011 and 2010, accrued dividends of $6.5 million were included in Other current liabilities on our consolidated balance sheets. These accrued dividends were paid in January 2012 and 2011.

12.	Shareholders' Equity (Deficit):
On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. For additional information, see Note 20, Earnings per Common Share, and Note 21, Settlements.

13.	Guarantees:
In conjunction with the sale of certain facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, HealthSouth assigned, or remained as a guarantor on, the leases of certain properties and equipment to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. In addition, HealthSouth guarantees one real estate lease for a joint venture entity which it accounts for using the equity method of accounting. Should the purchaser or lessee fail to pay the obligations due on these leases or contracts, the lessor or vendor would have contractual recourse against us.
As of December 31, 2011, we were secondarily liable for 23 such guarantees. The remaining terms of these guarantees range from one month to 90 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $23.9 million.
We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser or lessee for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors and vendors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers remain obligated under the terms of the applicable purchase agreements to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. These guarantees are not secured by any assets under the agreements.

14.	Accumulated Other Comprehensive (Loss) Income:
Accumulated other comprehensive (loss) income, net of income tax effect, consists of unrealized (losses) gains on available-for-sale securities of ($0.2) million and $0.5 million as of December 31, 2011 and 2010, respectively.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

15.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2011	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Current portion of restricted marketable securities	$15.0	$—	$15.0	$—	M
Other long-term assets:
Restricted marketable securities	30.2	—	30.2	—	M
As of December 31, 2010
Current portion of restricted marketable securities	$18.2	$—	$18.2	$—	M
Prepaid expenses and other current assets:
June 2009 trading swap	1.2	—	1.2	—	I
Other long-term assets:
Restricted marketable securities	19.3	—	19.3	—	M
Other current liabilities:
March 2006 trading swap	(12.1)	—	(12.1)	—	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
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

		Fair Value Measurements at Reporting Date Using			Total Losses
	Net Carrying Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year Ended December 31, 2009
Investments in and advances to nonconsolidated affiliates	$1.7	$—	$—	$1.7	$0.3
Other long-term assets:
Assets held for sale	14.2	—	14.2	—	0.9

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

During the years ended December 31, 2011 and 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. The above losses incurred in 2009 represent our write-down of certain assets to their estimated fair value based on offers we received from third parties to acquire the assets or other market conditions. The loss related to Investments in and advances to nonconsolidated affiliates is included in Other income in our consolidated statement of operations for the year ended December 31, 2009. The losses related to assets held for sale are included in Loss on disposal of assets in our consolidated statement of operations for the year ended December 31, 2009.
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
During the years ended December 31, 2011, 2010, and 2009, we also recorded impairment charges of $6.8 million, $0.6 million, and $4.0 million, respectively, as part of our results of discontinued operations. See Note 18, Assets and Liabilities in and Results of Discontinued Operations.
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

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Interest rate swap agreements:
March 2006 trading swap	$—	$—	$(12.1)	$(12.1)
June 2009 trading swap	—	—	1.2	1.2
Long-term debt:
Advances under $500 million revolving credit facility	110.0	110.0	78.0	78.0
Term loan facility	97.5	97.5	—	—
10.75% Senior Notes due 2016	—	—	495.5	543.2
7.25% Senior Notes due 2018	336.7	330.0	275.0	280.5
8.125% Senior Notes due 2020	285.8	290.0	285.5	311.8
7.75% Senior Notes due 2022	312.0	301.1	250.0	258.1
Other bonds payable	1.5	1.5	1.8	1.8
Other notes payable	35.3	35.3	36.4	36.4
Financial commitments:
Letters of credit	—	44.6	—	45.6

16.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards under the terms of compensation plans designed to align employee and executive interests to those of our stockholders.
All employee stock-based compensation awarded in 2011, 2010, and 2009 was issued under the 2008 Equity Incentive Plan, a stockholder-approved plan that provides for grants of nonqualified stock options or incentive stock options, restricted stock, stock appreciation rights, performance shares or performance share units, dividend equivalents, restricted stock units

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

(“RSUs”), or other stock-based awards. The terms of the 2008 Equity Incentive Plan made available up to 6,000,000 shares of common stock to be granted. As of December 31, 2011, the maximum number of shares that could be issued in connection with previously granted but unvested performance-based and market condition restricted stock is 1,907,366. Other than noted above, no additional stock-based compensation awards will be issued from the 2008 Equity Incentive Plan.
In May 2011, our shareholders approved the Amended and Restated 2008 Equity Incentive Plan, which reserves and provides for the grant of up to 9,000,000 shares of common stock. Employee stock-based compensation awarded after 2011 will be issued under this plan.
Historically, we have also issued stock-based compensation out of the following plans which expired in 2008: the 1995, 1997, and 1999 Stock Option Plans, the 1998 Restricted Stock Plan, the Key Executive Incentive Program, and the 2005 Equity Incentive Plan. As of December 31, 2011, we also had 1,204,100 shares available to issue under the 2002 Stock Option Plan; however, we do not intend to issue any additional options from this plan.
Stock Options—
As of December 31, 2011, we had outstanding options from the 1995, 1997, and 2002 Stock Option Plans as well as the 2005 and 2008 Equity Incentive Plans. Under these plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. These plans provide for the granting of both nonqualified stock options and incentive stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond approximately ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which is generally three years.
The fair values of the options granted during the years ended December 31, 2011, 2010, and 2009 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2011	2010	2009
Expected volatility	41.5%	44.7%	45.0%
Risk-free interest rate	2.8%	3.1%	2.7%
Expected life (years)	6.7	6.7	6.5
Dividend yield	0.0%	0.0%	0.0%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. Since we have not historically paid dividends, we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2011, 2010, and 2009 was $11.27, $8.54, and $4.64, respectively.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2010	2,493	$22.36
Granted	200	24.21
Exercised	(189)	23.39
Forfeitures	—	—
Expirations	(65)	52.44
Outstanding, December 31, 2011	2,439	21.63	5.3	$3.1
Exercisable, December 31, 2011	1,989	22.34	4.6	2.2
We recognized approximately $1.7 million, $2.0 million, and $3.5 million of compensation expense related to our stock options for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $2.4 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 21 months.
Restricted Stock—
Prior to 2008, restricted stock awards contained only a service requirement and generally vested over a three-year requisite service period. The restricted stock awards granted in 2011, 2010, and 2009 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement). For awards with a service and/or performance requirement, the fair value of the award is determined by the closing price of our common stock on the grant date. For awards with a market condition, the fair value of the awards is determined using a lattice model.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2010	668	$13.84
Granted	1,900	8.23
Vested	(565)	14.86
Forfeited	(114)	8.22
Nonvested shares at December 31, 2011	1,889	8.23
The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2010 and 2009 was $16.37 and $7.85 per share, respectively. We recognized approximately $17.7 million, $13.6 million, and $9.1 million of compensation expense related to our restricted stock awards for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, there was $21.3 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures.
Non-Employee Stock-Based Compensation Plans—
We maintained the 2004 Director Incentive Plan, as amended and restated, to provide incentives to our non-employee members of our board of directors. Up to 400,000 shares were available to be granted pursuant to the 2004 Director Incentive

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
During the years ended December 31, 2011, 2010, and 2009, we issued 37,332, 46,827, and 103,185 RSUs, respectively, with a fair value of $24.11, $17.30, and $7.85, respectively, per unit. We recognized approximately $0.9 million, $0.8 million, and $0.8 million, respectively, of compensation expense upon their issuance in 2011, 2010, and 2009. There was no unrecognized compensation related to unvested shares as of December 31, 2011. As of December 31, 2011, 299,780 RSUs were outstanding.

17.	Employee Benefit Plans:
Substantially all HealthSouth employees are eligible to enroll in HealthSouth sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2011, 2010, and 2009, costs associated with these plans, net of amounts paid by employees, approximated $66.8 million, $59.7 million, and $59.0 million, respectively.
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
Employer contributions to the HealthSouth Retirement Investment Plan approximated $12.4 million, $12.0 million, and $12.2 million in 2011, 2010, and 2009, respectively. In 2011, 2010, and 2009, approximately $1.7 million, $1.6 million, and $1.2 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.
Senior Management Bonus Program—
In 2011, 2010, and 2009, we adopted a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance, were determined between each participant and his or her immediate supervisor. The program applied to persons who joined the Company in, or were promoted to, senior management positions. In 2012, we expect to pay approximately $13.0 million under the program for the year ended December 31, 2011. In February 2011, we paid $11.3 million under the program for the year ended December 31, 2010. In February 2010, we paid $13.3 million under the program for the year ended December 31, 2009.

18.	Assets and Liabilities in and Results of Discontinued Operations:
On May 17, 2011, we entered into a definitive agreement with certain subsidiaries of LifeCare Holdings, Inc. (collectively, "LifeCare"), pursuant to which we agreed to sell, and LifeCare agreed to acquire, substantially all of the assets of all six of our LTCHs for approximately $120 million, consisting of cash and retained working capital. On July 21, 2011, HealthSouth and LifeCare amended the definitive agreement to remove HealthSouth Hospital of Houston (the "Houston LTCH") from the sale transaction and reduce the aggregate purchase price by $2.5 million to $117.5 million. The transaction to sell five of our LTCHs was completed on August 1, 2011. HealthSouth closed the Houston LTCH in August 2011 and expects to sell the associated real estate. See Note 15, Fair Value Measurements.
Accordingly, we reclassified our consolidated balance sheet as of December 31, 2010 to present the assets and liabilities of all six of our LTCHs in discontinued operations. We also reclassified our consolidated statements of operations and consolidated statements of cash flows for 2010 and 2009 to include these facilities and their results of operations as discontinued operations.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The operating results of discontinued operations are as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Net operating revenues	$95.7	$123.7	$144.0
Costs and expenses	67.8	108.8	136.0
Impairments	6.8	0.6	4.0
Income from discontinued operations	21.1	14.3	4.0
(Loss) gain on disposal of assets of discontinued operations	—	(1.2)	0.3
Gain on divestitures of LTCHs / divisions	65.6	—	13.4
Income tax (expense) benefit	(37.9)	(4.0)	0.7
Income from discontinued operations, net of tax	$48.8	$9.1	$18.4
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
As discussed in Note 21, Settlements, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the "Delaware Settlement") relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the year ended December 31, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.
During 2011, we recorded impairment charges of $6.8 million as part of our results of discontinued operations. These charges related to the hospital that was closed in 2011 and a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospitals based on the assets' estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers. During 2010, we recorded an impairment charge of $0.6 million. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an offer from a potential buyer. During 2009, we recorded an impairment charge of $4.0 million. This charge related to a hospital that qualified to be reported as discontinued operations during 2009 and was sold in January 2010. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a third-party to purchase the assets.
Income tax expense recorded as part of our results of discontinued operations during the year ended December 31, 2011 related primarily to the gain from the sale of five of our LTCHs and the Delaware Settlement.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Assets and liabilities in discontinued operations consist of the following (in millions):

	As of December 31,
	2011	2010
Assets:
Accounts receivable, net	$4.8	$18.2
Other current assets	0.1	1.6
Total current assets	4.9	19.8
Property and equipment, net	6.9	46.4
Goodwill	—	11.0
Long-term assets	0.4	0.4
Total long-term assets	7.3	57.8
Total assets	$12.2	$77.6
Liabilities:
Accounts payable	$1.0	$4.5
Accrued expenses and other current liabilities	5.5	7.0
Total current liabilities	6.5	11.5
Long-term liabilities	0.7	1.2
Total liabilities	$7.2	$12.7
As of December 31, 2011, assets and liabilities in discontinued operations primarily relate to working capital not included in the sale of five of our LTCHs on August 1, 2011, the Houston LTCH, and a hospital that was closed in 2008. As of December 31, 2010, assets and liabilities in discontinued operations primarily relate to our six LTCHs, as discussed above, as well as a hospital that was closed in 2008. Current assets and long-term assets in the above table are included in Prepaid expenses and other current assets and Other long-term assets, respectively, in our consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Other current liabilities and Other long-term liabilities, respectively, in our consolidated balance sheets.
Goodwill in the above table represents an allocation of HealthSouth's Goodwill due to the disposal of the LTCHs. The allocation was made based on the relative fair value of the LTCHs compared to the fair value of HealthSouth.
As discussed in Note 1, Summary of Significant Accounting Policies, as of December 31, 2010, Refunds due patients and other third-party payors consisted of approximately $42.1 million of refunds and overpayments that originated prior to December 31, 2004. Of this amount, approximately $33.9 million represented liabilities associated with our former surgery centers, outpatient, and diagnostic divisions. These liabilities remained with HealthSouth after the closing of each transaction, and therefore, were not considered liabilities "held for sale" in our consolidated balance sheet. These balances were reduced to zero during 2011 as a result of the Delaware Settlement.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The operating results of our former surgery centers division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Net operating revenues	$5.0	$0.5	$7.4
Costs and expenses	(0.5)	0.7	3.9
Income (loss) from discontinued operations	5.5	(0.2)	3.5
Gain on disposal of assets of discontinued operations	—	—	0.7
Gain on divestiture of division	—	—	13.4
Income tax (expense) benefit	(2.0)	0.1	0.4
Income (loss) from discontinued operations, net of tax	$3.5	$(0.1)	$18.0
Amounts recorded in 2011 primarily relate to the Delaware Settlement. We recorded a post-tax gain of $13.4 million for the facility that was transferred to ASC during the fourth quarter of 2009.
Outpatient Division—
During 2007, we sold our outpatient rehabilitation division to Select Medical Corporation. The operating results of our former outpatient division included in discontinued operations consist of the following (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Net operating revenues	$12.8	$0.5	$0.5
Costs and expenses	(0.4)	(3.5)	7.7
Income (loss) from discontinued operations	13.2	4.0	(7.2)
Income tax expense	(4.8)	(1.4)	—
Income (loss) from discontinued operations, net of tax	$8.4	$2.6	$(7.2)
Amounts recorded in 2011 primarily relate to the Delaware Settlement. During 2009, we recorded an estimate for a potential liability associated with our former outpatient division and claims made by United Healthcare Services in our results of discontinued operations. A settlement was reached in this case during 2010. See Note 21, Settlements, for additional information.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

19.	Income Taxes:
The significant components of the Provision for income tax expense (benefit) related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2011	2010	2009
Current:
Federal	$1.4	$1.3	$1.8
State and local	(0.8)	1.6	(8.8)
Total current expense (benefit)	0.6	2.9	(7.0)
Deferred:
Federal	48.2	(682.2)	3.0
State and local	(11.7)	(61.5)	1.1
Total deferred expense (benefit)	36.5	(743.7)	4.1
Total income tax expense (benefit) related to continuing operations	$37.1	$(740.8)	$(2.9)
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense (benefit) on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2011	2010	2009
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	3.0%	4.7%	4.0%
Decrease in valuation allowance	(11.6)%	(431.5)%	(22.3)%
Settlement of tax claims	(7.2)%	13.2%	(6.6)%
Noncontrolling interests	(6.5)%	(8.3)%	(10.8)%
Adjustments to net operating loss carryforwards	2.9%	—%	—%
Interest, net	(1.6)%	(0.8)%	(1.2)%
Other, net	1.3%	(2.4)%	(0.8)%
Income tax expense (benefit)	15.3%	(390.1)%	(2.7)%
The Provision for income tax expense in 2011 is less than the federal statutory rate primarily due to: (1) an approximate $28 million benefit associated with a current period net reduction in the valuation allowance and (2) an approximate $18 million net benefit associated with settlements with various taxing authorities including the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 offset by (3) approximately $7 million of net expense primarily related to corrections to 2010 deferred tax assets associated with our NOLs and corresponding valuation allowance. See Note 1, Summary of Significant Accounting Policies, "Out-of-Period Adjustments."
The Provision for income tax benefit in 2010 primarily resulted from the reduction in the valuation allowance, as discussed below. This benefit was offset by settlements related to federal IRS examinations, including reductions in unrecognized tax benefits, as discussed below. The Provision for income tax benefit in 2009 primarily resulted from a reduction in the valuation allowance, as discussed below, and refunds of state income taxes, including interest.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of HealthSouth’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2011	2010
Deferred income tax assets:
Net operating loss	$540.5	$628.8
Property, net	49.8	49.1
Insurance reserve	36.1	37.6
Stock-based compensation	22.7	19.9
Allowance for doubtful accounts	12.7	12.6
Alternative minimum tax	13.4	13.4
Carrying value of partnerships	10.4	15.6
Other accruals	16.1	21.9
Capital losses	4.1	11.8
Intangibles	—	9.6
Total deferred income tax assets	705.8	820.3
Less: Valuation allowance	(50.3)	(112.7)
Net deferred income tax assets	655.5	707.6
Deferred income tax liabilities:
Intangibles	(20.5)	—
Other	(0.3)	(0.2)
Total deferred income tax liabilities	(20.8)	(0.2)
Net deferred income tax assets	634.7	707.4
Less: Current deferred tax assets	26.6	28.1
Noncurrent deferred tax assets	$608.1	$679.3
At December 31, 2011, we had unused federal NOLs of $440.9 million (approximately $1.3 billion on a gross basis) and state NOLs of $99.6 million. Such losses expire in various amounts at varying times through 2035.
For the years ended December 31, 2011, 2010, and 2009, the net decreases in our valuation allowance were $62.4 million, $825.4 million, and $76.9 million, respectively. Approximately $21 million of the decrease in the valuation allowance during 2011 and substantially all of the decrease in 2010 related primarily to our determination it is more likely than not a substantial portion of our deferred tax assets will be realized in the future. Based on the weight of available evidence including our generation of pre-tax income from continuing operations on a three-year look back basis, our forecast of future earnings, and our ability to sustain a core level of earnings, we determined, in the fourth quarter of 2010, it is more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state jurisdictions in the future and decreased our valuation allowance. In addition, approximately $34 million of the decrease in the valuation allowance in 2011 was due to the corrections made to the valuation allowance, as discussed above. Approximately $7 million of the decrease in the valuation allowance in 2011 resulted from our settlement with the IRS for tax years 2007 and 2008 which enabled us to utilize certain capital losses previously offset by a valuation allowance. The decrease in the valuation allowance for 2009 related primarily to a decrease in gross deferred tax assets resulting from the issuance of the common stock and common stock warrants underlying the securities litigation settlement, the write-off of bad debts, and the utilization of NOLs.
As of December 31, 2011, we have a remaining valuation allowance of $50.3 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of the deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Our utilization of NOLs could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.
As of January 1, 2009, total remaining gross unrecognized tax benefits were $61.1 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $2.9 million as of January 1, 2009. The amount of unrecognized tax benefits changed during 2009 due to the settlement of state income tax refund claims with certain states for tax years 1995 through 2004 and the running of the statute of limitations on certain state issues related to the 2005 tax year. Total remaining gross unrecognized tax benefits were $50.9 million as of December 31, 2009, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2009 was $1.9 million. The amount of unrecognized tax benefits changed during 2010 due to a settlement with the IRS regarding tax positions taken for tax years 2005 through 2007 and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $12.6 million as of December 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2010 was $1.1 million. The amount of unrecognized tax benefits changed during 2011 primarily due to the settlement of federal income tax claims with the IRS for tax years 2007 and 2008 and the lapse of the applicable statute of limitations for certain federal and state claims. Total remaining gross unrecognized tax benefits were $6.0 million as of December 31, 2011, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2011 was $0.1 million, all of which would affect our effective tax rate if recognized.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2009	$61.1	$2.9
Gross amount of increases in unrecognized tax benefits related to prior periods	0.1	0.1
Increases in unrecognized tax benefits relating to settlements with taxing authorities	2.7	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(8.5)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4.5)	(1.1)
December 31, 2009	50.9	1.9
Gross amount of increases in unrecognized tax benefits related to prior periods	96.1	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(37.5)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(93.0)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3.9)	(0.9)
December 31, 2010	12.6	1.1
Gross amount of increases in unrecognized tax benefits related to prior periods	19.8	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(3.0)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(20.2)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3.2)	(1.0)
December 31, 2011	$6.0	$0.1
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2011, 2010, and 2009, we recorded $4.7 million, $1.7 million, and $2.3 million of interest income, respectively, primarily related to amended state income tax returns, as part of our income tax provision. Total accrued interest income was $0.1 million and $0.3 million as of December 31, 2011 and 2010, respectively.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. We are currently under audit by the IRS for the 2009 and 2010 tax years and by one state for tax years 2008 through 2010.
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
We continue to actively pursue the maximization of our remaining income tax refund claims and other tax benefits. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

20.	Earnings per Common Share:
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

	For the Year Ended December 31,
	2011	2010	2009
Basic:
Numerator:
Income from continuing operations	$205.8	$930.7	$110.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(47.0)	(40.9)	(33.3)
Less: Convertible perpetual preferred stock dividends	(26.0)	(26.0)	(26.0)
Income from continuing operations attributable to HealthSouth common shareholders	132.8	863.8	51.1
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	49.9	9.2	17.7
Net income attributable to HealthSouth common shareholders	$182.7	$873.0	$68.8
Denominator:
Basic weighted average common shares outstanding	93.3	92.8	88.8
Basic earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$1.42	$9.31	$0.58
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.54	0.10	0.19
Net income attributable to HealthSouth common shareholders	$1.96	$9.41	$0.77
Diluted:
Numerator:
Income from continuing operations	$205.8	$930.7	$110.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(47.0)	(40.9)	(33.3)
Income from continuing operations attributable to HealthSouth common shareholders	158.8	889.8	77.1
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	49.9	9.2	17.7
Net income attributable to HealthSouth common shareholders	$208.7	$899.0	$94.8
Denominator:
Diluted weighted average common shares outstanding	109.2	108.5	103.3
Diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$1.42	$8.20	$0.58
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.54	0.08	0.19
Net income attributable to HealthSouth common shareholders	$1.96	$8.28	$0.77

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, stock warrants, and convertible perpetual preferred stock. For the years ended December 31, 2011, 2010, and 2009, the number of potential shares approximated 15.9 million, 15.7 million, and 14.5 million, respectively. For the years ended December 31, 2011, 2010, and 2009, approximately 13.1 million of the potential shares relate to our Convertible perpetual preferred stock. For the years ended December 31, 2011 and 2009, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the years ended December 31, 2011 and 2009.
Options to purchase approximately 1.8 million and 2.0 million shares of common stock were outstanding as of December 31, 2011 and 2010, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
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
In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the periods presented. In October 2011, our board of directors also granted discretion to management to opportunistically repurchase these warrants from time to time, subject to similar conditions discussed above for the repurchase of our common stock. This authority does not require the purchase of a specific number of warrants, has an indefinite term, and is subject to termination by our board of directors.
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
Delaware Settlement—
On April 4, 2011, we entered into a definitive settlement and release agreement with the state of Delaware relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. While the terms of the settlement are confidential, the amount paid to Delaware was less than the amount previously accrued and included in the line item Refunds due patients and other third-party payors in our consolidated balance sheet as of December 31, 2010. Accordingly, we recorded a $25.3 million pre-tax gain in connection with this settlement as part of our results of operations for the year ended December 31, 2011. Of this amount, $24.8 million is included in Income from discontinued operations, net of tax, as this gain primarily related to our previously divested divisions. The remainder is included in Net operating revenues in our consolidated statement of operations for the year ended December 31, 2011. See also Note 1, Summary of Significant Accounting Policies, "Refunds due Patients and Other Third-Party Payors."

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
On September 26, 2006, the plaintiffs in the Stockholder Securities Action and the Bondholder Securities Action, HealthSouth, and certain individual former HealthSouth employees and board members entered into and filed a stipulation of partial settlement of this litigation. We also entered into definitive agreements with the lead plaintiffs in these actions and the derivative actions, as well as certain of our insurance carriers, to settle the claims filed in those actions against us and many of our former directors and officers. On September 28, 2006, the United States District Court entered an order preliminarily approving the stipulation and settlement. Following a period to allow class members to opt out of the settlement and for objections to the settlement to be lodged, the court held a hearing on January 8, 2007 and determined the proposed settlement was fair, reasonable and adequate to the class members and that it should receive final approval. An order approving the settlement was entered on January 11, 2007. Individual class members representing approximately 205,000 shares of common stock and one bondholder with a face value of $1.5 million elected to be excluded from the settlement. The order approving the settlement bars claims by the non-settling defendants arising out of or relating to the Stockholder Securities Action, the Bondholder Securities Action, and the derivative litigation but does not prevent other security holders excluded from the settlement from asserting claims directly against us.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

actions as well as the Consolidated Securities Action. The settlement agreements were subject to the satisfaction of a number of conditions, including final approval of the United States District Court and the approval of bar orders in the Consolidated Securities Action and the derivative litigation by the United States District Court and the Alabama Circuit Court that would, among other things, preclude certain claims by the non-settling co-defendants against HealthSouth and the insurance carriers relating to matters covered by the settlement agreements. That approval was obtained on January 11, 2007. Despite approval of the Consolidated Securities Action settlement, there are class members who have elected to opt out of the settlements and pursue claims in separate actions.
The settlement agreements also required HealthSouth to indemnify the settling insurance carriers, to the extent permitted by law, for any amounts they are legally obligated to pay to any non-settling defendants. As of December 31, 2011, we have not recorded a liability regarding these indemnifications, as we do not believe it is probable we will have to perform under the indemnification portion of these settlement agreements and any amount we would be required to pay is not estimable at this time.
On September 30, 2009, we issued an aggregate of 5,023,732 shares of common stock and 8,151,265 warrants to purchase our common stock in full satisfaction of our obligation to do so under the Consolidated Securities Action settlement. Pursuant to the Consolidated Securities Action settlement and the related court orders, the process for final distribution of the cash and securities to qualified claimants is being handled by counsel for the plaintiffs and the court approved administrator of the settlement fund.
In connection with the Consolidated Securities Action settlement, we recorded a charge of $215.0 million as Government, class action, and related settlements in our 2005 consolidated statement of operations. During each quarter subsequent to the initial recording of this liability, we reduced or increased our liability for this settlement based on the value of our common stock and the associated common stock warrants underlying the settlement. During 2009, we recorded a net gain of $37.2 million to Government, class action, and related settlements in our consolidated statement of operations based on the value of our common stock and the associated warrants when the underlying common stock and warrants were issued.
UBS Litigation Settlement—
In August 2003, claims on behalf of HealthSouth were brought in the Tucker derivative litigation (described below in Note 22, Contingencies and Other Commitments, “Derivative Litigation”) against various UBS entities, alleging that from at least 1998 through 2002, when those entities served as our investment bankers, they breached their duties of care, suppressed information, and aided and abetted in the ongoing fraud. As a result of the UBS defendants' representation that UBS Securities is the proper defendant for all claims asserted in the complaint, UBS Securities became the named defendant in Tucker. The claims alleged that while the UBS entities were our fiduciaries, they became part of a conspiracy to artificially inflate the market price of our stock. The complaint sought compensatory and punitive damages, disgorgement of fees received from us by UBS entities, and attorneys' fees and costs. On August 3, 2005, UBS Securities filed counterclaims against us. Those claims included fraud, misrepresentation, negligence, breach of contract, and indemnity against us for allegedly providing UBS Securities with materially false information concerning our financial condition to induce UBS Securities to provide investment banking services. UBS Securities' counterclaims sought compensatory and punitive damages and a judgment declaring that we were liable for any losses, costs, or fees incurred by UBS Securities in connection with its defense of actions relating to the services UBS Securities provided to us. In August 2006, we and the plaintiffs in Tucker agreed to jointly prosecute the claims against UBS Securities in state court.
Additionally, on September 6, 2007, UBS AG filed an action against us in the Supreme Court of the State of New York, captioned UBS AG, Stamford Branch v. HealthSouth Corporation, based on the terms of a credit agreement with MedCenterDirect.com (“MCD”) (the “New York action”). Prior to ceasing operations in 2003, we owned a portion of MCD's equity securities and MCD provided certain services to us relating to the purchase of equipment and supplies. During 2003, UBS AG called its loan to MCD. In the New York action, UBS AG alleged we were the guarantor of the loan and sought recovery of the approximately $20 million principal of its loan to MCD and associated interest. The court issued an order on June 6, 2008 granting UBS AG's motion for summary judgment and denying HealthSouth's motion to dismiss or stay. Following the entry of an initial judgment in the incorrect amount, the court in the New York case entered an amended judgment on June 16, 2008 in the amount of approximately $30.3 million in favor of UBS AG.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

On January 13, 2009, the Circuit Court of Jefferson County, Alabama entered an order approving the agreement with UBS Securities to settle litigation filed by the derivative plaintiffs on HealthSouth's behalf in the Tucker derivative litigation (the “UBS Settlement”) under which we received $100.0 million in cash and a release of all claims by the UBS entities, including the release and satisfaction of the judgment in favor of UBS AG in the New York action. That order also awarded to the derivative plaintiffs' attorneys fees and expenses of $26.2 million to be paid from the $100.0 million in cash we received. In the fourth quarter of 2008, we received $97.9 million related to the UBS Settlement. The remaining $2.1 million was funded by the applicable insurance carrier in January 2009. UBS Securities and its insurance carriers transferred these amounts to an escrow account designated and controlled by us. These funds were released from escrow in 2009. Pursuant to the Consolidated Securities Action settlement, as discussed above in “Securities Litigation Settlement,” we were obligated to pay 25% of the net settlement proceeds, after deducting all of our costs and expenses in connection with the Tucker derivative litigation including fees and expenses of the derivative counsel and our counsel, to the plaintiffs in the Consolidated Securities Action. The UBS Settlement does not affect our claims against any other defendants in the Tucker derivative litigation, or against HealthSouth's former independent auditor, Ernst & Young, which remain pending in arbitration.
As a result of the UBS Settlement, we recorded a $121.3 million gain in our 2008 consolidated statement of operations. This gain was comprised of the $100.0 million cash portion of the settlement plus the principal portion of the loan guarantee. The approximate $9.4 million gain associated with the reversal of the accrued interest on this loan was included in Interest expense and amortization of debt discounts and fees in our 2008 consolidated statement of operations. We recorded the $26.2 million owed to the derivative plaintiffs' attorneys as a charge to Professional fees—accounting, tax, and legal in our 2008 consolidated statement of operations. We paid that amount to the derivative plaintiffs' attorneys in 2009. An estimate of the 25% of the net settlement proceeds to be paid to the plaintiffs in the Consolidated Securities Action is included in Other current liabilities in our consolidated balance sheets as of December 31, 2011 and December 31, 2010, with the corresponding charge included in Government, class action, and related settlements in our 2008 consolidated statement of operations.

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
The Tucker derivative litigation, including a $2.9 billion judgment against Mr. Scrushy, and the related settlements to date are more fully described in "Litigation By and Against Richard M. Scrushy" below and in Note 21, Settlements, "UBS Litigation Settlement." The settlements with UBS Securities and other defendants do not release our claims against any non-settling defendants in the Tucker litigation, or against our former independent auditor, Ernst & Young, which remain pending in arbitration. The Tucker derivative claims against Ernst & Young and other defendants listed above remain pending and have moved through fact discovery on an expedited schedule that was coordinated with the federal securities claims by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS. We are no longer a party in the federal securities claims action described in Note 21, Settlements, "Securities Litigation Settlement" by our former stockholders and bondholders against Mr. Scrushy, Ernst & Young, and UBS and are not a party to or beneficiary of any settlements between the plaintiffs and the remaining defendants.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Supreme Court upheld the trial court’s decision in its entirety. On April 15, 2011, the Alabama Supreme Court denied Mr. Scrushy's application for a rehearing of the Supreme Court's initial decision. On September 2, 2011, we renewed our prior motion for summary judgment on all claims by Mr. Scrushy based on the Alabama Supreme Court's ruling.
We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs' counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy's current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al. While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. On May 3, 2011, the Circuit Court of Jefferson County entered an order for distribution of amounts collected and liquidated. After reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative shareholder plaintiffs for property maintenance of and fees incurred to locate Mr. Scrushy's assets and after recording a liability for the federal plaintiffs' 25% apportionment of any net recovery from Mr. Scrushy as required in the Consolidated Securities Action settlement, we recorded a $12.3 million net gain in Government, class action, and related settlements in our consolidated statement of operations for the year ended December 31, 2011 in connection with our receipt of cash distributions. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. In connection with those obligations, during 2011, $5.2 million of the amounts previously collected were distributed to attorneys for the derivative shareholder plaintiffs. We recorded this cash distribution as part of Professional fees—accounting, tax, and legal in our consolidated statement of operations for the year ended December 31, 2011.
In March 2009, Mr. Scrushy filed an arbitration demand claiming we are obligated under a separate indemnification agreement to indemnify him for certain costs associated with litigation and to advance to him his attorneys’ fees and costs. On May 14, 2009, the arbitrator ruled we should deposit certain funds for attorneys’ fees in escrow until after a ruling in the Tucker litigation. As a result of the Tucker court’s June 18, 2009 ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, the arbitrator allowed us to withdraw all funds from the escrow. As of December 31, 2008, we included an estimate of those legal fees in Other current liabilities in our consolidated balance sheet. As a result of the court ruling that Mr. Scrushy committed fraud and breached his fiduciary duties, we have no obligation to indemnify him for any litigation costs. Therefore, we removed this accrual from our balance sheet and recorded an approximate $6.5 million gain in Professional fees—accounting, tax, and legal during the year ended December 31, 2009.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. The three-person arbitration panel that is adjudicating the claims and counterclaims in arbitration was selected under rules of the American Arbitration Association (the "AAA"). The trial phase of the arbitration process began on July 12, 2010 and is continuing as schedules permit. However, pursuant to an order of the AAA panel, all aspects of the arbitration are confidential. Accordingly, we will not discuss the arbitration until there is a resolution. Based on the stage of arbitration, and review of the current facts and circumstances, we do not believe there is a reasonable possibility of a loss that might result from an adverse judgment or a settlement of this case.
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
The complaint filed by General Medicine against us in the Alabama Action alleged that while Horizon/CMS was our wholly owned subsidiary and General Medicine was an existing creditor of Horizon/CMS, we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine also alleged in its amended complaint that as Horizon’s parent we failed to observe corporate formalities in our operation and ownership of Horizon, misused our control of Horizon, stripped assets from Horizon, and engaged in other conduct which amounted to a fraud on Horizon's creditors, including General Medicine. General Medicine has requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
In the Michigan Action, we filed a motion asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On February 25, 2010, the court ruled that no further proceedings were necessary in the Michigan Action. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. The appeal now has been fully briefed by the parties, and oral arguments were heard on November 29, 2011. At this time, we do not know when the Court of Appeals will rule on the appeal.
Although both the Michigan Action and the Alabama Action remain pending and it is not possible to predict the outcome of either case, we do not believe, based on the stage of litigation, prior rulings in our favor, and review of the current facts and circumstances, there is a reasonable possibility of a loss that might result from an adverse judgment or settlement of this case. We intend to vigorously defend ourselves against General Medicine's claims and to vigorously prosecute our counterclaims against General Medicine.
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs alleged that we, some of our former officers, and our former auditor engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. Additional briefing has been submitted by both sides to the court. The court has scheduled a hearing for the pending motions on February 24, 2012. We intend to vigorously defend ourselves in this case. Based on the stage of litigation and review of the current facts and circumstances, it is not possible to estimate with confidence the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On May 2, 2011, we filed our brief in the appeal of this verdict with the South Carolina Court of Appeals. The parties have completed their briefing for the appeal, but oral argument has not yet been scheduled. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Other current liabilities in our consolidated balance sheets as of December 31, 2011 and 2010 with a corresponding receivable of $7.7 million in Prepaid expenses and other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our consolidated statement of operations for the year ended December 31, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2011 and 2010.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
On June 24, 2011, we received a document subpoena addressed to the Houston LTCH from the Dallas, Texas office of the HHS-OIG. The subpoena is in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requests documents and materials relating to the Houston LTCH's patient admissions, length of stay, and discharge matters. We are cooperating fully with the HHS-OIG in connection with this subpoena and are currently unable to predict the timing or outcome of this investigation. See also Note 18, Asset and Liabilities in and Results of Discontinued Operations.
We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 18, Assets and Liabilities in and Results of Discontinued Operations) following their closing. These include indemnification obligations or other claims and assessments, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $23.2 million in 2012, $23.0 million in 2013, $18.7 million in 2014, $22.3 million in 2015, $20.3 million in 2016, and $43.0 million thereafter. These contracts primarily relate to software licensing and support, telecommunications, certain equipment, and medical supplies.
We also have commitments under severance agreements with former employees. Payments under these agreements approximate $0.2 million in 2012, $0.2 million in 2013, $0.2 million in 2014, $0.2 million in 2015, $0.2 million in 2016, and $2.4 million thereafter.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

23.	Quarterly Data (Unaudited):

	2011
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$506.0	$505.1	$497.7	$518.1	$2,026.9
Operating earnings(a)	89.3	90.9	79.1	92.1	351.4
Provision for income tax (benefit) expense	(7.4)	11.2	18.1	15.2	37.1
Income from continuing operations	74.0	30.7	33.6	67.5	205.8
Income (loss) from discontinued operations, net of tax	17.5	1.6	34.7	(5.0)	48.8
Net income	91.5	32.3	68.3	62.5	254.6
Less: Net income attributable to noncontrolling interests	(11.7)	(10.4)	(11.3)	(12.5)	(45.9)
Net income attributable to HealthSouth	$79.8	$21.9	$57.0	$50.0	$208.7
Basic and diluted earnings per common share:
Basic:(b)
Income from continuing operations attributable to HealthSouth common shareholders	$0.60	$0.14	$0.17	$0.52	$1.42
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.19	0.03	0.37	(0.05)	0.54
Net income attributable to HealthSouth common shareholders	$0.79	$0.17	$0.54	$0.47	$1.96
Diluted:(c)
Income from continuing operations attributable to HealthSouth common shareholders	$0.57	$0.14	$0.17	$0.50	$1.42
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.16	0.03	0.37	(0.04)	0.54
Net income attributable to HealthSouth common shareholders	$0.73	$0.17	$0.54	$0.46	$1.96

(a)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps; and (5) income tax expense or benefit.

(b)	Basic per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the entire year.

(c)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended June 30, 2011 and September 30, 2011.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

	2010
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$458.6	$467.3	$460.8	$490.9	$1,877.6
Operating earnings(a)	76.3	71.1	67.1	81.4	295.9
Provision for income tax expense (benefit)(b)	2.4	(1.3)	(0.4)	(741.5)	(740.8)
Income from continuing operations	49.2	54.2	38.7	788.6	930.7
Income from discontinued operations, net of tax	1.3	3.3	3.2	1.3	9.1
Net income	50.5	57.5	41.9	789.9	939.8
Less: Net income attributable to noncontrolling interests	(9.8)	(10.2)	(10.1)	(10.7)	(40.8)
Net income attributable to HealthSouth	$40.7	$47.3	$31.8	$779.2	$899.0
Basic and diluted earnings per common share:
Basic:(c)
Income from continuing operations attributable to HealthSouth common shareholders	$0.36	$0.40	$0.24	$8.31	$9.31
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.04	0.03	0.02	0.10
Net income attributable to HealthSouth common shareholders	$0.37	$0.44	$0.27	$8.33	$9.41
Diluted:(d)
Income from continuing operations attributable to HealthSouth common shareholders	$0.36	$0.40	$0.24	$7.15	$8.20
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.01	0.04	0.03	0.01	0.08
Net income attributable to HealthSouth common shareholders	$0.37	$0.44	$0.27	$7.16	$8.28

(a)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps; and (5) income tax expense or benefit.

(b)	See Note 19, Income Taxes, for information related to our reversal of a substantial portion of the valuation allowance against deferred tax assets in the fourth quarter of 2010.

(c)	Basic per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the entire year.

(d)	Total diluted earnings per common share will not sum due to antidilution in the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010.

24.	Condensed Consolidating Financial Information:
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$22.1	$1,448.6	$601.4	$(45.2)	$2,026.9
Operating expenses:
Salaries and benefits	23.9	686.1	285.5	(13.5)	982.0
Other operating expenses	16.4	200.1	89.2	(21.7)	284.0
General and administrative expenses	110.5	—	—	—	110.5
Supplies	0.7	73.2	28.9	—	102.8
Depreciation and amortization	9.7	52.3	16.8	—	78.8
Occupancy costs	4.6	36.1	17.7	(10.0)	48.4
Provision for doubtful accounts	0.5	15.0	5.5	—	21.0
Loss on disposal of assets	—	3.2	1.1	—	4.3
Government, class action, and related settlements	(12.3)	—	—	—	(12.3)
Professional fees—accounting, tax, and legal	21.0	—	—	—	21.0
Total operating expenses	175.0	1,066.0	444.7	(45.2)	1,640.5
Loss on early extinguishment of debt	38.8	—	—	—	38.8
Interest expense and amortization of debt discounts and fees	109.5	8.4	2.6	(1.1)	119.4
Other income	(0.2)	(0.1)	(3.5)	1.1	(2.7)
Equity in net income of nonconsolidated affiliates	(3.1)	(8.7)	(0.2)	—	(12.0)
Equity in net income of consolidated affiliates	(234.8)	(10.6)	—	245.4	—
Management fees	(93.9)	73.0	20.9	—	—
Income from continuing operations before income tax (benefit) expense	30.8	320.6	136.9	(245.4)	242.9
Provision for income tax (benefit) expense	(159.0)	155.7	40.4	—	37.1
Income from continuing operations	189.8	164.9	96.5	(245.4)	205.8
Income (loss) from discontinued operations, net of tax	18.9	34.3	(4.4)	—	48.8
Net Income	208.7	199.2	92.1	(245.4)	254.6
Less: Net income attributable to noncontrolling interests	—	—	(45.9)	—	(45.9)
Net income attributable to HealthSouth	$208.7	$199.2	$46.2	$(245.4)	$208.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.9	$1,344.5	$552.6	$(39.4)	$1,877.6
Operating expenses:
Salaries and benefits	19.3	646.7	268.1	(12.4)	921.7
Other operating expenses	17.6	184.0	86.1	(18.2)	269.5
General and administrative expenses	106.2	—	—	—	106.2
Supplies	0.6	70.7	28.1	—	99.4
Depreciation and amortization	9.7	48.4	15.0	—	73.1
Occupancy costs	3.1	33.7	16.8	(8.7)	44.9
Provision for doubtful accounts	0.4	12.1	3.9	—	16.4
Loss on disposal of assets	—	1.4	—	—	1.4
Government, class action, and related settlements	1.1	—	—	—	1.1
Professional fees—accounting, tax, and legal	17.2	—	—	—	17.2
Total operating expenses	175.2	997.0	418.0	(39.3)	1,550.9
Loss on early extinguishment of debt	12.3	—	—	—	12.3
Interest expense and amortization of debt discounts and fees	116.0	8.8	3.0	(2.2)	125.6
Other income	(1.0)	(0.6)	(4.9)	2.2	(4.3)
Loss on interest rate swaps	13.3	—	—	—	13.3
Equity in net income of nonconsolidated affiliates	(2.3)	(7.6)	(0.2)	—	(10.1)
Equity in net income of consolidated affiliates	(195.9)	(13.7)	—	209.6	—
Management fees	(90.4)	70.5	19.9	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(7.3)	290.1	116.8	(209.7)	189.9
Provision for income tax (benefit) expense	(903.7)	132.9	30.0	—	(740.8)
Income from continuing operations	896.4	157.2	86.8	(209.7)	930.7
Income from discontinued operations, net of tax	2.6	5.0	1.4	0.1	9.1
Net Income	899.0	162.2	88.2	(209.6)	939.8
Less: Net income attributable to noncontrolling interests	—	—	(40.8)	—	(40.8)
Net income attributable to HealthSouth	$899.0	$162.2	$47.4	$(209.6)	$899.0

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$17.3	$1,283.6	$519.1	$(35.1)	$1,784.9
Operating expenses:
Salaries and benefits	21.2	621.8	256.7	(12.3)	887.4
Other operating expenses	11.0	173.4	77.7	(15.4)	246.7
General and administrative expenses	104.5	—	—	—	104.5
Supplies	0.6	69.1	27.1	—	96.8
Depreciation and amortization	7.5	45.1	15.0	—	67.6
Occupancy costs	3.1	32.8	16.3	(7.3)	44.9
Provision for doubtful accounts	0.6	22.5	7.6	—	30.7
Loss on disposal of assets	—	3.3	0.1	—	3.4
Government, class action, and related settlements	36.7	—	—	—	36.7
Professional fees—accounting, tax, and legal	8.8	—	—	—	8.8
Total operating expenses	194.0	968.0	400.5	(35.0)	1,527.5
Loss on early extinguishment of debt	12.5	—	—	—	12.5
Interest expense and amortization of debt discounts and fees	114.4	8.3	3.4	(0.4)	125.7
Other expense (income)	0.7	(0.3)	(4.1)	0.4	(3.3)
Loss on interest rate swaps	19.6	—	—	—	19.6
Equity in net income of nonconsolidated affiliates	(1.9)	(2.4)	(0.3)	—	(4.6)
Equity in net income of consolidated affiliates	(169.5)	(10.7)	—	180.2	—
Management fees	(86.0)	67.0	19.0	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(66.5)	253.7	100.6	(180.3)	107.5
Provision for income tax (benefit) expense	(148.1)	118.0	27.2	—	(2.9)
Income from continuing operations	81.6	135.7	73.4	(180.3)	110.4
Income (loss) from discontinued operations, net of tax	13.2	6.0	(0.9)	0.1	18.4
Net Income	94.8	141.7	72.5	(180.2)	128.8
Less: Net income attributable to noncontrolling interests	—	(0.4)	(33.6)	—	(34.0)
Net income attributable to HealthSouth	$94.8	$141.3	$38.9	$(180.2)	$94.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$26.0	$1.3	$2.8	$—	$30.1
Restricted cash	0.7	—	34.6	—	35.3
Current portion of restricted marketable securities	—	—	15.0	—	15.0
Accounts receivable, net	2.4	154.4	66.0	—	222.8
Deferred income tax assets	9.2	14.9	2.5	—	26.6
Prepaid expenses and other current assets	33.5	16.0	15.7	(4.0)	61.2
Total current assets	71.8	186.6	136.6	(4.0)	391.0
Property and equipment, net	13.6	499.3	151.5	—	664.4
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	12.0	37.4	8.3	—	57.7
Investments in and advances to nonconsolidated affiliates	2.5	23.8	2.7	—	29.0
Deferred income tax assets	533.9	27.3	46.9	—	608.1
Other long-term assets	59.8	7.1	38.6	(6.2)	99.3
Intercompany receivable	1,141.8	606.0	—	(1,747.8)	—
Total assets	$1,835.4	$1,653.6	$540.2	$(1,758.0)	$2,271.2
Liabilities and Shareholders’ Equity(Deficit)
Current liabilities:
Current portion of long-term debt	$10.9	$9.6	$2.4	$(4.0)	$18.9
Accounts payable	5.1	28.7	11.6	—	45.4
Accrued payroll	29.6	39.8	15.6	—	85.0
Accrued interest payable	22.2	0.1	0.2	—	22.5
Refunds due patients and other third-party payors	0.7	4.7	1.9	—	7.3
Other current liabilities	75.3	12.1	46.7	—	134.1
Total current liabilities	143.8	95.0	78.4	(4.0)	313.2
Long-term debt, net of current portion	1,144.6	73.2	24.2	(6.2)	1,235.8
Self-insured risks	32.8	—	70.0	—	102.8
Other long-term liabilities	9.8	10.9	9.7	—	30.4
Intercompany payable	—	—	1,305.3	(1,305.3)	—
	1,331.0	179.1	1,487.6	(1,315.5)	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	387.4	—	—	—	387.4
Shareholders' equity (deficit)
HealthSouth shareholders' equity (deficit)	117.0	1,474.5	(1,032.0)	(442.5)	117.0
Noncontrolling interests	—	—	84.6	—	84.6
Total shareholders' equity (deficit)	117.0	1,474.5	(947.4)	(442.5)	201.6
Total liabilities and shareholders' equity (deficit)	$1,835.4	$1,653.6	$540.2	$(1,758.0)	$2,271.2

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$45.8	$0.1	$2.4	$—	$48.3
Restricted cash	0.5	—	36.0	—	36.5
Current portion of restricted marketable securities	—	—	18.2	—	18.2
Accounts receivable, net	0.9	148.2	57.6	—	206.7
Deferred income tax assets	18.0	9.0	1.1	—	28.1
Prepaid expenses and other current assets	28.8	25.5	18.1	(4.0)	68.4
Total current assets	94.0	182.8	133.4	(4.0)	406.2
Property and equipment, net	14.7	464.2	154.0	—	632.9
Goodwill	—	264.6	155.7	—	420.3
Intangible assets, net	9.0	38.2	11.3	—	58.5
Investments in and advances to nonconsolidated affiliates	3.1	24.4	3.2	—	30.7
Deferred income tax assets	604.2	9.1	66.0	—	679.3
Other long-term assets	67.3	54.9	32.2	(10.2)	144.2
Intercompany receivable	1,142.8	489.8	—	(1,632.6)	—
Total assets	$1,935.1	$1,528.0	$555.8	$(1,646.8)	$2,372.1
Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$5.1	$11.2	$2.2	$(4.0)	$14.5
Accounts payable	6.8	24.9	12.9	—	44.6
Accrued payroll	25.0	37.9	14.1	—	77.0
Accrued interest payable	21.0	0.3	0.2	—	21.5
Refunds due patients and other third-party payors	42.1	5.5	0.7	—	48.3
Other current liabilities	92.0	15.3	46.1	—	153.4
Total current liabilities	192.0	95.1	76.2	(4.0)	359.3
Long-term debt, net of current portion	1,397.0	83.3	26.7	(10.2)	1,496.8
Self-insured risks	36.7	—	65.8	—	102.5
Other long-term liabilities	7.2	11.2	9.9	—	28.3
Intercompany payable	—	—	1,400.8	(1,400.8)	—
	1,632.9	189.6	1,579.4	(1,415.0)	1,986.9
Commitments and contingencies
Convertible perpetual preferred stock	387.4	—	—	—	387.4
Shareholders' (deficit) equity
HealthSouth shareholders' (deficit) equity	(85.2)	1,338.4	(1,106.6)	(231.8)	(85.2)
Noncontrolling interests	—	—	83.0	—	83.0
Total shareholders' (deficit) equity	(85.2)	1,338.4	(1,023.6)	(231.8)	(2.2)
Total liabilities and shareholders' (deficit) equity	$1,935.1	$1,528.0	$555.8	$(1,646.8)	$2,372.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$176.7	$283.8	$131.6	$(249.4)	$342.7
Cash flows from investing activities:
Purchases of property and equipment	(5.0)	(83.1)	(12.2)	—	(100.3)
Capitalized software costs	(6.6)	(2.0)	(0.2)	—	(8.8)
Acquisition of business, net of cash acquired	—	(4.9)	—	—	(4.9)
Proceeds from sale of restricted investments	—	—	1.2	—	1.2
Purchase of restricted investments	—	—	(8.4)	—	(8.4)
Net change in restricted cash	(0.2)	—	1.4	—	1.2
Net settlements on interest rate swaps not designated as hedges	(10.9)	—	—	—	(10.9)
Other	—	(0.9)	—	—	(0.9)
Net cash provided by (used in) investing activities of discontinued operations—
Proceeds from sale of LTCHs	107.9	—	—	—	107.9
Other investing activities of discontinued operations	(0.2)	(0.3)	(0.2)	—	(0.7)
Net cash provided by (used in) investing activities	85.0	(91.2)	(18.4)	—	(24.6)
Cash flows from financing activities:
Principal borrowings on term loan	100.0	—	—	—	100.0
Proceeds from bond issuance	120.0	—	—	—	120.0
Principal payments on debt, including pre-payments	(507.4)	(1.5)	—	4.0	(504.9)
Borrowings on revolving credit facility	338.0	—	—	—	338.0
Payments on revolving credit facility	(306.0)	—	—	—	(306.0)
Principal payments under capital lease obligations	(0.8)	(10.2)	(2.2)	—	(13.2)
Dividends paid on convertible perpetual preferred stock	(26.0)	—	—	—	(26.0)
Debt amendment and issuance costs	(4.4)	—	—	—	(4.4)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(44.2)	—	(44.2)
Other	4.3	—	—	—	4.3
Change in intercompany advances	0.7	(179.7)	(66.4)	245.4	—
Net cash used in financing activities	(281.6)	(191.4)	(112.8)	249.4	(336.4)
(Decrease) increase in cash and cash equivalents	(19.9)	1.2	0.4	—	(18.3)
Cash and cash equivalents at beginning of year	45.8	0.1	2.4	—	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of year	0.1	—	—	—	0.1
Less: Cash and cash equivalents of facilities in discontinued operations at end of year	—	—	—	—	—
Cash and cash equivalents at end of year	$26.0	$1.3	$2.8	$—	$30.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$208.3	$218.0	$125.1	$(220.4)	$331.0
Cash flows from investing activities:
Purchases of property and equipment	(2.9)	(39.0)	(20.9)	—	(62.8)
Capitalized software costs	(6.0)	(0.4)	(0.1)	—	(6.5)
Acquisition of businesses, net of cash acquired	—	(34.1)	—	—	(34.1)
Proceeds from sale of restricted investments	—	—	10.4	—	10.4
Purchase of restricted investments	—	—	(26.0)	—	(26.0)
Net change in restricted cash	1.8	—	29.5	—	31.3
Net settlements on interest rate swaps not designated as hedges	(44.7)	—	—	—	(44.7)
Other	(0.1)	(0.3)	—	—	(0.4)
Net cash provided by (used in) investing activities of discontinued operations	0.4	(0.9)	7.4	—	6.9
Net cash (used in) provided by investing activities	(51.5)	(74.7)	0.3	—	(125.9)
Cash flows from financing activities:
Proceeds from bond issuance	525.0	—	—	—	525.0
Principal payments on debt, including pre-payments	(755.3)	—	—	4.0	(751.3)
Borrowings on revolving credit facility	100.0	—	—	—	100.0
Payments on revolving credit facility	(22.0)	—	—	—	(22.0)
Principal payments under capital lease obligations	(2.4)	(10.5)	(2.0)	—	(14.9)
Dividends paid on convertible perpetual preferred stock	(26.0)	—	—	—	(26.0)
Debt amendment and issuance costs	(19.3)	—	—	—	(19.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(34.4)	—	(34.4)
Other	0.4	—	4.8	—	5.2
Change in intercompany advances	12.5	(134.5)	(94.4)	216.4	—
Net cash used in financing activities	(187.1)	(145.0)	(126.0)	220.4	(237.7)
Decrease in cash and cash equivalents	(30.3)	(1.7)	(0.6)	—	(32.6)
Cash and cash equivalents at beginning of year	76.1	1.8	2.8	—	80.7
Cash and cash equivalents of facilities in discontinued operations at beginning of year	0.1	—	0.2	—	0.3
Less: Cash and cash equivalents of facilities in discontinued operations at end of year	(0.1)	—	—	—	(0.1)
Cash and cash equivalents at end of year	$45.8	$0.1	$2.4	$—	$48.3

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2009
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$310.1	$188.8	$82.4	$(175.2)	$406.1
Cash flows from investing activities:
Purchases of property and equipment	(1.0)	(54.8)	(7.5)	—	(63.3)
Capitalized software costs	(7.4)	(0.5)	(0.1)	—	(8.0)
Proceeds from sale of restricted investments	—	—	5.0	—	5.0
Purchase of restricted investments	—	—	(3.8)	—	(3.8)
Net change in restricted cash	—	—	(11.7)	—	(11.7)
Net settlements on interest rate swaps not designated as hedges	(42.2)	—	—	—	(42.2)
Net investment in interest rate swap not designated as a hedge	(6.4)	—	—	—	(6.4)
Other	(1.1)	1.4	(1.5)	—	(1.2)
Net cash used in investing activities of discontinued operations	—	(0.5)	(0.9)	—	(1.4)
Net cash used in investing activities	(58.1)	(54.4)	(20.5)	—	(133.0)
Cash flows from financing activities:
Principal borrowings on notes	—	15.5	—	—	15.5
Proceeds from bond issuance	290.0	—	—	—	290.0
Principal payments on debt, including pre-payments	(413.0)	(0.2)	—	4.0	(409.2)
Borrowings on revolving credit facility	10.0	—	—	—	10.0
Payments on revolving credit facility	(50.0)	—	—	—	(50.0)
Principal payments under capital lease obligations	(0.5)	(9.7)	(3.2)	—	(13.4)
Dividends paid on convertible perpetual preferred stock	(26.0)	—	—	—	(26.0)
Debt amendment and issuance costs	(10.6)	—	—	—	(10.6)
Distributions paid to noncontrolling interests of consolidated affiliates	—	(0.9)	(31.8)	—	(32.7)
Other	(0.1)	—	1.0	—	0.9
Change in intercompany advances	1.6	(138.1)	(34.7)	171.2	—
Net cash (used in) provided by financing activities of discontinued operations	(0.4)	—	1.6	—	1.2
Net cash used in financing activities	(199.0)	(133.4)	(67.1)	175.2	(224.3)
Increase (decrease) in cash and cash equivalents	53.0	1.0	(5.2)	—	48.8
Cash and cash equivalents at beginning of year	22.9	0.8	8.0	—	31.7
Cash and cash equivalents of facilities in discontinued operations at beginning of year	0.3	—	0.2	—	0.5
Less: Cash and cash equivalents of facilities in discontinued operations at end of year	(0.1)	—	(0.2)	—	(0.3)
Cash and cash equivalents at end of year	$76.1	$1.8	$2.8	$—	$80.7

EXHIBIT LIST

No.	Description

2.1
Stock Purchase Agreement, dated January 27, 2007, by and between HealthSouth Corporation and Select Medical Systems (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on January 30, 2007).#

2.2
Letter Agreement, dated May 1, 2007, by and between HealthSouth Corporation and Select Medical Corporation (incorporated by reference to Exhibit 2.3 to HealthSouth’s Quarterly Report on 10-Q filed on May 9, 2007).#

2.3
Amended and Restated Stock Purchase Agreement, dated as of March 25, 2007, by and between HealthSouth Corporation and ASC Acquisition LLC (incorporated by reference to Exhibit 2.1 to HealthSouth’s Quarterly Report on 10-Q filed on August 8, 2007).#

2.4
Stock Purchase Agreement, dated April 19, 2007, by and between HealthSouth Corporation and Diagnostic Health Holdings, Inc. (incorporated by reference to Exhibit 2.4 to HealthSouth’s Annual Report on Form 10-K filed on February 26, 2008).#

2.5.1
Asset Purchase Agreement, dated as of May 17, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada - Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals Of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (incorporated by reference to Exhibit 2.1 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).#

2.5.2
First Amendment to the Asset Purchase Agreement, dated as of July 21, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (incorporated by reference to Exhibit 2.1.1 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).#

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

4.1.1
Warrant Agreement, dated as of January 16, 2004, between HealthSouth Corporation and Wells Fargo Bank Northwest, N.A., as Warrant Agent (incorporated by reference to Exhibit 10.2 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.1.2
Registration Rights Agreement, dated as of January 16, 2004, among HealthSouth Corporation and the entities listed on the signature pages thereto as Holders of Warrants and Transfer Restricted Securities (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2004).

4.2
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as Warrant Agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.3.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020, 7.250% Senior Notes due 2018, and 7.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.3.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020 (incorporated by reference to Exhibit 4.7.2 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.3.3
Second Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 7.250% Senior Notes due 2018 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

4.3.4
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

10.9
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, "Other Matters," in HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.10
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2011).+

10.11	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.11 to HealthSouth's Annual Report on Form 10-K filed on February 24, 2011).+

10.12	HealthSouth Corporation Third Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 9, 2011).+

10.13
Letter of Understanding, dated as of December 2, 2010, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 3, 2010).+

10.14.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.14.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.15	Form of Key Executive Incentive Award Agreement.** +

10.16.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth's Registration Statement on Form S-8 filed on August 2, 2011).+

10.16.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.16.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.16.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.16.5
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.16.6
Form of Restricted Stock Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.16.7
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.4 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.16.8
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.5 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.17	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.30 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.18
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 4, 2011).+

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

10.23	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

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

10.24.2
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.24.3
Second Amended and Restated Credit Agreement, dated May 10, 2011, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.2 to HealthSouth's Quarterly Report on Form 10-Q filed on August 4, 2011).

12	Computation of Ratios.

21	Subsidiaries of HealthSouth Corporation.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
# Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request
* Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.
** Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.
+ Management contract or compensatory plan or arrangement.