Form 10-Q
period 2012-03-31
HEALTHSOUTH CORP
filed 2012-05-01
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-10315
______________________________
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

The registrant had 95,582,648 shares of common stock outstanding, net of treasury shares, as of April 25, 2012.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare regulations from time to time, our business strategy, our financial plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K");

•	uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with SEC, or in materials incorporated therein by reference;

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

•
the price of our common stock as it affects our willingness and ability to repurchase shares under the program discussed further in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Overview," of this Form 10-Q;

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
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Millions, Except Per Share Data)
Net operating revenues	$538.6	$506.0
Less: Provision for doubtful accounts	(6.3)	(4.8)
Net operating revenues less provision for doubtful accounts	532.3	501.2
Operating expenses:
Salaries and benefits	261.0	244.0
Other operating expenses	73.0	70.9
General and administrative expenses	30.0	26.9
Supplies	26.5	25.8
Depreciation and amortization	19.5	19.5
Occupancy costs	12.5	11.6
Loss on disposal of assets	0.8	0.1
Professional fees—accounting, tax, and legal	3.6	3.8
Total operating expenses	426.9	402.6
Interest expense and amortization of debt discounts and fees	23.3	35.1
Other income	(0.9)	(0.6)
Equity in net income of nonconsolidated affiliates	(3.3)	(2.5)
Income from continuing operations before income tax expense (benefit)	86.3	66.6
Provision for income tax expense (benefit)	29.1	(7.4)
Income from continuing operations	57.2	74.0
(Loss) income from discontinued operations, net of tax	(0.4)	17.5
Net income	56.8	91.5
Less: Net income attributable to noncontrolling interests	(12.6)	(11.7)
Net income attributable to HealthSouth	44.2	79.8
Less: Convertible perpetual preferred stock dividends	(6.4)	(6.5)
Less: Repurchase of convertible perpetual preferred stock	(0.5)	—
Net income attributable to HealthSouth common shareholders	$37.3	$73.3
Weighted average common shares outstanding:
Basic	94.5	93.1
Diluted	108.7	109.0
Earnings per common share:
Basic:
Income from continuing operations attributable to HealthSouth common shareholders	$0.40	$0.60
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.01)	0.19
Net income attributable to HealthSouth common shareholders	$0.39	$0.79
Diluted:
Income from continuing operations attributable to HealthSouth common shareholders	$0.40	$0.57
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.01)	0.16
Net income attributable to HealthSouth common shareholders	$0.39	$0.73
Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$44.6	$62.2
(Loss) income from discontinued operations, net of tax	(0.4)	17.6
Net income attributable to HealthSouth	$44.2	$79.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Millions)
COMPREHENSIVE INCOME
Net income	$56.8	$91.5
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.8	0.7
Reclassifications to net income	—	(0.5)
Other comprehensive income, net of tax	0.8	0.2
Comprehensive income	57.6	91.7
Less: Comprehensive income attributable to noncontrolling interests	(12.6)	(11.7)
Comprehensive income attributable to HealthSouth	$45.0	$80.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$44.3	$30.1
Accounts receivable, net of allowance for doubtful accounts of $22.9 in 2012; $21.4 in 2011	244.0	222.8
Other current assets	142.8	138.1
Total current assets	431.1	391.0
Property and equipment, net	677.2	664.4
Goodwill	421.7	421.7
Intangible assets, net	61.0	57.7
Deferred income tax assets	579.6	608.1
Other long-term assets	124.8	128.3
Total assets	$2,295.4	$2,271.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53.4	$45.4
Accrued expenses and other current liabilities	261.3	267.8
Total current liabilities	314.7	313.2
Long-term debt, net of current portion	1,246.2	1,235.8
Other long-term liabilities	135.4	133.2
	1,696.3	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	363.2	387.4
Shareholders’ equity:
HealthSouth shareholders’ equity	149.4	117.0
Noncontrolling interests	86.5	84.6
Total shareholders’ equity	235.9	201.6
Total liabilities and shareholders’ equity	$2,295.4	$2,271.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Three Months Ended March 31, 2012
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	95.2	$1.0	$2,874.7	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.6
Comprehensive income:
Net income	—	—	—	44.2	—	—	12.6	56.8	$56.8
Other comprehensive income, net of tax	—	—	—	—	0.8	—	—	0.8	0.8
Comprehensive income									$57.6
Issuance of restricted stock	1.0	—	—	—	—	—	—	—
Receipt of treasury stock	(0.7)	—	—	—	—	(11.8)	—	(11.8)
Dividends declared on convertible perpetual preferred stock	—	—	(6.4)	—	—	—	—	(6.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Distributions declared	—	—	—	—	—	—	(9.7)	(9.7)
Other	0.1	—	(0.2)	—	—	(0.3)	(1.0)	(1.5)
Balance at end of period	95.6	$1.0	$2,874.2	$(2,565.5)	$0.6	$(160.9)	$86.5	$235.9

	Three Months Ended March 31, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	—	—	—	79.8	—	—	11.7	91.5	$91.5
Other comprehensive income, net of tax	—	—	—	—	0.2	—	—	0.2	0.2
Comprehensive income									$91.7
Issuance of restricted stock	1.9	—	—	—	—	—	—	—
Receipt of treasury stock	(0.2)	—	—	—	—	(4.3)	—	(4.3)
Dividends declared on convertible perpetual preferred stock	—	—	(6.5)	—	—	—	—	(6.5)
Stock-based compensation	—	—	4.2	—	—	—	—	4.2
Distributions declared	—	—	—	—	—	—	(9.8)	(9.8)
Other	0.1	—	0.3	—	—	(0.1)	(1.0)	(0.8)
Balance at end of period	95.2	$1.0	$2,871.5	$(2,738.6)	$0.7	$(146.2)	$83.9	$72.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Millions)
Cash flows from operating activities:
Net income	$56.8	$91.5
Loss (income) from discontinued operations	0.4	(17.5)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	6.3	4.8
Depreciation and amortization	19.5	19.5
Equity in net income of nonconsolidated affiliates	(3.3)	(2.5)
Distributions from nonconsolidated affiliates	3.3	2.7
Stock-based compensation	6.1	4.2
Deferred tax expense (benefit)	27.0	(5.3)
Other	1.4	1.1
Increase in assets—
Accounts receivable	(27.5)	(18.5)
Other assets	(4.0)	(14.0)
Increase (decrease) in liabilities—
Accounts payable	6.0	2.5
Accrued payroll	(14.3)	1.8
Accrued interest	(5.8)	10.7
Other liabilities	8.7	6.6
Premium on bond issuance	—	4.1
Government, class action, and related settlements	—	(4.3)
Net cash provided by operating activities of discontinued operations	0.4	2.1
Total adjustments	23.8	15.5
Net cash provided by operating activities	81.0	89.5

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(27.2)	(13.0)
Capitalized software costs	(6.9)	(2.0)
Purchase of restricted investments	(0.2)	(7.6)
Net change in restricted cash	1.2	10.1
Net settlements on interest rate swaps	—	(10.9)
Other	0.2	0.3
Net cash used in investing activities of discontinued operations	—	(0.3)
Net cash used in investing activities	(32.9)	(23.4)
Cash flows from financing activities:
Proceeds from bond issuance	—	120.0
Borrowings on revolving credit facility	25.0	40.0
Payments on revolving credit facility	(10.0)	(107.0)
Principal payments under capital lease obligations	(2.8)	(3.7)
Repurchase of convertible perpetual preferred stock	(24.7)	—
Dividends paid on convertible perpetual preferred stock	(6.8)	(6.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(13.1)	(13.7)
Other	(1.5)	(2.6)
Net cash (used in) provided by financing activities	(33.9)	26.5
Increase in cash and cash equivalents	14.2	92.6
Cash and cash equivalents at beginning of period	30.1	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of period	—	0.1
Less: Cash and cash equivalents of facilities in discontinued operations at end of period	—	(0.3)
Cash and cash equivalents at end of period	$44.3	$140.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 23, 2012 (the “2011 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Reclassifications—
Effective January 1, 2012, we adopted Accounting Standards Update 2011-07, Healthcare Entities (Topic 954), "Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Healthcare Entities," which requires certain healthcare entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified to conform to this presentation. Our adoption of this standard had no net impact on our financial position, results of operations, or cash flows.
This standard also requires healthcare entities to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts, as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. See the "Net Operating Revenues" and "Allowance for Doubtful Accounts" sections of this note.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Net Operating Revenues—
During the three months ended March 31, 2012 and 2011, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2012	2011
Medicare	73.5%	71.5%
Medicaid	1.1%	1.7%
Workers’ compensation	1.5%	1.7%
Managed care and other discount plans	19.3%	19.7%
Other third-party payors	1.7%	2.1%
Patients	1.4%	1.1%
Other income	1.5%	2.2%
Total	100.0%	100.0%
We recognize net patient service revenues in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges), less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Our patient accounting system calculates contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other factors that are considered and could further influence the level of our reserves include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors. Payors include federal and state agencies, including Medicare and Medicaid, managed care health plans, commercial insurance companies, employers, and patients.
Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided by each hospital to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
The Centers for Medicare and Medicaid Services ("CMS") has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General (the "HHS-OIG") or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
We provide care to patients who are financially unable to pay for the healthcare services they receive, and because we do not pursue collection of amounts determined to qualify as charity care, such amounts are not recorded as revenues.
Allowance for Doubtful Accounts—
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
The collection of outstanding receivables from Medicare, managed care payors, other third-party payors, and patients is our primary source of cash and is critical to our operating performance. While it is our policy to verify insurance prior to a patient being admitted, there are various exceptions that can occur. Such exceptions include instances where we are (1) unable to obtain verification because the patient's insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid, and it takes several days, weeks, or months before qualification for such benefits is confirmed or denied, and (3) the patient is transferred to our hospital from an acute care hospital without having access to a credit card, cash, or check to pay the applicable patient responsibility amounts (i.e., deductibles and co-payments). Based on our historical collection trends, our primary collection risks relate to patient accounts for which the patient was the primary payor or the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts remain outstanding. Changes in the economy, such as increased unemployment rates or periods of recession, can further exacerbate our ability to collect patient responsibility amounts.
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
We have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or "appeal," most of these denials, and we have historically collected approximately 58% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age and historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by Medicare contractors and their subsequent collection can create volatility in our Provision for doubtful accounts.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Share-Based Payments—
In February 2012, we issued 0.9 million of restricted stock awards to members of our management team and our board of directors. Approximately 0.4 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, we granted 0.2 million stock options to members of our management team. The fair value of these awards and options were determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 16, Share-Based Payments, to the consolidated financial statements accompanying the 2011 Form 10-K.
We use the with-and-without method to determine when we will recognize excess tax benefits from stock-based compensation. Under this method, we recognize these excess tax benefits only after we fully realize the tax benefits of net operating losses. See Note 6, Income Taxes.
Recent Accounting Pronouncements—
In May 2011, the Financial Accounting Standards Board amended its guidance to clarify its intent about the application of existing fair value measurement and disclosure requirements. The primary impact to us resulted from additional disclosure requirements included in the amended guidance, including the requirements to categorize by level of the fair value hierarchy items not measured at fair value in our balance sheet but for which fair value is required to be disclosed. We adopted this guidance as of January 1, 2012. Our adoption of this standard primarily impacted our fair value disclosures related to our long-term debt and had no impact on our financial position, results of operations, or cash flows. See Note 5, Fair Value Measurements.
See also the "Reclassifications" section of this note.
Since the filing of the 2011 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2012 and December 31, 2011, we had $29.0 million of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 14 partially owned subsidiaries, of which 10 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2012	2011
Net operating revenues	$23.0	$20.4
Operating expenses	(14.1)	(13.1)
Income from continuing operations, net of tax	7.5	5.6
Net income	7.5	5.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3.	Convertible Perpetual Preferred Stock
The following is a summary of the activity related to our Convertible perpetual preferred stock during the three months ended March 31, 2012 (in millions, except share data):

	Number of Shares Outstanding	Amount
Balance as of January 1, 2012	400,000	$387.4
Repurchase of preferred stock	(25,000)	(24.2)
Balance as of March 31, 2012	375,000	$363.2
In March 2012, we repurchased 25,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock for total cash consideration of $25.0 million, including fees. No common stock was issued as part of this transaction. The allocation of the purchase price is as follows (in millions):

Carrying value of shares repurchased	$24.2
Cumulative dividends paid as part of purchase price	0.3
Excess paid in transaction	0.5
$25.0
The difference between the fair value of the consideration paid to the holders of the preferred stock, or $25.0 million, and the carrying value of the preferred stock in our balance sheet, or $24.2 million, resulted in a charge of $0.8 million to Capital in excess of par value that was treated like a dividend and subtracted from Net income to arrive at Net income attributable to HealthSouth common shareholders in our condensed consolidated statement of operations for the three months ended March 31, 2012. Of this amount, $0.3 million represents cumulative dividends through the date of the repurchase transaction.
As of March 31, 2012 and December 31, 2011, accrued dividends of $6.1 million and $6.5 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. These accrued dividends were paid in April 2012 and January 2012, respectively.
See Note 11, Convertible Perpetual Preferred Stock, to the financial statements accompanying the 2011 Form 10-K.

4.	Guarantees
Primarily in conjunction with the sale of certain facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, HealthSouth assigned, or remained as a guarantor on, the leases of certain properties to certain purchasers and, as a condition of the lease, agreed to act as a guarantor of the purchaser’s performance on the lease. In addition, HealthSouth guarantees one real estate lease for a joint venture entity which it accounts for using the equity method of accounting. Should the purchaser fail to pay the obligations due on these leases, the lessor would have contractual recourse against us.
As of March 31, 2012, we were secondarily liable for 16 such guarantees. The remaining terms of these guarantees ranged from 3 months to 87 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $22.0 million.
We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser or lessee for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

HealthSouth, the purchasers remain obligated under the terms of the applicable purchase agreements to indemnify HealthSouth for damages incurred under the guarantee obligations, if any. These guarantees are not secured by any assets under the agreements.

5.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$19.4	$—	$19.4	$—	M
Other long-term assets:
Restricted marketable securities	26.7	—	26.7	—	M
As of December 31, 2011
Other current assets:
Current portion of restricted marketable securities	$15.0	$—	$15.0	$—	M
Other long-term assets:
Restricted marketable securities	30.2	—	30.2	—	M
(1)The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.
During the three months ended March 31, 2012 and 2011, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the three months ended March 31, 2011, we recorded an impairment charge of $1.3 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under $500 million revolving credit facility	125.0	125.0	110.0	110.0
Term Loan Facility	96.3	96.3	97.5	97.5
7.25% Senior Notes due 2018	336.7	357.6	336.7	330.0
8.125% Senior Notes due 2020	285.9	320.5	285.8	290.0
7.75% Senior Notes due 2022	311.9	335.6	312.0	301.1
Other bonds payable	1.5	1.5	1.5	1.5
Other notes payable	35.0	35.0	35.3	35.3
Financial commitments:
Letters of credit	—	44.4	—	44.6
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in non-active markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, "Fair Value Measurements," to the consolidated financial statements accompanying the 2011 Form 10-K.

6.	Income Taxes
Our Provision for income tax expense of $29.1 million for the three months ended March 31, 2012 primarily resulted from the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth.
We have significant federal and state net operating loss carryforwards ("NOLs") that expire in various amounts at varying times through 2031. Our utilization of federal NOLs could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any federal NOLs before they expire. However, no such assurances can be provided.
The $606.2 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2012 ($26.6 million included in Other current assets) reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2012, we maintained a valuation allowance of approximately $50.3 million due to uncertainties related to our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our NOLs exclude approximately $8.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value in the period they reduce taxes payable.
Our Provision for income tax benefit of $7.4 million for the three months ended March 31, 2011 included the following: (1) estimated income tax expense of approximately $22 million based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in an income tax benefit of approximately $5 million.
Total remaining gross unrecognized tax benefits were $6.1 million and $6.0 million as of March 31, 2012 and December 31, 2011, respectively, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of March 31, 2012 and December 31, 2011 was $0.1 million.
Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net interest income recorded as part of our income tax provision during the three months ended March 31, 2012 and 2011 was not material. Accrued interest income related to income taxes as of March 31, 2012 and December 31, 2011 was not material.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. We are currently under audit by the IRS for the 2009 and 2010 tax years and by one state for tax years 2008 through 2010.
For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. It is reasonably possible a decrease in our unrecognized tax benefits of approximately $0.5 million will occur within the next 12 months due to the closing of the applicable statutes of limitations.
In addition, we continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our remaining income tax refund claims and other tax benefits, which could include increases to our unrecognized tax benefits, our NOLs, or both. Management believes its current estimates and judgments related to these matters are reasonable. However, depending on the ultimate resolution of these tax matters, actual amounts could differ from management’s estimates, and such differences could be material.

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

	Three Months Ended March 31,
	2012	2011
Basic:
Numerator:
Income from continuing operations	$57.2	$74.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(12.6)	(11.8)
Less: Convertible perpetual preferred stock dividends	(6.4)	(6.5)
Less: Repurchase of convertible perpetual preferred stock	(0.5)	—
Income from continuing operations attributable to HealthSouth common shareholders	37.7	55.7
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.4)	17.6
Net income attributable to HealthSouth common shareholders	$37.3	$73.3
Denominator:
Basic weighted average common shares outstanding	94.5	93.1
Basic earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.40	$0.60
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.01)	0.19
Net income attributable to HealthSouth common shareholders	$0.39	$0.79

Diluted:
Numerator:
Income from continuing operations	$57.2	$74.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(12.6)	(11.8)
Income from continuing operations attributable to HealthSouth common shareholders	44.6	62.2
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.4)	17.6
Net income attributable to HealthSouth common shareholders	$44.2	$79.8
Denominator:
Diluted weighted average common shares outstanding	108.7	109.0
Diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.40	$0.57
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.01)	0.16
Net income attributable to HealthSouth common shareholders	$0.39	$0.73
Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three months ended March 31, 2012 and 2011,

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

the number of potential shares approximated 14.2 million and 15.9 million, respectively. For the three months ended March 31, 2012 and 2011, approximately 12.9 million and 13.1 million of the potential shares, respectively, related to our Convertible perpetual preferred stock. For the three months ended, March 31, 2012, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an anti-dilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three months ended March 31, 2012.
Options to purchase approximately 2.4 million and 1.2 million shares of common stock were outstanding as of March 31, 2012 and 2011, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
See Note 3, Convertible Perpetual Preferred Stock, to these financial statements and Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

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
Derivative Litigation—
All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy and filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint asserted claims on our behalf against, among others, a number of our former officers and directors and Ernst & Young LLP, our former auditor. When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy, our former chairman and chief executive officer, and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Tucker derivative litigation, including a $2.9 billion judgment against Mr. Scrushy, and the related settlements to date are more fully described in “Litigation By and Against Richard M. Scrushy” and “Litigation By and Against Former Independent Auditor” below and in Note 21, Settlements, “UBS Litigation Settlement,” and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Supreme Court upheld the trial court’s decision in its entirety. On April 15, 2011, the Alabama Supreme Court denied Mr. Scrushy's application for a rehearing of its initial decision. On September 2, 2011, we renewed our prior motion for summary judgment on all claims by Mr. Scrushy based on the Alabama Supreme Court's ruling. On March 5, 2012, the court conditionally granted summary judgment in our favor. The conditional summary judgment will become final in June 2012, unless the United States Supreme Court agrees to hear an appeal by Mr. Scrushy before then.
We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs' counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy's current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al. While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. On May 3, 2011, the Circuit Court of Jefferson County entered an order for distribution of amounts collected and liquidated. After reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative shareholder plaintiffs for property maintenance of and fees incurred to locate Mr. Scrushy's assets and after recording a liability for the federal plaintiffs' 25% apportionment of any net recovery from Mr. Scrushy as required in our consolidated securities action settlement, we recorded a $12.3 million net gain in Government, class action, and related settlements in our consolidated statement of operations for the year ended December 31, 2011 in connection with our receipt of cash distributions. For further discussion of our consolidated securities action settlement that previously resolved claims brought against us by former stockholders and bondholders, see Note 21, Settlements, "Securities Litigation Settlement" to the consolidated financial statements accompanying the 2011 Form 10-K. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. In connection with those obligations, during 2011, $5.2 million of the amounts previously collected were distributed to attorneys for the derivative shareholder plaintiffs. We recorded this cash distribution as part of Professional fees—accounting, tax, and legal in our consolidated statement of operations for the year ended December 31, 2011.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement six months after it was executed, and General Medicine then initiated a lawsuit in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook consented to the entry of a final judgment in the Michigan Action in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine in the amount of $376 million, plus interest from the date of the judgment until paid at the rate of 10% per annum (the “Consent Judgment”). We were not a party to the Michigan Action or the settlement negotiated by Meadowbrook.
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
In the Michigan Action, we filed a motion asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On February 25, 2010, the court ruled that no further proceedings were necessary in the Michigan Action. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. On April 10, 2012, a three-judge panel of the Sixth Circuit Court of Appeals reversed the lower court's ruling and reinstated the Consent Judgment. On April 24, 2012, we filed an application for rehearing by all of the judges of the Sixth Circuit Court of Appeals.
Based on the stage of litigation and review of the current facts and circumstances, it is not reasonably possible to estimate with confidence the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case. We intend to vigorously defend ourselves against General Medicine's claims and to vigorously prosecute our counterclaims against General Medicine.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs' counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. One of those named officers removed the case to federal court on March 14, 2012. We filed a motion to remand the case on April 10, 2012. We intend to vigorously defend ourselves in this case. Based on the stage of litigation and review of the current facts and circumstances, it is not reasonably possible to estimate with confidence the amount of loss, if any, or range of possible loss that might result from an adverse judgment or a settlement of this case.
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On May 2, 2011, we filed our brief in the appeal of this verdict with the South Carolina Court of Appeals. The parties have completed their briefing for the appeal, but oral argument has not yet been scheduled. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Other current liabilities in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our consolidated statement of operations for the year ended December 31, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.
Washington Regional Rehabilitation Services, LLC, our partner in a joint venture hospital in Fayetteville, Arkansas, is currently engaged in a dispute with that hospital's landlord, an affiliate of Medical Properties Trust, over whether Washington Regional properly exercised its right to purchase the property under the related lease. This case was originally filed February 4, 2011 in the United States District Court for the Western District of Arkansas and captioned Washington Regional Outreach Services v. MPT of Fayetteville, LLC. With this litigation pending, the lease expired on June 30, 2011. Subsequent to that date, we were joined to the suit as a necessary party. In connection with the dispute, MPT is claiming Washington Regional's exercise of the right to purchase was invalid and the joint venture tenant must vacate the property by May 31, 2012. We and Washington Regional dispute those claims. At this time, we cannot predict the outcome of this litigation. If our and Washington Regional's efforts in the litigation are unsuccessful, we may have to vacate the property and relocate the hospital, which would likely cause a disruption of service, the length of which we cannot estimate at this time. In 2011, this hospital contributed $1.5 million to our operating earnings, as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2011 Form 10-K.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG and CMS relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs.
On June 24, 2011, we received a document subpoena addressed to HealthSouth Hospital of Houston, a long-term acute care hospital ("LTCH") we closed in August 2011, from the Dallas, Texas office of the HHS-OIG. The subpoena is in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requests documents and materials relating to this closed LTCH's patient admissions, length of stay, and discharge matters. We are cooperating fully with the HHS-OIG in connection with this subpoena and are currently unable to predict the timing or outcome of this investigation.
We also face certain financial risks and challenges relating to our 2007 divestiture transactions (see Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2011 Form 10-K) following their closing. These include indemnification obligations or other claims and assessments, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.

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
As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K, the terms of our credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2011 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$6.1	$389.5	$157.0	$(14.0)	$538.6
Less: Provision for doubtful accounts	(0.6)	(4.0)	(1.7)	—	(6.3)
Net operating revenues less provision for doubtful accounts	5.5	385.5	155.3	(14.0)	532.3
Operating expenses:
Salaries and benefits	8.2	181.5	74.7	(3.4)	261.0
Other operating expenses	4.4	52.2	22.9	(6.5)	73.0
General and administrative expenses	30.0	—	—	—	30.0
Supplies	0.1	18.9	7.5	—	26.5
Depreciation and amortization	2.2	13.5	3.8	—	19.5
Occupancy costs	1.3	10.9	4.4	(4.1)	12.5
Loss on disposal of assets	—	0.7	0.1	—	0.8
Professional fees—accounting, tax, and legal	3.6	—	—	—	3.6
Total operating expenses	49.8	277.7	113.4	(14.0)	426.9
Interest expense and amortization of debt discounts and fees	21.1	1.9	0.6	(0.3)	23.3
Other income	(0.5)	—	(0.7)	0.3	(0.9)
Equity in net income of nonconsolidated affiliates	(1.0)	(2.2)	(0.1)	—	(3.3)
Equity in net income of consolidated affiliates	(68.1)	(6.8)	—	74.9	—
Management fees	(24.5)	19.0	5.5	—	—
Income from continuing operations before income tax (benefit) expense	28.7	95.9	36.6	(74.9)	86.3
Provision for income tax (benefit) expense	(15.6)	35.9	8.8	—	29.1
Income from continuing operations	44.3	60.0	27.8	(74.9)	57.2
Loss from discontinued operations, net of tax	(0.1)	(0.3)	—	—	(0.4)
Net Income	44.2	59.7	27.8	(74.9)	56.8
Less: Net income attributable to noncontrolling interests	—	—	(12.6)	—	(12.6)
Net income attributable to HealthSouth	$44.2	$59.7	$15.2	$(74.9)	$44.2
Comprehensive income	$44.2	$59.7	$28.6	$(74.9)	$57.6
Comprehensive income attributable to HealthSouth	$44.2	$59.7	$16.0	$(74.9)	$45.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$6.0	$365.3	$145.8	$(11.1)	$506.0
Less: Provision for doubtful accounts	(0.1)	(3.5)	(1.2)	—	(4.8)
Net operating revenues less provision for doubtful accounts	5.9	361.8	144.6	(11.1)	501.2
Operating expenses:
Salaries and benefits	5.8	171.7	69.8	(3.3)	244.0
Other operating expenses	4.0	50.4	21.8	(5.3)	70.9
General and administrative expenses	26.9	—	—	—	26.9
Supplies	0.1	18.8	6.9	—	25.8
Depreciation and amortization	2.6	12.9	4.0	—	19.5
Occupancy costs	0.9	8.9	4.3	(2.5)	11.6
Loss on disposal of assets	—	—	0.1	—	0.1
Professional fees—accounting, tax, and legal	3.8	—	—	—	3.8
Total operating expenses	44.1	262.7	106.9	(11.1)	402.6
Interest expense and amortization of debt discounts and fees	32.5	2.2	0.7	(0.3)	35.1
Other income	(0.1)	—	(0.8)	0.3	(0.6)
Equity in net income of nonconsolidated affiliates	(0.8)	(1.7)	—	—	(2.5)
Equity in net income of consolidated affiliates	(55.1)	(5.9)	—	61.0	—
Management fees	(24.1)	18.8	5.3	—	—
Income from continuing operations before income tax (benefit) expense	9.4	85.7	32.5	(61.0)	66.6
Provision for income tax (benefit) expense	(54.1)	38.5	8.2	—	(7.4)
Income from continuing operations	63.5	47.2	24.3	(61.0)	74.0
Income (loss) from discontinued operations, net of tax	16.3	1.3	(0.1)	—	17.5
Net Income	79.8	48.5	24.2	(61.0)	91.5
Less: Net income attributable to noncontrolling interests	—	—	(11.7)	—	(11.7)
Net income attributable to HealthSouth	$79.8	$48.5	$12.5	$(61.0)	$79.8
Comprehensive income	$79.8	$48.5	$24.4	$(61.0)	$91.7
Comprehensive income attributable to HealthSouth	$79.8	$48.5	$12.7	$(61.0)	$80.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.2	$1.2	$1.9	$—	$44.3
Accounts receivable, net	2.5	172.0	69.5	—	244.0
Other current assets	70.3	29.1	110.5	(67.1)	142.8
Total current assets	114.0	202.3	181.9	(67.1)	431.1
Property and equipment, net	13.5	510.6	153.1	—	677.2
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	16.2	36.4	8.4	—	61.0
Deferred income tax assets	505.0	27.3	47.0	0.3	579.6
Other long-term assets	62.6	30.7	31.5	—	124.8
Intercompany receivable	1,174.5	640.3	—	(1,814.8)	—
Total assets	$1,885.8	$1,713.7	$577.5	$(1,881.6)	$2,295.4
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10.1	$31.7	$11.6	$—	$53.4
Accrued expenses and other current liabilities	167.9	71.8	88.8	(67.2)	261.3
Total current liabilities	178.0	103.5	100.4	(67.2)	314.7
Long-term debt, net of current portion	1,152.1	70.5	23.6	—	1,246.2
Other long-term liabilities	43.1	11.0	81.3	—	135.4
Intercompany payable	—	—	1,326.0	(1,326.0)	—
	1,373.2	185.0	1,531.3	(1,393.2)	1,696.3
Commitments and contingencies
Convertible perpetual preferred stock	363.2	—	—	—	363.2
Shareholders' equity (deficit) :
HealthSouth shareholders' equity (deficit)	149.4	1,528.7	(1,040.3)	(488.4)	149.4
Noncontrolling interests	—	—	86.5	—	86.5
Total shareholders' equity (deficit)	149.4	1,528.7	(953.8)	(488.4)	235.9
Total liabilities and shareholders' equity (deficit)	$1,885.8	$1,713.7	$577.5	$(1,881.6)	$2,295.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$26.0	$1.3	$2.8	$—	$30.1
Accounts receivable, net	2.4	154.4	66.0	—	222.8
Other current assets	43.4	30.9	67.8	(4.0)	138.1
Total current assets	71.8	186.6	136.6	(4.0)	391.0
Property and equipment, net	13.6	499.3	151.5	—	664.4
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	12.0	37.4	8.3	—	57.7
Deferred income tax assets	533.9	27.3	46.9	—	608.1
Other long-term assets	62.3	30.9	41.3	(6.2)	128.3
Intercompany receivable	1,141.8	606.0	—	(1,747.8)	—
Total assets	$1,835.4	$1,653.6	$540.2	$(1,758.0)	$2,271.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5.1	$28.7	$11.6	$—	$45.4
Accrued expenses and other current liabilities	138.7	66.3	66.8	(4.0)	267.8
Total current liabilities	143.8	95.0	78.4	(4.0)	313.2
Long-term debt, net of current portion	1,144.6	73.2	24.2	(6.2)	1,235.8
Other long-term liabilities	42.6	10.9	79.7	—	133.2
Intercompany payable	—	—	1,305.3	(1,305.3)	—
	1,331.0	179.1	1,487.6	(1,315.5)	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	387.4	—	—	—	387.4
Shareholders' equity (deficit)
HealthSouth shareholders' equity (deficit)	117.0	1,474.5	(1,032.0)	(442.5)	117.0
Noncontrolling interests	—	—	84.6	—	84.6
Total shareholders' equity (deficit)	117.0	1,474.5	(947.4)	(442.5)	201.6
Total liabilities and shareholders' equity (deficit)	$1,835.4	$1,653.6	$540.2	$(1,758.0)	$2,271.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$64.3	$64.8	$19.7	$(67.8)	$81.0
Cash flows from investing activities:
Purchases of property and equipment	(1.1)	(21.6)	(4.5)	—	(27.2)
Capitalized software costs	(6.9)	—	—	—	(6.9)
Purchase of restricted investments	—	—	(0.2)	—	(0.2)
Net change in restricted cash	(0.1)	—	1.3	—	1.2
Other	—	(0.1)	0.3	—	0.2
Net cash used in investing activities	(8.1)	(21.7)	(3.1)	—	(32.9)
Cash flows from financing activities:
Borrowings on revolving credit facility	25.0	—	—	—	25.0
Payments on revolving credit facility	(10.0)	—	—	—	(10.0)
Principal payments under capital lease obligations	—	(2.2)	(0.6)	—	(2.8)
Repurchase of convertible perpetual preferred stock	(24.7)	—	—	—	(24.7)
Dividends paid on convertible perpetual preferred stock	(6.8)	—	—	—	(6.8)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.1)	—	(13.1)
Other	6.1	(0.3)	—	(7.3)	(1.5)
Change in intercompany advances	(30.6)	(40.7)	(3.8)	75.1	—
Net cash used in financing activities	(41.0)	(43.2)	(17.5)	67.8	(33.9)
Increase (decrease) in cash and cash equivalents	15.2	(0.1)	(0.9)	—	14.2
Cash and cash equivalents at beginning of year	26.0	1.3	2.8	—	30.1
Cash and cash equivalents at end of period	$41.2	$1.2	$1.9	$—	$44.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$43.4	$76.7	$31.4	$(62.0)	$89.5
Cash flows from investing activities:
Purchases of property and equipment	(0.8)	(9.1)	(3.1)	—	(13.0)
Capitalized software costs	(2.0)	—	—	—	(2.0)
Purchase of restricted investments	—	—	(7.6)	—	(7.6)
Net change in restricted cash	(0.1)	—	10.2	—	10.1
Net settlements on interest rate swaps	(10.9)	—	—	—	(10.9)
Other	—	—	0.3	—	0.3
Net cash used in investing activities of discontinued operations	—	(0.3)	—	—	(0.3)
Net cash used in investing activities	(13.8)	(9.4)	(0.2)	—	(23.4)
Cash flows from financing activities:
Proceeds from bond issuance	120.0	—	—	—	120.0
Borrowings on revolving credit facility	40.0	—	—	—	40.0
Payments on revolving credit facility	(107.0)	—	—	—	(107.0)
Principal payments under capital lease obligations	(0.6)	(2.5)	(0.6)	—	(3.7)
Dividends paid on convertible perpetual preferred stock	(6.5)	—	—	—	(6.5)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.7)	—	(13.7)
Other	(3.1)	(0.5)	—	1.0	(2.6)
Change in intercompany advances	19.2	(63.6)	(16.6)	61.0	—
Net cash provided by (used in) financing activities	62.0	(66.6)	(30.9)	62.0	26.5
Increase in cash and cash equivalents	91.6	0.7	0.3	—	92.6
Cash and cash equivalents at beginning of period	45.8	0.1	2.4	—	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of period	0.1	—	—	—	0.1
Less: Cash and cash equivalents of facilities in discontinued operations at end of period	—	(0.3)	—	—	(0.3)
Cash and cash equivalents at end of period	$137.5	$0.5	$2.7	$—	$140.7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2011 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). As used in this report, the terms “HealthSouth,” “we,” “our,” “us,” and the “Company” refer to HealthSouth Corporation and its subsidiaries, unless otherwise stated or indicated by context.
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See "Cautionary Statements Regarding Forward-Looking Statements" on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, to the 2011 Form 10-K.

Executive Overview
Our Business
We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis. As of March 31, 2012, we operated 99 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 26 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas.
Our core business is providing inpatient rehabilitative services. We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of revenues, number of hospitals, and patients treated and discharged. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize proven technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
For 2012, our focus will be on providing high-quality, cost-effective care while seeking to invest our strong cash flows from operations in compelling growth opportunities in our core business. We will also consider opportunistic repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). Thus far in 2012, we have:

•	continued development of the following four, publicly announced de novo hospitals;

Location	# of Beds	Construction Start Date	Expected Operational Date
Marion County, Florida (Ocala)	40	Q4 2011	Q4 2012
Littleton, Colorado (South Denver)	40	Q2 2012	Q2 2013
Stuart, Florida (a joint venture with Martin Health Systems)	34	Q2 2012	Q2 2013
Southwest Phoenix, Arizona	40	Expected Q4 2012	Q3 2013

•	completed construction on 39 bed additions in existing hospitals; and

•	repurchased 25,000 shares of our convertible perpetual preferred stock.
In the three months ended March 31, 2012, discharge growth of 6.0% coupled with a 2.2% increase in net patient revenue per discharge generated 8.3% growth in net patient revenue from our hospitals compared to the same period of 2011. Our discharge growth included a 5.0% increase in same-store discharges in the first quarter of 2012 compared to the first quarter of 2011. This revenue growth resulted in a $6.8 million, or 7.6%, increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2011 Form 10-K) in the first quarter of 2012 compared to the same quarter of 2011. Net cash provided by operating activities was $81.0 million for the three months ended March 31, 2012 compared to $89.5 million for the same period of 2011. This decrease in cash flows from operating activities resulted primarily from anticipated increases in working capital requirements. See the "Results of Operations" and "Liquidity and Capital Resources—Sources and Uses of Cash" sections of this Item.
We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages, and we believe this demographic factor aligns with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. We also believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or acquiring new hospitals. For additional discussion of our strategy and business outlook, see the “Business Outlook” section below.
Reclassifications
As of January 1, 2012, we reclassified our Provision for doubtful accounts from operating expenses to a component of Net operating revenues for all periods presented. See Note 1, Basis of Presentation, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Litigation By and Against Former Independent Auditor
As discussed in Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association require that all aspects of the arbitration remain confidential. Since the beginning of the arbitration in July 2010 and through March 31, 2012, there have been approximately 24 weeks of hearings, generally in four-day blocks of time. Going forward, the arbitrators have scheduled approximately five additional weeks through July 2012, and have tentatively scheduled three weeks in the last quarter of 2012. We can provide no assurances as to the timing of the conclusion of the arbitration. However, we remain confident in our claims and are committed to aggressively and diligently pursuing them to conclusion.
Stock Repurchase Authorization
In October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility. There has been no activity under the Company's common stock repurchase authorization since its inception.
Our board of directors also granted discretion to management to opportunistically repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwest, N.A., as warrant agent, and up to $125 million of our convertible perpetual preferred stock. Likewise, this authority does not require the purchase of a specific number of warrants or shares, has an indefinite term, and is subject to termination by our board of directors. See Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information regarding these warrants. As discussed in Note 3, Convertible Perpetual Preferred Stock, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we repurchased 25,000 shares of our preferred stock for $25.0 million during March 2012.

Key Challenges
As we continue to execute our business plan, the following are some of the challenges we face:

•
Reduced Medicare Reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers effective upon executive order of the President in January 2013. We currently estimate this automatic reduction, known as "sequestration," will result in a net decrease in our Net operating revenues of approximately $32 million annually beginning in 2013. There also continue to be a number of efforts in both the United States Senate and the House of Representatives to address the federal spending deficit by, at least in part, reducing Medicare spending. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries' access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe the steps we have taken to reduce our debt and corresponding debt service obligations coupled with our efficient cost structure should allow us to adjust to or mitigate any potential initiative or payment reductions more easily than many other inpatient rehabilitation providers.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). The 2010 Healthcare Reform Laws remain subject to continuing legal and legislative scrutiny, and many aspects of their implementation are still uncertain or subject to judicial challenge. We cannot predict the outcome of any litigation or legislation related to the 2010 Healthcare Reform Laws, but we have been, and will continue to be, actively engaged in the legislative process to attempt to ensure any healthcare laws adopted or amended promote our goal of high-quality, cost-effective care. In March 2012, the Supreme Court of the United States heard arguments on several challenges to the constitutionality of various provisions of the 2010 Healthcare Reform Laws. We cannot predict the ultimate outcome of the Supreme Court ruling or the effects of any ruling on those provisions of the 2010 Healthcare Reforms Laws not directly being challenged.

Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, including annual productivity adjustment reductions; (2) implementing pilot studies to assess the potential benefits of combining, or “bundling,” reimbursement for a Medicare beneficiary's episode of care; (3) implementing a voluntary program for accountable care organizations; (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans.
Most notably for us are the reductions in our annual market basket updates. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services ("CMS") makes annual adjustments to Medicare reimbursement rates by what is commonly known as a market basket update. The reductions in our annual market basket updates began on April 1, 2010 and continue through 2019. The reduction in effect from October 1, 2011 through September 30, 2012 is 0.1%.
In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require the market basket update to be reduced further by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 is a decrease to the market basket update of 1.0%. CMS currently estimates the adjustment effective October 1, 2012 will be a decrease to the market basket update of approximately 0.9%. However, we can provide no assurances to the accuracy of this estimate.
On July 29, 2011, CMS released its notice of final rulemaking for fiscal year 2012 (the “2012 Rule”) for inpatient rehabilitation facilities under the prospective payment system (“IRF-PPS”). The 2012 Rule is effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule include a 2.9% market basket update that has been reduced by 0.1% to 2.8% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule's release, incorporates other adjustments included in this rule, and the productivity adjustment discussed above, we believe the 2012 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% effective October 1, 2011.
The 2010 Healthcare Reform Laws and their impact or potential future impact to us are discussed in more detail in Item 1, Business, "Healthcare Reform," and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Overview," to the 2011 Form 10-K.
Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

•
Maintaining Strong Volume Growth. As discussed above, the majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally non-discretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty, patients may choose to forgo discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. Because approximately 94% of our patients are referred to us by acute care hospitals, if these patients continue to forgo procedures and acute care providers report soft volumes, it may be more challenging for us to maintain our recent volume growth rates.

•
Recruiting and Retaining High-Quality Personnel. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, other healthcare professionals, and our management. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have maintained a comprehensive compensation and benefits package to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

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
Recruiting and retaining qualified personnel for our hospitals will remain a high priority for us. See also Item 1A, Risk Factors, to the 2011 Form 10-K.

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

Reimbursement for our inpatient rehabilitation services is discussed above and in Item 1, Business, “Sources of Revenues,” to the 2011 Form 10-K.
Our outpatient services are primarily reimbursed under Medicare's physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, under the CMS notice of final rulemaking for the physician fee schedule for calendar year 2012, released on November 1, 2011, a statutory reduction of 27.4% would have been implemented. However, Congress passed on

December 23, 2011, and President Obama signed into law, an extension of the current Medicare physician fee schedule payment rates from January 1, 2012 through February 29, 2012, and again in February 2012, they acted to extend the current Medicare physician reimbursement rates through December 31, 2012, further postponing the statutory reduction. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2013, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 27%. We currently estimate that a 27% reduction, before taking into account our efforts to mitigate these changes, would result in a net decrease in our Net operating revenues of approximately $8 million annually and may lead to our closure of additional outpatient satellite clinics. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.
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
See also Item 1, Business, “Sources of Revenue” and “Regulation,” and Item 1A, Risk Factors, to the 2011 Form 10-K.
Business Outlook
Healthcare has always been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who can provide high-quality, cost-effective care and have the capabilities to adapt to changes in the regulatory environment. Given the range of possible outcomes from the deficit reduction initiatives being discussed in Washington and the judicial and legislative challenges to the 2010 Healthcare Reform Laws, we believe this is true now more than ever. We also believe HealthSouth has the necessary attributes — dedicated, skilled employees, balance sheet strength, infrastructure, scale, and management — to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.
While we do not anticipate any significant change to the long-term demand for inpatient rehabilitative care or our ability to provide this care on a high-quality, cost-effective basis, we do expect continued uncertainty surrounding the potential for future changes to the Medicare program. Despite this uncertainty, we will continue to maintain our focus on providing high-quality care while seeking incremental efficiencies in our cost structure. Our growth strategy in 2012 will again focus on organic growth and development activities, and we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in these growth opportunities. We will also consider opportunistic repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment).
We also will remain committed to our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. In addition to our efforts to increase the number of CRRNs in our hospitals, as discussed earlier, we also encourage our hospitals to participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by demonstrating compliance with national standards, demonstrating the effective use of evidence-based clinical practice guidelines to manage and optimize patient care, and demonstrating an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 69 of our hospitals hold one or more disease-specific certifications.
While we acknowledge there is a high degree of uncertainty in the healthcare industry, the fundamentals of our business remain strong. As the nation's largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We are in a healthcare sector with favorable demographics. Most of the patients we treat are over the age of 65 and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally non-discretionary in nature. As the baby boomers age, this segment of the population will grow. In our markets, we have estimated the demand for inpatient rehabilitative care is growing at an average of 2.0% to 2.6% per year. Not only are we in a growing sector of healthcare, we are the industry leader in that sector. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently gain market share, realize better outcomes than our competitors, and achieve these results at significantly lower costs. This investment has continued in 2012 as we began the company-wide roll-out of our new electronic clinical information system.
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

Results of Operations
During the three months ended March 31, 2012 and 2011, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2012	2011
Medicare	73.5%	71.5%
Medicaid	1.1%	1.7%
Workers’ compensation	1.5%	1.7%
Managed care and other discount plans	19.3%	19.7%
Other third-party payors	1.7%	2.1%
Patients	1.4%	1.1%
Other income	1.5%	2.2%
Total	100.0%	100.0%
Our payor mix is weighted heavily towards Medicare. Our hospitals receive Medicare reimbursements under IRF-PPS. Under IRF-PPS, our hospitals receive fixed payment amounts per discharge based on certain rehabilitation impairment categories established by HHS. Under IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, low-cost providers. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business, of the 2011 Form 10-K.
Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.

For the three months ended March 31, 2012 and 2011, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2012	2011	2012 vs. 2011
	(In Millions)
Net operating revenues	$538.6	$506.0	6.4%
Less: Provision for doubtful accounts	(6.3)	(4.8)	31.3%
Net operating revenues less provision for doubtful accounts	532.3	501.2	6.2%
Operating expenses:
Salaries and benefits	261.0	244.0	7.0%
Other operating expenses	73.0	70.9	3.0%
General and administrative expenses	30.0	26.9	11.5%
Supplies	26.5	25.8	2.7%
Depreciation and amortization	19.5	19.5	—%
Occupancy costs	12.5	11.6	7.8%
Loss on disposal of assets	0.8	0.1	700.0%
Professional fees—accounting, tax, and legal	3.6	3.8	(5.3)%
Total operating expenses	426.9	402.6	6.0%
Interest expense and amortization of debt discounts and fees	23.3	35.1	(33.6)%
Other income	(0.9)	(0.6)	50.0%
Equity in net income of nonconsolidated affiliates	(3.3)	(2.5)	32.0%
Income from continuing operations before income tax expense (benefit)	86.3	66.6	29.6%
Provision for income tax expense (benefit)	29.1	(7.4)	(493.2)%
Income from continuing operations	57.2	74.0	(22.7)%
(Loss) income from discontinued operations, net of tax	(0.4)	17.5	(102.3)%
Net income	56.8	91.5	(37.9)%
Less: Net income attributable to noncontrolling interests	(12.6)	(11.7)	7.7%
Net income attributable to HealthSouth	$44.2	$79.8	(44.6)%
Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2012	2011
Provision for doubtful accounts	1.2%	0.9%
Operating expenses:
Salaries and benefits	48.5%	48.2%
Other operating expenses	13.6%	14.0%
General and administrative expenses	5.6%	5.3%
Supplies	4.9%	5.1%
Depreciation and amortization	3.6%	3.9%
Occupancy costs	2.3%	2.3%
Loss on disposal of assets	0.1%	—%
Professional fees—accounting, tax, and legal	0.7%	0.8%
Total operating expenses	79.3%	79.6%

Additional information regarding our operating results for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(In Millions)
Net patient revenue—inpatient	$500.6	$462.1
Net patient revenue—outpatient and other revenues	38.0	43.9
Net operating revenues	$538.6	$506.0
	(Actual Amounts)
Discharges	30,871	29,127
Outpatient visits	231,243	236,761
Average length of stay	13.5	13.8
Occupancy %	70.7%	70.2%
# of licensed beds	6,500	6,350
Full-time equivalents*	15,271	15,045
Employees per occupied bed	3.34	3.39

*
Excludes 394 and 397 full-time equivalents for the three months ended March 31, 2012 and 2011, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.5% and 2.2% of consolidated Net operating revenues for the three months ended March 31, 2012 and 2011, respectively. See below for discussion of state provider taxes included in other revenues during the three months ended March 31, 2012 and 2011.
Net patient revenue from our hospitals was 8.3% higher for the three months ended March 31, 2012 than the three months ended March 31, 2011. This increase was attributable to a 6.0% increase in patient discharges and a 2.2% increase in net patient revenue per discharge. Discharge growth included a 5.0% increase in same-store discharges. Discharge growth was enhanced during the three months ended March 31, 2012 compared to the same period of 2011 by the additional day in February due to leap year. Net patient revenue per discharge increased primarily due to pricing adjustments from Medicare and managed care payors, a higher percentage of neurological cases which increased the average acuity for the patients we served, and a higher percentage of Medicare patients (as shown in the above payor mix table). As discussed above, we received a Medicare market basket update of 2.9% under the 2012 Rule effective October 1, 2011. However, this market basket update was reduced by 1.1% to 1.8% under the requirements of the 2010 Healthcare Reform Laws.
Outpatient and other revenues include the receipt of state provider taxes. A number of states in which we operate hospitals assess a provider tax to certain healthcare providers. Those tax revenues at the state level are generally matched by federal funds. In order to induce healthcare providers to serve low income patients, many states redistribute a substantial portion of these funds back to the various providers. These redistributions are based on different metrics than those used to assess the tax, and are thus in different amounts and proportions than the initial tax assessment. As a result, some providers receive a net benefit while others experience a net expense. See the discussion of Other operating expenses below for information on state provider tax expenses.
While state provider taxes are a regular component of our operating results, during 2011, a new provider tax was implemented in Pennsylvania where we operate nine inpatient hospitals. The Pennsylvania provider tax program contributed $5.1 million to outpatient and other revenues during the three months ended March 31, 2011. Approximately $3.4 million of this amount from Pennsylvania related to the period from July 1, 2010 through December 31, 2010 which was recorded in the first quarter of 2011 when we were notified by Pennsylvania of the specific provider tax refund to be issued to us after Pennsylvania had received approval from CMS on its amended state plan relative to these taxes. Outpatient and other revenues for the three months ended March 31, 2012 include $1.7 million of Pennsylvania provider taxes.
Excluding the state provider tax refunds discussed above, outpatient and other revenues decreased during the first quarter of 2012 compared to the first quarter of 2011 due to the decrease in outpatient volumes, the closure of outpatient satellite clinics in prior periods, and a reduction in home health pricing related to the 2012 Medicare home health rule. The decrease in outpatient volumes was slightly offset by an increase in the number of home health visits included in these volume metrics.
Provision for Doubtful Accounts
As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 58% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers the age and historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Therefore, as we experience increases or decreases in these denials, or if our actual collections of these denials differs from our estimated collections, we may experience volatility in our Provision for doubtful accounts. See also Item 1, Business, "Sources of Revenues—Medicare Reimbursement," to the 2011 Form 10-K.
The change in the Provision for doubtful accounts as a percent of Net operating revenues in the three months ended March 31, 2012 compared to the same period of 2011 was primarily the result of an increase in Medicare claim denials.
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
Salaries and benefits increased in the three months ended March 31, 2012 compared to the same period of 2011 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2011 development activities, an approximate 2% merit increase provided to employees on October 1, 2011, and a change in the skills mix of employees at our hospitals. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more registered nurses and CRRNs, which increases our average cost per full-time equivalent, and fewer licensed practical nurses.
Salaries and benefits as a percent of Net operating revenues increased in the first quarter of 2012 compared to the first quarter of 2011 due primarily to the inclusion of $3.4 million of Pennsylvania state provider tax revenue in our revenue base in the first quarter of 2011, the ramp up of operations at two new hospitals that opened in the fourth quarter of 2011, the higher skills mix of our employees in the first quarter of 2012 compared to the same period of 2011, merit increases provided to employees on October 1, 2011, and a $0.9 million increase in salary costs related to the implementation of our electronic clinical information system in the first quarter of 2012 compared to the first quarter of 2011. These items were offset by improved labor productivity, as shown in our EPOB metric above.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.

Other operating expenses increased during the three months ended March 31, 2012 compared to the same period of 2011 primarily as a result of increased patient volumes. As a percent of Net operating revenues, Other operating expenses decreased during the three months ended March 31, 2012 compared to the same period of 2011 due primarily to our increasing revenue base.
Other operating expenses in the three months ended March 31, 2012 and 2011 included $1.3 million and $3.2 million, respectively, of expenses associated with Pennsylvania state provider taxes, as discussed above. Other operating expenses associated with the implementation of our electronic clinical information system were $0.7 million higher in the three months ended March 31, 2012 compared to the same period of 2011.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.
The increase in General and administrative expenses during the three months ended March 31, 2012 compared to the same period of 2011 primarily resulted from increased expenses associated with stock-based compensation. Our restricted stock awards contain vesting requirements that include a service condition, market condition, performance condition, or a combination thereof. Due to the Company's recent operating performance, our non-cash expenses associated with these awards increased quarter over quarter.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense increased in the three months ended March 31, 2012 compared to the same period of 2011 as a direct result of our increased volumes in 2012, including new hospitals. Supplies expense decreased as a percent of Net operating revenues in the first quarter of 2012 compared to the first quarter of 2011 due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.
Depreciation and Amortization
Depreciation and amortization was flat during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. While our capital expenditures increased during the latter half of 2011 and the first quarter of 2012, the majority of these expenditures relate to land and construction in progress for our de novo hospitals and capitalized software costs associated with the implementation of an electronic clinical information system at our hospitals. Depreciation on these assets, excluding land which is non-depreciable, does not begin until the applicable assets are placed in service. Therefore, while we expect depreciation and amortization to increase going forward, we did not experience an increase in these charges during the first quarter of 2012.
Occupancy Costs
Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs did not change significantly during the periods presented.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three months ended March 31, 2012 and 2011 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These expenses for the three months ended March 31, 2012 also included legal and consulting fees for the pursuit of our remaining income tax refund claims and other tax benefits. See Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K and Note 6, Income Taxes, and Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three months ended March 31, 2012 compared to the same period of 2011 was due to a decrease in our average borrowings outstanding and a decrease in our average interest rate. During 2011, we reduced total debt by approximately $257 million, including the redemption of our 10.75% Senior Notes due 2016. Our average interest rate was 7.1% and 8.9% during the three months ended March 31, 2012 and 2011, respectively. Our average interest rate decreased as a result of the redemption of the 10.75% Senior Notes due 2016 during 2011, which was our most expensive debt, as well as the amendment to our credit agreement in May 2011 which reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on our revolving credit facility. In addition, pricing on our term loan and revolving credit facility declined an additional 25 basis points in the third quarter of 2011 in conformity with our credit agreement's leverage grid.
For additional information regarding debt and related interest expense, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.
Income from Continuing Operations Before Income Tax Expense (Benefit)
The increase in our Income from continuing operations before income tax expense (benefit) during the three months ended March 31, 2012 compared to the same period of 2011 resulted from increased Net operating revenues, improved operating leverage and labor productivity, and a decrease in interest expense.
Provision for Income Tax Expense (Benefit)
Due to our federal and state net operating loss carryforwards ("NOLs"), we currently estimate our cash income tax expense to be approximately $7 million to $10 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended March 31, 2012 and 2011, cash income tax expense was $2.1 million and $2.6 million, respectively.
Our Provision for income tax expense of $29.1 million for the three months ended March 31, 2012 primarily resulted from the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth.
Our Provision for income tax benefit of $7.4 million for the three months ended March 31, 2011 included the following: (1) estimated income tax expense of approximately $22 million based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in an income tax benefit of approximately $5 million.
In certain state jurisdictions, we do not expect to generate sufficient income to use all of the available NOLs prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdiction, or if the timing of future tax deductions differs from our expectations.
In addition, we continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our remaining income tax refund claims and other tax benefits, which could include increases to our unrecognized tax benefits, our NOLs, or both. Management believes its current estimates and judgments related to these matters are reasonable. However, depending on the ultimate resolution of these tax matters, actual amounts could differ from management’s estimates, and such differences could be material.
See Note 6, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 19, Income Taxes, to the consolidated financial statements accompanying the 2011 Form 10-K.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Net operating revenues	$0.7	$57.0
Less: Provision for doubtful accounts	—	(0.6)
Net operating revenues less provision for doubtful accounts	0.7	56.4
Costs and expenses	1.4	27.6
Impairments	—	1.3
(Loss) income from discontinued operations	(0.7)	27.5
Income tax benefit (expense)	0.3	(10.0)
(Loss) income from discontinued operations, net of tax	$(0.4)	$17.5
Our results of discontinued operations primarily included the operations of the following hospitals: five of our long-term acute care hospitals ("LTCHs") (sold in August 2011); HealthSouth Hospital of Houston (an LTCH closed in August 2011); and the Dallas Medical Center (closed in October 2008). The decreases in net operating revenues and costs and expenses in the periods presented were due primarily to the performance and eventual sale or closure of these facilities.
In addition, and as discussed in Note 21, Settlements, to the consolidated financial statements accompanying the 2011 Form 10-K, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the three months ended March 31, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.
During the three months ended March 31, 2011, we recorded an impairment charge of $1.3 million related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included an offer we received from a third party to acquire the assets and third-party appraisals.
Income tax expense recorded as part of our results of discontinued operations during the three months ended March 31, 2011 primarily related to the Delaware Settlement.
See Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information.

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
Over the past few years, we have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2016. Our balance sheet is strong, our leverage ratio is within our target range, we have ample liquidity, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash.
Current Liquidity
As of March 31, 2012, we had $44.3 million in Cash and cash equivalents. This amount excludes $34.1 million in Restricted cash and $46.1 million of restricted marketable securities ($19.4 million included in Other current assets and $26.7 million included in Other long-term assets in our condensed consolidated balance sheet as of March 31, 2012). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2011 Form 10-K.
In addition to Cash and cash equivalents, as of March 31, 2012, we had approximately $331 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2012, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.
As discussed above in the “Executive Overview” section of this Item, and despite the regulatory uncertainty currently facing healthcare providers, we anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We will also consider opportunistic repurchases of our preferred and common stock and common stock dividends.
As of March 31, 2012, we have scheduled principal payments of $14.5 million and $18.1 million in the remainder of 2012 and 2013, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K). We do not face near-term refinancing risk, as the majority of amounts outstanding under our credit agreement do not mature until 2016, and the majority of our bonds are not due until 2018 and beyond.
See Item 1A, Risk Factors, of the 2011 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
As noted above, our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility. The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$81.0	$89.5
Net cash used in investing activities	(32.9)	(23.4)
Net cash (used in) provided by financing activities	(33.9)	26.5
Increase in cash and cash equivalents	$14.2	$92.6
Operating activities. Anticipated increases in working capital caused Net cash provided by operating activities to decrease during the three months ended March 31, 2012 compared to the same period of 2011. Specifically, the timing of interest payments on long-term debt and an increase in payroll liabilities primarily related to the vesting of one of the tranches of our long-term equity incentive plan (the "LTIP") during the first quarter of 2012 caused the decrease. The shares awarded in 2009 under the LTIP were earned at a high level based on our strong operating performance in 2009 and 2010. Those earned shares vested in the first quarter of 2012. As restricted shares vest, we offer our employees the option to have shares withheld to cover the related payroll tax. When employees choose this option, which most do, we retain the shares, but we must remit cash to the IRS to cover the payroll taxes.
Investing activities. The increase in Cash flows used in investing activities resulted from increased capital expenditures, including capitalized software costs, in the first quarter of 2012 compared to the first quarter of 2011 offset by the purchase of restricted investments during the first quarter of 2011. The increase in our capital expenditures in the first quarter of 2012 compared to the first quarter of 2011 primarily resulted from our de novo development activities, including land purchases, and implementation of our electronic clinical information system.

Financing activities. The increase in Cash flows used in financing activities resulted from a reduction in net debt borrowings during the first quarter of 2012 compared to the first quarter of 2011 and the repurchase of 25,000 shares of our convertible perpetual preferred stock in March 2012. Cash flows provided by financing activities during the three months ended March 31, 2011 included proceeds from our bond offering in March 2011.
Funding Commitments
We have scheduled principal payments of $14.5 million and $18.1 million in the remainder of 2012 and 2013, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.
Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2012, we made capital expenditures of $34.1 million for property and equipment and capitalized software. During 2012, we expect to spend approximately $145 million to $180 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $70 million to $95 million of this budgeted amount is considered discretionary.
As discussed earlier in this report, we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in growth opportunities and continue to invest in our core business. We will also consider opportunistic repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, of the 2011 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K. These covenants are material terms of the credit agreement. Non‑compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or non-recurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) costs and expenses related to refinancing transactions, (3) any losses from discontinued operations and closed locations, (4) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard M. Scrushy discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K and Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (5) share-based compensation expense. We also subtract from consolidated Net income all unusual or non-recurring items to the extent increasing consolidated Net income.
Under the credit agreement, the Adjusted EBITDA calculation does not include adjustments for the following items: (1) net income attributable to noncontrolling interests, (2) gain or loss on disposal of assets, (3) professional fees unrelated to the stockholder derivative litigation, and (4) unusual or non-recurring cash expenditures in excess of $10 million. These items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.

Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K.
Our Adjusted EBITDA for the three months ended March 31, 2012 and 2011 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2012	2011
Net income	$56.8	$91.5
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	0.4	(17.6)
Provision for income tax expense (benefit)	29.1	(7.4)
Interest expense and amortization of debt discounts and fees	23.3	35.1
Professional fees—accounting, tax, and legal	3.6	3.8
Net noncash loss on disposal of assets	0.8	0.1
Depreciation and amortization	19.5	19.5
Stock-based compensation expense	6.1	4.2
Net income attributable to noncontrolling interests	(12.6)	(11.7)
Adjusted EBITDA	$127.0	$117.5
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$81.0	$89.5
Provision for doubtful accounts	(6.3)	(4.8)
Professional fees—accounting, tax, and legal	3.6	3.8
Interest expense and amortization of debt discounts and fees	23.3	35.1
Equity in net income of nonconsolidated affiliates	3.3	2.5
Net income attributable to noncontrolling interests in continuing operations	(12.6)	(11.8)
Amortization of debt discounts and fees	(0.9)	(1.2)
Distributions from nonconsolidated affiliates	(3.3)	(2.7)
Current portion of income tax expense (benefit)	2.1	(2.1)
Change in assets and liabilities	36.9	10.9
Premium received on bond issuance	—	(4.1)
Change in government, class action, and related settlements	—	4.3
Net cash provided by operating activities of discontinued operations	(0.4)	(2.1)
Other	0.3	0.2
Adjusted EBITDA	$127.0	$117.5
The increase in Adjusted EBITDA was due primarily to the increase in Net operating revenues discussed above, as well as improved operating leverage and labor productivity. Adjusted EBITDA for the three months ended March 31, 2011 benefited by approximately $1.5 million of net Pennsylvania state provider taxes, as discussed above.

Off-Balance Sheet Arrangements
Other than the guarantees discussed below and in Note 4, Guarantees, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, there have been no material changes to the off-balance sheet arrangements described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2011 Form 10-K.
We are secondarily liable for certain lease obligations associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, and one joint venture entity which we account for using the equity method of accounting. As of March 31, 2012, we were secondarily liable for 16 such guarantees. The remaining terms of these guarantees range from 3 months to 87 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $22.0 million.
We have not recorded a liability for these guarantees, as we do not believe it is probable we will have to perform under these agreements. If we are required to perform under these guarantees, we could potentially have recourse against the purchaser or lessee for recovery of any amounts paid. In addition, the purchasers of our surgery centers, outpatient, and diagnostic divisions have agreed to seek releases from the lessors in favor of HealthSouth with respect to the guarantee obligations associated with these divestitures. To the extent the purchasers of these divisions are unable to obtain releases for HealthSouth, the purchasers remain obligated under the terms of the applicable purchase agreements to indemnify HealthSouth for damages incurred under the guarantee obligations, if any.

Critical Accounting Policies
Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies,” to the 2011 Form 10-K.
Since the filing of the 2011 Form 10-K, there have been no material changes to our critical accounting policies except as described below for stock-based compensation.
We recognize windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's exercise of stock options or vesting of restricted stock units exceeds the deferred tax asset, if any, associated with the award we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the "with-and-without" method. Under this method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits, including our NOLs. The with-and-without method results in the windfall from stock-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to stock-based compensation will not be considered realized in instances where our NOLs (that are unrelated to windfalls) are sufficient to offset the current year's taxable income before considering the effects of current-year windfalls. See Note 6, Income Taxes, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2012 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 8, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2011 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview – Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2012	633,697	$17.72	—	$125,000,000
February 1 through February 29, 2012	28,254	21.02	—	125,000,000
March 1 through March 31, 2012	3,300	20.48	—	125,000,000
Total	665,251	17.87	—

(1)	Shares in this column were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

(2)	On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. During the three months ended March 31, 2012, there were no repurchases of our common stock. For further discussion of this repurchase authorization and our authorization to repurchase convertible preferred stock and warrants, see the “Executive Overview – Stock Repurchase Authorization” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH Corporation

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 1, 2012

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document