Form 10-Q
period 2012-06-30
HEALTHSOUTH CORP
filed 2012-07-27
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

The registrant had 95,661,302 shares of common stock outstanding, net of treasury shares, as of July 23, 2012.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions, Except Per Share Data)
Net operating revenues	$533.4	$505.1	$1,072.0	$1,011.1
Less: Provision for doubtful accounts	(6.5)	(5.0)	(12.8)	(9.8)
Net operating revenues less provision for doubtful accounts	526.9	500.1	1,059.2	1,001.3
Operating expenses:
Salaries and benefits	257.4	241.6	518.4	485.6
Other operating expenses	74.4	75.4	147.4	146.3
General and administrative expenses	28.0	27.4	58.0	54.3
Supplies	25.9	26.2	52.4	52.0
Depreciation and amortization	20.0	19.6	39.5	39.1
Occupancy costs	12.3	12.1	24.8	23.7
Loss on disposal of assets	0.6	1.0	1.4	1.1
Government, class action, and related settlements	—	(10.6)	—	(10.6)
Professional fees—accounting, tax, and legal	5.5	8.4	9.1	12.2
Total operating expenses	424.1	401.1	851.0	803.7
Loss on early extinguishment of debt	—	26.1	—	26.1
Interest expense and amortization of debt discounts and fees	23.0	34.9	46.3	70.0
Other income	(0.4)	(0.7)	(1.3)	(1.3)
Equity in net income of nonconsolidated affiliates	(3.1)	(3.2)	(6.4)	(5.7)
Income from continuing operations before income tax expense	83.3	41.9	169.6	108.5
Provision for income tax expense	26.9	11.2	56.0	3.8
Income from continuing operations	56.4	30.7	113.6	104.7
Income from discontinued operations, net of tax	3.5	1.6	3.1	19.1
Net income	59.9	32.3	116.7	123.8
Less: Net income attributable to noncontrolling interests	(13.2)	(10.4)	(25.8)	(22.1)
Net income attributable to HealthSouth	46.7	21.9	90.9	101.7
Less: Convertible perpetual preferred stock dividends	(6.0)	(6.5)	(12.4)	(13.0)
Less: Repurchase of convertible perpetual preferred stock	(0.3)	—	(0.8)	—
Net income attributable to HealthSouth common shareholders	$40.4	$15.4	$77.7	$88.7
Weighted average common shares outstanding:
Basic	94.6	93.3	94.5	93.2
Diluted	108.0	109.5	108.3	109.3
Basic and diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.39	$0.14	$0.79	$0.74
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.04	0.03	0.03	0.21
Net income attributable to HealthSouth common shareholders	$0.43	$0.17	$0.82	$0.95
Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$43.2	$19.4	$87.8	$81.6
Income from discontinued operations, net of tax	3.5	2.5	3.1	20.1
Net income attributable to HealthSouth	$46.7	$21.9	$90.9	$101.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Millions)
COMPREHENSIVE INCOME
Net income	$59.9	$32.3	$116.7	$123.8
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.2	0.2	1.0	0.9
Reclassifications to net income	—	—	—	(0.5)
Other comprehensive income, net of tax	0.2	0.2	1.0	0.4
Comprehensive income	60.1	32.5	117.7	124.2
Less: Comprehensive income attributable to noncontrolling interests	(13.2)	(10.4)	(25.8)	(22.1)
Comprehensive income attributable to HealthSouth	$46.9	$22.1	$91.9	$102.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.1	$30.1
Accounts receivable, net of allowance for doubtful accounts of $24.6 in 2012; $21.4 in 2011	245.7	222.8
Other current assets	137.7	138.1
Total current assets	424.5	391.0
Property and equipment, net	718.9	664.4
Goodwill	421.7	421.7
Intangible assets, net	69.0	57.7
Deferred income tax assets	552.8	608.1
Other long-term assets	128.8	128.3
Total assets	$2,315.7	$2,271.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59.6	$45.4
Accrued expenses and other current liabilities	265.0	267.8
Total current liabilities	324.6	313.2
Long-term debt, net of current portion	1,219.4	1,235.8
Other long-term liabilities	135.8	133.2
	1,679.8	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	342.2	387.4
Shareholders’ equity:
HealthSouth shareholders’ equity	195.8	117.0
Noncontrolling interests	97.9	84.6
Total shareholders’ equity	293.7	201.6
Total liabilities and shareholders’ equity	$2,315.7	$2,271.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Six Months Ended June 30, 2012
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	95.2	$1.0	$2,874.7	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.6
Comprehensive income:
Net income	—	—	—	90.9	—	—	25.8	116.7	$116.7
Other comprehensive income, net of tax	—	—	—	—	1.0	—	—	1.0	1.0
Comprehensive income									$117.7
Receipt of treasury stock	(0.7)	—	—	—	—	(11.9)	—	(11.9)
Dividends declared on convertible perpetual preferred stock	—	—	(12.4)	—	—	—	—	(12.4)
Stock-based compensation	—	—	12.0	—	—	—	—	12.0
Distributions declared	—	—	—	—	—	—	(20.5)	(20.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	9.8	9.8
Other	1.2	—	0.9	—	—	(1.7)	(1.8)	(2.6)
Balance at end of period	95.7	$1.0	$2,875.2	$(2,518.8)	$0.8	$(162.4)	$97.9	$293.7

	Six Months Ended June 30, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	—	—	—	101.7	—	—	22.1	123.8	$123.8
Other comprehensive income, net of tax	—	—	—	—	0.4	—	—	0.4	0.4
Comprehensive income									$124.2
Receipt of treasury stock	(0.2)	—	—	—	—	(4.3)	—	(4.3)
Dividends declared on convertible perpetual preferred stock	—	—	(13.0)	—	—	—	—	(13.0)
Stock-based compensation	—	—	9.5	—	—	—	—	9.5
Stock options exercised	0.2	—	4.4	—	—	—	—	4.4
Distributions declared	—	—	—	—	—	—	(20.2)	(20.2)
Other	1.9	—	1.7	—	—	(1.7)	(1.8)	(1.8)
Balance at end of period	95.3	$1.0	$2,876.1	$(2,716.7)	$0.9	$(147.8)	$83.1	$96.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In Millions)
Cash flows from operating activities:
Net income	$116.7	$123.8
Income from discontinued operations	(3.1)	(19.1)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	12.8	9.8
Provision for government, class action, and related settlements	—	(10.6)
Depreciation and amortization	39.5	39.1
Loss on early extinguishment of debt	—	26.1
Equity in net income of nonconsolidated affiliates	(6.4)	(5.7)
Distributions from nonconsolidated affiliates	5.5	5.5
Stock-based compensation	12.0	9.5
Deferred tax expense	51.7	5.2
Other	3.0	3.0
Increase in assets—
Accounts receivable	(35.7)	(15.9)
Other assets	(7.0)	(12.3)
Increase (decrease) in liabilities—
Accounts payable	10.3	0.8
Accrued payroll	(15.8)	4.3
Other liabilities	5.5	11.5
Premium on bond issuance	—	4.1
Premium paid on redemption of bonds	—	(18.0)
Refunds due patients and other third-party payors	4.3	(16.7)
Government, class action, and related settlements	—	6.5
Net cash provided by operating activities of discontinued operations	1.7	7.2
Total adjustments	81.4	53.4
Net cash provided by operating activities	195.0	158.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(82.8)	(31.7)
Capitalized software costs	(11.6)	(3.8)
Purchase of restricted investments	(4.4)	(7.9)
Net change in restricted cash	4.6	5.3
Net settlements on interest rate swaps	—	(10.9)
Other	(1.8)	0.1
Net cash provided by (used in) investing activities of discontinued operations	7.7	(0.3)
Net cash used in investing activities	(88.3)	(49.2)
Cash flows from financing activities:
Principal borrowings on term loan	—	100.0
Proceeds from bond issuance	—	120.0
Principal payments on debt, including pre-payments	(4.7)	(335.9)
Borrowings on revolving credit facility	40.0	190.0
Payments on revolving credit facility	(50.0)	(128.0)
Principal payments under capital lease obligations	(5.7)	(6.8)
Repurchase of convertible perpetual preferred stock	(46.0)	—
Debt issue costs	—	(4.2)
Dividends paid on convertible perpetual preferred stock	(13.1)	(13.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(24.0)	(23.3)
Contributions from consolidated affiliates	7.9	—
Other	—	4.2
Net cash used in financing activities	(95.6)	(97.0)
Increase in cash and cash equivalents	11.1	11.9
Cash and cash equivalents at beginning of period	30.1	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of period	—	0.1
Less: Cash and cash equivalents of facilities in discontinued operations at end of period	(0.1)	—
Cash and cash equivalents at end of period	$41.1	$60.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Net Operating Revenues—
During the three and six months ended June 30, 2012 and 2011, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Medicare	72.9%	72.0%	73.3%	71.7%
Medicaid	1.3%	1.8%	1.2%	1.7%
Workers’ compensation	1.5%	1.7%	1.5%	1.7%
Managed care and other discount plans	19.6%	19.8%	19.5%	19.8%
Other third-party payors	1.8%	2.0%	1.7%	2.1%
Patients	1.3%	1.1%	1.3%	1.1%
Other income	1.6%	1.6%	1.5%	1.9%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Share-Based Payments—
In February and May 2012, we issued 0.9 million and 0.2 million, respectively, of restricted stock awards to members of our management team and our board of directors. Approximately 0.6 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2012, we granted 0.2 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 16, Share-Based Payments, to the consolidated financial statements accompanying the 2011 Form 10-K.
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

2.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2012 and December 31, 2011, we had $29.5 million and $29.0 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 13 partially owned subsidiaries, of which 9 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues	$22.6	$21.2	$45.6	$41.6
Operating expenses	(13.8)	(12.7)	(27.9)	(25.8)
Income from continuing operations, net of tax	6.9	7.0	14.4	12.6
Net income	6.9	7.0	14.4	12.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3.	Convertible Perpetual Preferred Stock
The following is a summary of the activity related to our Convertible perpetual preferred stock from December 31, 2011 to June 30, 2012 (in millions, except share data):

	Number of Shares Outstanding	Amount
Balance as of December 31, 2011	400,000	$387.4
Repurchase of preferred stock	(46,645)	(45.2)
Balance as of June 30, 2012	353,355	$342.2
During the three and six months ended June 30, 2012, we repurchased 21,645 shares and 46,645 shares, respectively, of our 6.50% Series A Convertible Perpetual Preferred Stock for total cash consideration of $21.5 million and $46.5 million, respectively, including fees. No common stock was issued as part of these transactions. The allocation of the purchase price is as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Carrying value of shares repurchased	$21.0	$45.2
Cumulative dividends paid as part of purchase price	0.2	0.5
Excess paid in transaction	0.3	0.8
	$21.5	$46.5
The difference between the fair value of the consideration paid to the holders of the preferred stock, or $21.5 million and $46.5 million, and the carrying value of the preferred stock in our balance sheet, or $21.0 million and $45.2 million, resulted in a charge of $0.5 million and $1.3 million to Capital in excess of par value that was treated like a dividend and subtracted from Net income to arrive at Net income attributable to HealthSouth common shareholders in our condensed consolidated statements of operations for the three and six months ended June 30, 2012, respectively. Of these amounts, $0.2 million and $0.5 million, respectively, represent cumulative dividends through the date of the repurchase transactions.
As of June 30, 2012 and December 31, 2011, accrued dividends of $5.7 million and $6.5 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. These accrued dividends were paid in July 2012 and January 2012, respectively.
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
As of June 30, 2012, we were secondarily liable for 14 such guarantees. The remaining terms of these guarantees ranged from one month to 84 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $20.5 million.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

5.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$21.2	$—	$21.2	$—	M
Other long-term assets:
Restricted marketable securities	29.3	—	29.3	—	M
As of December 31, 2011
Other current assets:
Current portion of restricted marketable securities	$15.0	$—	$15.0	$—	M
Other long-term assets:
Restricted marketable securities	30.2	—	30.2	—	M
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
During the three and six months ended June 30, 2012 and 2011, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. During the six months ended June 30, 2011, we recorded an impairment charge of $1.3 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers.

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

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under $500 million revolving credit facility	$100.0	$100.0	$110.0	$110.0
Term Loan Facility	95.0	95.0	97.5	97.5
7.25% Senior Notes due 2018	336.6	355.9	336.7	330.0
8.125% Senior Notes due 2020	286.0	316.8	285.8	290.0
7.75% Senior Notes due 2022	311.9	331.7	312.0	301.1
Other bonds payable	—	—	1.5	1.5
Other notes payable	38.9	38.9	35.3	35.3
Financial commitments:
Letters of credit	—	44.4	—	44.6
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
Our Provision for income tax expense of $26.9 million and $56.0 million for the three and six months ended June 30, 2012, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth.
We have significant federal and state net operating loss carryforwards ("NOLs") that expire in various amounts at varying times through 2031. Our utilization of our federal NOL could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use our federal NOL before it expires. However, no such assurances can be provided.
The $579.3 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2012 ($26.5 million included in Other current assets) reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2012, we maintained a valuation allowance of approximately $50.0 million due to uncertainties related to our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our NOLs exclude approximately $8.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value in the period they reduce taxes payable.
Our Provision for income tax expense of $11.2 million for the three months ended June 30, 2011 included the following: (1) estimated income tax expense of approximately $12 million based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) a reduction in unrecognized tax benefits due to settlements with state taxing authorities.
Our Provision for income tax expense of $3.8 million for the six months ended June 30, 2011 included the following: (1) estimated income tax expense of approximately $33 million based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $5 million.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $79.5 million and $6.0 million as of June 30, 2012 and December 31, 2011, respectively, all of which would affect our effective tax rate if recognized. The amount of gross unrecognized tax benefits changed during the three and six months ended June 30, 2012 based on ongoing discussions with taxing authorities as part of our continued pursuit of the maximization of our tax benefits, primarily related to our federal NOL, as discussed below. Total accrued interest expense related to unrecognized tax benefits as of June 30, 2012 and December 31, 2011 was $0.1 million.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2011	$6.0	$0.1
Gross amount of increases in unrecognized tax benefits related to prior periods	74.1	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(0.6)	—
Balance at June 30, 2012	$79.5	$0.1
Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net interest income recorded as part of our income tax provision during the three and six months ended June 30, 2012 and 2011 was not material. Accrued interest income related to income taxes as of June 30, 2012 and December 31, 2011 was not material.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In addition, we continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our income tax benefits, primarily related to our federal NOL. As part of our pursuit of these benefits, we requested a pre-filing agreement with the IRS, the primary purpose of which was to consider whether certain amounts related to the restatement of our financial statements for periods prior to 2003 result in net increases to our federal NOL and adjustments to other tax attributes. The pre-filing agreement program permits taxpayers to resolve certain tax issues in advance of filing their corporate income tax returns. Due to the unique nature of our claims and uncertainties around this process, we did not recognize any amounts associated with our request as of June 30, 2012. In July 2012, the IRS granted our request to utilize the pre-filing agreement process. Depending upon the process undertaken by the IRS to audit and settle these matters, the accounting recognition criteria for these positions could be met either in part or in total as the process continues or upon completion of the process. Therefore, as we continue this process with the IRS, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease to our unrecognized tax benefits, our NOLs, other tax attributes, or any combination thereof that could have a material net favorable impact on income tax expense and our effective income tax rate. Due to the aforementioned uncertainties regarding the outcome of this process, it is not possible to determine the range of any impact at this time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$56.4	$30.7	$113.6	$104.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(13.2)	(11.3)	(25.8)	(23.1)
Less: Convertible perpetual preferred stock dividends	(6.0)	(6.5)	(12.4)	(13.0)
Less: Repurchase of convertible perpetual preferred stock	(0.3)	—	(0.8)	—
Income from continuing operations attributable to HealthSouth common shareholders	36.9	12.9	74.6	68.6
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	3.5	2.5	3.1	20.1
Net income attributable to HealthSouth common shareholders	$40.4	$15.4	$77.7	$88.7

Denominator:
Basic weighted average common shares outstanding	94.6	93.3	94.5	93.2
Diluted weighted average common shares outstanding	108.0	109.5	108.3	109.3

Basic and diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.39	$0.14	$0.79	$0.74
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.04	0.03	0.03	0.21
Net income attributable to HealthSouth common shareholders	$0.43	$0.17	$0.82	$0.95

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three and six months ended June 30, 2012, the number of potential shares approximated 13.4 million and 13.8 million, respectively. For the three and six months ended June 30, 2011, the number of potential shares approximated 16.2 million and 16.1 million, respectively. For the three and six months ended June 30, 2012, approximately 12.0 million and 12.5 million of the potential shares, respectively, related to our Convertible perpetual preferred stock. For the three and six months ended June 30, 2011, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three and six months ended June 30, 2012 and 2011, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an anti-dilutive per share amount. Therefore, basic and diluted earnings per common share are the same for all periods presented.
Options to purchase approximately 1.8 million and 1.1 million shares of common stock were outstanding as of June 30, 2012 and 2011, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
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
On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled on our derivative claims against Mr. Scrushy presented during a non-jury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Supreme Court upheld the trial court’s decision in its entirety. On April 15, 2011, the Alabama Supreme Court denied Mr. Scrushy's application for a rehearing of its initial decision. On September 2, 2011, we renewed our prior motion for summary judgment on all claims by Mr. Scrushy based on the Alabama Supreme Court's ruling. On March 5, 2012, the court conditionally granted summary judgment in our favor, and that has since become final.
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
General Medicine's underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement for cause six months after it was executed, and General Medicine then initiated a lawsuit against Horizon/CMS in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine's complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook, without the knowledge of HealthSouth, consented to the entry of a final judgment in the Michigan Action in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine in the amount of $376 million, plus interest from the date of the judgment until paid at the rate of 10% per annum (the “Consent Judgment”). The $376 million damages figure was unilaterally selected by General Medicine and was not tested or opposed by Meadowbrook. Additionally, the settlement agreement (the “Settlement”) used as the basis for the Consent Judgment provided that Meadowbrook would pay only $300,000 to General Medicine to settle the Michigan Action and that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from us. We were not a party to the Michigan Action, the Settlement negotiated by Meadowbrook, or the Consent Judgment.
The complaint filed by General Medicine against us in the Alabama Action alleges that while Horizon/CMS was our wholly owned subsidiary, General Medicine was an existing creditor of Horizon/CMS by virtue of the Settlement. The complaint also alleges we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine further alleges in its amended complaint that we are liable for the Consent Judgment despite not being a party to it because as Horizon/CMS's parent we failed to observe corporate formalities in our operation and ownership of Horizon/CMS, misused our control of Horizon/CMS, stripped assets from Horizon/CMS, and engaged in other conduct which amounted to a fraud on Horizon/CMS's creditors. General Medicine has requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.
We have denied liability to General Medicine and asserted counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, abuse of process, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General Medicine. Consequently, we assert that the Consent Judgment is not evidence of a legitimate debt owed by Horizon/CMS to General Medicine that is collectible from HealthSouth under any theory of liability.
In 2008, after we obtained discovery concerning the circumstances that lead to the entry of the Consent Judgment, we filed a motion in the Michigan Action asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On March 9, 2010, General Medicine filed an appeal of the court's decision to the Sixth Circuit Court of Appeals. The parties agreed to a voluntary stay of the Alabama Action pending the

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

outcome of General Medicine's appeal to the Sixth Circuit Court of Appeals. On April 10, 2012, a three-judge panel of the Sixth Circuit Court of Appeals reversed the lower court's ruling and reinstated the Consent Judgment. On June 26, 2012, the Sixth Circuit Court of Appeals denied our application for rehearing by the full court. Due to the conclusion of the appeal in the Michigan Action, General Medicine has requested the Circuit Court of Jefferson County, Alabama to reactivate the Alabama Action.

Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case. We intend to vigorously defend ourselves against General Medicine's claims and to vigorously prosecute our counterclaims against General Medicine.
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs' counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. One of those named officers removed the case to federal court on March 14, 2012. We filed a motion to remand the case on April 10, 2012. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On May 2, 2011, we filed our brief in the appeal of this verdict with the South Carolina Court of Appeals. On May 29, 2012, the Supreme Court of South Carolina granted the parties' joint motion to submit the appeal directly to that court. The parties have completed their briefing for the appeal, but oral argument has not yet been scheduled. We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Other current liabilities in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our consolidated statement of operations for the year ended December 31, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.
On May 31, 2012, we joined in a settlement of the previously disclosed dispute between Washington Regional Rehabilitation Services, LLC, our partner in a joint venture hospital in Fayetteville, Arkansas, and that hospital's landlord, an affiliate of Medical Properties Trust, over whether Washington Regional properly exercised its right to purchase the property under the related lease. The related case was originally filed February 4, 2011 in the United States District Court for the Western District of Arkansas and captioned Washington Regional Outreach Services v. MPT of Fayetteville, LLC. With this litigation pending, the lease expired on June 30, 2011. Subsequent to that date, we were joined to the suit as a necessary party.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Under the settlement agreement, the joint venture acquired the hospital from MPT on June 15, 2012. In exchange for the hospital and to settle all pending litigation, MPT received approximately $16 million in cash as well as the lease payments held in escrow during the dispute. Accordingly, each party agreed to release all claims related to the litigation, and the court dismissed the litigation with prejudice on June 15, 2012 upon joint petition by the parties.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$6.2	$381.4	$159.9	$(14.1)	$533.4
Less: Provision for doubtful accounts	0.2	(5.0)	(1.7)	—	(6.5)
Net operating revenues less provision for doubtful accounts	6.4	376.4	158.2	(14.1)	526.9
Operating expenses:
Salaries and benefits	6.8	179.4	74.6	(3.4)	257.4
Other operating expenses	4.3	53.2	23.5	(6.6)	74.4
General and administrative expenses	28.0	—	—	—	28.0
Supplies	0.2	18.5	7.2	—	25.9
Depreciation and amortization	2.1	14.1	3.8	—	20.0
Occupancy costs	1.2	10.9	4.3	(4.1)	12.3
Loss on disposal of assets	—	0.6	—	—	0.6
Professional fees—accounting, tax, and legal	5.5	—	—	—	5.5
Total operating expenses	48.1	276.7	113.4	(14.1)	424.1
Interest expense and amortization of debt discounts and fees	20.8	1.9	0.6	(0.3)	23.0
Other income	—	(0.1)	(0.6)	0.3	(0.4)
Equity in net income of nonconsolidated affiliates	(0.8)	(2.3)	—	—	(3.1)
Equity in net income of consolidated affiliates	(68.5)	(5.1)	—	73.6	—
Management fees	(24.0)	18.5	5.5	—	—
Income from continuing operations before income tax (benefit) expense	30.8	86.8	39.3	(73.6)	83.3
Provision for income tax (benefit) expense	(15.2)	32.5	9.6	—	26.9
Income from continuing operations	46.0	54.3	29.7	(73.6)	56.4
Income from discontinued operations, net of tax	0.7	0.8	2.0	—	3.5
Net Income	46.7	55.1	31.7	(73.6)	59.9
Less: Net income attributable to noncontrolling interests	—	—	(13.2)	—	(13.2)
Net income attributable to HealthSouth	$46.7	$55.1	$18.5	$(73.6)	$46.7
Comprehensive income	$46.9	$55.1	$31.7	$(73.6)	$60.1
Comprehensive income attributable to HealthSouth	$46.9	$55.1	$18.5	$(73.6)	$46.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.4	$362.0	$149.8	$(11.1)	$505.1
Less: Provision for doubtful accounts	(0.1)	(3.5)	(1.4)	—	(5.0)
Net operating revenues less provision for doubtful accounts	4.3	358.5	148.4	(11.1)	500.1
Operating expenses:
Salaries and benefits	4.6	169.8	70.6	(3.4)	241.6
Other operating expenses	10.1	49.1	21.5	(5.3)	75.4
General and administrative expenses	27.4	—	—	—	27.4
Supplies	0.3	18.5	7.4	—	26.2
Depreciation and amortization	2.4	13.0	4.2	—	19.6
Occupancy costs	1.2	9.0	4.4	(2.5)	12.1
Loss on disposal of assets	—	0.1	0.9	—	1.0
Government, class action, and related settlements	(10.6)	—	—	—	(10.6)
Professional fees—accounting, tax, and legal	8.4	—	—	—	8.4
Total operating expenses	43.8	259.5	109.0	(11.2)	401.1
Loss on early extinguishment of debt	26.1	—	—	—	26.1
Interest expense and amortization of debt discounts and fees	32.4	2.1	0.7	(0.3)	34.9
Other income	(0.2)	—	(0.8)	0.3	(0.7)
Equity in net income of nonconsolidated affiliates	(0.8)	(2.4)	—	—	(3.2)
Equity in net income of consolidated affiliates	(57.9)	(4.6)	—	62.5	—
Management fees	(23.9)	18.6	5.3	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(15.2)	85.3	34.2	(62.4)	41.9
Provision for income tax (benefit) expense	(36.0)	38.3	8.9	—	11.2
Income from continuing operations	20.8	47.0	25.3	(62.4)	30.7
Income (loss) from discontinued operations, net of tax	1.1	1.2	(0.7)	—	1.6
Net Income	21.9	48.2	24.6	(62.4)	32.3
Less: Net income attributable to noncontrolling interests	—	—	(10.4)	—	(10.4)
Net income attributable to HealthSouth	$21.9	$48.2	$14.2	$(62.4)	$21.9
Comprehensive income	$22.1	$48.2	$24.6	$(62.4)	$32.5
Comprehensive income attributable to HealthSouth	$22.1	$48.2	$14.2	$(62.4)	$22.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$12.3	$770.9	$317.0	$(28.2)	$1,072.0
Less: Provision for doubtful accounts	(0.4)	(9.0)	(3.4)	—	(12.8)
Net operating revenues less provision for doubtful accounts	11.9	761.9	313.6	(28.2)	1,059.2
Operating expenses:
Salaries and benefits	14.9	360.9	149.4	(6.8)	518.4
Other operating expenses	8.8	105.3	46.4	(13.1)	147.4
General and administrative expenses	58.0	—	—	—	58.0
Supplies	0.3	37.4	14.7	—	52.4
Depreciation and amortization	4.3	27.6	7.6	—	39.5
Occupancy costs	2.5	21.9	8.7	(8.3)	24.8
Loss on disposal of assets	—	1.3	0.1	—	1.4
Professional fees—accounting, tax, and legal	9.1	—	—	—	9.1
Total operating expenses	97.9	554.4	226.9	(28.2)	851.0
Interest expense and amortization of debt discounts and fees	41.9	3.8	1.2	(0.6)	46.3
Other income	(0.4)	(0.1)	(1.4)	0.6	(1.3)
Equity in net income of nonconsolidated affiliates	(1.9)	(4.5)	—	—	(6.4)
Equity in net income of consolidated affiliates	(137.0)	(10.8)	—	147.8	—
Management fees	(48.4)	37.5	10.9	—	—
Income from continuing operations before income tax (benefit) expense	59.8	181.6	76.0	(147.8)	169.6
Provision for income tax (benefit) expense	(30.4)	68.0	18.4	—	56.0
Income from continuing operations	90.2	113.6	57.6	(147.8)	113.6
Income from discontinued operations, net of tax	0.7	0.5	1.9	—	3.1
Net Income	90.9	114.1	59.5	(147.8)	116.7
Less: Net income attributable to noncontrolling interests	—	—	(25.8)	—	(25.8)
Net income attributable to HealthSouth	$90.9	$114.1	$33.7	$(147.8)	$90.9
Comprehensive income	$91.9	$114.1	$59.5	$(147.8)	$117.7
Comprehensive income attributable to HealthSouth	$91.9	$114.1	$33.7	$(147.8)	$91.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.5	$727.3	$295.6	$(22.3)	$1,011.1
Less: Provision for doubtful accounts	(0.2)	(7.1)	(2.5)	—	(9.8)
Net operating revenues less provision for doubtful accounts	10.3	720.2	293.1	(22.3)	1,001.3
Operating expenses:
Salaries and benefits	10.5	341.5	140.4	(6.8)	485.6
Other operating expenses	14.1	99.5	43.3	(10.6)	146.3
General and administrative expenses	54.3	—	—	—	54.3
Supplies	0.3	37.3	14.4	—	52.0
Depreciation and amortization	5.1	25.7	8.3	—	39.1
Occupancy costs	2.1	17.8	8.7	(4.9)	23.7
Loss on disposal of assets	—	0.2	0.9	—	1.1
Government, class action, and related settlements	(10.6)	—	—	—	(10.6)
Professional fees—accounting, tax, and legal	12.2	—	—	—	12.2
Total operating expenses	88.0	522.0	216.0	(22.3)	803.7
Loss on early extinguishment of debt	26.1	—	—	—	26.1
Interest expense and amortization of debt discounts and fees	65.0	4.3	1.3	(0.6)	70.0
Other income	(0.3)	(0.1)	(1.5)	0.6	(1.3)
Equity in net income of nonconsolidated affiliates	(1.6)	(4.1)	—	—	(5.7)
Equity in net income of consolidated affiliates	(113.7)	(8.6)	—	122.3	—
Management fees	(48.1)	37.5	10.6	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(5.1)	169.2	66.7	(122.3)	108.5
Provision for income tax (benefit) expense	(89.4)	76.2	17.0	—	3.8
Income from continuing operations	84.3	93.0	49.7	(122.3)	104.7
Income (loss) from discontinued operations, net of tax	17.4	2.5	(0.8)	—	19.1
Net Income	101.7	95.5	48.9	(122.3)	123.8
Less: Net income attributable to noncontrolling interests	—	—	(22.1)	—	(22.1)
Net income attributable to HealthSouth	$101.7	$95.5	$26.8	$(122.3)	$101.7
Comprehensive income	$102.1	$95.5	$48.9	$(122.3)	$124.2
Comprehensive income attributable to HealthSouth	$102.1	$95.5	$26.8	$(122.3)	$102.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$38.1	$1.3	$1.7	$—	$41.1
Accounts receivable, net	2.4	172.8	70.5	—	245.7
Other current assets	61.4	27.8	98.9	(50.4)	137.7
Total current assets	101.9	201.9	171.1	(50.4)	424.5
Property and equipment, net	14.6	530.0	174.3	—	718.9
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	23.9	36.9	8.2	—	69.0
Deferred income tax assets	478.2	27.3	47.0	0.3	552.8
Other long-term assets	65.0	30.8	33.0	—	128.8
Intercompany receivable	1,203.1	686.5	—	(1,889.6)	—
Total assets	$1,886.7	$1,779.5	$589.2	$(1,939.7)	$2,315.7
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12.3	$35.1	$12.2	$—	$59.6
Accrued expenses and other current liabilities	163.5	71.8	80.1	(50.4)	265.0
Total current liabilities	175.8	106.9	92.3	(50.4)	324.6
Long-term debt, net of current portion	1,128.7	67.8	22.9	—	1,219.4
Other long-term liabilities	44.2	11.2	80.4	—	135.8
Intercompany payable	—	—	1,307.8	(1,307.8)	—
	1,348.7	185.9	1,503.4	(1,358.2)	1,679.8
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Shareholders' equity (deficit) :
HealthSouth shareholders' equity (deficit)	195.8	1,593.6	(1,012.1)	(581.5)	195.8
Noncontrolling interests	—	—	97.9	—	97.9
Total shareholders' equity (deficit)	195.8	1,593.6	(914.2)	(581.5)	293.7
Total liabilities and shareholders' equity (deficit)	$1,886.7	$1,779.5	$589.2	$(1,939.7)	$2,315.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$26.0	$1.3	$2.8	$—	$30.1
Accounts receivable, net	2.4	154.4	66.0	—	222.8
Other current assets	43.4	30.9	67.8	(4.0)	138.1
Total current assets	71.8	186.6	136.6	(4.0)	391.0
Property and equipment, net	13.6	499.3	151.5	—	664.4
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	12.0	37.4	8.3	—	57.7
Deferred income tax assets	533.9	27.3	46.9	—	608.1
Other long-term assets	62.3	32.0	40.2	(6.2)	128.3
Intercompany receivable	1,141.8	586.0	—	(1,727.8)	—
Total assets	$1,835.4	$1,634.7	$539.1	$(1,738.0)	$2,271.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5.1	$28.7	$11.6	$—	$45.4
Accrued expenses and other current liabilities	138.7	66.3	66.8	(4.0)	267.8
Total current liabilities	143.8	95.0	78.4	(4.0)	313.2
Long-term debt, net of current portion	1,144.6	73.2	24.2	(6.2)	1,235.8
Other long-term liabilities	42.6	10.9	79.7	—	133.2
Intercompany payable	—	—	1,307.8	(1,307.8)	—
	1,331.0	179.1	1,490.1	(1,318.0)	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	387.4	—	—	—	387.4
Shareholders' equity (deficit)
HealthSouth shareholders' equity (deficit)	117.0	1,455.6	(1,035.6)	(420.0)	117.0
Noncontrolling interests	—	—	84.6	—	84.6
Total shareholders' equity (deficit)	117.0	1,455.6	(951.0)	(420.0)	201.6
Total liabilities and shareholders' equity (deficit)	$1,835.4	$1,634.7	$539.1	$(1,738.0)	$2,271.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$150.4	$135.0	$50.4	$(140.8)	$195.0
Cash flows from investing activities:
Purchases of property and equipment	(2.8)	(52.8)	(27.2)	—	(82.8)
Capitalized software costs	(11.4)	(0.1)	(0.1)	—	(11.6)
Purchase of restricted investments	—	—	(4.4)	—	(4.4)
Net change in restricted cash	(0.1)	—	4.7	—	4.6
Other	—	(2.0)	0.2	—	(1.8)
Net cash provided by investing activities of discontinued operations	—	3.3	4.4	—	7.7
Net cash used in investing activities	(14.3)	(51.6)	(22.4)	—	(88.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(4.1)	(0.6)	—	—	(4.7)
Borrowings on revolving credit facility	40.0	—	—	—	40.0
Payments on revolving credit facility	(50.0)	—	—	—	(50.0)
Principal payments under capital lease obligations	(0.1)	(4.4)	(1.2)	—	(5.7)
Repurchase of convertible perpetual preferred stock	(46.0)	—	—	—	(46.0)
Dividends paid on convertible perpetual preferred stock	(13.1)	—	—	—	(13.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(24.0)	—	(24.0)
Contributions from consolidated affiliates	—	—	7.9	—	7.9
Other	7.3	—	—	(7.3)	—
Change in intercompany advances	(58.0)	(78.3)	(11.8)	148.1	—
Net cash used in financing activities	(124.0)	(83.3)	(29.1)	140.8	(95.6)
Increase (decrease) in cash and cash equivalents	12.1	0.1	(1.1)	—	11.1
Cash and cash equivalents at beginning of year	26.0	1.3	2.8	—	30.1
Cash and cash equivalents of facilities in discontinued operations at end of period	$—	$(0.1)	$—	$—	$(0.1)
Cash and cash equivalents at end of period	$38.1	$1.3	$1.7	$—	$41.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$70.4	$147.9	$64.1	$(124.3)	$158.1
Cash flows from investing activities:
Purchases of property and equipment	(1.9)	(23.0)	(6.8)	—	(31.7)
Capitalized software costs	(3.3)	(0.3)	(0.2)	—	(3.8)
Purchase of restricted investments	—	—	(7.9)	—	(7.9)
Net change in restricted cash	(0.2)	—	5.5	—	5.3
Net settlements on interest rate swaps	(10.9)	—	—	—	(10.9)
Other	—	(0.5)	0.6	—	0.1
Net cash used in investing activities of discontinued operations	—	(0.3)	—	—	(0.3)
Net cash used in investing activities	(16.3)	(24.1)	(8.8)	—	(49.2)
Cash flows from financing activities:
Principal borrowings on term loan	100.0	—	—	—	100.0
Proceeds from bond issuance	120.0	—	—	—	120.0
Principal payments on debt, including pre-payments	(337.0)	(0.9)	—	2.0	(335.9)
Borrowings on revolving credit facility	190.0	—	—	—	190.0
Payments on revolving credit facility	(128.0)	—	—	—	(128.0)
Principal payments under capital lease obligations	(0.6)	(5.1)	(1.1)	—	(6.8)
Debt issue costs	(4.2)	—	—	—	(4.2)
Dividends paid on convertible perpetual preferred stock	(13.0)	—	—	—	(13.0)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(23.3)	—	(23.3)
Other	4.2	—	—	—	4.2
Change in intercompany advances	24.6	(116.7)	(30.2)	122.3	—
Net cash used in financing activities	(44.0)	(122.7)	(54.6)	124.3	(97.0)
Increase in cash and cash equivalents	10.1	1.1	0.7	—	11.9
Cash and cash equivalents at beginning of period	45.8	0.1	2.4	—	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of period	0.1	—	—	—	0.1
Cash and cash equivalents at end of period	$56.0	$1.2	$3.1	$—	$60.3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Executive Overview
Our Business
We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis. As of June 30, 2012, we operated 99 inpatient rehabilitation hospitals (including 3 hospitals that operate as joint ventures which we account for using the equity method of accounting), 26 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas.
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
For 2012, our focus will be on providing high-quality, cost-effective care while seeking to invest our strong cash flows from operations in compelling growth opportunities in our core business. We will also consider opportunistic repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). In the first half of 2012, we:

•	continued development of the following four, publicly announced de novo hospitals;

Location	# of Beds	Construction Start Date	Expected Operational Date
Marion County, Florida (Ocala)	40	Q4 2011	Q4 2012
Littleton, Colorado (South Denver)	40	Q2 2012	Q2 2013
Stuart, Florida (a joint venture with Martin Health Systems)	34	Q2 2012	Q2 2013
Southwest Phoenix, Arizona	40	Expected Q4 2012	Q3 2013

•	received certificate of need approval to build a 50-bed inpatient rehabilitation hospital in the greater Orlando, FL market;

•	acquired 12 inpatient rehabilitation beds in Andalusia, Alabama from a subsidiary of LifePoint Hospitals in order to add beds at our existing hospital in Dothan, Alabama;

•
signed a letter of intent to acquire the 34-bed inpatient rehabilitation unit of CHRISTUS Santa Rosa Hospital - Medical Center. This transaction closed in July 2012, and the operations of this unit have been relocated to and consolidated with our existing hospital in San Antonio, Texas;

•	added 77 beds to existing hospitals;

•	purchased, in conjunction with our joint venture partner, the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas; and

•	repurchased 46,645 shares of our convertible perpetual preferred stock.
In the three months ended June 30, 2012, discharge growth of 3.0% coupled with a 3.2% increase in net patient revenue per discharge generated 6.4% growth in net patient revenue from our hospitals compared to the same period of 2011. Our discharge growth included a 1.9% increase in same-store discharges in the second quarter of 2012 compared to the second quarter of 2011. This revenue growth resulted in a $1.8 million, or 2.0%, increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2011 Form 10-K) in the second quarter of 2012 compared to the same quarter of 2011. In the six months ended June 30, 2012, discharge growth of 4.5% coupled with a 2.7% increase in net patient revenue per discharge generated 7.3% growth in net patient revenue from our hospitals compared to the same period of 2011. Our discharge growth included a 3.4% increase in same-store discharges during the first six months of 2012 compared to the same period of 2011. This revenue growth resulted in a $8.6 million, or 4.8%, increase in operating earnings in the first six months of 2012 compared to the same period of 2011. Operating earnings during the three and six months ended June 30, 2011 included a $10.6 million gain as part of Government, class action, and related settlements, as discussed below. Net cash provided by operating activities was $195.0 million for the six months ended June 30, 2012 compared to $158.1 million for the same period of 2011. Net cash provided by operating activities increased during the first half of 2012 compared to the same period of 2011 due primarily to increased Net operating revenues, improved operating leverage, and a decrease in interest expense. See the "Results of Operations" and "Liquidity and Capital Resources—Sources and Uses of Cash" sections of this Item.
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
Litigation By and Against Former Independent Auditor
As discussed in Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association require that all aspects of the arbitration remain confidential. Since the beginning of the arbitration in July 2010 and through June 30, 2012, there have been approximately 100 days of hearings, generally in four-day blocks of time. Going forward, the arbitrators have scheduled approximately seven additional weeks through May 2013. We can provide no assurances as to the timing of the conclusion of the arbitration, including whether all the additional weeks will be necessary or sufficient to conclude the arbitration. However, we remain confident in our claims and are committed to aggressively and diligently pursuing them to conclusion.

Stock Repurchase Authorization
In October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility. There has been no activity under the Company's common stock repurchase authorization since its inception.
Our board of directors also granted discretion to management to opportunistically repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwest, N.A., as warrant agent, and up to $125 million of our convertible perpetual preferred stock. Likewise, this authority does not require the purchase of a specific number of warrants or shares, has an indefinite term, and is subject to termination at any time by our board of directors. See Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information regarding these warrants. As discussed in Note 3, Convertible Perpetual Preferred Stock, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we repurchased 46,645 shares of our preferred stock for $46.5 million during the first six months of 2012.
Key Challenges
As we continue to execute our business plan, the following are some of the challenges we face:

•
Reduced Medicare Reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers effective upon executive order of the President in January 2013. We currently estimate this automatic reduction, known as "sequestration," will result in a net decrease in our Net operating revenues of approximately $32 million annually in 2013. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries' access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe the steps we have taken to reduce our debt and corresponding debt service obligations coupled with our efficient cost structure should allow us to adjust to or mitigate any potential initiative or payment reductions more easily than many other inpatient rehabilitation providers.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). On June 28, 2012, the Supreme Court of the United States upheld the constitutionality of the 2010 Healthcare Reform Laws, with the exception of the provisions for the mandatory expansion of Medicaid coverage by the states. The 2010 Healthcare Reform Laws remain subject to continuing legislative scrutiny. We cannot predict the outcome of any future legislation related to the 2010 Healthcare Reform Laws, but we have been, and will continue to be, actively engaged in the legislative and regulatory process to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.

Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, including annual productivity adjustment reductions; (2) implementing pilot studies to assess the potential benefits of combining, or “bundling,” reimbursement for a Medicare beneficiary's episode of care; (3) implementing a voluntary program for accountable care organizations; (4) creating an Independent Payment Advisory Board; and (5) modifying employer-sponsored healthcare insurance plans. Based on our patient mix, we do not believe the Supreme Court's upholding of the individual mandate or invalidation of the mandatory Medicaid coverage expansion will have a material effect on us.

Most notably for us are the reductions in our annual market basket updates. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services ("CMS") makes annual adjustments to Medicare reimbursement rates by what is commonly known as a market basket update. The reductions in our annual market basket updates began on April 1, 2010 and continue through 2019. The reduction in effect from October 1, 2011 through September 30, 2012 and again from October 1, 2012 through September 30, 2013 is 0.1%.
In addition, beginning on October 1, 2011, the 2010 Healthcare Reform Laws require the market basket update to be reduced further by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 is a decrease to the market basket update of 1.0%, while the productivity adjustment effective from October 1, 2012 to September 30, 2013 is a decrease to the market basket update of 0.7%.
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
On July 25, 2012, CMS released its IRF-PPS final notice rule for fiscal year 2013 (the "2013 Rule"). The 2013 Rule will be effective for Medicare discharges between October 1, 2012 and September 30, 2013. The pricing changes in this rule include a 2.7% market basket update that will be reduced by 0.1% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule's release, incorporates other adjustments included in this rule, and the productivity adjustment discussed above, we believe the 2013 Rule will result in a net increase to our Medicare payment rates of approximately 2.1% effective October 1, 2012, before applying the effect of sequestration.
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
Our outpatient services are primarily reimbursed under Medicare's physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, under the CMS notice of final rulemaking for the physician fee schedule for calendar year 2012, released on November 1, 2011, a statutory reduction of 27.4% would have been implemented. However, Congress passed on December 23, 2011, and President Obama signed into law, an extension of the current Medicare physician fee schedule payment rates from January 1, 2012 through February 29, 2012, and again in February 2012, they acted to extend the current Medicare physician reimbursement rates through December 31, 2012, further postponing the statutory reduction. On July 6, 2012, CMS again released a notice of proposed rulemaking for calendar year 2013 that would reduce outpatient service payments by the sustainable growth rate formula. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2013, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 26%. We currently estimate that a 26% reduction, before taking into account our efforts to mitigate these changes, would result in a net decrease in our Net operating revenues of approximately $8 million annually and may lead to our closure of additional outpatient satellite clinics. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.
Effective October 1, 2012, all inpatient rehabilitation facilities will be required to submit data for the IRF Quality Reporting Program to CMS. Beginning in fiscal year 2014, and each subsequent fiscal year thereafter, failure to submit the required quality data will result in a two percentage point reduction to the applicable facility's annual market basket increase factor for payments made for discharges occurring during that fiscal year. We are preparing our hospitals for these reporting requirements and will begin submitting the required data to CMS in October.
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
See also Item 1, Business, “Sources of Revenue” and “Regulation,” and Item 1A, Risk Factors, to the 2011 Form 10-K.
Business Outlook
Healthcare has always been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who can provide high-quality, cost-effective care and have the capabilities to adapt to changes in the regulatory environment. Given the range of possible outcomes from the deficit reduction initiatives being discussed in Washington and the legislative challenges to the 2010 Healthcare Reform Laws, we believe this is true now more than ever. We also believe HealthSouth has the necessary attributes — dedicated, skilled employees, balance sheet strength, infrastructure, scale, and management — to adapt and succeed in a highly regulated industry, and we have a proven track record of being able to do so.
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
We also will remain committed to our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services. In addition to our efforts to increase the number of CRRNs in our hospitals, as discussed earlier, we also encourage our hospitals to participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by demonstrating compliance with national standards, demonstrating the effective use of evidence-based clinical practice guidelines to manage and optimize patient care, and demonstrating an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 71 of our hospitals hold one or more disease-specific certifications.
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

As previously noted, healthcare has always been a highly regulated industry, and we have cautioned our stockholders that future Medicare payments could be at risk. However, we also have adopted strategies to prepare us to absorb these risks. Further, we believe the regulatory and reimbursement risks discussed above may present us with opportunities to grow by acquiring or consolidating existing operations in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2016. We have redeemed our most expensive debt and reduced our interest expense. We have not acquired companies outside our core business. Rather, we have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Most importantly, our balance sheet is strong. Our leverage ratio is within our target range, we have ample liquidity, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. In the second quarter of 2012, both Moody's and S&P upgraded our corporate credit rating. For these and other reasons, we believe we will be able to adapt to any changes in reimbursement and be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.

Results of Operations
During the three and six months ended June 30, 2012 and 2011, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Medicare	72.9%	72.0%	73.3%	71.7%
Medicaid	1.3%	1.8%	1.2%	1.7%
Workers’ compensation	1.5%	1.7%	1.5%	1.7%
Managed care and other discount plans	19.6%	19.8%	19.5%	19.8%
Other third-party payors	1.8%	2.0%	1.7%	2.1%
Patients	1.3%	1.1%	1.3%	1.1%
Other income	1.6%	1.6%	1.5%	1.9%
Total	100.0%	100.0%	100.0%	100.0%
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

For the three and six months ended June 30, 2012 and 2011, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In Millions, Except Percentage Change)
Net operating revenues	$533.4	$505.1	5.6%	$1,072.0	$1,011.1	6.0%
Less: Provision for doubtful accounts	(6.5)	(5.0)	30.0%	(12.8)	(9.8)	30.6%
Net operating revenues less provision for doubtful accounts	526.9	500.1	5.4%	1,059.2	1,001.3	5.8%
Operating expenses:
Salaries and benefits	257.4	241.6	6.5%	518.4	485.6	6.8%
Other operating expenses	74.4	75.4	(1.3)%	147.4	146.3	0.8%
General and administrative expenses	28.0	27.4	2.2%	58.0	54.3	6.8%
Supplies	25.9	26.2	(1.1)%	52.4	52.0	0.8%
Depreciation and amortization	20.0	19.6	2.0%	39.5	39.1	1.0%
Occupancy costs	12.3	12.1	1.7%	24.8	23.7	4.6%
Loss on disposal of assets	0.6	1.0	(40.0)%	1.4	1.1	27.3%
Government, class action, and related settlements	—	(10.6)	(100.0)%	—	(10.6)	(100.0)%
Professional fees—accounting, tax, and legal	5.5	8.4	(34.5)%	9.1	12.2	(25.4)%
Total operating expenses	424.1	401.1	5.7%	851.0	803.7	5.9%
Loss on early extinguishment of debt	—	26.1	(100.0)%	—	26.1	(100.0)%
Interest expense and amortization of debt discounts and fees	23.0	34.9	(34.1)%	46.3	70.0	(33.9)%
Other income	(0.4)	(0.7)	(42.9)%	(1.3)	(1.3)	—%
Equity in net income of nonconsolidated affiliates	(3.1)	(3.2)	(3.1)%	(6.4)	(5.7)	12.3%
Income from continuing operations before income tax expense	83.3	41.9	98.8%	169.6	108.5	56.3%
Provision for income tax expense	26.9	11.2	140.2%	56.0	3.8	1,373.7%
Income from continuing operations	56.4	30.7	83.7%	113.6	104.7	8.5%
Income from discontinued operations, net of tax	3.5	1.6	118.8%	3.1	19.1	(83.8)%
Net income	59.9	32.3	85.4%	116.7	123.8	(5.7)%
Less: Net income attributable to noncontrolling interests	(13.2)	(10.4)	26.9%	(25.8)	(22.1)	16.7%
Net income attributable to HealthSouth	$46.7	$21.9	113.2%	$90.9	$101.7	(10.6)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for doubtful accounts	1.2%	1.0%	1.2%	1.0%
Operating expenses:
Salaries and benefits	48.3%	47.8%	48.4%	48.0%
Other operating expenses	13.9%	14.9%	13.8%	14.5%
General and administrative expenses	5.2%	5.4%	5.4%	5.4%
Supplies	4.9%	5.2%	4.9%	5.1%
Depreciation and amortization	3.7%	3.9%	3.7%	3.9%
Occupancy costs	2.3%	2.4%	2.3%	2.3%
Loss on disposal of assets	0.1%	0.2%	0.1%	0.1%
Government, class action, and related settlements	—%	(2.1)%	—%	(1.0)%
Professional fees—accounting, tax, and legal	1.0%	1.7%	0.8%	1.2%
Total operating expenses	79.5%	79.4%	79.4%	79.5%
Additional information regarding our operating results for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$495.0	$465.4	6.4%	$995.6	$927.5	7.3%
Net patient revenue—outpatient and other revenues	38.4	39.7	(3.3)%	76.4	83.6	(8.6)%
Net operating revenues	$533.4	$505.1	5.6%	$1,072.0	$1,011.1	6.0%
	(Actual Amounts)
Discharges	30,719	29,811	3.0%	61,590	58,938	4.5%
Net patient revenue per discharge	$16,114	$15,612	3.2%	$16,165	$15,737	2.7%
Outpatient visits	229,152	244,647	(6.3)%	460,395	481,408	(4.4)%
Average length of stay (days)	13.4	13.4	—%	13.5	13.6	(0.7)%
Occupancy %	69.2%	69.0%	0.3%	69.7%	69.6%	0.1%
# of licensed beds	6,538	6,356	2.9%	6,538	6,356	2.9%
Full-time equivalents*	15,378	15,150	1.5%	15,325	15,097	1.5%
Employees per occupied bed	3.41	3.47	(1.7)%	3.38	3.43	(1.5)%

*
Excludes 393 and 396 full-time equivalents for the three months ended June 30, 2012 and 2011, respectively, and 394 and 397 full-time equivalents for the six months ended June 30, 2012 and 2011, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other non-patient care services. These other revenues approximated 1.6% of consolidated Net operating revenues for the three months ended June 30, 2012 and 2011 and 1.5% and 1.9% of consolidated Net operating revenues for the six months ended June 30, 2012 and 2011, respectively. See below for discussion of state provider taxes included in other revenues during the six months ended June 30, 2011.
Net patient revenue from our hospitals was 6.4% higher for the three months ended June 30, 2012 than the three months ended June 30, 2011. This increase was attributable to a 3.0% increase in patient discharges and a 3.2% increase in net patient revenue per discharge. Discharge growth included a 1.9% increase in same-store discharges. Net patient revenue per discharge increased primarily due to pricing adjustments from Medicare and managed care payors and higher average acuity for the patients we served. As discussed above, we received a Medicare market basket update of 2.9% under the 2012 Rule effective October 1, 2011. However, this market basket update was reduced by 1.1% to 1.8% under the requirements of the 2010 Healthcare Reform Laws.
Net patient revenue from our hospitals was 7.3% higher for the six months ended June 30, 2012 than the six months ended June 30, 2011 due to the same reasons discussed above for the quarter-over-quarter increase. Net patient revenue per discharge also increased during the first half of 2012 compared to the first half of 2011 as a result of a higher percentage of Medicare patients (as shown in the above payor mix table). Patient discharges increased 4.5% during the six months ended June 30, 2012 compared to the same period of 2011. Discharge growth was enhanced during the six months ended June 30, 2012 compared to the same period of 2011 by the additional day in February due to leap year. Same-store discharges were 3.4% higher period over period for the six months.
Outpatient and other revenues decreased during the second quarter of 2012 compared to the second quarter of 2011 due to the decrease in outpatient volumes, the closure of outpatient satellite clinics in prior periods, and a reduction in home health pricing related to the 2012 Medicare home health rule. The decrease in outpatient volumes was slightly offset by an increase in the number of home health visits included in these volume metrics.
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
While state provider taxes are a regular component of our operating results, during 2011, a new provider tax was implemented in Pennsylvania where we operate nine inpatient hospitals. As a result of the implementation of this new provider tax in Pennsylvania, in the first quarter of 2011, we recorded approximately $3.4 million related to the period from July 1, 2010 through December 31, 2010 when we were notified by Pennsylvania of the specific provider tax refund to be issued to us after Pennsylvania had received approval from CMS on its amended state plan relative to these taxes.
Excluding the state provider tax refunds discussed above, outpatient and other revenues decreased during the six months ended June 30, 2012 compared to the same period of 2011 due to the same reasons discussed above for the quarter-over-quarter decrease.
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
The change in the Provision for doubtful accounts as a percent of Net operating revenues in the three and six months ended June 30, 2012 compared to the same periods of 2011 was primarily the result of an increase in Medicare claim denials.
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
Salaries and benefits increased in the three and six months ended June 30, 2012 compared to the same periods of 2011 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2011 development activities, an approximate 2% merit increase provided to employees on October 1, 2011, and a change in the skills mix of employees at our hospitals. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more registered nurses and CRRNs, which increases our average cost per full-time equivalent, and fewer licensed practical nurses.
Salaries and benefits as a percent of Net operating revenues increased in both 2012 periods presented compared to the same periods of 2011 due primarily to the higher skills mix of our employees in the first half of 2012 compared to the same periods of 2011, an increase in workers' compensation costs, and the ramp up of operations at two new hospitals that opened in the fourth quarter of 2011. These items were offset by improved labor productivity, as shown in our EPOB metric above.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.
As a percent of Net operating revenues, Other operating expenses decreased during the three and six months ended June 30, 2012 compared to the same periods of 2011 due primarily to our increasing revenue base as well as a decrease in self-insurance costs in 2012. As disclosed previously, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. Self-insurance costs associated with professional and general liability risks in the second quarter of 2011 were higher than the second quarter of 2012 due to the need to increase reserves in 2011 based upon the actuarial study completed at that time.
Other operating expenses in the six months ended June 30, 2011 included $1.9 million of expenses associated with the implementation of the new Pennsylvania state provider tax program, as discussed above. Other operating expenses associated with the implementation of our electronic clinical information system were $0.7 million and $1.4 million higher in the three and six months ended June 30, 2012, respectively, compared to the same periods of 2011.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.
The increase in General and administrative expenses during the three and six months ended June 30, 2012 compared to the same periods of 2011 primarily resulted from increased expenses associated with stock-based compensation. Our restricted stock awards contain vesting requirements that include a service condition, market condition, performance condition, or a combination thereof. Due to the Company's recent operating performance, our non-cash expenses associated with these awards increased in 2012.

Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense decreased as a percent of Net operating revenues in the three and six months ended June 30, 2012 compared to the same periods of 2011 due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.
Depreciation and Amortization
Depreciation and amortization was relatively flat during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. While our capital expenditures increased during the latter half of 2011 and the first half of 2012, the majority of these expenditures relate to land and construction in progress for our de novo hospitals and capitalized software costs associated with the implementation of an electronic clinical information system at our hospitals. Depreciation on these assets, excluding land which is non-depreciable, does not begin until the applicable assets are placed in service. Therefore, while we expect depreciation and amortization to increase going forward, we did not experience an increase in these charges during the first half of 2012.
Occupancy Costs
Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs did not change significantly during the periods presented.
Government, Class Action, and Related Settlements
The gain included in Government, class action, and related settlements for the three and six months ended June 30, 2011 resulted from the recovery of assets from Richard M. Scrushy, our former chairman and chief executive officer, as discussed in Note 8, Contingencies, “Litigation By and Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three and six months ended June 30, 2012 and 2011 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These expenses for the three and six months ended June 30, 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits. See Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K and Note 6, Income Taxes, and Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Loss on Early Extinguishment of Debt
In June 2011, we completed a call of $335 million in principal of our 10.75% Senior Notes due 2016. The Loss on early extinguishment of debt during the three and six months ended June 30, 2011 resulted from this transaction.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2012 compared to the same periods of 2011 was due to a decrease in our average borrowings outstanding and a decrease in our average cash interest rate. During 2011, we reduced total debt by approximately $257 million, including the redemption of our 10.75% Senior Notes due 2016. Our average cash interest rate was 7.1% during the three and six months ended June 30, 2012 compared to 8.7% and 8.8% for the three and six months ended June 30, 2011, respectively. Our average cash interest rate decreased as a result of the redemption of the 10.75% Senior Notes due 2016 during 2011, which was our most expensive debt, as well as the amendment to our credit agreement in May 2011 which reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on our revolving credit facility. In addition, pricing on our term loan and revolving credit facility declined an additional 25 basis points in the third quarter of 2011 in conformity with our credit agreement's leverage grid.
For additional information regarding debt and related interest expense, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.

Income from Continuing Operations Before Income Tax Expense
Excluding the Loss on early extinguishment of debt during the three and six months ended June 30, 2011, the increase in our Income from continuing operations before income tax expense during the three and six months ended June 30, 2012 compared to the same periods of 2011 resulted from increased Net operating revenues, improved operating leverage and labor productivity, and a decrease in interest expense.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards ("NOLs"), we currently estimate our cash income tax expense to be approximately $8 million to $12 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three and six months ended June 30, 2012, cash income tax expense was $2.2 million and $4.3 million, respectively, and for the three and six months ended June 30, 2011, cash income tax expense was $1.7 million and $4.2 million, respectively.
Our Provision for income tax expense of $26.9 million and $56.0 million for the three and six months ended June 30, 2012 primarily resulted from the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth.
Our Provision for income tax expense of $11.2 million for the three months ended June 30, 2011 included the following: (1) estimated income tax expense of approximately $12 million based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) a reduction in unrecognized tax benefits due to settlements with state taxing authorities.
Our Provision for income tax expense of $3.8 million for the six months ended June 30, 2011 included the following: (1) estimated income tax expense of approximately $33 million based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (3) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $5 million.
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
As part of our continued efforts to maximize our income tax benefits, we requested a pre-filing agreement with the IRS, the primary purpose of which was to consider whether certain amounts related to the restatement of our financial statements for periods prior to 2003 result in net increases to our federal NOL and adjustments to other tax attributes. The pre-filing agreement program permits taxpayers to resolve certain tax issues in advance of filing their corporate income tax returns. During the three and six months ended June 30, 2012, the amount of gross unrecognized tax benefits increased by approximately $74 million based on these developments. Due to the unique nature of our claims and uncertainties around this process, we did not recognize any amounts associated with our request as of June 30, 2012. In July 2012, the IRS granted our request to utilize the pre-filing agreement process. Depending upon the process undertaken by the IRS to audit and settle these matters, the accounting recognition criteria for these positions could be met either in part or in total as the process continues or upon completion of the process. Therefore, as we continue this process with the IRS, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease to our unrecognized tax benefits, our NOLs, other tax attributes, or any combination thereof that could have a material net favorable impact on income tax expense and our effective income tax rate. Due to the aforementioned uncertainties regarding the outcome of this process, it is not possible to determine the range of any impact at this time.
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
Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues	$0.1	$29.5	$0.8	$86.5
Less: Provision for doubtful accounts	(0.4)	(0.6)	(0.3)	(1.2)
Net operating revenues less provision for doubtful accounts	(0.3)	28.9	0.5	85.3
Costs and expenses	(0.5)	25.7	1.0	53.3
Impairments	—	—	—	1.3
Income (loss) from discontinued operations	0.2	3.2	(0.5)	30.7
Gain on disposal of assets/sale of investments of discontinued operations	5.0	—	5.0	—
Income tax expense	(1.7)	(1.6)	(1.4)	(11.6)
Income from discontinued operations, net of tax	$3.5	$1.6	$3.1	$19.1
Our results of discontinued operations primarily included the operations of the following hospitals: five of our long-term acute care hospitals ("LTCHs") (sold in August 2011) and HealthSouth Hospital of Houston (an LTCH closed in August 2011). The decreases in net operating revenues and costs and expenses in the periods presented were due primarily to the performance and eventual sale or closure of these facilities.
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
During the three and six months ended June 30, 2012, we recognized gains associated with the sale of the real estate associated with the Dallas Medical Center (closed in October 2008) and an investment we had in a cancer treatment center that was part of our former diagnostic division. During the six months ended June 30, 2011, we recorded an impairment charge of $1.3 million related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at this closed facility primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers.
Income tax expense recorded as part of our results of discontinued operations during the three and six months ended June 30, 2011 primarily related to the Delaware Settlement.
See Note 18, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and availability under our revolving credit facility.
The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital markets and general business environment. Maintaining flexibility in our capital structure includes limiting concentrations of debt maturities in any given year, allowing for debt prepayments without onerous penalties, and ensuring our debt agreements are limited in restrictive terms and maintenance covenants.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2016, and, in the second quarter of 2012, both Moody's and S&P upgraded our corporate credit rating. Our balance sheet is strong, our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash.
Current Liquidity
As of June 30, 2012, we had $41.1 million in Cash and cash equivalents. This amount excludes $30.7 million in Restricted cash and $50.5 million of restricted marketable securities ($21.2 million included in Other current assets and $29.3 million included in Other long-term assets in our condensed consolidated balance sheet as of June 30, 2012). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2011 Form 10-K.
In addition to Cash and cash equivalents, as of June 30, 2012, we had approximately $357 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2012, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.
As discussed above in the “Executive Overview” section of this Item, and despite the regulatory uncertainty currently facing healthcare providers, we anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We will also consider opportunistic repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). As noted above, during the first half of 2012, we have repurchased 46,645 shares of our preferred stock.
As of June 30, 2012, we have scheduled principal payments of $9.8 million and $19.6 million in the remainder of 2012 and 2013, respectively, related to long-term debt obligations (see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K). We do not face near-term refinancing risk, as the majority of amounts outstanding under our credit agreement do not mature until 2016, and none of our bonds are due until 2018 and beyond.
See Item 1A, Risk Factors, of the 2011 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2012 and 2011 (in millions):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$195.0	$158.1
Net cash used in investing activities	(88.3)	(49.2)
Net cash used in financing activities	(95.6)	(97.0)
Increase in cash and cash equivalents	$11.1	$11.9
Operating activities. Net cash provided by operating activities increased during the six months ended June 30, 2012 compared to the same period of 2011 due primarily to increased Net operating revenues, improved operating leverage, and a decrease in interest expense. Net cash provided by operating activities for the six months ended June 30, 2011 included the use of $18.0 million related to the premium associated with the redemption of a portion of our 10.75% Senior Notes in June 2011 and a $16.7 million decrease in the liability associated with Refunds due patients and other third-party payors. The decrease in this liability primarily related to a settlement discussed in Note 21, Settlements, to the 2011 Form 10-K.
Investing activities. The increase in Cash flows used in investing activities resulted from increased capital expenditures, including capitalized software costs, in the first half of 2012 compared to the first half of 2011. The increase in our capital expenditures in the first half of 2012 compared to the first half of 2011 primarily resulted from increased hospital refresh projects, the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas (see also "financing activities" below), implementation of our electronic clinical information system, and our de novo development activities, including land purchases. Cash flows used in investing activities during the six months ended June 30, 2011 included $10.9 million related to our final net settlement on our former interest rate swaps.
Financing activities. Cash flows used in financing activities decreased modestly during the first half of 2012 compared to the same period of 2011. Cash flows used in financing activities during the first half of 2012 included the repurchase of 46,645 shares of our convertible perpetual preferred stock, distributions to noncontrolling interests of consolidated affiliates, net principal payments on debt, and dividends paid on our preferred stock offset by capital contributions from consolidated affiliates primarily associated with the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas. Cash flows used in financing activities during the first half of 2011 included net principal payments on debt and debt issuance costs, distributions to noncontrolling interests of consolidated affiliates, and dividends paid on our preferred stock.
Funding Commitments
We have scheduled principal payments of $9.8 million and $19.6 million in the remainder of 2012 and 2013, respectively, related to long-term debt obligations. For additional information about our long-term debt obligations, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.
Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2012, we made capital expenditures of $94.4 million for property and equipment and capitalized software. These expenditures included the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas for approximately $15 million, half of which was reimbursed to us by our joint venture partner through a capital contribution. Based on our year-to-date expenditures through June, we are increasing our estimated capital expenditures for 2012 to a range of approximately $155 million to $190 million from a range of approximately $145 million to $180 million, exclusive of acquisitions. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $80 million to $105 million of this budgeted amount is considered discretionary.
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
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or non-recurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) costs and expenses related to refinancing transactions, (3) any losses from discontinued operations and closed locations, (4) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard M. Scrushy discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K and Note 8, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (5) share-based compensation expense. We also subtract from consolidated Net income all unusual or non-recurring items to the extent they increase consolidated Net income.
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

Our Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$59.9	$32.3	$116.7	$123.8
Income from discontinued operations, net of tax, attributable to HealthSouth	(3.5)	(2.5)	(3.1)	(20.1)
Provision for income tax expense	26.9	11.2	56.0	3.8
Interest expense and amortization of debt discounts and fees	23.0	34.9	46.3	70.0
Loss on early extinguishment of debt	—	26.1	—	26.1
Professional fees—accounting, tax, and legal	5.5	8.4	9.1	12.2
Government, class action, and related settlements	—	(10.6)	—	(10.6)
Net noncash loss on disposal of assets	0.6	1.0	1.4	1.1
Depreciation and amortization	20.0	19.6	39.5	39.1
Stock-based compensation expense	5.9	5.3	12.0	9.5
Net income attributable to noncontrolling interests	(13.2)	(10.4)	(25.8)	(22.1)
Adjusted EBITDA	$125.1	$115.3	$252.1	$232.8
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$195.0	$158.1
Provision for doubtful accounts	(12.8)	(9.8)
Professional fees—accounting, tax, and legal	9.1	12.2
Interest expense and amortization of debt discounts and fees	46.3	70.0
Equity in net income of nonconsolidated affiliates	6.4	5.7
Net income attributable to noncontrolling interests in continuing operations	(25.8)	(23.1)
Amortization of debt discounts and fees	(1.8)	(2.4)
Distributions from nonconsolidated affiliates	(5.5)	(5.5)
Current portion of income tax expense (benefit)	4.3	(1.4)
Change in assets and liabilities	38.4	28.3
Premium received on bond issuance	—	(4.1)
Premium paid on bond redemption	—	18.0
Change in government, class action, and related settlements	—	(6.5)
Net cash provided by operating activities of discontinued operations	(1.7)	(7.2)
Other	0.2	0.5
Adjusted EBITDA	$252.1	$232.8
The increase in Adjusted EBITDA was due primarily to the increase in Net operating revenues discussed above, as well as improved operating leverage and labor productivity. Adjusted EBITDA for the six months ended June 30, 2011 benefited by approximately $1.5 million of net Pennsylvania state provider taxes, as discussed above.
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
We are secondarily liable for certain lease obligations associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007, and one joint venture entity which we account for using the equity method of accounting. As of June 30, 2012, we were secondarily liable for 14 such guarantees. The remaining terms of these guarantees range from one month to 84 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $20.5 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2012 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 8, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2012	2,675	(2)	$20.00	—	$125,000,000
May 1 through May 31, 2012	516	(3)	21.96	—	125,000,000
June 1 through June 30, 2012	—		—	—	125,000,000
Total	3,191		20.32	—

(1)	On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. During the three and six months ended June 30, 2012, there were no repurchases of our common stock. For further discussion of this repurchase authorization and our authorization to repurchase convertible preferred stock and warrants, see the “Executive Overview – Stock Repurchase Authorization” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

(2)
These shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors' Deferred Stock Investment Plan. This plan is a non-qualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market. The directors' rights to the shares are non-forfeitable, but the shares are not released to the directors until six months after departure from our board. At June 30, 2012, this plan held 69,252 common shares.

(3)	These shares were tendered by an employee as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH Corporation

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 27, 2012

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document