Form 10-Q
period 2012-09-30
HEALTHSOUTH CORP
filed 2012-10-26
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

The registrant had 95,661,996 shares of common stock outstanding, net of treasury shares, as of October 22, 2012.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions, Except Per Share Data)
Net operating revenues	$537.0	$497.7	$1,609.0	$1,508.8
Less: Provision for doubtful accounts	(7.0)	(5.1)	(19.8)	(14.9)
Net operating revenues less provision for doubtful accounts	530.0	492.6	1,589.2	1,493.9
Operating expenses:
Salaries and benefits	262.3	245.0	780.7	730.6
Other operating expenses	75.4	70.3	222.8	216.6
General and administrative expenses	29.3	26.4	87.3	80.7
Supplies	23.8	24.7	76.2	76.7
Depreciation and amortization	21.3	19.5	60.8	58.6
Occupancy costs	11.8	12.5	36.6	36.2
Loss on disposal of assets	1.6	2.8	3.0	3.9
Government, class action, and related settlements	(3.5)	—	(3.5)	(10.6)
Professional fees—accounting, tax, and legal	4.1	4.0	13.2	16.2
Total operating expenses	426.1	405.2	1,277.1	1,208.9
Loss on early extinguishment of debt	1.3	12.7	1.3	38.8
Interest expense and amortization of debt discounts and fees	23.5	26.3	69.8	96.3
Other income	(6.1)	(0.2)	(7.4)	(1.5)
Equity in net income of nonconsolidated affiliates	(3.3)	(3.1)	(9.7)	(8.8)
Income from continuing operations before income tax expense	88.5	51.7	258.1	160.2
Provision for income tax expense	28.1	18.1	84.1	21.9
Income from continuing operations	60.4	33.6	174.0	138.3
(Loss) income from discontinued operations, net of tax	(0.5)	34.7	2.6	53.8
Net income	59.9	68.3	176.6	192.1
Less: Net income attributable to noncontrolling interests	(12.8)	(11.3)	(38.6)	(33.4)
Net income attributable to HealthSouth	47.1	57.0	138.0	158.7
Less: Convertible perpetual preferred stock dividends	(5.7)	(6.5)	(18.1)	(19.5)
Less: Repurchase of convertible perpetual preferred stock	—	—	(0.8)	—
Net income attributable to HealthSouth common shareholders	$41.4	$50.5	$119.1	$139.2
Weighted average common shares outstanding:
Basic	94.7	93.3	94.6	93.2
Diluted	108.1	109.2	108.2	109.1
Basic and diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.44	$0.17	$1.23	$0.90
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	—	0.37	0.03	0.59
Net income attributable to HealthSouth common shareholders	$0.44	$0.54	$1.26	$1.49
Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$47.6	$22.2	$135.4	$103.8
(Loss) income from discontinued operations, net of tax	(0.5)	34.8	2.6	54.9
Net income attributable to HealthSouth	$47.1	$57.0	$138.0	$158.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Millions)
COMPREHENSIVE INCOME
Net income	$59.9	$68.3	$176.6	$192.1
Other comprehensive income (loss), net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	1.1	(0.7)	2.1	0.2
Reclassifications to net income	—	—	—	(0.5)
Other comprehensive income (loss), net of tax	1.1	(0.7)	2.1	(0.3)
Comprehensive income	61.0	67.6	178.7	191.8
Less: Comprehensive income attributable to noncontrolling interests	(12.8)	(11.3)	(38.6)	(33.4)
Comprehensive income attributable to HealthSouth	$48.2	$56.3	$140.1	$158.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$163.2	$30.1
Accounts receivable, net of allowance for doubtful accounts of $26.7 in 2012; $21.4 in 2011	247.5	222.8
Other current assets	138.1	138.1
Total current assets	548.8	391.0
Property and equipment, net	739.3	664.4
Goodwill	437.3	421.7
Intangible assets, net	73.6	57.7
Deferred income tax assets	526.5	608.1
Other long-term assets	130.7	128.3
Total assets	$2,456.2	$2,271.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51.9	$45.4
Accrued expenses and other current liabilities	325.9	267.8
Total current liabilities	377.8	313.2
Long-term debt, net of current portion	1,242.3	1,235.8
Other long-term liabilities	137.9	133.2
	1,758.0	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	342.2	387.4
Shareholders’ equity:
HealthSouth shareholders’ equity	244.7	117.0
Noncontrolling interests	111.3	84.6
Total shareholders’ equity	356.0	201.6
Total liabilities and shareholders’ equity	$2,456.2	$2,271.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed balance sheets.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders' Equity
(Unaudited)

	Nine Months Ended September 30, 2012
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	95.2	$1.0	$2,874.7	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.6
Comprehensive income:
Net income	—	—	—	138.0	—	—	38.6	176.6	$176.6
Other comprehensive income, net of tax	—	—	—	—	2.1	—	—	2.1	2.1
Comprehensive income									$178.7
Receipt of treasury stock	(0.7)	—	—	—	—	(11.9)	—	(11.9)
Dividends declared on convertible perpetual preferred stock	—	—	(18.1)	—	—	—	—	(18.1)
Stock-based compensation	—	—	18.1	—	—	—	—	18.1
Distributions declared	—	—	—	—	—	—	(34.2)	(34.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	11.4	11.4
Consolidation of St. Vincent Rehabilitation Hospital	—	—	—	—	—	—	13.9	13.9
Other	1.2	—	1.6	—	—	(2.1)	(3.0)	(3.5)
Balance at end of period	95.7	$1.0	$2,876.3	$(2,471.7)	$1.9	$(162.8)	$111.3	$356.0

	Nine Months Ended September 30, 2011
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
Balance at beginning of period	93.4	$1.0	$2,873.5	$(2,818.4)	$0.5	$(141.8)	$83.0	$(2.2)
Comprehensive income:
Net income	—	—	—	158.7	—	—	33.4	192.1	$192.1
Other comprehensive loss, net of tax	—	—	—	—	(0.3)	—	—	(0.3)	(0.3)
Comprehensive income									$191.8
Receipt of treasury stock	(0.2)	—	—	—	—	(4.3)	—	(4.3)
Dividends declared on convertible perpetual preferred stock	—	—	(19.5)	—	—	—	—	(19.5)
Stock-based compensation	—	—	14.4	—	—	—	—	14.4
Stock options exercised	0.2	—	4.4	—	—	—	—	4.4
Distributions declared	—	—	—	—	—	—	(29.5)	(29.5)
Other	1.9	—	2.2	—	—	(2.5)	(3.0)	(3.3)
Balance at end of period	95.3	$1.0	$2,875.0	$(2,659.7)	$0.2	$(148.6)	$83.9	$151.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In Millions)
Cash flows from operating activities:
Net income	$176.6	$192.1
Income from discontinued operations	(2.6)	(53.8)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	19.8	14.9
Provision for government, class action, and related settlements	(3.5)	(10.6)
Depreciation and amortization	60.8	58.6
Loss on early extinguishment of debt	1.3	38.8
Amortization of debt discounts	2.7	3.3
Equity in net income of nonconsolidated affiliates	(9.7)	(8.8)
Distributions from nonconsolidated affiliates	7.9	9.7
Stock-based compensation	18.1	14.4
Deferred tax expense	80.4	23.4
Other	(2.3)	3.8
Increase in assets—
Accounts receivable	(42.3)	(27.4)
Other assets	(8.0)	(13.1)
Increase (decrease) in liabilities—
Accounts payable	1.4	0.8
Other liabilities	(5.8)	(10.2)
Premium on bond issuance	—	4.1
Premium paid on redemption of bonds	—	(26.9)
Refunds due patients and other third-party payors	3.3	(15.8)
Government, class action, and related settlements	2.6	6.5
Net cash provided by operating activities of discontinued operations	1.5	9.4
Total adjustments	128.2	74.9
Net cash provided by operating activities	302.2	213.2

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(112.5)	(55.9)
Capitalized software costs	(15.7)	(6.0)
Purchase of restricted investments	(8.6)	(8.0)
Net change in restricted cash	7.6	6.3
Net settlements on interest rate swaps	—	(10.9)
Other	(2.8)	—
Net cash provided by (used in) investing activities of discontinued operations
Proceeds from sale of LTCHs	—	107.9
Other investing activities of discontinued operations	7.7	(0.7)
Net cash (used in) provided by investing activities	(124.3)	32.7
Cash flows from financing activities:
Principal borrowings on term loan	—	100.0
Proceeds from bond issuance	275.0	120.0
Principal payments on debt, including pre-payments	(101.3)	(503.0)
Borrowings on revolving credit facility	135.0	338.0
Payments on revolving credit facility	(245.0)	(238.0)
Principal payments under capital lease obligations	(8.9)	(10.1)
Repurchase of convertible perpetual preferred stock	(46.0)	—
Debt issue costs	(7.0)	(4.3)
Dividends paid on convertible perpetual preferred stock	(18.9)	(19.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(37.6)	(34.0)
Contributions from consolidated affiliates	9.5	—
Other	0.4	4.3
Net cash used in financing activities	(44.8)	(246.6)
Increase (decrease) in cash and cash equivalents	133.1	(0.7)
Cash and cash equivalents at beginning of period	30.1	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of period	—	0.1
Less: Cash and cash equivalents of facilities in discontinued operations at end of period	—	—
Cash and cash equivalents at end of period	$163.2	$47.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
During the third quarter of 2012, we negotiated with our partner to amend the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective. See Note 2, Investments in and Advances to Nonconsolidated Affiliates.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Net Operating Revenues—
During the three and nine months ended September 30, 2012 and 2011, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Medicare	73.1%	72.0%	73.1%	71.8%
Medicaid	1.4%	1.6%	1.3%	1.7%
Workers’ compensation	1.5%	1.6%	1.5%	1.7%
Managed care and other discount plans	19.1%	20.0%	19.4%	19.8%
Other third-party payors	2.0%	1.9%	1.8%	2.0%
Patients	1.4%	1.3%	1.4%	1.2%
Other income	1.5%	1.6%	1.5%	1.8%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
We use the with-and-without method to determine when we will recognize excess tax benefits from stock-based compensation. Under this method, we recognize these excess tax benefits only after we fully realize the tax benefits of net operating losses. See Note 7, Income Taxes.
Recent Accounting Pronouncements—
In May 2011, the Financial Accounting Standards Board amended its guidance to clarify its intent about the application of existing fair value measurement and disclosure requirements. The primary impact to us resulted from additional disclosure requirements included in the amended guidance, including the requirements to categorize by level of the fair value hierarchy items not measured at fair value in our balance sheet but for which fair value is required to be disclosed. We adopted this guidance as of January 1, 2012. Our adoption of this standard primarily impacted our fair value disclosures related to our long-term debt and had no impact on our financial position, results of operations, or cash flows. See Note 6, Fair Value Measurements.
See also the "Reclassifications" section of this note.
Since the filing of the 2011 Form 10-K, we do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2012 and December 31, 2011, we had $20.9 million and $29.0 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 13 partially owned subsidiaries, of which 9 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues	$18.6	$22.4	$64.2	$64.0
Operating expenses	(9.6)	(13.3)	(37.5)	(39.1)
Income from continuing operations, net of tax	7.1	7.0	21.5	19.6
Net income	7.1	7.0	21.5	19.6
During the third quarter of 2012, we negotiated with our partner to amend the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective. In accordance with the applicable guidance, we accounted for this change in control as a business combination and consolidated this entity using the acquisition method. The consolidation of St. Vincent Rehabilitation Hospital did not have a material impact on our financial position, results of operations, or cash flows. As a result of our consolidation of this hospital and the remeasurement of our previously held equity

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

interest at fair value, goodwill increased by $15.6 million and we recorded a $4.9 million gain as part of Other income during the three and nine months ended September 30, 2012.

3.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2012	December 31, 2011
Credit Agreement-
Advances under revolving credit facility	$—	$110.0
Term loan facility	—	97.5
Bonds payable-
7.25% Senior Notes due 2018	336.6	336.7
8.125% Senior Notes due 2020	286.1	285.8
7.75% Senior Notes due 2022	311.9	312.0
5.75% Senior Notes due 2024	275.0	—
Other bonds payable	—	1.5
Other notes payable	37.3	35.3
Capital lease obligations	75.0	75.9
	1,321.9	1,254.7
Less: Current portion	(79.6)	(18.9)
Long-term debt, net of current portion	$1,242.3	$1,235.8

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2012	$67.5	$67.8
2013	14.2	14.2
2014	10.5	10.5
2015	8.0	8.0
2016	8.0	8.0
2017	7.1	7.1
Thereafter	1,207.1	1,206.3
Total	$1,322.4	$1,321.9
On August 10, 2012, we amended and restated our existing credit agreement (the “2012 Credit Agreement”). The following is a summary of the material provisions that changed as a result of this amendment and restatement:

•	It increased the maximum capacity under the senior secured revolving credit facility from $500 million to $600 million;

•
It reduced by 50 basis points each of the various applicable interest rates for any outstanding balance on the revolving credit facility, depending on the leverage ratio (as defined in the 2012 Credit Agreement), during a given interest rate period;

•	It repaid and eliminated the existing $95 million term loan by drawing under the revolving credit facility;

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•	It amended the existing $200 million accordion feature to permit future increases in revolving borrowing capacity or new term loans, or both, in an aggregate amount not to exceed $300 million;

•	It permitted secured borrowings by nonguarantor subsidiaries outside the 2012 Credit Agreement in an aggregate amount not to exceed $100 million;

•
It permitted, in addition to the existing specified types of permitted restricted payments, restricted payments for the repurchase of the Company's 6.50% series A convertible perpetual preferred stock so long as there is no default or event of default and the leverage ratio is no greater than 3:1 after giving pro forma effect to each repurchase;

•
It permitted capital expenditures of $300 million in each of fiscal years 2012 and 2013 and $250 million in each fiscal year thereafter, which amounts are subject to increase based on any unused amount from the prior fiscal year, plus (a) an aggregate cumulative amount equal to 50% of the Excess Cash Flow (as defined in the 2012 Credit Agreement), and (b) certain other amounts including net cash proceeds from certain equity issuances; and

•	It extended the maturity date for the revolving credit facility from May 2016 to August 2017.
All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K. After closing on August 10, 2012, $195 million were drawn on the revolving credit facility, and $41.4 million were drawn on the $260 million letter of credit subfacility. As a result of this amendment, we recorded a $1.3 million Loss on early extinguishment of debt during the three and nine months ended September 30, 2012.
On September 11, 2012, we completed a public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount. Net proceeds from this offering were approximately $270 million. We used $195 million of the net proceeds to repay the amounts outstanding under our revolving credit facility. Additionally, on October 9, 2012, $64.5 million of the net proceeds were used to redeem $33.5 million of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and $31.0 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. The notes were redeemed at a price of 103%, which resulted in an additional cash outlay of $1.9 million from the net proceeds. As a result of this redemption, we expect to record an approximate $2.7 million Loss on early extinguishment of debt in the fourth quarter of 2012. The balance of the net proceeds of this offering were used for general corporate purposes.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.

4.	Convertible Perpetual Preferred Stock
The following is a summary of the activity related to our Convertible perpetual preferred stock from December 31, 2011 to September 30, 2012 (in millions, except share data):

	Number of Shares Outstanding	Amount
Balance as of December 31, 2011	400,000	$387.4
Repurchase of preferred stock	(46,645)	(45.2)
Balance as of September 30, 2012	353,355	$342.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2012, we repurchased 46,645 shares of our 6.50% Series A Convertible Perpetual Preferred Stock for total cash consideration of $46.5 million, including fees. No common stock was issued as part of these transactions. The allocation of the purchase price is as follows (in millions):

Nine Months Ended
September 30, 2012
Carrying value of shares repurchased	$45.2
Cumulative dividends paid as part of purchase price	0.5
Excess paid in transaction	0.8
$46.5
The difference between the fair value of the consideration paid to the holders of the preferred stock, or $46.5 million, and the carrying value of the preferred stock in our balance sheet, or $45.2 million, resulted in a charge of $1.3 million to Capital in excess of par value that was treated like a dividend and subtracted from Net income to arrive at Net income attributable to HealthSouth common shareholders in our condensed consolidated statement of operations for the nine months ended September 30, 2012. Of this amount, $0.5 million represents cumulative dividends through the date of the repurchase transactions.
As of September 30, 2012 and December 31, 2011, accrued dividends of $5.7 million and $6.5 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. These accrued dividends were paid in October 2012 and January 2012, respectively.
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
As of September 30, 2012, we were secondarily liable for 11 such guarantees. The remaining terms of these guarantees ranged from one month to 54 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $11.1 million.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$22.7	$—	$22.7	$—	M
Other long-term assets:
Restricted marketable securities	33.0	—	33.0	—	M
As of December 31, 2011
Other current assets:
Current portion of restricted marketable securities	$15.0	$—	$15.0	$—	M
Other long-term assets:
Restricted marketable securities	30.2	—	30.2	—	M
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
As a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $4.9 million gain as part of Other income during the three and nine months ended September 30, 2012. We determined the fair value of our previously held equity interest using valuation techniques that included the income approach and a third-party appraisal. The income approach included the use of the hospital's projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results use management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. During the three and nine months ended September 30, 2011, we did not record a gain or loss related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
During the three and nine months ended September 30, 2011, we recorded impairment charges of $4.6 million and $5.9 million, respectively, as part of our results of discontinued operations. These charges related to a hospital that was closed in 2011 and one that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospitals based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers.

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

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$110.0	$110.0
Term Loan Facility	—	—	97.5	97.5
7.25% Senior Notes due 2018	336.6	364.3	336.7	330.0
8.125% Senior Notes due 2020	286.1	324.5	285.8	290.0
7.75% Senior Notes due 2022	311.9	339.5	312.0	301.1
5.75% Senior Notes due 2024	275.0	280.5	—	—
Other bonds payable	—	—	1.5	1.5
Other notes payable	37.3	37.3	35.3	35.3
Financial commitments:
Letters of credit	—	41.4	—	44.6
See also Note 3, Long-term Debt.
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, "Fair Value Measurements," to the consolidated financial statements accompanying the 2011 Form 10-K.

7.	Income Taxes
Our Provision for income tax expense of $28.1 million and $84.1 million for the three and nine months ended September 30, 2012 included the following: (1) estimated income tax expense of approximately $30 million and $86 million, respectively, based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) an approximate $1 million reduction in our valuation allowance associated with certain capital loss carryforwards, as discussed below, and (3) an approximate $1 million reduction in unrecognized tax benefits due to settlements with taxing authorities and the lapse of applicable statutes of limitation for certain state matters.
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
The $553.1 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2012 ($26.6 million included in Other current assets) reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2012, we maintained a valuation allowance of $49.1 million due to uncertainties related to our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. During the third quarter of 2012, we reduced our valuation allowance associated with certain capital loss carryforwards

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

by $1 million primarily as a result of capital gains generated by legal entity restructuring activities at one of our subsidiaries. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
Our NOLs exclude approximately $8.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value in the period they reduce taxes payable.
Our Provision for income tax expense of $18.1 million for the three months ended September 30, 2011 included the following: (1) estimated income tax expense of approximately $16 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) approximately $2 million of income tax benefit associated with a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the corresponding receipt of interest income on these refunds.
Our Provision for income tax expense of $21.9 million for the nine months ended September 30, 2011 included the following: (1) estimated income tax expense of approximately $50 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (4) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $8 million.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $79.0 million and $6.0 million as of September 30, 2012 and December 31, 2011, respectively, all of which would affect our effective tax rate if recognized. The amount of gross unrecognized tax benefits changed during the nine months ended September 30, 2012 primarily based on ongoing discussions with taxing authorities as part of our continued pursuit of the maximization of our tax benefits, primarily related to our federal NOL, as discussed below. In October 2012, we submitted additional net positive claims to the IRS. Because these claims were determined and submitted to the IRS after the balance sheet date, they are not included in the gross unrecognized income tax benefits reconciliation presented below.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2011	$6.0	$0.1
Gross amount of increases in unrecognized tax benefits related to prior periods	74.1	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(0.7)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.4)	(0.1)
Balance at September 30, 2012	$79.0	$—

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Net interest income recorded as part of our income tax provision during the three and nine months ended September 30, 2012 and 2011 was not material. Accrued interest income related to income taxes as of September 30, 2012 and December 31, 2011 was not material.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. We are currently under audit by the IRS for the 2009 and 2010 tax years and by one state for tax years 2007 and 2008.
For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. However, at this time, we cannot estimate a range of the reasonably possible change that may occur.
In addition, we continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our income tax benefits, primarily related to our federal NOL. As part of our pursuit of these benefits, we requested a pre-filing agreement with the IRS, the primary purpose of which was to consider whether certain amounts related to the restatement of our financial statements for periods prior to 2003 result in net increases to our federal NOL and adjustments to other tax attributes. The pre-filing agreement program permits taxpayers to resolve certain tax issues in advance of filing their corporate income tax returns. Due to the unique nature of our claims and uncertainties around this process, we did not recognize any amounts associated with our request as of September 30, 2012. In July 2012, the IRS granted our request to utilize the pre-filing agreement process. Depending upon the process undertaken by the IRS to audit and settle these matters, the accounting recognition criteria for these positions could be met either in part or in total as the process continues or upon completion of the process. Therefore, as we continue this process with the IRS, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease to our unrecognized tax benefits, our NOLs, other tax attributes, or any combination thereof that could have a material net favorable impact on income tax expense and our effective income tax rate. Due to the aforementioned uncertainties regarding the outcome of this process, it is not possible to determine the range of any impact at this time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations	$60.4	$33.6	$174.0	$138.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(12.8)	(11.4)	(38.6)	(34.5)
Less: Convertible perpetual preferred stock dividends	(5.7)	(6.5)	(18.1)	(19.5)
Less: Repurchase of convertible perpetual preferred stock	—	—	(0.8)	—
Income from continuing operations attributable to HealthSouth common shareholders	41.9	15.7	116.5	84.3
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.5)	34.8	2.6	54.9
Net income attributable to HealthSouth common shareholders	$41.4	$50.5	$119.1	$139.2

Denominator:
Basic weighted average common shares outstanding	94.7	93.3	94.6	93.2
Diluted weighted average common shares outstanding	108.1	109.2	108.2	109.1

Basic and diluted earnings per common share:
Income from continuing operations attributable to HealthSouth common shareholders	$0.44	$0.17	$1.23	$0.90
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	—	0.37	0.03	0.59
Net income attributable to HealthSouth common shareholders	$0.44	$0.54	$1.26	$1.49
Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the three and nine months ended September 30, 2012, the number of potential shares approximated 13.4 million and 13.6 million, respectively. For the three and nine months ended September 30, 2011, the number of potential shares approximated 15.9 million. For the three and nine months ended September 30, 2012, approximately 11.6 million and 12.2 million of the potential shares, respectively, related to our Convertible perpetual preferred stock. For the three and nine months ended September 30, 2011, approximately 13.1 million of the potential shares related to our Convertible perpetual preferred stock. For the three months ended September 30, 2012, basic and diluted earnings per common share amounts are the same due to rounding. For the nine months ended September 30, 2012 and the three and nine months ended September 30, 2011, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an anti-dilutive per share amount. Therefore, basic and diluted earnings per common share are the same for all periods presented.
Options to purchase approximately 1.8 million and 1.1 million shares of common stock were outstanding as of September 30, 2012 and 2011, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

See Note 4, Convertible Perpetual Preferred Stock, to these financial statements and Note 11, Convertible Perpetual Preferred Stock, and Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

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
Derivative Litigation—
All lawsuits purporting to be derivative complaints filed in the Circuit Court of Jefferson County, Alabama since 2002 have been consolidated and stayed in favor of the first-filed action captioned Tucker v. Scrushy and filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed. The Tucker complaint asserted claims on our behalf against, among others, a number of our former officers and directors and Ernst & Young LLP, our former auditor. When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy, our former chairman and chief executive officer, and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. The Tucker derivative litigation, including a $2.9 billion judgment against Mr. Scrushy, and the related settlements to date are more fully described in “Litigation Against Richard M. Scrushy” and “Litigation By and Against Former Independent Auditor” below and in Note 21, Settlements, “UBS Litigation Settlement,” and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K.
Litigation Against Richard M. Scrushy—
On June 18, 2009, the Circuit Court of Jefferson County, Alabama ruled in the Tucker case on our derivative claims against Mr. Scrushy presented during a nonjury trial held May 11 to May 26, 2009. The court held Mr. Scrushy responsible for fraud and breach of fiduciary duties and awarded us $2.9 billion in damages. On July 24, 2009, Mr. Scrushy filed a notice of appeal of the trial court’s decision, and the parties subsequently submitted their briefs to the Supreme Court of Alabama. On January 28, 2011, the Supreme Court upheld the trial court’s decision in its entirety. On April 15, 2011, the Alabama Supreme Court denied Mr. Scrushy's application for a rehearing of its initial decision.
We will pursue collection aggressively and to the fullest extent permitted by law. We, in coordination with derivative plaintiffs' counsel, are attempting to locate, in order to collect the judgment, Mr. Scrushy's current assets and other assets we believe were improperly disposed. Part of this effort is a fraudulent transfer complaint filed on July 2, 2009 against Mr. Scrushy and a number of related entities by derivative plaintiffs for the benefit of HealthSouth in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al. While these collection efforts continue, some of Mr. Scrushy’s assets have been seized and sold at auction pursuant to the state law procedure for collection of a judgment. Other assets will likewise be sold from time to time. On May 3, 2011, the Circuit Court of Jefferson County entered an order for distribution of amounts collected and liquidated. After reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative shareholder plaintiffs for property maintenance of and fees incurred to locate Mr. Scrushy's assets and after recording a liability for the federal plaintiffs' 25% apportionment of any net recovery from Mr. Scrushy as required in our consolidated securities action settlement, we recorded a $12.3 million net gain in Government, class action, and related settlements in our consolidated statement of operations for the year ended December 31, 2011 in connection with our receipt of cash distributions. During the three and nine months ended September 30, 2012, we recorded a $3.5 million net gain in Government, class action, and related settlements in our consolidated statement of operations in connection with our receipt of additional cash distributions.
For further discussion of our consolidated securities action settlement that previously resolved claims brought against us by former stockholders and bondholders, see Note 21, Settlements, "Securities Litigation Settlement" to the consolidated financial statements accompanying the 2011 Form 10-K. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative shareholder plaintiffs. In connection with those obligations, during 2011, $5.2 million of the amounts previously collected were distributed to attorneys for the derivative

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

shareholder plaintiffs. During the three and nine months ended September 30, 2012, an additional $1.4 million of the amounts collected were distributed to attorneys for the derivative shareholder plaintiffs. We recorded these cash distributions as part of Professional fees—accounting, tax, and legal in our condensed consolidated statements of operations for the year ended December 31, 2011 and the three and nine months ended September 30, 2012.
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
We are vigorously pursuing our claims against Ernst & Young and defending the claims against us. The three-person arbitration panel that is adjudicating the claims and counterclaims in arbitration was selected under rules of the American Arbitration Association (the "AAA"). The trial phase of the arbitration process began on July 12, 2010 and is currently stayed. We requested that the panel review and consider the ongoing proceedings in another case, In re State of Alabama Department of Revenue v. HealthSouth Corporation, et al., which the Supreme Court of Alabama agreed on August 17, 2012 to hear on appeal. The In re Alabama case is itself unrelated to the Ernst & Young arbitration but does involve an issue of Alabama law that is in dispute in the arbitration. The issue is whether, under Alabama law, the wrongdoing of disloyal employees can or should be imputed to the employer. The Supreme Court is scheduled to hear oral arguments on November 7, 2012.
However, pursuant to an order of the AAA panel, all aspects of the arbitration are confidential. Accordingly, we will not discuss the details of the arbitration until there is a resolution. Based on the stage of arbitration, and review of the current facts and circumstances, we do not believe there is a reasonable possibility of a loss that might result from an adverse judgment or a settlement of this case.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In 2008, after we obtained discovery concerning the circumstances that lead to the entry of the Consent Judgment, we filed a motion in the Michigan Action asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On March 9, 2010, General Medicine filed an appeal of the court's decision to the Sixth Circuit Court of Appeals. The parties agreed to a voluntary stay of the Alabama Action pending the outcome of General Medicine's appeal to the Sixth Circuit Court of Appeals. On April 10, 2012, a three-judge panel of the Sixth Circuit Court of Appeals reversed the lower court's ruling and reinstated the Consent Judgment. On June 26, 2012, the Sixth Circuit Court of Appeals denied our application for rehearing by the full court. Due to the conclusion of the appeal in the Michigan Action, General Medicine requested reactivation of the Alabama Action in the Circuit Court of Jefferson County, Alabama. On October 4, 2012, the Alabama Action was assigned to a judge in the commercial litigation docket. An initial status conference has been set for November 9, 2012.

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
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs' counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers removed the case to federal court on September 14, 2012. We filed a motion to remand the case back to state court on October 12, 2012. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. On May 29, 2012, the Supreme Court of South Carolina granted the parties' joint motion to submit the appeal directly to that court. The parties have completed their briefing for the appeal, and the Supreme Court heard oral arguments on October 17, 2012. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $12.3 million in Accrued expenses and other current liabilities in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 with a corresponding receivable of $7.7 million in Other current assets for the portion of the claim we expect to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our consolidated statement of operations for the year ended December 31, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we made a $6.0 million payment through HCS, Ltd. to the Richland County Clerk as a deposit during the on-going appeal process. The deposit is a restricted asset included in Other current assets in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.	Condensed Consolidating Financial Information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in nonguarantor subsidiaries and nonguarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting with the related investment presented within the line item Intercompany receivable in the accompanying condensed consolidating balance sheets.
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
In the third quarter of 2012, we revised our condensed consolidating statements of cash flows for the nine months ended September 30, 2011 to adjust cash flows from operating activities to eliminate equity in earnings from affiliates, which is a noncash activity. The impact of this revision, along with other immaterial classification revisions, was to decrease cash flows from operating activities (and, correspondingly increase cash flows from financing activities) for HealthSouth Corporation, Guarantor Subsidiaries, and Nonguarantor Subsidiaries by $196.6 million, $11.1 million, and $3.0 million, respectively, with an offset to Eliminating Entries. This revision is not material to the related financial statements for any prior periods and had no impact on our consolidated statements of cash flows. As prior period financial information is presented in future filings, we will similarly revise the condensed consolidating statements of cash flows.
During the third quarter of 2012, certain wholly owned subsidiaries of HealthSouth made a dividend or distribution of available cash, including intercompany receivable balances, to their parents. These dividends and distributions impacted the Intercompany receivable and HealthSouth shareholders' equity (deficit) line items in the accompanying condensed consolidating balance sheet as of September 30, 2012 but had no impact on the consolidated financial statements of HealthSouth Corporation. Historically, regular dividends or distributions of available cash, including intercompany receivable balances resulting from HealthSouth's routine sweeps of the cash balances under cash management arrangements at wholly owned subsidiaries, have not been made by HealthSouth's wholly owned subsidiaries to their parents. Going forward, we intend to make such dividends and distributions periodically.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$7.3	$380.6	$164.6	$(15.5)	$537.0
Less: Provision for doubtful accounts	(0.1)	(4.6)	(2.3)	—	(7.0)
Net operating revenues less provision for doubtful accounts	7.2	376.0	162.3	(15.5)	530.0
Operating expenses:
Salaries and benefits	7.6	179.7	78.4	(3.4)	262.3
Other operating expenses	4.9	53.4	25.0	(7.9)	75.4
General and administrative expenses	29.3	—	—	—	29.3
Supplies	0.2	16.8	6.8	—	23.8
Depreciation and amortization	2.3	14.5	4.5	—	21.3
Occupancy costs	1.3	10.8	3.9	(4.2)	11.8
Loss on disposal of assets	—	1.5	0.1	—	1.6
Government, class action, and related settlements	(3.5)	—	—	—	(3.5)
Professional fees—accounting, tax, and legal	4.1	—	—	—	4.1
Total operating expenses	46.2	276.7	118.7	(15.5)	426.1
Loss on early extinguishment of debt	1.3	—	—	—	1.3
Interest expense and amortization of debt discounts and fees	21.2	1.9	0.7	(0.3)	23.5
Other income	(0.7)	(5.0)	(0.7)	0.3	(6.1)
Equity in net income of nonconsolidated affiliates	(1.4)	(1.9)	—	—	(3.3)
Equity in net income of consolidated affiliates	(67.6)	(4.8)	—	72.4	—
Management fees	(23.8)	18.5	5.3	—	—
Income from continuing operations before income tax (benefit) expense	32.0	90.6	38.3	(72.4)	88.5
Provision for income tax (benefit) expense	(15.2)	33.9	9.4	—	28.1
Income from continuing operations	47.2	56.7	28.9	(72.4)	60.4
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	(0.6)	—	(0.5)
Net Income	47.1	56.9	28.3	(72.4)	59.9
Less: Net income attributable to noncontrolling interests	—	—	(12.8)	—	(12.8)
Net income attributable to HealthSouth	$47.1	$56.9	$15.5	$(72.4)	$47.1
Comprehensive income	$48.2	$56.9	$28.3	$(72.4)	$61.0
Comprehensive income attributable to HealthSouth	$48.2	$56.9	$15.5	$(72.4)	$48.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.6	$352.3	$151.1	$(11.3)	$497.7
Less: Provision for doubtful accounts	(0.1)	(3.5)	(1.5)	—	(5.1)
Net operating revenues less provision for doubtful accounts	5.5	348.8	149.6	(11.3)	492.6
Operating expenses:
Salaries and benefits	7.4	169.3	71.7	(3.4)	245.0
Other operating expenses	3.4	49.5	22.8	(5.4)	70.3
General and administrative expenses	26.4	—	—	—	26.4
Supplies	0.2	17.4	7.1	—	24.7
Depreciation and amortization	2.3	13.0	4.2	—	19.5
Occupancy costs	1.4	9.2	4.4	(2.5)	12.5
Loss on disposal of assets	—	2.8	—	—	2.8
Professional fees—accounting, tax, and legal	4.0	—	—	—	4.0
Total operating expenses	45.1	261.2	110.2	(11.3)	405.2
Loss on early extinguishment of debt	12.7	—	—	—	12.7
Interest expense and amortization of debt discounts and fees	23.8	2.1	0.7	(0.3)	26.3
Other expense (income)	0.2	—	(0.7)	0.3	(0.2)
Equity in net income of nonconsolidated affiliates	(0.7)	(2.4)	—	—	(3.1)
Equity in net income of consolidated affiliates	(82.8)	(2.5)	—	85.3	—
Management fees	(22.9)	17.5	5.4	—	—
Income from continuing operations before income tax (benefit) expense	30.1	72.9	34.0	(85.3)	51.7
Provision for income tax (benefit) expense	(23.9)	33.3	8.7	—	18.1
Income from continuing operations	54.0	39.6	25.3	(85.3)	33.6
Income (loss) from discontinued operations, net of tax	3.0	33.7	(2.0)	—	34.7
Net Income	57.0	73.3	23.3	(85.3)	68.3
Less: Net income attributable to noncontrolling interests	—	—	(11.3)	—	(11.3)
Net income attributable to HealthSouth	$57.0	$73.3	$12.0	$(85.3)	$57.0
Comprehensive income	$56.3	$73.3	$23.3	$(85.3)	$67.6
Comprehensive income attributable to HealthSouth	$56.3	$73.3	$12.0	$(85.3)	$56.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.6	$1,151.6	$481.6	$(43.8)	$1,609.0
Less: Provision for doubtful accounts	(0.5)	(13.6)	(5.7)	—	(19.8)
Net operating revenues less provision for doubtful accounts	19.1	1,138.0	475.9	(43.8)	1,589.2
Operating expenses:
Salaries and benefits	22.6	540.5	227.8	(10.2)	780.7
Other operating expenses	13.6	158.9	71.4	(21.1)	222.8
General and administrative expenses	87.3	—	—	—	87.3
Supplies	0.5	54.2	21.5	—	76.2
Depreciation and amortization	6.6	42.0	12.2	—	60.8
Occupancy costs	3.8	32.7	12.6	(12.5)	36.6
Loss on disposal of assets	—	2.9	0.1	—	3.0
Government, class action, and related settlements	(3.5)	—	—	—	(3.5)
Professional fees—accounting, tax, and legal	13.2	—	—	—	13.2
Total operating expenses	144.1	831.2	345.6	(43.8)	1,277.1
Loss on early extinguishment of debt	1.3	—	—	—	1.3
Interest expense and amortization of debt discounts and fees	63.1	5.7	1.9	(0.9)	69.8
Other income	(1.1)	(5.1)	(2.1)	0.9	(7.4)
Equity in net income of nonconsolidated affiliates	(3.3)	(6.4)	—	—	(9.7)
Equity in net income of consolidated affiliates	(204.6)	(15.6)	—	220.2	—
Management fees	(72.2)	56.0	16.2	—	—
Income from continuing operations before income tax (benefit) expense	91.8	272.2	114.3	(220.2)	258.1
Provision for income tax (benefit) expense	(45.6)	101.9	27.8	—	84.1
Income from continuing operations	137.4	170.3	86.5	(220.2)	174.0
Income from discontinued operations, net of tax	0.6	0.7	1.3	—	2.6
Net Income	138.0	171.0	87.8	(220.2)	176.6
Less: Net income attributable to noncontrolling interests	—	—	(38.6)	—	(38.6)
Net income attributable to HealthSouth	$138.0	$171.0	$49.2	$(220.2)	$138.0
Comprehensive income	$140.1	$171.0	$87.8	$(220.2)	$178.7
Comprehensive income attributable to HealthSouth	$140.1	$171.0	$49.2	$(220.2)	$140.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$16.0	$1,079.6	$446.7	$(33.5)	$1,508.8
Less: Provision for doubtful accounts	(0.3)	(10.5)	(4.1)	—	(14.9)
Net operating revenues less provision for doubtful accounts	15.7	1,069.1	442.6	(33.5)	1,493.9
Operating expenses:
Salaries and benefits	17.9	510.7	212.1	(10.1)	730.6
Other operating expenses	17.5	149.0	66.1	(16.0)	216.6
General and administrative expenses	80.7	—	—	—	80.7
Supplies	0.5	54.7	21.5	—	76.7
Depreciation and amortization	7.3	38.8	12.5	—	58.6
Occupancy costs	3.5	27.0	13.1	(7.4)	36.2
Loss on disposal of assets	—	2.9	1.0	—	3.9
Government, class action, and related settlements	(10.6)	—	—	—	(10.6)
Professional fees—accounting, tax, and legal	16.2	—	—	—	16.2
Total operating expenses	133.0	783.1	326.3	(33.5)	1,208.9
Loss on early extinguishment of debt	38.8	—	—	—	38.8
Interest expense and amortization of debt discounts and fees	88.8	6.4	2.0	(0.9)	96.3
Other income	(0.1)	(0.1)	(2.2)	0.9	(1.5)
Equity in net income of nonconsolidated affiliates	(2.3)	(6.5)	—	—	(8.8)
Equity in net income of consolidated affiliates	(196.6)	(11.1)	—	207.7	—
Management fees	(70.9)	55.1	15.8	—	—
Income from continuing operations before income tax (benefit) expense	25.0	242.2	100.7	(207.7)	160.2
Provision for income tax (benefit) expense	(113.3)	109.5	25.7	—	21.9
Income from continuing operations	138.3	132.7	75.0	(207.7)	138.3
Income (loss) from discontinued operations, net of tax	20.4	36.2	(2.8)	—	53.8
Net Income	158.7	168.9	72.2	(207.7)	192.1
Less: Net income attributable to noncontrolling interests	—	—	(33.4)	—	(33.4)
Net income attributable to HealthSouth	$158.7	$168.9	$38.8	$(207.7)	$158.7
Comprehensive income	$158.4	$168.9	$72.2	$(207.7)	$191.8
Comprehensive income attributable to HealthSouth	$158.4	$168.9	$38.8	$(207.7)	$158.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$159.2	$1.9	$2.1	$—	$163.2
Accounts receivable, net	2.3	173.3	71.9	—	247.5
Other current assets	54.1	28.0	90.3	(34.3)	138.1
Total current assets	215.6	203.2	164.3	(34.3)	548.8
Property and equipment, net	13.6	541.2	184.5	—	739.3
Goodwill	—	266.1	171.2	—	437.3
Intangible assets, net	20.6	39.2	13.8	—	73.6
Deferred income tax assets	451.9	27.3	46.6	0.7	526.5
Other long-term assets	71.8	21.2	37.7	—	130.7
Intercompany receivable	1,220.5	—	—	(1,220.5)	—
Total assets	$1,994.0	$1,098.2	$618.1	$(1,254.1)	$2,456.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8.9	$32.0	$11.0	$—	$51.9
Accrued expenses and other current liabilities	206.3	70.4	83.5	(34.3)	325.9
Total current liabilities	215.2	102.4	94.5	(34.3)	377.8
Long-term debt, net of current portion	1,147.4	65.6	29.3	—	1,242.3
Other long-term liabilities	44.5	11.3	82.1	—	137.9
Intercompany payable	—	569.6	998.7	(1,568.3)	—
	1,407.1	748.9	1,204.6	(1,602.6)	1,758.0
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Shareholders' equity (deficit) :
HealthSouth shareholders' equity (deficit)	244.7	349.3	(697.8)	348.5	244.7
Noncontrolling interests	—	—	111.3	—	111.3
Total shareholders' equity (deficit)	244.7	349.3	(586.5)	348.5	356.0
Total liabilities and shareholders' equity (deficit)	$1,994.0	$1,098.2	$618.1	$(1,254.1)	$2,456.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$26.0	$1.3	$2.8	$—	$30.1
Accounts receivable, net	2.4	154.4	66.0	—	222.8
Other current assets	43.4	30.9	67.8	(4.0)	138.1
Total current assets	71.8	186.6	136.6	(4.0)	391.0
Property and equipment, net	13.6	499.3	151.5	—	664.4
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	12.0	37.4	8.3	—	57.7
Deferred income tax assets	533.9	27.3	46.9	—	608.1
Other long-term assets	62.3	32.0	40.2	(6.2)	128.3
Intercompany receivable	1,141.8	605.8	—	(1,747.6)	—
Total assets	$1,835.4	$1,654.5	$539.1	$(1,757.8)	$2,271.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5.1	$28.7	$11.6	$—	$45.4
Accrued expenses and other current liabilities	138.7	66.3	66.8	(4.0)	267.8
Total current liabilities	143.8	95.0	78.4	(4.0)	313.2
Long-term debt, net of current portion	1,144.6	73.2	24.2	(6.2)	1,235.8
Other long-term liabilities	42.6	10.9	79.7	—	133.2
Intercompany payable	—	—	1,308.1	(1,308.1)	—
	1,331.0	179.1	1,490.4	(1,318.3)	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	387.4	—	—	—	387.4
Shareholders' equity (deficit)
HealthSouth shareholders' equity (deficit)	117.0	1,475.4	(1,035.9)	(439.5)	117.0
Noncontrolling interests	—	—	84.6	—	84.6
Total shareholders' equity (deficit)	117.0	1,475.4	(951.3)	(439.5)	201.6
Total liabilities and shareholders' equity (deficit)	$1,835.4	$1,654.5	$539.1	$(1,757.8)	$2,271.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$22.9	$180.7	$99.3	$(0.7)	$302.2
Cash flows from investing activities:
Purchases of property and equipment	(3.5)	(76.1)	(32.9)	—	(112.5)
Capitalized software costs	(9.5)	(3.2)	(3.0)	—	(15.7)
Purchase of restricted investments	—	—	(8.6)	—	(8.6)
Net change in restricted cash	(0.1)	—	7.7	—	7.6
Other	(0.1)	(3.2)	0.5	—	(2.8)
Net cash provided by investing activities of discontinued operations	—	3.3	4.4	—	7.7
Net cash used in investing activities	(13.2)	(79.2)	(31.9)	—	(124.3)
Cash flows from financing activities:
Proceeds from bond issuance	275.0	—	—	—	275.0
Principal payments on debt, including pre-payments	(100.4)	(0.9)	—	—	(101.3)
Borrowings on revolving credit facility	135.0	—	—	—	135.0
Payments on revolving credit facility	(245.0)	—	—	—	(245.0)
Principal payments under capital lease obligations	(0.2)	(6.6)	(2.1)	—	(8.9)
Repurchase of convertible perpetual preferred stock	(46.0)	—	—	—	(46.0)
Debt issue costs	(6.8)	—	(0.2)	—	(7.0)
Dividends paid on convertible perpetual preferred stock	(18.9)	—	—	—	(18.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(37.6)	—	(37.6)
Contributions from consolidated affiliates	—	—	9.5	—	9.5
Other	7.7	—	(7.3)	—	0.4
Change in intercompany advances	123.1	(93.4)	(30.4)	0.7	—
Net cash provided by (used in) financing activities	123.5	(100.9)	(68.1)	0.7	(44.8)
Increase (decrease) in cash and cash equivalents	133.2	0.6	(0.7)	—	133.1
Cash and cash equivalents at beginning of year	26.0	1.3	2.8	—	30.1
Cash and cash equivalents at end of period	$159.2	$1.9	$2.1	$—	$163.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(131.5)	$256.0	$88.6	$0.1	$213.2
Cash flows from investing activities:
Purchases of property and equipment	(2.0)	(45.0)	(8.9)	—	(55.9)
Capitalized software costs	(4.7)	(1.2)	(0.1)	—	(6.0)
Purchase of restricted investments	—	—	(8.0)	—	(8.0)
Net change in restricted cash	(0.1)	—	6.4	—	6.3
Net settlements on interest rate swaps	(10.9)	—	—	—	(10.9)
Other	—	(0.6)	0.6	—	—
Net cash provided by (used) in investing activities of discontinued operations—
Proceeds from sale of LTCHs	107.9	—	—	—	107.9
Other investing activities of discontinued operations	—	(0.3)	(0.4)	—	(0.7)
Net cash provided by (used in) investing activities	90.2	(47.1)	(10.4)	—	32.7
Cash flows from financing activities:
Principal borrowings on term loan	100.0	—	—	—	100.0
Proceeds from bond issuance	120.0	—	—	—	120.0
Principal payments on debt, including pre-payments	(505.2)	(0.8)	3.0	—	(503.0)
Borrowings on revolving credit facility	338.0	—	—	—	338.0
Payments on revolving credit facility	(238.0)	—	—	—	(238.0)
Principal payments under capital lease obligations	(0.7)	(7.7)	(1.7)	—	(10.1)
Debt issue costs	(4.3)	—	—	—	(4.3)
Dividends paid on convertible perpetual preferred stock	(19.5)	—	—	—	(19.5)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(34.0)	—	(34.0)
Other	4.3	—	—	—	4.3
Change in intercompany advances	245.7	(200.0)	(45.6)	(0.1)	—
Net cash provided by (used in) financing activities	40.3	(208.5)	(78.3)	(0.1)	(246.6)
(Decrease) increase in cash and cash equivalents	(1.0)	0.4	(0.1)	—	(0.7)
Cash and cash equivalents at beginning of period	45.8	0.1	2.4	—	48.3
Cash and cash equivalents of facilities in discontinued operations at beginning of period	0.1	—	—	—	0.1
Cash and cash equivalents at end of period	$44.9	$0.5	$2.3	$—	$47.7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis. As of September 30, 2012, we operated 99 inpatient rehabilitation hospitals (including 2 hospitals that operate as joint ventures which we account for using the equity method of accounting), 26 outpatient rehabilitation satellite clinics (operated by our hospitals, including one joint venture satellite), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas.
Our core business is providing inpatient rehabilitative services. We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally nondiscretionary in nature and which require rehabilitative healthcare services in an inpatient setting. Our team of highly skilled nurses and physical, occupational, and speech therapists working with our physician partners utilize proven technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
For 2012, our focus has been, and will continue to be, on providing high-quality, cost-effective care while seeking to invest our strong cash flows from operations in compelling growth opportunities in our core business. We will also continue to consider repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). Thus far in 2012, we:

•	continued development of the following four, publicly announced de novo hospitals;

Location	# of Beds	Construction Start Date	Expected Operational Date
Marion County, Florida (Ocala)	40	Q4 2011	Q4 2012
Littleton, Colorado (South Denver)	40	Q2 2012	Q2 2013
Stuart, Florida (a joint venture with Martin Health Systems)	34	Q2 2012	Q2 2013
Southwest Phoenix, Arizona	40	TBD	TBD

•	received certificate of need approval to build a 50-bed inpatient rehabilitation hospital in the greater Orlando, FL market;

•	acquired 12 inpatient rehabilitation beds in Andalusia, Alabama from a subsidiary of LifePoint Hospitals in order to add beds at our existing hospital in Dothan, Alabama;

•
acquired the 34-bed inpatient rehabilitation unit of CHRISTUS Santa Rosa Hospital - Medical Center. The operations of this unit have been relocated to and consolidated with our existing hospital in San Antonio, Texas;

•
entered into a letter of intent to acquire Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia. This transaction is expected to close in the first quarter of 2013;

•	broke ground on a replacement hospital for HealthSouth Rehabilitation Hospital of Western Massachusetts which is currently leased;

•	purchased, in conjunction with our joint venture partner, the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas;

•	added 77 beds to existing hospitals;

•	repurchased 46,645 shares of our convertible perpetual preferred stock;

•
amended the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective;

•
amended and restated our credit agreement to, among other things, increase the size of our revolving credit facility from $500 million to $600 million, eliminate the former $100 million term loan ($95 million outstanding), extend the revolver maturity from May 2016 to August 2017, and lower the interest rate spread by 50 basis points to an initial rate of LIBOR plus 1.75% (see "Liquidity and Capital Resources" below); and

•
completed a registered public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount, the proceeds of which were used to repay amounts outstanding under our revolving credit facility and redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022 (see "Liquidity and Capital Resources" below).

In the three months ended September 30, 2012, discharge growth of 4.2% coupled with a 4.4% increase in net patient revenue per discharge generated 8.7% growth in net patient revenue from our hospitals compared to the same period of 2011. Discharge growth was comprised of 2.5% growth from new stores and a 1.7% increase in same-store discharges. Approximately 130 basis points of discharge growth from new stores resulted from the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as described above. This revenue growth combined with improved operating leverage and labor productivity to result in a $15.3 million, or 19.3%, increase in operating earnings (as defined in Note 23, Quarterly Data (Unaudited), to the consolidated financial statements accompanying the 2011 Form 10-K) in the third quarter of 2012 compared to the same quarter of 2011. In the nine months ended September 30, 2012, discharge growth of 4.4% coupled with a 3.3% increase in net patient revenue per discharge generated 7.8% growth in net patient revenue from our hospitals compared to the same period of 2011. Our discharge growth included a 2.9% increase in same-store discharges during the first nine months of 2012 compared to the same period of 2011. This revenue growth combined with improved operating leverage and labor productivity to result in a $23.9 million, or 9.2%, increase in operating earnings in the first nine months of 2012 compared to the same period of 2011. Net cash provided by operating activities was $302.2 million for the nine months ended September 30, 2012 compared to $213.2 million for the same period of 2011. Net cash provided by operating activities increased for the nine months ended September 30, 2012 compared to the same period of 2011 due primarily to increased Net operating revenues, improved operating leverage, and a decrease in interest expense. See the "Results of Operations" and "Liquidity and Capital Resources—Sources and Uses of Cash" sections of this Item.
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
During the third quarter of 2012, we negotiated with our partner to amend the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective. The consolidation of St. Vincent Rehabilitation Hospital did not have a material impact on our financial position, results of operations, or cash flows.
See Note 1, Basis of Presentation, and Note 2, Investments in and Advances to Nonconsolidated Affiliates, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information.
Litigation By and Against Former Independent Auditor
As discussed in Note 9, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the arbitration process continues in the pursuit of our claims against Ernst & Young LLP and the defense of their claims against us. The rules of the American Arbitration Association (the "AAA") require that all aspects of the arbitration remain confidential. Since the beginning of the arbitration in July 2010 and through September 30, 2012, there have been approximately 105 days of hearings, generally in four-day blocks of time.
On October 12, 2012, the AAA panel ordered a temporary stay of the arbitration. We requested that the panel review and consider the ongoing proceedings in another case, In re State of Alabama Department of Revenue v. HealthSouth Corporation, et al., which the Supreme Court of Alabama agreed on August 17, 2012 to hear on appeal. The In re Alabama case is itself unrelated to the Ernst & Young arbitration but does involve an issue of Alabama law that is in dispute in the arbitration. The issue is whether, under Alabama law, the wrongdoing of disloyal employees can or should be imputed to the employer. The Supreme Court is scheduled to hear oral arguments on November 7, 2012.
We can provide no assurances as to the timing of the resumption or the conclusion of the arbitration. However, we remain confident in our claims and are committed to aggressively and diligently pursuing them to conclusion.
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
Our board of directors also granted discretion to management to repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwest, N.A., as warrant agent, and up to $125 million of our convertible perpetual preferred stock. Likewise, this authority does not require the purchase of a specific number of warrants or shares, has an indefinite term, and is subject to termination at any time by our board of directors. See Note 20, Earnings per Common Share, to the consolidated financial statements accompanying the 2011 Form 10-K for additional information regarding these warrants. As discussed in Note 4, Convertible Perpetual Preferred Stock, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we repurchased 46,645 shares of our preferred stock for $46.5 million during the first nine months of 2012.

Key Challenges
As we continue to execute our business plan, the following are some of the challenges we face:

•
Reduced Medicare Reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, provisions of which will result in an automatic 2% reduction of Medicare program payments for all healthcare providers effective upon executive order of the President in January 2013. We currently estimate this automatic reduction, known as "sequestration," will result in a net decrease in our Net operating revenues of approximately $34 million annually in 2013. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries' access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows.

However, we believe the steps we have taken to reduce our debt and corresponding debt service obligations coupled with our efficient cost structure and substantial owned real estate should allow us to absorb, adjust to, or mitigate any potential initiative or payment reductions more easily than most other inpatient rehabilitation providers. In addition, we have decided for the current year to replace the annual merit increase typically provided to nonmanagement employees in October of each year with a one-time, merit-based, year-end bonus to be paid in December 2012. We believe this action will enhance our flexibility to address and mitigate the expected impact of sequestration and potential additional Medicare payment reductions in 2013 and beyond. See also the “Results of Operations - Salaries and Benefits” section of this Item.

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

Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business. Most notably for us are the reductions in our annual market basket updates. In accordance with Medicare laws and statutes, the Centers for Medicare and Medicaid Services ("CMS") makes annual adjustments to Medicare reimbursement rates by what is commonly known as a market basket update. The reduction in effect from October 1, 2011 through September 30, 2012 and again from October 1, 2012 through September 30, 2013 is 0.1%.
In addition, the 2010 Healthcare Reform Laws require the market basket update to be reduced further by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2011 to September 30, 2012 was a decrease to the market basket update of 1.0%, while the productivity adjustment effective from October 1, 2012 to September 30, 2013 is a decrease to the market basket update of 0.7%.
On July 25, 2012, CMS released its notice of final rulemaking for fiscal year 2013 (the "2013 Rule") for inpatient rehabilitation facilities under the prospective payment system ("IRF-PPS"). The 2013 Rule is effective for Medicare discharges between October 1, 2012 and September 30, 2013. The pricing changes in this rule include a 2.7% market basket update that has been reduced by 0.1% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule's release, incorporates other adjustments included in this rule, and the productivity adjustment discussed above, we believe the 2013 Rule will result in a net increase to our Medicare payment rates of approximately 2.1% effective October 1, 2012, before applying the effect of sequestration.

The 2010 Healthcare Reform Laws and their impact or potential future impact to us are discussed in more detail in Item 1, Business, "Healthcare Reform," and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Executive Overview," to the 2011 Form 10-K, as well as Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, to our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2012 and June 30, 2012.
Given the complexity and the number of changes in these laws, as well as the implementation timetable for many of them, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us. We will continue to evaluate and review these laws, and, based on our track record, we believe we can adapt to these regulatory changes.

•
Maintaining Strong Volume Growth. As discussed above, the majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as strokes, neurological disorders, hip fractures, head injuries, and spinal cord injuries, that are generally nondiscretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty, patients may choose to forgo discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. Because approximately 94% of our patients are referred to us by acute care hospitals, if these patients continue to forgo procedures and acute care providers report soft volumes, it may be more challenging for us to maintain our recent volume growth rates.

•
Recruiting and Retaining High-Quality Personnel. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, other healthcare professionals, and our management. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers, although the weak economy has mitigated this issue to some degree. We have maintained a comprehensive compensation and benefits package to attempt to remain competitive in this challenging staffing environment while also being consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

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
A portion of our outpatient services are reimbursed under Medicare's physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, under the CMS notice of final rulemaking for the physician fee schedule for calendar year 2012, released on November 1, 2011, a statutory reduction of 27.4% would have been implemented. However, Congress passed on December 23, 2011, and President Obama signed into law, an extension of the current Medicare physician fee schedule payment rates from January 1, 2012 through February 29, 2012, and again in February 2012, they acted to extend the current Medicare physician reimbursement rates through December 31, 2012, further postponing the statutory reduction. On July 6, 2012, CMS again released a notice of proposed rulemaking for calendar year 2013 that would reduce outpatient service payments by the sustainable growth rate formula. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2013, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 26%. We currently estimate that a 26% reduction, before taking into account our efforts to mitigate these changes, would result in a net decrease in our Net operating revenues of approximately $8 million annually and may lead to our closure of additional outpatient satellite clinics. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.
Effective October 1, 2012, all inpatient rehabilitation facilities are required to submit data for the IRF Quality Reporting Program to CMS. Beginning October 1, 2014, and each subsequent fiscal year thereafter, failure to submit the required quality data will result in a two percentage point reduction to the applicable facility's annual market basket increase factor for payments made for discharges occurring during that fiscal year. Our hospitals are prepared for these reporting requirements and began submitting the required data to CMS in October.
We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted. Even the assertion of noncompliance, depending on its nature, could have a material adverse effect upon our stock price or reputation.
See also Item 1, Business, “Sources of Revenue” and “Regulation,” and Item 1A, Risk Factors, to the 2011 Form 10-K.
Business Outlook
We believe our business outlook remains positive for two reasons. First, the demand for inpatient rehabilitative care is not going away due primarily to favorable demographics. Most of the patients we treat are over the age of 65 and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature. As the baby boomers age, this segment of the population will grow. In our markets, we have estimated the demand for inpatient rehabilitative care is growing at an average of 2.0% to 2.6% per year.
Second, not only are we in a growing sector of healthcare, we are the industry leader in that sector. As the nation's largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently lower costs. This investment has continued in 2012 as we began the company-wide roll-out of our new electronic clinical information system. We also encourage our hospitals to participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by demonstrating compliance with national standards, demonstrating the effective use of evidence-based clinical practice guidelines to manage and optimize patient care, and demonstrating an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 73 of our hospitals hold one or more disease-specific certifications.
While we do not anticipate any significant change to the long-term demand for inpatient rehabilitative care or our ability to provide this care on a high-quality, cost-effective basis, we do expect continued uncertainty surrounding the potential for future changes to the Medicare program. Despite this uncertainty, we will continue to maintain our focus on providing high-quality care while seeking incremental efficiencies in our cost structure. Our growth strategy remains focused on organic growth and development activities, and we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in these growth opportunities. We will also consider repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment).

Healthcare has always been a highly regulated industry, and we have cautioned our stockholders that future Medicare payments could be at risk. While the Medicare reimbursement environment may be challenging, the demand for inpatient rehabilitative services is not going away. HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe HealthSouth is well-positioned to continue to succeed and grow in the years to come. We have adopted strategies to better prepare us to absorb these reimbursement risks. Further, we believe the regulatory and reimbursement risks discussed above may present us with opportunities to grow by acquiring or consolidating existing operations in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2017. We have redeemed our most expensive debt and reduced our interest expense. We have not acquired companies outside our core business. Rather, we have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Most importantly, our balance sheet is strong. Our leverage ratio is within our target range, we have ample liquidity, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. For these and other reasons, we believe we will be able to adapt to any changes in reimbursement, sustain our business model, and be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.
Results of Operations
During the three and nine months ended September 30, 2012 and 2011, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Medicare	73.1%	72.0%	73.1%	71.8%
Medicaid	1.4%	1.6%	1.3%	1.7%
Workers’ compensation	1.5%	1.6%	1.5%	1.7%
Managed care and other discount plans	19.1%	20.0%	19.4%	19.8%
Other third-party payors	2.0%	1.9%	1.8%	2.0%
Patients	1.4%	1.3%	1.4%	1.2%
Other income	1.5%	1.6%	1.5%	1.8%
Total	100.0%	100.0%	100.0%	100.0%
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

For the three and nine months ended September 30, 2012 and 2011, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In Millions, Except Percentage Change)
Net operating revenues	$537.0	$497.7	7.9%	$1,609.0	$1,508.8	6.6%
Less: Provision for doubtful accounts	(7.0)	(5.1)	37.3%	(19.8)	(14.9)	32.9%
Net operating revenues less provision for doubtful accounts	530.0	492.6	7.6%	1,589.2	1,493.9	6.4%
Operating expenses:
Salaries and benefits	262.3	245.0	7.1%	780.7	730.6	6.9%
Other operating expenses	75.4	70.3	7.3%	222.8	216.6	2.9%
General and administrative expenses	29.3	26.4	11.0%	87.3	80.7	8.2%
Supplies	23.8	24.7	(3.6)%	76.2	76.7	(0.7)%
Depreciation and amortization	21.3	19.5	9.2%	60.8	58.6	3.8%
Occupancy costs	11.8	12.5	(5.6)%	36.6	36.2	1.1%
Loss on disposal of assets	1.6	2.8	(42.9)%	3.0	3.9	(23.1)%
Government, class action, and related settlements	(3.5)	—	N/A	(3.5)	(10.6)	(67.0)%
Professional fees—accounting, tax, and legal	4.1	4.0	2.5%	13.2	16.2	(18.5)%
Total operating expenses	426.1	405.2	5.2%	1,277.1	1,208.9	5.6%
Loss on early extinguishment of debt	1.3	12.7	(89.8)%	1.3	38.8	(96.6)%
Interest expense and amortization of debt discounts and fees	23.5	26.3	(10.6)%	69.8	96.3	(27.5)%
Other income	(6.1)	(0.2)	2,950.0%	(7.4)	(1.5)	393.3%
Equity in net income of nonconsolidated affiliates	(3.3)	(3.1)	6.5%	(9.7)	(8.8)	10.2%
Income from continuing operations before income tax expense	88.5	51.7	71.2%	258.1	160.2	61.1%
Provision for income tax expense	28.1	18.1	55.2%	84.1	21.9	284.0%
Income from continuing operations	60.4	33.6	79.8%	174.0	138.3	25.8%
(Loss) income from discontinued operations, net of tax	(0.5)	34.7	(101.4)%	2.6	53.8	(95.2)%
Net income	59.9	68.3	(12.3)%	176.6	192.1	(8.1)%
Less: Net income attributable to noncontrolling interests	(12.8)	(11.3)	13.3%	(38.6)	(33.4)	15.6%
Net income attributable to HealthSouth	$47.1	$57.0	(17.4)%	$138.0	$158.7	(13.0)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for doubtful accounts	1.3%	1.0%	1.2%	1.0%
Operating expenses:
Salaries and benefits	48.8%	49.2%	48.5%	48.4%
Other operating expenses	14.0%	14.1%	13.8%	14.4%
General and administrative expenses	5.5%	5.3%	5.4%	5.3%
Supplies	4.4%	5.0%	4.7%	5.1%
Depreciation and amortization	4.0%	3.9%	3.8%	3.9%
Occupancy costs	2.2%	2.5%	2.3%	2.4%
Loss on disposal of assets	0.3%	0.6%	0.2%	0.3%
Government, class action, and related settlements	(0.7)%	—%	(0.2)%	(0.7)%
Professional fees—accounting, tax, and legal	0.8%	0.8%	0.8%	1.1%
Total operating expenses	79.3%	81.4%	79.4%	80.1%
Additional information regarding our operating results for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$498.9	$458.8	8.7%	$1,494.5	$1,386.3	7.8%
Net patient revenue—outpatient and other revenues	38.1	38.9	(2.1)%	114.5	122.5	(6.5)%
Net operating revenues	$537.0	$497.7	7.9%	$1,609.0	$1,508.8	6.6%
	(Actual Amounts)
Discharges	30,569	29,350	4.2%	92,159	88,288	4.4%
Net patient revenue per discharge	$16,320	$15,632	4.4%	$16,217	$15,702	3.3%
Outpatient visits	221,648	236,969	(6.5)%	682,043	718,377	(5.1)%
Average length of stay (days)	13.6	13.4	1.5%	13.5	13.5	—%
Occupancy %	68.3%	67.2%	1.6%	68.8%	68.6%	0.3%
# of licensed beds	6,598	6,376	3.5%	6,598	6,376	3.5%
Full-time equivalents*	15,545	15,081	3.1%	15,398	15,092	2.0%
Employees per occupied bed	3.46	3.53	(2.0)%	3.41	3.47	(1.7)%

*
Excludes approximately 400 full-time equivalents who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our condensed consolidated statements of operations. Full-time equivalents included in the above table represent those who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other nonpatient care services. These other revenues approximated 1.5% and 1.6% of consolidated Net operating revenues for the three months ended September 30, 2012 and 2011, respectively, and 1.5% and 1.8% of consolidated Net operating revenues for the nine months ended September 30, 2012 and 2011, respectively. See below for discussion of state provider taxes included in other revenues during the three and nine months ended September 30, 2011.
Net patient revenue from our hospitals was 8.7% higher for the three months ended September 30, 2012 than the three months ended September 30, 2011. This increase was attributable to a 4.2% increase in patient discharges and a 4.4% increase in net patient revenue per discharge. Discharge growth was comprised of 2.5% growth from new stores and a 1.7% increase in same-store discharges. Approximately 130 basis points of discharge growth from new stores resulted from the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as described above. Discharge growth in the third quarter of 2012 was unfavorably impacted by the timing of patient discharges from the last week of September into the first week of October. We experienced a modest increase in the length of stay of our September patient population which we have seen normalize in October. Because we recognize revenue on a per diem basis, much of the revenue associated with the carryover patients was recognized in September even though the discharges occurred in October. Net patient revenue per discharge in the third quarter of 2012 compared to the same period of 2011 was favorably impacted by the aforementioned increase in length of stay and also benefited from pricing adjustments from Medicare (as discussed above) and managed care payors, higher average acuity for the patients served, and a higher percentage of Medicare patients (as shown in the above payor mix table).
Net patient revenue from our hospitals was 7.8% higher for the nine months ended September 30, 2012 than the nine months ended September 30, 2011 due to the same reasons discussed above for the quarter-over-quarter increase. Patient discharges increased 4.4% during the nine months ended September 30, 2012 compared to the same period of 2011. Discharge growth was enhanced during the nine months ended September 30, 2012 compared to the same period of 2011 by the additional day in February due to leap year as well as a 40 basis point increase in discharges resulting from our consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as described above. Same-store discharges were 2.9% higher period over period for the nine months.
Outpatient and other revenues decreased during the third quarter of 2012 compared to the third quarter of 2011 due to the decrease in outpatient volumes, the closure of outpatient satellite clinics in prior periods, and a reduction in home health pricing related to the 2012 Medicare home health rule. The decrease in outpatient volumes was slightly offset by an increase in the number of home health visits included in these volume metrics.
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
Excluding the state provider tax refunds discussed above, outpatient and other revenues decreased during the nine months ended September 30, 2012 compared to the same period of 2011 due to the same reasons discussed above for the quarter-over-quarter decrease.

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
The change in the Provision for doubtful accounts as a percent of Net operating revenues in the three and nine months ended September 30, 2012 compared to the same periods of 2011 was primarily the result of an increase in Medicare claim denials and a lengthening in the related adjudication process.
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
Salaries and benefits increased in the three and nine months ended September 30, 2012 compared to the same periods of 2011 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2011 development activities and the consolidation of St. Vincent Rehabilitation Hospital discussed above, an approximate 2% merit increase provided to employees on October 1, 2011, and a change in the skills mix of employees at our hospitals. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more registered nurses and CRRNs, which increases our average cost per full-time equivalent, and fewer licensed practical nurses.
Salaries and benefits as a percent of Net operating revenues decreased in the three months ended September 30, 2012 compared to the same period of 2011 due primarily to continued improvement in labor productivity, as shown in our EPOB metric above, offset slightly by the higher skills mix of our employees in 2012 compared to the same period of 2011 and the ramp up of operations at two new hospitals that opened in the fourth quarter of 2011. In addition to these items, Salaries and benefits as a percent of Net operating revenues in the nine months ended September 30, 2012 compared to the same period of 2011 also included the impact of increased workers' compensation costs.
As discussed above, we did not grant a merit increase to our employees on October 1, 2012. Rather, we replaced merit increases in 2012 with a one-time, merit-based, year-end bonus to be paid in December 2012 to all eligible nonmanagement employees. We did this to reward our nonmanagement employees for their performance in 2012 while not carrying the additional costs associated with a merit increase into 2013 and beyond where we face the impact of sequestration and the risk of potential additional Medicare reimbursement reductions. The Company expects Salaries and benefits to increase by approximately $11 million in the fourth quarter of 2012 as a result of this special bonus. This bonus is approximately $5.5 million more than would have been included in our fourth quarter 2012 results had we given a 2.25% merit increase to all nonmanagement employees effective October 1, 2012. In addition, because merit increases were foregone in 2012, management has determined the Company will absorb all of the increased costs associated with medical plan benefits to employees in 2013.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.
As a percent of Net operating revenues, Other operating expenses decreased during the three months ended September 30, 2012 compared to the same period of 2011 due primarily to our increasing revenue base. Other operating expenses decreased as a percent of Net operating revenues during the nine months ended September 30, 2012 compared to the same period of 2011 due primarily to our increasing revenue base as well as a decrease in self-insurance costs in 2012. As disclosed previously, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. Self-insurance costs associated with professional and general liability risks in the second quarter of 2011 were higher than the second quarter of 2012 due to the need to increase reserves in 2011 based upon the actuarial study completed at that time.
Other operating expenses in the nine months ended September 30, 2011 included $1.9 million of expenses associated with the implementation of the new Pennsylvania state provider tax program, as discussed above. Other operating expenses associated with the implementation of our electronic clinical information system were $0.7 million and $2.1 million higher in the three and nine months ended September 30, 2012, respectively, compared to the same periods of 2011.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.
The increase in General and administrative expenses during the three and nine months ended September 30, 2012 compared to the same periods of 2011 primarily resulted from increased expenses associated with stock-based compensation. Our restricted stock awards contain vesting requirements that include a service condition, market condition, performance condition, or a combination thereof. Due to the Company's recent operating performance, our noncash expenses associated with these awards increased in 2012.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense decreased as a percent of Net operating revenues in the three and nine months ended September 30, 2012 compared to the same periods of 2011 due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.
Depreciation and Amortization
While our capital expenditures increased during the latter half of 2011 and the first nine months of 2012, the majority of these expenditures related to land and construction in progress for our de novo hospitals and capitalized software costs associated with the implementation of an electronic clinical information system at our hospitals. Depreciation on these assets, excluding land which is nondepreciable, does not begin until the applicable assets are placed in service. Therefore, while we expect depreciation and amortization to increase going forward, we did not experience a significant increase in these charges during the three and nine months ended September 30, 2012.
Occupancy Costs
Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs declined in the third quarter of 2012 compared to the same period of 2011 due to our purchase of the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas. Occupancy costs are expected to continue to decrease going forward.
Government, Class Action, and Related Settlements
The gain included in Government, class action, and related settlements for the three and nine months ended September 30, 2012 and for the nine months ended September 30, 2011 resulted from the recovery of assets from Richard Scrushy, as discussed in Note 9, Contingencies, “Litigation Against Richard M. Scrushy,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three and nine months ended September 30, 2012 and 2011 related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees for the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011 specifically included $1.4 million, $1.4 million, and $4.4 million, respectively, related to our obligation to pay 35% of any recovery from Mr. Scrushy to the attorneys for the derivative shareholder plaintiffs. These expenses for the three and nine months ended September 30, 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits. See Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K and Note 7, Income Taxes, and Note 9, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Loss on Early Extinguishment of Debt
As discussed in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and as a result of the amendment to our credit agreement in August 2012, we recorded a $1.3 million Loss on early extinguishment of debt during the three and nine months ended September 30, 2012.
In June and September 2011, we redeemed all of our 10.75% Senior Notes due 2016. The Loss on early extinguishment of debt during the three and nine months ended September 30, 2011 resulted from these transactions.
In October 2012, we redeemed $33.5 million of our 7.25% Senior Notes due 2018 and $31.0 million of our 7.75% Senior Notes due 2022. We expect to record an approximate $2.7 million Loss on early extinguishment of debt in the fourth quarter of 2012 related to these redemptions. See Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the "Liquidity and Capital Resources" section of this Item.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three months ended September 30, 2012 compared to the same period of 2011 was due to a decrease in our average borrowings outstanding, as our average cash interest rate approximated 7.2% in both periods. The decrease in Interest expense and amortization of debt discounts and fees during the nine months ended September 30, 2012 compared to the same period of 2011 was due to a decrease in our average borrowings outstanding and a decrease in our average cash interest rate.
During 2011, we reduced total debt by approximately $257 million, including the redemption of our 10.75% Senior Notes due 2016. Our average cash interest rate was 7.1% during the nine months ended September 30, 2012 compared to 8.3% for the nine months ended September 30, 2011. Our average cash interest rate decreased as a result of the redemption of the 10.75% Senior Notes due 2016 during 2011, which was our most expensive debt, as well as the amendment to our credit agreement in May 2011 which reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on our revolving credit facility. In addition, pricing on our term loan and revolving credit facility declined an additional 25 basis points in the third quarter of 2011 in conformity with our credit agreement's leverage grid. As discussed above, the August 2012 amendment to our credit agreement lowered the interest rate spread on our revolving credit facility by an additional 50 basis points.
For additional information regarding debt and related interest expense, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.
Other income
Other income is primarily comprised of interest income and gains and losses on sales of investments. For the three and nine months ended September 30, 2012, Other income included a $4.9 million gain as a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 2, Investments in and Advances to Nonconsolidated Affiliates, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Excluding the Loss on early extinguishment of debt during the three and nine months ended September 30, 2011, the increase in our Income from continuing operations before income tax expense during the three and nine months ended September 30, 2012 compared to the same periods of 2011 resulted from increased Net operating revenues, improved operating leverage and labor productivity, and a decrease in interest expense.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards ("NOLs"), we currently estimate our cash income tax expense to be approximately $8 million to $12 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three and nine months ended September 30, 2012, cash income tax expense was $2.1 million and $6.4 million, respectively, and for the three and nine months ended September 30, 2011, cash income tax expense was $1.7 million and $5.9 million, respectively.

Our Provision for income tax expense of $28.1 million and $84.1 million for the three and nine months ended September 30, 2012 included the following: (1) estimated income tax expense of approximately $30 million and $86 million, respectively, based on the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth offset by (2) an approximate $1 million reduction in our valuation allowance associated with certain capital loss carryforwards and (3) an approximate $1 million reduction in unrecognized tax benefits due to settlements with taxing authorities and the lapse of applicable statutes of limitation for certain state matters.
Our Provision for income tax expense of $18.1 million for the three months ended September 30, 2011 included the following: (1) estimated income tax expense of approximately $16 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) approximately $2 million of income tax benefit associated with a reduction in unrecognized tax benefits due to settlements with state taxing authorities and the corresponding receipt of interest income on these refunds.
Our Provision for income tax expense of $21.9 million for the nine months ended September 30, 2011 included the following: (1) estimated income tax expense of approximately $50 million based on the application of our estimated effective blended federal and state income tax rate of approximately 40% to our pre-tax income from continuing operations attributable to HealthSouth and (2) approximately $4 million of estimated income tax expense primarily associated with federal income tax on state income tax refunds received offset by (3) the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 which resulted in an income tax benefit of approximately $24 million and (4) other items, primarily related to a reduction in unrecognized tax benefits due to the lapse of the applicable statute of limitations for certain federal and state claims, which resulted in a tax benefit of approximately $8 million.
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
As part of our continued efforts to maximize our income tax benefits, we requested a pre-filing agreement with the IRS, the primary purpose of which was to consider whether certain amounts related to the restatement of our financial statements for periods prior to 2003 result in net increases to our federal NOL and adjustments to other tax attributes. The pre-filing agreement program permits taxpayers to resolve certain tax issues in advance of filing their corporate income tax returns. During the nine months ended September 30, 2012, the amount of gross unrecognized tax benefits increased by approximately $74 million based on these developments. In October 2012, we submitted additional net positive claims to the IRS. However, because these claims were determined and submitted to the IRS after the balance sheet date, they are not included in the gross unrecognized income tax benefits reconciliation included in Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Due to the unique nature of our claims and uncertainties around this process, we did not recognize any amounts associated with our request as of September 30, 2012. In July 2012, the IRS granted our request to utilize the pre-filing agreement process. Depending upon the process undertaken by the IRS to audit and settle these matters, the accounting recognition criteria for these positions could be met either in part or in total as the process continues or upon completion of the process. Therefore, as we continue this process with the IRS, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease to our unrecognized tax benefits, our NOLs, other tax attributes, or any combination thereof that could have a material net favorable impact on income tax expense and our effective income tax rate. Due to the aforementioned uncertainties regarding the outcome of this process, it is not possible to determine the range of any impact at this time.
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
Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues	$—	$9.8	$0.8	$96.3
Less: Provision for doubtful accounts	—	(0.2)	(0.3)	(1.4)
Net operating revenues less provision for doubtful accounts	—	9.6	0.5	94.9
Costs and expenses	0.8	13.3	1.8	66.6
Impairments	—	4.6	—	5.9
(Loss) income from discontinued operations	(0.8)	(8.3)	(1.3)	22.4
Gain on disposal of assets/sale of investments of discontinued operations	—	65.8	5.0	65.8
Income tax benefit (expense)	0.3	(22.8)	(1.1)	(34.4)
(Loss) income from discontinued operations, net of tax	$(0.5)	$34.7	$2.6	$53.8
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
During the three and nine months ended September 30, 2011, we recorded impairment charges of $4.6 million and $5.9 million, respectively, as a part of our results of discontinued operations. We determined the fair value of the impaired long-lived assets at these closed hospitals primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers.
During the nine months ended September 30, 2012, we recognized gains associated with the sale of the real estate associated with the Dallas Medical Center (closed in October 2008) and an investment we had in a cancer treatment center that was part of our former diagnostic division. As noted above, the transaction to sell five of our LTCHs was completed on August 1, 2011. As a result of this transaction, we recorded a $65.8 million pre-tax gain as part of our results of discontinued operations in the third quarter of 2011.
Income tax expense recorded as part of our results of discontinued operations during the three and nine months ended September 30, 2011 primarily related to the Delaware Settlement and the gain from the sale of five of our LTCHs.
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
In the second quarter of 2012, both Moody's and S&P upgraded our corporate credit rating. As a result of our credit rating upgrade, and consistent with the above objectives, in August 2012, we amended and restated our credit agreement to increase the size of our revolver from $500 million to $600 million, eliminate the former $100 million term loan ($95 million outstanding), extend the revolver maturity from May 2016 to August 2017, and lower the interest rate spread by 50 basis points to an initial rate of LIBOR plus 1.75%. In addition, in September 2012, we completed a registered public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount, the proceeds of which were used to repay amounts outstanding under our revolving credit facility and redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022. See Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2017. Our balance sheet is strong, our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash.
Current Liquidity
As of September 30, 2012, we had $163.2 million in Cash and cash equivalents. This amount excludes $27.8 million in Restricted cash and $55.7 million of restricted marketable securities ($22.7 million included in Other current assets and $33.0 million included in Other long-term assets in our condensed consolidated balance sheet as of September 30, 2012). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with external joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2011 Form 10-K.
In addition to Cash and cash equivalents, as of September 30, 2012, we had approximately $559 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2012, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.
As discussed above in the “Executive Overview” section of this Item, and despite the regulatory uncertainty currently facing healthcare providers, we anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We will also consider repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). As noted above, during the nine months ended September 30, 2012, we have repurchased 46,645 shares of our preferred stock.
As of September 30, 2012, we have scheduled principal payments of $67.5 million and $14.2 million in the remainder of 2012 and 2013, respectively, related to long-term debt obligations, including $64.5 million of bond prepayments made in October 2012 using the proceeds from our September 2012 senior notes issuance (see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2017, and none of our bonds are due until 2018 and beyond.

See Item 1A, Risk Factors, of the 2011 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$302.2	$213.2
Net cash (used in) provided by investing activities	(124.3)	32.7
Net cash used in financing activities	(44.8)	(246.6)
Increase (decrease) in cash and cash equivalents	$133.1	$(0.7)
Operating activities. Net cash provided by operating activities increased during the nine months ended September 30, 2012 compared to the same period of 2011 due primarily to increased Net operating revenues, improved operating leverage, and a decrease in interest expense. Net cash provided by operating activities for the nine months ended September 30, 2011 included the use of $26.9 million related to the premium associated with the redemption of our 10.75% Senior Notes and a $15.8 million decrease in the liability associated with Refunds due patients and other third-party payors. The decrease in this liability primarily related to a settlement discussed in Note 21, Settlements, to the 2011 Form 10-K.
Investing activities. The increase in Cash flows used in investing activities resulted from increased capital expenditures, including capitalized software costs, in the first nine months of 2012 compared to the first nine months of 2011. The increase in our capital expenditures in 2012 primarily resulted from increased hospital refresh projects, the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas (see also "financing activities" below), implementation of our electronic clinical information system, and our de novo development activities, including land purchases. Cash flows provided by investing activities during the nine months ended September 30, 2011 included $107.9 million of proceeds from the sale of five of our LTCHs in August 2011.
Financing activities. Cash flows used in financing activities decreased during the nine months ended September 30, 2012 compared to the same period of 2011. Cash flows used in financing activities during 2012 included the repurchase of 46,645 shares of our convertible perpetual preferred stock, distributions to noncontrolling interests of consolidated affiliates, and dividends paid on our preferred stock offset by net proceeds from debt transactions and capital contributions from consolidated affiliates primarily associated with the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas. Cash flows used in financing activities during the nine months ended September 30, 2011 included net principal payments on debt, including the redemption of our 10.75% Senior Notes due 2016, distributions to noncontrolling interests of consolidated affiliates, and dividends paid on our preferred stock. Net proceeds from debt transactions, including debt issue costs, were $47.8 million during the nine months ended September 30, 2012 compared to net debt payments, including debt issue costs, of $197.4 million during the nine months ended September 30, 2011.
Funding Commitments
We have scheduled principal payments of $67.5 million and $14.2 million in the remainder of 2012 and 2013, respectively, related to long-term debt obligations, including $64.5 million of bond prepayments made in October 2012 using the proceeds from our September 2012 senior notes issuance. For additional information about our long-term debt obligations, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.
Our capital expenditures include costs associated with our hospital refresh program, capacity expansions, de novo projects, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2012, we made capital expenditures of $128.2 million for property and equipment and capitalized software. These expenditures included the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas for approximately $15 million, half of which was reimbursed to us by our joint venture partner through a capital contribution. During 2012, we expect to spend approximately $155 million to $190 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $80 million to $105 million of this budgeted amount is considered discretionary.

As discussed earlier in this report, we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in growth opportunities and continue to invest in our core business. We will also consider repurchases of our preferred and common stock, common stock dividends, and, if warranted, further reductions to our long-term debt (subject to changes in our operating environment). For a discussion of risk factors related to our business and our industry, see Item 1A, Risk Factors, of the 2011 Form 10-K and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2011 Form 10-K.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K. These covenants are material terms of the credit agreement. Non‑compliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard Scrushy discussed in Note 21, Settlements, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K and Note 9, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
Under the credit agreement, the Adjusted EBITDA calculation does not include adjustments for the following items: (1) net income attributable to noncontrolling interests, (2) gain or loss on disposal of assets, (3) professional fees unrelated to the stockholder derivative litigation, and (4) unusual or nonrecurring cash expenditures in excess of $10 million. These items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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

Our Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$59.9	$68.3	$176.6	$192.1
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	0.5	(34.8)	(2.6)	(54.9)
Provision for income tax expense	28.1	18.1	84.1	21.9
Interest expense and amortization of debt discounts and fees	23.5	26.3	69.8	96.3
Loss on early extinguishment of debt	1.3	12.7	1.3	38.8
Professional fees—accounting, tax, and legal	4.1	4.0	13.2	16.2
Government, class action, and related settlements	(3.5)	—	(3.5)	(10.6)
Net noncash loss on disposal of assets	1.6	2.8	3.0	3.9
Depreciation and amortization	21.3	19.5	60.8	58.6
Stock-based compensation expense	6.1	4.9	18.1	14.4
Net income attributable to noncontrolling interests	(12.8)	(11.3)	(38.6)	(33.4)
Gain on consolidation of St. Vincent Rehabilitation Hospital	(4.9)	—	(4.9)	—
Adjusted EBITDA	$125.2	$110.5	$377.3	$343.3
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$302.2	$213.2
Provision for doubtful accounts	(19.8)	(14.9)
Professional fees—accounting, tax, and legal	13.2	16.2
Interest expense and amortization of debt discounts and fees	69.8	96.3
Equity in net income of nonconsolidated affiliates	9.7	8.8
Net income attributable to noncontrolling interests in continuing operations	(38.6)	(34.5)
Amortization of debt discounts and fees	(2.7)	(3.3)
Distributions from nonconsolidated affiliates	(7.9)	(9.7)
Current portion of income tax expense (benefit)	3.7	(1.5)
Change in assets and liabilities	51.4	65.7
Premium received on bond issuance	—	(4.1)
Premium paid on bond redemption	—	26.9
Change in government, class action, and related settlements	(2.6)	(6.5)
Net cash provided by operating activities of discontinued operations	(1.5)	(9.4)
Other	0.4	0.1
Adjusted EBITDA	$377.3	$343.3
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
We are secondarily liable for certain lease obligations associated with sold facilities, including the sale of our surgery centers, outpatient, and diagnostic divisions during 2007. As of September 30, 2012, we were secondarily liable for 11 such guarantees. The remaining terms of these guarantees range from one month to 54 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $11.1 million.
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
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2012 are as follows (in millions):

	Total	October 1 through December 31, 2012	2013-2014	2015-2016	2017 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,246.9	$65.2	$5.8	$2.9	$1,173.0
Revolving credit facility	—	—	—	—	—
Interest on long-term debt (b)	742.0	22.7	172.3	171.6	375.4
Capital lease obligations (c)	116.0	3.9	28.3	20.4	63.4
Operating lease obligations (d)(e)	264.0	10.8	74.2	53.1	125.9
Purchase obligations (e)(f)	140.0	4.1	49.1	43.4	43.4
Other long-term liabilities (g)	3.5	0.1	0.5	0.4	2.5
Total	$2,512.4	$106.8	$330.2	$291.8	$1,783.6

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2012 (See Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk. No variable rate debt was outstanding as of September 30, 2012.). Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2011 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease many of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2011 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: medical malpractice and workers' compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 19, Income Taxes, and Note 22, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2011 Form 10-K. Also, at September 30, 2012, we had $79.0 million of total gross unrecognized tax benefits. At this time, we cannot estimate a range of the reasonably possible change that may occur. We continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our income tax benefits, primarily related to our federal NOL. See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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
We recognize windfall tax benefits associated with the exercise of stock options or release of restricted stock units directly to stockholders' equity only when realized. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee's exercise of stock options or vesting of restricted stock units exceeds the deferred tax asset, if any, associated with the award we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the with-and-without method. Under this method, the windfall is considered realized and recognized for financial statement purposes only when an incremental benefit is provided after considering all other tax benefits, including our NOLs. The with-and-without method results in the windfall from stock-based compensation awards always being effectively the last tax benefit to be considered. Consequently, the windfall attributable to stock-based compensation will not be considered realized in instances where our NOLs (that are unrelated to windfalls) are sufficient to offset the current year's taxable income before considering the effects of current-year windfalls. See Note 7, Income Taxes, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
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
Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of September 30, 2012 is shown in the following table (in millions):

	As of September 30, 2012
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,209.6	100.0%	$1,308.8	100.0%
Variable rate debt	—	—%	—	—%
Total long-term debt	$1,209.6	100.0%	$1,308.8	100.0%
As of September 30, 2012, our revolving credit facility is the only piece of our long-term debt that carries a variable interest rate. As discussed in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, in September 2012, we completed a public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024. We used $195 million of the net proceeds from this transaction to repay the amounts outstanding under our revolving credit facility. Therefore, as of September 30, 2012, no variable rate debt was outstanding.
A 1% increase in interest rates would result in an approximate $45.2 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $40.2 million increase in its estimated net fair value.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2012 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 9, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and our Annual Report on Form 10‑K for the year ended December 31, 2011 (the “2011 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2012	2,520	(2)	$23.21	—	$125,000,000
August 1 through August 31, 2012	—		—	—	125,000,000
September 1 through September 30, 2012	—		—	—	125,000,000
Total	2,520		23.21	—

(1)	On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination by our board of directors. During the three and nine months ended September 30, 2012, there were no repurchases of our common stock under this authorization. For further discussion of this repurchase authorization and our authorization to repurchase convertible preferred stock and warrants, see the “Executive Overview – Stock Repurchase Authorization” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

(2)
These shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors' Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing nonemployee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market. The directors' rights to the shares are nonforfeitable, but the shares are only released to the directors after departure from our board.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH Corporation

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 26, 2012

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

4.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated herein by reference to Exhibit 4.7.1 to HealthSouth's Annual Report on Form 10-K for the year ended December 31, 2009).

4.2
Fourth Supplemental Indenture, dated September 11, 2012, among HealthSouth Corporation, the subsidiary guarantors named therein and The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on September 11, 2012).

4.3	Form of 5.75% Senior Notes due 2024 (included in, and incorporated by reference to, Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on September 11, 2012).

10.1
Third Amended and Restated Credit Agreement, dated August 10, 2012, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time.

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document