Form 10-K
period 2012-12-31
HEALTHSOUTH CORP
filed 2013-02-19
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.2 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 95,488,898 shares of common stock of the registrant outstanding, net of treasury shares, as of February 12, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2013 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

NOTE TO READERS
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

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

•
the price of our common stock as it affects our willingness and ability to repurchase shares under the program discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” of this report;

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
Overview of the Company
General
HealthSouth is the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. The table below provides detail on our hospitals and selected operating data. Additional detail can be found in the table in Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations.”

	For the Year Ended December 31,
	2012	2011	2010
	(Actual Amounts)
Consolidated data:
Number of inpatient rehabilitation hospitals (1)	100	99	97
Number of outpatient rehabilitation satellite clinics	24	26	32
Number of hospital-based home health agencies	25	25	25
Number of inpatient rehabilitation units managed by us through management contracts	3	3	4
Discharges	123,854	118,354	112,514
Outpatient visits	880,182	943,439	1,009,397
# of licensed beds (2)	6,656	6,461	6,331
	(In Millions)
Net operating revenues:
Net patient revenue - inpatient	$2,012.6	$1,866.4	$1,722.7
Net patient revenue - outpatient and other	149.3	160.5	154.9
Net operating revenues	$2,161.9	$2,026.9	$1,877.6

(1)	Including 2, 3, and 3 hospitals as of December 31, 2012, 2011, and 2010, respectively, that operate as joint ventures which we account for using the equity method of accounting.

(2)	Excluding 151, 234, and 234 licensed beds as of December 31, 2012, 2011, and 2010, respectively, of hospitals that operate as joint ventures which we account for using the equity method of accounting.
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as neurological disorders, strokes, hip fractures, head injuries, and spinal cord injuries, that are generally nondiscretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
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

Competitive Strengths
As the nation’s largest owner and operator of inpatient rehabilitation hospitals and with our business focused primarily on those services, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. Our strengths can also be described in the following ways:

•
People. We believe our 22,700 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding rehabilitative care to our patients. We also undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality rehabilitative care in the most cost-effective manner.

•
Quality. Our hospitals provide a broad base of clinical experience from which we have developed best practices and protocols. We believe these clinical best practices and protocols help ensure the delivery of consistently high-quality rehabilitative healthcare services across all of our hospitals. We have developed a program called “TeamWorks,” which is a series of operations-focused initiatives using identified best practices to reduce inefficiencies and improve performance across a wide spectrum of operational areas. We believe these initiatives have enhanced, and will continue to enhance, patient-employee interactions and coordination of care and communication among the patient, the patient’s family, the hospital’s treatment team, and payors, which, in turn, improves outcomes and patient satisfaction.

•
Efficiency and Cost Effectiveness. Our size helps us provide inpatient rehabilitative healthcare services on a cost-effective basis. Specifically, because of our large number of inpatient hospitals, we can utilize proven staffing models and take advantage of certain supply chain efficiencies. In addition, we created and installed a proprietary management reporting system, which aggregates timely data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals as well as executive management. This system allows users to analyze data and trends and view reports across the enterprise, region, state, or local levels on an updated basis.

•
Technology. As a market leader in inpatient rehabilitation, we have devoted substantial effort and expertise to leveraging technology to improve patient care and operating efficiencies. Specific rehabilitative technology, such as our internally-developed therapeutic device called the “AutoAmbulator,” utilized in our facilities allows us to effectively treat patients with a wide variety of significant physical disabilities. Our commitment to technology also includes information technology, such as our rehabilitation-specific electronic clinical information system (“CIS”) and our internally-developed management reporting system described above. To date, we have installed the CIS in 16 hospitals with another 20 installations scheduled for 2013. We expect to complete installation in our existing hospitals by the end of 2017. We believe the CIS will improve patient care and safety and enhance operational efficiency. Given the increased emphasis on coordination across the patient care spectrum, we also believe the CIS sets the stage for connectivity with referral sources and health information exchanges. Ultimately, we believe the CIS can be a key competitive differentiator and impact patient choice.

Patients and Demographic Trends
Demographic trends, such as population aging, will affect long-term demand for healthcare services. While we treat patients of all ages, most of our patients are persons 65 and older. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages and life expectancies increase. The number of Medicare-eligible patients is expected to grow approximately 3% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business.
Strategy
Our 2012 strategy focused on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets while seeking incremental efficiencies in our cost structure;

•	achieving organic growth at our existing hospitals;

•	continuing to expand our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets; and

•	continuing to enhance our liquidity and strengthen our balance sheet.
Total discharges grew 4.6% from 2011 to 2012. Our same-store discharges grew 2.9% during 2012 compared to 2011. This growth includes the net expansion of licensed beds in our existing hospitals by 95 beds in 2012. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database, and they did so while we continued to increase our market share throughout 2012. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” not only did our hospitals treat more patients and enhance outcomes, they did so in a highly cost-effective manner. We also achieved incremental efficiencies evidenced by the decrease in Total operating expenses as a percentage of Net operating revenues.
 Our growth efforts continued to yield positive results in 2012. Specifically, we:

•	continued development of the following de novo hospitals:

Location	# of Beds	Expected Construction Start Date	Expected Operational Date
Littleton, Colorado (South Denver)	40	Q2 2012	Q2 2013
Stuart, Florida (a joint venture with Martin Health System)	34	Q2 2012	Q2 2013
Greater Orlando, Florida market	50	Q3 2013	Q4 2014
Middletown, Delaware*	34	TBD	TBD
Williamson County, Tennessee*	40	TBD	TBD
Newnan, Georgia*	50	TBD	TBD
* We have been awarded a certificate of need from the state authority, the award of which is under appeal.

•	acquired 12 inpatient rehabilitation beds in Andalusia, Alabama from a subsidiary of LifePoint Hospitals in order to add beds at our existing hospital in Dothan, Alabama;

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

•
broke ground on a replacement hospital for HealthSouth Rehabilitation Hospital of Western Massachusetts which is currently leased. We expect to relocate operations from the currently leased hospital to the new facility in December 2013; and

•	began accepting patients at our newly built, 40-bed inpatient rehabilitation hospital in Ocala, Florida in December.
We also continued to enhance our liquidity and strengthen our balance sheet in 2012. We improved our overall debt profile in August 2012 by amending our credit agreement. In that amendment, we:

•	increased the capacity of the revolving credit facility from $500 million to $600 million and eliminated the former $100 million term loan ($95 million then outstanding);

•	reduced the interest rate spread by 50 basis points to an initial interest rate of LIBOR plus 1.75%; and

•	extended the maturity date for the revolving credit facility from May 2016 to August 2017.
Then, in September 2012, we completed a registered public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount, the proceeds of which were used to repay amounts outstanding under our revolving credit facility and redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022. As a result of these transactions and our continued strong cash flows from operations, our liquidity increased from approximately $376 million as of December 31, 2011 to approximately $693 million as of December 31, 2012. In addition, we repurchased 46,645 shares of our convertible perpetual preferred stock for $46.5 million. We also purchased, in conjunction with our joint venture partner, the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas.
We believe our proven track record of producing superior clinical results for a lower average reimbursement payment than other inpatient rehabilitation providers will allow us to adjust to future governmental reimbursement initiatives. We also believe the regulatory and reimbursement risks discussed below which we have historically faced and will likely continue to face may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently gain market share, realize better outcomes than our competitors and achieve these results at significantly lower costs. Additionally, we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will permit us to continue to invest in our core business and in growth opportunities. Our growth strategy in 2013 will again focus on organic growth and development activities.
Additionally, we have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2017. Over the past few years, we have redeemed our most expensive debt and reduced our interest expense. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. In addition to investing in our core business model and growth initiatives, we will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock, common stock dividends, and, if deemed prudent, further reductions to our long-term debt, recognizing that these actions may increase our leverage ratio. On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. We intend to pursue a tender offer for our common stock for up to the full amount of this authorization.
For additional discussion of our strategy, business outlook, Adjusted EBITDA, and common stock repurchase authorization, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview” and “Liquidity and Capital Resources.”
Employees
As of December 31, 2012, we employed approximately 22,700 individuals, of whom approximately 13,600 were full-time employees. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 60 employees at one inpatient rehabilitation hospital (about 15% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2012. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of medical personnel is a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on maintaining the competitiveness of our compensation and benefit programs and improving our recruiting, retention, and productivity. The shortage of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor.”
Competition
The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. Smaller privately held companies compete with us primarily in select geographic markets in Texas and the West. In addition, there are public companies that own primarily long-term acute care hospitals (“LTCHs”) but own or operate a small number of inpatient rehabilitation facilities as well, one of which also manages the operations of inpatient rehabilitation facilities as part of its business model. Other providers of post acute-care services may attempt to become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased even though nursing homes are not required to offer the same level of care, or be licensed, as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the presence of physician-owned providers. However, the previously enacted ban on new, or expansion of existing, physician-owned hospitals should limit to some degree that competitive factor going forward. See the “Regulation—Relationships with Physicians and Other Providers” section below for further discussion. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.

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
Regulatory and Reimbursement Challenges
The healthcare industry is currently facing many well-publicized regulatory and reimbursement challenges. It always has been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory environment. We believe we have the necessary capabilities – scale, infrastructure, balance sheet, and management – to adapt to and succeed in a highly regulated industry, and we have a proven track record of doing so.
Reduced Medicare Reimbursement
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments for all healthcare providers in January 2013. On January 2, 2013, the President signed into law the American Taxpayer Relief Act of 2012, which delayed this reduction until March 2013, at which time the President must issue an executive order implementing it. We currently estimate this automatic reduction, known as “sequestration,” will begin impacting Net operating revenues in mid-March 2013 and result in a net decrease in our Net operating revenues of approximately $28 million in 2013. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows.
However, we believe our efficient cost structure and substantial owned real estate coupled with the steps we have taken to reduce our debt and corresponding debt service obligations should allow us to absorb, adjust to, or mitigate any potential initiative or payment reductions more easily than most other inpatient rehabilitation providers. In addition, we decided for the current year to replace the annual merit increase typically provided to nonmanagement employees in October of each year with a one-time, merit-based, year-end bonus paid in the fourth quarter of 2012. We believe this action will enhance our flexibility to address and mitigate the expected impact of sequestration and potential additional Medicare payment reductions in 2013 and beyond. For further discussion of the potential adverse impacts of Medicare reimbursement reductions, see Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”
Changes to Our Operating Environment Resulting from Healthcare Reform
On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act (the “PPACA”) into law. On March 30, 2010, President Obama signed into law the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Most notably, the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business by: (1) reducing annual market basket updates to providers, which are discussed in greater detail below under “Sources of Revenue - Medicare Reimbursement;” (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations; and (4) creating an Independent Payment Advisory Board.
Many aspects of implementation and interpretation of the 2010 Healthcare Reform Laws are still uncertain. Given the complexity and the number of changes in these laws, we cannot predict their ultimate impact. However, we believe the above provisions are the ones with the greatest potential impact on us. We will continue to evaluate these laws, and, based on our track record, we believe we can adapt to these regulatory changes. Furthermore, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care. For further discussion of the potential adverse impacts of healthcare-related laws and regulations, see Item 1A, Risk Factors.

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

	For the Year Ended December 31,
	2012	2011	2010
Medicare	73.4%	72.0%	70.5%
Medicaid	1.2%	1.6%	1.8%
Workers' compensation	1.5%	1.6%	1.6%
Managed care and other discount plans	19.3%	19.8%	21.3%
Other third-party payors	1.8%	2.0%	2.3%
Patients	1.3%	1.2%	1.3%
Other income	1.5%	1.8%	1.2%
Total	100.0%	100.0%	100.0%
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
For additional discussion of the risks associated with our concentration of revenues from the federal government, see Item 1A, Risk Factors.
Medicare Reimbursement
Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services, and, from time to time, these methodologies and rates can be modified by the United States Centers for Medicare and Medicaid Services (“CMS”). In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the inpatient rehabilitation facility (“IRF”) prospective payment system (the “IRF-PPS”) by what is commonly known as a “market basket update.” Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent Congressional agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including the IRF-PPS. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year.
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. For example, the 2010 Healthcare Reform Laws require that CMS establish new quality data reporting for IRFs. Effective October 1, 2012, all IRFs are required to submit data on urinary catheter-related infections and pressure ulcers for the IRF Quality Reporting Program. Beginning October 1, 2014, and each subsequent fiscal year thereafter, failure to submit the required quality data will result in a two percentage point reduction to the applicable facility’s annual market basket increase factor for payments made for discharges occurring during that fiscal year. Our hospitals began submitting quality data to CMS in October 2012. Additionally, the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012 on January 2, 2013, and its sequestration provision will result in a reduction of 2% in Medicare payment rates for all healthcare providers upon executive order of the President in March 2013 unless Congress and the President take further action. Any downward adjustment to rates, or another pricing roll-back, for the types of facilities we operate could have a material adverse effect on our business, financial position, results of operations, and cash flows.
CMS has adopted final rules that require healthcare providers to update and supplement diagnosis and procedure codes to the International Classification of Diseases 10th Edition (“ICD-10”), effective October 1, 2014. We are currently modifying our systems to accommodate the adoption of ICD-10. We expect to be in compliance on a timely basis. Although this adoption process will result in system conversion expenses and may result in some disruptions to the billing process and delays in the receipt of some payments, we do not believe there will be a material impact on our business. We will continue to monitor this implementation carefully.
A basic summary of current Medicare reimbursement in our primary service areas follows:
Inpatient Rehabilitation Hospitals. As discussed above, our hospitals receive fixed payment reimbursement amounts per discharge under IRF-PPS based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services (“HHS”). In order to qualify for reimbursement under IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, preadmission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being high-quality, cost-effective providers.
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
Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created challenges for inpatient rehabilitation providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, on May 7, 2004, CMS issued a final rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. On December 29, 2007, the Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, setting the compliance threshold at 60% instead of 75% and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The long-term impact of the freeze at the 60% compliance threshold is positive because it allowed patient volumes to stabilize. In another example, the 2007 Medicare Act included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in the pricing of services eligible for Medicare reimbursement to a pricing level that existed in the third quarter of 2007, or a Medicare pricing “roll-back,” which resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs.
On July 29, 2011, CMS released its notice of final rulemaking for the fiscal year 2012 IRF-PPS. This rule was effective for Medicare discharges between October 1, 2011 and September 30, 2012. The pricing changes in this rule included a 2.9% market basket update that was reduced to 2.8% under the requirements of the 2010 Healthcare Reform Laws discussed above, as well as other pricing changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. The 2010 Healthcare Reform Laws also require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2011 decreased the market basket update by 1.0%.
On July 25, 2012, CMS released its notice of final rulemaking for the fiscal year 2013 IRF-PPS (the “2013 Rule”). This rule is effective for Medicare discharges between October 1, 2012 and September 30, 2013. The pricing changes in this rule include a 2.7% market basket update that has been reduced by 0.1% to 2.6% under the requirements of the 2010 Healthcare Reform Laws, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. The productivity adjustment effective October 1, 2012 is a decrease to the market basket update of 0.7%. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the 2013 Rule, we believe our Medicare payment rates will see a net increase of approximately 2.1% beginning October 1, 2012. As discussed above, the effect of sequestration is to reduce that Medicare payment rate by 2.0% beginning in March 2013.
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by coverage rules and determinations. Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a qualified rehabilitation physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide required rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services. CMS has been examining the use of group therapies in many post-acute settings. For individual claims, Medicare contractors make coverage determinations regarding medical necessity which can represent more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
Pursuant to legislative directives and authorizations from Congress, CMS developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing Medicare contractors. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (”RACs”), began post-payment audit processes in late 2009 for providers in general. The RACs receive claims data directly from Medicare contractors on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. These RAC audits have initially focused on coding errors. CMS is currently expanding the program to medical necessity reviews for inpatient rehabilitation hospitals. The 2010 Healthcare Reform Laws extended the RAC program to Medicare, Parts C and D, and Medicaid.
On August 27, 2012, CMS launched its three-year demonstration project that expands the RAC program to include prepayment review of Medicare fee-for-service claims. Currently, only acute care hospitals are subject to this review project, but CMS could expand it to post-acute providers. This demonstration project will identify specific diagnosis codes for review, and the RAC contractors will review the selected claims to determine if they are proper before payment has been made to the provider. The project covers 11 states, including 8 states in which we operate – Florida, California, Texas, Louisiana, Illinois, Pennsylvania, Ohio, and Missouri. Providers with claims identified for RAC prepayment reviews will have 30 days to respond to requests for additional documentation. If they do not respond timely, the claim will be denied. Providers will receive determinations within 45 days of submitting the relevant documentation.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error.
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
Outpatient Services. Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, under the CMS final notice of rulemaking for the physician fee schedule for calendar year 2013, released on November 1, 2012, a statutory reduction of 26.5% would have been implemented. However, the American Taxpayer Relief Act of 2012 provided for an extension of the current Medicare physician fee schedule payment rates from January 1, 2013 through December 31, 2013, further postponing the statutory reduction. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by January 1, 2014, payment levels for outpatient services under the physician fee schedule will be reduced at that point by more than 26%. We currently estimate that a reduction of that size, before taking into account our efforts to mitigate these changes, which would likely include closure of additional outpatient satellite clinics, would result in a net decrease in our Net operating revenues of approximately $8 million annually. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2012, Medicaid payments represented only 1.2% of our consolidated Net operating revenues. Although the 2010 Healthcare Reform Laws contain provisions intended to expand Medicaid coverage, part of which were invalidated by the U.S. Supreme Court, we do not believe the expanded coverage will have a material impact on our consolidated Net operating revenues given our current patient mix.
Managed Care and Other Discount Plans
All of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms of between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. While some of our contracts provide for annual rate increases of two to four percent and our average rate increase in 2012 was 3.8%, we cannot provide any assurance we will continue to receive increases. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
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
In addition, hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Once certified by Medicare, hospitals undergo periodic on-site surveys and revalidations in order to maintain their certification. All of our inpatient hospitals participate in the Medicare program.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need” or “CON” law. As of December 31, 2012, approximately 49% of our licensed beds are located in states or U.S. territories that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a certificate of need. Any time a CON is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.
We potentially face opposition any time we initiate a certificate of need project or seek to acquire an existing facility or CON. This opposition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed CON project. Opposition to our applications may delay or prevent our future addition of beds or hospitals in given markets or increase our costs in seeking those additions. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition, including in markets where we hold a CON and a competitor is seeking an approval. We have generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance we will achieve similar success in the future and the likelihood of success varies by state.
False Claims
The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the federal False Claims Act to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. For additional discussion, see Item 1A, Risk Factors, and Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the False Claims Act. These changes and those described above related to the False Claims Act, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation of the Anti-Kickback Law by us or one or more of our partnerships could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, or radiology services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $15,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
Under the 2010 Healthcare Reform Laws, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest has been dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market and regulatory approval conditions are met. Currently, we have no hospitals that would be considered physician-owned under this law.
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
Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance that our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth hospitals. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
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
With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act of 2009, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security involving protected health information. HHS is responsible for enforcing the requirement that covered entities notify any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to HHS and media outlets. The heightened penalties for noncompliance range from $100 to $50,000 for single incidents to $25,000 to $1,500,000 for multiple identical violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties are not subject to a statutory maximum. Willful neglect includes the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies.
On January 17, 2013, HHS Office for Civil Rights issued a final rule, with a compliance date of September 23, 2013, to implement the HITECH Act and make other modifications to the HIPAA and HITECH regulations. This rule expanded the potential liability for a breach involving protected health information to cover some instances where a subcontractor is responsible for the breaches and that individual or entity was acting within the scope of delegated authority under the related contract or engagement. The final rule generally defines “breach” to mean the acquisition, access, use or disclosure of protected health information in a manner not permitted by the HIPAA privacy standards, which compromises the security or privacy of protected health information. Under the final rule, improper acquisition, access, use, or disclosure is presumed to be a reportable breach, unless the potentially breaching party can demonstrate a low probability that protected health information has been compromised. On the whole, it appears the changes to the breach reporting rules could increase breach reporting in the healthcare industry.
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
Available Information
Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments to those reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act of 2010, which amended the PPACA (together, the “2010 Healthcare Reform Laws”). Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) reducing annual market basket updates to providers, which include annual productivity adjustment reductions; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); and (4) creating an Independent Payment Advisory Board.
Most notably for us, these laws include a reduction in annual market basket updates to hospitals. In accordance with Medicare laws and statutes, the United States Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” The reductions in our annual market basket updates continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2013	2014	2015-16	2017-19
0.1%	0.3%	0.2%	0.75%
In addition, the 2010 Healthcare Reform Laws require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective from October 1, 2012 to

September 30, 2013 is a decrease to the market basket update of 0.7%. We estimate the adjustment effective October 1, 2013 will be a decrease to the market basket update of approximately 1.0%, but we cannot predict it with certainty.
The 2010 Healthcare Reform Laws also directed the United States Department of Health and Human Services (“HHS”) to examine the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. On January 31, 2013, CMS announced the selection of participants in the initial phase of limited-scope, voluntary bundling pilot projects. There will be four project types: acute care only, acute/post-acute, post-acute only, and acute and physician services. In the initial phase, pilot participants along with their provider partners will exchange data with CMS on care patterns and engage in shared learning in how to improve care. The next phase, scheduled to begin in July 2013, will require participants in that phase, pending contract finalization and completion of the standard CMS program integrity reviews, to take on financial risk for episodes of care. Per the announcement, CMS selected as participants a small number of acute care hospitals with which we have relationships. Therefore, we expect to be part of the related bundling projects as a post-acute rehabilitation provider. We will continue to evaluate on a case by case basis the appropriateness of bundling opportunities for our hospitals and patients.
Similarly, the 2010 Healthcare Reform Laws required CMS to start a voluntary program by January 1, 2012 for ACOs, in which hospitals, physicians and other care providers develop entities to pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. In October 2011, CMS issued the final rules establishing the voluntary ACO program. These rules are extremely complex and remain subject to further refinement by CMS. As with bundling, we are currently evaluating on a case by case basis appropriate participation opportunities in the ACO pilots for our hospitals and patients. We have expressed interest in participating in several ACOs but, to date, have not entered into any participation agreements.
Another provision of these laws establishes an Independent Payment Advisory Board that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. However, due to the market basket reductions that are also part of these laws (as discussed above), certain healthcare providers, including HealthSouth, will not be subject to payment reduction proposals developed by this board and presented to Congress through 2019. While we may not be subject to payment reduction proposals by this board for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may adversely impact our results of operations.
Given the complexity and the number of changes in these laws, we cannot predict their ultimate impact. However, we believe the above provisions are the issues with the greatest potential impact on us.
The 2010 Healthcare Reform Laws include other provisions that could adversely affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS Office of Inspector General or the United States Department of Justice (the “DOJ”). Any such suspension would adversely impact our financial position, results of operations, and cash flows.
Further, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all inpatient rehabilitation facilities (“IRFs”). Beginning October 1, 2014, and each subsequent fiscal year thereafter, failure to submit the required quality data will result in a two percentage point reduction to the applicable facility’s annual market basket increase factor for payments made for discharges occurring during that fiscal year. Our hospitals began submitting quality data to CMS in October 2012. For additional discussion of general healthcare regulation, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Regulation.”
Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. While many of the stated goals of the federal and state reform initiatives are consistent with our own goal to provide care that is high-quality and cost-effective, legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, and otherwise adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted, implemented or amended, or the effect any future legislation or regulation will have on us.
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments for all healthcare providers in January 2013. On January 2, 2013, the

President signed into law the American Taxpayer Relief Act of 2012, which delayed this reduction until March 2013, at which time the President must issue an executive order implementing it. We currently estimate this automatic reduction, known as “sequestration,” will begin impacting Net operating revenues in mid-March 2013 and result in a net decrease in our Net operating revenues of approximately $28 million in 2013.
Additionally, concerns held by federal policymakers about the federal deficit and national debt levels, including the statutory cap on the ability to issue debt referred to as the “debt ceiling,” could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows.
If we are not able to maintain increased case volumes or reduce operating costs to offset any future pricing roll-back, reduction, freeze, or increased costs associated with new regulatory compliance obligations, our operating results could be adversely affected. Our results could be further adversely affected by other changes in laws or regulations governing the Medicare program, as well as possible changes to or expansion of the audit processes conducted by Medicare contractors or Medicare recovery audit contractors. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
In addition, there are increasing pressures, including as a result of the 2010 Healthcare Reform Laws, from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and nongovernmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected in some of the markets where we operate if the auditing payor alleges that substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.
Competition for staffing, shortages of qualified personnel, union activity or other factors may increase our labor costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our hospitals. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our labor costs increase, we may not experience reimbursement rate increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased labor costs. Our failure to recruit and retain qualified medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

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
Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. As discussed above in connection with the 2010 Healthcare Reform Laws, the federal government has in the last couple of years made fighting healthcare fraud one of the top law enforcement priorities. In the past few years, the DOJ and HHS as well as federal lawmakers have significantly increased efforts to combat healthcare fraud. In recent years, the DOJ has pursued and recovered a record amount of taxpayer dollars lost to healthcare fraud. Substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation.
Our hospitals face national, regional, and local competition for patients from other healthcare providers.
We operate in a highly competitive industry. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need laws to weaken those laws, which could potentially increase competition in those states. Conversely, competition and statutory procedural requirements in some certificate of need states may inhibit our ability to expand our operations.

We may have difficulty completing acquisitions, investments, joint ventures or de novo developments consistent with our growth strategy, or we may make investments or acquisitions or enter into joint ventures that may be unsuccessful and could expose us to unforeseen liabilities.
We selectively pursue strategic acquisitions of, investments in, and joint ventures with rehabilitative healthcare providers and, in the longer term, may do so with other complementary post-acute healthcare operations. We may face limitations on our ability to identify sufficient acquisition targets to meet goals or projections. Acquisitions identified and completed may involve material cash expenditures, debt incurrence, operating losses, amortization of certain intangible assets of acquired companies, issuances of equity securities, and expenses that could affect our business, financial position, results of operations and liquidity. Acquisitions, investments, and joint ventures involve numerous risks, including:

•
limitations, including state certificates of need as well as CMS and other regulatory approval requirements, on our ability to complete such acquisitions, particularly those involving not-for-profit providers, on terms, timetables, and valuations reasonable to us;

•	limitations in obtaining financing for acquisitions at a cost reasonable to us;

•	difficulties integrating acquired operations, personnel, and information systems, and in realizing projected revenues, efficiencies and cost savings, or returns on invested capital;

•	entry into markets, businesses or services in which we may have little or no experience;

•	diversion of business resources or management’s attention from ongoing business operations; and

•	exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws and anti-trust considerations in specific markets.
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
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, and the material lawsuits are discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages and other remedies assessed against us or settlements agreed to could have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, the costs of defending litigation and investigations, even if frivolous or nonmeritorious, could be significant.
We insure a substantial portion of our professional liability, general liability, and workers’ compensation liability risks through our captive insurance subsidiary, as discussed further in Note 10, Self-Insured Risks, to the accompanying consolidated financial statements. Changes in the number of these liability claims and the cost to resolve them impact the reserves for these risks. A variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the reserves for these liability risks, which could have an effect on our financial position and results of operations.
The proper function, availability, and security of our information systems is critical to our business.
We are dependent on the proper function, availability and security of our information systems, including our new electronic clinical information system which plays a substantial role in the operations of the hospitals in which it is installed. We undertake substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and we regularly test the adequacy of our security and disaster recovery measures. We have installed privacy protection systems and devices on our network and electronic devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act. For additional discussion of these laws, see Item 1, Business, “Regulation.” As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches or to alleviate problems caused by breaches, including unauthorized access to patient data and personally identifiable information stored in our information systems and the introduction of computer malware to our systems. However, there can be no assurance our safety and security measures or our disaster recovery plan will detect and prevent security breaches in a timely manner or otherwise prevent damage or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems. We may be held liable to our patients and regulators, which could result in fines, litigation, or negative publicity. Failure to maintain proper function, security, and availability of our information systems could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Successful execution of our current business plan depends on our key personnel.

The success of our current business plan depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. We rely upon their ability, expertise, judgment, discretion, integrity and good faith. There can be no assurance that we will retain our key executives and employees or that we can attract or retain other highly qualified individuals in the future. If we lose key personnel, we may be unable to replace them with personnel of comparable experience in, or knowledge of, the healthcare provider industry or our specific post-acute segment. The loss of the services of any of these individuals could prevent us from successfully executing our business plan and could have a material adverse affect on our business and results of operations.

Our leverage or level of indebtedness may have negative consequences for our business, and we may incur additional indebtedness in the future.
Although we have reduced our outstanding long-term debt substantially in recent years, we still had approximately $1.2 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $71.9 million in capital leases) as of December 31, 2012. See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our senior notes permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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

•
exposing us to risks inherent in interest rate fluctuations for outstanding amounts under our credit facility, which could result in higher interest expense in the event of increases in interest rates.

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

The restrictive covenants in our credit agreement and the indentures governing our senior notes could affect our ability to execute aspects of our business plan successfully.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2012, we cannot assure you we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2012, approximately 75% of our consolidated Property and equipment, net held by HealthSouth Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 8, Long-term Debt, and Note 21, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.
Uncertainty in the credit markets could adversely affect our ability to carry out our development objectives.
The global and sovereign credit markets experienced significant disruptions in recent years, and economic conditions remained volatile in 2012, resulting in unsettled credit markets. Future market shocks could result in reductions in the availability of certain types of debt financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. Tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. The inability to obtain additional financing could have a material adverse effect on our financial condition or our growth opportunities.
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
As of December 31, 2012, we had an unused federal net operating loss carryforward (“NOL”) of approximately $340 million (approximately $1.0 billion on a gross basis) and state NOLs of approximately $93 million. Such losses expire in various amounts at varying times through 2031. Unless they expire, these NOLs may be used to offset future taxable income and thereby reduce our income taxes otherwise payable. While we believe we will be able to use a substantial portion of these tax benefits before they expire, no such assurances can be provided. For further discussion of our NOLs, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Income Taxes, to the accompanying consolidated financial statements.
As of December 31, 2012, we maintained a valuation allowance of approximately $40 million against our deferred tax assets. At the state jurisdiction level, based on the weight of the available evidence including our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
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
Section 382 of the Internal Revenue Code (“Section 382”) imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its NOLs to reduce its tax liability. An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s “stock” by its “5-percent shareholders” (as defined in Section 382) over a rolling three-year period based upon each of those shareholder’s lowest percentage of stock owned during such period. It is possible that future transactions, not all of which would be within our control, could cause us to undergo an ownership change as defined in Section 382. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. At this time, we do not believe these limitations will affect our ability to use any NOLs before they expire. However, no such assurances can be provided. If we are unable to fully utilize our NOLs to offset taxable income generated in the future, our results of operations and cash flows could be materially and negatively impacted. Additionally, the imposition of an annual limit could result in it taking longer to utilize our NOLs, which would adversely affect the present value of those tax assets.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama. We occupy those office premises under a long-term lease which expires in 2018 and includes options for us, at our discretion, to renew the lease for up to ten years in total beyond that date.
In addition to our principal executive office, as of December 31, 2012, we leased or owned through various consolidated entities 124 business locations to support our operations. Our hospital leases, which represent the largest portion of our rent expense, customarily have initial terms of 10 to 30 years. Most of our leases contain one or more options to extend the lease period for five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our principal executive offices, no other individual property is materially important.
The following table sets forth information regarding our hospital properties (excluding the two hospitals that have 151 licensed beds and operate as joint ventures which we account for using the equity method of accounting) as of December 31, 2012:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned	Building Owned and Land Leased	Building and Land Leased	Total
Alabama *	371	1	2	3	6
Arizona	335	1	1	3	5
Arkansas	267	2	1	1	4
California	114	1	—	1	2
Colorado	64	—	—	1	1
Florida *	803	6	1	3	10
Illinois *	55	—	1	—	1
Indiana	80	—	—	1	1
Kansas	242	1	—	2	3
Kentucky *	80	1	1	—	2
Louisiana	47	1	—	—	1
Maine *	100	—	—	1	1
Maryland *	54	1	—	—	1
Massachusetts *	53	—	—	1	1
Missouri*	156	—	2	—	2
Nevada	219	2	—	1	3
New Hampshire *	50	—	1	—	1
New Jersey *	220	1	1	1	3
New Mexico	87	1	—	—	1
Ohio	40	—	—	1	1
Pennsylvania	774	3	—	6	9
Puerto Rico*	72	—	—	2	2
South Carolina *	338	1	4	—	5
Tennessee *	370	3	3	—	6
Texas	1,063	11	2	2	15
Utah	84	1	—	—	1
Virginia *	260	2	1	3	6
West Virginia *	258	1	3	—	4
	6,656	41	24	33	98
*      Certificate of need state or U.S. territory
Our obligations under our existing credit agreement are secured by substantially all of (1) the real property owned by us and our subsidiary guarantors as of August 10, 2012, the date of that agreement, and (2) the current and future personal property owned by us and our subsidiary guarantors. We and the subsidiary guarantors entered into mortgages with respect to most of our material real property that we owned as of August 10, 2012 (excluding real property subject to preexisting liens and/or mortgages) to secure our obligations under the credit agreement. For additional information about our credit agreement, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements, which is incorporated herein by reference.

Item 4.	Mine and Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2011 through December 31, 2012.

	High	Low
2011
First Quarter	$25.38	$20.78
Second Quarter	28.50	23.38
Third Quarter	27.16	14.07
Fourth Quarter	19.55	13.65

2012
First Quarter	$21.53	$16.55
Second Quarter	23.35	18.44
Third Quarter	24.99	20.99
Fourth Quarter	24.39	19.85
Holders
As of February 12, 2013, there were 95,488,898 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 9,817 holders of record.
Dividends
We have never paid cash dividends on our common stock, but we believe our current financial position would allow us to do so. At this time, we are considering dividends but do not currently have authority to declare any. Any future decisions regarding dividends on our common stock would have to be approved at the discretion of our board of directors based on the considerations it deems appropriate at the time. In addition, the terms of our credit agreement (see Note 8, Long-term Debt, to the accompanying consolidated financial statements) restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of prior dividends and other defined “restricted payments” previously made, does not exceed $200 million, which amount is subject to increase by accumulated excess cash flows over time (approximately $185 million as of December 31, 2012).
Our preferred stock generally provides for the payment of cash dividends subject to certain limitations. See Note 11, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plans,” and incorporated here by reference.

Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2012:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2012	2,433	(2)	$24.00	—	$125,000,000
November 1 through November 30, 2012	—		—	—	125,000,000
December 1 through December 31, 2012	1,465	(3)	21.11	—	125,000,000
Total	3,898		22.91	—

(1)	On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. During the three months ended December 31, 2012, there were no repurchases of our common stock under this authorization. On February 15, 2013, our board of directors approved an increase in this common stock repurchase authorization from $125 million to $350 million. We intend to pursue a tender offer for our common stock for up to the full amount of this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility. For further discussion of this repurchase authorization, see the “Liquidity and Capital Resources – Stock Repurchase Authorization” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

(2)
These shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing nonemployee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The directors’ rights to the shares are nonforfeitable, but the shares are only released to the directors after departure from our board.

(3)	These shares were tendered by employees as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 22 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2007 in our common stock and each of the indices. We did not pay dividends during that time period.
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such filing.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of HealthSouth’s common stock. Research Data Group, Inc. provided us with the data for the indices presented below. We assume no responsibility for the accuracy of the indices’ data, but we are not aware of any reason to doubt its accuracy.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HealthSouth Corporation, the S&P 500 Index, and the S&P Health Care Services Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
HealthSouth Corp.
S&P 500
S&P Health Care Services

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2007	2008	2009	2010	2011	2012
HealthSouth	100.00	52.19	89.38	98.62	84.14	100.52
Standard & Poor’s 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
S&P Health Care Services Select Industry Index	100.00	83.11	116.95	126.46	116.65	140.42

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data presented below for the years ended December 31, 2012, 2011, and 2010 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2009 and 2008, as adjusted for discontinued operations and the reclassifications discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements, from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2009. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2012	2011	2010	2009		2008
	(In Millions, Except per Share Data)
Statement of Operations Data:
Net operating revenues	$2,161.9	$2,026.9	$1,877.6	$1,784.9		$1,701.2
Operating earnings (1) (2)	378.7	351.4	295.9	228.7	—	371.7
Provision for income tax expense (benefit) (3)	108.6	37.1	(740.8)	(2.9)		(69.1)
Income from continuing operations	231.4	205.8	930.7	110.4		249.7
Income from discontinued operations, net of tax (4)	4.5	48.8	9.1	18.4		32.1
Net income	235.9	254.6	939.8	128.8		281.8
Less: Net income attributable to noncontrolling interests	(50.9)	(45.9)	(40.8)	(34.0)		(29.4)
Net income attributable to HealthSouth	185.0	208.7	899.0	94.8		252.4
Less: Convertible perpetual preferred stock dividends	(23.9)	(26.0)	(26.0)	(26.0)		(26.0)
Less: Repurchase of convertible perpetual preferred stock	(0.8)	—	—	—		—
Net income attributable to HealthSouth common shareholders	$160.3	$182.7	$873.0	$68.8		$226.4

Weighted average common shares outstanding:
Basic	94.6	93.3	92.8	88.8		83.0
Diluted	108.1	109.2	108.5	103.3		96.4
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.65	$1.42	$9.31	$0.58		$2.34
Discontinued operations	0.04	0.54	0.10	0.19		0.39
Net income	$1.69	$1.96	$9.41	$0.77		$2.73
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.65	$1.42	$8.20	$0.58		$2.28
Discontinued operations	0.04	0.54	0.08	0.19		0.34
Net income	$1.69	$1.96	$8.28	$0.77		$2.62
Amounts attributable to HealthSouth:
Income from continuing operations	$180.5	$158.8	$889.8	$77.1		$219.9
Income from discontinued operations, net of tax	4.5	49.9	9.2	17.7		32.5
Net income attributable to HealthSouth	$185.0	$208.7	$899.0	$94.8		$252.4

(1)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps; and (5) income tax expense or benefit.

(2)	Operating earnings in 2008 included a $121.3 million gain related to a previously disclosed settlement with UBS Securities.

(3)
For information related to our Provision for income tax expense (benefit), see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, Income Taxes, to the accompanying consolidated financial statements. During the fourth quarter of 2010, we determined it is more likely than not a substantial portion of our deferred tax assets will be realized in the future and decreased our valuation allowance by $825.4 million through our Provision for income tax benefit in our consolidated statement of operations.

(4)
Income from discontinued operations, net of tax in 2011 included post-tax gains from the sale of five of our long-term acute care hospitals and a settlement related to a previously disclosed audit of unclaimed property. See Note 16, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements.

	As of December 31,
	2012	2011	2010	2009	2008
	(In Millions)
Balance Sheet Data:
Working capital (deficit)	$335.9	$178.4	$111.0	$34.8	$(63.5)
Total assets	2,423.8	2,271.2	2,372.1	1,681.5	1,998.2
Long-term debt, including current portion	1,253.5	1,254.7	1,511.3	1,662.5	1,813.2
Convertible perpetual preferred stock	342.2	387.4	387.4	387.4	387.4
HealthSouth shareholders’ equity (deficit)	291.6	117.0	(85.2)	(974.0)	(1,169.4)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 27 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. As of December 31, 2012, we operated 100 inpatient rehabilitation hospitals (including 2 hospitals that operate as joint ventures which we account for using the equity method of accounting), 24 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage 3 inpatient rehabilitation units through management contracts.
Our core business is providing inpatient rehabilitative services. Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. The majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as neurological disorders, strokes, hip fractures, head injuries, and spinal cord injuries, that are generally nondiscretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
2012 Overview
Our 2012 strategy focused on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets while seeking incremental efficiencies in our cost structure;

•	achieving organic growth at our existing hospitals;

•	continuing to expand our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets; and

•	continuing to enhance our liquidity and strengthen our balance sheet.
During 2012, discharge growth of 4.6% coupled with a 3.0% increase in net patient revenue per discharge generated 7.8% growth in net patient revenue from our hospitals compared to 2011. Discharge growth was comprised of 1.7% growth from new stores and a 2.9% increase in same-store discharges. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database, and they did so while we continued to increase our market share throughout 2012. As evidenced by the decrease in our Total operating expenses as a percentage of Net operating revenues, we also achieved incremental efficiencies in our cost structure. See the “Results of Operations” section of this Item.
Our growth efforts also continued to yield positive results in 2012. Specifically, we:

•	continued development of the following de novo hospitals:

Location	# of Beds	Expected Construction Start Date	Expected Operational Date
Littleton, Colorado (South Denver)	40	Q2 2012	Q2 2013
Stuart, Florida (a joint venture with Martin Health System)	34	Q2 2012	Q2 2013
Greater Orlando, Florida market	50	Q3 2013	Q4 2014
Middletown, Delaware*	34	TBD	TBD
Williamson County, Tennessee*	40	TBD	TBD
Newnan, Georgia*	50	TBD	TBD
* We have been awarded a certificate of need from the state authority, the award of which is under appeal.

•	acquired 12 inpatient rehabilitation beds in Andalusia, Alabama from a subsidiary of LifePoint Hospitals in order to add beds at our existing hospital in Dothan, Alabama;

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

•
broke ground on a replacement hospital for HealthSouth Rehabilitation Hospital of Western Massachusetts which is currently leased. We expect to relocate operations from the currently leased hospital to the new facility in December 2013;

•	began accepting patients at our newly built, 40-bed inpatient rehabilitation hospital in Ocala, Florida in December; and

•	added 95 beds to existing hospitals.
We also continued to enhance our liquidity and strengthen our balance sheet in 2012. We improved our overall debt profile in August 2012 by amending our credit agreement to increase the capacity, reduce the interest rate spread, and extend the maturity date of our revolving credit facility. Then, in September 2012, we completed a registered public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount, the proceeds of which were used to repay amounts outstanding under our revolving credit facility and redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022. As a result of these transactions and our continued strong cash flows from operations, our liquidity increased from approximately $376 million as of December 31, 2011 to approximately $693 million as of December 31, 2012. In addition, we repurchased 46,645 shares of our convertible perpetual preferred stock for $46.5 million. We also purchased, in conjunction with our joint venture partner, the land and building previously subject to an operating lease associated with our joint venture hospital in

Fayetteville, Arkansas. See the “Liquidity and Capital Resources” section of this Item and Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Business Outlook
We believe our business outlook remains reasonably positive primarily for two reasons. First, demographic trends, such as population aging, will positively affect long-term demand for healthcare services. While we treat patients of all ages, most of our patients are persons 65 and older (median age of a HealthSouth patient is 72 years) and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature. We believe the demand for inpatient rehabilitative healthcare services will increase as the U.S. population ages and life expectancies increase. The number of Medicare-eligible patients is expected to grow approximately 3% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. In addition, we believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or acquiring new hospitals.
Second, we are the industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently lower costs. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. We believe this system will improve patient care and safety, enhance operational efficiency, and set the stage for connectivity with referral sources and health information exchanges. Our hospitals also participate in The Joint Commission’s Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by demonstrating compliance with national standards, demonstrating the effective use of evidence-based clinical practice guidelines to manage and optimize patient care, and demonstrating an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 86 of our hospitals hold one or more disease-specific certifications.
While we do not anticipate any significant change to the long-term demand for inpatient rehabilitative care or our ability to provide this care on a high-quality, cost-effective basis, we do expect continued uncertainty surrounding the potential for future changes to the Medicare program. Despite this uncertainty, we will continue to maintain our focus on providing high-quality care while seeking incremental efficiencies in our cost structure. Our growth strategy remains focused on organic growth and development activities, and we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in these growth opportunities. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock, common stock dividends, and, if deemed prudent, further reductions to our long-term debt, recognizing that some of these actions may increase our leverage ratio. On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. We intend to pursue a tender offer for our common stock for up to the full amount of this authorization. See the “Liquidity and Capital Resources — Stock Repurchase Authorization” section of this Item.
Healthcare has always been a highly regulated industry, and we have cautioned our stockholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, the demand for inpatient rehabilitative services is expected to grow. HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe HealthSouth is well-positioned to continue to succeed and grow in the years to come. We have adopted strategies to better prepare us to absorb reimbursement risks. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2017. Over the past few years, we have redeemed our most expensive debt and reduced our interest expense. We have not acquired companies outside our core business. Rather, we have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. For these and other reasons, we believe we will be able to adapt to any changes in reimbursement and sustain our business model. We also believe we will be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.

Key Challenges
The healthcare industry is currently facing many well-publicized regulatory and reimbursement challenges. It always has been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory environment. We believe we have the necessary capabilities — scale, infrastructure, and management — to adapt to and succeed in a highly regulated industry, and we have a proven track record of doing so.
As we continue to execute our business plan, the following are some of the challenges we face:

•
Reduced Medicare Reimbursement. Our challenges related to reduced Medicare reimbursement are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and Item 1A, Risk Factors. We currently estimate sequestration will result in a net decrease in our Net operating revenues of approximately $28 million in 2013. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe our efficient cost structure and substantial owned real estate coupled with the steps we have taken to reduce our debt and corresponding debt service obligations should allow us to absorb, adjust to, or mitigate any potential initiative or payment reductions more easily than most other inpatient rehabilitation providers.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and “Sources of Revenue — Medicare Reimbursement,” and Item 1A, Risk Factors. Many provisions within the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges”) have impacted, or could in the future impact, our business. Most notably for us are the reductions in our annual market basket updates. In addition, the 2010 Healthcare Reform Laws require the market basket update to be reduced further by a productivity adjustment on an annual basis. The reductions to our market basket update in effect for fiscal year 2013 and our estimates of the reductions for fiscal year 2014 are presented in the table below. The amounts presented exclude the automatic 2% reduction to our rates due to sequestration:

	Fiscal Year 2013 Q4 2012 - Q3 2013	Fiscal Year 2014 Q4 2013 - Q3 2014
Market basket update *	2.7%	2.9%
Healthcare reform reduction	10 basis points	30 basis points
Productivity adjustment *	70 basis points	approximately 100 basis points
* Uses the 2013 Rule (as discussed and defined below) for fiscal year 2013 and management’s estimates for fiscal year 2014.
On July 25, 2012, the United States Centers for Medicare and Medicaid Services (“CMS”) released its notice of final rulemaking for fiscal year 2013 (the “2013 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). As shown in the above table, the 2013 Rule is effective for Medicare discharges between October 1, 2012 and September 30, 2013 and includes certain reductions to our market basket update. It also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release, and which incorporates other adjustments included in the 2013 Rule and the productivity adjustment discussed above, we believe the 2013 Rule will result in a net increase to our Medicare payment rates of approximately 2.1% effective October 1, 2012, before applying the effect of sequestration.
Given the complexity and the number of changes in the 2010 Healthcare Reform Laws, we cannot predict their ultimate impact. We will continue to evaluate these laws, and, based on our track record, we believe we can adapt to these regulatory changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.

•
Maintaining Strong Volume Growth. As discussed above, the majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions, such as neurological disorders, strokes, hip fractures, head injuries, and spinal cord injuries, that are generally nondiscretionary in nature and which require rehabilitative healthcare services in an inpatient setting. In addition, because most of our patients are persons 65 and older, our patients generally have insurance coverage through Medicare. However, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty, patients may choose to forgo discretionary procedures. We believe this is one of the factors creating weakness in the number of patients admitted to and discharged from acute care hospitals. Because approximately 94% of our patients are referred to us by acute care hospitals, if these patients continue to forgo procedures and acute care providers report soft volumes, it may be more challenging for us to maintain our recent volume growth rates.

•
Recruiting and Retaining High-Quality Personnel. Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. In some markets, the lack of availability of medical personnel is an operating issue facing all healthcare providers. We have maintained a comprehensive compensation and benefits package to attempt to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

Unlike certain other post-acute settings, patients treated in inpatient rehabilitation hospitals require and receive significantly more intensive services because of their acute medical conditions. This includes 24-hour per day, seven days per week supervision by registered nurses. As part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more certified rehabilitation registered nurses (“CRRNs”). We encourage our nursing professionals to seek CRRN certifications via salary incentives and tuition reimbursement programs. While these incentive programs increase our costs, we believe the benefits of increasing the number of CRRNs out-weigh such costs and further differentiate us, in particular our quality of care, from other post-acute providers.
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

Reimbursement for our inpatient rehabilitation services is discussed above and in Item 1, Business, “Sources of Revenues.” Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. See Item 1, Business, “Sources of Revenues — Medicare Reimbursement — Outpatient Services.”
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
See also Item 1, Business, “Regulation,” and Item 1A, Risk Factors.
We are very proud of what we have accomplished in 2012, and we look forward to the year ahead. These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are in a position to continue to grow, adapt to external events, and create value for our shareholders in 2013 and beyond.
Results of Operations
Reclassifications
Effective January 1, 2012, we adopted Accounting Standards Update 2011-07, Healthcare Entities (Topic 954), “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Healthcare Entities,” which requires certain healthcare entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified to conform to this presentation. Our adoption of this standard had no net impact on our financial position, results of operations, or cash flows.
This standard also requires healthcare entities to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts, as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. See the “Net Operating Revenues” and “Accounts Receivable and Allowance for Doubtful Accounts” sections of Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
During the third quarter of 2012, we negotiated with our partner to amend the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective. See Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the accompanying consolidated financial statements.
Payor Mix
During 2012, 2011, and 2010, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2012	2011	2010
Medicare	73.4%	72.0%	70.5%
Medicaid	1.2%	1.6%	1.8%
Workers' compensation	1.5%	1.6%	1.6%
Managed care and other discount plans	19.3%	19.8%	21.3%
Other third-party payors	1.8%	2.0%	2.3%
Patients	1.3%	1.2%	1.3%
Other income	1.5%	1.8%	1.2%
Total	100.0%	100.0%	100.0%
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
During 2009, we experienced an increase in managed Medicare and private fee-for-service plans that are included in the “managed care and other discount plans” category in the above table. As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, or “Medicare Advantage.” The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (Under Medicare Parts A and B) or enrollment in a health maintenance organization (“HMO”), preferred provider organization (“PPO”), point-of-service plan, provider sponsor organization, or an insurance plan operated in conjunction with a medical savings account. Prior to 2010, private fee-for-service plans were not required to build provider networks, did not have the same quality reporting requirements to CMS as other plans, and were reimbursed by Medicare at a higher rate. In 2010, these requirements and reimbursement rates were revised to be similar to other existing payor plans. As these requirements changed, payors began actively marketing and converting their members from private-fee-for-service plans to one of their existing HMO or PPO plans, where provider networks and reporting requirements were already established, or back to traditional Medicare coverage. This shift of payors from private fee-for-service plans back to traditional Medicare can be seen in the above table.
Our consolidated Net operating revenues consist primarily of revenues derived from patient care services. Net operating revenues also include other revenues generated from management and administrative fees and other nonpatient care services. These other revenues approximated 1.5%, 1.8%, and 1.2% of consolidated Net operating revenues for the years ended December 31, 2012, 2011, and 2010, respectively.
Under IRF-PPS, hospitals are reimbursed on a “per discharge” basis. Thus, the number of patient discharges is a key metric utilized by management to monitor and evaluate our performance. The number of outpatient visits is also tracked in order to measure the volume of outpatient activity each period.
Our Results
From 2010 through 2012, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
	(In Millions)
Net operating revenues	$2,161.9	$2,026.9	$1,877.6	6.7%	8.0%
Less: Provision for doubtful accounts	(27.0)	(21.0)	(16.4)	28.6%	28.0%
Net operating revenues less provision for doubtful accounts	2,134.9	2,005.9	1,861.2	6.4%	7.8%
Operating expenses:
Salaries and benefits	1,050.2	982.0	921.7	6.9%	6.5%
Hospital-related expenses:
Other operating expenses	303.8	288.3	270.9	5.4%	6.4%
Occupancy costs	48.6	48.4	44.9	0.4%	7.8%
Supplies	102.4	102.8	99.4	(0.4)%	3.4%
General and administrative expenses	117.9	110.5	106.2	6.7%	4.0%
Depreciation and amortization	82.5	78.8	73.1	4.7%	7.8%
Government, class action, and related settlements	(3.5)	(12.3)	1.1	(71.5)%	(1,218.2)%
Professional fees—accounting, tax, and legal	16.1	21.0	17.2	(23.3)%	22.1%
Total operating expenses	1,718.0	1,619.5	1,534.5	6.1%	5.5%
Loss on early extinguishment of debt	4.0	38.8	12.3	(89.7)%	215.4%
Interest expense and amortization of debt discounts and fees	94.1	119.4	125.6	(21.2)%	(4.9)%
Other income	(8.5)	(2.7)	(4.3)	214.8%	(37.2)%
Loss on interest rate swaps	—	—	13.3	N/A	(100.0)%
Equity in net income of nonconsolidated affiliates	(12.7)	(12.0)	(10.1)	5.8%	18.8%
Income from continuing operations before income tax expense (benefit)	340.0	242.9	189.9	40.0%	27.9%
Provision for income tax expense (benefit)	108.6	37.1	(740.8)	192.7%	(105.0)%
Income from continuing operations	231.4	205.8	930.7	12.4%	(77.9)%
Income from discontinued operations, net of tax	4.5	48.8	9.1	(90.8)%	436.3%
Net income	235.9	254.6	939.8	(7.3)%	(72.9)%
Less: Net income attributable to noncontrolling interests	(50.9)	(45.9)	(40.8)	10.9%	12.5%
Net income attributable to HealthSouth	$185.0	$208.7	$899.0	(11.4)%	(76.8)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2012	2011	2010
Provision for doubtful accounts	1.2%	1.0%	0.9%
Operating expenses:
Salaries and benefits	48.6%	48.4%	49.1%
Hospital-related expenses:
Other operating expenses	14.1%	14.2%	14.4%
Occupancy costs	2.2%	2.4%	2.4%
Supplies	4.7%	5.1%	5.3%
General and administrative expenses	5.5%	5.5%	5.7%
Depreciation and amortization	3.8%	3.9%	3.9%
Government, class action, and related settlements	(0.2)%	(0.6)%	0.1%
Professional fees—accounting, tax, and legal	0.7%	1.0%	0.9%
Total operating expenses	79.5%	79.9%	81.7%
Additional information regarding our operating results for the years ended December 31, 2012, 2011, and 2010 is as follows:

	For the Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 v. 2011	2011 v. 2010
	(In Millions)
Net patient revenue - inpatient	$2,012.6	$1,866.4	$1,722.7	7.8%	8.3%
Net patient revenue - outpatient & other	149.3	160.5	154.9	(7.0)%	3.6%
Net operating revenues	$2,161.9	$2,026.9	$1,877.6	6.7%	8.0%
	(Actual Amounts)
Discharges	123,854	118,354	112,514	4.6%	5.2%
Net patient revenue per discharge	$16,250	$15,770	$15,311	3.0%	3.0%
Outpatient visits	880,182	943,439	1,009,397	(6.7)%	(6.5)%
Average length of stay (days)	13.4	13.5	13.8	(0.7)%	(2.2)%
Occupancy %	68.2%	67.7%	67.0%	0.7%	1.0%
# of licensed beds	6,656	6,461	6,331	3.0%	2.1%
Full-time equivalents*	15,453	15,089	14,705	2.4%	2.6%
Employees per occupied bed	3.42	3.47	3.49	(1.4)%	(0.6)%

*
Excludes approximately 400 full-time equivalents in each year who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

2012 Compared to 2011
Net Operating Revenues
Net patient revenue from our hospitals was 7.8% higher for the year ended December 31, 2012 than the year ended December 31, 2011. This increase was attributable to a 4.6% increase in patient discharges and a 3.0% increase in net patient revenue per discharge. Discharge growth was comprised of 1.7% growth from new stores and a 2.9% increase in same-store discharges. Discharge growth was enhanced during 2012 compared to 2011 by the additional day in February due to leap year as well as a 60 basis point increase in discharges resulting from the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as described above. Net patient revenue per discharge in 2012 benefited from pricing adjustments from Medicare (as discussed in Item 1, Business, “Sources of Revenues”) and managed care payors, higher average acuity for the patients served, and a higher percentage of Medicare patients (as shown in the above payor mix table).
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
While state provider taxes are a regular component of our operating results, during 2011, a new provider tax was implemented in Pennsylvania where we operate nine inpatient hospitals. As a result of the implementation of this new provider tax in Pennsylvania, we recorded approximately $5 million in revenues related to the period from July 1, 2010 through December 31, 2010 when we were notified by Pennsylvania of the specific provider tax refund to be issued to us after Pennsylvania had received approval from CMS on its amended state plan relative to these taxes.
Excluding the state provider tax refunds discussed above, outpatient and other revenues decreased during 2012 compared to 2011 due to the decrease in outpatient volumes, the closure of outpatient satellite clinics in prior periods, and a reduction in home health pricing related to the 2012 Medicare home health rule. Outpatient volumes in the fourth quarter of 2012 were negatively impacted by the implementation of therapy caps to all hospital-based outpatient programs. The Middle Class Tax Relief and Job Creation Act of 2012 applied therapy caps limiting how much Medicare will pay for medically necessary outpatient therapy services per Medicare patient in any one calendar year starting October 1, 2012. When this was implemented in October 2012, many Medicare beneficiaries had already reached their cap limit for 2012 and chose not to receive additional outpatient therapy services since such services would not be covered by Medicare. The decrease in outpatient volumes was slightly offset by an increase in the number of home health visits included in these volume metrics.
Provision for Doubtful Accounts
As disclosed previously, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 58% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to the ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Therefore, as we experience increases or decreases in these denials, or if our actual collections of these denials differs from our estimated collections, we may experience volatility in our Provision for doubtful accounts. See also Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” to this report.
The change in the Provision for doubtful accounts as a percent of Net operating revenues in 2012 compared to 2011 was primarily the result of an increase in Medicare claim denials and a lengthening in the related adjudication process.
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
Salaries and benefits increased in 2012 compared to 2011 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2012 and 2011 development activities and the consolidation of

St. Vincent Rehabilitation Hospital discussed above, an approximate 2% merit increase provided to employees on October 1, 2011, a change in the skills mix of employees at our hospitals, and a one-time, merit-based, year-end bonus paid in the fourth quarter of 2012 to all eligible nonmanagement employees. As part of the standardization of our labor practices across all of our hospitals and as part of our efforts to continue to provide high-quality inpatient rehabilitative services, our hospitals are utilizing more registered nurses and CRRNs, which increases our average cost per full-time equivalent, and fewer licensed practical nurses. These increases were offset by reductions in self-insured workers’ compensation costs primarily due to revised actuarial estimates resulting from better-than-expected claims experience in prior years and a reduction in group medical costs due to favorable claim trends.
We did not grant a merit increase to our employees on October 1, 2012. Rather, we replaced merit increases in 2012 with a one-time, merit-based, year-end bonus paid in the fourth quarter of 2012 to all eligible nonmanagement employees. We did this to reward our nonmanagement employees for their performance in 2012 while not carrying the additional costs associated with a merit increase into 2013 and beyond where we face the impact of sequestration and the risk of potential additional Medicare reimbursement reductions. Salaries and benefits increased by approximately $10 million in the fourth quarter of 2012 as a result of this special bonus. This bonus was approximately $4.5 million more than would have been included in our fourth quarter 2012 results had we given a 2.25% merit increase to all nonmanagement employees effective October 1, 2012. In addition, because merit increases were foregone in 2012, management has determined the Company will absorb all of the increased costs associated with medical plan benefits to employees in 2013.
Salaries and benefits as a percent of Net operating revenues increased in 2012 compared to 2011. This increase was primarily attributable to the higher skills mix of our employees in 2012 compared to 2011, the one-time bonus discussed above, and the ramping up of operations at our newly opened hospital in Ocala, Florida (i.e., costs with no to little revenues) offset by continued improvement in labor productivity, as shown in our EPOB metric above.
Hospital-related Expenses
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.
As a percent of Net operating revenues, Other operating expenses decreased during 2012 compared to 2011 due primarily to our increasing revenue base as well as a decrease in self-insurance costs in 2012. As disclosed previously, we update our actuarial estimates surrounding our self-insurance reserves in June and December of each year. Self-insurance costs associated with professional and general liability risks were less in 2012 than in 2011 due to revised actuarial estimates resulting from better-than-expected claims experience in prior years. See Note 10, Self-Insured Risks, to the accompanying consolidated financial statements.
Other operating expenses in 2011 included approximately $3 million of expenses associated with the implementation of the new Pennsylvania state provider tax program, as discussed above, offset by a $2.4 million nonrecurring franchise tax recovery. Other operating expenses associated with the implementation of our electronic clinical information system were approximately $3 million higher in 2012 than in 2011.
Occupancy costs

Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. These costs decreased as a percent of Net operating revenues in 2012 compared to 2011 due to our purchase of the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas. Occupancy costs are expected to continue to decrease as a percent of Net operating revenues going forward.

Supplies

Supplies expense includes all costs associated with supplies used while providing patient care. These costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense decreased as a percent of Net operating revenues in 2012 compared to 2011 due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.

General and Administrative Expenses

General and administrative expenses primarily include administrative expenses such as information technology services, corporate accounting, human resources, internal audit and controls, and legal services that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include all stock-based compensation expenses.
The increase in General and administrative expenses during 2012 compared to 2011 primarily resulted from increased expenses associated with stock-based compensation. Our restricted stock awards contain vesting requirements that include a service condition, market condition, performance condition, or a combination thereof. Due to the Company’s recent operating performance, our noncash expenses associated with these awards increased in 2012.
Depreciation and Amortization

While our capital expenditures increased during the latter half of 2011 and all of 2012, the majority of these expenditures related to land and construction in progress for our de novo hospitals and capitalized software costs associated with the implementation of our electronic clinical information system at our hospitals. Depreciation on these assets, excluding land which is nondepreciable, does not begin until the applicable assets are placed in service. Therefore, while we expect depreciation and amortization to increase going forward, we did not experience a significant increase in these charges during 2012.
Government, Class Action, and Related Settlements

The gain included in Government, class action, and related settlements in 2012 and 2011 resulted from the recovery of assets from Richard Scrushy, as discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Professional Fees — Accounting, Tax, and Legal

In 2012 and 2011, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees in 2012 and 2011 specifically included $1.4 million and $5.2 million, respectively, related to our obligation to pay 35% of any recovery from Richard Scrushy to the attorneys for the derivative shareholder plaintiffs, as discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements. These expenses in 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits, as discussed in Note 17, Income Taxes, to the accompanying consolidated financial statements.
See Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.
Loss on Early Extinguishment of Debt

The Loss on early extinguishment of debt in 2012 resulted from the amendment to our credit agreement in August 2012 and the redemption of 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022 in October 2012. The Loss on early extinguishment of debt in 2011 was the result of our redemption of all of our 10.75% Senior Notes due 2016 in June and September of 2011. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during 2012 compared to 2011 was due to a decrease in our average borrowings outstanding and a decrease in our average cash interest rate.
During 2011, we reduced total debt by approximately $257 million, including the redemption of our 10.75% Senior Notes due 2016. Our average cash interest rate was 7.2% during 2012 compared to 8.0% for 2011. Our average cash interest rate decreased as a result of the redemption of the 10.75% Senior Notes due 2016 during 2011, which was our most expensive debt, as well as the amendment to our credit agreement in May 2011 which reduced by 100 basis points each of the various applicable interest rates for any outstanding balance on our revolving credit facility. In addition, pricing on our term loan and revolving credit facility declined an additional 25 basis points in the third quarter of 2011 in conformity with our credit agreement’s leverage grid. In addition, the August 2012 amendment to our credit agreement lowered the interest rate spread on our revolving credit facility by an additional 50 basis points.

For additional information regarding debt and related interest expense, see Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
Other income is primarily comprised of interest income and gains and losses on sales of investments. In 2012, Other income included a $4.9 million gain as a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Excluding the Loss on early extinguishment of debt during 2011, the increase in our pre-tax income from continuing operations in 2012 compared to 2011 resulted from increased Net operating revenues, improved operating leverage and labor productivity, and a decrease in interest expense.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $8 million to $12 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the years ended December 31, 2012 and 2011, cash income tax expense was $9.0 million and $9.1 million, respectively.
Our effective income tax rate for 2012 was 31.9%. Our Provision for income tax expense in 2012 was less than the federal statutory rate of 35.0% primarily due to: (1) the impact of noncontrolling interests and (2) a decrease in the valuation allowance offset by (3) state income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” to the accompanying consolidated financial statements for a discussion of the allocation of income or loss related to pass-through entities, which we refer to as the impact of noncontrolling interests in this discussion.
Our effective income tax rate for 2011 was 15.3%. The Provision for income tax expense in 2011 was less than the federal statutory rate primarily due to: (1) an approximate $28 million benefit associated with a current period net reduction in the valuation allowance and (2) an approximate $18 million net benefit associated with settlements with various taxing authorities including the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 offset by (3) approximately $7 million of net expense primarily related to corrections to 2010 deferred tax assets associated with our NOLs and corresponding valuation allowance. See Note 1, Summary of Significant Accounting Policies, “Out-of-Period Adjustments,” to the accompanying consolidated financial statements.
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
As part of our continued efforts to maximize our income tax benefits, we requested a pre-filing agreement with the IRS, the primary purpose of which was to consider whether certain amounts related to the restatement of our financial statements for periods prior to 2003 result in net increases to our federal NOL and adjustments to other tax attributes. The pre-filing agreement program permits taxpayers to resolve certain tax issues in advance of filing their corporate income tax returns. During the year ended December 31, 2012, the amount of gross unrecognized tax benefits increased by approximately $74 million based on these developments. Due to the unique nature of our claims and uncertainties around this process, we did not recognize any amounts associated with our request as of December 31, 2012. In July 2012, the IRS granted our request to utilize the pre-filing agreement process. Depending upon the process undertaken by the IRS to audit and settle these matters, the accounting recognition criteria for these positions could be met either in part or in total as the process continues or upon completion of the process. Therefore, as we continue this process with the IRS, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease to our unrecognized tax benefits, our NOLs, other tax attributes, or any combination thereof that could have a material net favorable impact on income tax expense and our effective income tax rate. Due to the aforementioned uncertainties regarding the outcome of this process, it is not possible to determine the range of any impact at this time.

See Note 17, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period. Other factors that increased amounts attributable to noncontrolling interests in 2012 over 2011 include bed additions at joint venture hospitals, the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012 (see Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the accompanying consolidated financial statements), and the purchase of the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas. See the “Liquidity and Capital Resources” section of this Item.
Net income attributable to noncontrolling interests is expected to increase by approximately $5 million in 2013 due to changes at two of our existing hospitals. We have entered into an agreement to convert our 100% owned hospital in Jonesboro, Arkansas into a joint venture with St. Bernards Healthcare. Following the formation of the joint venture, our ownership percentage will be reduced to approximately 56%. This transaction is consistent with our strategy of aligning with high-quality acute care hospitals in key markets. In addition, our share of profits from our joint venture hospital in Memphis, Tennessee will decrease in 2013 from 70% to 50% pursuant to the terms of that partnership agreement entered into in 1993.
2011 Compared to 2010
Net Operating Revenues
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
As discussed above, during 2011, a new provider tax was implemented in Pennsylvania where we operate nine inpatient hospitals. As a result of the implementation of this new provider tax in Pennsylvania, we recorded approximately $5 million in 2011 related to the period from July 1, 2010 through December 31, 2010 when we were notified by Pennsylvania of the specific provider tax refund to be issued to us after Pennsylvania had received approval from CMS on its amended state plan relative to these taxes. Excluding the Pennsylvania provider taxes, outpatient and other revenues would have been relatively flat year over year as the impact of the decrease in outpatient volumes and the closure of outpatient satellite clinics in prior periods was offset by an increase in the number of home health visits included in these volume metrics. Because home health visits receive a higher reimbursement rate per visit, we experienced an improvement in our net outpatient revenue per visit which offset a portion of the decrease in volume during 2011 compared to 2010.
Provision for Doubtful Accounts
The change in the Provision for doubtful accounts as a percent of Net operating revenues in 2011 was primarily the result of an increase in Medicare claim denials offset by collections in excess of amounts previously reserved for denied claims. In addition, we continued to benefit from the enhancements we implemented in 2010 to our processes around the capture and recovery of Medicare-related bad debts.
Salaries and Benefits
Salaries and benefits increased from 2010 to 2011 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2011 and 2010 development activities, an approximate 2% merit increase provided to employees on October 1, 2010, a change in the skills mix of employees at our hospitals, the training and orienting of new employees as a result of our increased volumes, and rising benefits costs. See the discussion above related to our increased use of registered nurses and CRRNs.
Salaries and benefits as a percent of Net operating revenues decreased in 2011 compared to 2010 due to the ramping up of new hospitals in 2010 and our increasing revenue base in 2011, as discussed above.

Hospital-related Expenses
Other Operating Expenses
Other operating expenses in 2011 increased over 2010 primarily as a result of increased patient volumes. Other operating expenses in 2011 also included approximately $3 million of expenses associated with the implementation of the new Pennsylvania state provider tax program, as discussed above. Despite the expenses associated with these taxes, Other operating expenses as a percent of Net operating revenues decreased during 2011 compared to 2010 due primarily to our increasing revenue base.
Occupancy Costs
Occupancy costs increased from 2010 to 2011 primarily as a result of our development activities in 2010.
Supplies
Supplies expense increased in 2011 compared to 2010 as a direct result of our increased volumes in 2011. Supplies expense decreased as a percent of Net operating revenues in 2011 compared to 2010 due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.
General and Administrative Expenses
General and administrative expenses as a percent of Net operating revenues decreased in 2011 compared to 2010 primarily as a result of disciplined expense management and our increasing revenue base.
Depreciation and Amortization
Depreciation and amortization increased in 2011 compared to 2010 as a result of increased capital expenditures in both years and acquisitions in 2010.
Government, Class Action, and Related Settlements
As discussed above, the gain included in Government, class action, and related settlements in 2011 resulted from the recovery of assets from Richard Scrushy, as discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
During 2010, HealthSouth was relieved of its contractual obligation to continue paying premiums on certain split dollar life insurance policies on the life of Richard Scrushy. The split dollar life insurance policies were owned by trusts established by Richard Scrushy for the benefit of his children. During 2010, the split dollar policies were terminated and their net cash surrender proceeds in the amount of approximately $2 million was divided among HealthSouth, Richard Scrushy’s wife, and the Scrushy children’s trusts. We recorded a $1.1 million charge as part of Government, class action, and related settlements in 2010 associated with this obligation.
Professional Fees—Accounting, Tax, and Legal
In 2011 and 2010, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. See Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements for a description of our continued litigation and support matters arising from our prior reporting and restatement issues.
Loss on Early Extinguishment of Debt
In June and September 2011, we redeemed all of our 10.75% Senior Notes due 2016. During 2010, we completed refinancing transactions in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement. The amounts included in Loss on early extinguishment of debt in 2011 and 2010 are a result of these transactions. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
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
Loss on Interest Rate Swaps
Our Loss on interest rate swaps represented amounts recorded related to the fair value adjustments and quarterly settlements recorded for our interest rate swaps that were not designated as hedges. As discussed in Note 9, Derivative Instruments, to the accompanying consolidated financial statements, both of our interest rate swaps not designated as hedges expired in March 2011. The last interest rate set date for these swaps was December 10, 2010. At that time, we accrued the final net settlement payments for these swaps. Therefore, we did not record any losses related to these swaps in 2011. The net loss recorded in 2010 represented the change in the market’s expectations for interest rates over the remaining term of the swap agreements.
In addition, Loss on interest rate swaps also included any ineffectiveness associated with our former two forward-starting interest rate swaps that were designated as hedges. In association with the refinancing transactions discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements, in 2010, we terminated our two forward-starting interest rate swaps. Accordingly, during 2010, we reclassified the existing cumulative loss associated with these two swaps, or $4.6 million, from Accumulated other comprehensive income to earnings in the line titled Loss on interest rate swaps. In addition, we recorded a $2.3 million charge associated with the settlement payment to the counterparties as part of Loss on interest rate swaps during 2010. In October 2010, an unwind fee of $6.9 million was paid to the counterparties under these agreements to effect the termination.
During the years ended December 31, 2011 and 2010, we made net cash settlement payments of $10.9 million, and $44.7 million, respectively, to our counterparties.
For additional information regarding these interest rate swaps, see Note 9, Derivative Instruments, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense (Benefit)
The increase in our pre-tax income from continuing operations from 2010 to 2011 resulted from increased Net operating revenues and disciplined expense management.
Provision for Income Tax Expense (Benefit)
Our effective income tax rate for 2011 was 15.3%. Our Provision for Income Tax Expense in 2011 was less than the federal statutory rate of 35.0% primarily due to: (1) an approximate $28 million benefit associated with a current period net reduction in the valuation allowance and (2) an approximate $18 million net benefit associated with settlements with various taxing authorities including the settlement of federal income tax claims with the IRS for tax years 2007 and 2008 offset by (3) approximately $7 million of net income tax expense primarily related to corrections to deferred tax assets associated with our NOLs and corresponding valuation allowance. See Note 1, Summary of Significant Accounting Policies, “Out-of-Period Adjustments,” to the accompanying consolidated financial statements.
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
For 2011 and 2010, cash income tax expense was $9.1 million and $10.0 million, respectively.
See Note 17, Income Taxes, to the accompanying consolidated financial statements.

Net Income Attributable to Noncontrolling Interests
Amounts attributable to noncontrolling interests increased in 2011 over 2010 due primarily to bed additions at joint venture hospitals.
Impact of Inflation
The impact of inflation on the Company will be primarily in the area of labor costs. The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. While we believe the current economic climate may help to moderate wage increases in the near term, there can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is expected to grow. In addition, suppliers pass along rising costs to us in the form of higher prices. Our supply chain efforts and our continual focus on monitoring and actively managing pharmaceutical costs has enabled to us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases.
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

Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Net operating revenues	$1.0	$95.7	$123.7
Less: Provision for doubtful accounts	—	(1.5)	(2.4)
Net operating revenues less provision for doubtful accounts	1.0	94.2	121.3
Costs and expenses	0.2	66.3	106.4
Impairments	—	6.8	0.6
Income from discontinued operations	0.8	21.1	14.3
Gain (loss) on disposal of assets/sale of investments of discontinued operations	5.0	65.6	(1.2)
Income tax expense	(1.3)	(37.9)	(4.0)
Income from discontinued operations, net of tax	$4.5	$48.8	$9.1
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
In addition, as discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.
The impairment charges presented in the above table for 2011 related to the Houston LTCH that was closed in 2011 and the Dallas Medical Center that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospitals based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers. The impairment charge recorded in 2010 also related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an offer from a potential buyer.

During 2012, we recognized gains associated with the sale of the real estate associated with Dallas Medical Center and an investment we had in a cancer treatment center that was part of our former diagnostic division. As a result of the transaction to sell five of our LTCHs, we recorded a $65.6 million pre-tax gain as part of our results of discontinued operations in 2011.
Income tax expense recorded as part of our results of discontinued operations in 2011 related primarily to the gain from the sale of five of our LTCHs and the Delaware Settlement.
See also Note 16, Assets and Liabilities in and Results of Discontinued Operations, and Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

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
In the second quarter of 2012, both Moody’s and S&P upgraded our corporate credit rating. As a result of our credit rating upgrades, and consistent with the above objectives, in August 2012, we amended and restated our credit agreement to increase the size of our revolver from $500 million to $600 million, eliminate the former $100 million term loan ($95 million outstanding), extend the revolver maturity from May 2016 to August 2017, and lower the interest rate spread by 50 basis points to an initial rate of LIBOR plus 1.75%. In addition, in September 2012, we completed a registered public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount, the proceeds of which were used to repay amounts outstanding under our revolving credit facility and redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2017. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash.
Current Liquidity
As of December 31, 2012, we had $132.8 million in Cash and cash equivalents. This amount excludes $49.3 million in Restricted cash and $55.8 million of restricted marketable securities ($39.4 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2012, we had approximately $561 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2012, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.5x, and we were in compliance with these covenants.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2017, and none of our bonds are due until 2018 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2012.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to continue to invest in growth opportunities and continue to improve our existing core business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common (see the “Stock Repurchase Authorization” section below) and preferred stock, common stock dividends, and, if deemed prudent, further reductions to our long-term debt, recognizing that these actions may increase our leverage ratio. As discussed in Note 11, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements, we repurchased 46,645 shares of our preferred stock during 2012.
See Item 1A, Risk Factors, for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2012, 2011, and 2010 (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$411.5	$342.7	$331.0
Net cash used in investing activities	(178.8)	(24.6)	(125.9)
Net cash used in financing activities	(130.0)	(336.3)	(237.5)
Increase (decrease) in cash and cash equivalents	$102.7	$(18.2)	$(32.4)
2012 Compared to 2011
Operating activities. The increase in Net cash provided by operating activities from 2011 to 2012 primarily resulted from the increase in our Net operating revenues, improved operating leverage, and a decrease in interest expense. Net cash provided by operating activities for 2011 included $26.9 million related to the premium paid in conjunction with the redemption of our 10.75% Senior Notes and a $16.2 million decrease in the liability associated with refunds due patients and other third-party payors. The decrease in this liability primarily related to a settlement discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Investing activities. Cash flows used in investing activities during 2011 included $107.9 million of proceeds from the sale of five of our LTCHs in August 2011. Excluding these proceeds, the increase in Cash flows used in investing activities resulted from increased capital expenditures, including capitalized software costs, in 2012 compared to 2011. The increase in our capital expenditures in 2012 primarily resulted from: de novo development activities including land purchases, increased hospital refresh projects, implementation of our electronic clinical information system, and the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas (see also “financing activities” below).
Financing activities. Cash flows used in financing activities during 2012 included the repurchase of 46,645 shares of our convertible perpetual preferred stock, distributions to noncontrolling interests of consolidated affiliates, dividends paid on our preferred stock, and net principal payments on debt offset by capital contributions from consolidated affiliates primarily associated with the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas. Cash flows used in financing activities during 2011 included net principal payments on debt, including the redemption of our 10.75% Senior Notes due 2016, distributions to noncontrolling interests of consolidated affiliates, and dividends paid on our preferred stock. Net debt payments, including debt issue costs, were approximately $21 million and $271 million for the years ended December 31, 2012 and 2011, respectively.
2011 Compared to 2010
Operating activities. The increase in Net cash provided by operating activities from 2010 to 2011 primarily resulted from the increase in our Net operating revenues and effective expense management. As discussed above, Net cash provided by operating activities for 2011 included $26.9 million related to the premium paid in conjunction with the redemption of our 10.75% Senior Notes in June and September 2011 and a $16.2 million decrease in the liability associated with refunds due patients and other third-party payors.
Investing activities. Net cash used in investing activities during 2011 included $107.9 million of proceeds from the sale of five of our LTCHs in August 2011, as discussed above and in Note 16, Assets and Liabilities in and Results of Discontinued Operations, to the accompanying consolidated financial statements. Excluding these proceeds, the net increase in Net cash used in investing activities year over year would have resulted from increased purchases of property and equipment in 2011 offset by the acquisition of two inpatient rehabilitation hospitals and net settlements on interest rate swaps during 2010. Purchases of property and equipment increased in 2011 primarily due to our purchase of leased properties associated with two of our inpatient rehabilitation hospitals.
Financing activities. The increase in Net cash used in financing activities during 2011 compared to 2010 resulted from the debt-related transactions discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements. Net debt payments, including debt issue costs, were approximately $271 million during 2011 compared to approximately $183 million of net debt payments during 2010.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2012 are as follows (in millions):

	Total	2013	2014-2015	2016-2017	2018 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,181.6	$2.8	$4.7	$1.4	$1,172.7
Revolving credit facility	—	—	—	—	—
Interest on long-term debt (b)	722.1	86.2	171.8	171.3	292.8
Capital lease obligations (c)	111.4	15.7	22.2	20.0	53.5
Operating lease obligations (d)(e)	255.8	40.7	63.9	43.6	107.6
Purchase obligations (e)(f)	139.6	27.8	46.6	32.4	32.8
Other long-term liabilities (g)	3.4	0.2	0.4	0.4	2.4
Total	$2,413.9	$173.4	$309.6	$269.1	$1,661.8

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2012. (See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to this report. No variable rate debt was outstanding as of December 31, 2012.) Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease approximately one third of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases require percentage rentals on patient revenues above specified minimums and contain escalation clauses. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the accompanying consolidated financial statements.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general and professional liability and workers’ compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 17, Income Taxes, and

Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Also, at December 31, 2012, we had $78.0 million of total gross unrecognized tax benefits. At this time, we cannot estimate a range of the reasonably possible change that may occur. We continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our income tax benefits, primarily related to our federal NOL.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2012, we made capital expenditures of $159.7 million for property and equipment and capitalized software. Approximately $83 million of the amount spent were considered nondiscretionary expenditures. Capital expenditures in 2012 included the purchase of the real estate associated with our joint venture hospital in Fayetteville, Arkansas for approximately $15 million, half of which was reimbursed to us by our joint venture partner through a capital contribution. In addition, we used $3.1 million for our acquisition activities, as discussed above.
During 2013, we expect to spend approximately $180 million to $220 million for capital expenditures. This range includes the estimated investment to replace our currently leased hospital in Ludlow, Massachusetts, but it excludes all other lease buy-out opportunities, as it is difficult to estimate how these negotiations may proceed with our current landlords. In addition, the 2013 estimated range for capital expenditures is exclusive of acquisitions. The anticipated increase in 2013 over amounts spent for capital expenditures in 2012 is due to increased de novo and capacity expansion projects in 2013. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $80 million to $90 million of this budgeted amount is considered nondiscretionary expenditures.
As discussed elsewhere in this report, we expect to close the transaction to acquire Walton Rehabilitation Hospital in Augusta, Georgia in the first quarter of 2013.
Stock Repurchase Authorization
In October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. No repurchases were made under this original authorization. On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, we intend to pursue a tender offer for our common stock for up to the full amount of this authorization. The specific timing and parameters will be dictated by market conditions. Any such tender offer would be funded with a combination of cash on hand and availability under our $600 million revolving credit facility. Even if successful at the full amount authorized, any such tender offer would result in a modest impact on our leverage ratio, with the resulting ratio remaining within our target range. We believe the contemplated tender offer is consistent with our strategy of deploying financial resources towards long-term, shareholder value-creating opportunities.
Our board of directors also previously granted discretion to management to opportunistically repurchase from time to time, subject to similar conditions, warrants issued pursuant to the warrant agreement, dated as of January 16, 2004, with Wells Fargo Bank Northwest, N.A., as warrant agent, and up to $125 million of our convertible perpetual preferred stock. Likewise, this authority did not require the purchase of a specific number of warrants or shares, had an indefinite term, and was subject to termination at any time by our board of directors. The board of directors’ decision to increase the common stock repurchase authorization, as discussed above, on February 15, 2013 replaces this authorization for warrants and preferred stock. See Note 18, Earnings per Common Share, to the accompanying consolidated financial statements for additional information regarding these warrants. As discussed in Note 11, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements, we repurchased 46,645 shares of our preferred stock for $46.5 million during 2012.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the accompanying consolidated financial statements. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated
EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard Scrushy discussed in Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent increasing consolidated Net income.
Under the credit agreement, the Adjusted EBITDA calculation does not include net income attributable to noncontrolling interests and includes (1) gain or loss on disposal of assets, (2) professional fees unrelated to the stockholder derivative litigation, and (3) unusual or nonrecurring cash expenditures in excess of $10 million. These items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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
Our Adjusted EBITDA for the years ended December 31, 2012, 2011, and 2010 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2012	2011	2010
Net income	$235.9	$254.6	$939.8
Income from discontinued operations, net of tax, attributable to HealthSouth	(4.5)	(49.9)	(9.2)
Provision for income tax expense (benefit)	108.6	37.1	(740.8)
Loss on interest rate swaps	—	—	13.3
Interest expense and amortization of debt discounts and fees	94.1	119.4	125.6
Loss on early extinguishment of debt	4.0	38.8	12.3
Professional fees—accounting, tax, and legal	16.1	21.0	17.2
Government, class action, and related settlements	(3.5)	(12.3)	1.1
Net noncash loss on disposal or impairment of assets	4.4	4.3	1.4
Depreciation and amortization	82.5	78.8	73.1
Stock-based compensation expense	24.1	20.3	16.4
Net income attributable to noncontrolling interests	(50.9)	(45.9)	(40.8)
Gain on consolidation of St. Vincent Rehabilitation Hospital	(4.9)	—	—
Other	—	—	0.2
Adjusted EBITDA	$505.9	$466.2	$409.6

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$411.5	$342.7	$331.0
Provision for doubtful accounts	(27.0)	(21.0)	(16.4)
Professional fees—accounting, tax, and legal	16.1	21.0	17.2
Interest expense and amortization of debt discounts and fees	94.1	119.4	125.6
Equity in net income of nonconsolidated affiliates	12.7	12.0	10.1
Net income attributable to noncontrolling interests in continuing operations	(50.9)	(47.0)	(40.9)
Amortization of debt discounts and fees	(3.7)	(4.2)	(6.3)
Distributions from nonconsolidated affiliates	(11.0)	(13.0)	(8.1)
Current portion of income tax expense	5.9	0.6	2.9
Change in assets and liabilities	60.7	49.9	2.8
Change in government, class action, and related settlements liability	(2.6)	(8.5)	2.9
Premium received on bond issuance	—	(4.1)	—
Premium paid on bond redemption	1.9	26.9	—
Operating cash provided by discontinued operations	(2.0)	(9.1)	(13.2)
Other	0.2	0.6	2.0
Adjusted EBITDA	$505.9	$466.2	$409.6
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
Information required regarding guarantees is hereby incorporated by reference from Note 12, Guarantees, to the accompanying consolidated financial statements.
As of December 31, 2012, we do not have any retained or contingent interest in assets as defined above.
As of December 31, 2012, we do not hold any derivative financial instruments. See Note 9, Derivative Instruments, to the accompanying consolidated financial statements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2012, we are not involved in any unconsolidated SPE transactions.

Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors we believe to be relevant at the time we prepared our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, as they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the audit committee of our board of directors.
Revenue Recognition
We recognize net patient service revenue in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges) less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicaid, and managed care and other health plans). See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements for a complete discussion of our revenue recognition policies.
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
Allowance for Doubtful Accounts
The collection of outstanding receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. See Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” and Note 4, Accounts Receivable, to the accompanying consolidated financial statements for a complete discussion of our policies related to the allowance for doubtful accounts.
Our primary collection risks relate to patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values.

In addition, we have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or “appeal,” most of these denials, and we collect approximately 58% of all amounts denied. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. As of December 31, 2012 and 2011, $20.4 million and $12.3 million, or 7.8% and 5.3%, respectively, of our patient accounts receivable represented denials by Medicare contractors that were in the medical necessity review process. During the years ended December 31, 2012, 2011, and 2010, we wrote off $0.2 million, $0.5 million, and $5.8 million, respectively, of previously denied claims while we collected $4.3 million, $1.9 million, and $6.7 million, respectively, of previously denied claims.
The table below shows a summary of our net accounts receivable balances as of December 31, 2012 and 2011. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.

	As of December 31,
	2012	2011
	(In Millions)
0 - 30 Days	$178.9	$162.9
31 - 60 Days	19.6	18.3
61 - 90 Days	9.4	9.2
91 - 120 Days	4.6	5.6
120 + Days	18.8	15.1
Patients accounts receivable, net	231.3	211.1
Other accounts receivable	18.0	11.7
Accounts receivable, net	$249.3	$222.8
Self-Insured Risks
We are self-insured for certain losses related to professional liability, general liability, and workers’ compensation risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional liability, general liability, and workers’ compensation risks are insured through a wholly owned insurance subsidiary. See Note 10, Self-Insured Risks, to the accompanying consolidated financial statements for a more complete discussion of our self-insured risks.
Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. Our reserves and provisions for professional liability, general liability, and workers’ compensation risks are based upon actuarially determined estimates calculated by third-party actuaries. The actuaries consider a number of factors, including historical claims experience, exposure data, loss development, and geography. Periodically, we review the assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insured liabilities.
The time period to resolve these claims can vary depending upon the jurisdiction and whether the claims are settled or litigated. The estimation of the timing of payments beyond a year can vary significantly.
Due to the considerable variability that is inherent in such estimates, there can be no assurance the ultimate liability will not exceed management’s estimates. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
Goodwill
Absent any impairment indicators, we evaluate goodwill for impairment as of October 1st of each year. We test goodwill for impairment at the reporting unit level and are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our single reporting unit. We assess qualitative factors in our single reporting unit to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not our reporting unit’s fair value is less than its carrying amount.
If, based on our qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. We would validate our estimates under the income approach by reconciling the estimated fair value of our reporting unit determined under the income approach to our market capitalization and estimated fair value determined under the market approach. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting unit.
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
See Note 1, Summary of Significant Accounting Policies, “Goodwill and Other Intangibles,” and Note 6, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.
The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of our reporting unit is less than its carrying amount:

•	Macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•	Industry and market considerations and changes in healthcare regulations, including reimbursement and compliance requirements under the Medicare and Medicaid programs;

•	Cost factors, such as an increase in labor, supply, or other costs;

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings;

•	Other relevant company-specific events, such as material changes in management or key personnel or outstanding litigation;

•	Material events, such as a change in the composition or carrying amount of our reporting unit’s net assets, including acquisitions and dispositions; and

•	Consideration of the relationship of our market capitalization to our book value, as well as a sustained decrease in our share price.
In the fourth quarter of 2012, we assessed the qualitative factors described above for our reporting unit and concluded it is more likely than not the fair value of our reporting unit is greater than its carrying amount. As a result of this assessment of qualitative factors, we determined it was not necessary to perform the two-step goodwill impairment test on our reporting unit. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our reporting unit is not at risk for any impairment charges.
Income Taxes
We provide for income taxes using the asset and liability method. We also evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” and Note 17, Income Taxes, to the accompanying consolidated financial statements for a more complete discussion of income taxes and our policies related to income taxes.
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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Our forecast of future earnings includes assumptions about patient volumes, payor reimbursement, labor costs, hospital operating expenses, and interest expense. Based on the weight of available evidence, we determine if it is more likely than not our deferred tax assets will be realized in the future.
Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions which are periodically audited by tax authorities. In addition, our effective income tax rate is affected by changes in tax law, the tax jurisdictions in which we operate, and the results of income tax audits.
During the year ended December 31, 2012, we decreased our valuation allowance by $10.5 million. As of December 31, 2012, we had a remaining valuation allowance of $39.8 million which primarily related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2012 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
We continue to actively pursue, through ongoing discussions with taxing authorities, the maximization of our income tax benefits, primarily related to our federal NOL. Although management believes its estimates and judgments related to these claims are reasonable, depending on the ultimate resolution of these tax matters, actual amounts recovered could differ from management’s estimates, and such differences could be material. See Note 17, Income Taxes, to the accompanying consolidated financial statements for a discussion of our participation in the pre-filing agreement process with the IRS.
Assessment of Loss Contingencies
We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. See Note 1, Summary of Significant Accounting Policies, “Litigation Reserves,” and Note 19, Contingencies and Other Commitments, to the accompanying consolidated financial statements for additional information.
We have provided for losses in situations where we have concluded it is probable a loss has been or will be incurred and the amount of loss is reasonably estimable. A significant amount of judgment is involved in determining whether a loss is probable and reasonably estimable due to the uncertainty involved in determining the likelihood of future events and estimating the financial statement impact of such events. If further developments or resolution of a contingent matter are not consistent with our assumptions and judgments, we may need to recognize a significant charge in a future period related to an existing contingent matter.
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
Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of December 31, 2012 is shown in the following table (in millions):

	As of December 31, 2012
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,144.8	100.0%	$1,233.7	100.0%
Variable rate debt	—	—%	—	—%
Total long-term debt	$1,144.8	100.0%	$1,233.7	100.0%
As of December 31, 2012, our revolving credit facility is the only piece of our long-term debt that carries a variable interest rate. As discussed in Note 8, Long-term Debt, to the accompanying consolidated financial statements, in September 2012, we completed a public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024. We used $195 million of the net proceeds from this transaction to repay the amounts outstanding under our revolving credit facility. Therefore, as of December 31, 2012, no variable rate debt was outstanding.
A 1% increase in interest rates would result in an approximate $60.5 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $17.1 million increase in its estimated net fair value.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2013 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Items of Business Requiring Your Vote - Proposal 1 – Election of Directors,” “Corporate Governance and Board Structure – Code of Ethics,” “Corporate Governance and Board Structure – Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure – Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Corporate Governance and Board Structure – Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth, as of December 31, 2012, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise		Weighted Average Price(1)	Securities Available for Future Issuance
Plans approved by stockholders	4,352,264	(2)	$20.23	7,215,431	(3)
Plans not approved by stockholders	1,117,785	(4)	22.48	—
Total	5,470,049		21.12	7,215,431

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the Amended and Restated 2008 Equity Incentive Plan approved by our stockholders in May 2011.

(4)
This amount includes (a) 600, 1,010,523, and 7,029 shares issuable upon exercise of stock options outstanding under the 2002 Nonexecutive Stock Option Plan, the 2005 Equity Incentive Plan, and the Key Executive Incentive Program, respectively, and (b) 99,633 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan.

2002 Nonexecutive Stock Option Plan
The 2002 Nonexecutive Stock Option Plan (the “2002 Plan”) provided for the grant of nonqualified options to purchase shares of our common stock to our employees who were not directors or executive officers. The 2002 Plan expired in January 2012. The awards outstanding at the time of its termination will continue in effect in accordance with their terms. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, generally were at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond ten years from the date of grant, and granted options generally vest in periods of up to five years depending on the type of award granted. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
2004 Amended and Restated Director Incentive Plan
The 2004 Amended and Restated Director Incentive Plan (the “2004 Plan”) provided for the grant of common stock, awards of restricted common stock, and the right to receive awards of common stock, which we refer to as “restricted stock units,” to our nonemployee directors. The 2004 Plan expired in March 2008 and was replaced by the 2008 Equity Incentive Plan. Some awards remain outstanding. Awards granted under the 2004 Plan at the time of its termination will continue in effect in accordance with their terms. Awards of restricted stock units were fully vested when awarded and will be settled in shares of common stock on the earlier of the six-month anniversary of the date on which the director ceases to serve on the board of directors or certain change in control events. The restricted stock units generally cannot be transferred. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
2005 Equity Incentive Plan
The 2005 Equity Incentive Plan (the “2005 Plan”) provided for the grant of stock options, restricted stock, stock appreciation rights, deferred stock, and other stock-based awards to our directors, executives, and other key employees as determined by the board of directors or the compensation committee in accordance with the terms of the 2005 Plan and evidenced by an award agreement with each participant. The 2005 Plan expired in November 2008 and was replaced by the 2008 Equity Incentive Plan. Some option awards remain outstanding and are fully vested. Awards granted under the 2005 Plan at the time of its termination will continue in effect in accordance with their terms. The outstanding options have an exercise price not less than the fair market value of such shares of common stock on the date of grant and an expiration date that is ten years after the grant date. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
Key Executive Incentive Program
On November 17, 2005, our board of directors adopted the Key Executive Incentive Program, which was a response to unusual employee retention needs we were experiencing at that particular time and served as a means of ensuring management continuity during the Company’s strategic repositioning expected to continue through 2008. The associated equity awards, which were made on November 17, 2005, were one-time special equity grants designed to keep key members of our management team intact and to be an effective deterrent to officers leaving the Company during our transition phase. Some option awards remain outstanding and are fully vested. The options vested 25% in January 2007, 25% in January 2008, and the remaining 50% in January 2009. The outstanding options have an exercise price not less than the fair market value of such shares of common stock on the date of grant and an expiration date that is ten years after the grant date. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
Security Ownership of Certain Beneficial Owners and Management
The other information required by Item 12 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2013 Proxy Statement under the captions “Corporate Governance and Board Structure – Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2013 Proxy Statement under the caption “Items of Business Requiring Your Vote – Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-67 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ JAY GRINNEY
Jay Grinney
President and Chief Executive Officer

Date:	February 19, 2013
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

Signature	Capacity	Date

/s/ JAY GRINNEY	President and Chief Executive Officer and Director	February 19, 2013
Jay Grinney

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 19, 2013
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 19, 2013
Andrew L. Price

/s/ JON F. HANSON	Chairman of the Board of Directors	February 19, 2013
Jon F. Hanson

/s/ JOHN W. CHIDSEY	Director	February 19, 2013
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 19, 2013
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 19, 2013
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 19, 2013
Charles M. Elson

	Director	February 19, 2013
Joan E. Herman

/s/ LEO I. HIGDON, JR.	Director	February 19, 2013
Leo I. Higdon, Jr.

/s/ LESLYE G. KATZ	Director	February 19, 2013
Leslye G. Katz

/s/ JOHN E. MAUPIN, JR.	Director	February 19, 2013
John E. Maupin, Jr.

/s/ L. EDWARD SHAW, JR.	Director	February 19, 2013
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of HealthSouth Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Birmingham, Alabama
February 19, 2013

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2012	2011	2010
	(In Millions, Except Per Share Data)
Net operating revenues	$2,161.9	$2,026.9	$1,877.6
Less: Provision for doubtful accounts	(27.0)	(21.0)	(16.4)
Net operating revenues less provision for doubtful accounts	2,134.9	2,005.9	1,861.2
Operating expenses:
Salaries and benefits	1,050.2	982.0	921.7
Other operating expenses	303.8	288.3	270.9
General and administrative expenses	117.9	110.5	106.2
Supplies	102.4	102.8	99.4
Depreciation and amortization	82.5	78.8	73.1
Occupancy costs	48.6	48.4	44.9
Government, class action, and related settlements	(3.5)	(12.3)	1.1
Professional fees—accounting, tax, and legal	16.1	21.0	17.2
Total operating expenses	1,718.0	1,619.5	1,534.5
Loss on early extinguishment of debt	4.0	38.8	12.3
Interest expense and amortization of debt discounts and fees	94.1	119.4	125.6
Other income	(8.5)	(2.7)	(4.3)
Loss on interest rate swaps	—	—	13.3
Equity in net income of nonconsolidated affiliates	(12.7)	(12.0)	(10.1)
Income from continuing operations before income tax expense (benefit)	340.0	242.9	189.9
Provision for income tax expense (benefit)	108.6	37.1	(740.8)
Income from continuing operations	231.4	205.8	930.7
Income from discontinued operations, net of tax	4.5	48.8	9.1
Net income	235.9	254.6	939.8
Less: Net income attributable to noncontrolling interests	(50.9)	(45.9)	(40.8)
Net income attributable to HealthSouth	185.0	208.7	899.0
Less: Convertible perpetual preferred stock dividends	(23.9)	(26.0)	(26.0)
Less: Repurchase of convertible perpetual preferred stock	(0.8)	—	—
Net income attributable to HealthSouth common shareholders	$160.3	$182.7	$873.0
Weighted average common shares outstanding:
Basic	94.6	93.3	92.8
Diluted	108.1	109.2	108.5
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.65	$1.42	$9.31
Discontinued operations	0.04	0.54	0.10
Net income	$1.69	$1.96	$9.41
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.65	$1.42	$8.20
Discontinued operations	0.04	0.54	0.08
Net income	$1.69	$1.96	$8.28
Amounts attributable to HealthSouth:
Income from continuing operations	$180.5	$158.8	$889.8
Income from discontinued operations, net of tax	4.5	49.9	9.2
Net income attributable to HealthSouth	$185.0	$208.7	$899.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2012	2011	2010
	(In Millions)
COMPREHENSIVE INCOME
Net income	$235.9	$254.6	$939.8
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	1.6	(0.7)	0.5
Reclassifications to net income	—	—	(1.3)
Net change in unrealized loss on forward-starting interest rate swaps:
Unrealized net holding loss arising during the period	—	—	(4.7)
Reclassifications to net income	—	—	4.6
Other comprehensive income (loss) before income taxes	1.6	(0.7)	(0.9)
Provision for income tax benefit related to other comprehensive income (loss) items	—	—	1.4
Other comprehensive income (loss), net of tax:	1.6	(0.7)	0.5
Comprehensive income	237.5	253.9	940.3
Comprehensive income attributable to noncontrolling interests	(50.9)	(45.9)	(40.8)
Comprehensive income attributable to HealthSouth	$186.6	$208.0	$899.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2012	2011
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$132.8	$30.1
Restricted cash	49.3	35.3
Accounts receivable, net of allowance for doubtful accounts of $28.7 in 2012; $21.4 in 2011	249.3	222.8
Deferred income tax assets	137.5	127.2
Prepaid expenses and other current assets	67.9	76.2
Total current assets	636.8	491.6
Property and equipment, net	748.0	664.4
Goodwill	437.3	421.7
Intangible assets, net	73.2	57.7
Deferred income tax assets	393.1	507.5
Other long-term assets	135.4	128.3
Total assets	$2,423.8	$2,271.2
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13.6	$18.9
Accounts payable	45.3	45.4
Accrued payroll	85.7	85.0
Accrued interest payable	25.9	22.5
Other current liabilities	130.4	141.4
Total current liabilities	300.9	313.2
Long-term debt, net of current portion	1,239.9	1,235.8
Self-insured risks	106.5	102.8
Other long-term liabilities	30.2	30.4
	1,677.5	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 353,355 shares issued in 2012 and 400,000 shares issued in 2011; liquidation preference of $1,000 per share	342.2	387.4
Shareholders’ equity:
HealthSouth shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 100,919,297 in 2012; 99,735,959 in 2011	1.0	1.0
Capital in excess of par value	2,877.2	2,874.7
Accumulated deficit	(2,424.7)	(2,609.7)
Accumulated other comprehensive income (loss)	1.4	(0.2)
Treasury stock, at cost (5,233,521 shares in 2012 and 4,489,079 shares in 2011)	(163.3)	(148.8)
Total HealthSouth shareholders’ equity	291.6	117.0
Noncontrolling interests	112.5	84.6
Total shareholders’ equity	404.1	201.6
Total liabilities and shareholders’ equity	$2,423.8	$2,271.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity (Deficit)

	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total	Comprehensive Income
	(In Millions)
December 31, 2009	93.3	$1.0	$2,879.9	$(3,717.4)	$—	$(137.5)	$76.4	$(897.6)
Comprehensive income:
Net income	—	—	—	899.0	—	—	40.8	939.8	$939.8
Other comprehensive income, net of tax	—	—	—	—	0.5	—	—	0.5	0.5
Comprehensive income									$940.3
Dividends declared on convertible perpetual preferred stock	—	—	(26.0)	—	—	—	—	(26.0)
Stock-based compensation	—	—	16.4	—	—	—	—	16.4
Distributions declared	—	—	—	—	—	—	(36.6)	(36.6)
Other	0.1	—	3.2	—	—	(4.3)	2.4	1.3
December 31, 2010	93.4	1.0	2,873.5	(2,818.4)	0.5	(141.8)	83.0	(2.2)
Comprehensive income:
Net income	—	—	—	208.7	—	—	45.9	254.6	$254.6
Other comprehensive loss, net of tax	—	—	—	—	(0.7)	—	—	(0.7)	(0.7)
Comprehensive income									$253.9
Dividends declared on convertible perpetual preferred stock	—	—	(26.0)	—	—	—	—	(26.0)
Stock-based compensation	—	—	20.3	—	—	—	—	20.3
Distributions declared	—	—	—	—	—	—	(40.5)	(40.5)
Other	1.8	—	6.9	—	—	(7.0)	(3.8)	(3.9)
December 31, 2011	95.2	1.0	2,874.7	(2,609.7)	(0.2)	(148.8)	84.6	201.6
Comprehensive income:
Net income	—	—	—	185.0	—	—	50.9	235.9	$235.9
Other comprehensive income, net of tax	—	—	—	—	1.6	—	—	1.6	1.6
Comprehensive income									$237.5
Receipt of treasury stock	(0.7)	—	—	—	—	(11.9)	—	(11.9)
Dividends declared on convertible perpetual preferred stock	—	—	(23.9)	—	—	—	—	(23.9)
Stock-based compensation	—	—	24.1	—	—	—	—	24.1
Distributions declared	—	—	—	—	—	—	(45.4)	(45.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	12.4	12.4
Consolidation of St. Vincent Rehabilitation Hospital	—	—	—	—	—	—	13.9	13.9
Other	1.2	—	2.3	—	—	(2.6)	(3.9)	(4.2)
December 31, 2012	95.7	$1.0	$2,877.2	$(2,424.7)	$1.4	$(163.3)	$112.5	$404.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011	2010
	(In Millions)
Cash flows from operating activities:
Net income	$235.9	$254.6	$939.8
Income from discontinued operations, net of tax	(4.5)	(48.8)	(9.1)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	27.0	21.0	16.4
Provision for government, class action, and related settlements	(3.5)	(12.3)	1.1
Depreciation and amortization	82.5	78.8	73.1
Loss on early extinguishment of debt	4.0	38.8	12.3
Loss on interest rate swaps	—	—	13.3
Equity in net income of nonconsolidated affiliates	(12.7)	(12.0)	(10.1)
Distributions from nonconsolidated affiliates	11.0	13.0	8.1
Stock-based compensation	24.1	20.3	16.4
Deferred tax expense (benefit)	102.7	36.5	(743.7)
Other	3.0	7.9	5.9
(Increase) decrease in assets—
Accounts receivable	(51.3)	(37.1)	(21.5)
Prepaid expenses and other assets	0.6	(12.5)	(7.9)
(Decrease) increase in liabilities—
Accounts payable	(4.4)	0.8	(0.8)
Accrued payroll	(11.8)	3.7	0.1
Accrued interest	3.4	1.0	14.7
Refunds due patients and other third-party payors	2.7	(16.2)	(3.4)
Other liabilities	0.1	10.4	22.9
Premium received on bond issuance	—	4.1	—
Premium paid on redemption of bonds	(1.9)	(26.9)	—
Termination of forward-starting interest rate swaps designated as cash flow hedges	—	—	(6.9)
Government, class action, and related settlements	2.6	8.5	(2.9)
Net cash provided by operating activities of discontinued operations	2.0	9.1	13.2
Total adjustments	180.1	136.9	(599.7)
Net cash provided by operating activities	411.5	342.7	331.0

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2012	2011	2010
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(140.8)	(100.3)	(62.8)
Capitalized software costs	(18.9)	(8.8)	(6.5)
Acquisition of businesses, net of cash acquired	(3.1)	(4.9)	(34.1)
Proceeds from sale of restricted investments	0.3	1.2	10.4
Purchases of restricted investments	(9.1)	(8.4)	(26.0)
Net change in restricted cash	(14.0)	1.2	31.3
Net settlements on interest rate swaps not designated as hedges	—	(10.9)	(44.7)
Other	(0.9)	(0.9)	(0.4)
Net cash provided by (used in) investing activities of discontinued operations—
Proceeds from sale of LTCHs	—	107.9	—
Other investing activities of discontinued operations	7.7	(0.7)	6.9
Net cash used in investing activities	(178.8)	(24.6)	(125.9)
Cash flows from financing activities:
Principal borrowings on term loan	—	100.0	—
Proceeds from bond issuance	275.0	120.0	525.0
Principal payments on debt, including pre-payments	(166.2)	(504.9)	(751.3)
Borrowings on revolving credit facility	135.0	338.0	100.0
Payments on revolving credit facility	(245.0)	(306.0)	(22.0)
Principal payments under capital lease obligations	(12.1)	(13.2)	(14.9)
Repurchases of convertible perpetual preferred stock	(46.0)	—	—
Dividends paid on convertible perpetual preferred stock	(24.6)	(26.0)	(26.0)
Debt amendment and issuance costs	(7.7)	(4.4)	(19.3)
Distributions paid to noncontrolling interests of consolidated affiliates	(49.3)	(44.2)	(34.4)
Contributions from consolidated affiliates	10.5	—	4.8
Other	0.4	4.4	0.6
Net cash used in financing activities	(130.0)	(336.3)	(237.5)
Increase (decrease) in cash and cash equivalents	102.7	(18.2)	(32.4)
Cash and cash equivalents at beginning of year	30.1	48.3	80.7
Cash and cash equivalents at end of year	$132.8	$30.1	$48.3

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(88.1)	$(115.4)	$(106.1)
Income tax refunds	2.2	9.6	15.7
Income tax payments	(11.8)	(9.1)	(10.0)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
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
As of December 31, 2012, we operated 100 inpatient rehabilitation hospitals (including 2 hospitals that operate as joint ventures which we account for using the equity method of accounting). We are the sole owner of 71 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 29 jointly owned hospitals. Our inpatient rehabilitation hospitals are located in 27 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. We also had 24 outpatient rehabilitation satellite clinics operated by our hospitals. We also provide home health services through 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage 3 inpatient rehabilitation units through management contracts.
Reclassifications—
Effective January 1, 2012, we adopted Accounting Standards Update 2011-07, Healthcare Entities (Topic 954), “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Healthcare Entities,” which requires certain healthcare entities to present the provision for doubtful accounts relating to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. All periods presented have been reclassified to conform to this presentation. Our adoption of this standard had no net impact on our financial position, results of operations, or cash flows.
This standard also requires healthcare entities to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts, as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. See the “Net Operating Revenues” and “Accounts Receivable and Allowance for Doubtful Accounts” sections of this note.
During the third quarter of 2012, we negotiated with our partner to amend the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective. See Note 7, Investments in and Advances to Nonconsolidated Affiliates.
In our consolidated balance sheet as of December 31, 2011, we reclassified $100.6 million of deferred income tax assets from long-term assets to current assets to coincide with the expected utilization in 2012 of certain deferred tax assets arising from net operating loss carryforwards. This revision had no impact on Total assets, and we do not believe it is material to our previously issued financial statements. See Note 17, Income Taxes.
Out-of-Period Adjustments—
During 2011, we recorded additional income tax expense of approximately $7 million for out-of-period adjustments primarily related to corrections to our 2010 deferred tax assets associated with our net operating losses (“NOLs”) and the corresponding valuation allowance. We corrected the errors in our financial statements by increasing our Provision for income tax expense, which resulted in a reduction of Income from continuing operations and Net income for the year ended December 31, 2011. We do not believe the errors or their corrections are material to the consolidated financial statements as of December 31, 2011 or to any prior years’ consolidated financial statements. As a result, we have not restated any 2010 amounts. See Note 17, Income Taxes.

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
Use of Estimates and Assumptions—
The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) asset impairments, including goodwill; (4) depreciable lives of assets; (5) useful lives of intangible assets; (6) economic lives and fair value of leased assets; (7) income tax valuation allowances; (8) uncertain tax positions; (9) fair value of stock options and restricted stock containing a market condition; (10) fair value of interest rate swaps; (11) reserves for self-insured healthcare plans; (12) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (13) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluation, as considered necessary. Actual results could differ from those estimates.
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
Pursuant to legislative directives and authorizations from Congress, the United States Centers for Medicare and Medicaid Services (“CMS”) developed and instituted various Medicare audit programs. We undertake significant efforts through training and education to ensure compliance with coding and medical necessity coverage rules. Despite our belief that our coding and assessment of patients is accurate, audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these programs will affect us.
In addition, there are increasing pressures from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and nongovernmental third-party payors are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. We could be adversely affected in some of the markets where we operate if we are unable to negotiate and maintain favorable agreements with third-party payors.
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us under our agreements with them. We could be adversely affected in some of the markets where we operate if the auditing payor alleges that substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.
As discussed in Note 19, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Net Operating Revenues—
During the year ended December 31, 2012, 2011, and 2010, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2012	2011	2010
Medicare	73.4%	72.0%	70.5%
Medicaid	1.2%	1.6%	1.8%
Workers' compensation	1.5%	1.6%	1.6%
Managed care and other discount plans	19.3%	19.8%	21.3%
Other third-party payors	1.8%	2.0%	2.3%
Patients	1.3%	1.2%	1.3%
Other income	1.5%	1.8%	1.2%
Total	100.0%	100.0%	100.0%
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
CMS has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Accounts Receivable and Allowance for Doubtful Accounts—
We report accounts receivable at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Our accounts receivable are geographically dispersed, but a significant portion of our revenues are concentrated by type of payors. The concentration of net patient service accounts receivable by payor class, as a percentage of total net patient service accounts receivable, is as follows:

	As of December 31,
	2012	2011
Medicare	62.8%	60.7%
Medicaid	2.1%	2.6%
Workers' compensation	3.0%	3.2%
Managed care and other discount plans	25.8%	26.8%
Other third-party payors	4.3%	4.7%
Patients	2.0%	2.0%
Total	100.0%	100.0%
During the years ended December 31, 2012, 2011, and 2010, approximately 73.4%, 72.0%, and 70.5%, respectively, of our Net operating revenues related to patients participating in the Medicare program. While revenues and accounts receivable from the Medicare program are significant to our operations, we do not believe there are significant credit risks associated with this government agency. Because Medicare traditionally pays claims faster than our other third-party payors, the percentage of our Medicare charges in accounts receivable is less than the percentage of our Medicare revenues. We do not believe there are any other significant concentrations of revenues from any particular payor that would subject us to any significant credit risks in the collection of our accounts receivable.

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
The collection of outstanding receivables from Medicare, managed care payors, other third-party payors, and patients is our primary source of cash and is critical to our operating performance. While it is our policy to verify insurance prior to a patient being admitted, there are various exceptions that can occur. Such exceptions include instances where we are (1) unable to obtain verification because the patient’s insurance company was unable to be reached or contacted, (2) a determination is made that a patient may be eligible for benefits under various government programs, such as Medicaid, and it takes several days, weeks, or months before qualification for such benefits is confirmed or denied, and (3) the patient is transferred to our hospital from an acute care hospital without having access to a credit card, cash, or check to pay the applicable patient responsibility amounts (i.e., deductibles and co-payments). Based on our historical collection trends, our primary collection risks relate to patient accounts for which the patient was the primary payor or the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts remain outstanding. Changes in the economy, such as increased unemployment rates or periods of recession, can further exacerbate our ability to collect patient responsibility amounts.
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
We have experienced denials of certain diagnosis codes by Medicare contractors based on medical necessity. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 58% of all amounts denied. The resolution of these disputes can take in excess of one year, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by Medicare contractors and their subsequent collection can create volatility in our Provision for doubtful accounts.
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
We assess qualitative factors in our single reporting unit to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of our reporting unit’s discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting unit to our market capitalization. When we dispose of a hospital, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2012, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. As of December 31, 2012, we do not have any intangible assets with indefinite useful lives. The range of estimated useful lives and the amortization basis for our other intangible assets are generally as follows:

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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Common Stock Warrants—
In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. We accounted for this extinguishment of debt by separately computing the amounts attributable to the debt and the purchase warrants and giving accounting recognition to each component. We based our allocation to each component on the relative market value of the two components at the time of issuance. The portion allocable to the warrants was accounted for as additional paid-in capital. See Note 18, Earnings per Common Share.
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
The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
On a nonrecurring basis, we are required to measure property and equipment, goodwill, other intangible assets, investments in nonconsolidated affiliates, and assets and liabilities of discontinued operations at fair value. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. The fair value of our property and equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which could be the basis for determining fair value. The fair value of our intangible assets, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair value of our goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs. Goodwill is tested for impairment as of October 1st of each year, absent any impairment indicators.
Derivative Instruments—
As of December 31, 2012 and 2011, we did not have any derivative instruments outstanding. Historically, our derivative instruments consisted only of interest rate swaps that were recorded on our balance sheet at fair value. Changes in the fair values of our derivatives were recorded each period in current earnings or in other comprehensive income, depending on their designations as trading or hedging swaps.
For derivative instruments not designated as hedging instruments, all changes in fair value were reported in current period earnings on the line entitled Loss on interest rate swaps in our consolidated statements of operations. Net cash settlements on these nondesignated swaps were included in investing activities in our consolidated statements of cash flows.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Share-Based Payments—
HealthSouth has shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $5.0 million, $4.3 million, and $4.3 million in each of the years ended December 31, 2012, 2011, and 2010, respectively.
Professional Fees—Accounting, Tax, and Legal—
In 2012, 2011, and 2010, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters arising from prior reporting and restatement issues. These fees in 2012 and 2011 specifically included $1.4 million and $5.2 million related to our obligation to pay 35% of any recovery from Richard Scrushy to the attorneys for the derivative shareholder plaintiffs, as discussed in Note 19, Contingencies and Other Commitments. These expenses in 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits, as discussed in Note 17, Income Taxes.
See Note 19, Contingencies and Other Commitments, for a description of our continued litigation defense and support matters arising from our prior reporting and restatement issues.
Income Taxes—
We provide for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
In April 2012, we acquired 12 inpatient rehabilitation beds in Andalusia, Alabama from a subsidiary of LifePoint Hospitals in order to add beds at our existing hospital in Dothan, Alabama. In July 2012, we acquired the 34-bed inpatient rehabilitation unit of CHRISTUS Santa Rosa Hospital - Medical Center. The operations of this unit have been relocated to and consolidated with our existing hospital in San Antonio, Texas. These transactions, either individually or in the aggregate, were not material to our financial position, results of operations, or cash flows. Goodwill did not increase as a result of these transactions. Both acquisitions were funded with available cash.
In November 2011, we completed a transaction to purchase substantially all of the assets of Drake Center’s two rehabilitation-focused patient care units located in Cincinnati, Ohio and sublease space for the operation of a 40-bed inpatient rehabilitation hospital that is fully owned and operated by HealthSouth. HealthSouth Rehabilitation Hospital at Drake remained on Drake’s campus and began accepting patients in mid-December 2011. This transaction was not material to our financial position, results of operations, or cash flows. As a result of this transaction, goodwill increased by $1.4 million. The acquisition was funded with available cash.
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
We accounted for these acquisitions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition dates. The fair values of identifiable intangible assets were based on valuations using the income approach based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition dates for the transactions completed in 2010 were as follows (in millions):

Property and equipment, net	$17.6
Identifiable intangible assets:
Noncompete agreements (useful lives range from 16 months to 6 years)	11.4
Tradenames (useful lives are 10 years)	1.2
Licenses (useful lives are 20 years)	0.4
Goodwill	12.6
Total assets acquired	43.2
Total current liabilities assumed	(0.7)
Net assets acquired	$42.5
The Company’s reported Net operating revenues and Net income for the year ended December 31, 2010 include operating results for Ft. Smith from October 1, 2010 through December 31, 2010, Sugar Land from September 20, 2010 through December 31, 2010, and Desert Canyon from June 1, 2010 through December 31, 2010. The following table summarizes the aggregate results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2010 (in millions):

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

Information regarding the net cash paid for all acquisitions during each period presented is as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Fair value of assets acquired	$2.1	$0.7	$19.2
Goodwill	—	1.4	12.6
Fair value of other liabilities assumed	—	—	(0.7)
Noncompete agreements	1.0	2.8	11.4
Note payable	—	—	(8.4)
Net cash paid for acquisitions	$3.1	$4.9	$34.1

See also Note 7, Investments in and Advances to Nonconsolidated Affiliates.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

3.	Cash and Marketable Securities:
The components of our investments as of December 31, 2012 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$132.8	$49.3	$—	$182.1
Equity securities	—	—	55.8	55.8
Total	$132.8	$49.3	$55.8	$237.9
The components of our investments as of December 31, 2011 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$30.1	$35.3	$—	$65.4
Equity securities	—	—	45.2	45.2
Total	$30.1	$35.3	$45.2	$110.6
Restricted Cash—
As of December 31, 2012 and 2011, Restricted cash consisted of the following (in millions):

	As of December 31,
	2012	2011
Affiliate cash	$22.5	$11.1
Self-insured captive funds	26.0	23.5
Paid-loss deposit funds	0.8	0.7
Total restricted cash	$49.3	$35.3
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
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2012 and 2011, all restricted cash was current.
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. As discussed previously, HCS insures HealthSouth’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2012 and 2011, $39.4 million and $30.2 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A summary of our restricted marketable securities as of December 31, 2012 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$54.4	$1.5	$(0.1)	$55.8
A summary of our restricted marketable securities as of December 31, 2011 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$45.2	$0.7	$(0.7)	$45.2
Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2012, 2011, and 2010, we did not record any impairment charges related to our restricted marketable securities.
Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Proceeds from sales of restricted available-for-sale securities	$—	$—	$5.2
Gross realized gains	$—	$—	$0.4
Gross realized losses	$—	$—	$(0.1)
Our portfolio of marketable securities is comprised of investments in mutual funds that hold investments in a variety of industries. As discussed in Note 1, Summary of Significant Accounting Policies, “Marketable Securities,” when our portfolio includes marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examine the severity and duration of the impairments in relation to the cost of the individual investments. We also consider the industry in which each investment is held and the near-term prospects for a recovery in each specific industry.

4.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2012	2011
Patient accounts receivable	$260.0	$232.5
Less: Allowance for doubtful accounts	(28.7)	(21.4)
Patient accounts receivable, net	231.3	211.1
Other accounts receivable	18.0	11.7
Accounts receivable, net	$249.3	$222.8
At December 31, 2012 and 2011, our allowance for doubtful accounts represented approximately 11.0% and 9.2%, respectively, of the total patient due accounts receivable balance.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2012	$21.4	$27.0	$(19.7)	$28.7
2011	$22.7	$21.0	$(22.3)	$21.4
2010	$30.1	$16.4	$(23.8)	$22.7

5.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2012	2011
Land	$79.6	$66.9
Buildings	963.7	901.4
Leasehold improvements	62.3	59.6
Furniture, fixtures, and equipment	324.5	313.0
	1,430.1	1,340.9
Less: Accumulated depreciation and amortization	(728.1)	(686.9)
	702.0	654.0
Construction in progress	46.0	10.4
Property and equipment, net	$748.0	$664.4
Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2012	2011
Fully depreciated assets	$219.0	$221.9
Assets under capital lease obligations:
Buildings	$169.6	$161.5
Equipment	0.2	0.2
	169.8	161.7
Accumulated amortization	(110.3)	(100.3)
Assets under capital lease obligations, net	$59.5	$61.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Depreciation expense	$59.0	$52.5	$48.1
Amortization expense	$10.1	$11.1	$12.1
Interest capitalized	$1.0	$0.5	$0.4
Rent expense:
Minimum rent payments	$41.2	$38.5	$39.9
Contingent and other rents	20.6	24.2	18.8
Other	4.5	4.2	4.7
Total rent expense	$66.3	$66.9	$63.4
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
Some facilities are subleased to other parties. Rental income from subleases approximated $4.7 million, $4.7 million, and $4.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $11.9 million as of December 31, 2012.
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

	As of December 31,
	2012	2011
Straight-line rental accrual	$7.7	$7.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Future minimum lease payments at December 31, 2012, for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2013	$40.7	$15.7	$56.4
2014	34.3	11.9	46.2
2015	29.6	10.3	39.9
2016	24.1	10.0	34.1
2017	19.5	10.0	29.5
2018 and thereafter	107.6	53.5	161.1
	$255.8	111.4	$367.2
Less: Interest portion		(39.5)
Obligations under capital leases		$71.9
In addition to the above, and as discussed in Note 8, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next five years and $16.5 million thereafter.

6.	Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2012, 2011, and 2010 (in millions):

Amount
Goodwill as of December 31, 2009	$407.7
Acquisitions	12.6
Goodwill as of December 31, 2010	420.3
Acquisition	1.4
Goodwill as of December 31, 2011	421.7
Consolidation of joint venture formerly accounted for under the equity method of accounting	15.6
Goodwill as of December 31, 2012	$437.3
Goodwill increased in 2010 as a result of our acquisitions of Sugar Land and Desert Canyon. Goodwill increased in 2011 as a result of our acquisition of Drake Center’s two rehabilitation-focused patient care units. Goodwill increased in 2012 as a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 2, Business Combinations, and Note 7, Investments in and Advances to Nonconsolidated Affiliates.
We performed impairment reviews as of October 1, 2012, 2011, and 2010 and concluded no Goodwill impairment existed. As of December 31, 2012, we had no accumulated impairment losses related to Goodwill.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2012	$9.9	$(2.5)	$7.4
2011	7.0	(2.3)	4.7
Licenses:
2012	$50.6	$(42.9)	$7.7
2011	50.2	(41.7)	8.5
Noncompete agreements:
2012	$34.3	$(20.3)	$14.0
2011	33.0	(17.1)	15.9
Tradenames:
2012	$16.1	$(8.6)	$7.5
2011	15.0	(8.0)	7.0
Internal-use software:
2012	$84.7	$(55.0)	$29.7
2011	64.8	(51.1)	13.7
Market access assets:
2012	$13.2	$(6.3)	$6.9
2011	13.2	(5.3)	7.9
Total intangible assets:
2012	$208.8	$(135.6)	$73.2
2011	183.2	(125.5)	57.7
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Amortization expense	$13.4	$15.2	$12.9
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2013	$12.1
2014	10.0
2015	8.6
2016	6.8
2017	4.2

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

7.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2012 represents our investment in 13 partially owned subsidiaries, of which 9 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2012	2011
Equity method investments:
Capital contributions	$2.8	$7.2
Cumulative share of income	93.8	100.0
Cumulative share of distributions	(77.4)	(80.1)
	19.2	27.1
Cost method investments:
Capital contributions, net of distributions and impairments	1.6	1.9
Total investments in and advances to nonconsolidated affiliates	$20.8	$29.0
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2012	2011
Assets—
Current	$21.4	$17.4
Noncurrent	48.7	73.4
Total assets	$70.1	$90.8
Liabilities and equity—
Current liabilities	$7.7	$8.9
Noncurrent liabilities	1.2	7.0
Partners’ capital and shareholders’ equity—
HealthSouth	19.2	27.1
Outside partners	42.0	47.8
Total liabilities and equity	$70.1	$90.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Net operating revenues	$83.3	$87.0	$79.8
Operating expenses	(48.1)	(53.1)	(51.6)
Income from continuing operations, net of tax	28.3	26.5	23.0
Net income	28.3	26.5	23.0

During the third quarter of 2012, we negotiated with our partner to amend the joint venture agreement related to St. Vincent Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. The amendment revised certain participatory rights held by our joint venture partner resulting in HealthSouth gaining control of this entity from an accounting perspective. In accordance with the applicable guidance, we accounted for this change in control as a business combination and consolidated this entity using the acquisition method. The consolidation of St. Vincent Rehabilitation Hospital did not have a material impact on our financial position, results of operations, or cash flows. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, goodwill increased by $15.6 million, and we recorded a $4.9 million gain as part of Other income during the year ended December 31, 2012. See Note 6, Goodwill and Other Intangible Assets, and Note 13, Fair Value Measurements.

8.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2012	2011
Credit Agreement—
Advances under revolving credit facility	$—	$110.0
Term loan facility	—	97.5
Bonds payable—
7.25% Senior Notes due 2018	302.9	336.7
8.125% Senior Notes due 2020	286.2	285.8
7.75% Senior Notes due 2022	280.7	312.0
5.75% Senior Notes due 2024	275.0	—
Other bonds payable	—	1.5
Other notes payable	36.8	35.3
Capital lease obligations	71.9	75.9
	1,253.5	1,254.7
Less: Current portion	(13.6)	(18.9)
Long-term debt, net of current portion	$1,239.9	$1,235.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2013	$13.6	$13.6
2014	10.5	10.5
2015	8.0	8.0
2016	8.0	8.0
2017	7.1	7.1
Thereafter	1,207.1	1,206.3
Total	$1,254.3	$1,253.5
In August 2012, we amended and restated our credit agreement to increase the size of our revolver from $500 million to $600 million, eliminate the former $100 million term loan ($95 million outstanding), extend the revolver maturity from May 2016 to August 2017, and lower the interest rate spread by 50 basis points to an initial rate of LIBOR plus 1.75%. In addition, in September 2012, we completed a registered public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 at a public offering price of 100% of the principal amount, the proceeds of which were used to repay amounts outstanding under our revolving credit facility and redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022. As a result of these transactions, we recorded a $4.0 million Loss on early extinguishment of debt in 2012.
During 2011, we completed refinancing transactions in which we issued an additional $60 million each of our 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 and amended and restated our credit agreement to create, under a pre-existing accordion feature, a $100 million term loan maturing in 2016. Net proceeds from this senior notes offering were approximately $122 million. We used approximately $45 million of these net proceeds to repay a portion of the amounts outstanding under our revolving credit facility. In June 2011, the remainder of the proceeds from this senior notes offering along with the $100 million of proceeds from the new term loan were used to redeem a portion of our 10.75% Senior Notes due 2016, as discussed below. Our 2011 credit agreement amendment also extended the maturity of our revolving credit facility to May 2016 and reduced by 100 basis points the applicable spread on loans. In September 2011, we redeemed the remainder of our 10.75% Senior Notes due 2016, as discussed below. As a result of the redemptions of our 10.75% Senior Notes due 2016, we recorded a $38.8 million Loss on early extinguishment of debt in 2011.
In October 2010, we completed refinancing transactions (the “2010 Refinancing Transactions”) in which we issued $275.0 million of 7.25% Senior Notes due 2018, issued $250.0 million of 7.75% Senior Notes due 2022, and replaced our former credit agreement with a new amended and restated credit agreement, maturing in 2015, that provided us with a $500.0 million revolving credit facility, including a $260 million letter of credit subfacility. As of December 31, 2010, the interest rate for amounts drawn on the revolving credit facility was LIBOR plus 3.5%.We used the net proceeds from the 2010 Refinancing Transactions, along with $128.6 million of available cash and a $100.0 million draw on our new revolving credit facility, to repay in full and retire all amounts outstanding under our former credit agreement dated March 2006. As a result of the 2010 Refinancing Transactions, we recorded an $11.9 million Loss on early extinguishment of debt in 2010. See also Note 9, Derivative Instruments, for a discussion of the termination of two forward-starting interest rate swaps in connection with the 2010 Refinancing Transactions.
Senior Secured Credit Agreement—
2012 Credit Agreement
On August 10, 2012, we amended and restated our existing credit agreement, dated May 10, 2011 (the “Credit Agreement”). The Credit Agreement provides for a $600 million revolving credit facility with a $260 million letter of credit subfacility and a swingline loan subfacility all of which mature in August 2017.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Amounts drawn on the revolving credit facility bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays’ Bank PLC’s (“Barclays”) prime rate and (b) the federal funds rate plus 0.5%, in each case, plus an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.375% per annum on the daily amount of the unutilized commitments under the revolving credit facility. The initial interest rate on borrowings under the Credit Agreement is LIBOR plus 1.75%.
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
The Company's obligations under the Credit Agreement are secured by substantially all of (1) the real property owned by the Company and its subsidiary guarantors as of the date of this amendment and (2) the current and future personal property of the Company and its subsidiary guarantors. The Company's obligations are guaranteed by the subsidiary guarantors pursuant to the amended and restated collateral and guarantee agreement (the “Collateral and Guarantee Agreement”), dated as of October 26, 2010, among the Agent, the Company, and its subsidiaries identified therein (collectively, the “Subsidiary Guarantors”). In addition to the Collateral and Guarantee Agreement, we and the Subsidiary Guarantors entered into mortgages with respect to certain of our material real property that we owned as of the date of this amendment (excluding real property subject to preexisting liens and/or mortgages) to secure our obligations under the Credit Agreement.

As of December 31, 2012, no amounts were drawn under the revolving credit facility. If amounts had been drawn as of that date, they would have bore interest at a rate of 2.05%. As of December 31, 2012, $39.5 million were being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
2011 Credit Agreement
On May 10, 2011, we amended and restated in its entirety our existing credit agreement, dated October 26, 2010 (the “2011 Credit Agreement”). The 2011 Credit Agreement provided for a $100 million term loan and a $500 million revolving credit facility with a $260 million letter of credit subfacility and a swingline loan subfacility all of which would have matured in May 2016. Quarterly amortization on the term loan began September 30, 2011 at $1.25 million through June 30, 2013, then at $1.875 million through June 30, 2014, and then at $2.5 million through March 31, 2016. In June 2011, the net proceeds from the term loan were used to redeem a portion of the 10.75% Senior Notes due 2016.
The term loan and amounts drawn on the revolving credit facility under the 2011 Credit Agreement bore interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays’ prime rate and (b) the federal funds rate plus 0.5%, in each case, plus an applicable margin that varied depending upon our leverage ratio. We were also subject to a commitment fee of 0.5% per annum on the daily amount of the unutilized commitments under the revolving credit facility.
The initial interest rate on borrowings under the 2011 Credit Agreement was LIBOR plus 2.5%. Under the terms of the 2011 Credit Agreement, the applicable interest rate for a given interest rate period was adjusted based on the leverage ratio (defined in the 2011 Credit Agreement) as of the end of our most recent fiscal quarter. Accordingly, on August 5, 2011, the spread above the applicable base rate (LIBOR) applicable to both our revolving credit facility and term loan decreased from 2.5% to 2.25% as a result of the leverage ratio calculated under the terms of the 2011 Credit Agreement.
The 2011 Credit Agreement provided that, subject to the satisfaction of certain conditions, we had the right to increase the amount of the revolving credit facility prior to its maturity by incurring incremental term loans or by increasing the revolving credit facility, or both, in an aggregate amount not to exceed $200 million.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

All other material terms are the same as the Credit Agreement discussed above. Our obligations under the 2011 Credit Agreement also were secured and guaranteed by us and our subsidiaries.
As of December 31, 2011, $110.0 million were drawn under the revolving credit facility with an interest rate of 2.6%. Amounts drawn as of December 31, 2011 exclude $44.6 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
Bonds Payable—
The Company’s 2020 Notes, 2018 Notes, 2022 Notes, and 2024 Notes (collectively, the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Trustee”), as supplemented by the second, third, and fourth supplemental indenture, respectively, relating to the Senior Notes (together with the Base Indenture, the “Indenture”), among us, the Subsidiary Guarantors (as defined in the Indenture), and the Trustee.
Pursuant to the terms of the Indenture, the Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our Credit Agreement and other capital markets debt (see Note 21, Condensed Consolidating Financial Information). The Senior Notes are senior, unsecured obligations of HealthSouth and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
Upon the occurrence of a change in control (as defined in the applicable indenture), each holder of the Senior Notes may require us to repurchase all or a portion of the notes in cash at a price equal to 101% of the principal amount of the Senior Notes to be repurchased, plus accrued and unpaid interest.
The Senior Notes contain covenants and default and acceleration provisions, that, among other things, limit our and certain of our subsidiaries’ ability to (1) incur additional debt, (2) make certain restricted payments, (3) consummate specified asset sales, (4) incur liens, and (5) merge or consolidate with another person.
Senior Notes Due 2024
On September 11, 2012, we completed a public offering of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 (the “2024 Notes”) at a public offering price of 100% of the principal amount. Net proceeds from this offering were approximately $270 million. We used $195 million of the net proceeds to repay the amounts outstanding under our revolving credit facility. Additionally, in October 2012, $64.5 million of the net proceeds were used to redeem a portion of our 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022, as discussed and defined below.
The 2024 Notes mature on November 1, 2024 and bear interest at a per annum rate of 5.75%. Due to financing costs, the effective interest rate on the 2024 Notes is 6.0%. Interest is payable semiannually in arrears on May 1 and November 1 of each year.
We may redeem the notes, in whole or in part, at any time on or after November 1, 2017, at the redemption prices set forth below:

Period	Redemption Price*
2017	102.875%
2018	101.917%
2019	100.958%
2020 and thereafter	100.000%
* Expressed in percentage of principal amount

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Senior Notes Due 2018 and 2022
On October 7, 2010, we completed a public offering of $525.0 million aggregate principal amount of senior notes, which included $275.0 million of 7.25% Senior Notes due 2018 (the “2018 Notes”) at par and $250.0 million of 7.75% Senior Notes due 2022 (the “2022 Notes”) at par (collectively, the “2018 and 2022 Senior Notes”). We used the net proceeds from the initial offering of the 2018 and 2022 Senior Notes to repay amounts outstanding under the term loan facility of our former credit agreement dated March 2006.
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
On October 9, 2012, $64.5 million of the net proceeds from our public offering of the 2024 Notes were used to redeem $33.5 million of the outstanding principal amount of our existing 2018 Notes and $31.0 million of the outstanding principal amount of our existing 2022 Notes. The notes were redeemed at a price of 103%, which resulted in an additional cash outlay of $1.9 million from the net proceeds.
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
* Expressed in percentage of principal amount
Senior Notes Due 2016
On June 14, 2006, we completed a private offering of $625.0 million aggregate principal amount of 10.75% senior notes due 2016 (the “2016 Notes”) at 98.505% of par. On June 15, 2011, we completed a call of $335.0 million in principal of the 2016 Notes and on September 1, 2011, we completed the redemption of the remaining $165.6 million in principal of the 2016 Notes. As a result of the above redemptions of our 2016 Notes, we recorded a $38.8 million Loss on early extinguishment of debt during 2011. The 2016 Notes bore interest at a per annum rate of 10.75%. Due to discounts and financing costs, the effective interest rate on the 2016 Notes was 11.4%.
Other Notes Payable—
We have two 15-year notes payable agreements outstanding, both of which were used to finance real estate projects. The interest rates of these notes are 8.1% and 11.2%. In addition, and as part of the purchase of Ft. Smith discussed in Note 2, Business Combinations, we entered into a six-year note payable with the seller of this rehabilitation unit. The interest rate of this note is 7.8%. We also have one note payable agreement, with an interest rate of 6.8%, related to a hospital development project as well as one note payable agreement, with an interest rate of 5.7%, related to computer software.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Capital Lease Obligations—
We engage in a significant number of leasing transactions including real estate and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 6.4% to 9.0% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for equipment with major equipment finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

9.	Derivative Instruments:
Interest Rate Swaps Not Designated as Hedging Instruments—
In March 2006, we entered into an interest rate swap to effectively convert the floating rate of a portion of our credit agreement to a fixed rate in order to limit the variability of interest-related payments caused by changes in LIBOR. Under this interest rate swap agreement, we paid a fixed rate of 5.2% on a notional principal of $984.0 million, while the counterparties to this agreement paid a floating rate based on 3-month LIBOR, which was 0.3% at December 10, 2010, which was the most recent interest rate set date. The expiration date of this swap was March 10, 2011. The fair market value of this swap as of December 31, 2010 was ($12.1) million.
In June 2009, we entered into a receive-fixed swap as a mirror offset to $100.0 million of the $984.0 million interest rate swap discussed above in order to reduce our effective fixed rate to total debt ratio. Under this interest rate swap agreement, we paid a variable rate based on 3-month LIBOR, while the counterparty to this agreement paid a fixed rate of 5.2% on a notional principal of $100.0 million. Net settlements commenced in September 2009 and were made quarterly on the same settlement schedule as the $984.0 million interest rate swap discussed above. The expiration date of this swap was March 10, 2011. Our initial net investment in this swap was $6.4 million. The fair market value of this swap as of December 31, 2010 was $1.2 million.
These interest rate swaps were not designated as hedges. Therefore, changes in the fair value of these interest rate swaps were included in current-period earnings as Loss on interest rate swaps.
During the years ended December 31, 2011 and 2010, we made net cash settlement payments of $10.9 million and $44.7 million, respectively, to our counterparties. Net settlement payments on these swaps are included in the line item Loss on interest rate swaps in our consolidated statements of operations.
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
Both forward-starting swaps were designated as cash flow hedges and were accounted for under the policies described in Note 1, Summary of Significant Accounting Policies, “Derivative Instruments.”

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

10.	Self-Insured Risks:
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
Reserves for professional liability, general liability, and workers’ compensation risks were $148.3 million and $153.3 million at December 31, 2012 and 2011, respectively. The current portion of this reserve, $41.9 million and $50.5 million, at December 31, 2012 and 2011, respectively, is included in Other current liabilities in our consolidated balance sheets. Expenses related to retained professional and general liability risks were $15.5 million, $19.9 million, and $27.4 million for the years ended December 31, 2012, 2011, and 2010, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with retained workers’ compensation risks were $11.3 million, $9.0 million, and $7.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Of these amounts, $11.1 million, $8.8 million, and $7.3 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses. See below for additional information related to estimated ultimate losses recorded in 2012, 2011, and 2010.
We also maintain excess loss contracts with insurers and reinsurers for professional, general liability, and workers’ compensation risks. Expenses associated with professional and general liability excess loss contracts were $2.3 million, $2.3 million, and $2.4 million for the years ended December 31, 2012, 2011, and 2010, respectively, and are classified in Other operating expenses in our consolidated statements of operations. Expenses associated with workers’ compensation excess loss contracts were $3.2 million, $2.7 million, and $3.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Of these amounts, $3.2 million, $2.6 million, and $3.2 million, respectively, are classified in Salaries and benefits in our consolidated statements of operations, with the remainder included in General and administrative expenses.
Provisions for these risks are based upon actuarially determined estimates. Loss and loss expense reserves represent the unpaid portion of the estimated ultimate net cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves for unpaid losses and loss expenses are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated ultimate loss amounts are included in current operating results. During 2012, 2011, and 2010, we reduced our estimated ultimate losses relating to prior loss periods by $7.5 million, $4.4 million, and $1.7 million, respectively, due to favorable claim experience and industry-wide loss development trends.
The reserves for these self-insured risks cover approximately 800 individual claims at December 31, 2012 and 2011, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction and whether the claim is settled or litigated. During 2012, 2011, and 2010, $24.6 million, $27.0 million, and $30.7 million, respectively, of payments (net of reinsurance recoveries of $2.8 million, $1.4 million, and $1.0 million, respectively) were made for liability claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.
The obligations covered by excess contracts remain on the balance sheet, as the subsidiary or parent remains liable to the extent the excess carriers do not meet their obligations under the insurance contracts. Amounts receivable under the excess contracts were $29.8 million and $35.3 million at December 31, 2012 and 2011, respectively. Of these amounts, $8.7 million and $16.3 million are included in Prepaid expenses and other current assets in our consolidated balance sheets as of December 31, 2012 and 2011, respectively, with the remainder included in Other long-term assets.

11.	Convertible Perpetual Preferred Stock:
On March 7, 2006, we completed the sale of 400,000 shares of our 6.50% Series A Convertible Perpetual Preferred Stock. The preferred stock has an initial liquidation preference of $1,000 per share of preferred stock, which is contingently

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
In October 2011, our board of directors granted discretion to management to repurchase up to $125 million of our preferred stock. The repurchase authorization did not require the purchase of a specific number of shares, had an indefinite term, and was subject to termination at any time by our board of directors. As discussed in Note 18, Earnings per Common Share, on February 15, 2013, our board of directors increased our existing common stock repurchase authorization from $125 million to $350 million. The increased common stock repurchase authorization replaces this authorization for preferred stock.
The following is a summary of the activity related to our Convertible perpetual preferred stock from December 31, 2011 to December 31, 2012 (in millions, except share data):

	Number of Shares Outstanding	Amount
Balance as of December 31, 2011	400,000	$387.4
Repurchase of preferred stock	(46,645)	(45.2)
Balance as of December 31, 2012	353,355	$342.2
During the year ended December 31, 2012, we repurchased 46,645 shares of our preferred stock for total cash consideration of $46.5 million, including fees. No common stock was issued as part of these transactions. The allocation of the purchase price is as follows (in millions):

For the Year Ended
December 31, 2012
Carrying value of shares repurchased	$45.2
Cumulative dividends paid as part of purchase price	0.5
Excess paid in transaction	0.8
$46.5
The difference between the fair value of the consideration paid to the holders of the preferred stock, or $46.5 million, and the carrying value of the preferred stock in our balance sheet, or $45.2 million, resulted in a charge of $1.3 million to Capital in excess of par value that was treated like a dividend and subtracted from Net income to arrive at Net income attributable to HealthSouth common shareholders in our consolidated statement of operations for the year ended December 31, 2012. Of this amount, $0.5 million represents cumulative dividends through the date of the repurchase transactions.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

In the year ended December 31, 2012, we declared $23.9 million in dividends on our preferred stock. We declared $26.0 million in dividends on our preferred stock in each of the years ended December 31, 2011 and 2010. As of December 31, 2012 and 2011, accrued dividends of $5.7 million and $6.5 million, respectively, were included in Other current liabilities on our consolidated balance sheets. These accrued dividends were paid in January 2013 and 2012, respectively.

12.	Guarantees:
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
As of December 31, 2012, we were secondarily liable for nine such guarantees. The remaining terms of these guarantees ranged from six months to 51 months. If we were required to perform under all such guarantees, the maximum amount we would be required to pay approximated $10.2 million.
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

13.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2012	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$16.4	$—	$16.4	$—	M
Other long-term assets:
Restricted marketable securities	39.4	—	39.4	—	M
As of December 31, 2011
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$15.0	$—	$15.0	$—	M
Other long-term assets:
Restricted marketable securities	30.2	—	30.2	—	M

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

As a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $4.9 million gain as part of Other income during the year ended December 31, 2012. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results use management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. During the years ended December 31, 2011 and 2010, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. See Note 7, Investments in and Advances to Nonconsolidated Affiliates.
During the years ended December 31, 2011 and 2010, we recorded impairment charges of $6.8 million and $0.6 million, respectively, as part of our results of discontinued operations. See Note 16, Assets and Liabilities in and Results of Discontinued Operations.
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

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	—	—	110.0	110.0
Term loan facility	—	—	97.5	97.5
7.25% Senior Notes due 2018	302.9	328.6	336.7	330.0
8.125% Senior Notes due 2020	286.2	321.5	285.8	290.0
7.75% Senior Notes due 2022	280.7	306.5	312.0	301.1
5.75% Senior Notes due 2024	275.0	277.1	—	—
Other bonds payable	—	—	1.5	1.5
Other notes payable	36.8	36.8	35.3	35.3
Financial commitments:
Letters of credit	—	39.5	—	44.6

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements.”

14.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded in 2011 and 2010 was issued under the 2008 Equity Incentive Plan. The terms of the 2008 Equity Incentive Plan made available up to 6,000,000 shares of common stock to be granted. In May 2011, our shareholders approved the Amended and Restated 2008 Equity Incentive Plan, which reserves and provides for the grant of up to 9,000,000 shares of common stock. All employee stock-based compensation awarded in 2012 was issued under this plan, and all employee stock-based compensation awarded after 2012 will be issued under this plan. Both incentive plans were approved by our stockholders and provide for the grants of nonqualified stock options or incentive stock options, restricted stock, stock appreciation rights, performance shares or performance share units, dividend equivalents, restricted stock units (“RSUs”), or other stock-based awards.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Stock Options—
Under our share-based incentive plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. These plans provide for the granting of both nonqualified stock options and incentive stock options. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond approximately ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which is generally three years.
The fair values of the options granted during the years ended December 31, 2012, 2011, and 2010 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Expected volatility	42.8%	41.5%	44.7%
Risk-free interest rate	1.4%	2.8%	3.1%
Expected life (years)	7.0	6.7	6.7
Dividend yield	0.0%	0.0%	0.0%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. Since we have not historically paid dividends, we do not include a dividend payment as part of our pricing model. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2012, 2011, and 2010 was $9.57, $11.27, and $8.54, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2011	2,439	$21.63
Granted	243	21.02
Exercised	(26)	18.85
Forfeitures	—	—
Expirations	(81)	36.64
Outstanding, December 31, 2012	2,575	21.12	4.9	$5.9
Exercisable, December 31, 2012	2,128	21.07	4.1	5.7
We recognized approximately $2.0 million, $1.7 million, and $2.0 million of compensation expense related to our stock options for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $2.6 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 21 months. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $0.1 million, $0.8 million, and $0.1 million, respectively.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Restricted Stock—
The restricted stock awards granted in 2012, 2011, and 2010 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For awards with a service and/or performance requirement, the fair value of the award is determined by the closing price of our common stock on the grant date. For awards with a market condition, the fair value of the awards is determined using a lattice model. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2011	1,889	$8.23
Granted	1,119	19.30
Vested	(1,897)	8.31
Forfeited	(63)	18.98
Nonvested shares at December 31, 2012	1,048	19.28
The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2011 and 2010 was $8.23 and $16.37 per share, respectively. We recognized approximately $21.2 million, $17.7 million, and $13.6 million of compensation expense related to our restricted stock awards for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, there was $24.4 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $34.0 million, $12.5 million, and $6.6 million, respectively.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2012, 2011, and 2010, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded. During the years ended December 31, 2012, 2011, and 2010, we issued 42,903, 37,332, and 46,827 RSUs, respectively, with a fair value of $20.98, $24.11, and $17.30, respectively, per unit. We recognized approximately $0.9 million, $0.9 million, and $0.8 million, respectively, of compensation expense upon their issuance in 2012, 2011, and 2010. There was no unrecognized compensation related to unvested shares as of December 31, 2012. As of December 31, 2012, 304,297 RSUs were outstanding.

15.	Employee Benefit Plans:
Substantially all HealthSouth employees are eligible to enroll in HealthSouth-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2012, 2011, and 2010, costs associated with these plans, net of amounts paid by employees, approximated $67.8 million, $66.8 million, and $59.7 million, respectively.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

21 years of age are eligible to participate in the plan. Employer contributions vest 100% after three years of service. Participants are always fully vested in their own contributions.
Employer contributions to the HealthSouth Retirement Investment Plan approximated $13.2 million, $12.6 million, and $12.0 million in 2012, 2011, and 2010, respectively. In 2012, 2011, and 2010, approximately $0.8 million, $1.7 million, and $1.6 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate goals or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2013, we expect to pay approximately $11.6 million under the program for the year ended December 31, 2012. In February 2012, we paid $12.8 million under the program for the year ended December 31, 2011. In February 2011, we paid $11.3 million under the program for the year ended December 31, 2010.

16.	Assets and Liabilities in and Results of Discontinued Operations:
The operating results of discontinued operations are as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Net operating revenues	$1.0	$95.7	$123.7
Less: Provision for doubtful accounts	—	(1.5)	(2.4)
Net operating revenues less provision for doubtful accounts	1.0	94.2	121.3
Costs and expenses	0.2	66.3	106.4
Impairments	—	6.8	0.6
Income from discontinued operations	0.8	21.1	14.3
Gain (loss) on disposal of assets/sale of investments of discontinued operations	5.0	65.6	(1.2)
Income tax expense	(1.3)	(37.9)	(4.0)
Income from discontinued operations, net of tax	$4.5	$48.8	$9.1
Our results of discontinued operations primarily include the operations of six long-term acute care hospitals (“LTCHs”). In August 2011, we completed a transaction to sell five LTCHs to certain subsidiaries of LifeCare Holdings, Inc. for an aggregate purchase price of $117.5 million. We closed the sixth LTCH in August 2011 and expect to sell the associated real estate.
As discussed in Note 19, Contingencies and Other Commitments, in April 2011, we entered into a definitive settlement and release agreement with the state of Delaware (the “Delaware Settlement”) relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. During the year ended December 31, 2011, we recorded a $24.8 million gain in connection with this settlement as part of our results of discontinued operations.
The impairment charges presented in the above table for 2011 related to the LTCH that was closed in 2011 and the Dallas Medical Center that was closed in 2008. We determined the fair value of the impaired long-lived assets at the hospitals based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and offers from potential buyers. The impairment charge recorded in 2010 also related to the Dallas Medical Center. We determined the fair value of the impaired long-lived assets at the hospital primarily based on the assets’ estimated fair value using valuation techniques that included third-party appraisals and an offer from a potential buyer.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

During 2012, we recognized gains associated with the sale of the real estate associated with Dallas Medical Center and an investment we had in a cancer treatment center that was part of our former diagnostic division. As a result of the transaction discussed above to sell five of our LTCHS, we recorded a $65.6 million pre-tax gain as part of our results of discontinued operations during 2011.
Income tax expense recorded as part of our results of discontinued operations during the year ended December 31, 2011 related primarily to the gain from the sale of five of our LTCHs and the Delaware Settlement.
As discussed in Note 10, Self-Insured Risks, we insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program underwritten by HCS. Expenses for retained professional and general liability risks and workers’ compensation risks associated with our divested surgery centers, outpatient, and diagnostic divisions and our former LTCHs have been included in our results of discontinued operations.
Assets and liabilities in discontinued operations consist of the following (in millions):

	As of December 31,
	2012	2011
Total current assets	$0.4	$4.9
Total long-term assets	$5.0	$7.3
Total current liabilities	$5.2	$6.5
Total long-term liabilities	$0.6	$0.7
As of December 31, 2012, assets and liabilities in discontinued operations primarily relate to the LTCH that was closed in 2011. As of December 31, 2011, assets and liabilities in discontinued operations primarily relate to working capital not included in the sale of five of our LTCHs, the LTCH that was closed in 2011, and the Dallas Medical Center. Current assets and long-term assets in the above table are included in Prepaid expenses and other current assets and Other long-term assets, respectively, in our consolidated balance sheets. Current liabilities and long-term liabilities in the above table are included in Other current liabilities and Other long-term liabilities, respectively, in our consolidated balance sheets.

17.	Income Taxes:
The significant components of the Provision for income tax expense (benefit) related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Current:
Federal	$0.7	$1.4	$1.3
State and local	5.2	(0.8)	1.6
Total current expense	5.9	0.6	2.9
Deferred:
Federal	104.2	48.2	(682.2)
State and local	(1.5)	(11.7)	(61.5)
Total deferred expense (benefit)	102.7	36.5	(743.7)
Total income tax expense (benefit) related to continuing operations	$108.6	$37.1	$(740.8)

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense (benefit) on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2012	2011	2010
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State income taxes, net of federal tax benefit	3.7%	3.0%	4.7%
Decrease in valuation allowance	(2.8)%	(11.6)%	(431.5)%
Settlement of tax claims	0.3%	(7.2)%	13.2%
Noncontrolling interests	(5.1)%	(6.5)%	(8.3)%
Adjustments to net operating loss carryforwards	—%	2.9%	—%
Interest, net	(0.2)%	(1.6)%	(0.8)%
Other, net	1.0%	1.3%	(2.4)%
Income tax expense (benefit)	31.9%	15.3%	(390.1)%
The Provision for income tax expense in 2012 is less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests and (2) a decrease in the valuation allowance, as discussed below, offset by (3) state income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in the above table.
The Provision for income tax expense in 2011 is less than the federal statutory rate primarily due to: (1) an approximate $28 million benefit associated with a current period net reduction in the valuation allowance and (2) an approximate $18 million net benefit associated with settlements with various taxing authorities including the settlement of federal income tax claims with the Internal Revenue Service for tax years 2007 and 2008 offset by (3) approximately $7 million of net expense primarily related to corrections to 2010 deferred tax assets associated with our NOLs and corresponding valuation allowance. See Note 1, Summary of Significant Accounting Policies, “Out-of-Period Adjustments.”
The Provision for income tax benefit in 2010 primarily resulted from the reduction in the valuation allowance, as discussed below. This benefit was offset by settlements related to federal IRS examinations, including reductions in unrecognized tax benefits, as discussed below.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of HealthSouth’s deferred tax assets and liabilities are presented in the following table (in millions). See also Note 1, Summary of Significant Accounting Policies, “Reclassifications.”

	As of December 31,
	2012	2011
Deferred income tax assets:
Net operating loss	$432.5	$540.5
Property, net	40.3	49.8
Insurance reserve	30.7	36.1
Stock-based compensation	26.8	22.7
Allowance for doubtful accounts	14.9	12.7
Alternative minimum tax	11.9	13.4
Carrying value of partnerships	14.7	10.4
Other accruals	18.9	16.1
Capital losses	6.5	4.1
Total deferred income tax assets	597.2	705.8
Less: Valuation allowance	(39.8)	(50.3)
Net deferred income tax assets	557.4	655.5
Deferred income tax liabilities:
Intangibles	(26.5)	(20.5)
Other	(0.3)	(0.3)
Total deferred income tax liabilities	(26.8)	(20.8)
Net deferred income tax assets	530.6	634.7
Less: Current deferred tax assets	137.5	127.2
Noncurrent deferred tax assets	$393.1	$507.5
At December 31, 2012, we had an unused federal NOL of $339.7 million (approximately $1.0 billion on a gross basis) and state NOLs of $92.8 million. Such losses expire in various amounts at varying times through 2031. Our reported federal NOL as of December 31, 2012 excludes $8.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in-capital when they reduce taxes payable.
For the years ended December 31, 2012, 2011, and 2010, the net decreases in our valuation allowance were $10.5 million, $62.4 million, and $825.4 million, respectively. Substantially all of the decrease in the valuation allowance in 2012 and 2010 and approximately $21 million of the decrease in the valuation allowance during 2011 related primarily to our determination it is more likely than not a substantial portion of our deferred tax assets will be realized in the future. Based on the weight of available evidence including our generation of pre-tax income from continuing operations on a three-year look back basis, our forecast of future earnings, and our ability to sustain a core level of earnings, we determined, in the fourth quarter of 2010, it is more likely than not a substantial portion of our deferred tax assets will be realized on a federal basis and in certain state jurisdictions in the future and decreased our valuation allowance. In addition, approximately $34 million of the decrease in the valuation allowance in 2011 was due to the corrections made to the valuation allowance, as discussed above. Approximately $7 million of the decrease in the valuation allowance in 2011 resulted from our settlement with the IRS for tax years 2007 and 2008 which enabled us to utilize certain capital losses previously offset by a valuation allowance.
As of December 31, 2012, we have a remaining valuation allowance of $39.8 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our deferred tax assets, primarily related to

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Our utilization of NOLs could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount that approximates the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.
As of January 1, 2010, total remaining gross unrecognized tax benefits were $50.9 million, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $1.9 million as of January 1, 2010. The amount of unrecognized tax benefits changed during 2010 due to a settlement with the IRS regarding tax positions taken for tax years 2005 through 2007 and the running of the statute of limitations on certain state claims. Total remaining gross unrecognized tax benefits were $12.6 million as of December 31, 2010, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2010 was $1.1 million. The amount of unrecognized tax benefits changed during 2011 primarily due to the settlement of federal income tax claims with the IRS for tax years 2007 and 2008 and the lapse of the applicable statute of limitations for certain federal and state claims. Total remaining gross unrecognized tax benefits were $6.0 million as of December 31, 2011, all of which would affect our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits as of December 31, 2011 was $0.1 million, all of which would affect our effective tax rate if recognized. The amount of unrecognized tax benefits changed during 2012 primarily based on ongoing discussions with taxing authorities as part of our continued pursuit of the maximization of our tax benefits, primarily related to our federal NOL, as discussed below. Total remaining gross unrecognized tax benefits were $78.0 million as of December 31, 2012, $76.0 million of which would affect our effective tax rate if recognized.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2010	$50.9	$1.9
Gross amount of increases in unrecognized tax benefits related to prior periods	96.1	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(37.5)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(93.0)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3.9)	(0.9)
December 31, 2010	12.6	1.1
Gross amount of increases in unrecognized tax benefits related to prior periods	19.8	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(3.0)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(20.2)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3.2)	(1.0)
December 31, 2011	6.0	0.1
Gross amount of increases in unrecognized tax benefits related to prior periods	75.8	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(2.5)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(0.9)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.4)	(0.1)
December 31, 2012	$78.0	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2012, 2011, and 2010, we recorded $0.7 million, $4.7 million, and $1.7 million of net interest income, respectively, primarily related to amended state income tax returns, as part of our income tax provision. Total net accrued interest income was $0.2 million and $0.1 million as of December 31, 2012 and 2011, respectively.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. We are currently under audit by the IRS for the 2009 and 2010 tax years and by two states for tax years ranging from 2007 through 2011.
For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. It is reasonably possible a decrease in our unrecognized tax benefits of less than $0.1 million will occur within the next 12 months due to the closing of the applicable statutes of limitations.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

amounts associated with our request as of December 31, 2012. In July 2012, the IRS granted our request to utilize the pre-filing agreement process. Depending upon the process undertaken by the IRS to audit and settle these matters, the accounting recognition criteria for these positions could be met either in part or in total as the process continues or upon completion of the process. Therefore, as we continue this process with the IRS, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease to our unrecognized tax benefits, our NOLs, other tax attributes, or any combination thereof that could have a material net favorable impact on income tax expense and our effective income tax rate. Due to the aforementioned uncertainties regarding the outcome of this process, it is not possible to determine the range of any impact at this time.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

18.	Earnings per Common Share:
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

	For the Year Ended December 31,
	2012	2011	2010
Basic:
Numerator:
Income from continuing operations	$231.4	$205.8	$930.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(50.9)	(47.0)	(40.9)
Less: Convertible perpetual preferred stock dividends	(23.9)	(26.0)	(26.0)
Less: Repurchase of convertible perpetual preferred stock	(0.8)	—	—
Income from continuing operations attributable to HealthSouth common shareholders	155.8	132.8	863.8
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	4.5	49.9	9.2
Net income attributable to HealthSouth common shareholders	$160.3	$182.7	$873.0
Denominator:
Basic weighted average common shares outstanding	94.6	93.3	92.8
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.65	$1.42	$9.31
Discontinued operations	0.04	0.54	0.10
Net income	$1.69	$1.96	$9.41
Diluted:
Numerator:
Income from continuing operations	$231.4	$205.8	$930.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(50.9)	(47.0)	(40.9)
Income from continuing operations attributable to HealthSouth common shareholders	180.5	158.8	889.8
Income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	4.5	49.9	9.2
Net income attributable to HealthSouth common shareholders	$185.0	$208.7	$899.0
Denominator:
Diluted weighted average common shares outstanding	108.1	109.2	108.5
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.65	$1.42	$8.20
Discontinued operations	0.04	0.54	0.08
Net income	$1.69	$1.96	$8.28
Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include dilutive stock options, restricted stock awards, restricted stock units, and convertible perpetual preferred stock. For the years ended December 31, 2012, 2011, and

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

2010, the number of potential shares approximated 13.5 million, 15.9 million, and 15.7 million, respectively. For the years ended December 31, 2012, 2011, and 2010, approximately 12.0 million, 13.1 million, and 13.1 million of the potential shares, respectively, relate to our Convertible perpetual preferred stock. For the years ended December 31, 2012 and 2011, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the years ended December 31, 2012 and 2011.
Options to purchase approximately 1.8 million shares of common stock were outstanding as of December 31, 2012 and 2011, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In October 2011, our board of directors authorized the repurchase of up to $125 million of our common stock. No repurchases were made under this original authorization. On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors.
In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued warrants to the lender to purchase two million shares of our common stock. Each warrant has a term of ten years from the date of issuance and an exercise price of $32.50 per share. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the periods presented. In October 2011, our board of directors also granted discretion to management to repurchase these warrants from time to time, subject to similar conditions discussed above for the repurchase of our common stock. However, the board of directors’ decision to increase the common stock repurchase authorization, as discussed above, on February 15, 2013 replaces this authorization for warrants.
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

See Note 11, Convertible Perpetual Preferred Stock, for additional information related to repurchases of our preferred stock.

19.	Contingencies and Other Commitments:
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
Derivative Litigation—
All lawsuits purporting to be derivative complaints on our behalf filed in the Circuit Court of Jefferson County, Alabama since 2002 have been dismissed or consolidated with the first-filed action captioned Tucker v. Scrushy and filed August 28, 2002. Derivative lawsuits in other jurisdictions have been stayed as well. The Tucker complaint asserted claims on our behalf against, among others, a number of our former officers and directors and Ernst & Young LLP, our former auditor. When originally filed, the primary allegations in the Tucker case involved self-dealing by Richard M. Scrushy, our former chairman and chief executive officer, and other insiders through transactions with various entities allegedly controlled by Mr. Scrushy. The complaint was amended four times to add additional defendants and include claims of accounting fraud, improper Medicare billing practices, and additional self-dealing transactions. We and the derivative stockholder plaintiffs have settled claims against some of the defendants. The Tucker derivative litigation against Mr. Scrushy and Ernst & Young are discussed in more detail below.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Litigation Against Richard M. Scrushy—
On June 18, 2009, the Circuit Court of Jefferson County, Alabama entered a final judgment in the Tucker case on our derivative claims against Mr. Scrushy finding him guilty of fraud and breach of fiduciary duties and ordering him to pay $2.9 billion in damages to us. On January 28, 2011, the Supreme Court of Alabama affirmed the final judgment in its entirety.
We, in coordination with derivative plaintiffs counsel, have actively pursued, and continue to actively pursue, our remedies to collect the final judgment to the fullest extent permitted by law. Our collection efforts are ongoing and have included the seizure of various assets and bank accounts of Mr. Scrushy in accordance with state law governing the enforcement of civil judgments. Additionally, in coordination with derivative plaintiffs’ counsel, we filed a lawsuit on July 2, 2009 in the Circuit Court of Jefferson County, Alabama, captioned Tucker v. Scrushy et al., seeking to void certain transfers of assets made by Mr. Scrushy to a number of entities controlled by or related to Mr. Scrushy and/or members of his immediate family. Many of the assets recovered to date from Mr. Scrushy and these related entities have been liquidated. Additional sales of assets will occur in the future, from time to time. For the years ended December 31, 2012 and 2011, we recorded net gains of $3.5 million and $12.3 million, respectively, in Government, class action, and related settlements in our consolidated statements of operations in connection with our receipt of cash distributions, after reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative stockholder plaintiffs for property maintenance of and fees incurred to locate Mr. Scrushy’s assets and after recording a liability for the federal plaintiffs’ 25% apportionment of any net recovery from Mr. Scrushy as required in the January 2007 comprehensive settlement of the consolidated securities action brought against us by our stockholders and bondholders. We are obligated to pay 35% of any recovery from Mr. Scrushy along with reasonable out-of-pocket expenses to the attorneys for the derivative stockholder plaintiffs. In connection with those obligations, during 2011, $5.2 million of the amounts previously collected were distributed to attorneys for the derivative stockholder plaintiffs. During 2012, an additional $1.4 million of the amounts collected were distributed to attorneys for the derivative stockholder plaintiffs. We recorded these cash distributions as part of Professional fees—accounting, tax, and legal in our consolidated statements of operations for those years.
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
The trial phase of the arbitration process began on July 12, 2010 before a three-person arbitration panel selected under rules of the American Arbitration Association (the “AAA”). On December 18, 2012, the AAA panel granted Ernst & Young’s motion to dismiss our claims on the grounds that HealthSouth is not permitted to pursue its claims since certain of its former officers and employees committed fraudulent acts. The panel also denied and dismissed Ernst & Young’s claims against us. On December 18, 2012, we, together with the stockholder derivative plaintiffs, filed a notice of appeal of the panel’s decision in the Circuit Court of Jefferson County, Alabama. On December 28, 2012, we filed a motion to vacate the decision. We assert that the panel’s decision is contrary to the Federal Arbitration Act and the duties of a public accounting firm to its corporate clients, and that the arbitrators exceeded their authority by entering an award contrary to Alabama law. The briefing schedule has been set, and the court has scheduled a hearing on the motion to vacate for April 12, 2013. Pursuant to the current schedule, we expect the court to rule on the motion by early May 2013.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

We are vigorously pursuing our claims against Ernst & Young. Based on the ruling of the arbitration panel, we do not believe there is a reasonable possibility of a loss that might result from an adverse judgment or a settlement of this case.
General Medicine Action—
On August 16, 2004, General Medicine, P.C. filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation, a former subsidiary of HealthSouth. The lawsuit is pending in the Circuit Court of Jefferson County, Alabama (the “Alabama Action”).
General Medicine’s underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement for cause six months after it was executed, and General Medicine then initiated a lawsuit against Horizon/CMS in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook, without the knowledge of HealthSouth, consented to the entry of a final judgment in the Michigan Action in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine in the amount of $376 million, plus interest from the date of the judgment until paid at the rate of 10% per annum (the “Consent Judgment”). The $376 million damages figure was unilaterally selected by General Medicine and was not tested or opposed by Meadowbrook. Additionally, the settlement agreement (the “Settlement”) used as the basis for the Consent Judgment provided that Meadowbrook would pay only $300,000 to General Medicine to settle the Michigan Action and that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from us. We were not a party to the Michigan Action, the Settlement negotiated by Meadowbrook, or the Consent Judgment.
The complaint filed by General Medicine against us in the Alabama Action alleges that while Horizon/CMS was our wholly owned subsidiary, General Medicine was an existing creditor of Horizon/CMS by virtue of the breach of contract claim underlying the Settlement. The complaint also alleges we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine further alleges in its amended complaint that we are liable for the Consent Judgment despite not being a party to it because as Horizon/CMS’s parent we failed to observe corporate formalities in our operation and ownership of Horizon/CMS, misused our control of Horizon/CMS, stripped assets from Horizon/CMS, and engaged in other conduct which amounted to a fraud on Horizon/CMS’s creditors. General Medicine has requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.
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
In 2008, after we obtained discovery concerning the circumstances that led to the entry of the Consent Judgment, we filed a motion in the Michigan Action asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. The parties agreed to a voluntary stay of the Alabama Action pending the outcome of General Medicine’s appeal to the Sixth Circuit Court of Appeals. On April 10, 2012, the Sixth Circuit Court of Appeals reversed the lower court’s ruling and reinstated the Consent Judgment. Due to the conclusion of the appeal in the Michigan Action, General Medicine requested reactivation of the Alabama Action in the Circuit Court of Jefferson County, Alabama. On October 4, 2012, the Alabama Action was assigned to a judge in the commercial litigation docket. On January 10, 2013, we filed a motion for partial summary judgment seeking a declaration that the Consent Judgment obtained by General

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Medicine is not enforceable against us because, among other reasons, it was the result of collusion. The parties have briefed this issue, and the court has scheduled a hearing on the motion for February 20, 2013.
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
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. At this time, we do not know when the court will rule on the motion to remand. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. We appealed that verdict, and on May 29, 2012, the Supreme Court of South Carolina granted the parties’ joint motion to submit the appeal directly to that court. On November 21, 2012, the supreme court reversed the jury verdict in its entirety and remanded the case to the court of common pleas for retrial. The new trial has not yet been scheduled.
Given the original jury verdict in Sulton, we had recorded a liability of $12.3 million in Other current liabilities in our consolidated balance sheet as of December 31, 2011 with a corresponding receivable of $7.7 million in Prepaid expenses and other current assets for the portion of the claim we expected to be covered through our excess insurance coverages, resulting in a net charge of $4.6 million to Other operating expenses in our consolidated statement of operations for the year ended December 31, 2010. The $4.6 million portion of this claim would be a covered claim through our captive insurance subsidiary, HCS, Ltd. We made a $6.0 million payment through HCS, Ltd. to the Richland County clerk as a deposit during the appeal process. The deposit was a restricted asset included in Prepaid expenses and other current assets in our consolidated balance sheet as of December 31, 2011. Given the reversal by the supreme court, the deposit has been returned to HCS, and we have decreased the liability and corresponding receivable related to the original jury verdict in our consolidated balance sheet and statement of operations as of and for the year ended December 31, 2012.
We intend to vigorously defend ourselves in this case. We believe the attending nurses acted both responsibly and professionally, and we will continue to support and defend them. There is a reasonable possibility a loss may result from an adverse judgment or settlement of this case. As discussed above, any such loss would be covered through our captive insurance subsidiary. See Note 10, Self-Insured Risks.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
On June 24, 2011, we received a document subpoena addressed to the HealthSouth Hospital of Houston, a LTCH we closed in August 2011, from the Dallas, Texas office of the HHS-OIG. The subpoena is in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requests documents and materials relating to this closed LTCH’s patient admissions, length of stay, and discharge matters. We are cooperating fully with the HHS-OIG in connection with this subpoena and are currently unable to predict the timing or outcome of this investigation. See also Note 16, Assets and Liabilities in and Results of Discontinued Operations.
We also face certain financial risks and challenges relating to our 2007 divestiture transactions of our former surgery, outpatient, and diagnostics divisions following their closing. These include indemnification obligations or other claims and assessments, which in the aggregate could have a material adverse effect on our financial position, results of operations, and cash flows.
Delaware Settlement—
On April 4, 2011, we entered into a definitive settlement and release agreement with the state of Delaware relating to a previously disclosed audit of unclaimed property conducted on behalf of Delaware and two other states by Kelmar Associates, LLC. While the terms of the settlement are confidential, the amount paid to Delaware was less than the amount previously accrued in our consolidated balance sheet as of December 31, 2010. Accordingly, we recorded a $25.3 million pre-tax gain in connection with this settlement as part of our results of operations for the year ended December 31, 2011. Of this amount, $24.8 million is included in Income from discontinued operations, net of tax, as this gain primarily related to our previously divested divisions. The remainder is included in Net operating revenues in our consolidated statement of operations for the year ended December 31, 2011.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $27.8 million in 2013, $22.3 million in 2014, $24.3 million in 2015, $21.7 million in 2016, $10.7 million in 2017, and $32.8 million thereafter. These contracts primarily relate to software licensing and support.
We also have commitments under severance agreements with former employees. Payments under these agreements approximate $0.2 million in each of the years 2013 through 2017, and $2.4 million thereafter.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

20.	Quarterly Data (Unaudited):

	2012
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$538.6	$533.4	$537.0	$552.9	$2,161.9
Operating earnings(a)	96.1	92.7	94.4	95.5	378.7
Provision for income tax expense	29.1	26.9	28.1	24.5	108.6
Income from continuing operations	57.2	56.4	60.4	57.4	231.4
(Loss) income from discontinued operations, net of tax	(0.4)	3.5	(0.5)	1.9	4.5
Net income	56.8	59.9	59.9	59.3	235.9
Less: Net income attributable to noncontrolling interests	(12.6)	(13.2)	(12.8)	(12.3)	(50.9)
Net income attributable to HealthSouth	$44.2	$46.7	$47.1	$47.0	$185.0
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.40	$0.39	$0.44	$0.42	$1.65
Discontinued operations	(0.01)	0.04	—	0.02	0.04
Net income	$0.39	$0.43	$0.44	$0.44	$1.69
Diluted earnings per share attributable to HealthSouth common shareholders:(b)(c)
Continuing operations	$0.40	$0.39	$0.44	$0.42	$1.65
Discontinued operations	(0.01)	0.04	—	0.02	0.04
Net income	$0.39	$0.43	$0.44	$0.44	$1.69

(a)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense.

(b)	Per share amounts may not sum due to the weighted average common shares outstanding during each quarter compared to the weighted average common shares outstanding during the entire year.

(c)
During the first, second, and fourth quarters of 2012, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for these quarters in 2012. For the third quarter of 2012, basic and diluted earnings per common share amounts are the same due to rounding.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

	2011
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$506.0	$505.1	$497.7	$518.1	$2,026.9
Operating earnings(a)	89.3	90.9	79.1	92.1	351.4
Provision for income tax (benefit) expense	(7.4)	11.2	18.1	15.2	37.1
Income from continuing operations	74.0	30.7	33.6	67.5	205.8
Income (loss) from discontinued operations, net of tax	17.5	1.6	34.7	(5.0)	48.8
Net income	91.5	32.3	68.3	62.5	254.6
Less: Net income attributable to noncontrolling interests	(11.7)	(10.4)	(11.3)	(12.5)	(45.9)
Net income attributable to HealthSouth	$79.8	$21.9	$57.0	$50.0	$208.7
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:(b)
Continuing operations	$0.60	$0.14	$0.17	$0.52	$1.42
Discontinued operations	0.19	0.03	0.37	(0.05)	0.54
Net income	$0.79	$0.17	$0.54	$0.47	$1.96
Diluted earnings per share attributable to HealthSouth common shareholders:(c)
Continuing operations	$0.57	$0.14	$0.17	$0.50	$1.42
Discontinued operations	0.16	0.03	0.37	(0.04)	0.54
Net income	$0.73	$0.17	$0.54	$0.46	$1.96

(a)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense or benefit.

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

In 2012, we revised our condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011 and the six months ended June 30, 2012 and 2011 as presented in Note 9, Condensed Consolidating Financial Information, to the financial statements accompanying our Quarterly Reports on Form 10-Q for the first and second quarters of 2012 to adjust cash flows from operating activities to eliminate equity in earnings from affiliates, which is a noncash activity. The impact of this revision, along with other immaterial classification revisions, was to decrease cash flows from operating activities (and, correspondingly increase cash flows from financing activities) during the applicable periods for HealthSouth Corporation, Guarantor Subsidiaries, and Nonguarantor Subsidiaries, with an offset to Eliminating Entries, as shown in the table below (in millions). This revision is not material to the related financial statements for any prior periods and had no impact on our consolidated statements of cash flows.

	For the Three Months Ended March 31,		For the Six Months Ended June 30,
	2012	2011	2012	2011
HealthSouth Corporation	$68.5	$55.5	$137.0	$113.7
Guarantor Subsidiaries	5.7	3.7	10.8	8.6
Nonguarantor Subsidiaries	7.3	1.0	7.3	2.0

21.	Condensed Consolidating Financial Information:
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

In 2012, we revised our condensed consolidating statements of cash flows for the years ended December 31, 2011 and 2010 to adjust cash flows from operating activities to eliminate equity in earnings from affiliates, which is a noncash activity. The impact of this revision, along with other immaterial classification revisions, was to decrease 2011 and 2010 cash flows from operating activities (and, correspondingly increase cash flows from financing activities) for HealthSouth Corporation, Guarantor Subsidiaries, and Nonguarantor Subsidiaries, with an offset to Eliminating Entries, as shown in the table below (in millions). This revision is not material to the related financial statements for any prior periods and had no impact on our consolidated statements of cash flows.

	For the Year Ended December 31,
	2011	2010
HealthSouth Corporation	$233.4	$194.8
Guarantor Subsidiaries	13.2	16.8
Nonguarantor Subsidiaries	4.0	4.0
During 2012, certain wholly owned subsidiaries of HealthSouth made a dividend or distribution of available cash, including intercompany receivable balances, to their parents. These dividends and distributions impacted the Intercompany receivable and HealthSouth shareholders’ equity (deficit) line items in the accompanying condensed consolidating balance sheet

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

as of December 31, 2012 but had no impact on the consolidated financial statements of HealthSouth Corporation. Historically, regular dividends or distributions of available cash, including intercompany receivable balances resulting from HealthSouth’s routine sweeps of the cash balances under cash management arrangements at wholly owned subsidiaries, have not been made by HealthSouth’s wholly owned subsidiaries to their parents. Going forward, we intend to make such dividends and distributions periodically.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$27.0	$1,544.8	$649.3	$(59.2)	$2,161.9
Less: Provision for doubtful accounts	(0.6)	(17.7)	(8.7)	—	(27.0)
Net operating revenues less provision for doubtful accounts	26.4	1,527.1	640.6	(59.2)	2,134.9
Operating expenses:
Salaries and benefits	25.0	730.2	308.6	(13.6)	1,050.2
Other operating expenses	16.9	218.5	97.4	(29.0)	303.8
General and administrative expenses	117.9	—	—	—	117.9
Supplies	0.7	72.7	29.0	—	102.4
Depreciation and amortization	8.8	56.9	16.8	—	82.5
Occupancy costs	4.9	43.7	16.6	(16.6)	48.6
Government, class action, and related settlements	(3.5)	—	—	—	(3.5)
Professional fees—accounting, tax, and legal	16.1	—	—	—	16.1
Total operating expenses	186.8	1,122.0	468.4	(59.2)	1,718.0
Loss on early extinguishment of debt	4.0	—	—	—	4.0
Interest expense and amortization of debt discounts and fees	85.1	7.5	2.6	(1.1)	94.1
Other income	(1.2)	(5.0)	(3.4)	1.1	(8.5)
Equity in net income of nonconsolidated affiliates	(4.3)	(8.4)	—	—	(12.7)
Equity in net income of consolidated affiliates	(258.0)	(21.5)	—	279.5	—
Management fees	(97.1)	75.1	22.0	—	—
Income from continuing operations before income tax (benefit) expense	111.1	357.4	151.0	(279.5)	340.0
Provision for income tax (benefit) expense	(72.6)	142.9	38.3	—	108.6
Income from continuing operations	183.7	214.5	112.7	(279.5)	231.4
Income from discontinued operations, net of tax	1.3	1.3	1.9	—	4.5
Net Income	185.0	215.8	114.6	(279.5)	235.9
Less: Net income attributable to noncontrolling interests	—	—	(50.9)	—	(50.9)
Net income attributable to HealthSouth	$185.0	$215.8	$63.7	$(279.5)	$185.0
Comprehensive income	$186.6	$215.8	$114.6	$(279.5)	$237.5
Comprehensive income attributable to HealthSouth	$186.6	$215.8	$63.7	$(279.5)	$186.6

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$22.1	$1,448.6	$601.4	$(45.2)	$2,026.9
Less: Provision for doubtful accounts	(0.5)	(15.0)	(5.5)	—	(21.0)
Net operating revenues less provision for doubtful accounts	21.6	1,433.6	595.9	(45.2)	2,005.9
Operating expenses:
Salaries and benefits	23.9	686.1	285.5	(13.5)	982.0
Other operating expenses	16.4	203.3	90.3	(21.7)	288.3
General and administrative expenses	110.5	—	—	—	110.5
Supplies	0.7	73.2	28.9	—	102.8
Depreciation and amortization	9.7	52.3	16.8	—	78.8
Occupancy costs	4.6	36.1	17.7	(10.0)	48.4
Government, class action, and related settlements	(12.3)	—	—	—	(12.3)
Professional fees—accounting, tax, and legal	21.0	—	—	—	21.0
Total operating expenses	174.5	1,051.0	439.2	(45.2)	1,619.5
Loss on early extinguishment of debt	38.8	—	—	—	38.8
Interest expense and amortization of debt discounts and fees	109.5	8.4	2.6	(1.1)	119.4
Other income	(0.2)	(0.1)	(3.5)	1.1	(2.7)
Equity in net income of nonconsolidated affiliates	(3.1)	(8.9)	—	—	(12.0)
Equity in net income of consolidated affiliates	(233.4)	(13.2)	—	246.6	—
Management fees	(93.9)	73.0	20.9	—	—
Income from continuing operations before income tax (benefit) expense	29.4	323.4	136.7	(246.6)	242.9
Provision for income tax (benefit) expense	(160.3)	156.8	40.6	—	37.1
Income from continuing operations	189.7	166.6	96.1	(246.6)	205.8
Income (loss) from discontinued operations, net of tax	19.0	34.3	(4.5)	—	48.8
Net Income	208.7	200.9	91.6	(246.6)	254.6
Less: Net income attributable to noncontrolling interests	—	—	(45.9)	—	(45.9)
Net income attributable to HealthSouth	$208.7	$200.9	$45.7	$(246.6)	$208.7
Comprehensive income	$208.0	$200.9	$91.6	$(246.6)	$253.9
Comprehensive income attributable to HealthSouth	$208.0	$200.9	$45.7	$(246.6)	$208.0

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.9	$1,344.5	$552.6	$(39.4)	$1,877.6
Less: Provision for doubtful accounts	(0.4)	(12.1)	(3.9)	—	(16.4)
Net operating revenues less provision for doubtful accounts	19.5	1,332.4	548.7	(39.4)	1,861.2
Operating expenses:
Salaries and benefits	19.3	646.7	268.1	(12.4)	921.7
Other operating expenses	17.6	185.4	86.1	(18.2)	270.9
General and administrative expenses	106.2	—	—	—	106.2
Supplies	0.6	70.7	28.1	—	99.4
Depreciation and amortization	9.7	48.4	15.0	—	73.1
Occupancy costs	3.1	33.7	16.8	(8.7)	44.9
Government, class action, and related settlements	1.1	—	—	—	1.1
Professional fees—accounting, tax, and legal	17.2	—	—	—	17.2
Total operating expenses	174.8	984.9	414.1	(39.3)	1,534.5
Loss on early extinguishment of debt	12.3	—	—	—	12.3
Interest expense and amortization of debt discounts and fees	116.0	8.8	3.0	(2.2)	125.6
Other income	(1.0)	(0.6)	(4.9)	2.2	(4.3)
Loss on interest rate swaps	13.3	—	—	—	13.3
Equity in net income of nonconsolidated affiliates	(2.3)	(7.8)	—	—	(10.1)
Equity in net income of consolidated affiliates	(194.8)	(16.8)	—	211.6	—
Management fees	(90.4)	70.5	19.9	—	—
(Loss) income from continuing operations before income tax (benefit) expense	(8.4)	293.4	116.6	(211.7)	189.9
Provision for income tax (benefit) expense	(904.8)	134.0	30.0	—	(740.8)
Income from continuing operations	896.4	159.4	86.6	(211.7)	930.7
Income from discontinued operations, net of tax	2.6	5.0	1.4	0.1	9.1
Net Income	899.0	164.4	88.0	(211.6)	939.8
Less: Net income attributable to noncontrolling interests	—	—	(40.8)	—	(40.8)
Net income attributable to HealthSouth	$899.0	$164.4	$47.2	$(211.6)	$899.0
Comprehensive income	$899.5	$164.4	$88.0	$(211.6)	$940.3
Comprehensive income attributable to HealthSouth	$899.5	$164.4	$47.2	$(211.6)	$899.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$131.3	$0.3	$1.2	$—	$132.8
Restricted cash	0.8	—	48.5	—	49.3
Accounts receivable, net	2.2	176.8	70.3	—	249.3
Deferred income tax assets	106.5	19.7	11.3	—	137.5
Prepaid expenses and other current assets	29.8	15.1	40.5	(17.5)	67.9
Total current assets	270.6	211.9	171.8	(17.5)	636.8
Property and equipment, net	13.6	549.4	185.0	—	748.0
Goodwill	—	266.1	171.2	—	437.3
Intangible assets, net	18.1	41.5	13.6	—	73.2
Deferred income tax assets	340.7	0.9	51.5	—	393.1
Other long-term assets	69.9	21.3	44.2	—	135.4
Intercompany receivable	1,243.3	—	—	(1,243.3)	—
Total assets	$1,956.2	$1,091.1	$637.3	$(1,260.8)	$2,423.8
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$19.2	$8.4	$3.5	$(17.5)	$13.6
Accounts payable	7.9	27.8	9.6	—	45.3
Accrued payroll	21.0	46.4	18.3	—	85.7
Accrued interest payable	25.6	0.1	0.2	—	25.9
Other current liabilities	63.6	18.1	48.7	—	130.4
Total current liabilities	137.3	100.8	80.3	(17.5)	300.9
Long-term debt, net of current portion	1,147.3	64.2	28.4	—	1,239.9
Self-insured risks	28.1	—	78.4	—	106.5
Other long-term liabilities	9.7	11.2	9.3	—	30.2
Intercompany payable	—	516.9	1,021.4	(1,538.3)	—
	1,322.4	693.1	1,217.8	(1,555.8)	1,677.5
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	291.6	398.0	(693.0)	295.0	291.6
Noncontrolling interests	—	—	112.5	—	112.5
Total shareholders’ equity (deficit)	291.6	398.0	(580.5)	295.0	404.1
Total liabilities and shareholders’ equity (deficit)	$1,956.2	$1,091.1	$637.3	$(1,260.8)	$2,423.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$26.0	$1.3	$2.8	$—	$30.1
Restricted cash	0.7	—	34.6	—	35.3
Accounts receivable, net	2.4	154.4	66.0	—	222.8
Deferred income tax assets	111.7	14.9	0.6	—	127.2
Prepaid expenses and other current assets	33.5	16.0	30.7	(4.0)	76.2
Total current assets	174.3	186.6	134.7	(4.0)	491.6
Property and equipment, net	13.6	499.3	151.5	—	664.4
Goodwill	—	266.1	155.6	—	421.7
Intangible assets, net	12.0	37.4	8.3	—	57.7
Deferred income tax assets	431.3	27.4	48.8	—	507.5
Other long-term assets	62.4	32.0	40.1	(6.2)	128.3
Intercompany receivable	1,141.8	605.7	—	(1,747.5)	—
Total assets	$1,835.4	$1,654.5	$539.0	$(1,757.7)	$2,271.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$10.9	$9.6	$2.4	$(4.0)	$18.9
Accounts payable	5.1	28.7	11.6	—	45.4
Accrued payroll	29.6	39.8	15.6	—	85.0
Accrued interest payable	22.2	0.1	0.2	—	22.5
Other current liabilities	76.0	16.8	48.6	—	141.4
Total current liabilities	143.8	95.0	78.4	(4.0)	313.2
Long-term debt, net of current portion	1,144.6	73.2	24.2	(6.2)	1,235.8
Self-insured risks	32.8	—	70.0	—	102.8
Other long-term liabilities	9.8	10.9	9.7	—	30.4
Intercompany payable	—	—	1,308.0	(1,308.0)	—
	1,331.0	179.1	1,490.3	(1,318.2)	1,682.2
Commitments and contingencies
Convertible perpetual preferred stock	387.4	—	—	—	387.4
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	117.0	1,475.4	(1,035.9)	(439.5)	117.0
Noncontrolling interests	—	—	84.6	—	84.6
Total shareholders’ equity (deficit)	117.0	1,475.4	(951.3)	(439.5)	201.6
Total liabilities and shareholders’ equity (deficit)	$1,835.4	$1,654.5	$539.0	$(1,757.7)	$2,271.2

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$29.5	$251.8	$130.2	$—	$411.5
Cash flows from investing activities:
Purchases of property and equipment	(4.9)	(98.3)	(37.6)	—	(140.8)
Capitalized software costs	(8.5)	(7.2)	(3.2)	—	(18.9)
Acquisition of business, net of cash acquired	—	(3.1)	—	—	(3.1)
Proceeds from sale of restricted investments	—	—	0.3	—	0.3
Purchase of restricted investments	—	—	(9.1)	—	(9.1)
Net change in restricted cash	(0.1)	—	(13.9)	—	(14.0)
Other	(0.3)	(0.8)	0.2	—	(0.9)
Net cash provided by investing activities of discontinued operations	—	3.3	4.4	—	7.7
Net cash used in investing activities	(13.8)	(106.1)	(58.9)	—	(178.8)
Cash flows from financing activities:
Proceeds from bond issuance	275.0	—	—	—	275.0
Principal payments on debt, including pre-payments	(164.9)	(1.3)	—	—	(166.2)
Borrowings on revolving credit facility	135.0	—	—	—	135.0
Payments on revolving credit facility	(245.0)	—	—	—	(245.0)
Principal payments under capital lease obligations	(0.3)	(8.9)	(2.9)	—	(12.1)
Repurchases of convertible perpetual preferred stock	(46.0)	—	—	—	(46.0)
Dividends paid on convertible perpetual preferred stock	(24.6)	—	—	—	(24.6)
Debt amendment and issuance costs	(7.7)	—	—	—	(7.7)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(49.3)	—	(49.3)
Contributions from consolidated affiliates	—	—	10.5	—	10.5
Other	7.7	—	(7.3)	—	0.4
Change in intercompany advances	160.4	(136.5)	(23.9)	—	—
Net cash provided by (used in) financing activities	89.6	(146.7)	(72.9)	—	(130.0)
Increase (decrease) in cash and cash equivalents	105.3	(1.0)	(1.6)	—	102.7
Cash and cash equivalents at beginning of year	26.0	1.3	2.8	—	30.1
Cash and cash equivalents at end of year	$131.3	$0.3	$1.2	$—	$132.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2011
	HealthSouth Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(56.8)	$272.2	$127.3	$—	$342.7
Cash flows from investing activities:
Purchases of property and equipment	(5.0)	(83.1)	(12.2)	—	(100.3)
Capitalized software costs	(6.6)	(2.0)	(0.2)	—	(8.8)
Acquisition of businesses, net of cash acquired	—	(4.9)	—	—	(4.9)
Proceeds from sale of restricted investments	—	—	1.2	—	1.2
Purchase of restricted investments	—	—	(8.4)	—	(8.4)
Net change in restricted cash	(0.2)	—	1.4	—	1.2
Net settlements on interest rate swaps not designated as hedges	(10.9)	—	—	—	(10.9)
Other	—	(0.9)	—	—	(0.9)
Net cash provided by (used in) investing activities of discontinued operations—
Proceeds from sale of LTCHs	107.9	—	—	—	107.9
Other investing activities of discontinued operations	—	(0.3)	(0.4)	—	(0.7)
Net cash provided by (used in) investing activities	85.2	(91.2)	(18.6)	—	(24.6)
Cash flows from financing activities:
Principal borrowings on term loan	100.0	—	—	—	100.0
Proceeds from bond issuance	120.0	—	—	—	120.0
Principal payments on debt, including pre-payments	(507.4)	(1.5)	4.0	—	(504.9)
Borrowings on revolving credit facility	338.0	—	—	—	338.0
Payments on revolving credit facility	(306.0)	—	—	—	(306.0)
Principal payments under capital lease obligations	(0.8)	(10.2)	(2.2)	—	(13.2)
Dividends paid on convertible perpetual preferred stock	(26.0)	—	—	—	(26.0)
Debt amendment and issuance costs	(4.4)	—	—	—	(4.4)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(44.2)	—	(44.2)
Other	4.4	—	—	—	4.4
Change in intercompany advances	234.0	(168.1)	(65.9)	—	—
Net cash used in financing activities	(48.2)	(179.8)	(108.3)	—	(336.3)
(Decrease) increase in cash and cash equivalents	(19.8)	1.2	0.4	—	(18.2)
Cash and cash equivalents at beginning of year	45.8	0.1	2.4	—	48.3
Cash and cash equivalents at end of year	$26.0	$1.3	$2.8	$—	$30.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2010
	HealthSouth Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$13.5	$203.5	$120.8	$(6.8)	$331.0
Cash flows from investing activities:
Purchases of property and equipment	(2.9)	(39.0)	(20.9)	—	(62.8)
Capitalized software costs	(6.0)	(0.4)	(0.1)	—	(6.5)
Acquisition of business, net of cash acquired	—	(34.1)	—	—	(34.1)
Proceeds from sale of restricted investments	—	—	10.4	—	10.4
Purchase of restricted investments	—	—	(26.0)	—	(26.0)
Net change in restricted cash	1.8	—	29.5	—	31.3
Net settlements on interest rate swaps not designated as hedges	(44.7)	—	—	—	(44.7)
Other	(0.1)	(0.3)	—	—	(0.4)
Net cash provided by (used in) investing activities of discontinued operations	0.4	(0.9)	7.4	—	6.9
Net cash (used in) provided by investing activities	(51.5)	(74.7)	0.3	—	(125.9)
Cash flows from financing activities:
Proceeds from bond issuance	525.0	—	—	—	525.0
Principal payments on debt, including pre-payments	(755.3)	—	4.0	—	(751.3)
Borrowings on revolving credit facility	100.0	—	—	—	100.0
Payments on revolving credit facility	(22.0)	—	—	—	(22.0)
Principal payments under capital lease obligations	(2.4)	(10.5)	(2.0)	—	(14.9)
Dividends paid on convertible perpetual preferred stock	(26.0)	—	—	—	(26.0)
Debt amendment and issuance costs	(19.3)	—	—	—	(19.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(34.4)	—	(34.4)
Contributions from consolidated affiliates	—	—	4.8	—	4.8
Other	0.4	—	0.2	—	0.6
Change in intercompany advances	207.3	(120.0)	(94.1)	6.8	—
Net cash provided by (used in) financing activities	7.7	(130.5)	(121.5)	6.8	(237.5)
Decrease in cash and cash equivalents	(30.3)	(1.7)	(0.4)	—	(32.4)
Cash and cash equivalents at beginning of year	76.1	1.8	2.8	—	80.7
Cash and cash equivalents at end of year	$45.8	$0.1	$2.4	$—	$48.3

EXHIBIT LIST

No.	Description

2.1.1
Asset Purchase Agreement, dated as of May 17, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada - Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals Of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (incorporated by reference to Exhibit 2.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).#

2.1.2
First Amendment to the Asset Purchase Agreement, dated as of July 21, 2011, among HealthSouth Corporation, Houston Rehabilitation Associates, HealthSouth Specialty Hospital of North Louisiana, LLC, HealthSouth LTAC of Sarasota, Inc., HealthSouth of Pittsburgh, LLC, HealthSouth Sub-Acute Center of Mechanicsburg, LLC, Rehabilitation Hospital of Nevada – Las Vegas, Inc., HealthSouth of Texas, Inc., and Sarasota LTAC Properties, LLC, and LifeCare Hospitals of Mechanicsburg, LLC, LifeCare Hospital at Tenaya, LLC, LifeCare Hospitals of Houston, LLC, Pittsburgh Specialty Hospital, LLC, LifeCare Hospitals of Sarasota, LLC, LifeCare Specialty Hospital of North Louisiana, LLC (incorporated by reference to Exhibit 2.1.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).#

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

4.3.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 8.125% Senior Notes due 2020, 7.250% Senior Notes due 2018, 7.750% Senior Notes due 2022, and 5.75% Senior Notes due 2024 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

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

4.3.5
Fourth Supplemental Indenture, dated September 11, 2012, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and The Bank of Nova Scotia Trust Company of New York, as trustee, relating to HealthSouth’s 5.75% Senior Notes due 2024  (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on September 11, 2012).

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

10.3.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +

10.3.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +

10.4	HealthSouth Corporation Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.11 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.5.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +

10.5.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +

10.6.1	HealthSouth Corporation 2002 Non-Executive Stock Option Plan.* +

10.6.2	Form of Non-Qualified Stock Option Agreement (2002 Non-Executive Stock Option Plan).* +

10.7
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, “Other Matters,” in HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.8
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 2, 2012).+

10.9	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.11 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2011).+

10.10	HealthSouth Corporation Third Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 9, 2011).+

10.11
Letter of Understanding, dated as of December 2, 2010, between HealthSouth Corporation and Jay Grinney (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 3, 2010).+

10.12.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.12.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.13	Form of Key Executive Incentive Award Agreement.** +

10.14.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.14.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.14.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.14.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.14.5
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.14.6
Form of Restricted Stock Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.14.7
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.14.8
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.15	HealthSouth Corporation Directors’ Deferred Stock Investment Plan.+

10.16
Written description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 2, 2012).+

10.17	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.18
Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.19	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

10.20.1
Second Amended and Restated Credit Agreement, dated May 10, 2011, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley & Co., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).

10.20.2
Third Amended and Restated Credit Agreement, dated August 10, 2012, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on October 26, 2012).

10.20.3
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

12	Computation of Ratios.

21	Subsidiaries of HealthSouth Corporation.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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