Form 10-Q
period 2013-03-31
HEALTHSOUTH CORP
filed 2013-04-26
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

The registrant had 87,222,227 shares of common stock outstanding, net of treasury shares, as of April 22, 2013.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, regulatory investigations, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, our effective income tax rates, our leverage ratio, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•	each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012;

•	uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

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

•
any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings involving us, including the ongoing investigations by the U.S. Department of Health and Human Services, Office of the Inspector General;

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential disruptions or incidents affecting the proper operation, availability, or security of our information systems;

•	the price of our common or preferred stock as it affects our willingness and ability to repurchase shares;

•	our ability to attract and retain key management personnel; and

•	general conditions in the economy and capital markets.
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
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Millions, Except Per Share Data)
Net operating revenues	$572.6	$538.6
Less: Provision for doubtful accounts	(7.4)	(6.3)
Net operating revenues less provision for doubtful accounts	565.2	532.3
Operating expenses:
Salaries and benefits	274.6	261.0
Other operating expenses	78.1	73.8
Occupancy costs	12.2	12.5
Supplies	26.2	26.5
General and administrative expenses	30.2	30.0
Depreciation and amortization	22.1	19.5
Professional fees—accounting, tax, and legal	1.4	3.6
Total operating expenses	444.8	426.9
Interest expense and amortization of debt discounts and fees	24.2	23.3
Other income	(0.7)	(0.9)
Equity in net income of nonconsolidated affiliates	(2.9)	(3.3)
Income from continuing operations before income tax expense	99.8	86.3
Provision for income tax expense	33.5	29.1
Income from continuing operations	66.3	57.2
Loss from discontinued operations, net of tax	(0.4)	(0.4)
Net income	65.9	56.8
Less: Net income attributable to noncontrolling interests	(14.6)	(12.6)
Net income attributable to HealthSouth	51.3	44.2
Less: Convertible perpetual preferred stock dividends	(5.7)	(6.4)
Less: Repurchase of convertible perpetual preferred stock	—	(0.5)
Net income attributable to HealthSouth common shareholders	$45.6	$37.3
Weighted average common shares outstanding:
Basic	94.0	94.5
Diluted	107.1	108.7
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.49	$0.40
Discontinued operations	—	(0.01)
Net income	$0.49	$0.39
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.48	$0.40
Discontinued operations	—	(0.01)
Net income	$0.48	$0.39
Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$51.7	$44.6
Loss from discontinued operations, net of tax	(0.4)	(0.4)
Net income attributable to HealthSouth	$51.3	$44.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Millions)
COMPREHENSIVE INCOME
Net income	$65.9	$56.8
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.1	0.8
Other comprehensive income, net of tax	0.1	0.8
Comprehensive income	66.0	57.6
Comprehensive income attributable to noncontrolling interests	(14.6)	(12.6)
Comprehensive income attributable to HealthSouth	$51.4	$45.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$80.1	$132.8
Accounts receivable, net of allowance for doubtful accounts of $30.2 in 2013; $28.7 in 2012	266.3	249.3
Deferred income tax assets	137.5	137.5
Other current assets	113.4	117.2
Total current assets	597.3	636.8
Property and equipment, net	764.2	748.0
Goodwill	443.4	437.3
Intangible assets, net	82.7	73.2
Deferred income tax assets	359.8	393.5
Other long-term assets	144.9	135.4
Total assets	$2,392.3	$2,424.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$61.2	$45.3
Accrued expenses and other current liabilities	255.8	255.6
Total current liabilities	317.0	300.9
Long-term debt, net of current portion	1,365.3	1,239.9
Other long-term liabilities	130.5	130.5
	1,812.8	1,671.3
Commitments and contingencies
Convertible perpetual preferred stock	342.2	342.2
Redeemable noncontrolling interests	13.8	7.2
Shareholders’ equity:
HealthSouth shareholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 101,826,251 in 2013; 100,919,297 in 2012	1.0	1.0
Capital in excess of par value	2,882.3	2,876.6
Accumulated deficit	(2,373.4)	(2,424.7)
Accumulated other comprehensive income	1.5	1.4
Treasury stock, at cost (14,606,381 shares in 2013 and 5,233,521 shares in 2012)	(403.1)	(163.3)
Total HealthSouth shareholders’ equity	108.3	291.0
Noncontrolling interests	115.2	112.5
Total shareholders’ equity	223.5	403.5
Total liabilities and shareholders’ equity	$2,392.3	$2,424.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2013
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	51.3	—	—	13.3	64.6
Receipt of treasury stock	(0.2)	—	—	—	—	(5.4)	—	(5.4)
Dividends declared on convertible perpetual preferred stock	—	—	(5.7)	—	—	—	—	(5.7)
Stock-based compensation	—	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(10.6)	(10.6)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Other	0.8	—	5.1	—	0.1	(0.3)	—	4.9
Balance at end of period	87.2	$1.0	$2,882.3	$(2,373.4)	$1.5	$(403.1)	$115.2	$223.5

	Three Months Ended March 31, 2012
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.2	$1.0	$2,874.1	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.0
Net income	—	—	—	44.2	—	—	11.6	55.8
Receipt of treasury stock	(0.7)	—	—	—	—	(11.8)	—	(11.8)
Dividends declared on convertible perpetual preferred stock	—	—	(6.4)	—	—	—	—	(6.4)
Stock-based compensation	—	—	6.1	—	—	—	—	6.1
Distributions declared	—	—	—	—	—	—	(9.7)	(9.7)
Other	1.1	—	(0.2)	—	0.8	(0.3)	—	0.3
Balance at end of period	95.6	$1.0	$2,873.6	$(2,565.5)	$0.6	$(160.9)	$86.5	$235.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Millions)
Cash flows from operating activities:
Net income	$65.9	$56.8
Loss from discontinued operations	0.4	0.4
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	7.4	6.3
Depreciation and amortization	22.1	19.5
Equity in net income of nonconsolidated affiliates	(2.9)	(3.3)
Distributions from nonconsolidated affiliates	3.4	3.3
Stock-based compensation	6.3	6.1
Deferred tax expense	31.7	27.0
Other	0.8	1.4
(Increase) decrease in assets—
Accounts receivable	(24.3)	(27.5)
Other assets	1.4	(4.0)
Increase (decrease) in liabilities—
Accounts payable	12.1	6.0
Other liabilities	(2.2)	(11.4)
Net cash (used in) provided by operating activities of discontinued operations	(0.7)	0.4
Total adjustments	55.1	23.8
Net cash provided by operating activities	121.4	81.0
Cash flows from investing activities:
Purchases of property and equipment	(30.1)	(27.2)
Capitalized software costs	(8.1)	(6.9)
Escrow deposit — acquisition of business	(11.0)	—
Other	1.3	1.2
Net cash used in investing activities	(47.9)	(32.9)
Cash flows from financing activities:
Borrowings on revolving credit facility	122.0	25.0
Payments on revolving credit facility	—	(10.0)
Repurchase of common stock, including fees and expenses	(232.6)	—
Repurchase of convertible perpetual preferred stock	—	(24.7)
Dividends paid on convertible perpetual preferred stock	(5.7)	(6.8)
Distributions paid to noncontrolling interests of consolidated affiliates	(13.2)	(13.1)
Other	3.3	(4.3)
Net cash used in financing activities	(126.2)	(33.9)
(Decrease) increase in cash and cash equivalents	(52.7)	14.2
Cash and cash equivalents at beginning of period	132.8	30.1
Cash and cash equivalents at end of period	$80.1	$44.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest owner and operator of inpatient rehabilitation hospitals in the United States. We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis.
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 19, 2013 (the “2012 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2012 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
On April 1, 2013, we closed the transaction to acquire Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia. Approximately $11.0 million was wired to an escrow agent related to this transaction on March 29, 2013 and is included in Other long-term assets in our condensed consolidated balance sheet as of March 31, 2013 and Escrow deposit — acquisition of business within investing activities of our condensed consolidated statement of cash flows for the three months ended March 31, 2013. This transaction was not material to our financial position, results of operations, or cash flows.
Reclassifications—
Certain immaterial amounts have been revised to conform to the current year presentation. In our condensed consolidated balance sheet as of December 31, 2012, we reclassified amounts previously reported as Other long-term liabilities to a combination of Capital in excess of par value, noncurrent Deferred income tax assets, and Redeemable noncontrolling interests. These amounts relate to a joint venture entity where the partner’s noncontrolling interest includes redemption features that are not solely within our control. This adjustment decreased liabilities by $6.2 million, decreased shareholders’ equity by $0.6 million, increased assets by $0.4 million, and increased amounts in the mezzanine section of our condensed consolidated balance sheet by $7.2 million. See Note 4, Redeemable Noncontrolling Interests.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Net Operating Revenues—
During the three months ended March 31, 2013 and 2012, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2013	2012
Medicare	74.7%	73.5%
Medicaid	1.1%	1.1%
Workers’ compensation	1.3%	1.5%
Managed care and other discount plans	18.5%	19.3%
Other third-party payors	1.7%	1.7%
Patients	1.1%	1.4%
Other income	1.6%	1.5%
Total	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2012 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.

2.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2013 and December 31, 2012, we had $20.3 million and $20.8 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 13 partially owned subsidiaries, of which 9 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2013	2012
Net operating revenues	$18.9	$23.0
Operating expenses	(10.4)	(14.1)
Income from continuing operations, net of tax	6.6	7.5
Net income	6.6	7.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2013	December 31, 2012
Credit Agreement-
Advances under revolving credit facility	$122.0	$—
Bonds payable-
7.25% Senior Notes due 2018	302.8	302.9
8.125% Senior Notes due 2020	286.3	286.2
7.75% Senior Notes due 2022	280.6	280.7
5.75% Senior Notes due 2024	275.0	275.0
Other notes payable	42.3	36.8
Capital lease obligations	68.6	71.9
	1,377.6	1,253.5
Less: Current portion	(12.3)	(13.6)
Long-term debt, net of current portion	$1,365.3	$1,239.9

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2013	$10.0	$10.0
2014	10.7	10.7
2015	9.0	9.0
2016	9.0	9.0
2017	130.1	130.1
2018	310.1	311.5
Thereafter	899.5	897.3
Total	$1,378.4	$1,377.6
During the first quarter of 2013, a total of $122.0 million were drawn on our revolving credit facility. Of the amounts drawn, approximately $82 million were used for the repurchase of our common stock, as discussed in Note 8, Earnings per Common Share. The remainder was used for the acquisition of Walton Rehabilitation Hospital, as discussed in Note 1, Basis of Presentation, and for working capital and other general corporate purposes.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

4.	Redeemable Noncontrolling Interests
Redeemable noncontrolling interests relate to two joint venture entities:

•
In the first quarter of 2013, we entered into an agreement to convert our 100% owned hospital in Jonesboro, Arkansas into a joint venture with St. Bernards Healthcare. Following the formation of the joint venture, our ownership percentage was reduced to approximately 56%. The increase in Goodwill from December 31, 2012 to March 31, 2013 resulted from this transaction.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•
In 2009, we entered into an agreement to convert our 100% owned hospital in Altoona, Pennsylvania into a joint venture with Altoona Regional Health System. Following the formation of the joint venture, our ownership percentage was reduced to 55%. Historically, the noncontrolling interest related to this joint venture was included in Other long-term liabilities in our condensed consolidated balance sheets. See Note 1, Basis of Presentation, “Reclassifications.”

The joint venture agreements for these two entities contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our condensed consolidated balance sheets. At the end of each reporting period, we compare the carrying value of the Redeemable noncontrolling interests to their estimated redemption value. If the estimated redemption value is greater than the current carrying value, the carrying value is adjusted to the estimated redemption value, with the adjustments recorded through equity in the line item Capital in excess of par value.
We determine the fair value of our Redeemable noncontrolling interests with these redemption options primarily using the income approach. The income approach includes the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable hospitals, or Level 3 inputs. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$7.2	$7.3
Net income attributable to noncontrolling interests	1.3	1.0
Distributions declared	(0.9)	(1.1)
Contribution to joint venture	6.2	—
Balance at end of period	$13.8	$7.2
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,

	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$13.3	$11.6
Net income attributable to redeemable noncontrolling interests	1.3	1.0
Net income attributable to noncontrolling interests	$14.6	$12.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$16.9	$—	$16.9	$—	M
Other long-term assets:
Restricted marketable securities	39.1	—	39.1	—	M
As of December 31, 2012
Other current assets:
Current portion of restricted marketable securities	$16.4	$—	$16.4	$—	M
Other long-term assets:
Restricted marketable securities	39.4	—	39.4	—	M
(1)The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2013 and March 31, 2012, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
As discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2012 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$122.0	$122.0	$—	$—
7.25% Senior Notes due 2018	302.8	324.9	302.9	328.6
8.125% Senior Notes due 2020	286.3	321.2	286.2	321.5
7.75% Senior Notes due 2022	280.6	303.4	280.7	306.5
5.75% Senior Notes due 2024	275.0	277.0	275.0	277.1
Other notes payable	42.3	42.3	36.8	36.8
Financial commitments:
Letters of credit	—	35.9	—	39.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2012 Form 10-K.
See also Note 4, Redeemable Noncontrolling Interests.

6.	Share-Based Payments
In February 2013, we issued 0.9 million of restricted stock awards to members of our management team and our board of directors. Approximately 0.3 million of these awards contain only a service condition, while the remainder contain both a service and a performance or market condition. For the awards that include a performance or market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2013, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2012 Form 10-K.

7.	Income Taxes
Our Provision for income tax expense of $33.5 million and $29.1 million for the three months ended March 31, 2013 and 2012, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth.
We have significant federal and state net operating loss carryforwards (“NOLs”) that expire in various amounts at varying times through 2031. Our utilization of NOLs could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount that approximates the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.
The $497.3 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2013 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2013, we maintained a valuation allowance of $39.8 million due to uncertainties regarding our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
Our reported federal NOL of $317.2 million (approximately $906.2 million on a gross basis) as of March 31, 2013 excludes $6.5 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
On April 25, 2013, we entered into closing agreements with the IRS that settle federal income tax matters related to the previous restatement of our financial statements, as well as certain other tax matters, through December 31, 2008. As a result of these closing agreements, we expect to increase our deferred tax assets, primarily our federal NOL, and record a net federal income tax benefit of at least $91 million in the second quarter of 2013. This federal income tax benefit is expected to result in at least a $260 million increase to our federal NOL on a gross basis. Certain of the federal tax benefits recognized as a result of these settlements will be evaluated to determine whether it is more likely than not these attributes will be realized in the future.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In addition, it is reasonably possible this amount may increase as we continue to analyze the related state income tax implications of these settlements. However, it is not possible to determine the range of any state income tax impact at this time.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $116.4 million and $78.0 million as of March 31, 2013 and December 31, 2012, respectively. The amount of gross unrecognized tax benefits changed during the three months ended March 31, 2013 primarily based on the status of our discussions with the IRS, as discussed above, as of March 31, 2013. We expect to decrease our unrecognized tax benefits by approximately $112 million in the second quarter of 2013 as a result of the IRS settlements discussed above.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2012	$78.0	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	38.4	—
Balance at March 31, 2013	$116.4	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2013 and 2012 was not material. Accrued interest income related to income taxes as of March 31, 2013 and December 31, 2012 was not material.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2008. We are currently under audit by the IRS for the 2009 and 2010 tax years and by two states for tax years ranging from 2008 through 2011.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. We do not expect a material change in our unrecognized tax benefits within the next 12 months due to the closing of the applicable statutes of limitation.

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

	Three Months Ended March 31,
	2013	2012
Basic:
Numerator:
Income from continuing operations	$66.3	$57.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.6)	(12.6)
Less: Convertible perpetual preferred stock dividends	(5.7)	(6.4)
Less: Repurchase of convertible perpetual preferred stock	—	(0.5)
Income from continuing operations attributable to HealthSouth common shareholders	46.0	37.7
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.4)	(0.4)
Net income attributable to HealthSouth common shareholders	$45.6	$37.3
Denominator:
Basic weighted average common shares outstanding	94.0	94.5
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.49	$0.40
Discontinued operations	—	(0.01)
Net income	$0.49	$0.39

Diluted:
Numerator:
Income from continuing operations	$66.3	$57.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.6)	(12.6)
Income from continuing operations attributable to HealthSouth common shareholders	51.7	44.6
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.4)	(0.4)
Net income attributable to HealthSouth common shareholders	$51.3	$44.2
Denominator:
Diluted weighted average common shares outstanding	107.1	108.7
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.48	$0.40
Discontinued operations	—	(0.01)
Net income	$0.48	$0.39

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include convertible perpetual preferred stock, restricted stock awards, dilutive stock options, and restricted stock units. For the three months ended March 31, 2013 and 2012, the number of potential shares approximated 13.1 million and 14.2 million, respectively. For the three months ended March 31, 2013 and 2012, approximately 11.6 million and 12.9 million of the potential shares, respectively, related to our Convertible perpetual preferred stock. For the three months ended March 31, 2012, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an anti-dilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three months ended March 31, 2012.
Options to purchase approximately 1.4 million and 2.4 million shares of common stock were outstanding as of March 31, 2013 and 2012, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. During the first quarter of 2013, we completed a tender offer for our common stock. As a result of the tender offer, we purchased approximately 9.1 million shares at a price of $25.50 per share for a total cost of approximately $234.1 million, including fees and expenses relating to the tender offer. The remaining repurchase authorization expired at the end of the tender offer.
See Note 11, Convertible Perpetual Preferred Stock, and Note 18, Earnings per Common Share, to the consolidated financial statements accompanying the 2012 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

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
Litigation By and Against Former Independent Auditor—
In March 2003, claims on behalf of HealthSouth were brought against Ernst & Young, LLP in a stockholder derivative lawsuit initially filed in the Circuit Court of Jefferson County, Alabama on August 28, 2002 and captioned Tucker v. Scrushy. The Tucker derivative litigation, including the claims against various other defendants and the $2.9 billion judgment against Mr. Scrushy, our former chairman and chief executive officer, is more fully described in “Derivative Litigation” and “Litigation Against Richard M. Scrushy” in Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K. The Tucker complaint alleges that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by certain officers and employees, and should have reported them to our board of directors and the audit committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The trial phase of the arbitration process began on July 12, 2010 before a three-person arbitration panel selected under rules of the American Arbitration Association (the “AAA”). On December 18, 2012, the AAA panel granted Ernst & Young’s motion to dismiss our claims on the grounds that HealthSouth is not permitted to pursue its claims since certain of its former officers and employees committed fraudulent acts. The panel also denied and dismissed Ernst & Young’s claims against us. On December 18, 2012, we, together with the stockholder derivative plaintiffs, filed a notice of appeal of the panel’s decision in the Circuit Court of Jefferson County, Alabama. On December 28, 2012, we filed a motion to vacate the decision. We assert that the panel’s decision is contrary to the Federal Arbitration Act and the duties of a public accounting firm to its corporate clients, and that the arbitrators exceeded their authority by entering an award contrary to Alabama law. The court heard arguments on the motion to vacate on April 16, 2013. Pursuant to the current schedule, we expect the court to rule on the motion by early May 2013.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

HealthSouth in favor of General Medicine. Consequently, we assert that the Consent Judgment is not evidence of a legitimate debt owed by Horizon/CMS to General Medicine that is collectible from HealthSouth under any theory of liability.
In 2008, after we obtained discovery concerning the circumstances that led to the entry of the Consent Judgment, we filed a motion in the Michigan Action asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On March 9, 2010, General Medicine filed an appeal of the court’s decision to the Sixth Circuit Court of Appeals. The parties agreed to a voluntary stay of the Alabama Action pending the outcome of General Medicine’s appeal to the Sixth Circuit Court of Appeals. On April 10, 2012, the Sixth Circuit Court of Appeals reversed the lower court’s ruling and reinstated the Consent Judgment. Due to the conclusion of the appeal in the Michigan Action, General Medicine requested reactivation of the Alabama Action in the Circuit Court of Jefferson County, Alabama. On January 10, 2013, we filed a motion for partial summary judgment in the Alabama Action seeking a declaration that the Consent Judgment obtained by General Medicine is not enforceable against us because, among other reasons, it was the result of collusion. On February 27, 2013, the court denied our motion but did not address or decide the issue of collusion at that time. The court's ruling provides that the Consent Judgment is admissible as evidence of the amount of General Medicine's claim in the Alabama Action. However, the ruling also provides that the amount of the damages in the Consent Judgment is not binding on us, so we may challenge the damages alleged, including the value of the underlying contract-related claim that is the basis for the Consent Judgment. The court further ruled that we may only challenge the merits of the Consent Judgment by presenting evidence of collusion. The case is still in the discovery phase and no trial date has been set.
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
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. We appealed that verdict, and on November 21, 2012, the Supreme Court of South Carolina reversed the jury verdict in its entirety and remanded the case to the court of common pleas for retrial. On March 8, 2013, the Court of Common Pleas, Richland County, South Carolina approved our comprehensive settlement agreement with the plaintiff in the Sulton case. While the terms of the settlement are confidential, the amount paid to the

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

plaintiff to settle all claims was not material to us and was less than amounts previously accrued. See Note 10, Self-Insured Risks, to the consolidated financial statements accompanying the 2012 Form 10-K.
HHS-OIG Investigations—
On June 24, 2011, we received a document subpoena addressed to HealthSouth Hospital of Houston, a long-term acute care hospital (“LTCH”) we closed in August 2011, and issued from the Dallas, Texas office of the U.S. Department of Health and Human Services, Office of the Inspector General (the “HHS-OIG”). The subpoena is in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requests documents and materials relating to this closed LTCH’s patient admissions, length of stay, and discharge matters.
On March 4, 2013, we received document subpoenas addressed to four of our wholly owned hospitals and issued from the Miami Lakes, Florida office of the HHS-OIG. These hospitals process all of their Medicare claims through the same Medicare administrative contractor, Cahaba Government Benefit Administrators, LLC. Each subpoena is in connection with an investigation of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requests documents and materials relating to practices, procedures, protocols and policies, of certain pre- and post-admissions activities at these hospitals including, among other things, marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% rule,” an inpatient rehabilitation hospital must treat 60% or more of its patients from at least one of a specified list of medical conditions in order to be reimbursed at the inpatient rehabilitation hospital payment rates, rather than at the lower acute care hospital payment rates. The subpoenas also request complete copies of medical records for 100 patients treated at each of these hospitals between September 2008 and June 2012.

We are cooperating fully with the HHS-OIG in connection with these subpoenas and are currently unable to predict the timing or outcome of the related investigations.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.	Condensed Consolidating Financial Information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in nonguarantor subsidiaries and nonguarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting with the related investment presented within the line items Intercompany receivable and Intercompany payable in the accompanying condensed consolidating balance sheets.
As described in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K, the terms of our credit agreement restrict us from declaring or paying cash dividends on our common stock unless: (1) we are not in default under our credit agreement and (2) the amount of the dividend, when added to the aggregate amount of certain other defined payments made during the same fiscal year, does not exceed certain maximum thresholds. However, as described in Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2012 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations.
In the third quarter of 2012, we revised our condensed consolidating statement of cash flows for the three months ended March 31, 2012 to adjust cash flows from operating activities to eliminate equity in earnings from affiliates, which is a noncash activity. The impact of this revision, along with other immaterial classification revisions, was to decrease cash flows from operating activities (and, correspondingly increase cash flows from financing activities) during the applicable periods for HealthSouth Corporation, Guarantor Subsidiaries, and Nonguarantor Subsidiaries, with an offset to Eliminating Entries, as shown in the table below (in millions). This revision is not material to the related financial statements for any prior periods and had no impact on our condensed consolidated statement of cash flows for the three months ended March 31, 2012.

For the Three Months Ended March 31, 2012
HealthSouth Corporation	$68.5
Guarantor Subsidiaries	5.7
Nonguarantor Subsidiaries	7.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.0	$411.9	$172.6	$(16.9)	$572.6
Less: Provision for doubtful accounts	—	(5.3)	(2.1)	—	(7.4)
Net operating revenues less provision for doubtful accounts	5.0	406.6	170.5	(16.9)	565.2
Operating expenses:
Salaries and benefits	7.8	188.7	81.7	(3.6)	274.6
Other operating expenses	4.2	56.4	25.7	(8.2)	78.1
Occupancy costs	1.1	11.9	4.2	(5.0)	12.2
Supplies	—	18.6	7.6	—	26.2
General and administrative expenses	30.2	—	—	—	30.2
Depreciation and amortization	2.1	15.2	4.8	—	22.1
Professional fees—accounting, tax, and legal	1.4	—	—	—	1.4
Total operating expenses	46.8	290.8	124.0	(16.8)	444.8
Interest expense and amortization of debt discounts and fees	22.1	1.7	0.7	(0.3)	24.2
Other income	(0.3)	—	(0.7)	0.3	(0.7)
Equity in net income of nonconsolidated affiliates	(0.9)	(2.0)	—	—	(2.9)
Equity in net income of consolidated affiliates	(69.7)	(5.5)	—	75.2	—
Management fees	(25.9)	20.0	5.9	—	—
Income from continuing operations before income tax (benefit) expense	32.9	101.6	40.6	(75.3)	99.8
Provision for income tax (benefit) expense	(18.5)	41.2	10.8	—	33.5
Income from continuing operations	51.4	60.4	29.8	(75.3)	66.3
(Loss) income from discontinued operations, net of tax	(0.1)	0.1	(0.4)	—	(0.4)
Net Income	51.3	60.5	29.4	(75.3)	65.9
Less: Net income attributable to noncontrolling interests	—	—	(14.6)	—	(14.6)
Net income attributable to HealthSouth	$51.3	$60.5	$14.8	$(75.3)	$51.3
Comprehensive income	$51.4	$60.5	$29.4	$(75.3)	$66.0
Comprehensive income attributable to HealthSouth	$51.4	$60.5	$14.8	$(75.3)	$51.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$3.3	$392.3	$157.0	$(14.0)	$538.6
Less: Provision for doubtful accounts	(0.5)	(4.1)	(1.7)	—	(6.3)
Net operating revenues less provision for doubtful accounts	2.8	388.2	155.3	(14.0)	532.3
Operating expenses:
Salaries and benefits	7.2	182.5	74.7	(3.4)	261.0
Other operating expenses	4.0	53.3	23.0	(6.5)	73.8
Occupancy costs	1.1	11.1	4.4	(4.1)	12.5
Supplies	—	19.0	7.5	—	26.5
General and administrative expenses	30.0	—	—	—	30.0
Depreciation and amortization	2.2	13.5	3.8	—	19.5
Professional fees—accounting, tax, and legal	3.6	—	—	—	3.6
Total operating expenses	48.1	279.4	113.4	(14.0)	426.9
Interest expense and amortization of debt discounts and fees	21.1	1.9	0.6	(0.3)	23.3
Other income	(0.5)	—	(0.7)	0.3	(0.9)
Equity in net income of nonconsolidated affiliates	(1.0)	(2.3)	—	—	(3.3)
Equity in net income of consolidated affiliates	(69.0)	(5.7)	—	74.7	—
Management fees	(24.6)	19.2	5.4	—	—
Income from continuing operations before income tax (benefit) expense	28.7	95.7	36.6	(74.7)	86.3
Provision for income tax (benefit) expense	(15.6)	35.9	8.8	—	29.1
Income from continuing operations	44.3	59.8	27.8	(74.7)	57.2
Loss from discontinued operations, net of tax	(0.1)	(0.3)	—	—	(0.4)
Net Income	44.2	59.5	27.8	(74.7)	56.8
Less: Net income attributable to noncontrolling interests	—	—	(12.6)	—	(12.6)
Net income attributable to HealthSouth	$44.2	$59.5	$15.2	$(74.7)	$44.2
Comprehensive income	$45.0	$59.5	$27.8	$(74.7)	$57.6
Comprehensive income attributable to HealthSouth	$45.0	$59.5	$15.2	$(74.7)	$45.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$75.9	$2.0	$2.2	$—	$80.1
Accounts receivable, net	0.2	189.3	76.8	—	266.3
Deferred income tax assets	106.5	19.7	11.3	—	137.5
Other current assets	55.3	14.4	114.4	(70.7)	113.4
Total current assets	237.9	225.4	204.7	(70.7)	597.3
Property and equipment, net	13.3	562.1	188.8	—	764.2
Goodwill	—	266.1	177.3	—	443.4
Intangible assets, net	20.9	42.2	19.6	—	82.7
Deferred income tax assets	308.3	0.9	50.6	—	359.8
Other long-term assets	69.1	32.0	43.8	—	144.9
Intercompany receivable	1,284.2	—	—	(1,284.2)	—
Total assets	$1,933.7	$1,128.7	$684.8	$(1,354.9)	$2,392.3
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8.9	$38.2	$14.1	$—	$61.2
Accrued expenses and other current liabilities	166.5	68.8	91.2	(70.7)	255.8
Total current liabilities	175.4	107.0	105.3	(70.7)	317.0
Long-term debt, net of current portion	1,269.2	62.8	33.3	—	1,365.3
Other long-term liabilities	38.6	11.7	80.2	—	130.5
Intercompany payable	—	481.3	1,025.3	(1,506.6)	—
	1,483.2	662.8	1,244.1	(1,577.3)	1,812.8
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Redeemable noncontrolling interests	—	—	13.8	—	13.8
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	108.3	465.9	(688.3)	222.4	108.3
Noncontrolling interests	—	—	115.2	—	115.2
Total shareholders’ equity (deficit)	108.3	465.9	(573.1)	222.4	223.5
Total liabilities and shareholders’ equity (deficit)	$1,933.7	$1,128.7	$684.8	$(1,354.9)	$2,392.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$131.3	$0.3	$1.2	$—	$132.8
Accounts receivable, net	0.2	178.8	70.3	—	249.3
Deferred income tax assets	106.5	19.7	11.3	—	137.5
Other current assets	30.6	15.1	89.0	(17.5)	117.2
Total current assets	268.6	213.9	171.8	(17.5)	636.8
Property and equipment, net	13.1	549.9	185.0	—	748.0
Goodwill	—	266.1	171.2	—	437.3
Intangible assets, net	18.1	41.5	13.6	—	73.2
Deferred income tax assets	340.7	0.9	51.9	—	393.5
Other long-term assets	69.9	21.3	44.2	—	135.4
Intercompany receivable	1,244.3	—	—	(1,244.3)	—
Total assets	$1,954.7	$1,093.6	$637.7	$(1,261.8)	$2,424.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7.7	$28.0	$9.6	$—	$45.3
Accrued expenses and other current liabilities	128.7	73.7	70.7	(17.5)	255.6
Total current liabilities	136.4	101.7	80.3	(17.5)	300.9
Long-term debt, net of current portion	1,147.3	64.2	28.4	—	1,239.9
Other long-term liabilities	37.8	11.2	81.5	—	130.5
Intercompany payable	—	517.4	1,021.4	(1,538.8)	—
	1,321.5	694.5	1,211.6	(1,556.3)	1,671.3
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Redeemable noncontrolling interests	—	—	7.2	—	7.2
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	291.0	399.1	(693.6)	294.5	291.0
Noncontrolling interests	—	—	112.5	—	112.5
Total shareholders’ equity (deficit)	291.0	399.1	(581.1)	294.5	403.5
Total liabilities and shareholders’ equity (deficit)	$1,954.7	$1,093.6	$637.7	$(1,261.8)	$2,424.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$31.3	$65.7	$24.4	$—	$121.4
Cash flows from investing activities:
Purchases of property and equipment	(1.0)	(23.6)	(5.5)	—	(30.1)
Capitalized software costs	(4.5)	(2.7)	(0.9)	—	(8.1)
Escrow deposit — acquisition of business	—	(11.0)	—	—	(11.0)
Other	(0.2)	(0.3)	1.8	—	1.3
Net cash used in investing activities	(5.7)	(37.6)	(4.6)	—	(47.9)
Cash flows from financing activities:
Borrowings on revolving credit facility	122.0	—	—	—	122.0
Repurchase of common stock, including fees and expenses	(232.6)	—	—	—	(232.6)
Dividends paid on convertible perpetual preferred stock	(5.7)	—	—	—	(5.7)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.2)	—	(13.2)
Other	1.2	(2.7)	4.8	—	3.3
Change in intercompany advances	34.1	(23.7)	(10.4)	—	—
Net cash used in financing activities	(81.0)	(26.4)	(18.8)	—	(126.2)
(Decrease) increase in cash and cash equivalents	(55.4)	1.7	1.0	—	(52.7)
Cash and cash equivalents at beginning of period	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of period	$75.9	$2.0	$2.2	$—	$80.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(4.6)	$58.7	$27.1	$(0.2)	$81.0
Cash flows from investing activities:
Purchases of property and equipment	(1.1)	(21.6)	(4.5)	—	(27.2)
Capitalized software costs	(6.9)	—	—	—	(6.9)
Other	(0.1)	(0.1)	1.4	—	1.2
Net cash used in investing activities	(8.1)	(21.7)	(3.1)	—	(32.9)
Cash flows from financing activities:
Principal borrowings on term loan	7.3	—	(7.3)	—	—
Borrowings on revolving credit facility	25.0	—	—	—	25.0
Payments on revolving credit facility	(10.0)	—	—	—	(10.0)
Repurchase of convertible perpetual preferred stock	(24.7)	—	—	—	(24.7)
Dividends paid on convertible perpetual preferred stock	(6.8)	—	—	—	(6.8)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.1)	—	(13.1)
Other	(1.4)	(2.4)	(0.5)	—	(4.3)
Change in intercompany advances	38.3	(34.6)	(3.9)	0.2	—
Net cash provided by (used in) financing activities	27.7	(37.0)	(24.8)	0.2	(33.9)
Increase (decrease) in cash and cash equivalents	15.0	—	(0.8)	—	14.2
Cash and cash equivalents at beginning of period	26.1	1.2	2.8	—	30.1
Cash and cash equivalents at end of period	$41.1	$1.2	$2.0	$—	$44.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2012 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, to the 2012 Form 10-K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 27 states (28 states effective April 1, 2013) and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. As of March 31, 2013, we operated 100 inpatient rehabilitation hospitals (including 2 hospitals that operate as joint ventures which we account for using the equity method of accounting), 23 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage 3 inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business, of the 2012 Form 10-K.
2013 Overview
Our 2013 strategy focuses on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals;

•	continuing to expand our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets; and

•
considering additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, recognizing that some of these actions may increase our leverage ratio.

During the first quarter of 2013, discharge growth of 4.1% coupled with a 3.1% increase in net patient revenue per discharge generated 7.3% growth in net patient revenue from our hospitals compared to the first quarter of 2012. Discharge growth included a 2.2% increase in same-store discharges. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.

Our growth efforts thus far in 2013 have included the following:

•	continued development of the following de novo hospitals;

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Littleton, Colorado	40	Q2 2012	Q2 2013
Stuart, Florida (a joint venture with Martin Health System)	34	Q2 2012	Q2 2013
Altamonte Springs, Florida	50	Q3 2013	Q4 2014
Awarded CON, but Award Remains Under Appeal
Newnan, Georgia	50	TBD	TBD
Middletown, Delaware	34	TBD	TBD
Franklin, Tennessee	40	TBD	TBD

•
acquired Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia. This transaction closed on April 1, 2013, bringing our total hospital count to 101 as of that date;

•	acquired land for a new 50-bed inpatient rehabilitation hospital in Modesto, California. Construction is expected to begin in the third quarter of 2014; and

•	added 10 beds to existing hospitals.
We also completed a tender offer for our common stock during the first quarter of 2013. As a result of the tender offer, we purchased approximately 9.1 million shares at a price of $25.50 per share for a total cost of approximately $234.1 million, including fees and expenses relating to the tender offer.
Business Outlook
We believe our business outlook remains reasonably positive primarily for two reasons. First, demographic trends, such as population aging, will increase long-term demand for healthcare services. While we treat patients of all ages, most of our patients are persons 65 and older (average age of a HealthSouth patient is 72 years) and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature. We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages and life expectancies increase. The number of Medicare-eligible patients is expected to grow approximately 3% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. In addition, we believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or acquiring new hospitals.
Second, we are the industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently lower costs. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. We believe this system will improve patient care and safety, enhance operational efficiency, and set the stage for connectivity with referral sources and health information exchanges. Our hospitals also participate in The Joint Commission’s Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by demonstrating compliance with national standards, demonstrating the effective use of evidence-based clinical practice guidelines to manage and optimize patient care, and demonstrating an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 92 of our hospitals hold one or more disease-specific certifications.
We anticipate continued uncertainty surrounding the potential for future changes to the Medicare program. Despite this uncertainty, we will continue to maintain our focus on providing high-quality care in a cost-effective manner. Our growth strategy remains focused on organic growth and development activities, and we believe continued growth in our Adjusted EBITDA and our strong cash flows from operations will allow us to invest in these growth opportunities. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, recognizing that some of these actions may increase our leverage ratio.
Healthcare has always been a highly regulated industry, and we have cautioned our stockholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, the demand for inpatient rehabilitative services is expected to grow. HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe we are well-positioned to continue to succeed and grow. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2017. Over the past few years, we have redeemed our most expensive debt and reduced our interest expense. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash. For these and other reasons, we believe we will be able to adapt to any changes in reimbursement and sustain our business model. We also believe we will be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.
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
As we continue to execute our business plan, the following are some of the challenges we face:

•
Reduced Medicare Reimbursement. Our challenges related to reduced Medicare reimbursement are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and Item 1A, Risk Factors, of the 2012 Form 10‑K. We currently estimate sequestration will result in a net decrease in our Net operating revenues of approximately $28 million in 2013. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe our efficient cost structure and substantial owned real estate coupled with the steps we have taken to reduce our debt and corresponding debt service obligations should allow us to absorb, adjust to, or mitigate any potential initiative or payment reductions more easily than most other inpatient rehabilitation providers.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and “Sources of Revenue — Medicare Reimbursement,” and Item 1A, Risk Factors, to the 2012 Form 10-K. Many provisions within the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” to the 2012 Form 10-K) have impacted, or could in the future impact, our business. Most notably for us are the reductions in our annual market basket updates, including productivity adjustments.

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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, of the 2012 Form 10-K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our hospitals remains a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

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
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2012 Form 10-K and Note 9, Contingencies, “HHS-OIG Investigations,” to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are in a position to continue to grow, adapt to external events, and create value for our shareholders in 2013 and beyond.
Results of Operations
Payor Mix
During the three months ended March 31, 2013 and 2012, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2013	2012
Medicare	74.7%	73.5%
Medicaid	1.1%	1.1%
Workers’ compensation	1.3%	1.5%
Managed care and other discount plans	18.5%	19.3%
Other third-party payors	1.7%	1.7%
Patients	1.1%	1.4%
Other income	1.6%	1.5%
Total	100.0%	100.0%

For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2012 Form 10-K.
Our Results
For the three months ended March 31, 2013 and 2012, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
	(In Millions, Except Percentage Change)
Net operating revenues	$572.6	$538.6	6.3%
Less: Provision for doubtful accounts	(7.4)	(6.3)	17.5%
Net operating revenues less provision for doubtful accounts	565.2	532.3	6.2%
Operating expenses:
Salaries and benefits	274.6	261.0	5.2%
Hospital-related expenses:
Other operating expenses	78.1	73.8	5.8%
Occupancy costs	12.2	12.5	(2.4)%
Supplies	26.2	26.5	(1.1)%
General and administrative expenses	30.2	30.0	0.7%
Depreciation and amortization	22.1	19.5	13.3%
Professional fees—accounting, tax, and legal	1.4	3.6	(61.1)%
Total operating expenses	444.8	426.9	4.2%
Interest expense and amortization of debt discounts and fees	24.2	23.3	3.9%
Other income	(0.7)	(0.9)	(22.2)%
Equity in net income of nonconsolidated affiliates	(2.9)	(3.3)	(12.1)%
Income from continuing operations before income tax expense	99.8	86.3	15.6%
Provision for income tax expense	33.5	29.1	15.1%
Income from continuing operations	66.3	57.2	15.9%
Loss from discontinued operations, net of tax	(0.4)	(0.4)	—%
Net income	65.9	56.8	16.0%
Less: Net income attributable to noncontrolling interests	(14.6)	(12.6)	15.9%
Net income attributable to HealthSouth	$51.3	$44.2	16.1%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2013	2012
Provision for doubtful accounts	1.3%	1.2%
Operating expenses:
Salaries and benefits	48.0%	48.5%
Hospital-related expenses:
Other operating expenses	13.6%	13.7%
Occupancy costs	2.1%	2.3%
Supplies	4.6%	4.9%
General and administrative expenses	5.3%	5.6%
Depreciation and amortization	3.9%	3.6%
Professional fees—accounting, tax, and legal	0.2%	0.7%
Total operating expenses	77.7%	79.3%
Additional information regarding our operating results for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,		Percentage Change
	2013	2012	2013 vs. 2012
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$537.1	$500.6	7.3%
Net patient revenue—outpatient and other	35.5	38.0	(6.6)%
Net operating revenues	$572.6	$538.6	6.3%
	(Actual Amounts)
Discharges	32,130	30,871	4.1%
Net patient revenue per discharge	$16,716	$16,216	3.1%
Outpatient visits	200,471	231,243	(13.3)%
Average length of stay (days)	13.5	13.5	—%
Occupancy %	72.4%	70.7%	2.4%
# of licensed beds	6,646	6,500	2.2%
Full-time equivalents*	15,819	15,271	3.6%
Employees per occupied bed	3.31	3.34	(0.9)%

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

Net Operating Revenues
Net patient revenue from our hospitals was 7.3% higher for the three months ended March 31, 2013 than the three months ended March 31, 2012. This increase was attributable to a 4.1% increase in patient discharges and a 3.1% increase in net patient revenue per discharge. Discharge growth included a 2.2% increase in same-store discharges. Same-store discharges in the first quarter of 2013 were negatively impacted by leap year in 2012 and by the closure of 41 skilled nursing facility beds at two of our hospitals. Approximately 120 basis points of discharge growth from new stores resulted from the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as discussed in Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2012 Form 10-K. Net patient revenue per discharge increased primarily due to pricing adjustments from Medicare and managed care payors, higher patient acuity, and a higher percentage of Medicare patients (as shown in the above payor mix table). Net operating revenues also include the effect of sequestration for Medicare patients admitted but not discharged in the first quarter of 2013.
Decreased outpatient volumes in the first quarter of 2013 compared to the first quarter of 2012 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices. We had 23 and 26 outpatient rehabilitation satellite clinics as of March 31, 2013 and 2012, respectively.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of the aging of non-Medicare-related receivables.
Salaries and Benefits
Salaries and benefits increased in the three months ended March 31, 2013 compared to the same period of 2012 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2012 development activities, and increased costs associated with employee medical plan benefits. As disclosed previously, because merit increases were foregone in 2012, management determined the Company would absorb all of the increased costs associated with medical plan benefits to employees in 2013.
Salaries and benefits as a percent of Net operating revenues decreased in the first quarter of 2013 compared to the first quarter of 2012 as a result of the previously disclosed foregone merit increase to employees in anticipation of sequestration, as well as improved productivity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” to the 2012 Form 10-K.
Hospital-related Expenses
Other Operating Expenses
Other operating expenses increased during the three months ended March 31, 2013 compared to the same period of 2012 primarily as a result of increased patient volumes and the ongoing implementation of our clinical information system. As a percent of Net operating revenues, Other operating expenses decreased during the first quarter of 2013 compared to the first quarter of 2012 due primarily to our increasing revenue base.
Occupancy Costs
Occupancy costs decreased as a percent of Net operating revenues in the first quarter of 2013 compared to the first quarter of 2012 due to our purchase of the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas in the second quarter of 2012. Occupancy costs are expected to continue to decrease as a percent of Net operating revenues going forward.
Supplies
Supplies expense decreased as a percent of Net operating revenues in the first quarter of 2013 compared to the first quarter of 2012 due to our increasing revenue base, our supply chain efforts, and our continual focus on monitoring and actively managing pharmaceutical costs.
General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in the first quarter of 2013 compared to the first quarter of 2012 due primarily to our increasing revenue base.

Depreciation and Amortization
Depreciation and amortization increased in the first quarter of 2013 compared to the first quarter of 2012 due to our increased capital expenditures throughout 2012 and the first quarter of 2013.
Professional Fees—Accounting, Tax, and Legal
In both periods presented, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 9, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These expenses in the first quarter of 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits as discussed in Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 17, Income Taxes, and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 resulted from an increase in our average borrowings outstanding and an increase in our average cash interest rate, both of which primarily resulted from our issuance of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 in September 2012. Our average cash interest rate was 7.2% during the first quarter of 2013 compared to 7.1% during the first quarter of 2012.
For additional information regarding debt and related interest expense, see Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
The increase in our pre-tax income from continuing operations in the first quarter of 2013 compared to the first quarter of 2012 resulted from increased Net operating revenues, improved operating leverage, and improved labor productivity.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $8 million to $12 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended March 31, 2013 and 2012, cash income tax expense was $1.8 million and $2.1 million, respectively.
Our Provision for income tax expense of $33.5 million and $29.1 million for the three months ended March 31, 2013 and 2012, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate of approximately 39% to our pre-tax income from continuing operations attributable to HealthSouth.
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
On April 25, 2013, we entered into closing agreements with the IRS that settle federal income tax matters related to the previous restatement of our financial statements, as well as certain other tax matters, through December 31, 2008. As a result of these closing agreements, we expect to increase our deferred tax assets, primarily our federal NOL, and record a net federal income tax benefit of at least $91 million in the second quarter of 2013. This federal income tax benefit is expected to result in at least a $260 million increase to our federal NOL on a gross basis. Certain of the federal tax benefits recognized as a result of these settlements will be evaluated to determine whether it is more likely than not these attributes will be realized in the future. In addition, it is reasonably possible this amount may increase as we continue to analyze the related state income tax implications of these settlements. However, it is not possible to determine the range of any state income tax impact at this time.

We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $116.4 million and $78.0 million as of March 31, 2013 and December 31, 2012, respectively. The amount of gross unrecognized tax benefits changed during the three months ended March 31, 2013 primarily based on the status of our discussions with the IRS, as discussed above, as of March 31, 2013. We expect to decrease our unrecognized tax benefits by approximately $112 million in the second quarter of 2013 as a result of the IRS settlements discussed above.
See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 17, Income Taxes, to the consolidated financial statements accompanying the 2012 Form 10-K.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased during the first quarter of 2013 compared to the first quarter of 2012 due primarily to the consolidation of St. Vincent Rehabilitation hospital, as discussed above, changes at two joint venture hospitals, and improved financial performance at our joint venture hospitals. See Note 4, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Net operating revenues	$0.2	$0.7
Less: Provision for doubtful accounts	0.4	(0.2)
Net operating revenues less provision for doubtful accounts	(0.2)	0.9
Costs and expenses	0.5	1.6
Loss from discontinued operations	(0.7)	(0.7)
Income tax benefit	0.3	0.3
Loss from discontinued operations, net of tax	$(0.4)	$(0.4)
Our results of discontinued operations primarily included five of our long-term acute care hospitals ("LTCHs") (sold in August 2011) and the HealthSouth Hospital of Houston (an LTCH closed in August 2011). See Note 16, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2012 Form 10-K for additional information.
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

Current Liquidity
As of March 31, 2013, we had $80.1 million in Cash and cash equivalents. This amount excludes $47.5 million in Restricted cash and $56.0 million of restricted marketable securities ($16.9 million included in Other current assets and $39.1 million included in Other long-term assets in our condensed consolidated balance sheet as of March 31, 2013). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2012 Form 10-K.
In addition to Cash and cash equivalents, as of March 31, 2013, we had approximately $442 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2013, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until
2017, and none of our bonds are due until 2018 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2013.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, recognizing that these actions may increase our leverage ratio. As discussed in Note 8, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we repurchased approximately 9.1 million shares of our common stock for approximately $232.5 million during the first quarter of 2013 using a combination of cash on hand and availability under our revolving credit facility to fund the repurchases.
See Item 1A, Risk Factors, of the 2012 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$121.4	$81.0
Net cash used in investing activities	(47.9)	(32.9)
Net cash used in financing activities	(126.2)	(33.9)
(Decrease) increase in cash and cash equivalents	$(52.7)	$14.2
Operating activities. Net cash provided by operating activities increased during the three months ended March 31, 2013 compared to the same period of 2012 primarily due to increased Net operating revenues and continued disciplined expense management. During the three months ended March 31, 2012, working capital was negatively impacted by higher payroll-related liabilities and the timing of interest payments.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2013 compared to the same period of 2012 primarily resulted from increased capital expenditures, including the partial funding of the acquisition of Walton Rehabilitation Hospital prior to the end of the first quarter of 2013.
Financing activities. The increase in Net cash used in financing activities during the three months ended March 31, 2013 compared to the same period of 2012 primarily resulted from repurchases of our common stock as part of the tender offer completed in the first quarter of 2013. As discussed above, we repurchased approximately 9.1 million shares of our common stock for approximately $232.5 million during the first quarter of 2013.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2013 are as follows (in millions):

	Total	April 1 through December 31, 2013	2014 - 2015	2016 - 2017	2018 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,187.0	$2.5	$5.9	$3.4	$1,175.2
Revolving credit facility	122.0	—	—	122.0	—
Interest on long-term debt (b)	713.3	66.7	177.4	175.9	293.3
Capital lease obligations (c)	106.7	11.0	22.1	20.1	53.5
Operating lease obligations (d)(e)	251.6	30.8	66.6	46.0	108.2
Purchase obligations (e)(f)	128.8	16.7	46.9	32.5	32.7
Other long-term liabilities (g)(h)	3.9	0.2	0.4	0.4	2.9
Total	$2,513.3	$127.9	$319.3	$400.3	$1,665.8

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2013. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease approximately one third of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2012 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general and professional liability and workers' compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 17, Income Taxes, and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K. Also, at March 31, 2013, we had $116.4 million of total gross unrecognized tax benefits. We expect to decrease our unrecognized tax benefits by approximately $112 million in the second quarter of 2013 as a result of the

IRS settlements discussed above and in Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $13.8 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2013, we made capital expenditures of $38.2 million for property and equipment and capitalized software. These expenditures included costs associated with our de novo projects, technology initiatives, capacity expansions, and our hospital refresh program, as well as our investment in a new hospital to replace our currently leased hospital in Ludlow, Massachusetts. This amount is exclusive of an $11.0 million pre-payment related to the acquisition of Walton Rehabilitation Hospital in Augusta, Georgia, which became effective April 1, 2013. During 2013, we expect to spend approximately $180 million to $220 million, exclusive of acquisitions, for capital expenditures. Actual amounts spent will be dependent upon the timing of construction projects. Approximately $80 million to $90 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures.
Stock Repurchase Authorization
On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. Consistent with our strategy of deploying financial resources towards long-term, shareholder value-creating opportunities, during the first quarter of 2013, we completed a tender offer for our common stock. As a result of the tender offer, we purchased approximately 9.1 million shares at a price of $25.50 per share for a total cost of approximately $234.1 million, including fees and expenses relating to the tender offer. We used a combination of cash on hand and availability under our revolving credit facility to fund the repurchases. The remaining repurchase authorization expired at the end of the tender offer.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard Scrushy discussed in Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K and Note 9, Contingencies, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
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

Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2012 Form 10-K.
Our Adjusted EBITDA for the three months ended March 31, 2013 and 2012 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2013	2012
Net income	$65.9	$56.8
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.4	0.4
Provision for income tax expense	33.5	29.1
Interest expense and amortization of debt discounts and fees	24.2	23.3
Professional fees—accounting, tax, and legal	1.4	3.6
Net noncash loss on disposal of assets	0.1	0.8
Depreciation and amortization	22.1	19.5
Stock-based compensation expense	6.3	6.1
Net income attributable to noncontrolling interests	(14.6)	(12.6)
Adjusted EBITDA	$139.3	$127.0
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$121.4	$81.0
Provision for doubtful accounts	(7.4)	(6.3)
Professional fees—accounting, tax, and legal	1.4	3.6
Interest expense and amortization of debt discounts and fees	24.2	23.3
Equity in net income of nonconsolidated affiliates	2.9	3.3
Net income attributable to noncontrolling interests in continuing operations	(14.6)	(12.6)
Amortization of debt discounts and fees	(1.0)	(0.9)
Distributions from nonconsolidated affiliates	(3.4)	(3.3)
Current portion of income tax expense	1.8	2.1
Change in assets and liabilities	13.0	36.9
Net cash used in (provided by) operating activities of discontinued operations	0.7	(0.4)
Other	0.3	0.3
Adjusted EBITDA	$139.3	$127.0
Growth in Adjusted EBITDA was due primarily to revenue growth and continued disciplined expense management offset by higher expense associated with the ongoing implementation of our electronic clinical information system and higher noncontrolling interests expense, as discussed above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.
Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of March 31, 2013 is shown in the following table (in millions):

	As of March 31, 2013
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,144.7	90.4%	$1,226.5	91.0%
Variable rate debt	122.0	9.6%	122.0	9.0%
Total long-term debt	$1,266.7	100.0%	$1,348.5	100.0%
Based on the size of our variable rate debt as of March 31, 2013, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $1.2 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $1.2 million over the next 12 months.
A 1% increase in interest rates would result in an approximate $38.7 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $34.2 million increase in its estimated net fair value.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2013 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 9, Contingencies, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2012 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview – Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2013	196,441	(2)	$22.15	—	$125,000,000
February 1 through February 28, 2013	46,419	(3)	24.02	—	350,000,000
March 1 through March 31, 2013	9,119,450		25.50	9,119,450	—
Total	9,362,310		25.42	9,119,450

(1)	On October 27, 2011, we announced that our board of directors authorized the repurchase of up to $125 million of our common stock. On February 15, 2013, our board of directors approved an increase in this common stock repurchase authorization from $125 million to $350 million. On February 20, 2013, we launched a tender offer for up to $350 million of our common stock pursuant to this authorization. At the expiration of the tender offer on March 19, 2013, we accepted for purchase 9,119,450 common shares at a purchase price of $25.50 per share, for an aggregate purchase price of $232,545,975, excluding fees and expenses relating to the tender offer. The remaining repurchase authorization expired at the end of the tender offer. As of March 31, 2013, we had no authorization to repurchase shares of our common stock. For further discussion of the tender offer, see the “Liquidity and Capital Resources – Stock Repurchase Authorization” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

(2)
Employees tendered 194,115 of these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock. The remaining shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors' Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market. The directors' rights to the shares are nonforfeitable, but the shares are only released to the directors after departure from our board.

(3)	Employees tendered these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	April 26, 2013

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document