Form 10-Q
period 2013-06-30
HEALTHSOUTH CORP
filed 2013-07-30
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

The registrant had 87,298,703 shares of common stock outstanding, net of treasury shares, as of July 23, 2013.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions, Except Per Share Data)
Net operating revenues	$564.5	$533.4	$1,137.1	$1,072.0
Less: Provision for doubtful accounts	(7.0)	(6.5)	(14.4)	(12.8)
Net operating revenues less provision for doubtful accounts	557.5	526.9	1,122.7	1,059.2
Operating expenses:
Salaries and benefits	273.6	257.4	548.2	518.4
Other operating expenses	81.0	75.0	159.1	148.8
Occupancy costs	11.9	12.3	24.1	24.8
Supplies	26.6	25.9	52.8	52.4
General and administrative expenses	29.5	28.0	59.7	58.0
Depreciation and amortization	23.1	20.0	45.2	39.5
Government, class action, and related settlements	(2.0)	—	(2.0)	—
Professional fees—accounting, tax, and legal	2.2	5.5	3.6	9.1
Total operating expenses	445.9	424.1	890.7	851.0
Interest expense and amortization of debt discounts and fees	24.4	23.0	48.6	46.3
Other income	(1.9)	(0.4)	(2.6)	(1.3)
Equity in net income of nonconsolidated affiliates	(3.3)	(3.1)	(6.2)	(6.4)
Income from continuing operations before income tax expense	92.4	83.3	192.2	169.6
Provision for income tax (benefit) expense	(86.5)	26.9	(53.0)	56.0
Income from continuing operations	178.9	56.4	245.2	113.6
Income (loss) from discontinued operations, net of tax	0.1	3.5	(0.3)	3.1
Net income	179.0	59.9	244.9	116.7
Less: Net income attributable to noncontrolling interests	(13.8)	(13.2)	(28.4)	(25.8)
Net income attributable to HealthSouth	165.2	46.7	216.5	90.9
Less: Convertible perpetual preferred stock dividends	(5.8)	(6.0)	(11.5)	(12.4)
Less: Repurchase of convertible perpetual preferred stock	—	(0.3)	—	(0.8)
Net income attributable to HealthSouth common shareholders	$159.4	$40.4	$205.0	$77.7
Weighted average common shares outstanding:
Basic	86.1	94.6	90.0	94.5
Diluted	99.8	108.0	103.4	108.3
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.85	$0.39	$2.28	$0.79
Discontinued operations	—	0.04	—	0.03
Net income	$1.85	$0.43	$2.28	$0.82
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.66	$0.39	$2.09	$0.79
Discontinued operations	—	0.04	—	0.03
Net income	$1.66	$0.43	$2.09	$0.82
Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$165.1	$43.2	$216.8	$87.8
Income (loss) from discontinued operations, net of tax	0.1	3.5	(0.3)	3.1
Net income attributable to HealthSouth	$165.2	$46.7	$216.5	$90.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Millions)
COMPREHENSIVE INCOME
Net income	$179.0	$59.9	$244.9	$116.7
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.9)	0.2	(0.8)	1.0
Reclassifications to net income	(1.0)	—	(1.0)	—
Other comprehensive (loss) income before income taxes	(1.9)	0.2	(1.8)	1.0
Provision for income tax benefit related to other comprehensive (loss) income items	0.1	—	0.1	—
Other comprehensive (loss) income, net of tax	(1.8)	0.2	(1.7)	1.0
Comprehensive income	177.2	60.1	243.2	117.7
Comprehensive income attributable to noncontrolling interests	(13.8)	(13.2)	(28.4)	(25.8)
Comprehensive income attributable to HealthSouth	$163.4	$46.9	$214.8	$91.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$68.7	$132.8
Accounts receivable, net of allowance for doubtful accounts of $32.0 in 2013; $28.7 in 2012	273.7	249.3
Deferred income tax assets	137.5	137.5
Other current assets	111.6	117.2
Total current assets	591.5	636.8
Property and equipment, net	793.3	748.0
Goodwill	457.2	437.3
Intangible assets, net	86.8	73.2
Deferred income tax assets	444.8	393.5
Other long-term assets	138.1	135.4
Total assets	$2,511.7	$2,424.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$57.3	$45.3
Accrued expenses and other current liabilities	254.3	255.6
Total current liabilities	311.6	300.9
Long-term debt, net of current portion	1,319.7	1,239.9
Other long-term liabilities	131.4	130.5
	1,762.7	1,671.3
Commitments and contingencies
Convertible perpetual preferred stock	342.2	342.2
Redeemable noncontrolling interests	14.1	7.2
Shareholders’ equity:
HealthSouth shareholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 101,934,201 in 2013; 100,919,297 in 2012	1.0	1.0
Capital in excess of par value	2,886.3	2,876.6
Accumulated deficit	(2,208.2)	(2,424.7)
Accumulated other comprehensive (loss) income	(0.3)	1.4
Treasury stock, at cost (14,639,430 shares in 2013 and 5,233,521 shares in 2012)	(404.0)	(163.3)
Total HealthSouth shareholders’ equity	274.8	291.0
Noncontrolling interests	117.9	112.5
Total shareholders’ equity	392.7	403.5
Total liabilities and shareholders’ equity	$2,511.7	$2,424.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2013
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	216.5	—	—	25.8	242.3
Receipt of treasury stock	(0.3)	—	—	—	—	(5.8)	—	(5.8)
Dividends declared on convertible perpetual preferred stock	—	—	(11.5)	—	—	—	—	(11.5)
Stock-based compensation	—	—	12.8	—	—	—	—	12.8
Stock options exercised	0.2	—	4.0	—	—	—	—	4.0
Distributions declared	—	—	—	—	—	—	(20.4)	(20.4)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Other	0.8	—	4.4	—	(1.7)	(0.8)	—	1.9
Balance at end of period	87.3	$1.0	$2,886.3	$(2,208.2)	$(0.3)	$(404.0)	$117.9	$392.7

	Six Months Ended June 30, 2012
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.2	$1.0	$2,874.1	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.0
Net income	—	—	—	90.9	—	—	23.9	114.8
Receipt of treasury stock	(0.7)	—	—	—	—	(11.9)	—	(11.9)
Dividends declared on convertible perpetual preferred stock	—	—	(12.4)	—	—	—	—	(12.4)
Stock-based compensation	—	—	12.0	—	—	—	—	12.0
Distributions declared	—	—	—	—	—	—	(20.5)	(20.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	9.8	9.8
Other	1.2	—	0.9	—	1.0	(1.7)	0.1	0.3
Balance at end of period	95.7	$1.0	$2,874.6	$(2,518.8)	$0.8	$(162.4)	$97.9	$293.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In Millions)
Cash flows from operating activities:
Net income	$244.9	$116.7
Loss (income) from discontinued operations	0.3	(3.1)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	14.4	12.8
Depreciation and amortization	45.2	39.5
Equity in net income of nonconsolidated affiliates	(6.2)	(6.4)
Distributions from nonconsolidated affiliates	5.0	5.5
Stock-based compensation	12.8	12.0
Deferred tax (benefit) expense	(53.5)	51.7
Other	0.3	3.0
Increase in assets—
Accounts receivable	(38.8)	(35.7)
Other assets	(0.7)	(7.0)
Increase (decrease) in liabilities—
Accounts payable	9.5	10.3
Other liabilities	(6.2)	(6.0)
Net cash (used in) provided by operating activities of discontinued operations	(0.2)	1.7
Total adjustments	(18.4)	81.4
Net cash provided by operating activities	226.8	195.0

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(69.0)	(82.8)
Capitalized software costs	(11.9)	(11.6)
Acquisition of business, net of cash acquired	(28.9)	(2.1)
Proceeds from sale of restricted investments	10.3	0.2
Purchase of restricted investments	(5.4)	(4.4)
Net change in restricted cash	4.7	4.6
Other	(1.2)	0.1
Net cash provided by investing activities of discontinued operations	—	7.7
Net cash used in investing activities	(101.4)	(88.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(0.7)	(4.7)
Principal borrowings on notes	11.4	—
Borrowings on revolving credit facility	132.0	40.0
Payments on revolving credit facility	(59.0)	(50.0)
Principal payments under capital lease obligations	(6.7)	(5.7)
Repurchase of common stock, including fees and expenses	(234.1)	—
Repurchase of convertible perpetual preferred stock	—	(46.0)
Dividends paid on convertible perpetual preferred stock	(11.5)	(13.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(23.9)	(24.0)
Contributions from consolidated affiliates	—	7.9
Other	3.0	(0.1)
Net cash used in financing activities	(189.5)	(95.7)
(Decrease) increase in cash and cash equivalents	(64.1)	11.0
Cash and cash equivalents at beginning of period	132.8	30.1
Cash and cash equivalents at end of period	$68.7	$41.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
Reclassifications—
Certain immaterial amounts have been revised to conform to the current year presentation. In our condensed consolidated balance sheet as of December 31, 2012, we reclassified amounts previously reported as Other long-term liabilities to a combination of Capital in excess of par value, noncurrent Deferred income tax assets, and Redeemable noncontrolling interests. These amounts relate to a joint venture entity where the partner’s noncontrolling interest includes redemption features that are not solely within our control. This adjustment decreased liabilities by $6.2 million, decreased shareholders’ equity by $0.6 million, increased assets by $0.4 million, and increased amounts in the mezzanine section of our condensed consolidated balance sheet by $7.2 million. See Note 5, Redeemable Noncontrolling Interests.
Net Operating Revenues—
During the three and six months ended June 30, 2013 and 2012, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Medicare	74.6%	72.9%	74.6%	73.3%
Medicaid	1.0%	1.3%	1.1%	1.2%
Workers’ compensation	1.2%	1.5%	1.3%	1.5%
Managed care and other discount plans	18.4%	19.6%	18.4%	19.5%
Other third-party payors	1.7%	1.8%	1.7%	1.7%
Patients	1.2%	1.3%	1.2%	1.3%
Other income	1.9%	1.6%	1.7%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2012 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2.	Business Combinations
In April 2013, we closed the transaction to acquire Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia. The acquisition was not material to our financial position, results of operations, or cash flows. As a result of this transaction, Goodwill increased by $13.7 million. The acquisition was funded using availability under our revolving credit facility.
This acquisition was made to enhance our position and ability to provide inpatient rehabilitative services to patients in Georgia. All of the goodwill resulting from this transaction is deductible for federal income tax purposes. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired hospital from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Property and equipment, net	$11.3
Identifiable intangible assets:
Noncompete agreement (useful life of 5 years)	0.1
Tradename (useful life of 20 years)	0.9
Certificate of need (useful life of 20 years)	3.3
Goodwill	13.7
Total assets acquired	29.3
Total current liabilities assumed	(0.4)
Net assets acquired	$28.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company’s reported Net operating revenues and Net income for the three and six months ended June 30, 2013 include operating results for Walton Rehabilitation Hospital from April 1, 2013 through June 30, 2013. The following table summarizes the results of operations of the above mentioned transaction from the date of acquisition included in our consolidated results of operations and the results of operations of the combined entity had the date of the acquisition been January 1, 2012 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to HealthSouth
Acquired entity only: Actual from acquisition date to June 30, 2013	$2.7	$(1.2)
Combined entity: Supplemental pro forma from 04/01/2013-06/30/2013*	564.5	165.2
Combined entity: Supplemental pro forma from 04/01/2012-06/30/2012	539.4	46.5
Combined entity: Supplemental pro forma from 01/01/2013-06/30/2013	1,142.0	216.1
Combined entity: Supplemental pro forma from 01/01/2012-06/30/2012	1,083.5	90.9
*Pro forma amounts equal reported operating results due to the acquisition of Walton Rehabilitation Hospital effective April 1, 2013.
Information regarding the net cash paid for all acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fair value of assets acquired	$15.6	$2.1	$15.6	$2.1
Goodwill	13.7	—	13.7	—
Fair value of liabilities assumed	(0.4)	—	(0.4)	—
Net cash paid for acquisitions	$28.9	$2.1	$28.9	$2.1

3.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2013 and December 31, 2012, we had $21.9 million and $20.8 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 12 partially owned subsidiaries, of which 9 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues	$19.7	$22.6	$39.2	$45.6
Operating expenses	(11.0)	(13.8)	(22.2)	(27.9)
Income from continuing operations, net of tax	7.3	6.9	14.0	14.4
Net income	7.3	6.9	14.0	14.4

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2013	December 31, 2012
Credit Agreement—
Advances under revolving credit facility	$73.0	$—
Bonds payable—
7.25% Senior Notes due 2018	302.8	302.9
8.125% Senior Notes due 2020	286.4	286.2
7.75% Senior Notes due 2022	280.6	280.7
5.75% Senior Notes due 2024	275.0	275.0
Other notes payable	47.7	36.8
Capital lease obligations	65.2	71.9
	1,330.7	1,253.5
Less: Current portion	(11.0)	(13.6)
Long-term debt, net of current portion	$1,319.7	$1,239.9

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2013	$6.3	$6.3
2014	10.7	10.7
2015	10.0	10.0
2016	9.0	9.0
2017	8.1	8.1
2018	383.1	384.4
Thereafter	904.2	902.2
Total	$1,331.4	$1,330.7
The amounts drawn on our revolving credit facility during the first six months of 2013 were primarily used for the repurchase of our common stock, as discussed in Note 9, Earnings per Common Share.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In June 2013, we amended our existing credit agreement to, among other things, permit unlimited restricted payments (as defined in the credit agreement) so long as the senior secured leverage ratio remains less than or equal to 1.5x and to extend the maturity date of the revolving credit facility from August 2017 to June 2018. All other material terms of the existing credit agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10‑K.
On July 25, 2013, our board of directors authorized the optional redemption of 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes. Our right to call these bonds at 103% of the principal amount and the discretion provided by this authorization are not synonymous with an exercise of the call option.
Our bonds payable were issued pursuant to an indenture (the “Base Indenture”) between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Original Trustee”), as supplemented by subsequent supplemental indentures relating to each respective series of senior notes (collectively with the Base Indenture, the “Indenture”). The Original Trustee notified us of its intention to discontinue its corporate trust operations and, accordingly, to resign upon the appointment of a successor trustee. Effective July 29, 2013, Wells Fargo Bank, National Association, was appointed as successor trustee under the Indenture.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

5.	Redeemable Noncontrolling Interests
Redeemable noncontrolling interests relate to two joint venture entities:

•
In the first quarter of 2013, we entered into an agreement to convert our 100% owned hospital in Jonesboro, Arkansas into a joint venture with St. Bernards Healthcare. Following the formation of the joint venture, our ownership percentage was reduced to approximately 56%. As a result of this transaction, Goodwill increased by $6.2 million.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Balance at beginning of period	$7.2	$7.3
Net income attributable to noncontrolling interests	2.6	1.9
Distributions declared	(1.9)	(2.2)
Contribution to joint venture	6.2	—
Balance at end of period	$14.1	$7.0
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented on the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$12.5	$12.3	$25.8	$23.9
Net income attributable to redeemable noncontrolling interests	1.3	0.9	2.6	1.9
Net income attributable to noncontrolling interests	$13.8	$13.2	$28.4	$25.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$8.4	$—	$8.4	$—	M
Other long-term assets:
Restricted marketable securities	41.8	—	41.8	—	M
As of December 31, 2012
Other current assets:
Current portion of restricted marketable securities	$16.4	$—	$16.4	$—	M
Other long-term assets:
Restricted marketable securities	39.4	—	39.4	—	M
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2013 and 2012, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$73.0	$73.0	$—	$—
7.25% Senior Notes due 2018	302.8	322.6	302.9	328.6
8.125% Senior Notes due 2020	286.4	315.4	286.2	321.5
7.75% Senior Notes due 2022	280.6	300.6	280.7	306.5
5.75% Senior Notes due 2024	275.0	272.3	275.0	277.1
Other notes payable	47.7	47.7	36.8	36.8
Financial commitments:
Letters of credit	—	35.9	—	39.5

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
See also Note 5, Redeemable Noncontrolling Interests.

7.	Share-Based Payments
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

8.	Income Taxes
In April 2013, we entered into closing agreements with the IRS that settled federal income tax matters related to the previous restatement of our 2000 and 2001 financial statements, as well as certain other tax matters, through December 31, 2008. As a result of these closing agreements, we increased our deferred tax assets, primarily our federal net operating loss carryforward (“NOL”), and recorded a net federal income tax benefit of approximately $115 million in the second quarter of 2013. This federal income tax benefit primarily resulted from an approximate $283 million increase to our federal NOL on a gross basis.
Our Provision for income tax benefit of $86.5 million and $53.0 million for the three and six months ended June 30, 2013, respectively, primarily resulted from the settlement discussed above. It also includes an approximate $3 million decrease in our valuation allowance related primarily to our capital loss carryforwards. During the second quarter of 2013, we determined a valuation allowance related to these assets was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these capital loss carryforwards as a result of realizing capital gains in the current year and the identification of sufficient taxable capital gain income within the available capital loss carryforward period.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our utilization of NOLs could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount that approximates the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.
The $582.3 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2013 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2013, we maintained a valuation allowance of $37.2 million due to uncertainties regarding our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
Our reported federal NOL of $391.9 million (approximately $1.1 billion on a gross basis) as of June 30, 2013 excludes $6.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Our Provision for income tax expense of $26.9 million and $56.0 million for the three and six months ended June 30, 2012, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $2.4 million and $78.0 million as of June 30, 2013 and December 31, 2012, respectively. The amount of gross unrecognized tax benefits changed during the three and six months ended June 30, 2013 primarily due to the IRS settlement discussed above.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2012	$78.0	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	46.1	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(121.7)	—
Balance at June 30, 2013	$2.4	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2013 and 2012 was not material. Accrued interest income related to income taxes as of June 30, 2013 and December 31, 2012 was not material.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2010. We are currently under audit by two states for tax years ranging from 2008 through 2011.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Numerator:
Income from continuing operations	$178.9	$56.4	$245.2	$113.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(13.8)	(13.2)	(28.4)	(25.8)
Less: Convertible perpetual preferred stock dividends	(5.8)	(6.0)	(11.5)	(12.4)
Less: Repurchase of convertible perpetual preferred stock	—	(0.3)	—	(0.8)
Income from continuing operations attributable to HealthSouth common shareholders	159.3	36.9	205.3	74.6
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.1	3.5	(0.3)	3.1
Net income attributable to HealthSouth common shareholders	$159.4	$40.4	$205.0	$77.7
Denominator:
Basic weighted average common shares outstanding	86.1	94.6	90.0	94.5
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.85	$0.39	$2.28	$0.79
Discontinued operations	—	0.04	—	0.03
Net income	$1.85	$0.43	$2.28	$0.82

Diluted:
Numerator:
Income from continuing operations	$178.9	$56.4	$245.2	$113.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(13.8)	(13.2)	(28.4)	(25.8)
Income from continuing operations attributable to HealthSouth common shareholders	165.1	43.2	216.8	87.8
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.1	3.5	(0.3)	3.1
Net income attributable to HealthSouth common shareholders	$165.2	$46.7	$216.5	$90.9
Denominator:
Diluted weighted average common shares outstanding	99.8	108.0	103.4	108.3
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.66	$0.39	$2.09	$0.79
Discontinued operations	—	0.04	—	0.03
Net income	$1.66	$0.43	$2.09	$0.82

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Diluted earnings per share report the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These potential shares include convertible perpetual preferred stock, restricted stock awards, dilutive stock options, and restricted stock units. For the three and six months ended June 30, 2013, the number of potential shares approximated 13.7 million and 13.4 million, respectively. For the three and six months ended June 30, 2012, the number of potential shares approximated 13.4 million and 13.8 million, respectively. For the three and six months ended June 30, 2013, approximately 11.6 million of the potential shares related to our Convertible perpetual preferred stock. For the three and six months ended June 30, 2012, approximately 12.0 million and 12.5 million of the potential shares, respectively, related to our Convertible perpetual preferred stock. For the three and six months ended June 30, 2012, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an anti-dilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three and six months ended June 30, 2012.
Options to purchase approximately 1.2 million and 1.8 million shares of common stock were outstanding as of June 30, 2013 and 2012, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
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
On July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. The first quarterly dividend will be payable on or about October 15, 2013 to stockholders of record as of the close of business on October 1, 2013. Future dividend payments are subject to declaration by our board of directors.
See Note 11, Convertible Perpetual Preferred Stock, and Note 18, Earnings per Common Share, to the consolidated financial statements accompanying the 2012 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

10.	Contingencies and Other Commitments
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The trial phase of the arbitration process began on July 12, 2010 before a three-person arbitration panel selected under rules of the American Arbitration Association (the “AAA”). On December 18, 2012, the AAA panel granted Ernst & Young’s motion to dismiss our claims on the grounds that HealthSouth is not permitted to pursue its claims since certain of its former officers and employees committed fraudulent acts. The panel also denied and dismissed Ernst & Young’s claims against us. On December 18, 2012, we, together with the stockholder derivative plaintiffs, filed a notice of appeal of the panel’s decision in the Circuit Court of Jefferson County, Alabama. On December 28, 2012, we filed a motion to vacate the decision. We assert that the panel’s decision is contrary to the Federal Arbitration Act and the duties of a public accounting firm to its corporate clients, and that the arbitrators exceeded their authority by entering an award contrary to Alabama law. On April 25, 2013, the court denied our motion to vacate. On June 4, 2013, we filed a notice of appeal to the Supreme Court of Alabama seeking review of the Circuit Court's denial of our motion to vacate the arbitration panel's decision. Once the record on appeal is deemed complete, briefing will begin on that appeal. At this time, we do not know how long the appellate process will take.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In 2008, after we obtained discovery concerning the circumstances that led to the entry of the Consent Judgment, we filed a motion in the Michigan Action asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On March 9, 2010, General Medicine filed an appeal of the court's decision to the Sixth Circuit Court of Appeals. The parties agreed to a voluntary stay of the Alabama Action pending the outcome of General Medicine's appeal to the Sixth Circuit Court of Appeals. On April 10, 2012, the Sixth Circuit Court of Appeals reversed the lower court's ruling and reinstated the Consent Judgment. Due to the conclusion of the appeal in the Michigan Action, General Medicine requested reactivation of the Alabama Action in the Circuit Court of Jefferson County, Alabama. On January 10, 2013, we filed a motion for partial summary judgment in the Alabama Action seeking a declaration that the Consent Judgment obtained by General Medicine is not enforceable against us because, among other reasons, it was the result of collusion. On February 27, 2013, the court denied our motion and reserved the issue of collusion for a later time. The court issued a supplemental order on April 11, 2013, clarifying its February 27, 2103 ruling. The court's rulings provide that the Consent Judgment is admissible as evidence of General Medicine's claim in the Alabama Action but the amount of the Consent Judgment is not binding on us. Therefore, we remain free to present evidence challenging the amount of the damages figure contained in the Consent Judgment, including the value of the underlying contract-related claim that is the basis for the Consent Judgment. The court further ruled that we may develop and present evidence that the Consent Judgment is void in its entirety as the product of collusion by General Medicine and Horizon/CMS. The court also indicated it concurred with the Sixth Circuit Court of Appeals that the Consent Judgment did nothing more than establish Horizon/CMS's liability to General Medicine and did not establish the merits of General Medicine's separate fraudulent conveyance claims against HealthSouth. The Alabama Action is still in the discovery phase and has been set for trial beginning in June 2014.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
We were named as a defendant in a lawsuit filed March 3, 2009 by an individual in the Court of Common Pleas, Richland County, South Carolina, captioned Sulton v. HealthSouth Corp, et al. The plaintiff alleged that certain treatment he received at a HealthSouth facility complicated a pre-existing infectious injury. The plaintiff sought recovery for pain and suffering, medical expenses, punitive damages, and other damages. On July 30, 2010, the jury in this case returned a verdict in favor of the plaintiff for $12.3 million in damages. We appealed that verdict, and on November 21, 2012, the Supreme Court of South Carolina reversed the jury verdict in its entirety and remanded the case to the court of common pleas for retrial. On March 8, 2013, the Court of Common Pleas, Richland County, South Carolina approved our comprehensive settlement agreement with the plaintiff in the Sulton case. While the terms of the settlement are confidential, the amount paid to the plaintiff to settle all claims was not material to us and was less than amounts previously accrued. See Note 10, Self-Insured Risks, to the consolidated financial statements accompanying the 2012 Form 10-K.
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
It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG and the United States Centers for Medicare and Medicaid Services relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs.
In March 2008, we sold our corporate campus to Daniel Corporation (“Daniel”), a Birmingham, Alabama-based real estate company. The sale included a deferred purchase price component related to an incomplete 13-story building located on

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

the property, often referred to as the Digital Hospital. Under the agreement, Daniel is obligated upon sale of its interest in the building to pay to us 40% of the net profit realized from the sale. In June 2013, Daniel sold the building to Trinity Medical Center. We are currently in discussions with Daniel to finalize the amount owed to us in connection with the sale of the building.

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
In the third quarter of 2012, we revised our condensed consolidating statement of cash flows for the six months ended June 30, 2012 to adjust cash flows from operating activities to eliminate equity in earnings from affiliates, which is a noncash activity. The impact of this revision, along with other immaterial classification revisions, was to decrease cash flows from operating activities (and, correspondingly increase cash flows from financing activities) during the applicable periods for HealthSouth Corporation, Guarantor Subsidiaries, and Nonguarantor Subsidiaries, with an offset to Eliminating Entries, as shown in the table below (in millions). This revision is not material to the related financial statements for any prior periods and had no impact on our condensed consolidated statement of cash flows for the six months ended June 30, 2012.

For the Six Months Ended June 30, 2012
HealthSouth Corporation	$137.0
Guarantor Subsidiaries	10.8
Nonguarantor Subsidiaries	7.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.8	$399.7	$177.4	$(17.4)	$564.5
Less: Provision for doubtful accounts	—	(4.7)	(2.3)	—	(7.0)
Net operating revenues less provision for doubtful accounts	4.8	395.0	175.1	(17.4)	557.5
Operating expenses:
Salaries and benefits	6.3	188.9	82.0	(3.6)	273.6
Other operating expenses	4.5	58.7	26.2	(8.4)	81.0
Occupancy costs	1.1	11.8	4.4	(5.4)	11.9
Supplies	—	18.5	8.1	—	26.6
General and administrative expenses	29.5	—	—	—	29.5
Depreciation and amortization	2.2	15.9	5.0	—	23.1
Government, class action, and related settlements	(2.0)	—	—	—	(2.0)
Professional fees—accounting, tax, and legal	2.2	—	—	—	2.2
Total operating expenses	43.8	293.8	125.7	(17.4)	445.9
Interest expense and amortization of debt discounts and fees	22.3	1.7	0.7	(0.3)	24.4
Other income	—	(0.7)	(1.5)	0.3	(1.9)
Equity in net income of nonconsolidated affiliates	(1.3)	(2.0)	—	—	(3.3)
Equity in net income of consolidated affiliates	(113.7)	(11.4)	—	125.1	—
Management fees	(25.6)	19.3	6.3	—	—
Income from continuing operations before income tax (benefit) expense	79.3	94.3	43.9	(125.1)	92.4
Provision for income tax (benefit) expense	(85.6)	(6.5)	5.6	—	(86.5)
Income from continuing operations	164.9	100.8	38.3	(125.1)	178.9
Income (loss) from discontinued operations, net of tax	0.3	0.1	(0.3)	—	0.1
Net Income	165.2	100.9	38.0	(125.1)	179.0
Less: Net income attributable to noncontrolling interests	—	—	(13.8)	—	(13.8)
Net income attributable to HealthSouth	$165.2	$100.9	$24.2	$(125.1)	$165.2
Comprehensive income	$163.4	$100.9	$38.0	$(125.1)	$177.2
Comprehensive income attributable to HealthSouth	$163.4	$100.9	$24.2	$(125.1)	$163.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$3.2	$384.4	$159.9	$(14.1)	$533.4
Less: Provision for doubtful accounts	0.2	(5.0)	(1.7)	—	(6.5)
Net operating revenues less provision for doubtful accounts	3.4	379.4	158.2	(14.1)	526.9
Operating expenses:
Salaries and benefits	5.8	180.4	74.6	(3.4)	257.4
Other operating expenses	3.8	54.3	23.5	(6.6)	75.0
Occupancy costs	1.1	11.0	4.3	(4.1)	12.3
Supplies	—	18.7	7.2	—	25.9
General and administrative expenses	28.0	—	—	—	28.0
Depreciation and amortization	2.1	14.1	3.8	—	20.0
Professional fees—accounting, tax, and legal	5.5	—	—	—	5.5
Total operating expenses	46.3	278.5	113.4	(14.1)	424.1
Interest expense and amortization of debt discounts and fees	20.8	1.9	0.6	(0.3)	23.0
Other income	—	(0.1)	(0.6)	0.3	(0.4)
Equity in net income of nonconsolidated affiliates	(0.8)	(2.3)	—	—	(3.1)
Equity in net income of consolidated affiliates	(69.1)	(5.1)	—	74.2	—
Management fees	(24.2)	18.6	5.6	—	—
Income from continuing operations before income tax (benefit) expense	30.4	87.9	39.2	(74.2)	83.3
Provision for income tax (benefit) expense	(15.6)	32.9	9.6	—	26.9
Income from continuing operations	46.0	55.0	29.6	(74.2)	56.4
Income from discontinued operations, net of tax	0.7	0.8	2.0	—	3.5
Net Income	46.7	55.8	31.6	(74.2)	59.9
Less: Net income attributable to noncontrolling interests	—	—	(13.2)	—	(13.2)
Net income attributable to HealthSouth	$46.7	$55.8	$18.4	$(74.2)	$46.7
Comprehensive income	$46.9	$55.8	$31.6	$(74.2)	$60.1
Comprehensive income attributable to HealthSouth	$46.9	$55.8	$18.4	$(74.2)	$46.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$9.7	$811.6	$350.0	$(34.2)	$1,137.1
Less: Provision for doubtful accounts	—	(10.0)	(4.4)	—	(14.4)
Net operating revenues less provision for doubtful accounts	9.7	801.6	345.6	(34.2)	1,122.7
Operating expenses:
Salaries and benefits	14.1	377.6	163.7	(7.2)	548.2
Other operating expenses	8.7	115.1	52.0	(16.7)	159.1
Occupancy costs	2.2	23.7	8.6	(10.4)	24.1
Supplies	—	37.1	15.7	—	52.8
General and administrative expenses	59.7	—	—	—	59.7
Depreciation and amortization	4.3	31.1	9.8	—	45.2
Government, class action, and related settlements	(2.0)	—	—	—	(2.0)
Professional fees—accounting, tax, and legal	3.6	—	—	—	3.6
Total operating expenses	90.6	584.6	249.8	(34.3)	890.7
Interest expense and amortization of debt discounts and fees	44.4	3.3	1.5	(0.6)	48.6
Other income	(0.3)	(0.7)	(2.3)	0.7	(2.6)
Equity in net income of nonconsolidated affiliates	(2.2)	(4.0)	—	—	(6.2)
Equity in net income of consolidated affiliates	(183.5)	(16.9)	—	200.4	—
Management fees	(51.4)	39.4	12.0	—	—
Income from continuing operations before income tax (benefit) expense	112.1	195.9	84.6	(200.4)	192.2
Provision for income tax (benefit) expense	(104.2)	34.8	16.4	—	(53.0)
Income from continuing operations	216.3	161.1	68.2	(200.4)	245.2
Income (loss) from discontinued operations, net of tax	0.2	0.3	(0.8)	—	(0.3)
Net Income	216.5	161.4	67.4	(200.4)	244.9
Less: Net income attributable to noncontrolling interests	—	—	(28.4)	—	(28.4)
Net income attributable to HealthSouth	$216.5	$161.4	$39.0	$(200.4)	$216.5
Comprehensive income	$214.8	$161.4	$67.4	$(200.4)	$243.2
Comprehensive income attributable to HealthSouth	$214.8	$161.4	$39.0	$(200.4)	$214.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$6.5	$776.7	$317.0	$(28.2)	$1,072.0
Less: Provision for doubtful accounts	(0.3)	(9.1)	(3.4)	—	(12.8)
Net operating revenues less provision for doubtful accounts	6.2	767.6	313.6	(28.2)	1,059.2
Operating expenses:
Salaries and benefits	13.0	362.8	149.4	(6.8)	518.4
Other operating expenses	7.9	107.5	46.5	(13.1)	148.8
Occupancy costs	2.2	22.2	8.7	(8.3)	24.8
Supplies	—	37.7	14.7	—	52.4
General and administrative expenses	58.0	—	—	—	58.0
Depreciation and amortization	4.2	27.7	7.6	—	39.5
Professional fees—accounting, tax, and legal	9.1	—	—	—	9.1
Total operating expenses	94.4	557.9	226.9	(28.2)	851.0
Interest expense and amortization of debt discounts and fees	41.9	3.8	1.2	(0.6)	46.3
Other income	(0.4)	(0.1)	(1.4)	0.6	(1.3)
Equity in net income of nonconsolidated affiliates	(1.9)	(4.5)	—	—	(6.4)
Equity in net income of consolidated affiliates	(138.1)	(10.8)	—	148.9	—
Management fees	(48.8)	37.9	10.9	—	—
Income from continuing operations before income tax (benefit) expense	59.1	183.4	76.0	(148.9)	169.6
Provision for income tax (benefit) expense	(31.1)	68.7	18.4	—	56.0
Income from continuing operations	90.2	114.7	57.6	(148.9)	113.6
Income from discontinued operations, net of tax	0.7	0.5	1.9	—	3.1
Net Income	90.9	115.2	59.5	(148.9)	116.7
Less: Net income attributable to noncontrolling interests	—	—	(25.8)	—	(25.8)
Net income attributable to HealthSouth	$90.9	$115.2	$33.7	$(148.9)	$90.9
Comprehensive income	$91.9	$115.2	$59.5	$(148.9)	$117.7
Comprehensive income attributable to HealthSouth	$91.9	$115.2	$33.7	$(148.9)	$91.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$65.0	$1.7	$2.0	$—	$68.7
Accounts receivable, net	0.1	191.2	82.4	—	273.7
Deferred income tax assets	106.5	19.7	11.3	—	137.5
Other current assets	58.0	12.8	93.6	(52.8)	111.6
Total current assets	229.6	225.4	189.3	(52.8)	591.5
Property and equipment, net	14.1	585.9	193.3	—	793.3
Goodwill	—	279.8	177.4	—	457.2
Intangible assets, net	19.9	47.4	19.5	—	86.8
Deferred income tax assets	343.9	33.5	67.4	—	444.8
Other long-term assets	69.6	21.9	46.6	—	138.1
Intercompany receivable	1,372.9	—	—	(1,372.9)	—
Total assets	$2,050.0	$1,193.9	$693.5	$(1,425.7)	$2,511.7
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7.6	$36.3	$13.4	$—	$57.3
Accrued expenses and other current liabilities	164.2	66.6	76.3	(52.8)	254.3
Total current liabilities	171.8	102.9	89.7	(52.8)	311.6
Long-term debt, net of current portion	1,220.2	61.3	38.2	—	1,319.7
Other long-term liabilities	41.0	11.7	78.7	—	131.4
Intercompany payable	—	350.4	1,024.5	(1,374.9)	—
	1,433.0	526.3	1,231.1	(1,427.7)	1,762.7
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Redeemable noncontrolling interests	—	—	14.1	—	14.1
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	274.8	667.6	(669.6)	2.0	274.8
Noncontrolling interests	—	—	117.9	—	117.9
Total shareholders’ equity (deficit)	274.8	667.6	(551.7)	2.0	392.7
Total liabilities and shareholders’ equity (deficit)	$2,050.0	$1,193.9	$693.5	$(1,425.7)	$2,511.7

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$53.1	$137.2	$36.5	$—	$226.8
Cash flows from investing activities:
Purchases of property and equipment	(3.1)	(51.8)	(14.1)	—	(69.0)
Capitalized software costs	(4.9)	(5.5)	(1.5)	—	(11.9)
Acquisition of business, net of cash acquired	—	(28.9)	—	—	(28.9)
Proceeds from sale of restricted investments	—	—	10.3	—	10.3
Purchase of restricted investments	—	—	(5.4)	—	(5.4)
Net change in restricted cash	(0.2)	—	4.9	—	4.7
Other	—	(0.7)	(0.5)	—	(1.2)
Net cash used in investing activities	(8.2)	(86.9)	(6.3)	—	(101.4)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	—	(0.7)	—	—	(0.7)
Principal borrowings on notes	—	—	11.4	—	11.4
Borrowings on revolving credit facility	132.0	—	—	—	132.0
Payments on revolving credit facility	(59.0)	—	—	—	(59.0)
Principal payments under capital lease obligations	(0.2)	(4.7)	(1.8)	—	(6.7)
Repurchase of common stock, including fees and expenses	(234.1)	—	—	—	(234.1)
Dividends paid on convertible perpetual preferred stock	(11.5)	—	—	—	(11.5)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(23.9)	—	(23.9)
Other	3.0	—	—	—	3.0
Change in intercompany advances	58.6	(43.5)	(15.1)	—	—
Net cash used in financing activities	(111.2)	(48.9)	(29.4)	—	(189.5)
(Decrease) increase in cash and cash equivalents	(66.3)	1.4	0.8	—	(64.1)
Cash and cash equivalents at beginning of period	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of period	$65.0	$1.7	$2.0	$—	$68.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$12.2	$125.4	$57.7	$(0.3)	$195.0
Cash flows from investing activities:
Purchases of property and equipment	(2.8)	(52.8)	(27.2)	—	(82.8)
Capitalized software costs	(11.4)	(0.1)	(0.1)	—	(11.6)
Acquisition of business, net of cash acquired	—	(2.1)	—	—	(2.1)
Proceeds from sale of restricted investments	—	—	0.2	—	0.2
Purchase of restricted investments	—	—	(4.4)	—	(4.4)
Net change in restricted cash	(0.1)	—	4.7	—	4.6
Other	—	0.1	—	—	0.1
Net cash provided by investing activities of discontinued operations	—	3.3	4.4	—	7.7
Net cash used in investing activities	(14.3)	(51.6)	(22.4)	—	(88.3)
Cash flows from financing activities:
Principal borrowings on notes	7.3	—	(7.3)	—	—
Principal payments on debt, including pre-payments	(4.1)	(0.6)	—	—	(4.7)
Borrowings on revolving credit facility	40.0	—	—	—	40.0
Payments on revolving credit facility	(50.0)	—	—	—	(50.0)
Principal payments under capital lease obligations	(0.1)	(4.4)	(1.2)	—	(5.7)
Repurchase of convertible perpetual preferred stock	(46.0)	—	—	—	(46.0)
Dividends paid on convertible perpetual preferred stock	(13.1)	—	—	—	(13.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(24.0)	—	(24.0)
Contributions from consolidated affiliates	—	—	7.9	—	7.9
Other	(0.1)	—	—	—	(0.1)
Change in intercompany advances	79.9	(68.3)	(11.9)	0.3	—
Net cash provided by (used in) financing activities	13.8	(73.3)	(36.5)	0.3	(95.7)
Increase (decrease) in cash and cash equivalents	11.7	0.5	(1.2)	—	11.0
Cash and cash equivalents at beginning of period	26.0	1.3	2.8	—	30.1
Cash and cash equivalents at end of period	$37.7	$1.8	$1.6	$—	$41.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 28 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of June 30, 2013, we operated 103 inpatient rehabilitation hospitals (including two hospitals that operate as joint ventures which we account for using the equity method of accounting), 22 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business, of the 2012 Form 10-K.
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

During the three months ended June 30, 2013, discharge growth of 6.3% coupled with a 0.3% increase in net patient revenue per discharge generated 6.5% growth in net patient revenue from our hospitals compared to the three months ended June 30, 2012. Discharge growth included a 3.3% increase in same-store discharges. During the six months ended June 30, 2013, discharge growth of 5.2% coupled with a 1.7% increase in net patient revenue per discharge generated 6.9% growth in net patient revenue from our hospitals compared to the six months ended June 30, 2012. Discharge growth included a 2.8% increase in same-store discharges. Our growth in net patient revenue per discharge was negatively impacted by the effect of sequestration for Medicare patients during the 2013 periods presented. See the “Results of Operations” section of this Item for additional information. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Our growth efforts thus far in 2013 have included the following:

•	acquired Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia, in April 2013;

•	acquired land for a new 50-bed inpatient rehabilitation hospital in Modesto, California. Construction is expected to begin in the third quarter of 2014;

•	began accepting patients at our newly built, 40-bed inpatient rehabilitation hospital in Littleton, Colorado in May 2013;

•	began accepting patients at our newly built, 34-bed inpatient rehabilitation hospital in Stuart, Florida in June 2013. This hospital is a joint venture with Martin Health System;

•	added 10 beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Altamonte Springs, Florida	50	Q3 2013	Q4 2014
Newnan, Georgia	50	Q4 2013	Q4 2014
Awarded CON, but Award Remains Under Appeal
Middletown, Delaware*	34	TBD	TBD
Franklin, Tennessee	40	TBD	TBD

*
In June 2013, Delaware enacted legislation that authorizes, subject to certain conditions, construction of a 34-bed inpatient rehabilitation hospital in Middletown, Delaware. We are evaluating this legislation, as well as its impact on us, and the pending litigation challenging the validity of the certificate of need previously awarded us in Middletown.

We also completed a tender offer for our common stock during the first quarter of 2013. As a result of the tender offer, we repurchased approximately 9.1 million shares at a price of $25.50 per share for a total cost of $234.1 million, including fees and expenses relating to the tender offer. In addition, during the second quarter of 2013, we amended our credit agreement to, among other things, permit unlimited restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.5x and extend the revolver maturity from August 2017 to June 2018. See the “Liquidity and Capital Resources” section of this Item.
In addition, in April 2013, we entered into closing agreements with the IRS that settled federal income tax matters related to the previous restatement of our 2000 and 2001 financial statements, as well as certain other tax matters, through December 31, 2008. As a result of these closing agreements, we increased our deferred tax assets, primarily our federal net operating loss carryforward (“NOL”), and recorded a net income tax benefit of approximately $115 million in the second quarter of 2013. This income tax benefit primarily resulted from an approximate $283 million increase to our federal NOL on a gross basis. See Note 8, Income Taxes, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
Business Outlook
We believe our business outlook remains reasonably positive primarily for two reasons. First, demographic trends, specifically the aging of the population, will increase long-term demand for inpatient rehabilitative services. While we treat patients of all ages, most of our patients are persons 65 and older (the average age of a HealthSouth patient is 72 years) and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature. We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages and life expectancies increase. The number of Medicare-eligible patients is expected to grow approximately 3% per year for the foreseeable future, creating an attractive market. We believe these market factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. In addition, we believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or acquiring new hospitals.
Second, we are the industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently lower costs. Our commitment to technology also includes the ongoing implementation of our rehabilitation-specific electronic clinical information system. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with referral sources and health information exchanges. Our hospitals also participate in The Joint Commission’s Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by demonstrating compliance with national standards, demonstrating the effective use of evidence-based clinical practice guidelines to manage and optimize patient care, and demonstrating an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 94 of our hospitals hold one or more disease-specific certifications. We also account for approximately 80% of all Joint Commission accredited Stroke Centers of Excellence nationwide.
Healthcare has always been a highly regulated industry, and we have cautioned our stakeholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, the demand for inpatient rehabilitative services is expected to grow. HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe we are well-positioned to continue to succeed and grow. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2018. Over the past few years, we have redeemed our most expensive debt and reduced our interest expense. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to invest our cash and return value to stakeholders including bed additions, de novos, acquisitions of other inpatient rehabilitation hospitals, purchases of leased properties, repurchases of our common and preferred stock, common stock dividends, and repayment of long-term debt. Specifically, on July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. In addition, our board of directors authorized the optional redemption of 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes. See the “Liquidity and Capital Resources - Authorizations for Returning Capital to Stakeholders” section of this Item for additional information.
For these and other reasons, we believe we will be able to adapt to any changes in reimbursement and sustain our business model. We also believe we will be in a position to take action should a properly sized and priced acquisition or consolidation opportunity arise.
Key Challenges
The healthcare industry is currently facing many well-publicized regulatory and reimbursement challenges. It always has been a highly regulated industry, and the inpatient rehabilitation sector is no exception. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory environment. We believe we have the necessary capabilities—scale, infrastructure, and management—to adapt to and succeed in a highly regulated industry, and we have a proven track record of doing so.
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

See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2012 Form 10-K and Note 10, Contingencies and Other Commitments, “HHS-OIG Investigations,” to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
Our challenges related to reduced Medicare reimbursement are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and Item 1A, Risk Factors, of the 2012 Form 10‑K. We currently estimate sequestration will result in a net decrease in our Net operating revenues of approximately $28 million in 2013. Unless the United States Congress acts to change or eliminate sequestration, it will continue to result in a 2% decrease to reimbursements otherwise due from Medicare, after taking into consideration other changes to reimbursement rates such as market basket updates. Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. For example, the Health Subcommittee of the Ways and Means Committee of the United States House of Representatives recently held a hearing to examine legislative proposals contained in President Obama’s fiscal year 2014 budget submission to Congress that would affect post-acute care providers, which includes, among other issues, elevating the 60% Rule to a 75% Rule and paying rehabilitation hospitals nursing home-based rates for certain conditions (also referred to as “site-neutral payment”). As a point of follow-up to this hearing, we provided constructive input on legislative and regulatory initiatives as well as information on the quality of care and value that inpatient rehabilitation hospitals bring to the Medicare program and its beneficiaries to the Ways and Means Health Subcommittee, and we will continue providing such input to policymakers. We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post acute care reforms, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe our efficient cost structure and substantial owned real estate coupled with the steps we have taken to reduce our debt and corresponding debt service obligations should allow us to absorb, adjust to, or mitigate any potential initiative or payment reductions more easily than most other inpatient rehabilitation providers.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and “Sources of Revenue — Medicare Reimbursement,” and Item 1A, Risk Factors, to the 2012 Form 10-K. Many provisions within the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” to the 2012 Form 10-K) have impacted, or could in the future impact, our business. Most notably for us are the reductions to our annual market basket updates, including productivity adjustments and future payment reforms such as Accountable Care Organizations and bundled payments.

In May 2013, the United States Centers for Medicare and Medicaid Services released its notice of proposed rulemaking for fiscal year 2014 (the “2014 Rule”) for inpatient rehabilitation facilities (“IRFs”) under the prospective payment system (“IRF‑PPS”). The proposed rule would implement a net 1.8% market basket increase effective for discharges between October 1, 2013 and September 30, 2014, calculated as follows:

Market basket update	2.5%
Healthcare reform reduction	30 basis points
Productivity adjustment	40 basis points
The proposed rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, updates to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, teaching status adjustment factor, and updates to the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the proposed rule, we believe the 2014 Rule will result in a net increase to our Medicare payment rates of approximately 2.0% effective October 1, 2014.
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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, of the 2012 Form 10-K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are in a position to continue to grow, adapt to external events, and create value for our shareholders in 2013 and beyond.
Results of Operations
Payor Mix
During the three and six months ended June 30, 2013 and 2012, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Medicare	74.6%	72.9%	74.6%	73.3%
Medicaid	1.0%	1.3%	1.1%	1.2%
Workers’ compensation	1.2%	1.5%	1.3%	1.5%
Managed care and other discount plans	18.4%	19.6%	18.4%	19.5%
Other third-party payors	1.7%	1.8%	1.7%	1.7%
Patients	1.2%	1.3%	1.2%	1.3%
Other income	1.9%	1.6%	1.7%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2012 Form 10-K.

Our Results
For the three and six months ended June 30, 2013 and 2012, our consolidated results of operations were as follows:

	Three Months Ended June 30,			Percentage Change	Six Months Ended June 30,		Percentage Change
	2013		2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Millions, Except Percentage Change)
Net operating revenues	$564.5		$533.4	5.8%	$1,137.1	$1,072.0	6.1%
Less: Provision for doubtful accounts	(7.0)		(6.5)	7.7%	(14.4)	(12.8)	12.5%
Net operating revenues less provision for doubtful accounts	557.5		526.9	5.8%	1,122.7	1,059.2	6.0%
Operating expenses:
Salaries and benefits	273.6		257.4	6.3%	548.2	518.4	5.7%
Hospital-related expenses:
Other operating expenses	81.0		75.0	8.0%	159.1	148.8	6.9%
Occupancy costs	11.9		12.3	(3.3)%	24.1	24.8	(2.8)%
Supplies	26.6		25.9	2.7%	52.8	52.4	0.8%
General and administrative expenses	29.5		28.0	5.4%	59.7	58.0	2.9%
Depreciation and amortization	23.1		20.0	15.5%	45.2	39.5	14.4%
Government, class action, and related settlements	(2.0)	—	—	(100.0)%	(2.0)	—	(100.0)%
Professional fees—accounting, tax, and legal	2.2		5.5	(60.0)%	3.6	9.1	(60.4)%
Total operating expenses	445.9		424.1	5.1%	890.7	851.0	4.7%
Interest expense and amortization of debt discounts and fees	24.4		23.0	6.1%	48.6	46.3	5.0%
Other income	(1.9)		(0.4)	375.0%	(2.6)	(1.3)	100.0%
Equity in net income of nonconsolidated affiliates	(3.3)		(3.1)	6.5%	(6.2)	(6.4)	(3.1)%
Income from continuing operations before income tax (benefit) expense	92.4		83.3	10.9%	192.2	169.6	13.3%
Provision for income tax (benefit) expense	(86.5)		26.9	(421.6)%	(53.0)	56.0	(194.6)%
Income from continuing operations	178.9		56.4	217.2%	245.2	113.6	115.8%
Income (loss) from discontinued operations, net of tax	0.1		3.5	(97.1)%	(0.3)	3.1	(109.7)%
Net income	179.0		59.9	198.8%	244.9	116.7	109.9%
Less: Net income attributable to noncontrolling interests	(13.8)		(13.2)	4.5%	(28.4)	(25.8)	10.1%
Net income attributable to HealthSouth	$165.2		$46.7	253.7%	$216.5	$90.9	138.2%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision for doubtful accounts	1.2%	1.2%	1.3%	1.2%
Operating expenses:
Salaries and benefits	48.5%	48.3%	48.2%	48.4%
Hospital-related expenses:
Other operating expenses	14.3%	14.1%	14.0%	13.9%
Occupancy costs	2.1%	2.3%	2.1%	2.3%
Supplies	4.7%	4.9%	4.6%	4.9%
General and administrative expenses	5.2%	5.2%	5.3%	5.4%
Depreciation and amortization	4.1%	3.7%	4.0%	3.7%
Government, class action, and related settlements	(0.4)%	—%	(0.2)%	—%
Professional fees—accounting, tax, and legal	0.4%	1.0%	0.3%	0.8%
Total operating expenses	79.0%	79.5%	78.3%	79.4%
Additional information regarding our operating results for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$527.4	$495.0	6.5%	$1,064.5	$995.6	6.9%
Net patient revenue—outpatient and other	37.1	38.4	(3.4)%	72.6	76.4	(5.0)%
Net operating revenues	$564.5	$533.4	5.8%	$1,137.1	$1,072.0	6.1%
	(Actual Amounts)
Discharges	32,645	30,719	6.3%	64,775	61,590	5.2%
Net patient revenue per discharge	$16,156	$16,114	0.3%	$16,434	$16,165	1.7%
Outpatient visits	211,207	229,152	(7.8)%	411,678	460,395	(10.6)%
Average length of stay (days)	13.2	13.4	(1.5)%	13.3	13.5	(1.5)%
Occupancy %	69.9%	69.2%	1.0%	70.5%	69.7%	1.1%
# of licensed beds	6,777	6,538	3.7%	6,777	6,538	3.7%
Full-time equivalents*	16,180	15,378	5.2%	16,000	15,325	4.4%
Employees per occupied bed	3.43	3.41	0.6%	3.37	3.38	(0.3)%

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
Net Operating Revenues
Net patient revenue from our hospitals was 6.5% higher for the three months ended June 30, 2013 than the three months ended June 30, 2012. This increase was attributable to a 6.3% increase in patient discharges and a 0.3% increase in net patient revenue per discharge. Discharge growth included a 3.3% increase in same-store discharges. Same-store discharges were negatively impacted by the closure of 41 skilled nursing facility beds at two of our hospitals in the first quarter of 2013. Approximately 130 basis points of discharge growth from new stores resulted from the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as discussed in Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2012 Form 10-K. The increase in net patient revenue per discharge resulted from Medicare and manged care price adjustments, higher patient acuity, and a higher percentage of Medicare patients, as shown in the above payor mix table. Net patient revenue per discharge was negatively impacted in the second quarter of 2013 by sequestration and the ramping up of operations at three new hospitals. New hospitals are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
Net patient revenue from our hospitals was 6.9% higher for the six months ended June 30, 2013 than the six months ended June 30, 2012. This increase was attributable to a 5.2% increase in patient discharges and a 1.7% increase in net patient revenue per discharge. Discharge growth included a 2.8% increase in same-store discharges. Discharge growth and net patient revenue per discharge growth for the year-to-date period of 2013 was impacted by the same factors as discussed above for the second quarter of 2013. Sequestration became effective for all discharges after April 1, 2013.
Decreased outpatient volumes in both periods of 2013 compared to the same periods of 2012 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices. We had 22 and 26 outpatient rehabilitation satellite clinics as of June 30, 2013 and 2012, respectively. Outpatient and other revenues for the three and six months ended June 30, 2013 included $1.6 million of state provider tax refunds.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in the six months ended June 30, 2013 compared to the same period of 2012 was primarily the result of the aging of non-Medicare-related receivables.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2013 compared to the same periods of 2012 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2012 and 2013 development activities, and increased costs associated with employee medical plan benefits. As disclosed previously, because merit increases were foregone in 2012, management determined the Company would absorb all of the increased costs associated with medical plan benefits to employees in 2013.
Salaries and benefits as a percent of Net operating revenues increased in the second quarter of 2013 compared to the second quarter of 2012 due to the effects of sequestration and the ramping up of operations at three new hospitals. Excluding the three new hospitals added to our portfolio in the second quarter of 2013, employees per occupied bed would have been flat quarter over quarter.
Salaries and benefits as a percent of Net operating revenues decreased in the first half of 2013 compared to the first half of 2012 as a result of the previously disclosed foregone merit increase to employees in anticipation of sequestration, as well as improved productivity. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations,” to the 2012 Form 10-K.
Hospital-related Expenses
Other Operating Expenses
Other operating expenses increased during both periods of 2013 compared to the same periods of 2012 primarily as a result of increased patient volumes, including new hospitals, and the ongoing implementation of our clinical information system. As a percent of Net operating revenues, Other operating expenses increased during both periods of 2013 compared to the same periods of 2012 due to the effects of sequestration, the ramping up of operations at three new hospitals, and higher expenses associated with the ongoing implementation of our clinical information system offset by lower self-insurance costs.

Self-insurance costs associated with professional and general liability risks were less in both periods of 2013 than in the same periods of 2012 due to revised actuarial estimates resulting from better-than-expected claims experience in prior years.
Occupancy Costs
Occupancy costs decreased as a percent of Net operating revenues in both periods presented due to our purchase of the land and building previously subject to an operating lease associated with our joint venture hospital in Fayetteville, Arkansas in the second quarter of 2012. Occupancy costs are expected to continue to decrease as a percent of Net operating revenues going forward. See the “Liquidity and Capital Resources - Contractual Obligations” section of this Item.
Supplies
Supplies expense decreased as a percent of Net operating revenues in both periods presented for 2013 compared to the same periods of 2012 due to our supply chain efforts and our continual focus on monitoring and actively managing pharmaceutical costs.
General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in the first half of 2013 compared to the same period of 2012 due primarily to our increasing revenue base.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2013 compared to the same periods of 2012 due to our increased capital expenditures throughout 2012 and the first quarter of 2013.
Government, class action, and related settlements
The gain included in Government, class action, and related settlements for the three and six months ended June 30, 2013 resulted from the recovery of assets from Richard Scrushy, as discussed in Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three and six months ended June 30, 2013 and 2012 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These expenses for the three and six months ended June 30, 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits as discussed in Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 17, Income Taxes, and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three months ended June 30, 2013 compared to the same period of 2012 was due to an increase in our average borrowings outstanding offset by a decrease in the average cash interest rate. The increase in average borrowings primarily resulted from our issuance of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 in September 2012. Our average cash interest rate approximated 6.9% during the three months ended June 30, 2013 compared to 7.1% for the same period of 2012.
The increase in Interest expense and amortization of debt discounts and fees during the six months ended June 30, 2013 compared to the same period of 2012 was due to an increase in our average borrowings outstanding, as discussed above for the three month periods presented. Our average cash interest rate approximated 7.1% for the six months ended June 30, 2013 and 2012.
For additional information regarding debt and related interest expense, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

Income from Continuing Operations Before Income Tax (Benefit) Expense
The increase in our pre-tax income from continuing operations in both periods presented for 2013 compared to the same periods of 2012 resulted from increased Net operating revenues and continued disciplined expense management.
Provision for Income Tax (Benefit) Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $6 million to $12 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended June 30, 2013 and 2012, current income tax (benefit) expense was ($1.3) million and $2.2 million, respectively. For the six months ended June 30, 2013 and 2012, current income tax expense was $0.5 million and $4.3 million, respectively.
In April 2013, we entered into closing agreements with the IRS that settled federal income tax matters related to the previous restatement of our 2000 and 2001 financial statements, as well as certain other tax matters, through December 31, 2008. As a result of these closing agreements, we increased our deferred tax assets, primarily our federal NOL, and recorded a net income tax benefit of approximately $115 million in the second quarter of 2013. This income tax benefit primarily resulted from an approximate $283 million increase to our federal NOL on a gross basis.
Our Provision for income tax benefit of $86.5 million and $53.0 million for the three and six months ended June 30, 2013, respectively, primarily resulted from the settlement discussed above. It also included an approximate $3 million decrease in our valuation allowance related primarily to our capital loss carryforwards. During the second quarter of 2013, we determined a valuation allowance related to these assets was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these capital loss carryforwards as a result of realizing capital gains in the current year and the identification of sufficient taxable capital gain income within the available capital loss carryforward period. Excluding the IRS settlement and the release of the valuation allowance against these capital loss carryforwards, our estimated effective blended federal and state income tax rate for the three and six months ended June 30, 2013 would have been approximately 40% on our pre-tax income from continuing operations attributable to HealthSouth.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $2.4 million and $78.0 million as of June 30, 2013 and December 31, 2012, respectively. The amount of gross unrecognized tax benefits changed during the six months ended June 30, 2013 primarily due to the settlement with the IRS discussed above.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 17, Income Taxes, to the consolidated financial statements accompanying the 2012 Form 10-K.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased during the three and six months ended June 30, 2013 compared to the same periods of 2012 due primarily to the consolidation of St. Vincent Rehabilitation hospital (as discussed in Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2012 Form 10-K), changes at two joint venture hospitals, and improved financial performance at our joint venture hospitals. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues	$—	$0.1	$0.2	$0.8
Less: Provision for doubtful accounts	0.5	(0.4)	0.1	(0.2)
Net operating revenues less provision for doubtful accounts	0.5	(0.3)	0.3	0.6
Costs and expenses	—	(0.5)	0.5	1.1
Income (loss) from discontinued operations	0.5	0.2	(0.2)	(0.5)
Gain on disposal of assets/sale of investments of discontinued operations	—	5.0	—	5.0
Income tax expense	(0.4)	(1.7)	(0.1)	(1.4)
Income (loss) from discontinued operations, net of tax	$0.1	$3.5	$(0.3)	$3.1
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
With these objectives in mind, in June 2013, we amended our credit agreement to, among other things, permit unlimited restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.5x and extend the revolver maturity from August 2017 to June 2018 (see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2018. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, we continue to generate strong cash flows from operations, and we have flexibility with how we choose to invest our cash and return value to stakeholders.
Current Liquidity
As of June 30, 2013, we had $68.7 million in Cash and cash equivalents. This amount excludes $44.6 million in Restricted cash and $50.2 million of restricted marketable securities ($8.4 million included in Other current assets and $41.8 million included in Other long-term assets in our condensed consolidated balance sheet as of June 30, 2013). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2012 Form 10-K.
In addition to Cash and cash equivalents, as of June 30, 2013, we had $491.1 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2013, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2018, and none of our bonds are due until 2018 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2013.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, recognizing that these actions may increase our leverage ratio. And, we will continue to consider further reductions to our long-term debt. As discussed in Note 9, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we repurchased approximately 9.1 million shares of our common stock for $234.1 million, including fees and expenses relating to the tender offer, during the first quarter of 2013 using a combination of cash on hand and availability under our revolving credit facility to fund the repurchases. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.
See Item 1A, Risk Factors, of the 2012 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$226.8	$195.0
Net cash used in investing activities	(101.4)	(88.3)
Net cash used in financing activities	(189.5)	(95.7)
(Decrease) increase in cash and cash equivalents	$(64.1)	$11.0
Operating activities. Net cash provided by operating activities increased during the six months ended June 30, 2013 compared to the same period of 2012 primarily due to increased Net operating revenues and continued disciplined expense management.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2013 compared to the same period of 2012 primarily resulted from the acquisition of Walton Rehabilitation Hospital. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
Financing activities. The increase in Net cash used in financing activities during the six months ended June 30, 2013 compared to the same period of 2012 primarily resulted from repurchases of our common stock as part of the tender offer completed in the first quarter of 2013. As discussed above, we repurchased approximately 9.1 million shares of our common stock for $234.1 million, including fees and expenses relating to the tender offer, during the first quarter of 2013.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2013 are as follows (in millions):

	Total	July 1 through December 31, 2013	2014 - 2015	2016 - 2017	2018 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,192.5	$2.2	$6.9	$3.4	$1,180.0
Revolving credit facility	73.0	—	—	—	73.0
Interest on long-term debt (b)	688.1	44.1	175.3	174.7	294.0
Capital lease obligations (c)	102.1	6.4	22.1	20.1	53.5
Operating lease obligations (d)(e)	240.7	19.8	66.5	46.1	108.3
Purchase obligations (e)(f)	123.9	11.7	47.0	32.5	32.7
Other long-term liabilities (g)(h)	4.0	0.3	0.4	0.4	2.9
Total	$2,424.3	$84.5	$318.2	$277.2	$1,744.4

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2013. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general and professional liability and workers' compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 17, Income Taxes, and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K. Also, at June 30, 2013, we had $2.4 million of total gross unrecognized tax benefits. See Note 8, Income

Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also the discussion below of our purchases of the real estate associated with leased properties.

(h)	The table above does not include Redeemable noncontrolling interests of $14.1 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2013, we made capital expenditures of approximately $81 million for property and equipment and capitalized software. These expenditures included costs associated with our de novo projects, technology initiatives, capacity expansions, and our hospital refresh program, as well as our investment in a new hospital to replace our currently leased hospital in Ludlow, Massachusetts. This amount is exclusive of $28.9 million related to the acquisition of Walton Rehabilitation Hospital in Augusta, Georgia. Based on our year-to-date expenditures through June and the status of our development efforts in CON states, we are decreasing our estimated capital expenditures for 2013 from a range of $180 million to $220 million to a range of $165 million to $195 million, exclusive of acquisitions and purchases of leased properties (see below). Actual amounts spent will be dependent upon the timing of construction projects. Approximately $80 million to $90 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures.
In July 2013, we purchased the real estate previously subject to an operating lease associated with our hospital in Tallahassee, Florida for approximately $17 million. In addition, we have given notice of our intent to exercise the purchase option included in four other lease agreements associated with our hospitals. We continue to negotiate with the applicable landlords to finalize the fair value purchase price under the related lease agreements. At this time, we expect to spend up to $75 million during the second half of 2013 to purchase the real estate associated with these four hospitals.
In March 2008, we sold our corporate campus to Daniel Corporation (“Daniel”), a Birmingham, Alabama-based real estate company. The sale included a deferred purchase price component related to an incomplete 13-story building located on the property, often referred to as the Digital Hospital. Under the agreement, Daniel is obligated upon sale of its interest in the building to pay to us 40% of the net profit realized from the sale. In June 2013, Daniel sold the building to Trinity Medical Center. We are currently in discussions with Daniel to finalize the amount owed to us in connection with the sale of the building, and we expect to receive approximately $10 million to $12 million in cash from Daniel during the third quarter of 2013. While all of the cash is expected to be paid to us in the third quarter of 2013, the amount of the gain associated with this transaction will be deferred and amortized as a component of General and administrative expenses over five years, which is the remaining life of our lease agreement with Daniel for the portion of the property we continue to occupy with our corporate office.
Authorizations for Returning Capital to Stakeholders
On February 15, 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million to $350 million. Consistent with our strategy of deploying financial resources towards long-term, shareholder value-creating opportunities, during the first quarter of 2013, we completed a tender offer for our common stock. As a result of the tender offer, we purchased approximately 9.1 million shares at a price of $25.50 per share for a total cost of $234.1 million, including fees and expenses relating to the tender offer. We used a combination of cash on hand and availability under our revolving credit facility to fund the repurchases. The remaining repurchase authorization expired at the end of the tender offer.
On July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share, representing $0.72 per share annually. The first quarterly dividend has been declared and will be payable on or about October 15, 2013 to stockholders of record as of the close of business on October 1, 2013. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final approval by our board of directors each quarter after consideration of various factors, including our capital position and the best interests of our stockholders. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
In addition, our board of directors also authorized the optional redemption of 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes. Our right to call these bonds at 103% of the principal amount and the discretion provided by this authorization are not synonymous with an exercise of the call option. Repayments under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

As discussed more fully in Note 18, Earnings per Common Share, to the consolidated financial statements accompanying the 2012 Form 10-K, we issued warrants to purchase up to two million shares of our common stock to certain lenders in connection with a January 2004 debt transaction. Each warrant has an exercise price of $32.50 per share and expires on January 16, 2014. The agreement underlying these warrants includes an anti-dilutive provision that allows for adjustments to increase the number of shares of common stock purchasable upon exercise and decrease the exercise price for common stock dividends after a de minimis threshold. Additionally, our convertible perpetual preferred stock (see Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2012 Form 10‑K) also includes similar anti-dilutive protection that provides for an increase in the number of shares of common stock issuable upon conversion and a decrease in the conversion price to be adjusted for common stock dividends after a de minimis threshold.
The declaration and payment of an $0.18 per share dividend on our common stock does not trigger an adjustment for either the warrants or the preferred stock because such amount would result in a de minimis adjustment of less than 1% under the respective terms of those securities. Assuming another $0.18 per share dividend payment and a similar trading price for our common stock in January 2014, an adjustment would likely be required at that time. An adjustment to either or both of the warrants and the preferred stock could result in the inclusion of the underlying common shares in the computation of diluted weighted-average shares outstanding.
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
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard Scrushy discussed in Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K and Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
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

Our Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$179.0	$59.9	$244.9	$116.7
Income from discontinued operations, net of tax, attributable to HealthSouth	(0.1)	(3.5)	0.3	(3.1)
Provision for income tax (benefit) expense	(86.5)	26.9	(53.0)	56.0
Interest expense and amortization of debt discounts and fees	24.4	23.0	48.6	46.3
Professional fees—accounting, tax, and legal	2.2	5.5	3.6	9.1
Government, class action, and related settlements	(2.0)	—	(2.0)	—
Net noncash loss on disposal of assets	1.7	0.6	1.8	1.4
Depreciation and amortization	23.1	20.0	45.2	39.5
Stock-based compensation expense	6.5	5.9	12.8	12.0
Net income attributable to noncontrolling interests	(13.8)	(13.2)	(28.4)	(25.8)
Adjusted EBITDA	$134.5	$125.1	$273.8	$252.1
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$226.8	$195.0
Provision for doubtful accounts	(14.4)	(12.8)
Professional fees—accounting, tax, and legal	3.6	9.1
Interest expense and amortization of debt discounts and fees	48.6	46.3
Equity in net income of nonconsolidated affiliates	6.2	6.4
Net income attributable to noncontrolling interests in continuing operations	(28.4)	(25.8)
Amortization of debt discounts and fees	(2.0)	(1.8)
Distributions from nonconsolidated affiliates	(5.0)	(5.5)
Current portion of income tax expense	0.5	4.3
Change in assets and liabilities	36.2	38.4
Net cash used in (provided by) operating activities of discontinued operations	0.2	(1.7)
Other	1.5	0.2
Adjusted EBITDA	$273.8	$252.1
Growth in Adjusted EBITDA was due primarily to revenue growth and continued disciplined expense management. Sequestration negatively impacted Adjusted EBITDA by approximately $8 million and $9 million during the three and six months ended June 30, 2013, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of June 30, 2013 is shown in the following table (in millions):

	As of June 30, 2013
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,144.8	94.0%	$1,210.9	94.3%
Variable rate debt	73.0	6.0%	73.0	5.7%
Total long-term debt	$1,217.8	100.0%	$1,283.9	100.0%
Based on the size of our variable rate debt as of June 30, 2013, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.1 million over the next 12 months.
A 1% increase in interest rates would result in an approximate $39.0 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $31.6 million increase in its estimated net fair value.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2013 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Annual Report on Form 10‑K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2013	1,991	(1)	$26.10	—	$—
May 1 through May 31, 2013	11,793	(2)	28.36	—	—
June 1 through June 30, 2013	408	(2)	28.80	—	—
Total	14,192		28.06	—	—

(1)
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

(2)	Employees tendered these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.
Dividends
To date, we have not paid cash dividends on our common stock, but on July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share, representing $0.72 per share annually. The first quarterly dividend has been declared and will be payable on or about October 15, 2013 to stockholders of record as of the close of business on October 1, 2013. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the establishment of record and payment dates, will be subject to final approval by our board each quarter after consideration of various factors, including our capital position and the best interests of our stockholders.
The “restricted payments” covenant in our credit agreement limits our ability under certain circumstances to declare or pay cash dividends on our common stock. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.

Item 5.	Other Items
Appointment of Successor Trustee
All of our outstanding senior notes were issued pursuant to an indenture (the “Base Indenture”), dated as of December 1, 2009, between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Original Trustee”), as supplemented by subsequent supplemental indentures (collectively with the Base Indenture, the “Indenture”) relating to each respective series of senior notes, the 8.125% Senior Notes due 2020, the 7.25% Senior Notes due 2018, the 7.75% Senior Notes due 2022, and the 5.75% Senior Notes due 2024. The Original Trustee notified us of its intention to discontinue its corporate trust operations and, accordingly, to resign upon the appointment of a successor trustee. Effective July 29, 2013, Wells Fargo Bank, National Association (the “Successor Trustee”), was appointed as successor trustee under the Indenture. The trustee resignation and successor appointment are pursuant to the terms of the Indenture and involve no changes to the terms of the Indenture.
Pursuant to the Indenture, the Successor Trustee has accepted appointment as trustee, registrar and paying agent under the Indenture. The address of the designated corporate trust office of the Successor Trustee is 7000 Central Parkway, Suite 550, Atlanta, GA 30328.
The Successor Trustee, collectively with its affiliates, is a full service financial institution engaged in various activities, which may include securities trading, commercial and investment banking, financial advisory, investment management, investment research, principal investment, hedging, financing, and brokerage activities. The Successor Trustee has engaged in, is engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with us or our affiliates, including acting as underwriter in connection with securities offerings from time to time and providing commitments under our senior secured credit agreement. The Successor Trustee has received, or may in the future receive, customary fees and commissions for these transactions. In the ordinary course of its various business activities, the Successor Trustee may make or hold a broad array of investments and actively trade debt and equity securities (or related derivative securities) and financial instruments (including bank loans) for its own account and for the accounts of its customers, and such investment and securities activities may involve our securities and/or debt. The Successor Trustee may also make investment recommendations and/or publish or express independent research views in respect of our securities or debt and may at any time hold, or recommend to clients that they acquire, long and/or short positions in our securities and debt.
Compensation Arrangements of Certain Officers
Grant of Dividend Equivalent Rights to Holders of Performance-Based Restricted Stock
On July 25, 2013, in connection with the approval of the initiation of a quarterly cash dividend on our common stock, the Company's board of directors (the “Board”) approved, pursuant to the Amended and Restated 2008 Equity Incentive Plan (the “Equity Plan”), the grant of dividend equivalent rights on currently outstanding awards of performance-based restricted stock, or performance share units (“PSUs”). Those rights shall accrue during the associated performance period, but the resulting cash dividends will only be paid (a) to the extent shares of restricted stock are earned at the conclusion of such performance period and (b) if the grantee remains employed at the end of the year following such performance period. Ultimately, each share of common stock earned as a result of performance on the previously disclosed two-year performance metrics and not forfeited will be entitled to the per share cash dividends declared and paid on our common stock while that PSU award has been outstanding. The accrued dividend will not be deemed reinvested or earn interest. The terms of the Company's currently outstanding shares of time-based restricted stock provide for rights to dividends, if and when paid.
The descriptions of the provisions of the Equity Plan are summary in nature and are qualified in their entirety by reference to the full and complete terms of the Equity Plan which is attached as Exhibit 4(d) to the Company's Form S-8 filed on August 2, 2011 and otherwise described in the section captioned “Executive Compensation” in its Definitive Proxy Statement on Schedule 14A filed on April 2, 2013.
Amendment of the Executive Severance Plan
Additionally, on July 25, 2013, the Board amended and restated, effective as of October 14, 2013, the Company's existing Third Amended and Restated Executive Severance Plan (the “Severance Plan”) which provided for amendments that were immaterial in nature and generally for clarification purposes. The material terms of the Severance Plan, a description of which follows, remain unchanged. The named executive officers and senior vice presidents, and equivalents, of the Company are participants in the Severance Plan. As a condition to receipt of any payment or benefits, participating employees must enter into a restricted covenant and release agreement with noncompete, nonsolicitation, nondisclosure and nondisparagement requirements. Under the Severance Plan, if a participant's employment is terminated by the participant for good reason or by the Company other than for cause, then the participant is entitled to receive a cash severance payment, health benefits, and the other benefits described below. Voluntary retirement, death, and disability are not payment triggering events.
The cash severance payment would be the multiple (set forth in the table below) of annual base salary then in effect plus any accrued, but unused, paid time off, and accrued, but unpaid, salary. This amount is to be paid in a lump sum within 60 days following the participant's termination date. In addition, except in the event of termination for cause or resignation for lack of good reason, the participants and their dependents continue to be covered by all medical and dental insurance plans and programs, excluding disability, for a period of time set forth in the following table.

Position	Severance as Multiple of Annual Base Salary	Benefit Plan Continuation Period
chief executive officer	3x	36 months
executive vice presidents	2x	24 months
senior vice presidents	1x	12 months
Amounts paid under the Severance Plan are in lieu of, and not in addition to, any other severance or termination payments under any other plan or agreement with the Company. As a condition to receipt of any payment under the Severance Plan, a participant must waive any entitlement to any other severance or termination payment by us, including any severance or termination payment set forth in any employment arrangement with us. Payments do not include “gross ups” for federal taxes payable on amounts paid under the plan.
Upon the termination of a participant without cause, or his or her resignation for good reason, a prorated portion of any equity award subject to time-based vesting only that is unvested as of the effective date of the termination or resignation will automatically vest. If any restricted stock awards are performance based, the compensation committee of the Board will determine the extent to which the performance goals for those awards have been met and what awards have been earned.
The descriptions of the provisions of the Severance Plan are summary in nature and are qualified in their entirety by reference to the full and complete terms of the Severance Plan which is attached as Exhibit 10.1 to the Company's Form 8-K filed on December 9, 2011 and otherwise described in the section captioned “Severance Arrangements” in its Definitive Proxy Statement on Schedule 14A filed on April 2, 2013.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 30, 2013

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
First Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2013, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document