Form 10-Q
period 2013-09-30
HEALTHSOUTH CORP
filed 2013-10-29
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

The registrant had 87,429,848 shares of common stock outstanding, net of treasury shares, as of October 23, 2013.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, regulatory investigations, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, our effective income tax rates, our leverage ratio, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction such as the reinstatement of the “75% Rule” or the introduction of site neutral payments with skilled nursing facilities for certain conditions, and related increases in the costs of complying with such changes;

•	reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;

i

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems;

•	the price of our common or preferred stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•	our ability to attract and retain key management personnel; and

•
general conditions in the economy and capital markets, including any instability or uncertainty related to governmental impasse over approval of the United States federal budget or an increase to the debt ceiling.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)
Net operating revenues	$564.0	$537.0	$1,701.1	$1,609.0
Less: Provision for doubtful accounts	(8.0)	(7.0)	(22.4)	(19.8)
Net operating revenues less provision for doubtful accounts	556.0	530.0	1,678.7	1,589.2
Operating expenses:
Salaries and benefits	269.5	262.3	817.7	780.7
Other operating expenses	82.2	77.0	241.3	225.8
Occupancy costs	11.7	11.8	35.8	36.6
Supplies	25.5	23.8	78.3	76.2
General and administrative expenses	28.8	29.3	88.5	87.3
Depreciation and amortization	24.3	21.3	69.5	60.8
Government, class action, and related settlements	(21.3)	(3.5)	(23.3)	(3.5)
Professional fees—accounting, tax, and legal	4.2	4.1	7.8	13.2
Total operating expenses	424.9	426.1	1,315.6	1,277.1
Loss on early extinguishment of debt	—	1.3	—	1.3
Interest expense and amortization of debt discounts and fees	25.3	23.5	73.9	69.8
Other income	(0.6)	(6.1)	(3.2)	(7.4)
Equity in net income of nonconsolidated affiliates	(2.0)	(3.3)	(8.2)	(9.7)
Income from continuing operations before income tax expense (benefit)	108.4	88.5	300.6	258.1
Provision for income tax expense (benefit)	35.2	28.1	(17.8)	84.1
Income from continuing operations	73.2	60.4	318.4	174.0
(Loss) income from discontinued operations, net of tax	(0.9)	(0.5)	(1.2)	2.6
Net income	72.3	59.9	317.2	176.6
Less: Net income attributable to noncontrolling interests	(14.1)	(12.8)	(42.5)	(38.6)
Net income attributable to HealthSouth	58.2	47.1	274.7	138.0
Less: Convertible perpetual preferred stock dividends	(5.7)	(5.7)	(17.2)	(18.1)
Less: Repurchase of convertible perpetual preferred stock	—	—	—	(0.8)
Net income attributable to HealthSouth common shareholders	$52.5	$41.4	$257.5	$119.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	86.2	94.7	88.7	94.6
Diluted	100.4	108.1	102.4	108.2

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.61	$0.44	$2.87	$1.21
Discontinued operations	(0.01)	(0.01)	(0.01)	0.03
Net income	$0.60	$0.43	$2.86	$1.24
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.59	$0.44	$2.69	$1.21
Discontinued operations	(0.01)	(0.01)	(0.01)	0.03
Net income	$0.58	$0.43	$2.68	$1.24

Cash dividends per common share	$0.18	$—	$0.18	$—

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$59.1	$47.6	$275.9	$135.4
(Loss) income from discontinued operations, net of tax	(0.9)	(0.5)	(1.2)	2.6
Net income attributable to HealthSouth	$58.2	$47.1	$274.7	$138.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Millions)
COMPREHENSIVE INCOME
Net income	$72.3	$59.9	$317.2	$176.6
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	—	1.1	(0.8)	2.1
Reclassifications to net income	0.1	—	(0.9)	—
Other comprehensive income (loss) before income taxes	0.1	1.1	(1.7)	2.1
Provision for income tax benefit related to other comprehensive income (loss) items	—	—	0.1	—
Other comprehensive income (loss), net of tax	0.1	1.1	(1.6)	2.1
Comprehensive income	72.4	61.0	315.6	178.7
Comprehensive income attributable to noncontrolling interests	(14.1)	(12.8)	(42.5)	(38.6)
Comprehensive income attributable to HealthSouth	$58.3	$48.2	$273.1	$140.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$65.0	$132.8
Accounts receivable, net of allowance for doubtful accounts of $34.4 in 2013; $28.7 in 2012	253.4	249.3
Deferred income tax assets	137.5	137.5
Other current assets	119.2	117.2
Total current assets	575.1	636.8
Property and equipment, net	893.5	748.0
Goodwill	457.2	437.3
Intangible assets, net	87.3	73.2
Deferred income tax assets	412.6	393.5
Other long-term assets	130.8	135.4
Total assets	$2,556.5	$2,424.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$54.2	$45.3
Accrued expenses and other current liabilities	257.6	255.6
Total current liabilities	311.8	300.9
Long-term debt, net of current portion	1,306.2	1,239.9
Other long-term liabilities	140.4	130.5
	1,758.4	1,671.3
Commitments and contingencies
Convertible perpetual preferred stock	342.2	342.2
Redeemable noncontrolling interests	13.9	7.2
Shareholders’ equity:
HealthSouth shareholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 102,071,671 in 2013; 100,919,297 in 2012	1.0	1.0
Capital in excess of par value	2,874.5	2,876.6
Accumulated deficit	(2,150.0)	(2,424.7)
Accumulated other comprehensive (loss) income	(0.2)	1.4
Treasury stock, at cost (14,643,181 shares in 2013 and 5,233,521 shares in 2012)	(404.2)	(163.3)
Total HealthSouth shareholders’ equity	321.1	291.0
Noncontrolling interests	120.9	112.5
Total shareholders’ equity	442.0	403.5
Total liabilities and shareholders’ equity	$2,556.5	$2,424.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2013
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	274.7	—	—	38.4	313.1
Receipt of treasury stock	(0.3)	—	—	—	—	(5.8)	—	(5.8)
Dividends declared on common stock	—	—	(15.9)	—	—	—	—	(15.9)
Dividends declared on convertible perpetual preferred stock	—	—	(17.2)	—	—	—	—	(17.2)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Stock options exercised	0.3	—	7.5	—	—	—	—	7.5
Distributions declared	—	—	—	—	—	—	(30.1)	(30.1)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Other	0.8	—	4.5	—	(1.6)	(1.0)	0.1	2.0
Balance at end of period	87.4	$1.0	$2,874.5	$(2,150.0)	$(0.2)	$(404.2)	$120.9	$442.0

	Nine Months Ended September 30, 2012
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.2	$1.0	$2,874.1	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.0
Net income	—	—	—	138.0	—	—	35.6	173.6
Receipt of treasury stock	(0.7)	—	—	—	—	(11.9)	—	(11.9)
Dividends declared on convertible perpetual preferred stock	—	—	(18.1)	—	—	—	—	(18.1)
Stock-based compensation	—	—	18.1	—	—	—	—	18.1
Distributions declared	—	—	—	—	—	—	(34.2)	(34.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	11.4	11.4
Consolidation of St. Vincent Rehabilitation Hospital	—	—	—	—	—	—	13.9	13.9
Other	1.2	—	1.6	—	2.1	(2.1)	—	1.6
Balance at end of period	95.7	$1.0	$2,875.7	$(2,471.7)	$1.9	$(162.8)	$111.3	$355.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In Millions)
Cash flows from operating activities:
Net income	$317.2	$176.6
Loss (income) from discontinued operations	1.2	(2.6)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	22.4	19.8
Provision for government, class action, and related settlements	(23.3)	(3.5)
Depreciation and amortization	69.5	60.8
Equity in net income of nonconsolidated affiliates	(8.2)	(9.7)
Distributions from nonconsolidated affiliates	9.6	7.9
Stock-based compensation	19.0	18.1
Deferred tax (benefit) expense	(20.8)	80.4
Other	6.0	1.7
Increase in assets—
Accounts receivable	(26.5)	(42.3)
Other assets	(4.5)	(8.0)
Increase (decrease) in liabilities—
Accounts payable	9.9	1.4
Other liabilities	(6.6)	(2.5)
Government, class action, and related settlements	5.9	2.6
Net cash (used in) provided by operating activities of discontinued operations	(1.4)	1.5
Total adjustments	51.0	128.2
Net cash provided by operating activities	369.4	302.2

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(166.8)	(112.5)
Capitalized software costs	(15.6)	(15.7)
Acquisition of business, net of cash acquired	(28.9)	(3.1)
Proceeds from sale of restricted investments	16.9	0.3
Proceeds from sale of Digital Hospital	10.8	—
Purchase of restricted investments	(8.1)	(8.6)
Net change in restricted cash	(3.9)	7.6
Other	(1.6)	—
Net cash provided by investing activities of discontinued operations	—	7.7
Net cash used in investing activities	(197.2)	(124.3)
Cash flows from financing activities:
Proceeds from bond issuance	—	275.0
Principal payments on debt, including pre-payments	(2.5)	(101.3)
Principal borrowings on notes	15.2	—
Borrowings on revolving credit facility	147.0	135.0
Payments on revolving credit facility	(112.0)	(245.0)
Principal payments under capital lease obligations	(8.6)	(8.9)
Repurchase of common stock, including fees and expenses	(234.1)	—
Repurchase of convertible perpetual preferred stock	—	(46.0)
Debt issue costs	(1.2)	(7.0)
Dividends paid on convertible perpetual preferred stock	(17.2)	(18.9)
Distributions paid to noncontrolling interests of consolidated affiliates	(34.1)	(37.6)
Contributions from consolidated affiliates	—	9.5
Proceeds from exercising stock options	7.5	0.4
Net cash used in financing activities	(240.0)	(44.8)
(Decrease) increase in cash and cash equivalents	(67.8)	133.1
Cash and cash equivalents at beginning of period	132.8	30.1
Cash and cash equivalents at end of period	$65.0	$163.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
Net Operating Revenues—
During the three and nine months ended September 30, 2013 and 2012, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Medicare	74.1%	73.1%	74.5%	73.1%
Medicaid	1.5%	1.4%	1.2%	1.3%
Workers’ compensation	1.3%	1.5%	1.3%	1.5%
Managed care and other discount plans	18.7%	19.1%	18.5%	19.4%
Other third-party payors	1.7%	2.0%	1.7%	1.8%
Patients	1.1%	1.4%	1.1%	1.4%
Other income	1.6%	1.5%	1.7%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The Company’s reported Net operating revenues and Net income for the three and nine months ended September 30, 2013 include operating results for Walton Rehabilitation Hospital from April 1, 2013 through September 30, 2013. The following table summarizes the results of operations of the above mentioned transaction from the date of acquisition included in our consolidated results of operations and the results of operations of the combined entity had the date of the acquisition been January 1, 2012 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to HealthSouth
Acquired entity only: Actual from acquisition date to September 30, 2013	$6.8	$(0.9)
Combined entity: Supplemental pro forma from 07/01/2013-09/30/2013*	564.0	58.2
Combined entity: Supplemental pro forma from 07/01/2012-09/30/2012	542.4	47.2
Combined entity: Supplemental pro forma from 01/01/2013-09/30/2013	1,706.0	274.3
Combined entity: Supplemental pro forma from 01/01/2012-09/30/2012	1,626.0	138.1
*Pro forma amounts equal reported operating results due to the acquisition of Walton Rehabilitation Hospital effective April 1, 2013.
Information regarding the net cash paid for all acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Fair value of assets acquired	$—	$—	$15.6	$2.1
Goodwill	—	—	13.7	—
Fair value of liabilities assumed	—	—	(0.4)	—
Noncompete agreements	—	1.0	—	1.0
Net cash paid for acquisitions	$—	$1.0	$28.9	$3.1

3.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2013 and December 31, 2012, we had $19.1 million and $20.8 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 12 partially owned subsidiaries, of which 9 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues	$16.2	$18.6	$55.4	$64.2
Operating expenses	(10.3)	(9.6)	(32.5)	(37.5)
Income from continuing operations, net of tax	4.4	7.1	18.4	21.5
Net income	4.4	7.1	18.4	21.5

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2013	December 31, 2012
Credit Agreement—
Advances under revolving credit facility	$35.0	$—
Bonds payable—
7.25% Senior Notes due 2018	302.7	302.9
8.125% Senior Notes due 2020	286.5	286.2
7.75% Senior Notes due 2022	280.6	280.7
5.75% Senior Notes due 2024	275.0	275.0
Other notes payable	49.7	36.8
Capital lease obligations	90.4	71.9
	1,319.9	1,253.5
Less: Current portion	(13.7)	(13.6)
Long-term debt, net of current portion	$1,306.2	$1,239.9

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2013	$1.7	$1.7
2014	14.1	14.1
2015	9.0	9.0
2016	9.0	9.0
2017	8.1	8.1
2018	345.1	346.4
Thereafter	933.6	931.6
Total	$1,320.6	$1,319.9
In June 2013, we amended our existing credit agreement to, among other things, permit unlimited restricted payments (as defined in the credit agreement) so long as the senior secured leverage ratio remains less than or equal to 1.5x and to extend the maturity date of the revolving credit facility from August 2017 to June 2018. All other material terms of the existing credit

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

agreement remained the same and are described in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10‑K.
On October 29, 2013, we gave notice of our intent to redeem $30.2 million and $27.9 million of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022, respectively. Pursuant to the terms of these senior notes, this optional redemption represents 10% of the outstanding principal amount of the notes at a price of 103%, which will result in a total cash outlay of approximately $60 million to retire the $58.1 million in principal. This redemption is expected to close in November 2013 and is expected to be funded using a combination of cash on hand and availability under our revolving credit facility. As a result of this redemption, we expect to record an approximate $2 million Loss on early extinguishment of debt in the fourth quarter of 2013.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Balance at beginning of period	$7.2	$7.3
Net income attributable to noncontrolling interests	4.1	3.0
Distributions declared	(3.6)	(3.3)
Contribution to joint venture	6.2	—
Balance at end of period	$13.9	$7.0
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$12.6	$11.7	$38.4	$35.6
Net income attributable to redeemable noncontrolling interests	1.5	1.1	4.1	3.0
Net income attributable to noncontrolling interests	$14.1	$12.8	$42.5	$38.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2013	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$6.7	$—	$6.7	$—	M
Other long-term assets:
Restricted marketable securities	39.8	—	39.8	—	M
As of December 31, 2012
Other current assets:
Current portion of restricted marketable securities	$16.4	$—	$16.4	$—	M
Other long-term assets:
Restricted marketable securities	39.4	—	39.4	—	M
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
During the three and nine months ended September 30, 2013, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. As a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $4.9 million gain as part of Other income during the three and nine months ended September 30, 2012. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of the hospital's projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results used management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures.
During the three and nine months ended September 30, 2013, we recorded an impairment charge of $1.1 million as part of our results of discontinued operations. This charge related to a hospital that was closed in 2011. We determined the fair value of the impaired long-lived assets at the hospital based on an offer from a potential buyer.

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

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$35.0	$35.0	$—	$—
7.25% Senior Notes due 2018	302.7	325.2	302.9	328.6
8.125% Senior Notes due 2020	286.5	317.2	286.2	321.5
7.75% Senior Notes due 2022	280.6	302.4	280.7	306.5
5.75% Senior Notes due 2024	275.0	265.4	275.0	277.1
Other notes payable	49.7	49.7	36.8	36.8
Financial commitments:
Letters of credit	—	36.5	—	39.5
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
Our Provision for income tax expense of $35.2 million for the three months ended September 30, 2013 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by a decrease in our valuation allowance due to changes in certain state tax laws and provision to return adjustments made as a result of the filing of our federal income tax return for 2012. Our Provision for income tax benefit of $17.8 million for the nine months ended September 30, 2013 primarily resulted from the IRS settlement discussed above. It also included an approximate $4 million decrease in our valuation allowance related primarily to our capital loss carryforwards and changes in certain state tax laws. During the second quarter of 2013, we determined a valuation allowance related to our capital loss carryforwards was no longer

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these assets as a result of realizing capital gains in the current year and the identification of sufficient taxable capital gain income within the available capital loss carryforward period.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our utilization of NOLs could be subject to limitations under Internal Revenue Code Section 382 (“Section 382”) and may be limited in the event certain cumulative changes in ownership interests of significant stockholders over a three-year period exceed 50%. Section 382 imposes an annual limitation on the use of certain carryforward losses to an amount that approximates the value of a company at the time of an ownership change multiplied by the long-term tax exempt rate. At this time, we do not believe these limitations will restrict our ability to use any NOLs before they expire. However, no such assurances can be provided.
The $550.1 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2013 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2013, we maintained a valuation allowance of $35.6 million due to uncertainties regarding our ability to utilize a portion of our deferred tax assets, primarily related to state NOLs, before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
Our reported federal NOL of $358.3 million (approximately $1.0 billion on a gross basis) as of September 30, 2013 excludes $6.2 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Our Provision for income tax expense of $28.1 million and $84.1 million for the three and nine months ended September 30, 2012 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by an approximate $1 million reduction in our valuation allowance associated with certain capital loss carryforwards and an approximate $1 million reduction in unrecognized tax benefits due to settlements with taxing authorities and the lapse of applicable statutes of limitation for certain state matters.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $3.0 million and $78.0 million as of September 30, 2013 and December 31, 2012, respectively. The amount of gross unrecognized tax benefits changed during the nine months ended September 30, 2013 primarily due to the IRS settlement discussed above.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2012	$78.0	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	46.7	0.3
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(121.7)	—
Balance at September 30, 2013	$3.0	$0.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2013 and 2012 was not material. Accrued interest income related to income taxes as of September 30, 2013 and December 31, 2012 was not material.
HealthSouth and its subsidiaries’ federal and state income tax returns are periodically examined by various regulatory taxing authorities. In connection with such examinations, we have settled federal income tax examinations with the IRS for all tax years through 2010. We are currently under audit by two states for tax years ranging from 2007 through 2011.
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
The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all dilutive potential common shares that were outstanding during the respective periods, unless their impact would be antidilutive. The calculation of earnings per common share also considers the effect of participating securities. Unvested stock-based compensation awards that contain nonforfeitable rights to dividends and dividend equivalents, such as our nonvested restricted stock awards and restricted stock units, are considered participating securities and are included in the computation of earnings per common share pursuant to the two-class method. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.
In conjunction with the initiation of quarterly cash dividends in the third quarter of 2013, we are revising our calculation to present earnings per share using the two-class method. The two-class method should have been used during all prior periods. We assessed the materiality of these revisions and concluded they were not material to any previously issued financial statements. As prior period financial information is presented in future filings, we will modify the presentation of earnings per share to include this immaterial revision to the calculation. Earnings per share amounts may not sum due to the weighted average common shares outstanding each quarter compared to the weighted average common shares outstanding during the year-to-date and full-year periods.

	2013
	First Quarter	Second Quarter	Six Months Ended June 30
Basic earnings per share attributable to HealthSouth common shareholders, as reported:
Continuing operations	$0.49	$1.85	$2.28
Discontinued operations	—	—	—
Net income	$0.49	$1.85	$2.28
Basic earnings per share attributable to HealthSouth common shareholders as revised using the two-class method:
Continuing operations	$0.48	$1.82	$2.24
Discontinued operations	—	—	—
Net income	$0.48	$1.82	$2.24

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Basic earnings per share attributable to HealthSouth common shareholders, as reported:
Continuing operations	$0.40	$0.39	$0.44	$0.42	$1.65
Discontinued operations	(0.01)	0.04	—	0.02	0.04
Net income	$0.39	$0.43	$0.44	$0.44	$1.69
Basic earnings per share attributable to HealthSouth common shareholders as revised using the two-class method:
Continuing operations	$0.39	$0.38	$0.44	$0.41	$1.62
Discontinued operations	—	0.04	(0.01)	0.02	0.05
Net income	$0.39	$0.42	$0.43	$0.43	$1.67

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Basic earnings per share attributable to HealthSouth common shareholders, as reported:
Continuing operations	$0.60	$0.14	$0.17	$0.52	$1.42
Discontinued operations	0.19	0.03	0.37	(0.05)	0.54
Net income	$0.79	$0.17	$0.54	$0.47	$1.96
Basic earnings per share attributable to HealthSouth common shareholders as revised using the two-class method:
Continuing operations	$0.58	$0.14	$0.17	$0.50	$1.39
Discontinued operations	0.19	0.02	0.36	(0.05)	0.52
Net income	$0.77	$0.16	$0.53	$0.45	$1.91

	Year Ended December 31,
	2010	2009	2008
Basic earnings per share attributable to HealthSouth common shareholders, as reported:
Continuing operations	$9.31	$0.58	$2.34
Discontinued operations	0.10	0.19	0.39
Net income	$9.41	$0.77	$2.73
Basic earnings per share attributable to HealthSouth common shareholders as revised using the two-class method:
Continuing operations	$9.20	$0.57	$2.31
Discontinued operations	0.10	0.20	0.39
Net income	$9.30	$0.77	$2.70

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Numerator:
Income from continuing operations	$73.2	$60.4	$318.4	$174.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.1)	(12.8)	(42.5)	(38.6)
Less: Income allocated to participating securities	(0.6)	(0.6)	(4.1)	(1.6)
Less: Convertible perpetual preferred stock dividends	(5.7)	(5.7)	(17.2)	(18.1)
Less: Repurchase of convertible perpetual preferred stock	—	—	—	(0.8)
Income from continuing operations attributable to HealthSouth common shareholders	52.8	41.3	254.6	114.9
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.9)	(0.5)	(1.2)	2.6
Net income attributable to HealthSouth common shareholders	$51.9	$40.8	$253.4	$117.5
Denominator:
Basic weighted average common shares outstanding	86.2	94.7	88.7	94.6
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.61	$0.44	$2.87	$1.21
Discontinued operations	(0.01)	(0.01)	(0.01)	0.03
Net income	$0.60	$0.43	$2.86	$1.24

Diluted:
Numerator:
Income from continuing operations	$73.2	$60.4	$318.4	$174.0
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.1)	(12.8)	(42.5)	(38.6)
Income from continuing operations attributable to HealthSouth common shareholders	59.1	47.6	275.9	135.4
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.9)	(0.5)	(1.2)	2.6
Net income attributable to HealthSouth common shareholders	$58.2	$47.1	$274.7	$138.0
Denominator:
Diluted weighted average common shares outstanding	100.4	108.1	102.4	108.2
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.59	$0.44	$2.69	$1.21
Discontinued operations	(0.01)	(0.01)	(0.01)	0.03
Net income	$0.58	$0.43	$2.68	$1.24

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	86.2	94.7	88.7	94.6
Convertible perpetual preferred stock	11.6	11.6	11.6	12.2
Restricted stock awards, dilutive stock options, and restricted stock units	2.6	1.8	2.1	1.4
Diluted weighted average common shares outstanding	100.4	108.1	102.4	108.2
For the three and nine months ended September 30, 2012, adding back the dividends for the Convertible perpetual preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three and nine months ended September 30, 2012.
Options to purchase approximately 0.1 million and 1.8 million shares of common stock were outstanding as of September 30, 2013 and 2012, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
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
On July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. The first quarterly dividend was paid on October 15, 2013 to stockholders of record as of the close of business on October 1, 2013. On October 25, 2013, our board of directors declared a cash dividend of $0.18 per share payable on January 15, 2014 to stockholders of record on January 2, 2014. Future dividend payments are subject to declaration by our board of directors.
On October 25, 2013, our board of directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

The trial phase of the arbitration process began on July 12, 2010 before a three-person arbitration panel selected under rules of the American Arbitration Association (the “AAA”). On December 18, 2012, the AAA panel granted Ernst & Young’s motion to dismiss our claims on the grounds that HealthSouth is not permitted to pursue its claims since certain of its former officers and employees committed fraudulent acts. The panel also denied and dismissed Ernst & Young’s claims against us. On December 18, 2012, we, together with the stockholder derivative plaintiffs, filed a notice of appeal of the panel’s decision in the Circuit Court of Jefferson County, Alabama. On December 28, 2012, we filed a motion to vacate the decision. We assert that the panel’s decision is contrary to the Federal Arbitration Act and the duties of a public accounting firm to its corporate clients, and that the arbitrators exceeded their authority by entering an award contrary to Alabama law. On April 25, 2013, the court denied our motion to vacate. On June 4, 2013, we filed a notice of appeal to the Supreme Court of Alabama seeking review of the Circuit Court's denial of our motion to vacate the arbitration panel's decision, and the briefing schedule has begun. At this time, we do not know how long the appellate process will take.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In 2008, after we obtained discovery concerning the circumstances that led to the entry of the Consent Judgment, we filed a motion in the Michigan Action asking the court to set aside the Consent Judgment on grounds that it was the product of fraud on the court and collusion by the parties. On May 21, 2009, the court granted our motion to set aside the Consent Judgment on grounds that it was the product of fraud on the court. On March 9, 2010, General Medicine filed an appeal of the court's decision to the Sixth Circuit Court of Appeals. The parties agreed to a voluntary stay of the Alabama Action pending the outcome of General Medicine's appeal to the Sixth Circuit Court of Appeals. On April 10, 2012, the Sixth Circuit Court of Appeals reversed the lower court's ruling and reinstated the Consent Judgment. Due to the conclusion of the appeal in the Michigan Action, General Medicine requested reactivation of the Alabama Action in the Circuit Court of Jefferson County, Alabama. On January 10, 2013, we filed a motion for partial summary judgment in the Alabama Action seeking a declaration that the Consent Judgment obtained by General Medicine is not enforceable against us because, among other reasons, it was the result of collusion. On February 27, 2013, the court denied our motion and reserved the issue of collusion for a later time. The court issued a supplemental order on April 11, 2013, clarifying its February 27, 2013 ruling. The court's rulings provide that the Consent Judgment is admissible as evidence of General Medicine's claim in the Alabama Action but the amount of the Consent Judgment is not binding on us. Therefore, we remain free to present evidence challenging the amount of the damages figure contained in the Consent Judgment, including the value of the underlying contract-related claim that is the basis for the Consent Judgment. The court further ruled that we may develop and present evidence that the Consent Judgment is void in its entirety as the product of collusion by General Medicine and Horizon/CMS. The court also indicated it concurred with the Sixth Circuit Court of Appeals that the Consent Judgment did nothing more than establish Horizon/CMS's liability to General Medicine and did not establish the merits of General Medicine's separate fraudulent conveyance claims against HealthSouth. The Alabama Action is still in the discovery phase and has been set for trial beginning in June 2014.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. We intend to vigorously defend ourselves in this case. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

court not to discuss or disclose the filing of such lawsuits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG and the United States Centers for Medicare and Medicaid Services (“CMS”) relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, HealthSouth refunding amounts to Medicare or other federal healthcare programs.
In March 2008, we sold our corporate campus to Daniel Corporation (“Daniel”), a Birmingham, Alabama-based real estate company. The sale included a deferred purchase price component related to an incomplete 13-story building located on the property, often referred to as the Digital Hospital. Under the agreement, Daniel was obligated upon sale of its interest in the building to pay to us 40% of the net profit realized from the sale. In June 2013, Daniel sold the building to Trinity Medical Center. In the third quarter of 2013, we received $10.8 million in cash from Daniel in connection with the sale of the building. The gain associated with this transaction is being deferred and amortized over five years, which is the remaining life of our lease agreement with Daniel for the portion of the property we continue to occupy with our corporate office, as a component of General and administrative expenses.
Pursuant to legislative directives and authorizations from Congress, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. One type of audit contractor, the Recovery Audit Contractors, began post-payment audit processes in late 2009 for providers in general. In connection with CMS approved and announced audits related to inpatient rehabilitation facilities, we have recently received requests to review certain patient files for discharges occurring from 2010 to 2013. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our average annual patient discharges over the past three years. However, it is too early for us to assess the ultimate scope of the review, the number of claims that might subsequently be denied, and the ultimate result of any appeal or adjudication process.
As discussed in Note 19, Contingencies and Other Commitments, “Litigation Against Richard M. Scrushy,” to the consolidated financial statements accompanying the 2012 Form 10-K, we previously recorded an estimated liability for the plaintiffs in the 2004 consolidated securities action for amounts claimed by them under the 2007 comprehensive settlement of that action brought against us by our stockholders and bondholders. Specifically, this estimate related to the plaintiffs’ claim for 25% apportionment of any net recovery from Richard Scrushy, Ernst & Young LLP, and UBS. In September 2013, these plaintiffs filed a request with the federal court overseeing the settlement to approve an agreement reached on how to calculate this apportionment obligation. As a result of this filing with the court, we recorded a noncash reduction to the liability originally recorded in 2006 for this obligation during the third quarter of 2013 through the line item Government, class action, and related settlements in our condensed consolidated statements of operations.
In addition, we have resolved all claims against former officers other than Richard Scrushy who were remaining as defendants in the derivative lawsuit discussed in Note 19, Contingencies and Other Commitments, “Derivative Litigation,” to the consolidated financial statements accompanying the 2012 Form 10-K. These resolutions included the entry of final judgments against five former officers and resulted in the collection of approximately $5 million during the third quarter of 2013. These collections were included in the line item Government, class action, and related settlements in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

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
During the third quarter of 2013, certain wholly owned subsidiaries of HealthSouth made a dividend or distribution of available cash, including intercompany receivable balances, to their parents. In addition, HealthSouth made contributions to certain wholly owned subsidiaries. These dividends, distributions, and contributions impacted the Intercompany receivable, Intercompany payable, and HealthSouth shareholders’ equity line items in the accompanying condensed consolidating balance sheet as of September 30, 2013 but had no impact on the consolidated financial statements of HealthSouth Corporation.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$3.0	$399.7	$179.2	$(17.9)	$564.0
Less: Provision for doubtful accounts	—	(5.6)	(2.4)	—	(8.0)
Net operating revenues less provision for doubtful accounts	3.0	394.1	176.8	(17.9)	556.0
Operating expenses:
Salaries and benefits	0.1	187.4	85.6	(3.6)	269.5
Other operating expenses	3.2	59.6	27.9	(8.5)	82.2
Occupancy costs	1.0	12.0	4.5	(5.8)	11.7
Supplies	—	17.9	7.6	—	25.5
General and administrative expenses	28.8	—	—	—	28.8
Depreciation and amortization	2.2	16.7	5.4	—	24.3
Government, class action, and related settlements	(21.3)	—	—	—	(21.3)
Professional fees—accounting, tax, and legal	4.2	—	—	—	4.2
Total operating expenses	18.2	293.6	131.0	(17.9)	424.9
Interest expense and amortization of debt discounts and fees	22.4	2.4	0.8	(0.3)	25.3
Other income	(0.4)	—	(0.5)	0.3	(0.6)
Equity in net income of nonconsolidated affiliates	(0.3)	(1.7)	—	—	(2.0)
Equity in net income of consolidated affiliates	(59.7)	(5.5)	—	65.2	—
Management fees	(25.2)	19.2	6.0	—	—
Income from continuing operations before income tax (benefit) expense	48.0	86.1	39.5	(65.2)	108.4
Provision for income tax (benefit) expense	(10.3)	34.9	10.6	—	35.2
Income from continuing operations	58.3	51.2	28.9	(65.2)	73.2
Loss from discontinued operations, net of tax	(0.1)	(0.4)	(0.4)	—	(0.9)
Net Income	58.2	50.8	28.5	(65.2)	72.3
Less: Net income attributable to noncontrolling interests	—	—	(14.1)	—	(14.1)
Net income attributable to HealthSouth	$58.2	$50.8	$14.4	$(65.2)	$58.2
Comprehensive income	$58.3	$50.8	$28.5	$(65.2)	$72.4
Comprehensive income attributable to HealthSouth	$58.3	$50.8	$14.4	$(65.2)	$58.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$2.8	$385.1	$164.6	$(15.5)	$537.0
Less: Provision for doubtful accounts	—	(4.7)	(2.3)	—	(7.0)
Net operating revenues less provision for doubtful accounts	2.8	380.4	162.3	(15.5)	530.0
Operating expenses:
Salaries and benefits	6.3	181.0	78.4	(3.4)	262.3
Other operating expenses	3.3	56.5	25.1	(7.9)	77.0
Occupancy costs	1.0	11.1	3.9	(4.2)	11.8
Supplies	—	17.0	6.8	—	23.8
General and administrative expenses	29.3	—	—	—	29.3
Depreciation and amortization	2.2	14.6	4.5	—	21.3
Government, class action, and related settlements	(3.5)	—	—	—	(3.5)
Professional fees—accounting, tax, and legal	4.1	—	—	—	4.1
Total operating expenses	42.7	280.2	118.7	(15.5)	426.1
Loss on early extinguishment of debt	1.3	—	—	—	1.3
Interest expense and amortization of debt discounts and fees	21.2	1.9	0.7	(0.3)	23.5
Other income	(0.7)	(5.0)	(0.7)	0.3	(6.1)
Equity in net income of nonconsolidated affiliates	(1.4)	(1.9)	—	—	(3.3)
Equity in net income of consolidated affiliates	(68.1)	(4.8)	—	72.9	—
Management fees	(23.9)	18.6	5.3	—	—
Income from continuing operations before income tax (benefit) expense	31.7	91.4	38.3	(72.9)	88.5
Provision for income tax (benefit) expense	(15.5)	34.2	9.4	—	28.1
Income from continuing operations	47.2	57.2	28.9	(72.9)	60.4
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	(0.6)	—	(0.5)
Net Income	47.1	57.4	28.3	(72.9)	59.9
Less: Net income attributable to noncontrolling interests	—	—	(12.8)	—	(12.8)
Net income attributable to HealthSouth	$47.1	$57.4	$15.5	$(72.9)	$47.1
Comprehensive income	$48.2	$57.4	$28.3	$(72.9)	$61.0
Comprehensive income attributable to HealthSouth	$48.2	$57.4	$15.5	$(72.9)	$48.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$9.0	$1,215.1	$529.2	$(52.2)	$1,701.1
Less: Provision for doubtful accounts	—	(15.6)	(6.8)	—	(22.4)
Net operating revenues less provision for doubtful accounts	9.0	1,199.5	522.4	(52.2)	1,678.7
Operating expenses:
Salaries and benefits	13.5	565.7	249.4	(10.9)	817.7
Other operating expenses	9.1	177.4	79.8	(25.0)	241.3
Occupancy costs	3.1	35.9	13.1	(16.3)	35.8
Supplies	—	55.1	23.2	—	78.3
General and administrative expenses	88.5	—	—	—	88.5
Depreciation and amortization	6.5	47.8	15.2	—	69.5
Government, class action, and related settlements	(23.3)	—	—	—	(23.3)
Professional fees—accounting, tax, and legal	7.8	—	—	—	7.8
Total operating expenses	105.2	881.9	380.7	(52.2)	1,315.6
Interest expense and amortization of debt discounts and fees	66.8	5.7	2.4	(1.0)	73.9
Other income	(0.7)	(0.8)	(2.7)	1.0	(3.2)
Equity in net income of nonconsolidated affiliates	(2.5)	(5.7)	—	—	(8.2)
Equity in net income of consolidated affiliates	(243.3)	(22.3)	—	265.6	—
Management fees	(76.6)	58.7	17.9	—	—
Income from continuing operations before income tax (benefit) expense	160.1	282.0	124.1	(265.6)	300.6
Provision for income tax (benefit) expense	(114.5)	69.7	27.0	—	(17.8)
Income from continuing operations	274.6	212.3	97.1	(265.6)	318.4
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	(1.2)	—	(1.2)
Net Income	274.7	212.2	95.9	(265.6)	317.2
Less: Net income attributable to noncontrolling interests	—	—	(42.5)	—	(42.5)
Net income attributable to HealthSouth	$274.7	$212.2	$53.4	$(265.6)	$274.7
Comprehensive income	$273.1	$212.2	$95.9	$(265.6)	$315.6
Comprehensive income attributable to HealthSouth	$273.1	$212.2	$53.4	$(265.6)	$273.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$6.3	$1,164.9	$481.6	$(43.8)	$1,609.0
Less: Provision for doubtful accounts	(0.2)	(13.9)	(5.7)	—	(19.8)
Net operating revenues less provision for doubtful accounts	6.1	1,151.0	475.9	(43.8)	1,589.2
Operating expenses:
Salaries and benefits	18.7	544.4	227.8	(10.2)	780.7
Other operating expenses	9.0	166.4	71.5	(21.1)	225.8
Occupancy costs	3.1	33.4	12.6	(12.5)	36.6
Supplies	—	54.7	21.5	—	76.2
General and administrative expenses	87.3	—	—	—	87.3
Depreciation and amortization	6.4	42.2	12.2	—	60.8
Government, class action, and related settlements	(3.5)	—	—	—	(3.5)
Professional fees—accounting, tax, and legal	13.2	—	—	—	13.2
Total operating expenses	134.2	841.1	345.6	(43.8)	1,277.1
Loss on early extinguishment of debt	1.3	—	—	—	1.3
Interest expense and amortization of debt discounts and fees	63.1	5.7	1.9	(0.9)	69.8
Other income	(1.1)	(5.1)	(2.1)	0.9	(7.4)
Equity in net income of nonconsolidated affiliates	(3.3)	(6.4)	—	—	(9.7)
Equity in net income of consolidated affiliates	(206.2)	(15.6)	—	221.8	—
Management fees	(72.6)	56.4	16.2	—	—
Income from continuing operations before income tax (benefit) expense	90.7	274.9	114.3	(221.8)	258.1
Provision for income tax (benefit) expense	(46.7)	103.0	27.8	—	84.1
Income from continuing operations	137.4	171.9	86.5	(221.8)	174.0
Income from discontinued operations, net of tax	0.6	0.7	1.3	—	2.6
Net Income	138.0	172.6	87.8	(221.8)	176.6
Less: Net income attributable to noncontrolling interests	—	—	(38.6)	—	(38.6)
Net income attributable to HealthSouth	$138.0	$172.6	$49.2	$(221.8)	$138.0
Comprehensive income	$140.1	$172.6	$87.8	$(221.8)	$178.7
Comprehensive income attributable to HealthSouth	$140.1	$172.6	$49.2	$(221.8)	$140.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$61.6	$1.9	$1.5	$—	$65.0
Accounts receivable, net	—	178.2	75.2	—	253.4
Deferred income tax assets	106.6	19.7	11.2	—	137.5
Other current assets	48.9	13.8	92.3	(35.8)	119.2
Total current assets	217.1	213.6	180.2	(35.8)	575.1
Property and equipment, net	12.9	688.3	192.3	—	893.5
Goodwill	—	279.8	177.4	—	457.2
Intangible assets, net	18.4	48.5	20.4	—	87.3
Deferred income tax assets	311.7	33.5	67.4	—	412.6
Other long-term assets	67.0	19.0	44.8	—	130.8
Intercompany receivable	1,425.1	—	—	(1,425.1)	—
Total assets	$2,052.2	$1,282.7	$682.5	$(1,460.9)	$2,556.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9.4	$32.9	$11.9	$—	$54.2
Accrued expenses and other current liabilities	148.8	65.7	78.9	(35.8)	257.6
Total current liabilities	158.2	98.6	90.8	(35.8)	311.8
Long-term debt, net of current portion	1,180.6	89.2	36.4	—	1,306.2
Other long-term liabilities	50.1	11.6	78.7	—	140.4
Intercompany payable	—	381.8	239.3	(621.1)	—
	1,388.9	581.2	445.2	(656.9)	1,758.4
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Redeemable noncontrolling interests	—	—	13.9	—	13.9
Shareholders’ equity:
HealthSouth shareholders’ equity	321.1	701.5	102.5	(804.0)	321.1
Noncontrolling interests	—	—	120.9	—	120.9
Total shareholders’ equity	321.1	701.5	223.4	(804.0)	442.0
Total liabilities and shareholders’ equity	$2,052.2	$1,282.7	$682.5	$(1,460.9)	$2,556.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$131.3	$0.3	$1.2	$—	$132.8
Accounts receivable, net	0.2	178.8	70.3	—	249.3
Deferred income tax assets	106.5	19.7	11.3	—	137.5
Other current assets	30.5	15.2	89.0	(17.5)	117.2
Total current assets	268.5	214.0	171.8	(17.5)	636.8
Property and equipment, net	12.7	550.3	185.0	—	748.0
Goodwill	—	266.1	171.2	—	437.3
Intangible assets, net	18.1	41.5	13.6	—	73.2
Deferred income tax assets	340.7	0.9	51.9	—	393.5
Other long-term assets	69.9	21.3	44.2	—	135.4
Intercompany receivable	1,244.4	—	—	(1,244.4)	—
Total assets	$1,954.3	$1,094.1	$637.7	$(1,261.9)	$2,424.2
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7.4	$28.3	$9.6	$—	$45.3
Accrued expenses and other current liabilities	128.6	73.8	70.7	(17.5)	255.6
Total current liabilities	136.0	102.1	80.3	(17.5)	300.9
Long-term debt, net of current portion	1,147.3	64.2	28.4	—	1,239.9
Other long-term liabilities	37.8	11.2	81.5	—	130.5
Intercompany payable	—	515.6	1,021.4	(1,537.0)	—
	1,321.1	693.1	1,211.6	(1,554.5)	1,671.3
Commitments and contingencies
Convertible perpetual preferred stock	342.2	—	—	—	342.2
Redeemable noncontrolling interests	—	—	7.2	—	7.2
Shareholders’ equity (deficit):
HealthSouth shareholders’ equity (deficit)	291.0	401.0	(693.6)	292.6	291.0
Noncontrolling interests	—	—	112.5	—	112.5
Total shareholders’ equity (deficit)	291.0	401.0	(581.1)	292.6	403.5
Total liabilities and shareholders’ equity (deficit)	$1,954.3	$1,094.1	$637.7	$(1,261.9)	$2,424.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$70.9	$215.6	$82.9	$—	$369.4
Cash flows from investing activities:
Purchases of property and equipment	(5.2)	(142.3)	(19.3)	—	(166.8)
Capitalized software costs	(4.8)	(7.6)	(3.2)	—	(15.6)
Acquisition of business, net of cash acquired	—	(28.9)	—	—	(28.9)
Proceeds from sale of restricted investments	—	—	16.9	—	16.9
Proceeds from sale of Digital Hospital	10.8	—	—	—	10.8
Purchase of restricted investments	—	—	(8.1)	—	(8.1)
Net change in restricted cash	(0.2)	—	(3.7)	—	(3.9)
Other	—	(1.0)	(0.6)	—	(1.6)
Net cash provided by (used in) investing activities	0.6	(179.8)	(18.0)	—	(197.2)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(1.5)	(1.0)	—	—	(2.5)
Principal borrowings on notes	—	—	15.2	—	15.2
Borrowings on revolving credit facility	147.0	—	—	—	147.0
Payments on revolving credit facility	(112.0)	—	—	—	(112.0)
Principal payments under capital lease obligations	(0.2)	(5.7)	(2.7)	—	(8.6)
Repurchase of common stock, including fees and expenses	(234.1)	—	—	—	(234.1)
Debt issue costs	(1.2)	—	—	—	(1.2)
Dividends paid on convertible perpetual preferred stock	(17.2)	—	—	—	(17.2)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(34.1)	—	(34.1)
Proceeds from exercising stock options	7.5	—	—	—	7.5
Change in intercompany advances	70.5	(27.5)	(43.0)	—	—
Net cash used in financing activities	(141.2)	(34.2)	(64.6)	—	(240.0)
(Decrease) increase in cash and cash equivalents	(69.7)	1.6	0.3	—	(67.8)
Cash and cash equivalents at beginning of period	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of period	$61.6	$1.9	$1.5	$—	$65.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$21.2	$182.6	$99.1	$(0.7)	$302.2
Cash flows from investing activities:
Purchases of property and equipment	(3.3)	(76.3)	(32.9)	—	(112.5)
Capitalized software costs	(9.5)	(3.2)	(3.0)	—	(15.7)
Acquisition of business, net of cash acquired	—	(3.1)	—	—	(3.1)
Proceeds from sale of restricted investments	—	—	0.3	—	0.3
Purchase of restricted investments	—	—	(8.6)	—	(8.6)
Net change in restricted cash	(0.1)	—	7.7	—	7.6
Other	(0.1)	(0.1)	0.2	—	—
Net cash provided by investing activities of discontinued operations	—	3.3	4.4	—	7.7
Net cash used in investing activities	(13.0)	(79.4)	(31.9)	—	(124.3)
Cash flows from financing activities:
Principal borrowings on notes	7.3	—	(7.3)	—	—
Proceeds from bond issuance	275.0	—	—	—	275.0
Principal payments on debt, including pre-payments	(100.4)	(0.9)	—	—	(101.3)
Borrowings on revolving credit facility	135.0	—	—	—	135.0
Payments on revolving credit facility	(245.0)	—	—	—	(245.0)
Principal payments under capital lease obligations	(0.2)	(6.6)	(2.1)	—	(8.9)
Repurchase of convertible perpetual preferred stock	(46.0)	—	—	—	(46.0)
Debt issue costs	(7.0)	—	—	—	(7.0)
Dividends paid on convertible perpetual preferred stock	(18.9)	—	—	—	(18.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(37.6)	—	(37.6)
Contributions from consolidated affiliates	—	—	9.5	—	9.5
Proceeds from exercising stock options	0.4	—	—	—	0.4
Change in intercompany advances	124.7	(95.0)	(30.4)	0.7	—
Net cash provided by (used in) financing activities	124.9	(102.5)	(67.9)	0.7	(44.8)
Increase (decrease) in cash and cash equivalents	133.1	0.7	(0.7)	—	133.1
Cash and cash equivalents at beginning of period	26.0	1.3	2.8	—	30.1
Cash and cash equivalents at end of period	$159.1	$2.0	$2.1	$—	$163.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, to the 2012 Form 10-K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 28 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of September 30, 2013, we operated 103 inpatient rehabilitation hospitals (including two hospitals that operate as joint ventures which we account for using the equity method of accounting), 21 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business, of the 2012 Form 10-K.
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

During the three months ended September 30, 2013, discharge growth of 5.7% coupled with a 0.3% increase in net patient revenue per discharge generated 6.0% growth in net patient revenue from our hospitals compared to the three months ended September 30, 2012. Discharge growth included a 3.2% increase in same-store discharges. During the nine months ended September 30, 2013, discharge growth of 5.3% coupled with a 1.2% increase in net patient revenue per discharge generated 6.6% growth in net patient revenue from our hospitals compared to the nine months ended September 30, 2012. Discharge growth included a 2.9% increase in same-store discharges. Our growth in net patient revenue per discharge was negatively impacted by the effect of sequestration for Medicare patients during the 2013 periods presented. See the “Results of Operations” section of this Item for additional information. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Our growth efforts thus far in 2013 have included the following:

•	acquired Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia, in April 2013;

•	acquired land for a new 50-bed inpatient rehabilitation hospital in Modesto, California. Construction is expected to begin in the third quarter of 2014;

•	began accepting patients at our newly built, 40-bed inpatient rehabilitation hospital in Littleton, Colorado in May 2013;

•	began accepting patients at our newly built, 34-bed inpatient rehabilitation hospital in Stuart, Florida in June 2013. This hospital is a joint venture with Martin Health System;

•	added 32 beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Altamonte Springs, Florida	50	Q4 2013	Q4 2014
Newnan, Georgia	50	Q4 2013	Q4 2014
Middletown, Delaware	34	Q4 2013	Q4 2014
Awarded CON, but Award Remains Under Appeal
Franklin, Tennessee	40	TBD	TBD
We also completed a tender offer for our common stock during the first quarter of 2013. As a result of the tender offer, we repurchased approximately 9.1 million shares at a price of $25.50 per share for a total cost of $234.1 million, including fees and expenses relating to the tender offer. In addition, during the second quarter of 2013, we amended our credit agreement to, among other things, permit unlimited restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.5x and extend the revolver maturity from August 2017 to June 2018. And, in July 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. The first quarterly dividend was paid in October 2013. See the “Liquidity and Capital Resources” section of this Item.
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
Business Outlook
We believe our business outlook remains reasonably positive for two primary reasons. First, demographic trends, specifically the aging of the population, will increase long-term demand for inpatient rehabilitative services. While we treat patients of all ages, most of our patients are persons 65 and older (the average age of a HealthSouth patient is 72 years) and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature. We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages and life expectancies increase. The number of Medicare-eligible patients is expected to grow approximately 3% per year for the foreseeable future, creating an attractive market.
Second, we are the industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the application of rehabilitative technology, and the sustainability of best practices. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently lower costs. Our commitment to technology also includes the ongoing implementation of our rehabilitation-specific electronic clinical information system. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with referral sources and health information exchanges. Our hospitals also participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by complying with national standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 95 of our hospitals hold one or more disease-specific certifications. We also account for approximately 80% of all Joint Commission accredited Stroke Centers of Excellence nationwide.
We believe these factors align with our strengths in, and focus on, inpatient rehabilitative care. Unlike many of our competitors that may offer inpatient rehabilitation as one of many secondary services, inpatient rehabilitation is our core business. In addition, we believe we can address the demand for inpatient rehabilitative services in markets where we currently do not have a presence by constructing or acquiring new hospitals.
Healthcare has always been a highly regulated industry, and we have cautioned our stakeholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe we are well-positioned to continue to succeed and grow. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2018. Over the past few years, we have redeemed our most expensive debt and reduced our interest expense. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to invest our cash and return value to stakeholders including bed additions, de novos, acquisitions of other inpatient rehabilitation hospitals, purchases of leased properties, repurchases of our common and preferred stock, common stock dividends, and repayment of long-term debt. Specifically, on July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. In addition, on October 25, 2013, our board of directors authorized the repurchase of up to $200 million of our common stock. And, on October 29, 2013, we gave notice of our intent to redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes. See the “Liquidity and Capital Resources - Authorizations for Returning Capital to Stakeholders” section of this Item for additional information.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement and sustain our business model. We also believe we will be in a position to take action should an attractive acquisition or consolidation opportunity arise.
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

As discussed in Item 1, Business, “Sources of Revenues,” to the 2012 Form 10-K, pursuant to legislative directives and authorizations from Congress, the United States Centers for Medicare and Medicaid Services (“CMS”) has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. One type of audit contractor, the Recovery Audit Contractors (“RACs”), began post-payment audit processes in late 2009 for providers in general. In connection with CMS approved and announced audits related to inpatient rehabilitation facilities (“IRFs”), we have recently received requests to review certain patient files for discharges occurring from 2010 to 2013. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our average annual patient discharges over the past three years. However, it is too early for us to assess the ultimate scope of the review, the number of claims that might subsequently be denied, and the ultimate result of any appeal or adjudication process.

These RAC audits are focused on patient functional status at admission rather than targeting a specific diagnosis code as in previous audits. Specifically, the questions posed in these audits relate to the medical necessity requirement for admission to IRFs. Unlike the pre-payment denials of certain diagnosis codes by Medicare contractors that have been part of our operations for several years, we have not had any experience with RACs in the context of post-payment reviews of this nature. Along with our significant efforts through training and education to ensure compliance with coding and medical necessity coverage rules, we also have a formal process for complying with RAC audits, and we are cooperating fully with the RACs during this process. However, due to additional delays announced by CMS in the related adjudication process, which is the same process we have disclosed previously for appealing denials of certain diagnosis codes by Medicare contractors, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits may take in excess of two years.
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
Another challenge relates to reduced Medicare reimbursement which is discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and Item 1A, Risk Factors, of the 2012 Form 10‑K. We currently estimate sequestration will result in a net decrease in our Net operating revenues of approximately $28 million in 2013. Unless the United States Congress acts to change or eliminate sequestration, it will continue to result in a 2% decrease to reimbursements otherwise due from Medicare, after taking into consideration other changes to reimbursement rates such as market basket updates. Concerns held by federal policymakers about the federal deficit, national debt levels, and reforming the sustainable growth rate formula used to pay physicians who treat Medicare beneficiaries (the so called “Doc Fix”) could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. For example, the Health Subcommittee of the Ways and Means Committee of the United States House of Representatives held a hearing in June 2013 to examine legislative proposals contained in President Obama’s fiscal year 2014 budget submission to Congress that would affect post-acute care providers including, among other issues, elevating the 60% Rule to a 75% Rule and paying rehabilitation hospitals nursing home-based rates for certain conditions (also referred to as “site-neutral payment”). As a point of follow-up to this hearing, we provided constructive input to the Ways and Means Health Subcommittee on legislative and regulatory initiatives as well as information on the quality of care and value that inpatient rehabilitation hospitals bring to the Medicare program and its beneficiaries, and we will continue providing such input to policymakers. We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post acute care reforms, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe our efficient cost structure and substantial owned real estate coupled with the steps we have taken to reduce our debt and corresponding debt service obligations should allow us to absorb, adjust to, or mitigate any potential initiative or reimbursement reductions more easily than most other inpatient rehabilitation providers.
The inability of the U.S. federal government to approve its own funding which recently led to, and may again in the future lead to, a shutdown of various functions within the federal government may affect our operations. Provider reimbursements under Medicare represent nondiscretionary federal spending, so they should not be directly affected by a shutdown. A lengthy shutdown, however, may result in delays in claims processing, payment audits, hospital survey and certification activities, discretionary fraud and abuse enforcement activities, and other administrative functions at CMS, the U.S. Department of Health and Human Services, or both.
Likewise, the unwillingness to raise the statutory cap on the federal government’s ability to issue debt, also referred to as the “debt ceiling,” may have a significant impact on the economy and indirectly on our results of operations or financial position. For example, although the majority of patients we serve experience significant physical and cognitive disabilities due to medical conditions that are generally nondiscretionary in nature, we do treat some patients with medical conditions that are discretionary in nature. During periods of economic uncertainty, patients may choose to forgo discretionary procedures.

•
Adjusting to Changes in Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Regulatory and Reimbursement Challenges,” and “Sources of Revenue — Medicare Reimbursement,” and Item 1A, Risk Factors, to the 2012 Form 10-K. Many provisions within the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” to the 2012 Form 10-K) have impacted, or could in the future impact, our business. Most notably for us are the reductions to our annual market basket updates, including productivity adjustments, and future payment reforms such as Accountable Care Organizations and bundled payments.

In July 2013, CMS released its notice of final rulemaking for fiscal year 2014 (the “2014 Rule”) for IRFs under the prospective payment system (“IRF‑PPS”). The final rule would implement a net 1.8% market basket increase effective for discharges between October 1, 2013 and September 30, 2014, calculated as follows:

Market basket update	2.6%
Healthcare reform reduction	30 basis points
Productivity adjustment	50 basis points
The final rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, updates to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, teaching status adjustment factor, and updates to the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the final rule, we believe the 2014 Rule will result in a net increase to our Medicare payment rates of approximately 1.95% effective October 1, 2013.
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

•
Maintaining Strong Volume Growth. Various factors may impact our ability to maintain our recent volume growth rates, including competition and increasing regulatory and administrative burdens. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute care hospitals with their own rehabilitation units and other post-acute providers with relationships with referring acute care hospitals or physicians. Overly aggressive payment review practices by Medicare contractors, excessively strict enforcement of regulatory policies by government agencies, and increasingly restrictive or burdensome rules, regulations or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to add beds to our existing hospitals in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new store volume growth, the addition of hospitals to our portfolio, whether de novo construction or the product of acquisitions or joint ventures, also may be difficult and take longer than expected.

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

Results of Operations
Payor Mix
During the three and nine months ended September 30, 2013 and 2012, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Medicare	74.1%	73.1%	74.5%	73.1%
Medicaid	1.5%	1.4%	1.2%	1.3%
Workers’ compensation	1.3%	1.5%	1.3%	1.5%
Managed care and other discount plans	18.7%	19.1%	18.5%	19.4%
Other third-party payors	1.7%	2.0%	1.7%	1.8%
Patients	1.1%	1.4%	1.1%	1.4%
Other income	1.6%	1.5%	1.7%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2012 Form 10-K.

Our Results
For the three and nine months ended September 30, 2013 and 2012, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Millions, Except Percentage Change)
Net operating revenues	$564.0	$537.0	5.0%	$1,701.1	$1,609.0	5.7%
Less: Provision for doubtful accounts	(8.0)	(7.0)	14.3%	(22.4)	(19.8)	13.1%
Net operating revenues less provision for doubtful accounts	556.0	530.0	4.9%	1,678.7	1,589.2	5.6%
Operating expenses:
Salaries and benefits	269.5	262.3	2.7%	817.7	780.7	4.7%
Hospital-related expenses:
Other operating expenses	82.2	77.0	6.8%	241.3	225.8	6.9%
Occupancy costs	11.7	11.8	(0.8)%	35.8	36.6	(2.2)%
Supplies	25.5	23.8	7.1%	78.3	76.2	2.8%
General and administrative expenses	28.8	29.3	(1.7)%	88.5	87.3	1.4%
Depreciation and amortization	24.3	21.3	14.1%	69.5	60.8	14.3%
Government, class action, and related settlements	(21.3)	(3.5)	508.6%	(23.3)	(3.5)	565.7%
Professional fees—accounting, tax, and legal	4.2	4.1	2.4%	7.8	13.2	(40.9)%
Total operating expenses	424.9	426.1	(0.3)%	1,315.6	1,277.1	3.0%
Loss on early extinguishment of debt	—	1.3	(100.0)%	—	1.3	(100.0)%
Interest expense and amortization of debt discounts and fees	25.3	23.5	7.7%	73.9	69.8	5.9%
Other income	(0.6)	(6.1)	(90.2)%	(3.2)	(7.4)	(56.8)%
Equity in net income of nonconsolidated affiliates	(2.0)	(3.3)	(39.4)%	(8.2)	(9.7)	(15.5)%
Income from continuing operations before income tax expense (benefit)	108.4	88.5	22.5%	300.6	258.1	16.5%
Provision for income tax expense (benefit)	35.2	28.1	25.3%	(17.8)	84.1	(121.2)%
Income from continuing operations	73.2	60.4	21.2%	318.4	174.0	83.0%
(Loss) income from discontinued operations, net of tax	(0.9)	(0.5)	80.0%	(1.2)	2.6	(146.2)%
Net income	72.3	59.9	20.7%	317.2	176.6	79.6%
Less: Net income attributable to noncontrolling interests	(14.1)	(12.8)	10.2%	(42.5)	(38.6)	10.1%
Net income attributable to HealthSouth	$58.2	$47.1	23.6%	$274.7	$138.0	99.1%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision for doubtful accounts	1.4%	1.3%	1.3%	1.2%
Operating expenses:
Salaries and benefits	47.8%	48.8%	48.1%	48.5%
Hospital-related expenses:
Other operating expenses	14.6%	14.3%	14.2%	14.0%
Occupancy costs	2.1%	2.2%	2.1%	2.3%
Supplies	4.5%	4.4%	4.6%	4.7%
General and administrative expenses	5.1%	5.5%	5.2%	5.4%
Depreciation and amortization	4.3%	4.0%	4.1%	3.8%
Government, class action, and related settlements	(3.8)%	(0.7)%	(1.4)%	(0.2)%
Professional fees—accounting, tax, and legal	0.7%	0.8%	0.5%	0.8%
Total operating expenses	75.3%	79.3%	77.3%	79.4%
Additional information regarding our operating results for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$528.8	$498.9	6.0%	$1,593.3	$1,494.5	6.6%
Net patient revenue—outpatient and other	35.2	38.1	(7.6)%	107.8	114.5	(5.9)%
Net operating revenues	$564.0	$537.0	5.0%	$1,701.1	$1,609.0	5.7%
	(Actual Amounts)
Discharges	32,307	30,569	5.7%	97,082	92,159	5.3%
Net patient revenue per discharge	$16,368	$16,320	0.3%	$16,412	$16,217	1.2%
Outpatient visits	202,479	221,648	(8.6)%	614,157	682,043	(10.0)%
Average length of stay (days)	13.3	13.6	(2.2)%	13.3	13.5	(1.5)%
Occupancy %	69.0%	68.3%	1.0%	69.9%	68.8%	1.6%
# of licensed beds	6,789	6,598	2.9%	6,789	6,598	2.9%
Full-time equivalents*	16,213	15,545	4.3%	16,071	15,398	4.4%
Employees per occupied bed	3.48	3.46	0.6%	3.40	3.41	(0.3)%

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
Net Operating Revenues
Net patient revenue from our hospitals was 6.0% higher for the three months ended September 30, 2013 than the three months ended September 30, 2012. This increase was attributable to a 5.7% increase in patient discharges and a 0.3% increase in net patient revenue per discharge. Discharge growth included a 3.2% increase in same-store discharges. Same-store discharges were negatively impacted by the closure of 41 skilled nursing facility beds at two of our hospitals in the first quarter of 2013. The increase in net patient revenue per discharge resulted from pricing adjustments, higher patient acuity, and a higher percentage of Medicare patients, as shown in the above payor mix table. Net patient revenue per discharge was negatively impacted in the third quarter of 2013 by sequestration and a modest decline in average length of stay attributable to the timing of patient discharges around quarter end.
Net patient revenue from our hospitals was 6.6% higher for the nine months ended September 30, 2013 than the nine months ended September 30, 2012. This increase was attributable to a 5.3% increase in patient discharges and a 1.2% increase in net patient revenue per discharge. Discharge growth included a 2.9% increase in same-store discharges. Discharge growth and net patient revenue per discharge growth for the year-to-date period of 2013 was impacted by the same factors as discussed above for the third quarter of 2013. Sequestration became effective for all discharges after April 1, 2013. In addition, approximately 80 basis points of discharge growth from new stores resulted from the consolidation of St. Vincent Rehabilitation hospital beginning in the third quarter of 2012, as discussed in Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2012 Form 10-K. Net patient revenue per discharge for the 2013 year-to-date period was also negatively impacted by the ramping up of three new hospitals. New hospitals are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
Decreased outpatient volumes in both periods of 2013 compared to the same period of 2012 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices. We had 21 and 26 outpatient rehabilitation satellite clinics as of September 30, 2013 and 2012, respectively. Outpatient and other revenues for the nine months ended September 30, 2013 included $1.6 million of state provider tax refunds.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in the three and nine months ended September 30, 2013 compared to the same periods of 2012 was primarily the result of an increase in pre- and post-payment claim denials by fiscal intermediaries and a lengthening in the related adjudication process.
As discussed in the “Executive Overview - Key Challenges” section of this Item, we have received requests to review certain patient files for discharges occurring from 2010 to 2013 in connection with CMS approved and announced audits. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our average annual patient discharges over the past three years. However, it is too early for us to assess the ultimate scope of the review, the number of claims that might subsequently be denied, and the ultimate result of any appeal or adjudication process.
Salaries and Benefits
Salaries and benefits increased in the three and nine months ended September 30, 2013 compared to the same periods of 2012 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2012 and 2013 development activities, and increased costs associated with medical plan benefits. As disclosed previously, because merit increases were foregone in 2012, management determined the Company would absorb all of the increased costs associated with medical plan benefits to employees in 2013. These cost increases were offset by a $6.3 million adjustment in our group medical and workers’ compensation accruals in the third quarter of 2013 due to favorable trends in claims. Excluding the three new hospitals added to our portfolio in 2013, employees per occupied bed would have been flat quarter over quarter.
Salaries and benefits as a percent of Net operating revenues decreased in both periods of 2013 compared to the same periods of 2012 primarily as a result of the favorable adjustments in our group medical and workers’ compensation accruals, as discussed above.
Salaries and benefits are expected to increase in the fourth quarter of 2013 due to a 2.2% merit increase provided to our nonmanagement employees effective October 1, 2013.

Hospital-related Expenses
Other Operating Expenses
Other operating expenses increased during both periods of 2013 compared to the same periods of 2012 primarily as a result of increased patient volumes, including new hospitals, and the ongoing implementation of our clinical information system. As a percent of Net operating revenues, Other operating expenses increased during both periods of 2013 compared to the same periods of 2012 due to the effects of sequestration, the ramping up of operations at three new hospitals, and higher expenses associated with the ongoing implementation of our clinical information system offset by a $1.5 million reduction in general and professional liability reserves due to favorable trends in claims.
Occupancy Costs
Occupancy costs decreased as a percent of Net operating revenues in both periods presented due to our purchases of the real estate previously subject to operating leases at certain of our hospitals in 2013 and 2012. See the “Liquidity and Capital Resources - Contractual Obligations” section of this Item.
Supplies
Supplies expense increased as a percent of Net operating revenues in the third quarter of 2013 compared to the third quarter of 2012 due primarily to the effects of sequestration. Supplies expense as a percent of Net operating revenues for the nine months ended September 30, 2013 decreased compared to the same period of 2012 due to our supply chain efforts and continual focus on monitoring and actively managing pharmaceutical costs.
General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in the three and nine months ended September 30, 2013 compared to the same periods of 2012 due primarily to our increasing revenue base.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2013 compared to the same periods of 2012 due to our increased capital expenditures throughout 2012 and 2013.
Government, Class Action, and Related Settlements
The gain included in Government, class action, and related settlements for the three and nine months ended September 30, 2013 resulted from a noncash reduction in the estimated liability associated with the apportionment obligation to the plaintiffs in the January 2007 comprehensive settlement of the consolidated securities action, the collection of final judgments against former officers, and the recovery of assets from former officers, as discussed in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K. The gain included in Government, class action, and related settlements for the three and nine months ended September 30, 2012 resulted from the recovery of assets from former officers.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three and nine months ended September 30, 2013 and 2012 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. These expenses for the three and nine months ended September 30, 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits as discussed in Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 17, Income Taxes, and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K.
Loss on Early Extinguishment of Debt
As discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K, we amended our credit agreement in August 2012. As a result of this amendment, we recorded a $1.3 million Loss on early extinguishment of debt in the three and nine months ended September 30, 2012.

As discussed in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, on October 29, 2013, we gave notice of our intent to redeem 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes. As a result of this redemption, we expect to record an approximate $2 million Loss on early extinguishment of debt in the fourth quarter of 2013.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and nine months ended September 30, 2013 compared to the same periods of 2012 resulted from an increase in our average borrowings outstanding and an increase in our average cash interest rate, both of which primarily resulted from our issuance of $275 million aggregate principal amount of 5.75% Senior Notes due 2024 in September 2012. Our average cash interest rate approximated 7.4% and 7.2% during the three and nine months ended September 30, 2013, respectively, compared to 7.2% and 7.1% for the three and nine months ended September 30, 2012, respectively.
For additional information regarding debt and related interest expense, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.
Other Income
For the three and nine months ended September 30, 2012, Other income included a $4.9 million gain as a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2012 Form 10-K.
Income from Continuing Operations Before Income Tax Expense (Benefit)
The increase in our pre-tax income from continuing operations in both periods presented for 2013 compared to the same periods of 2012 resulted from increased Net operating revenues and continued disciplined expense management. Pre-tax income for the three and nine months ended September 30, 2013 included gains of $21.3 million and $23.3 million, respectively, related to Government, class action, and related settlements, as discussed above. Government, class action, and related settlements included gains of $3.5 million during the three and nine months ended September 30, 2012. Pre-tax income for the three and nine months ended September 30, 2012 also included a $4.9 million gain on the consolidation of St. Vincent Rehabilitation Hospital, as discussed above.
Provision for Income Tax Expense (Benefit)
Due to our federal and state NOLs, we currently estimate our cash income tax expense to be approximately $6 million to $12 million per year due primarily to state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended September 30, 2013 and 2012, current income tax expense (benefit) was $2.5 million and ($0.6) million, respectively. For the nine months ended September 30, 2013 and 2012, current income tax expense was $3.0 million and $3.7 million, respectively.
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
Our Provision for income tax expense of $35.2 million for the three months ended September 30, 2013 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by a decrease in our valuation allowance due to changes in certain state tax laws and provision to return adjustments made as a result of the filing of our federal income tax return for 2012. Our Provision for income tax benefit of $17.8 million for the nine months ended September 30, 2013 primarily resulted from the IRS settlement discussed above. It also included an approximate $4 million decrease in our valuation allowance related primarily to our capital loss carryforwards and changes in certain state tax laws. During the second quarter of 2013, we determined a valuation allowance related to our capital loss carryforwards was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these assets as a result of realizing capital gains in the current year and the identification of sufficient taxable capital gain income within the available capital loss carryforward period.
Our Provision for income tax expense of $28.1 million and $84.1 million for the three and nine months ended September 30, 2012 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by an approximate $1 million reduction in our valuation allowance associated with certain capital loss carryforwards and an approximate $1 million reduction in unrecognized tax benefits due to settlements with taxing authorities and the lapse of applicable statutes of limitation for certain state matters.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $3.0 million and $78.0 million as of September 30, 2013 and December 31, 2012, respectively. The amount of gross unrecognized tax benefits changed during the nine months ended September 30, 2013 primarily due to the settlement with the IRS discussed above.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 17, Income Taxes, to the consolidated financial statements accompanying the 2012 Form 10-K.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests increased during the three and nine months ended September 30, 2013 compared to the same periods of 2012 primarily due to changes at two joint venture hospitals and improved financial performance at our joint venture hospitals. The increase during the nine months ended September 30, 2013 also included the consolidation of St. Vincent Rehabilitation Hospital. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2012 Form 10-K.
Results of Discontinued Operations
The operating results of discontinued operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues	$—	$—	$0.2	$0.8
Less: Provision for doubtful accounts	—	—	0.1	(0.3)
Net operating revenues less provision for doubtful accounts	—	—	0.3	0.5
Costs and expenses	0.4	0.8	0.9	1.8
Impairments	1.1	—	1.1	—
Loss from discontinued operations	(1.5)	(0.8)	(1.7)	(1.3)
Gain on disposal of assets/sale of investments of discontinued operations	—	—	—	5.0
Income tax benefit (expense)	0.6	0.3	0.5	(1.1)
(Loss) income from discontinued operations, net of tax	$(0.9)	$(0.5)	$(1.2)	$2.6
Our results of discontinued operations primarily included five of our long-term acute care hospitals ("LTCHs") (sold in August 2011) and HealthSouth Hospital of Houston (an LTCH closed in August 2011). The impairment charge presented in the above table related to the Houston LTCH. We determined the fair value of the impaired long-lived assets at the closed LTCH based on an offer from a potential buyer. During the nine months ended September 30, 2012, we recognized gains associated with the sale of the real estate associated with the Dallas Medical Center (closed in October 2008) and an investment we had in a cancer treatment center that was part of our former diagnostic division. See Note 16, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2012 Form 10-K for additional information.
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
Current Liquidity
As of September 30, 2013, we had $65.0 million in Cash and cash equivalents. This amount excludes $53.3 million in Restricted cash and $46.5 million of restricted marketable securities ($6.7 million included in Other current assets and $39.8 million included in Other long-term assets in our condensed consolidated balance sheet as of September 30, 2013). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2012 Form 10-K.
In addition to Cash and cash equivalents, as of September 30, 2013, we had approximately $529 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2013, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2018, and our bonds all mature in 2018 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2013.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, recognizing that these actions may increase our leverage ratio. And, we will continue to consider further reductions to our long-term debt. As discussed in Note 9, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we repurchased approximately 9.1 million shares of our common stock for $234.1 million, including fees and expenses relating to the tender offer, during the first quarter of 2013 using a combination of cash on hand and availability under our revolving credit facility to fund the repurchases. And, in July 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. The first quarterly dividend was paid in October 2013. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.

See Item 1A, Risk Factors, of the 2012 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$369.4	$302.2
Net cash used in investing activities	(197.2)	(124.3)
Net cash used in financing activities	(240.0)	(44.8)
(Decrease) increase in cash and cash equivalents	$(67.8)	$133.1
Operating activities. Net cash provided by operating activities increased during the nine months ended September 30, 2013 compared to the same period of 2012 due primarily to increased Net operating revenues and continued disciplined expense management.
Investing activities. The increase in Net cash used in investing activities during the nine months ended September 30, 2013 compared to the same period of 2012 primarily resulted from increased capital expenditures and the acquisition of Walton Rehabilitation Hospital. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
Financing activities. The increase in Net cash used in financing activities during the nine months ended September 30, 2013 compared to the same period of 2012 primarily resulted from repurchases of our common stock as part of the tender offer completed in the first quarter of 2013. As discussed above, we repurchased approximately 9.1 million shares of our common stock for $234.1 million, including fees and expenses related to the tender offer, during the first quarter of 2013.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2013 are as follows (in millions):

	Total	October 1 through December 31, 2013	2014 - 2015	2016 - 2017	2018 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,194.5	$0.4	$10.6	$3.4	$1,180.1
Revolving credit facility	35.0	—	—	—	35.0
Interest on long-term debt (b)	663.1	22.2	174.3	173.2	293.4
Capital lease obligations (c)	178.7	2.8	26.3	26.9	122.7
Operating lease obligations (d)(e)	247.9	9.8	72.1	52.8	113.2
Purchase obligations (e)(f)	121.5	5.6	47.6	32.5	35.8
Other long-term liabilities (g)(h)	3.9	0.1	0.4	0.4	3.0
Total	$2,444.6	$40.9	$331.3	$289.2	$1,783.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K. See also the “Authorizations for Returning Capital to Stakeholders” section below for a discussion of our intent to redeem 10% of the outstanding principal balance of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes during the fourth quarter of 2013.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2013. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease approximately 28% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2012 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general and professional liability and workers' compensation risks, deferred income taxes, and our estimated liability for unsettled litigation. For more information, see Note 10, Self-Insured Risks, Note 17, Income Taxes, and Note 19, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2012 Form 10-K. Also, at September 30, 2013, we had $3.0 million of total gross unrecognized tax benefits. See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also the discussion below of our purchases of the real estate associated with leased properties.

(h)	The table above does not include Redeemable noncontrolling interests of $13.9 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2013, we made capital expenditures of approximately $182 million for property and equipment and capitalized software. These expenditures included costs associated with our investment in a new hospital to replace our currently leased hospital in Ludlow, Massachusetts as well as approximately $70 million to purchase four leased properties, as discussed below. This amount is exclusive of $28.9 million related to the acquisition of Walton Rehabilitation Hospital in Augusta, Georgia. Based on our year-to-date capital expenditures through September and the status of our development efforts in certificate of need states, we are revising our estimated capital expenditures for 2013 from a range of $165 million to $195 million to a range of $155 million to $195 million, exclusive of acquisitions and purchases of leased properties (see below). Actual amounts spent will be dependent upon the timing of construction projects. Approximately $80 million to $90 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures.
In the third quarter of 2013, we purchased the real estate previously subject to leases associated with four of our hospitals for approximately $70 million: Tallahassee, Florida; Montgomery, Alabama; Nittany Valley, Pennsylvania; and York, Pennsylvania. In addition, we have given notice of our intent to exercise the purchase option included in one other lease agreement associated with our hospitals. We continue to negotiate with the applicable landlord to finalize the fair value purchase price under the related lease agreement.
In March 2008, we sold our corporate campus to Daniel Corporation (“Daniel”), a Birmingham, Alabama-based real estate company. The sale included a deferred purchase price component related to an incomplete 13-story building located on the property, often referred to as the Digital Hospital. Under the agreement, Daniel was obligated upon sale of its interest in the building to pay to us 40% of the net profit realized from the sale. In June 2013, Daniel sold the building to Trinity Medical Center. In the third quarter of 2013, we received $10.8 million in cash from Daniel in connection with the sale of the building. The gain associated with this transaction is being deferred and amortized over five years, which is the remaining life of our lease agreement with Daniel for the portion of the property we continue to occupy with our corporate office, as a component of General and administrative expenses.
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
On July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. The first quarterly dividend was paid on October 15, 2013 to stockholders of record as of the close of business on October 1, 2013. On October 25, 2013, our board of directors declared a cash dividend of $0.18 per share payable on January 15, 2014 to stockholders of record on January 2, 2014. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates, will be established by our board of directors each quarter after consideration of various factors, including our capital position and the best interests of our stockholders. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
In addition, on July 25, 2013, our board of directors also granted discretion to management to exercise the call option for up to 10% of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and 7.75% Senior Notes due 2022 pursuant to the terms of these senior notes. On October 29, 2013, we gave notice of our intent to redeem $30.2 million and $27.9 million of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022, respectively. Pursuant to the terms of these senior notes, this optional redemption represents 10% of the outstanding principal amount of the notes at a price of 103%, which will result in a total cash outlay of approximately $60 million to retire the $58.1 million in principal. This redemption is expected to close in November 2013 and is expected to be funded using a combination of cash on hand and availability under our revolving credit facility. As a result of this redemption, we expect to record an approximate $2 million Loss on early extinguishment of debt in the fourth quarter of 2013. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2012 Form 10-K.
As discussed more fully in Note 18, Earnings per Common Share, to the consolidated financial statements accompanying the 2012 Form 10-K, we issued warrants to purchase up to two million shares of our common stock to certain lenders in connection with a January 2004 debt transaction. Each warrant has an exercise price of $32.50 per share and expires on January 16, 2014. The agreement underlying these warrants includes an antidilutive provision that allows for adjustments to increase the number of shares of common stock purchasable upon exercise and decrease the exercise price for common stock dividends after a de minimis threshold. Additionally, our convertible perpetual preferred stock (see Note 11, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2012 Form 10‑K) also includes similar antidilutive protection that provides for an increase in the number of shares of common stock issuable upon conversion, currently 32.7869, and a decrease in the conversion price, currently $30.50, to be adjusted for common stock dividends after a de minimis threshold.
The payment in January of an $0.18 per share dividend on our common stock will likely trigger the antidilutive adjustment for these warrants and the preferred stock. The resulting exercise price of each warrant and preferred stock would be $32.17 and $30.19 per share, respectively, and the resulting exercise or conversion rate would be 0.202 and 33.1237 for each warrant and preferred share, assuming a market value of $35.40 per share of common stock as of January 2, 2014. This adjustment may also result in the inclusion of the underlying common shares in the computation of diluted weighted-average shares outstanding if they were not previously included.
On October 25, 2013, our board of directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Repurchases under this authorization, if any, are expected to be funded using cash on hand and availability under our revolving credit facility.
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

Our Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$72.3	$59.9	$317.2	$176.6
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	0.9	0.5	1.2	(2.6)
Provision for income tax expense (benefit)	35.2	28.1	(17.8)	84.1
Interest expense and amortization of debt discounts and fees	25.3	23.5	73.9	69.8
Loss on early extinguishment of debt	—	1.3	—	1.3
Professional fees—accounting, tax, and legal	4.2	4.1	7.8	13.2
Government, class action, and related settlements	(21.3)	(3.5)	(23.3)	(3.5)
Net noncash loss on disposal of assets	2.5	1.6	4.3	3.0
Depreciation and amortization	24.3	21.3	69.5	60.8
Stock-based compensation expense	6.2	6.1	19.0	18.1
Net income attributable to noncontrolling interests	(14.1)	(12.8)	(42.5)	(38.6)
Gain on consolidation of St. Vincent Rehabilitation Hospital	—	(4.9)	—	(4.9)
Adjusted EBITDA	$135.5	$125.2	$409.3	$377.3
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$369.4	$302.2
Provision for doubtful accounts	(22.4)	(19.8)
Professional fees—accounting, tax, and legal	7.8	13.2
Interest expense and amortization of debt discounts and fees	73.9	69.8
Equity in net income of nonconsolidated affiliates	8.2	9.7
Net income attributable to noncontrolling interests in continuing operations	(42.5)	(38.6)
Amortization of debt discounts and fees	(3.0)	(2.7)
Distributions from nonconsolidated affiliates	(9.6)	(7.9)
Current portion of income tax expense	3.0	3.7
Change in assets and liabilities	21.8	48.8
Net cash used in (provided by) operating activities of discontinued operations	1.4	(1.5)
Other	1.3	0.4
Adjusted EBITDA	$409.3	$377.3
Growth in Adjusted EBITDA was due primarily to revenue growth and continued disciplined expense management. Adjusted EBITDA for the three and nine months ended September 30, 2013 benefited from approximately $8 million in adjustments to self-insurance reserves, as discussed above. Sequestration negatively impacted Adjusted EBITDA by approximately $8 million and $17 million during the three and nine months ended September 30, 2013, respectively.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on these items.

Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates impacts the net fair value of our fixed rate debt but has no impact on interest expense or cash flows. Interest rate changes on variable rate debt impact our interest expense and cash flows, but do not impact the net fair value of the underlying debt instruments. Our fixed and variable rate debt (excluding capital lease obligations and other notes payable) as of September 30, 2013 is shown in the following table (in millions):

	As of September 30, 2013
	Carrying Amount	% of Total	Estimated Fair Value	% of Total
Fixed rate debt	$1,144.8	97.0%	$1,210.2	97.2%
Variable rate debt	35.0	3.0%	35.0	2.8%
Total long-term debt	$1,179.8	100.0%	$1,245.2	100.0%
Based on the size of our variable rate debt as of September 30, 2013, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $0.3 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.1 million over the next 12 months.
A 1% increase in interest rates would result in an approximate $36.4 million decrease in the estimated net fair value of our fixed rate debt, and a 1% decrease in interest rates would result in an approximate $28.6 million increase in its estimated net fair value.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2013 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 and our Annual Report on Form 10‑K for the year ended December 31, 2012 (the “2012 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2013:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2013	1,715	(2)	$30.22	—	$—
August 1 through August 31, 2013	—		—	—	—
September 1 through September 30, 2013	—		—	—	—
Total	1,715		30.22	—

(1)
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

Dividends
On July 25, 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. The first quarterly dividend has been declared and was paid on October 15, 2013 to stockholders of record as of the close of business on October 1, 2013. On October 25, 2013, our board approved a common dividend payable on January 15, 2014 to stockholders of record as of the close of business on January 2, 2014. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates, will be established by our board each quarter after consideration of various factors, including our capital position and the best interests of our stockholders.

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

Item 5.	Other Information
Compensation Arrangements of Certain Officers

Amendment of the Change in Control Plan

On October 25, 2013, our board of directors approved certain amendments to the Company’s existing Amended and Restated Change in Control Benefits Plan. The material changes to this plan, adopted in amended and restated form (the “Change in Control Benefits Plan”), are:

•
To conform the definition of “change in control” to that included in the Equity Plan as most recently adopted by our stockholders by increasing the threshold, from 25% to 30%, at which an acquiror’s ownership of the Company’s common stock or combined voting power triggers a change in control;

•
To clarify that a potential change in control event is only a trigger for benefits thereunder if the conditions leading to such event are in existence at the time of the termination and the actual change in control ultimately occurs;

•	To add payment of (x) a pro-rated target cash incentive and (y) any earned but not yet paid cash incentive amounts upon termination following a change in control as a benefit thereunder;

•
To provide that a portion of any cash benefits to be paid thereunder will be attributed to the value, as determined by an independent accounting firm, of the non-compete agreement each participant is required to execute as a condition to receiving any benefits; and

•	To conform the dispute resolution procedure to that included in the Company’s Fourth Amended and Restated Executive Severance Plan.
The other material terms of the Change in Control Benefits Plan remain unchanged. The descriptions of the provisions of the Change in Control Benefits Plan are summary in nature and are qualified in their entirety by reference to the full and complete terms of the Change in Control Benefits Plan which is attached as Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2008 and filed on February 24, 2009 and otherwise described in the section captioned “Severance Arrangements” in its Definitive Proxy Statement on Schedule 14A filed on April 2, 2013.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 29, 2013

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1	HealthSouth Corporation Fourth Amended and Restated Executive Severance Plan. +
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.