Form 10-Q
period 2014-03-31
HEALTHSOUTH CORP
filed 2014-04-29
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

The registrant had 88,097,810 shares of common stock outstanding, net of treasury shares, as of April 22, 2014.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “predict,” “project,” “target,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction such as the transformation of the current healthcare system to coordinated care delivery and payment models, the reinstatement of the “75% Rule,” or the introduction of site neutral payments with skilled nursing facilities for certain conditions, and related increases in the costs of complying with such changes;

•	reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;

i

•
increased costs of regulatory compliance and compliance monitoring in the healthcare industry, including the costs of investigating and defending asserted claims, whether meritorious or not, and the potential reputational harm associated with those claims;

•	the ability of each of our hospitals to maintain licensure, certification, and accreditation necessary to operate and receive reimbursement;

•
our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and the impact on our labor expenses from potential union activity and staffing recruitment and retention;

•	competitive pressures in the healthcare industry and our response to those pressures;

•
our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures consistent with our growth strategy, including realization of anticipated revenues, cost savings, and productivity improvements arising from the related operations and avoidance of unforeseen exposure to liabilities;

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

•
general conditions in the economy and capital markets, including any instability or uncertainty related to political disputes or impasses over the United States federal budget or similar matters affecting federal spending.

The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements or their effects on the value of our securities.

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Net operating revenues	$591.2	$572.6
Less: Provision for doubtful accounts	(7.5)	(7.4)
Net operating revenues less provision for doubtful accounts	583.7	565.2
Operating expenses:
Salaries and benefits	286.1	274.6
Other operating expenses	84.5	78.1
Occupancy costs	10.5	12.2
Supplies	27.6	26.2
General and administrative expenses	30.7	30.2
Depreciation and amortization	26.4	22.1
Professional fees—accounting, tax, and legal	1.6	1.4
Total operating expenses	467.4	444.8
Interest expense and amortization of debt discounts and fees	27.9	24.2
Other income	(1.7)	(0.7)
Equity in net income of nonconsolidated affiliates	(4.3)	(2.9)
Income from continuing operations before income tax expense	94.4	99.8
Provision for income tax expense	32.8	33.5
Income from continuing operations	61.6	66.3
Loss from discontinued operations, net of tax	(0.1)	(0.4)
Net income	61.5	65.9
Less: Net income attributable to noncontrolling interests	(14.8)	(14.6)
Net income attributable to HealthSouth	46.7	51.3
Less: Convertible perpetual preferred stock dividends	(1.6)	(5.7)
Net income attributable to HealthSouth common shareholders	$45.1	$45.6

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	87.3	94.0
Diluted	100.9	107.1

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.51	$0.48
Discontinued operations	—	—
Net income	$0.51	$0.48
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.48	$0.48
Discontinued operations	—	—
Net income	$0.48	$0.48

Cash dividends per common share	$0.18	$—

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$46.8	$51.7
Loss from discontinued operations, net of tax	(0.1)	(0.4)
Net income attributable to HealthSouth	$46.7	$51.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Millions)
COMPREHENSIVE INCOME
Net income	$61.5	$65.9
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.1	0.1
Other comprehensive income, net of tax	0.1	0.1
Comprehensive income	61.6	66.0
Comprehensive income attributable to noncontrolling interests	(14.8)	(14.6)
Comprehensive income attributable to HealthSouth	$46.8	$51.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$53.1	$64.5
Accounts receivable, net of allowance for doubtful accounts of $23.9 in 2014; $23.1 in 2013	272.7	261.8
Deferred income tax assets	138.9	139.0
Other current assets	120.5	115.1
Total current assets	585.2	580.4
Property and equipment, net	930.7	910.5
Goodwill	456.9	456.9
Intangible assets, net	89.6	88.2
Deferred income tax assets	325.3	354.3
Other long-term assets	151.4	144.1
Total assets	$2,539.1	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48.5	$61.9
Accrued expenses and other current liabilities	253.5	249.7
Total current liabilities	302.0	311.6
Long-term debt, net of current portion	1,503.1	1,505.2
Other long-term liabilities	145.6	142.2
	1,950.7	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock	93.2	93.2
Redeemable noncontrolling interests	13.0	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; issued:103,858,199 in 2014; 102,648,302 in 2013	1.0	1.0
Capital in excess of par value	2,849.3	2,849.4
Accumulated deficit	(2,054.4)	(2,101.1)
Accumulated other comprehensive loss	—	(0.1)
Treasury stock, at cost (15,746,690 shares in 2014 and 14,654,436 shares in 2013)	(440.3)	(404.6)
Total HealthSouth shareholders’ equity	355.6	344.6
Noncontrolling interests	126.6	124.1
Total shareholders’ equity	482.2	468.7
Total liabilities and shareholders’ equity	$2,539.1	$2,534.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2014
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	46.7	—	—	12.8	59.5
Receipt of treasury stock	(0.3)	—	—	—	—	(9.2)	—	(9.2)
Dividends declared on common stock	—	—	(16.0)	—	—	—	—	(16.0)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	7.3	—	—	—	—	7.3
Stock options exercised	0.1	—	3.6	—	—	—	—	3.6
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(10.3)	(10.3)
Repurchases of common stock in open market	(0.8)	—	—	—	—	(26.3)	—	(26.3)
Other	0.9	—	0.3	—	0.1	(0.2)	—	0.2
Balance at end of period	88.1	$1.0	$2,849.3	$(2,054.4)	$—	$(440.3)	$126.6	$482.2

	Three Months Ended March 31, 2013
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	51.3	—	—	13.3	64.6
Receipt of treasury stock	(0.2)	—	—	—	—	(5.4)	—	(5.4)
Dividends declared on convertible perpetual preferred stock	—	—	(5.7)	—	—	—	—	(5.7)
Stock-based compensation	—	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(10.6)	(10.6)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Other	0.8	—	5.1	—	0.1	(0.3)	—	4.9
Balance at end of period	87.2	$1.0	$2,882.3	$(2,373.4)	$1.5	$(403.1)	$115.2	$223.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Millions)
Cash flows from operating activities:
Net income	$61.5	$65.9
Loss from discontinued operations	0.1	0.4
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	7.5	7.4
Depreciation and amortization	26.4	22.1
Equity in net income of nonconsolidated affiliates	(4.3)	(2.9)
Distributions from nonconsolidated affiliates	3.4	3.4
Stock-based compensation	7.3	6.3
Deferred tax expense	29.2	31.7
Other	3.1	0.8
(Increase) decrease in assets—
Accounts receivable	(24.7)	(24.3)
Other assets	(4.7)	1.4
Increase (decrease) in liabilities—
Accounts payable	2.6	12.1
Other liabilities	(0.1)	(2.2)
Net cash used in operating activities of discontinued operations	(0.2)	(0.7)
Total adjustments	45.5	55.1
Net cash provided by operating activities	107.1	121.4
Cash flows from investing activities:
Purchases of property and equipment	(56.6)	(30.1)
Capitalized software costs	(7.0)	(8.1)
Escrow deposit — acquisition of business	—	(11.0)
Other	(4.2)	1.3
Net cash used in investing activities	(67.8)	(47.9)
Cash flows from financing activities:
Borrowings on revolving credit facility	40.0	122.0
Payments on revolving credit facility	(42.0)	—
Repurchase of common stock, including fees and expenses	(26.3)	(232.6)
Dividends paid on common stock	(15.8)	—
Dividends paid on convertible perpetual preferred stock	(1.6)	(5.7)
Distributions paid to noncontrolling interests of consolidated affiliates	(12.0)	(13.2)
Proceeds from exercise of stock warrants	6.3	—
Other	0.7	3.3
Net cash used in financing activities	(50.7)	(126.2)
Decrease in cash and cash equivalents	(11.4)	(52.7)
Cash and cash equivalents at beginning of period	64.5	132.8
Cash and cash equivalents at end of period	$53.1	$80.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest owner and operator of inpatient rehabilitation hospitals in the United States in terms of patients treated and discharged, revenues, and number of hospitals. We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis.
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 20, 2014 (the “2013 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Net Operating Revenues—
During the three months ended March 31, 2014 and 2013, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2014	2013
Medicare	75.2%	74.7%
Medicaid	1.3%	1.1%
Workers’ compensation	1.3%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.1%	18.5%
Other third-party payors	1.6%	1.7%
Patients	1.0%	1.1%
Other income	1.5%	1.6%
Total	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2013 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.

2.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2014 and December 31, 2013, we had $20.1 million and $20.3 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 10 partially owned subsidiaries, of which 8 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2014	2013
Net operating revenues	$21.3	$19.5
Operating expenses	(11.2)	(11.2)
Income from continuing operations, net of tax	18.5	6.7
Net income	18.5	6.7
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

3.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$13.5	$7.2
Net income attributable to noncontrolling interests	2.0	1.3
Distributions declared	(2.5)	(0.9)
Contribution to joint venture	—	6.2
Balance at end of period	$13.0	$13.8
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,

	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$12.8	$13.3
Net income attributable to redeemable noncontrolling interests	2.0	1.3
Net income attributable to noncontrolling interests	$14.8	$14.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$3.0	$—	$3.0	$—	M
Other long-term assets:
Restricted marketable securities	45.6	—	45.6	—	M
As of December 31, 2013
Other current assets:
Current portion of restricted marketable securities	$4.7	$—	$4.7	$—	M
Other long-term assets:
Restricted marketable securities	42.9	—	42.9	—	M
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2014 and March 31, 2013, we did not record any material gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2013 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$43.0	$43.0	$45.0	$45.0
7.25% Senior Notes due 2018	272.4	288.0	272.4	291.4
8.125% Senior Notes due 2020	286.7	315.0	286.6	319.4
7.75% Senior Notes due 2022	252.5	276.2	252.5	275.0
5.75% Senior Notes due 2024	275.0	282.6	275.0	273.6
2.00% Convertible Senior Subordinated Notes due 2043	251.6	349.0	249.5	339.7
Other notes payable	46.3	46.3	47.6	47.6
Financial commitments:
Letters of credit	—	37.3	—	36.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2013 Form 10-K.
See also Note 3, Redeemable Noncontrolling Interests.

5.	Share-Based Payments
In February 2014, we issued 0.6 million of restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance or market condition. For the awards that include a performance or market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2014, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2013 Form 10-K.

6.	Income Taxes
Our Provision for income tax expense of $32.8 million and $33.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The $464.2 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2014 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2014, we maintained a valuation allowance of $30.3 million due to uncertainties regarding our ability to utilize a portion of our state NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
Our reported federal NOL of $303.0 million (approximately $866 million on a gross basis) as of March 31, 2014 excludes $11.2 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Total remaining gross unrecognized tax benefits were $1.1 million as of March 31, 2014 and December 31, 2013, none of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2013	$1.1	$0.3
Gross amount of increases in unrecognized tax benefits related to prior periods	—	0.1
Balance at March 31, 2014	$1.1	$0.4
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2014 and 2013 was not material. Accrued interest income related to income taxes as of March 31, 2014 and December 31, 2013 was not material.
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
In conjunction with the initiation of quarterly cash dividends in the third quarter of 2013, we revised our calculation to present earnings per share using the two-class method. The two-class method should have been used during all prior periods. We assessed the materiality of these revisions and concluded they were not material to any previously issued financial statements. The revision for the three months ended March 31, 2013 is presented below.

2013
First Quarter
Basic earnings per share attributable to HealthSouth common shareholders, as reported:
Continuing operations	$0.49
Discontinued operations	—
Net income	$0.49
Basic earnings per share attributable to HealthSouth common shareholders as revised using the two-class method:
Continuing operations	$0.48
Discontinued operations	—
Net income	$0.48

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic:
Numerator:
Income from continuing operations	$61.6	$66.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.8)	(14.6)
Less: Income allocated to participating securities	(0.5)	(0.8)
Less: Convertible perpetual preferred stock dividends	(1.6)	(5.7)
Income from continuing operations attributable to HealthSouth common shareholders	44.7	45.2
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(0.4)
Net income attributable to HealthSouth common shareholders	$44.6	$44.8
Denominator:
Basic weighted average common shares outstanding	87.3	94.0
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.51	$0.48
Discontinued operations	—	—
Net income	$0.51	$0.48

Diluted:
Numerator:
Income from continuing operations	$61.6	$66.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.8)	(14.6)
Add: Interest on convertible debt, net of tax	2.2	—
Income from continuing operations attributable to HealthSouth common shareholders	49.0	51.7
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(0.4)
Net income attributable to HealthSouth common shareholders	$48.9	$51.3
Denominator:
Diluted weighted average common shares outstanding	100.9	107.1
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.48	$0.48
Discontinued operations	—	—
Net income	$0.48	$0.48

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	87.3	94.0
Convertible perpetual preferred stock	3.2	11.6
Convertible senior subordinated notes	8.1	—
Restricted stock awards, dilutive stock options, and restricted stock units	2.3	1.5
Diluted weighted average common shares outstanding	100.9	107.1
For the three months ended March 31, 2013, adding back the dividends for the Convertible perpetual preferred stock to Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three months ended March 31, 2013.
Options to purchase approximately 0.1 million and 1.4 million shares of common stock were outstanding as of March 31, 2014 and 2013, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During the first quarter of 2014, we repurchased 0.8 million shares of our common stock in the open market for $26.3 million using cash on hand.
On February 14, 2014, our board of directors declared a cash dividend of $0.18 per share that was paid on April 15, 2014 to stockholders of record on April 1, 2014. As of March 31, 2014, accrued common stock dividends of $16.1 million were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
As discussed more fully in Note 10, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2013 Form 10-K, the agreement underlying our preferred stock includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the preferred stock had a conversion price of $30.50 per share, which was equal to an initial conversion rate of 32.7869 shares of common stock per share of preferred stock. Additionally, our convertible notes (see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10‑K) also includes similar antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes.
The payment in January of an $0.18 per share dividend on our common stock triggered the antidilutive adjustment for the preferred stock. As of January 3, 2014, the resulting exercise price of each share of preferred stock was $30.17, and the resulting conversion rate was 33.1455 for each preferred share. The payment in April of an $0.18 per share dividend on our common stock triggered the antidilutive adjustment for the preferred stock and the convertible notes. As of April 2, 2014, the resulting exercise price of each preferred stock and convertible note was $30.01 and $39.23 per share, respectively, and the resulting conversion rate was 33.3222 and 25.4896 for each preferred share and convertible note, respectively.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued ten million warrants with an expiration date of January 16, 2014 to the lender to purchase shares of our common stock. The following table summarizes information relating to these warrants and their activity from December 31, 2013 through their expiration date (number of warrants in millions):

	Number of Warrants	Weighted Average Exercise Price
Common stock warrants outstanding as of December 31, 2013	2.9	$32.50
Cashless exercise	(1.8)	32.16
Cash exercise	(1.0)	32.16
Expired	(0.1)	32.16
Common stock warrants outstanding as of January 16, 2014	—
The above exercises resulted in the issuance of 0.2 million shares of common stock during the three months ended March 31, 2014. Cash exercises resulted in gross proceeds of $6.3 million during the three months ended March 31, 2014.
See Note 10, Convertible Perpetual Preferred Stock, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2013 Form 10-K for additional information related to common stock, common stock warrants, and convertible perpetual preferred stock.

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
Litigation By and Against Former Independent Auditor—
In March 2003, claims on behalf of HealthSouth were brought against Ernst & Young, LLP in a stockholder derivative lawsuit initially filed in the Circuit Court of Jefferson County, Alabama on August 28, 2002 and captioned Tucker v. Scrushy. The Tucker derivative litigation, including the claims against various other defendants and the $2.9 billion judgment against Mr. Scrushy, our former chairman and chief executive officer, is more fully described in “Derivative Litigation” and “Litigation Against Richard M. Scrushy” in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K. The Tucker complaint alleges that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by certain officers and employees, and should have reported them to our board of directors and the audit committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs.
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
We have denied liability to General Medicine and asserted defenses and counterclaims against General Medicine for fraud, injurious falsehood, tortious interference with business relations, conspiracy, unjust enrichment, abuse of process, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud, collusion and bad faith by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

against HealthSouth in favor of General Medicine. Consequently, we assert that the Consent Judgment is not evidence of a legitimate debt owed by Horizon/CMS to General Medicine that is collectible from HealthSouth under any theory of liability.
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
On January 9, 2014 and on February 18, 2014, the court entered rulings which together provided that the $376 million damages figure contained in the Consent Judgment is not admissible at trial and that, accordingly, the issue of collusion with respect to the amount of the Consent Judgment is now moot. Instead of relying on the Consent Judgment to prove damages against Horizon/CMS, General Medicine will be required to prove the amount of any damages it has against Horizon/CMS. On March 31, 2014, General Medicine filed a motion seeking partial summary judgment and requesting dismissal of our defenses and counterclaims which allege the Consent Judgment was the product of fraud, collusion and bad faith. A hearing on this motion has been set for May 21, 2014.
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
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The new subpoenas do not include requests for specific patient files, but it is expected that such requests will be made for the new group of hospitals.
All of the subpoenas are in connection with an investigation of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requests documents and materials relating to practices, procedures, protocols and policies, of certain pre- and post-admissions activities at these hospitals including, among other things, marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% rule,” an inpatient rehabilitation hospital must treat 60% or more of its patients from at least one of a specified list of medical conditions in order to be reimbursed at the inpatient rehabilitation hospital payment rates, rather than at the lower acute care hospital payment rates.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 1.5x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.
As described in Note 10, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2013 Form 10-K, our preferred stock generally provides for the payment of cash dividends, subject to certain limitations. Our credit agreement and our senior note indenture do not limit the payment of dividends on the preferred stock.
Periodically, certain wholly owned subsidiaries of HealthSouth make dividends or distributions of available cash and/or intercompany receivable balances to their parents. In addition, HealthSouth makes contributions to certain wholly owned subsidiaries. When made, these dividends, distributions, and contributions impact the Intercompany receivable, Intercompany payable, and HealthSouth shareholders’ equity line items in the accompanying condensed consolidating balance sheet but have no impact on the consolidated financial statements of HealthSouth Corporation.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$3.8	$427.0	$182.2	$(21.8)	$591.2
Less: Provision for doubtful accounts	—	(5.5)	(2.0)	—	(7.5)
Net operating revenues less provision for doubtful accounts	3.8	421.5	180.2	(21.8)	583.7
Operating expenses:
Salaries and benefits	5.6	196.9	87.3	(3.7)	286.1
Other operating expenses	4.9	59.8	28.5	(8.7)	84.5
Occupancy costs	1.0	14.3	4.5	(9.3)	10.5
Supplies	—	19.6	8.0	—	27.6
General and administrative expenses	30.7	—	—	—	30.7
Depreciation and amortization	2.9	17.9	5.6	—	26.4
Professional fees—accounting, tax, and legal	1.6	—	—	—	1.6
Total operating expenses	46.7	308.5	133.9	(21.7)	467.4
Interest expense and amortization of debt discounts and fees	25.3	2.2	0.7	(0.3)	27.9
Other income	(0.2)	(1.2)	(0.6)	0.3	(1.7)
Equity in net income of nonconsolidated affiliates	—	(4.3)	—	—	(4.3)
Equity in net income of consolidated affiliates	(67.9)	(6.8)	—	74.7	—
Management fees	(26.6)	20.4	6.2	—	—
Income from continuing operations before income tax (benefit) expense	26.5	102.7	40.0	(74.8)	94.4
Provision for income tax (benefit) expense	(20.3)	42.5	10.6	—	32.8
Income from continuing operations	46.8	60.2	29.4	(74.8)	61.6
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net Income	46.7	60.2	29.4	(74.8)	61.5
Less: Net income attributable to noncontrolling interests	—	—	(14.8)	—	(14.8)
Net income attributable to HealthSouth	$46.7	$60.2	$14.6	$(74.8)	$46.7
Comprehensive income	$46.8	$60.2	$29.4	$(74.8)	$61.6
Comprehensive income attributable to HealthSouth	$46.8	$60.2	$14.6	$(74.8)	$46.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$3.1	$413.8	$172.6	$(16.9)	$572.6
Less: Provision for doubtful accounts	—	(5.3)	(2.1)	—	(7.4)
Net operating revenues less provision for doubtful accounts	3.1	408.5	170.5	(16.9)	565.2
Operating expenses:
Salaries and benefits	7.5	189.0	81.7	(3.6)	274.6
Other operating expenses	2.9	57.7	25.7	(8.2)	78.1
Occupancy costs	1.0	12.0	4.2	(5.0)	12.2
Supplies	—	18.6	7.6	—	26.2
General and administrative expenses	30.2	—	—	—	30.2
Depreciation and amortization	2.1	15.2	4.8	—	22.1
Professional fees—accounting, tax, and legal	1.4	—	—	—	1.4
Total operating expenses	45.1	292.5	124.0	(16.8)	444.8
Interest expense and amortization of debt discounts and fees	22.1	1.7	0.7	(0.3)	24.2
Other income	(0.3)	—	(0.7)	0.3	(0.7)
Equity in net income of nonconsolidated affiliates	(0.9)	(2.0)	—	—	(2.9)
Equity in net income of consolidated affiliates	(69.8)	(5.5)	—	75.3	—
Management fees	(25.9)	20.0	5.9	—	—
Income from continuing operations before income tax (benefit) expense	32.8	101.8	40.6	(75.4)	99.8
Provision for income tax (benefit) expense	(18.6)	41.3	10.8	—	33.5
Income from continuing operations	51.4	60.5	29.8	(75.4)	66.3
(Loss) income from discontinued operations, net of tax	(0.1)	0.1	(0.4)	—	(0.4)
Net Income	51.3	60.6	29.4	(75.4)	65.9
Less: Net income attributable to noncontrolling interests	—	—	(14.6)	—	(14.6)
Net income attributable to HealthSouth	$51.3	$60.6	$14.8	$(75.4)	$51.3
Comprehensive income	$51.4	$60.6	$29.4	$(75.4)	$66.0
Comprehensive income attributable to HealthSouth	$51.4	$60.6	$14.8	$(75.4)	$51.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$51.4	$0.3	$1.4	$—	$53.1
Accounts receivable, net	—	196.7	76.0	—	272.7
Deferred income tax assets	85.5	34.5	18.9	—	138.9
Other current assets	63.9	15.2	111.3	(69.9)	120.5
Total current assets	200.8	246.7	207.6	(69.9)	585.2
Property and equipment, net	13.9	724.1	192.7	—	930.7
Goodwill	—	279.6	177.3	—	456.9
Intangible assets, net	17.9	48.6	23.1	—	89.6
Deferred income tax assets	259.9	24.5	40.9	—	325.3
Other long-term assets	61.7	34.4	55.3	—	151.4
Intercompany receivable	1,485.4	—	—	(1,485.4)	—
Total assets	$2,039.6	$1,357.9	$696.9	$(1,555.3)	$2,539.1
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7.6	$29.2	$11.7	$—	$48.5
Accrued expenses and other current liabilities	157.0	69.3	97.0	(69.8)	253.5
Total current liabilities	164.6	98.5	108.7	(69.8)	302.0
Long-term debt, net of current portion	1,381.8	87.1	34.2	—	1,503.1
Other long-term liabilities	44.4	17.4	83.8	—	145.6
Intercompany payable	—	283.2	213.9	(497.1)	—
	1,590.8	486.2	440.6	(566.9)	1,950.7
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	13.0	—	13.0
Shareholders’ equity:
HealthSouth shareholders’ equity	355.6	871.7	116.7	(988.4)	355.6
Noncontrolling interests	—	—	126.6	—	126.6
Total shareholders’ equity	355.6	871.7	243.3	(988.4)	482.2
Total liabilities and shareholders’ equity	$2,039.6	$1,357.9	$696.9	$(1,555.3)	$2,539.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$60.5	$2.3	$1.7	$—	$64.5
Accounts receivable, net	—	184.7	77.1	—	261.8
Deferred income tax assets	85.5	34.5	19.0	—	139.0
Other current assets	37.0	15.8	80.8	(18.5)	115.1
Total current assets	183.0	237.3	178.6	(18.5)	580.4
Property and equipment, net	16.3	698.5	195.7	—	910.5
Goodwill	—	279.6	177.3	—	456.9
Intangible assets, net	18.1	49.6	20.5	—	88.2
Deferred income tax assets	288.8	24.5	41.0	—	354.3
Other long-term assets	64.6	27.1	52.4	—	144.1
Intercompany receivable	1,438.8	—	—	(1,438.8)	—
Total assets	$2,009.6	$1,316.6	$665.5	$(1,457.3)	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15.1	$32.6	$14.2	$—	$61.9
Accrued expenses and other current liabilities	130.5	71.0	66.7	(18.5)	249.7
Total current liabilities	145.6	103.6	80.9	(18.5)	311.6
Long-term debt, net of current portion	1,381.7	88.1	35.4	—	1,505.2
Other long-term liabilities	44.5	17.4	80.3	—	142.2
Intercompany payable	—	299.2	228.9	(528.1)	—
	1,571.8	508.3	425.5	(546.6)	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	13.5	—	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity	344.6	808.3	102.4	(910.7)	344.6
Noncontrolling interests	—	—	124.1	—	124.1
Total shareholders’ equity	344.6	808.3	226.5	(910.7)	468.7
Total liabilities and shareholders’ equity	$2,009.6	$1,316.6	$665.5	$(1,457.3)	$2,534.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$18.4	$59.2	$29.5	$—	$107.1
Cash flows from investing activities:
Purchases of property and equipment	(7.6)	(38.9)	(10.1)	—	(56.6)
Capitalized software costs	(2.1)	(1.5)	(3.4)	—	(7.0)
Other	0.9	2.2	(7.3)	—	(4.2)
Net cash used in investing activities	(8.8)	(38.2)	(20.8)	—	(67.8)
Cash flows from financing activities:
Borrowings on revolving credit facility	40.0	—	—	—	40.0
Payments on revolving credit facility	(42.0)	—	—	—	(42.0)
Repurchase of common stock, including fees and expenses	(26.3)	—	—	—	(26.3)
Dividends paid on common stock	(15.8)	—	—	—	(15.8)
Dividends paid on convertible perpetual preferred stock	(1.6)	—	—	—	(1.6)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(12.0)	—	(12.0)
Proceeds from exercising stock warrants	6.3	—	—	—	6.3
Other	3.5	(1.0)	(1.8)	—	0.7
Change in intercompany advances	17.2	(22.0)	4.8	—	—
Net cash used in financing activities	(18.7)	(23.0)	(9.0)	—	(50.7)
Decrease in cash and cash equivalents	(9.1)	(2.0)	(0.3)	—	(11.4)
Cash and cash equivalents at beginning of period	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of period	$51.4	$0.3	$1.4	$—	$53.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$31.1	$65.9	$24.4	$—	$121.4
Cash flows from investing activities:
Purchases of property and equipment	(0.5)	(24.1)	(5.5)	—	(30.1)
Capitalized software costs	(4.5)	(2.7)	(0.9)	—	(8.1)
Escrow deposit—acquisition of business	—	(11.0)	—	—	(11.0)
Other	(0.2)	(0.3)	1.8	—	1.3
Net cash used in investing activities	(5.2)	(38.1)	(4.6)	—	(47.9)
Cash flows from financing activities:
Borrowings on revolving credit facility	122.0	—	—	—	122.0
Repurchase of common stock, including fees and expenses	(232.6)	—	—	—	(232.6)
Dividends paid on convertible perpetual preferred stock	(5.7)	—	—	—	(5.7)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.2)	—	(13.2)
Other	1.2	(2.7)	4.8	—	3.3
Change in intercompany advances	33.8	(23.4)	(10.4)	—	—
Net cash used in financing activities	(81.3)	(26.1)	(18.8)	—	(126.2)
(Decrease) increase in cash and cash equivalents	(55.4)	1.7	1.0	—	(52.7)
Cash and cash equivalents at beginning of period	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of period	$75.9	$2.0	$2.2	$—	$80.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2013 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, to the 2013 Form 10-K.
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 28 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of March 31, 2014, we operated 103 inpatient rehabilitation hospitals (including two hospitals that operate as joint ventures which we account for using the equity method of accounting), 17 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business, of the 2013 Form 10-K.
2014 Overview
Our 2014 strategy focuses on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals;

•	expanding our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets;

•
continuing our shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, recognizing that some of these actions may increase our leverage ratio; and

•
positioning the Company for continued success in the evolving healthcare delivery system. This preparation includes continuing the installation of our electronic clinical information system which allows for interfaces with all major acute care electronic medical record systems and health information exchanges as well as participating in bundling projects and Accountable Care Organizations (“ACOs”).

During the first quarter of 2014, discharge growth of 2.4% coupled with a 1.5% increase in net patient revenue per discharge generated 3.9% growth in net patient revenue from our hospitals compared to the first quarter of 2013. Discharge growth included a 0.4% increase in same-store discharges. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.

Our growth efforts thus far in 2014 have included the continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Altamonte Springs, Florida	50	Q4 2013	Q4 2014
Newnan, Georgia	50	Q4 2013	Q4 2014
Middletown, Delaware	34	Q4 2013	Q4 2014
Modesto, California	50	Second Half - 2014	Q4 2015
Franklin, Tennessee*	40	TBD	TBD
*A certificate of need has been awarded, but it is currently under appeal.
In April 2014, we signed an agreement with Mountain States Health Alliance to form a joint venture to own and operate a 26-bed, free-standing inpatient rehabilitation hospital in Johnson City, Tennessee. The formation of the joint venture is subject to customary closing conditions, including regulatory approvals. We expect to finalize the joint venture by the end of 2014.
We also continued our shareholder value-enhancing strategies by repurchasing 0.8 million shares of our common stock in the open market for $26.3 million and paying a quarterly cash dividend of $0.18 per share on our common stock. See the “Liquidity and Capital Resources” section of this Item. In addition, we further strengthened our balance sheet by purchasing the real estate previously subject to a lease associated with our hospital in San Antonio, Texas.
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
Second, we are the industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, our financial strength, and the application of rehabilitation technology. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently contain cost growth. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our hospitals also participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 96 of our hospitals hold one or more disease-specific certifications. We also account for approximately 80% of all Joint Commission disease-specific certifications in stroke nationwide.
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
Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches being explored may not work. As outlined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Key

Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” of the 2013 Form 10-K, we are positioning the Company in a prudent manner to be responsive to industry shifts, whatever they might be.
Healthcare has always been a highly regulated industry, and we have cautioned our stakeholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe we are well positioned to continue to succeed and grow. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2018. Over the past few years, we have redeemed our most expensive debt and reduced our interest expense. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to invest our cash and return value to shareholders including bed additions, de novos, acquisitions of other inpatient rehabilitation hospitals, purchases of leased properties, repurchases of our common and preferred stock, common stock dividends (including the potential growth of the quarterly cash dividend on our common stock), and repayment of long-term debt. Specifically, on February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 to $250 million. See the “Liquidity and Capital Resources—Authorizations for Returning Capital to Stakeholders” section of this Item for additional information.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement and sustain our business model. We also believe we will be in a position to take action should an attractive acquisition or consolidation opportunity arise.
Key Challenges
Currently, the healthcare industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” of the 2013 Form 10-K) to identify and implement workable coordinated care delivery models. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to and succeed in a highly regulated industry, and we have a proven track record of doing so.
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
As discussed in Item 1, Business, “Sources of Revenues,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” of the 2013 Form 10‑K, in connection with United States Centers for Medicare and Medicaid Services (“CMS”) approved and announced Recovery Audit Contractor (“RAC”) audits related to inpatient rehabilitation facilities, we have received requests to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we currently plan to appeal substantially all RAC denials arising from these audits.
The contracts awarded to RACs by CMS were set to expire in February 2014 but have been extended briefly pending finalization of new contracts. In late February 2014, CMS announced it will pause the operations of the current RACs until new contracts are awarded. This also means hospitals will not receive any new requests from RACs until new contracts are awarded. However, once the new contracts are in place, RACs will be able to audit claims for dates of service during the time period covered by this pause. CMS has not announced when it expects to finalize the new RAC contracts. While we make provisions for these claims based on our historical experience and success rates in the claim adjudication process, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be reviewed.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2013 Form 10‑K and Note 8, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2013 Form 10‑K. Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notably for us are the reductions to our annual market basket updates, including productivity adjustments, and future payment reforms such as ACOs and bundled payments.

Given the complexity and the number of changes in the 2010 Healthcare Reform Laws, we cannot predict their ultimate impact. In addition, the healthcare industry in general is facing uncertainty associated with the efforts, begun in earnest by initiatives included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care delivery models. The ultimate nature and timing of the transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.

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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2013 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our hospitals remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

See also Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2013 Form 10‑K.
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are positioning the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of opportunities that arise as the industry moves to this new stage. We are in a position to continue to grow, adapt to external events, and create value for our shareholders in 2014 and beyond.
Results of Operations
Payor Mix
During the three months ended March 31, 2014 and 2013, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2014	2013
Medicare	75.2%	74.7%
Medicaid	1.3%	1.1%
Workers’ compensation	1.3%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.1%	18.5%
Other third-party payors	1.6%	1.7%
Patients	1.0%	1.1%
Other income	1.5%	1.6%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2013 Form 10-K.

Our Results
For the three months ended March 31, 2014 and 2013, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net operating revenues	$591.2	$572.6	3.2%
Less: Provision for doubtful accounts	(7.5)	(7.4)	1.4%
Net operating revenues less provision for doubtful accounts	583.7	565.2	3.3%
Operating expenses:
Salaries and benefits	286.1	274.6	4.2%
Hospital-related expenses:
Other operating expenses	84.5	78.1	8.2%
Occupancy costs	10.5	12.2	(13.9)%
Supplies	27.6	26.2	5.3%
General and administrative expenses	30.7	30.2	1.7%
Depreciation and amortization	26.4	22.1	19.5%
Professional fees—accounting, tax, and legal	1.6	1.4	14.3%
Total operating expenses	467.4	444.8	5.1%
Interest expense and amortization of debt discounts and fees	27.9	24.2	15.3%
Other income	(1.7)	(0.7)	142.9%
Equity in net income of nonconsolidated affiliates	(4.3)	(2.9)	48.3%
Income from continuing operations before income tax expense	94.4	99.8	(5.4)%
Provision for income tax expense	32.8	33.5	(2.1)%
Income from continuing operations	61.6	66.3	(7.1)%
Loss from discontinued operations, net of tax	(0.1)	(0.4)	(75.0)%
Net income	61.5	65.9	(6.7)%
Less: Net income attributable to noncontrolling interests	(14.8)	(14.6)	1.4%
Net income attributable to HealthSouth	$46.7	$51.3	(9.0)%
Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2014	2013
Provision for doubtful accounts	1.3%	1.3%
Operating expenses:
Salaries and benefits	48.4%	48.0%
Hospital-related expenses:
Other operating expenses	14.3%	13.6%
Occupancy costs	1.8%	2.1%
Supplies	4.7%	4.6%
General and administrative expenses	5.2%	5.3%
Depreciation and amortization	4.5%	3.9%
Professional fees—accounting, tax, and legal	0.3%	0.2%
Total operating expenses	79.1%	77.7%

Additional information regarding our operating results for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,		Percentage Change
	2014	2013	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$558.2	$537.1	3.9%
Net patient revenue—outpatient and other	33.0	35.5	(7.0)%
Net operating revenues	$591.2	$572.6	3.2%
	(Actual Amounts)
Discharges	32,889	32,130	2.4%
Net patient revenue per discharge	$16,972	$16,716	1.5%
Outpatient visits	182,170	200,471	(9.1)%
Average length of stay (days)	13.4	13.5	(0.7)%
Occupancy %	71.9%	72.4%	(0.7)%
# of licensed beds	6,825	6,646	2.7%
Full-time equivalents*	16,209	15,819	2.5%
Employees per occupied bed	3.32	3.31	0.3%

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
Net Operating Revenues
Net patient revenue from our hospitals was 3.9% higher for the first quarter of 2014 compared to the same period of 2013. This increase was attributable to a 2.4% increase in patient discharges and a 1.5% increase in net patient revenue per discharge. Discharge growth included a 0.4% increase in same-store discharges. Winter storms negatively impacted same-store discharges in the first quarter of 2014 by approximately 100 basis points. The increase in net patient revenue per discharge resulted from higher patient acuity and pricing adjustments. Net patient revenue per discharge was negatively impacted in the first quarter of 2014 by approximately $9 million for sequestration. Excluding the impact of sequestration, net patient revenue per discharge would have increased by 3.2%.
Decreased outpatient volumes in the first quarter of 2014 compared to the first quarter of 2013 resulted from the closure of outpatient satellite clinics and continued competition from physicians offering physical therapy services within their own offices. We had 17 and 23 outpatient rehabilitation satellite clinics as of March 31, 2014 and 2013, respectively.
Provision for Doubtful Accounts
Our Provision for doubtful accounts was flat as a percent of Net operating revenues in the first quarter of 2014 compared to the same quarter of 2013. We expect our Provision for doubtful accounts to be in the range of 1.3% to 1.5% for full-year 2014.

Salaries and Benefits
Salaries and benefits increased in the first quarter of 2014 compared to the same period of 2013 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2013 development activities, and a 2.2% merit increase given to all eligible nonmanagement employees effective October 1, 2013.
Salaries and benefits as a percent of Net operating revenues increased by 40 basis points in the first quarter of 2014 compared to the first quarter of 2013 due to the negative impact of sequestration. Without sequestration, Salaries and benefits as a percent of Net operating revenues would have decreased by 30 basis points.
Hospital-related Expenses
Other Operating Expenses
Other operating expenses increased during the first quarter of 2014 compared to the same quarter of 2013 primarily as a result of increased patient volumes, planned expenses associated with a TeamWorks project to enhance the patient experience, and the ongoing implementation of our clinical information system. TeamWorks is a series of operations-focused initiatives using identified best practices to reduce inefficiencies and improve performance across a wide spectrum of operational areas. See Item 1, Business, “Overview of the Company—Competitive Strengths,” of the 2013 Form 10-K for a discussion of TeamWorks.
As a percent of Net operating revenues, Other operating expenses increased during the first quarter of 2014 compared to the first quarter of 2013 due to the effects of sequestration, as well as higher expenses associated with the TeamWorks project and implementation of the clinical information system discussed above.
Occupancy Costs
Occupancy costs decreased in total and as a percent of Net operating revenues in the first quarter of 2014 compared to the same period of 2013 due to our purchases of the real estate previously subject to operating leases at certain of our hospitals in the latter half of 2013.
In March 2014, we purchased the real estate previously subject to an operating lease associated with our hospital in San Antonio, Texas. As a result of this purchase and the purchases made in 2013, we expect Occupancy costs to continue to decrease as a percent of Net operating revenues going forward.
Supplies
Supplies expense increased as a percent of Net operating revenues in the first quarter of 2014 compared to the same period of 2013 due to the negative impact of sequestration.
General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in the first quarter of 2014 compared to the same quarter of 2013 due primarily to the deferral and amortization of the gain associated with the 2013 Digital Hospital transaction discussed in Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2013 Form 10-K. Excluding this gain, General and administrative expenses would have been flat as a percent of Net operating revenues.
Depreciation and Amortization
Depreciation and amortization increased during the first quarter of 2014 compared to the same period of 2013 due to our increased capital expenditures throughout 2013 and the first quarter of 2014.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the first quarter of 2014 and 2013 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 8, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K.

Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the first quarter of 2014 compared to the same quarter of 2013 resulted from an increase in our average borrowings outstanding offset by a decrease in our average cash interest rate. Average borrowings outstanding increased in the first quarter of 2014 compared to same quarter of 2013 primarily as a result of our issuance of $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding preferred stock in November 2013. Our average cash interest rate approximated 6.6% and 7.2% during the three months ended March 31, 2014 and 2013, respectively.
Other Income
Other income for the first quarter of 2014 included an approximate $1 million gain from the sale of an investment.
Equity in Net Income of Nonconsolidated Affiliates
Equity in net income of nonconsolidated affiliates for the first quarter of 2014 included an approximate $1 million gain from the sale of the underlying assets of an equity investment.
Income from Continuing Operations Before Income Tax Expense
The decrease in our pre-tax income from continuing operations in the first quarter of 2014 compared to the same period of 2013 resulted from solid operating results offset by the negative impact of sequestration, higher depreciation and amortization related to recent capital expenditures, and higher interest expense and amortization of debt discounts and fees related to the exchange of convertible senior subordinated notes for preferred stock in the fourth quarter of 2013. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $10 million to $15 million, net of refunds, for 2014. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended March 31, 2014 and 2013, current income tax expense was $3.6 million and $1.8 million, respectively.
Our Provision for income tax expense of $32.8 million and $33.5 million for the three months ended March 31, 2014 and March 31, 2013, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
In certain state jurisdictions, we do not expect to generate sufficient income to use all of our available NOLs prior their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdiction, or if the timing of future tax deductions differs from our expectations.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $1.1 million as of March 31, 2014 and December 31, 2013.
See Note 6, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2013 Form 10-K.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. Fluctuations in these amounts are primarily driven by the financial performance of the applicable hospital population each period.

Results of Discontinued Operations
The operating results of discontinued operations were not material for either period presented. For additional information regarding discontinued operations, see Note 15, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2013 Form 10-K.
In connection with the 2007 sale of our surgery centers division (now known as Surgical Care Affiliates, or “SCA”) to ASC Acquisition LLC, an affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership, we received an option, subject to terms and conditions set forth below, to purchase up to a 5% equity interest in SCA. The price of the option is equal to the original issuance price of the units subscribed for by TPG and certain other co-investors in connection with the acquisition plus a 15% premium, compounded annually. The option has a term of ten years and is exercisable upon certain liquidity events, including a public offering of SCA’s shares of common stock that results in 30% or more of SCA’s common stock being listed or traded on a national securities exchange. On November 4, 2013, SCA announced the closing of its initial public offering, which was not a qualifying liquidity event. If there is a secondary offering that results in a qualifying liquidity event under our option agreement with TPG, we intend to exercise our rights through a cashless net exercise arrangement. If the option becomes exercisable, we believe it will have a strike price below the price of the asset being purchased.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Maintaining adequate liquidity includes supporting the execution of our operating and strategic plans and allowing us to weather temporary disruptions in the capital markets and general business environment. Maintaining flexibility in our capital structure includes limiting debt maturities in any given year, allowing for debt prepayments without onerous penalties, and ensuring our debt agreements are limited in restrictive terms and maintenance covenants.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2018. Our balance sheet remains strong. Our leverage ratio is within our target range, and we have ample availability under our revolving credit facility. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
Current Liquidity
As of March 31, 2014, we had $53.1 million in Cash and cash equivalents. This amount excludes $57.9 million in restricted cash and $48.6 million of restricted marketable securities ($3.0 million included in Other current assets and $45.6 million included in Other long-term assets in our condensed consolidated balance sheet as of March 31, 2014). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2013 Form 10-K.
In addition to Cash and cash equivalents, as of March 31, 2014, we had approximately $520 million available to us under our revolving credit facility. Our credit agreement governs the majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2014, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2018, and our bonds all mature in 2018 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2014.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing core business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, including the potential growth of the quarterly cash dividend on our common stock, recognizing that these actions may increase our leverage ratio. And, we will continue to consider further reductions to our long-term debt. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.
See Item 1A, Risk Factors, of the 2013 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$107.1	$121.4
Net cash used in investing activities	(67.8)	(47.9)
Net cash used in financing activities	(50.7)	(126.2)
Decrease in cash and cash equivalents	$(11.4)	$(52.7)
Operating activities. Net cash provided by operating activities decreased during the three months ended March 31, 2014 compared to the same period of 2013 due primarily to anticipated increases in working capital during the first quarter of 2014. Payroll tax withholdings related to the vesting of employee restricted stock awards and timing differences in accounts payable caused the increases in working capital.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2014 compared to the same period of 2013 primarily resulted from increased capital expenditures. Capital expenditures for the first quarter of 2014 included approximately $12 million of hospital and technology equipment that was received in 2013 but not paid for until 2014.
Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2014 compared to the same period of 2013 primarily resulted from repurchases of our common stock as part of the tender offer completed in the first quarter of 2013. We repurchased 9.1 million shares of our common stock for $232.5 million during the first quarter of 2013. We repurchased 0.8 million shares of our common stock in the open market for $26.3 million during the first quarter of 2014.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2014 are as follows (in millions):

	Total	April 1 through December 31, 2014	2015 - 2016	2017 - 2018	2019 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,384.5	$5.1	$4.9	$274.5	$1,100.0
Revolving credit facility	43.0	—	—	43.0	—
Interest on long-term debt (b)	781.2	66.9	177.8	172.2	364.3
Capital lease obligations (c)	172.4	9.2	27.1	27.0	109.1
Operating lease obligations (d)(e)	252.6	29.3	70.2	51.5	101.6
Purchase obligations (e)(f)	111.8	16.7	48.7	20.6	25.8
Other long-term liabilities (g)(h)	3.9	0.3	0.4	0.4	2.8
Total	$2,749.4	$127.5	$329.1	$589.2	$1,703.6

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2014. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease approximately 26% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2013 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, at March 31, 2014, we had $1.1 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 6, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $13.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2014, we made capital expenditures of approximately $64 million for property and equipment and capitalized software. These expenditures included $17.3 million for the purchase of the real estate previously subject to a lease associated with our hospital in San Antonio, Texas and approximately $12 million of hospital and technology equipment that was received in 2013 but not paid for until 2014. During 2014, we expect to spend approximately $185 million to $230 million for capital expenditures. This estimated range for capital expenditures is exclusive of acquisitions. Approximately $90 million to $100 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects.
In December 2013, we signed an agreement to acquire an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital in Worcester, Massachusetts. This transaction, which is subject to regulatory approval and is expected to close in 2014, will increase our ownership interest from 50% to 80% and will, when completed, result in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of the consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, we expect to record a gain of $22 million to $32 million during 2014.
Authorizations for Returning Capital to Stakeholders
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we have paid the same per share dividend quarterly since. On February 14, 2014, our board of directors declared a cash dividend of $0.18 per share payable on April 15, 2014 to stockholders of record on April 1, 2014. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates, will be established by our board of directors each quarter after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes and our convertible perpetual preferred stock. See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 7, Earnings per Common Share, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first quarter of 2014, we repurchased 0.8 million shares of our common stock in the open market for $26.3 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might not be on terms favorable to those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young, LLP and Richard Scrushy discussed in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 8, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent increasing consolidated Net income.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2013 Form 10-K.
Our Adjusted EBITDA for the three months ended March 31, 2014 and 2013 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2014	2013
Net income	$61.5	$65.9
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.1	0.4
Provision for income tax expense	32.8	33.5
Interest expense and amortization of debt discounts and fees	27.9	24.2
Professional fees—accounting, tax, and legal	1.6	1.4
Net noncash loss on disposal or impairment of assets	1.3	0.1
Depreciation and amortization	26.4	22.1
Stock-based compensation expense	7.3	6.3
Net income attributable to noncontrolling interests	(14.8)	(14.6)
Adjusted EBITDA	$144.1	$139.3
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$107.1	$121.4
Provision for doubtful accounts	(7.5)	(7.4)
Professional fees—accounting, tax, and legal	1.6	1.4
Interest expense and amortization of debt discounts and fees	27.9	24.2
Equity in net income of nonconsolidated affiliates	4.3	2.9
Net income attributable to noncontrolling interests in continuing operations	(14.8)	(14.6)
Amortization of debt discounts and fees	(3.1)	(1.0)
Distributions from nonconsolidated affiliates	(3.4)	(3.4)
Current portion of income tax expense	3.6	1.8
Change in assets and liabilities	26.9	13.0
Net cash used in operating activities of discontinued operations	0.2	0.7
Other	1.3	0.3
Adjusted EBITDA	$144.1	$139.3
Growth in Adjusted EBITDA was due primarily to continued revenue growth and disciplined expense management offset by the negative impacts of approximately $8 million due to sequestration, as well as the lower volumes resulting from winter storms. Adjusted EBITDA for the first quarter of 2014 included approximately $2 million from the sale of two investments.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2014 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 8, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2013 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2014	200,718	(2)	$33.28	—	$200,000,000
February 1 through February 28, 2014	135,025	(3)	31.72	55,924	248,234,832
March 1 through March 31, 2014	752,956		32.61	752,956	223,683,340
Total	1,088,699		32.62	808,880

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

(2)
Employees tendered 199,298 of these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock. The remaining shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

(3)	Employees tendered 79,101 of these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.
Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we have paid the same per share dividend quarterly since. On February 14, 2014, our board of directors declared a cash dividend of $0.18 per share paid on April 15, 2014 to stockholders of record on April 1, 2014. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.5x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under this covenant to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of March 31, 2014 and anticipated restricted payments. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.
Our preferred stock generally provides for the payment of cash dividends subject to certain limitations. See Note 10, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2013 Form 10-K. Our credit agreement and our senior note indenture do not limit the payment of dividends on the preferred stock.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	April 29, 2014

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1	Form of Restricted Stock Award Agreement (Amended and Restated 2008 Equity Incentive Plan)(for awards granted in February 2014).+

10.2	Form of Performance Share Unit Award Agreement (Amended and Restated 2008 Equity Incentive Plan)(for awards granted in February 2014).+

10.3	Form of Performance Share Unit Award Agreement (Amended and Restated 2008 Equity Incentive Plan)(for award granted to Mr. Grinney in February 2014).+

10.4	Form of Restricted Stock Unit Agreement (Amended and Restated 2008 Equity Incentive Plan)(for awards granted in February 2014).+

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.