Form 10-Q
period 2014-06-30
HEALTHSOUTH CORP
filed 2014-07-29
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

The registrant had 87,726,340 shares of common stock outstanding, net of treasury shares, as of July 22, 2014.

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems, including unauthorized access to or theft of patient information;

•	the price of our common or preferred stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•	our ability to attract and retain key management personnel; and

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
Net operating revenues	$604.4	$564.5	$1,195.6	$1,137.1
Less: Provision for doubtful accounts	(9.3)	(7.0)	(16.8)	(14.4)
Net operating revenues less provision for doubtful accounts	595.1	557.5	1,178.8	1,122.7
Operating expenses:
Salaries and benefits	285.3	273.6	571.4	548.2
Other operating expenses	86.3	81.0	170.8	159.1
Occupancy costs	10.3	11.9	20.8	24.1
Supplies	27.8	26.6	55.4	52.8
General and administrative expenses	30.2	29.5	60.9	59.7
Depreciation and amortization	26.4	23.1	52.8	45.2
Government, class action, and related settlements	(0.8)	(2.0)	(0.8)	(2.0)
Professional fees—accounting, tax, and legal	2.0	2.2	3.6	3.6
Total operating expenses	467.5	445.9	934.9	890.7
Interest expense and amortization of debt discounts and fees	27.8	24.4	55.7	48.6
Other income	(28.2)	(1.9)	(29.9)	(2.6)
Equity in net income of nonconsolidated affiliates	(2.6)	(3.3)	(6.9)	(6.2)
Income from continuing operations before income tax expense (benefit)	130.6	92.4	225.0	192.2
Provision for income tax expense (benefit)	36.5	(86.5)	69.3	(53.0)
Income from continuing operations	94.1	178.9	155.7	245.2
Income (loss) from discontinued operations, net of tax	3.8	0.1	3.7	(0.3)
Net income	97.9	179.0	159.4	244.9
Less: Net income attributable to noncontrolling interests	(14.8)	(13.8)	(29.6)	(28.4)
Net income attributable to HealthSouth	83.1	165.2	129.8	216.5
Less: Convertible perpetual preferred stock dividends	(1.5)	(5.8)	(3.1)	(11.5)
Net income attributable to HealthSouth common shareholders	$81.6	$159.4	$126.7	$205.0

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	86.7	86.1	87.0	90.0
Diluted	100.6	99.8	100.8	103.4

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.89	$1.82	$1.40	$2.24
Discontinued operations	0.04	—	0.04	—
Net income	$0.93	$1.82	$1.44	$2.24
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.81	$1.66	$1.29	$2.09
Discontinued operations	0.04	—	0.04	—
Net income	$0.85	$1.66	$1.33	$2.09

Cash dividends per common share	$0.18	$—	$0.36	$—

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$79.3	$165.1	$126.1	$216.8
Income (loss) from discontinued operations, net of tax	3.8	0.1	3.7	(0.3)
Net income attributable to HealthSouth	$83.1	$165.2	$129.8	$216.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Millions)
COMPREHENSIVE INCOME
Net income	$97.9	$179.0	$159.4	$244.9
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	0.6	(0.9)	0.7	(0.8)
Reclassifications to net income	(0.5)	(1.0)	(0.5)	(1.0)
Other comprehensive income (loss) before income taxes	0.1	(1.9)	0.2	(1.8)
Provision for income tax benefit related to other comprehensive income (loss) items	—	0.1	—	0.1
Other comprehensive income (loss), net of tax	0.1	(1.8)	0.2	(1.7)
Comprehensive income	98.0	177.2	159.6	243.2
Comprehensive income attributable to noncontrolling interests	(14.8)	(13.8)	(29.6)	(28.4)
Comprehensive income attributable to HealthSouth	$83.2	$163.4	$130.0	$214.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$65.8	$64.5
Accounts receivable, net of allowance for doubtful accounts of $24.8 in 2014; $23.1 in 2013	272.3	261.8
Deferred income tax assets	138.9	139.0
Other current assets	103.9	115.1
Total current assets	580.9	580.4
Property and equipment, net	976.5	910.5
Goodwill	491.7	456.9
Intangible assets, net	103.3	88.2
Deferred income tax assets	276.1	354.3
Other long-term assets	148.0	144.1
Total assets	$2,576.5	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$55.7	$61.9
Accrued expenses and other current liabilities	243.6	249.7
Total current liabilities	299.3	311.6
Long-term debt, net of current portion	1,475.1	1,505.2
Other long-term liabilities	141.1	142.2
	1,915.5	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock	93.2	93.2
Redeemable noncontrolling interests	12.4	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; issued:103,970,478 in 2014; 102,648,302 in 2013	1.0	1.0
Capital in excess of par value	2,841.5	2,849.4
Accumulated deficit	(1,971.3)	(2,101.1)
Accumulated other comprehensive income (loss)	0.1	(0.1)
Treasury stock, at cost (16,243,774 shares in 2014 and 14,654,436 shares in 2013)	(457.6)	(404.6)
Total HealthSouth shareholders’ equity	413.7	344.6
Noncontrolling interests	141.7	124.1
Total shareholders’ equity	555.4	468.7
Total liabilities and shareholders’ equity	$2,576.5	$2,534.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2014
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	129.8	—	—	26.0	155.8
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(32.0)	—	—	—	—	(32.0)
Dividends declared on convertible perpetual preferred stock	—	—	(3.1)	—	—	—	—	(3.1)
Stock-based compensation	—	—	14.3	—	—	—	—	14.3
Stock options exercised	0.2	—	6.3	—	—	—	—	6.3
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(22.3)	(22.3)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	0.3	—	0.2	(0.2)	(0.1)	0.2
Balance at end of period	87.7	$1.0	$2,841.5	$(1,971.3)	$0.1	$(457.6)	$141.7	$555.4

	Six Months Ended June 30, 2013
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	216.5	—	—	25.8	242.3
Receipt of treasury stock	(0.3)	—	—	—	—	(5.8)	—	(5.8)
Dividends declared on convertible perpetual preferred stock	—	—	(11.5)	—	—	—	—	(11.5)
Stock-based compensation	—	—	12.8	—	—	—	—	12.8
Stock options exercised	0.2	—	4.0	—	—	—	—	4.0
Distributions declared	—	—	—	—	—	—	(20.4)	(20.4)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Other	0.8	—	4.4	—	(1.7)	(0.8)	—	1.9
Balance at end of period	87.3	$1.0	$2,886.3	$(2,208.2)	$(0.3)	$(404.0)	$117.9	$392.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In Millions)
Cash flows from operating activities:
Net income	$159.4	$244.9
(Income) loss from discontinued operations	(3.7)	0.3
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	16.8	14.4
Depreciation and amortization	52.8	45.2
Equity in net income of nonconsolidated affiliates	(6.9)	(6.2)
Distributions from nonconsolidated affiliates	6.5	5.0
Stock-based compensation	14.3	12.8
Deferred tax expense (benefit)	62.7	(53.5)
Gain on consolidation of Fairlawn Rehabilitation Hospital	(27.2)	—
Other	6.1	0.3
(Increase) decrease in assets—
Accounts receivable	(35.6)	(38.8)
Other assets	8.4	(0.7)
Increase (decrease) in liabilities—
Accounts payable	2.7	9.5
Other liabilities	(20.0)	(6.2)
Net cash used in operating activities of discontinued operations	(1.2)	(0.2)
Total adjustments	79.4	(18.4)
Net cash provided by operating activities	235.1	226.8
Cash flows from investing activities:
Purchases of property and equipment	(89.5)	(69.0)
Capitalized software costs	(11.0)	(11.9)
Acquisition of business, net of cash acquired	(15.9)	(28.9)
Other	9.4	8.4
Net cash used in investing activities	(107.0)	(101.4)
Cash flows from financing activities:
Borrowings on revolving credit facility	65.0	132.0
Payments on revolving credit facility	(95.0)	(59.0)
Repurchases of common stock, including fees and expenses	(43.1)	(234.1)
Dividends paid on common stock	(31.6)	—
Dividends paid on convertible perpetual preferred stock	(3.1)	(11.5)
Distributions paid to noncontrolling interests of consolidated affiliates	(25.4)	(23.9)
Other	6.4	7.0
Net cash used in financing activities	(126.8)	(189.5)
Increase (decrease) in cash and cash equivalents	1.3	(64.1)
Cash and cash equivalents at beginning of period	64.5	132.8
Cash and cash equivalents at end of period	$65.8	$68.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
See also Note 2, Business Combinations.
Net Operating Revenues—
During the three and six months ended June 30, 2014 and 2013, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Medicare	74.1%	74.6%	74.7%	74.6%
Medicaid	1.8%	1.0%	1.5%	1.1%
Workers’ compensation	1.2%	1.2%	1.2%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.7%	18.4%	18.4%	18.4%
Other third-party payors	1.7%	1.7%	1.6%	1.7%
Patients	0.9%	1.2%	1.0%	1.2%
Other income	1.6%	1.9%	1.6%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2013 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.

2.	Business Combinations
In June 2014, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $34.8 million, and we recorded a $27.2 million gain as part of Other income during the three and six months ended June 30, 2014. The transaction was funded using cash on hand. See also Note 8, Income Taxes.
We entered into this transaction to increase our ownership in this profitable hospital and continue to grow our core business by consolidating its operations. None of the goodwill resulting from this transaction is deductible for federal income tax purposes. The goodwill reflects our expectations of our ability to continue to serve the consolidated hospital’s historical patient base as well as favorable growth opportunities based on positive demographic trends in this market.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Fairlawn from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Total current assets	$12.1
Property and equipment, net	30.4
Identifiable intangible assets:
Noncompete agreement (useful life of 3 years)	0.4
Tradename (useful life of 20 years)	2.5
Certificate of need (useful life of 20 years)	9.7
License (useful life of 20 years)	2.0
Goodwill	34.8
Total assets acquired	91.9
Total current liabilities assumed	(7.8)
Total long-term liabilities assumed	(14.1)
Net assets acquired	$70.0
The Company’s reported Net operating revenues and Net income for the three and six months ended June 30, 2014 include operating results for Fairlawn from June 1, 2014 through June 30, 2014. The following table summarizes the results of operations of the above mentioned entity from the date of acquisition included in our consolidated results of operations and the results of operations of the combined entity had the date of the acquisition been January 1, 2013 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entity only: Actual from acquisition date to June 30, 2014	$4.5	$1.2
Combined entity: Supplemental pro forma from 04/01/2014-06/30/2014	616.3	85.0
Combined entity: Supplemental pro forma from 04/01/2013-06/30/2013	575.7	166.3
Combined entity: Supplemental pro forma from 01/01/2014-06/30/2014	1,218.9	132.7
Combined entity: Supplemental pro forma from 01/01/2013-06/30/2013	1,159.6	218.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Information regarding the net cash paid for all acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Fair value of assets acquired, net of $5.1 million of cash acquired in 2014	$52.0	$15.6	$52.0	$15.6
Goodwill	34.8	13.7	34.8	13.7
Fair value of liabilities assumed	(21.9)	(0.4)	(21.9)	(0.4)
Fair value of noncontrolling interest owned by joint venture partner	(14.0)	—	(14.0)	—
Fair value of equity interest prior to acquisition	(35.0)	—	(35.0)	—
Net cash paid for acquisitions	$15.9	$28.9	$15.9	$28.9
See Note 2, Business Combinations, to the 2013 Form 10-K for information regarding the acquisition completed in 2013.

3.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2014 and December 31, 2013, we had $11.0 million and $20.3 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in 9 partially owned subsidiaries, of which 8 are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues	$15.0	$19.7	$36.3	$39.2
Operating expenses	(8.2)	(11.0)	(19.4)	(22.2)
Income from continuing operations, net of tax	5.5	7.3	24.0	14.0
Net income	5.5	7.3	24.0	14.0
See also Note 2, Business Combinations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$13.5	$7.2
Net income attributable to noncontrolling interests	3.6	2.6
Distributions declared	(4.7)	(1.9)
Contribution to joint venture	—	6.2
Balance at end of period	$12.4	$14.1
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$13.2	$12.5	$26.0	$25.8
Net income attributable to redeemable noncontrolling interests	1.6	1.3	3.6	2.6
Net income attributable to noncontrolling interests	$14.8	$13.8	$29.6	$28.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$5.5	$—	$5.5	$—	M
Other long-term assets:
Restricted marketable securities	44.4	—	44.4	—	M
As of December 31, 2013
Other current assets:
Current portion of restricted marketable securities	$4.7	$—	$4.7	$—	M
Other long-term assets:
Restricted marketable securities	42.9	—	42.9	—	M
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
As a result of our consolidation of Fairlawn and the remeasurement of our previously held equity interest at fair value, we recorded a $27.2 million gain as part of Other income during the three and six months ended June 30, 2014. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results used management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. See Note 2, Business Combinations. During the three and six months ended June 30, 2013, we did not record any material gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$15.0	$15.0	$45.0	$45.0
7.25% Senior Notes due 2018	272.3	285.6	272.4	291.4
8.125% Senior Notes due 2020	286.8	312.5	286.6	319.4
7.75% Senior Notes due 2022	252.4	275.0	252.5	275.0
5.75% Senior Notes due 2024	275.0	291.5	275.0	273.6
2.00% Convertible Senior Subordinated Notes due 2043	253.7	352.3	249.5	339.7
Other notes payable	44.6	44.6	47.6	47.6
Financial commitments:
Letters of credit	—	37.3	—	36.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2013 Form 10-K.
See also Note 4, Redeemable Noncontrolling Interests, and Note 7, Assets and Liabilities in and Results of Discontinued Operations.

6.	Share-Based Payments
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

7.	Assets and Liabilities in and Results of Discontinued Operations
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
During the second quarter of 2014, we entered into an amendment to the option agreement that requires us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our condensed consolidated balance sheet and marked to market each period. As of June 30,

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2014, the fair value of this option was $6.7 million and is included in Other long-term assets in our condensed consolidated balance sheet. Income from discontinued operations, net of tax for the three and six months ended June 30, 2014 included a $6.7 million gain resulting from the initial recording of this option as a derivative and its fair value adjustments during the 2014 periods presented.
The fair value of the option and related adjustments were determined using a lattice model. Inputs into the model included the historical price volatility of SCA’s common stock, the risk free interest rate, and probability factors for the timing of when the option will be exercisable, or Level 3 inputs.
For additional information regarding discontinued operations, see Note 15, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2013 Form 10-K.

8.	Income Taxes
Our Provision for income tax expense of $36.5 million and $69.3 million for the three and six months ended June 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain discussed in Note 2, Business Combinations, related to our acquisition of an additional 30% equity interest in Fairlawn. As a result of this transaction, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
In April 2013, we entered into closing agreements with the Internal Revenue Service that settled federal income tax matters related to the previous restatement of our 2000 and 2001 financial statements, as well as certain other tax matters, through December 31, 2008. As a result of these closing agreements, we increased our deferred tax assets, primarily our federal net operating loss carryforward (“NOL”), and recorded a net federal income tax benefit of approximately $115 million in the second quarter of 2013. This federal income tax benefit primarily resulted from an approximate $283 million increase to our federal NOL on a gross basis.
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
The $415.0 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2014 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2014, we maintained a valuation allowance of $30.3 million due to uncertainties regarding our ability to utilize a portion of our state NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our reported federal NOL of $266.5 million (approximately $761 million on a gross basis) as of June 30, 2014 excludes $11.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Total remaining gross unrecognized tax benefits were $0.4 million and $1.1 million as of June 30, 2014 and December 31, 2013, respectively, none of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2013	$1.1	$0.3
Gross amount of increases in unrecognized tax benefits related to prior periods	—	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.7)	(0.3)
Balance at June 30, 2014	$0.4	$0.1
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2014 and 2013 was not material. Accrued interest income related to income taxes as of June 30, 2014 and December 31, 2013 was not material.
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
In conjunction with the initiation of quarterly cash dividends in the third quarter of 2013, we revised our calculation to present earnings per share using the two-class method. The two-class method should have been used during all prior periods. We assessed the materiality of these revisions and concluded they were not material to any previously issued financial statements. The revision for the three and six months ended June 30, 2013 is presented below.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Basic earnings per share attributable to HealthSouth common shareholders, as reported:
Continuing operations	$1.85	$2.28
Discontinued operations	—	—
Net income	$1.85	$2.28
Basic earnings per share attributable to HealthSouth common shareholders as revised using the two-class method:
Continuing operations	$1.82	$2.24
Discontinued operations	—	—
Net income	$1.82	$2.24

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Numerator:
Income from continuing operations	$94.1	$178.9	$155.7	$245.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.8)	(13.8)	(29.6)	(28.4)
Less: Income allocated to participating securities	(1.1)	(2.9)	(1.6)	(3.5)
Less: Convertible perpetual preferred stock dividends	(1.5)	(5.8)	(3.1)	(11.5)
Income from continuing operations attributable to HealthSouth common shareholders	76.7	156.4	121.4	201.8
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	3.8	0.1	3.7	(0.3)
Less: Income from discontinued operations allocated to participating securities	(0.1)	—	(0.1)	—
Net income attributable to HealthSouth common shareholders	$80.4	$156.5	$125.0	$201.5
Denominator:
Basic weighted average common shares outstanding	86.7	86.1	87.0	90.0
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.89	$1.82	$1.40	$2.24
Discontinued operations	0.04	—	0.04	—
Net income	$0.93	$1.82	$1.44	$2.24

Diluted:
Numerator:
Income from continuing operations	$94.1	$178.9	$155.7	$245.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.8)	(13.8)	(29.6)	(28.4)
Add: Interest on convertible debt, net of tax	2.3	—	4.5	—
Income from continuing operations attributable to HealthSouth common shareholders	81.6	165.1	130.6	216.8
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	3.8	0.1	3.7	(0.3)
Net income attributable to HealthSouth common shareholders	$85.4	$165.2	$134.3	$216.5
Denominator:
Diluted weighted average common shares outstanding	100.6	99.8	100.8	103.4
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.81	$1.66	$1.29	$2.09
Discontinued operations	0.04	—	0.04	—
Net income	$0.85	$1.66	$1.33	$2.09

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	86.7	86.1	87.0	90.0
Convertible perpetual preferred stock	3.2	11.6	3.2	11.6
Convertible senior subordinated notes	8.2	—	8.1	—
Restricted stock awards, dilutive stock options, and restricted stock units	2.5	2.1	2.5	1.8
Diluted weighted average common shares outstanding	100.6	99.8	100.8	103.4
Options to purchase approximately 0.1 million and 1.2 million shares of common stock were outstanding as of June 30, 2014 and 2013, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During the six months ended June 30, 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million using cash on hand.
On February 14, 2014, our board of directors declared a cash dividend of $0.18 per common share that was paid on April 15, 2014 to stockholders of record on April 1, 2014. On May 1, 2014, our board of directors declared a cash dividend of $0.18 per common share that was paid on July 15, 2014 to stockholders of record on July 1, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per common share payable on October 15, 2014 to stockholders of record on October 1, 2014. As of June 30, 2014, accrued common stock dividends of $16.0 million were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
As discussed more fully in Note 10, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2013 Form 10-K, the agreement underlying our preferred stock includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the preferred stock had a conversion price of $30.50 per share, which was equal to an initial conversion rate of 32.7869 shares of common stock per share of preferred stock. Additionally, our convertible notes (see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10‑K) also include similar antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes.
The payment in January 2014 of an $0.18 per share dividend on our common stock triggered the antidilutive adjustment for the preferred stock. As of January 3, 2014, the resulting exercise price of each share of preferred stock was $30.17, and the resulting conversion rate was 33.1455 for each preferred share. The payment in April of an $0.18 per share dividend on our common stock triggered the antidilutive adjustment for the preferred stock and the convertible notes. As of April 2, 2014, the resulting exercise price of each preferred stock and convertible note was $30.01 and $39.23 per share, respectively, and the resulting conversion rate was 33.3222 and 25.4896 for each preferred share and convertible note, respectively. The payment in July of an $0.18 per share dividend on our common stock did not exceed the de minimis threshold as defined in the underlying agreements for the preferred stock and convertible debt. Therefore, it did not trigger an antidilutive adjustment for the preferred stock and convertible notes.

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
The above exercises resulted in the issuance of 0.2 million shares of common stock during the six months ended June 30, 2014. Cash exercises resulted in gross proceeds of $6.3 million during the six months ended June 30, 2014.
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
Litigation By and Against Former Independent Auditor—
In March 2003, claims on behalf of HealthSouth were brought against Ernst & Young, LLP in a stockholder derivative lawsuit initially filed in the Circuit Court of Jefferson County, Alabama on August 28, 2002 and captioned Tucker v. Scrushy. The Tucker derivative litigation, including the claims against various other defendants and the $2.9 billion judgment against Mr. Scrushy, our former chairman and chief executive officer, is more fully described in “Derivative Litigation” and “Litigation By and Against Former Independent Auditor” in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K. The Tucker complaint alleges that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further allege Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by certain officers and employees, and should have reported them to our board of directors and the audit committee. The claims seek compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The trial phase of the arbitration process began on July 12, 2010 before a three-person arbitration panel selected under rules of the American Arbitration Association (the “AAA”). On December 18, 2012, the AAA panel granted Ernst & Young’s motion to dismiss our claims on the grounds that HealthSouth is not permitted to pursue its claims since certain of its former officers and employees committed fraudulent acts. The panel also denied and dismissed Ernst & Young’s claims against us. On December 18, 2012, we, together with the stockholder derivative plaintiffs, filed a notice of appeal of the panel’s decision in the Circuit Court of Jefferson County, Alabama. On December 28, 2012, we filed a motion to vacate the decision. We assert that the panel’s decision is contrary to the Federal Arbitration Act and the duties of a public accounting firm to its corporate clients, and that the arbitrators exceeded their authority by entering an award contrary to Alabama law. On April 25, 2013, the court denied our motion to vacate. On June 4, 2013, we filed a notice of appeal to the Supreme Court of Alabama seeking review of the circuit court's denial of our motion to vacate the arbitration panel's decision. On June 13, 2014, the Supreme Court of Alabama affirmed the decision by the circuit court. On June 27, 2014, we filed an application for rehearing with the Supreme Court of Alabama. At this time, we do not know when the court will rule on that application.
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
We have denied liability to General Medicine and asserted defenses and counterclaims against General Medicine for fraud, tortious interference with business relations, conspiracy, abuse of process, and other causes of action. In our counterclaims, we alleged the Consent Judgment is the product of fraud and collusion by General Medicine and Meadowbrook and, further, that these parties were guilty of a conspiracy to manufacture a lawsuit against HealthSouth in favor of General

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Medicine. Consequently, we assert that the Consent Judgment is not evidence of a legitimate debt owed by Horizon/CMS to General Medicine that is collectible from HealthSouth under any theory of liability.
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
On January 9, 2014 and on February 18, 2014, the court in the Alabama Action entered rulings which together provided that the $376 million damages figure contained in the Consent Judgment is not admissible at trial and that the issue of collusion with respect to the amount of the Consent Judgment is now moot. Instead of relying on the Consent Judgment to prove damages against Horizon/CMS, General Medicine will be required to prove the amount of any damages it has against Horizon/CMS. On March 31, 2014, General Medicine filed a motion seeking partial summary judgment and requesting dismissal of our defenses and counterclaims which allege the Consent Judgment was the product of fraud and collusion. On July 15, 2014, the court issued an order denying General Medicine’s motion for partial summary judgment. Accordingly, at trial we will be permitted to present our defenses and counterclaims of fraud and collusion against General Medicine.
On May 3, 2014, the Consent Judgment expired under applicable Michigan law without renewal by General Medicine. Based on the expiration, on July 23, 2014, we filed a motion for summary judgment requesting dismissal of General Medicine’s lawsuit against us on grounds that General Medicine is no longer a “creditor” of Horizon/CMS, which is an essential element of the fraudulent transfer and alter ego claims against us. On August 7, 2014, the court will hear our motion, as well as General Medicine’s motion for partial summary judgment arguing that the Consent Judgment has not expired and that it remains a valid basis for a fraudulent transfer claim. The Alabama Action is set for trial beginning on September 15, 2014.
We intend to vigorously defend ourselves against General Medicine’s claims and to vigorously prosecute our counterclaims for fraud and collusion against General Medicine. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Other Matters—
The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are generally sealed by the court at the time of filing. The only parties typically privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits have been filed against us and that those suits remain under seal or that we are unaware of such filings or prevented by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$3.7	$434.9	$188.2	$(22.4)	$604.4
Less: Provision for doubtful accounts	—	(6.5)	(2.8)	—	(9.3)
Net operating revenues less provision for doubtful accounts	3.7	428.4	185.4	(22.4)	595.1
Operating expenses:
Salaries and benefits	6.2	195.4	87.5	(3.8)	285.3
Other operating expenses	5.2	60.5	29.6	(9.0)	86.3
Occupancy costs	1.0	14.4	4.5	(9.6)	10.3
Supplies	—	19.6	8.2	—	27.8
General and administrative expenses	30.2	—	—	—	30.2
Depreciation and amortization	2.3	18.0	6.1	—	26.4
Government, class action, and related settlements	(0.8)	—	—	—	(0.8)
Professional fees—accounting, tax, and legal	2.0	—	—	—	2.0
Total operating expenses	46.1	307.9	135.9	(22.4)	467.5
Interest expense and amortization of debt discounts and fees	25.3	2.1	0.7	(0.3)	27.8
Other income	(0.3)	(27.2)	(1.0)	0.3	(28.2)
Equity in net income of nonconsolidated affiliates	—	(2.6)	—	—	(2.6)
Equity in net income of consolidated affiliates	(103.6)	(7.2)	—	110.8	—
Management fees	(27.4)	20.8	6.6	—	—
Income from continuing operations before income tax (benefit) expense	63.6	134.6	43.2	(110.8)	130.6
Provision for income tax (benefit) expense	(15.7)	40.3	11.9	—	36.5
Income from continuing operations	79.3	94.3	31.3	(110.8)	94.1
Income from discontinued operations, net of tax	3.8	—	—	—	3.8
Net Income	83.1	94.3	31.3	(110.8)	97.9
Less: Net income attributable to noncontrolling interests	—	—	(14.8)	—	(14.8)
Net income attributable to HealthSouth	$83.1	$94.3	$16.5	$(110.8)	$83.1
Comprehensive income	$83.2	$94.3	$31.3	$(110.8)	$98.0
Comprehensive income attributable to HealthSouth	$83.2	$94.3	$16.5	$(110.8)	$83.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$2.9	$401.6	$177.4	$(17.4)	$564.5
Less: Provision for doubtful accounts	—	(4.7)	(2.3)	—	(7.0)
Net operating revenues less provision for doubtful accounts	2.9	396.9	175.1	(17.4)	557.5
Operating expenses:
Salaries and benefits	5.9	189.3	82.0	(3.6)	273.6
Other operating expenses	3.2	60.0	26.3	(8.5)	81.0
Occupancy costs	1.0	11.9	4.4	(5.4)	11.9
Supplies	—	18.5	8.1	—	26.6
General and administrative expenses	29.5	—	—	—	29.5
Depreciation and amortization	2.1	16.0	5.0	—	23.1
Government, class action, and related settlements	(2.0)	—	—	—	(2.0)
Professional fees—accounting, tax, and legal	2.2	—	—	—	2.2
Total operating expenses	41.9	295.7	125.8	(17.5)	445.9
Interest expense and amortization of debt discounts and fees	22.3	1.7	0.7	(0.3)	24.4
Other income	—	(0.7)	(1.6)	0.4	(1.9)
Equity in net income of nonconsolidated affiliates	(1.3)	(2.0)	—	—	(3.3)
Equity in net income of consolidated affiliates	(113.7)	(11.4)	—	125.1	—
Management fees	(25.6)	19.3	6.3	—	—
Income from continuing operations before income tax (benefit) expense	79.3	94.3	43.9	(125.1)	92.4
Provision for income tax (benefit) expense	(85.6)	(6.5)	5.6	—	(86.5)
Income from continuing operations	164.9	100.8	38.3	(125.1)	178.9
Income (loss) from discontinued operations, net of tax	0.3	0.1	(0.3)	—	0.1
Net Income	165.2	100.9	38.0	(125.1)	179.0
Less: Net income attributable to noncontrolling interests	—	—	(13.8)	—	(13.8)
Net income attributable to HealthSouth	$165.2	$100.9	$24.2	$(125.1)	$165.2
Comprehensive income	$163.4	$100.9	$38.0	$(125.1)	$177.2
Comprehensive income attributable to HealthSouth	$163.4	$100.9	$24.2	$(125.1)	$163.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$7.5	$862.0	$370.4	$(44.3)	$1,195.6
Less: Provision for doubtful accounts	—	(12.0)	(4.8)	—	(16.8)
Net operating revenues less provision for doubtful accounts	7.5	850.0	365.6	(44.3)	1,178.8
Operating expenses:
Salaries and benefits	11.8	392.3	174.8	(7.5)	571.4
Other operating expenses	10.1	120.3	58.0	(17.6)	170.8
Occupancy costs	2.1	28.8	9.1	(19.2)	20.8
Supplies	—	39.2	16.2	—	55.4
General and administrative expenses	60.9	—	—	—	60.9
Depreciation and amortization	5.1	35.9	11.8	—	52.8
Government, class action, and related settlements	(0.8)	—	—	—	(0.8)
Professional fees—accounting, tax, and legal	3.6	—	—	—	3.6
Total operating expenses	92.8	616.5	269.9	(44.3)	934.9
Interest expense and amortization of debt discounts and fees	50.6	4.2	1.4	(0.5)	55.7
Other income	(0.5)	(28.3)	(1.6)	0.5	(29.9)
Equity in net income of nonconsolidated affiliates	—	(6.9)	—	—	(6.9)
Equity in net income of consolidated affiliates	(171.4)	(14.1)	—	185.5	—
Management fees	(54.0)	41.3	12.7	—	—
Income from continuing operations before income tax (benefit) expense	90.0	237.3	83.2	(185.5)	225.0
Provision for income tax (benefit) expense	(36.1)	83.0	22.4	—	69.3
Income from continuing operations	126.1	154.3	60.8	(185.5)	155.7
Income from discontinued operations, net of tax	3.7	—	—	—	3.7
Net Income	129.8	154.3	60.8	(185.5)	159.4
Less: Net income attributable to noncontrolling interests	—	—	(29.6)	—	(29.6)
Net income attributable to HealthSouth	$129.8	$154.3	$31.2	$(185.5)	$129.8
Comprehensive income	$130.0	$154.3	$60.8	$(185.5)	$159.6
Comprehensive income attributable to HealthSouth	$130.0	$154.3	$31.2	$(185.5)	$130.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$6.0	$815.3	$350.0	$(34.2)	$1,137.1
Less: Provision for doubtful accounts	—	(10.0)	(4.4)	—	(14.4)
Net operating revenues less provision for doubtful accounts	6.0	805.3	345.6	(34.2)	1,122.7
Operating expenses:
Salaries and benefits	13.4	378.3	163.7	(7.2)	548.2
Other operating expenses	5.9	117.9	52.0	(16.7)	159.1
Occupancy costs	2.1	23.8	8.6	(10.4)	24.1
Supplies	—	37.1	15.7	—	52.8
General and administrative expenses	59.7	—	—	—	59.7
Depreciation and amortization	4.2	31.2	9.8	—	45.2
Government, class action, and related settlements	(2.0)	—	—	—	(2.0)
Professional fees—accounting, tax, and legal	3.6	—	—	—	3.6
Total operating expenses	86.9	588.3	249.8	(34.3)	890.7
Interest expense and amortization of debt discounts and fees	44.4	3.3	1.5	(0.6)	48.6
Other income	(0.3)	(0.7)	(2.3)	0.7	(2.6)
Equity in net income of nonconsolidated affiliates	(2.2)	(4.0)	—	—	(6.2)
Equity in net income of consolidated affiliates	(183.5)	(16.9)	—	200.4	—
Management fees	(51.4)	39.4	12.0	—	—
Income from continuing operations before income tax (benefit) expense	112.1	195.9	84.6	(200.4)	192.2
Provision for income tax (benefit) expense	(104.2)	34.8	16.4	—	(53.0)
Income from continuing operations	216.3	161.1	68.2	(200.4)	245.2
Income (loss) from discontinued operations, net of tax	0.2	0.3	(0.8)	—	(0.3)
Net Income	216.5	161.4	67.4	(200.4)	244.9
Less: Net income attributable to noncontrolling interests	—	—	(28.4)	—	(28.4)
Net income attributable to HealthSouth	$216.5	$161.4	$39.0	$(200.4)	$216.5
Comprehensive income	$214.8	$161.4	$67.4	$(200.4)	$243.2
Comprehensive income attributable to HealthSouth	$214.8	$161.4	$39.0	$(200.4)	$214.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$57.1	$0.7	$8.0	$—	$65.8
Accounts receivable, net	—	192.1	80.2	—	272.3
Deferred income tax assets	85.5	34.5	18.9	—	138.9
Other current assets	49.6	13.8	93.2	(52.7)	103.9
Total current assets	192.2	241.1	200.3	(52.7)	580.9
Property and equipment, net	13.0	738.2	225.3	—	976.5
Goodwill	—	279.6	212.1	—	491.7
Intangible assets, net	16.9	46.4	40.0	—	103.3
Deferred income tax assets	224.5	24.5	27.1	—	276.1
Other long-term assets	68.8	25.3	53.9	—	148.0
Intercompany receivable	1,544.5	—	—	(1,544.5)	—
Total assets	$2,059.9	$1,355.1	$758.7	$(1,597.2)	$2,576.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9.1	$34.3	$12.3	$—	$55.7
Accrued expenses and other current liabilities	142.1	69.3	85.0	(52.8)	243.6
Total current liabilities	151.2	103.6	97.3	(52.8)	299.3
Long-term debt, net of current portion	1,355.8	86.1	33.2	—	1,475.1
Other long-term liabilities	46.0	13.3	81.8	—	141.1
Intercompany payable	—	151.3	218.1	(369.4)	—
	1,553.0	354.3	430.4	(422.2)	1,915.5
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	12.4	—	12.4
Shareholders’ equity:
HealthSouth shareholders’ equity	413.7	1,000.8	174.2	(1,175.0)	413.7
Noncontrolling interests	—	—	141.7	—	141.7
Total shareholders’ equity	413.7	1,000.8	315.9	(1,175.0)	555.4
Total liabilities and shareholders’ equity	$2,059.9	$1,355.1	$758.7	$(1,597.2)	$2,576.5

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$27.4	$137.2	$70.5	$—	$235.1
Cash flows from investing activities:
Purchases of property and equipment	(9.0)	(63.6)	(16.9)	—	(89.5)
Capitalized software costs	(2.5)	(1.5)	(7.0)	—	(11.0)
Acquisition of business, net of cash acquired	—	—	(15.9)	—	(15.9)
Other	1.0	1.9	6.5	—	9.4
Net cash used in investing activities	(10.5)	(63.2)	(33.3)	—	(107.0)
Cash flows from financing activities:
Borrowings on revolving credit facility	65.0	—	—	—	65.0
Payments on revolving credit facility	(95.0)	—	—	—	(95.0)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(31.6)	—	—	—	(31.6)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(25.4)	—	(25.4)
Other	12.3	(2.0)	(3.9)	—	6.4
Change in intercompany advances	75.2	(73.6)	(1.6)	—	—
Net cash used in financing activities	(20.3)	(75.6)	(30.9)	—	(126.8)
(Decrease) increase in cash and cash equivalents	(3.4)	(1.6)	6.3	—	1.3
Cash and cash equivalents at beginning of period	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of period	$57.1	$0.7	$8.0	$—	$65.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$53.1	$137.3	$36.4	$—	$226.8
Cash flows from investing activities:
Purchases of property and equipment	(2.4)	(52.5)	(14.1)	—	(69.0)
Capitalized software costs	(4.9)	(5.5)	(1.5)	—	(11.9)
Acquisition of business, net of cash acquired	—	(28.9)	—	—	(28.9)
Other	(0.2)	(0.7)	9.3	—	8.4
Net cash used in investing activities	(7.5)	(87.6)	(6.3)	—	(101.4)
Cash flows from financing activities:
Borrowings on revolving credit facility	132.0	—	—	—	132.0
Payments on revolving credit facility	(59.0)	—	—	—	(59.0)
Repurchases of common stock, including fees and expenses	(234.1)	—	—	—	(234.1)
Dividends paid on convertible perpetual preferred stock	(11.5)	—	—	—	(11.5)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(23.9)	—	(23.9)
Other	2.6	(5.3)	9.7	—	7.0
Change in intercompany advances	58.1	(43.0)	(15.1)	—	—
Net cash used in financing activities	(111.9)	(48.3)	(29.3)	—	(189.5)
(Decrease) increase in cash and cash equivalents	(66.3)	1.4	0.8	—	(64.1)
Cash and cash equivalents at beginning of period	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of period	$65.0	$1.7	$2.0	$—	$68.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 28 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of June 30, 2014, we operated 103 inpatient rehabilitation hospitals (including one hospital that operates as a joint venture which we account for using the equity method of accounting), 17 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business, of the 2013 Form 10-K.
2014 Overview
Our 2014 strategy focuses on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals;

•	expanding our services to more patients who require inpatient rehabilitative services by constructing and opportunistically acquiring new hospitals in new markets;

•	continuing our shareholder value-enhancing strategies such as repurchases of our common stock and common stock dividends; and

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

During the three months ended June 30, 2014, discharge growth of 3.0% coupled with a 4.9% increase in net patient revenue per discharge generated 8.0% growth in net patient revenue from our hospitals compared to the three months ended June 30, 2013. Discharge growth included a 1.4% increase in same-store discharges. During the six months ended June 30, 2014, discharge growth of 2.7% coupled with a 3.2% increase in net patient revenue per discharge generated 6.0% growth in net patient revenue from our hospitals compared to the six months ended June 30, 2013. Discharge growth included a 0.9% increase in same-store discharges. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.

Our growth efforts thus far in 2014 have included the continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Altamonte Springs, Florida	50	Q4 2013	Q4 2014
Newnan, Georgia	50	Q4 2013	Q4 2014
Middletown, Delaware	34	Q4 2013	Q4 2014
Modesto, California	50	Q4 2014	Q1 2016
Franklin, Tennessee*	40	TBD	TBD
*A certificate of need has been awarded, but it is currently under appeal.
In April 2014, we signed an agreement with Mountain States Health Alliance to form a joint venture to own and operate a 26-bed, free-standing inpatient rehabilitation hospital in Johnson City, Tennessee. The formation of the joint venture is subject to customary closing conditions, including regulatory approvals. We expect to begin operating the joint venture by the end of 2014.
In June 2014, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $27.2 million gain as part of Other income during the three and six months ended June 30, 2014. The transaction was funded using cash on hand. See Note 1, Basis of Presentation, and Note 2, Business Combinations, to the condensed consolidated financial statements included in Part 1, Item 1, Financial Statements (Unaudited), of this report for additional information.
Also in June 2014, we signed an agreement with Memorial Health to form a joint venture to own and operate a 50-bed inpatient rehabilitation hospital to be known as the Rehabilitation Hospital of Savannah in Savannah, Georgia. Initially, the Rehabilitation Hospital of Savannah will operate in the current location of Memorial Health’s 50-bed Rehabilitation Institute on Memorial University Medical Center’s campus. The joint venture plans to build a new, 50-bed replacement inpatient rehabilitation hospital, which is expected to be completed in early 2016. The establishment and relocation of the Rehabilitation Hospital of Savannah are subject to further regulatory review and approval by the Georgia Department of Community Health. In addition, the formation and commencement of operations of the joint venture are subject to customary closing conditions. We expect to begin operating the inpatient rehabilitation hospital at Memorial University Medical Center in early 2015.
We also continued our shareholder value-enhancing strategies by repurchasing 1.3 million shares of our common stock in the open market for $43.1 million and paying a quarterly cash dividend of $0.18 per share on our common stock in the first two quarters of 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share, payable on October 15, 2014 to stockholders of record on October 1, 2014. See the “Liquidity and Capital Resources” section of this Item. In addition, we further strengthened our balance sheet by purchasing the real estate previously subject to a lease associated with our hospital in San Antonio, Texas.
Business Outlook
We believe our business outlook remains reasonably positive for two primary reasons. First, demographic trends, specifically the aging of the population, should increase long-term demand for inpatient rehabilitative services. While we treat patients of all ages, most of our patients are persons 65 and older (the average age of a HealthSouth patient is 72 years) and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature. We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages and life expectancies increase. The number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future, creating an attractive market.
Second, we are the industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, our financial strength, and the application of rehabilitation technology. We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our commitment to technology also includes the ongoing implementation of our rehabilitation-specific electronic clinical information system. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our hospitals also participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 96 of our hospitals hold one or more disease-specific certifications. We also account for approximately 75% of all Joint Commission disease-specific certifications in stroke nationwide.
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
Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches being explored may not work as intended. As outlined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” of the 2013 Form 10-K, our goal is to position the Company in a prudent manner to be responsive to industry shifts.
Healthcare has always been a highly regulated industry, and we have cautioned our stakeholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe we are well positioned to continue to succeed and grow. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2018. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. Our leverage ratio is within our target range, we have ample availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to invest our cash and return value to shareholders including bed additions, de novos, acquisitions of other inpatient rehabilitation hospitals, purchases of leased properties, repurchases of our common and preferred stock, common stock dividends (including the potential growth of the quarterly cash dividend on our common stock), and repayment of long-term debt. Specifically, on February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 to $250 million. As of June 30, 2014, approximately $207 million remained under this authorization. See the “Liquidity and Capital Resources—Authorizations for Returning Capital to Stakeholders” section of this Item for additional information.
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
As we continue to execute our business plan, the following are some of the challenges we face:

•
Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification of our hospitals, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new beds to existing hospitals. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers.
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
As discussed in Item 1, Business, “Sources of Revenues,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” of the 2013 Form 10‑K, in connection with United States Centers for Medicare and Medicaid Services (“CMS”) approved and announced Recovery Audit Contractor (“RAC”) audits related to inpatient rehabilitation facilities (“IRFs”), we have received requests to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we currently plan to appeal substantially all RAC denials arising from these audits.
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
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2013 Form 10‑K and Note 10, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.

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

In May 2014, CMS released its notice of proposed rulemaking for fiscal year 2015 (the “2015 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The proposed rule would implement a net 2.1% market basket increase effective for discharges between October 1, 2014 and September 30, 2015, calculated as follows:

Market basket update	2.7%
Healthcare reform reduction	20 basis points
Productivity adjustment	40 basis points
The proposed rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, freezing the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factor and updating the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the

12-month period prior to the proposed rule’s release and incorporates other adjustments included in the proposed rule, we believe the 2015 Rule will result in a net increase to our Medicare payment rates of approximately 2.2% effective October 1, 2014.
Additionally, the proposed rule introduces, beginning on October 1, 2015, a new data collection requirement that will capture the minutes of therapy by specialty. CMS plans to use this data to potentially support future rule making in this area. Further, the proposed rule includes revisions to the list of codes used by CMS to presumptively test compliance with the 60% Rule. The proposed post-amputation codes that may be eliminated represent approximately 0.5% of our Medicare discharges. CMS also proposes two new quality measures, beginning January 1, 2015, and proposes to begin validation audits in fiscal year 2016 to ensure the completeness and accuracy of the quality data submitted.
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
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of opportunities that arise as the industry moves to this new stage. We believe we are in a position to continue to grow, adapt to external events, and create value for our shareholders in 2014 and beyond.

Results of Operations
Payor Mix
During the three and six months ended June 30, 2014 and 2013, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Medicare	74.1%	74.6%	74.7%	74.6%
Medicaid	1.8%	1.0%	1.5%	1.1%
Workers’ compensation	1.2%	1.2%	1.2%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.7%	18.4%	18.4%	18.4%
Other third-party payors	1.7%	1.7%	1.6%	1.7%
Patients	0.9%	1.2%	1.0%	1.2%
Other income	1.6%	1.9%	1.6%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2013 Form 10-K.

Our Results
For the three and six months ended June 30, 2014 and 2013, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net operating revenues	$604.4	$564.5	7.1%	$1,195.6	$1,137.1	5.1%
Less: Provision for doubtful accounts	(9.3)	(7.0)	32.9%	(16.8)	(14.4)	16.7%
Net operating revenues less provision for doubtful accounts	595.1	557.5	6.7%	1,178.8	1,122.7	5.0%
Operating expenses:
Salaries and benefits	285.3	273.6	4.3%	571.4	548.2	4.2%
Hospital-related expenses:
Other operating expenses	86.3	81.0	6.5%	170.8	159.1	7.4%
Occupancy costs	10.3	11.9	(13.4)%	20.8	24.1	(13.7)%
Supplies	27.8	26.6	4.5%	55.4	52.8	4.9%
General and administrative expenses	30.2	29.5	2.4%	60.9	59.7	2.0%
Depreciation and amortization	26.4	23.1	14.3%	52.8	45.2	16.8%
Government, class action, and related settlements	(0.8)	(2.0)	(60.0)%	(0.8)	(2.0)	(60.0)%
Professional fees—accounting, tax, and legal	2.0	2.2	(9.1)%	3.6	3.6	—%
Total operating expenses	467.5	445.9	4.8%	934.9	890.7	5.0%
Interest expense and amortization of debt discounts and fees	27.8	24.4	13.9%	55.7	48.6	14.6%
Other income	(28.2)	(1.9)	1,384.2%	(29.9)	(2.6)	1,050.0%
Equity in net income of nonconsolidated affiliates	(2.6)	(3.3)	(21.2)%	(6.9)	(6.2)	11.3%
Income from continuing operations before income tax expense (benefit)	130.6	92.4	41.3%	225.0	192.2	17.1%
Provision for income tax expense (benefit)	36.5	(86.5)	(142.2)%	69.3	(53.0)	(230.8)%
Income from continuing operations	94.1	178.9	(47.4)%	155.7	245.2	(36.5)%
Income (loss) from discontinued operations, net of tax	3.8	0.1	3,700.0%	3.7	(0.3)	(1,333.3)%
Net income	97.9	179.0	(45.3)%	159.4	244.9	(34.9)%
Less: Net income attributable to noncontrolling interests	(14.8)	(13.8)	7.2%	(29.6)	(28.4)	4.2%
Net income attributable to HealthSouth	$83.1	$165.2	(49.7)%	$129.8	$216.5	(40.0)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision for doubtful accounts	1.5%	1.2%	1.4%	1.3%
Operating expenses:
Salaries and benefits	47.2%	48.5%	47.8%	48.2%
Hospital-related expenses:
Other operating expenses	14.3%	14.3%	14.3%	14.0%
Occupancy costs	1.7%	2.1%	1.7%	2.1%
Supplies	4.6%	4.7%	4.6%	4.6%
General and administrative expenses	5.0%	5.2%	5.1%	5.3%
Depreciation and amortization	4.4%	4.1%	4.4%	4.0%
Government, class action, and related settlements	(0.1)%	(0.4)%	(0.1)%	(0.2)%
Professional fees—accounting, tax, and legal	0.3%	0.4%	0.3%	0.3%
Total operating expenses	77.3%	79.0%	78.2%	78.3%
Additional information regarding our operating results for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$569.7	$527.4	8.0%	$1,128.0	$1,064.5	6.0%
Net patient revenue—outpatient and other	34.7	37.1	(6.5)%	67.6	72.6	(6.9)%
Net operating revenues	$604.4	$564.5	7.1%	$1,195.6	$1,137.1	5.1%
	(Actual Amounts)
Discharges	33,620	32,645	3.0%	66,509	64,775	2.7%
Net patient revenue per discharge	$16,945	$16,156	4.9%	$16,960	$16,434	3.2%
Outpatient visits	189,540	211,207	(10.3)%	371,710	411,678	(9.7)%
Average length of stay (days)	13.1	13.2	(0.8)%	13.3	13.3	—%
Occupancy %	70.5%	69.9%	0.9%	70.9%	70.5%	0.6%
# of licensed beds	6,884	6,777	1.6%	6,884	6,777	1.6%
Full-time equivalents*	16,374	16,180	1.2%	16,292	16,000	1.8%
Employees per occupied bed	3.39	3.43	(1.2)%	3.36	3.37	(0.3)%

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
Net Operating Revenues
Net patient revenue from our hospitals was 8.0% higher for the three months ended June 30, 2014 than the three months ended June 30, 2013. This increase was attributable to a 3.0% increase in patient discharges and a 4.9% increase in net patient revenue per discharge. Discharge growth included a 1.4% increase in same-store discharges. Approximately 60 basis points of discharge growth from new stores resulted from the consolidation of Fairlawn effective June 1, 2014, as discussed in Note 2, Business Combinations, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report. The increase in net patient revenue per discharge resulted from price adjustments, higher average acuity for the patients we served, and contributions from hospitals that opened in the second quarter of 2013 and were undergoing Medicare certification. New hospitals are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
Net patient revenue from our hospitals was 6.0% higher for the six months ended June 30, 2014 than the six months ended June 30, 2013. This increase was attributable to a 2.7% increase in patient discharges and a 3.2% increase in net patient revenue per discharge. Discharge growth included a 0.9% increase in same-store discharges. Discharge growth and net patient revenue per discharge growth for the year-to-date period of 2014 were impacted by the same factors as discussed above for the second quarter of 2014. In addition, winter storms negatively impacted same-store discharges in the first quarter of 2014 by approximately 100 basis points (approximately 50 basis points for the six months ended June 30, 2014). Net patient revenue per discharge was negatively impacted in the first quarter of 2014 by approximately $9 million for sequestration, which anniversaried on April 1, 2014. Excluding the impact of sequestration, net patient revenue per discharge would have increased by 4.1% for the six months ended June 30, 2014.
Decreased outpatient volumes in both periods of 2014 compared to the same periods of 2013 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices. We had 17 and 22 outpatient rehabilitation satellite clinics as of June 30, 2014 and 2013, respectively. Outpatient and other revenues for the three and six months ended June 30, 2013 included $1.6 million of state provider tax refunds.
Provision for Doubtful Accounts
Pre-payment reviews focused on medical necessity criteria and conducted by Medicare Administrative Contractors have continued, and substantial delays in the adjudication process at the administrative law judge hearing level remain unabated. Accordingly, our outlook for our Provision for doubtful accounts remains at approximately 1.5% of Net operating revenues for 2014.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2014 compared to the same periods of 2013 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2013 development activities, and a 2.2% merit increase given to all eligible nonmanagement employees effective October 1, 2013.
Salaries and benefits as a percent of Net operating revenues improved by 130 basis points and 40 basis points in the three and six months ended June 30, 2014, respectively, compared to the same periods of 2013 due to increased revenue and the maturation of three new hospitals that opened in the second quarter of 2013. The six months ended June 30, 2014 include the negative impact of sequestration. Without sequestration, Salaries and benefits as a percent of Net operating revenues would have decreased by 80 basis points in the six months ended June 30, 2014 compared to the same period of 2013.
Hospital-related Expenses
Other Operating Expenses
Other operating expenses increased during the three and six months ended June 30, 2014 compared to the same periods of 2013 primarily as a result of increased patient volumes and higher general and professional liability expenses. As a percent of Net operating revenues, Other operating expenses were flat during the second quarter of 2014 compared to the same quarter of 2013. For the six months ended June 30, 2014, Other operating expenses as a percent of Net operating revenues increased when compared to the six months ended June 30, 2013 due primarily to the effects of sequestration experienced in the first quarter of 2014, as well as higher general and professional liability expenses.

Occupancy Costs
Occupancy costs decreased in total and as a percent of Net operating revenues in the 2014 periods presented compared to the same periods of 2013 due to our purchases of the real estate previously subject to operating leases at certain of our hospitals in the latter half of 2013 and first quarter of 2014.
Supplies
Supplies expense as a percent of Net operating revenues decreased in the second quarter of 2014 compared to the second quarter of 2013, and it remained flat during the six months ended June 30, 2014 compared to the same period of 2013, due primarily to our increasing revenue.
General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in the three and six months ended June 30, 2014 compared to the same periods of 2013 due primarily to the deferral and amortization of the gain associated with the 2013 Digital Hospital transaction discussed in Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2013 Form 10-K.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2014 compared to the same periods of 2013 due to our increased capital expenditures throughout 2013 and 2014.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three and six months ended June 30, 2014 and 2013 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2014 compared to the same periods of 2013 resulted from an increase in our average borrowings outstanding offset by a decrease in our average cash interest rate. Average borrowings outstanding increased in 2014 over 2013 primarily as a result of our issuance of $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding preferred stock in November 2013. Our average cash interest rate approximated 6.5% and 7.0% during 2014 and 2013, respectively.
Other Income
Other income for the three and six months ended June 30, 2014 included a $27.2 million gain related to the acquisition of an additional 30% equity interest in Fairlawn. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Equity in Net Income of Nonconsolidated Affiliates
Equity in net income of nonconsolidated affiliates for the six months ended June 30, 2014 included an approximate $1 million gain from the sale of the underlying assets of an equity investment.
Income from Continuing Operations Before Income Tax Expense (Benefit)
Our pre-tax income from continuing operations for the three and six months ended June 30, 2014 included the $27.2 million gain related to the acquisition of an additional equity interest in Fairlawn. Excluding this gain, the increase in our pre-tax income in the periods presented resulted from increased Net operating revenues and continued disciplined expense management.

Provision for Income Tax Expense (Benefit)
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $12 million to $17 million, net of refunds, for 2014. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended June 30, 2014 and 2013, current income tax expense (benefit) was $3.0 million and $(1.3) million, respectively. For the six months ended June 30, 2014 and 2013, current income tax expense was $6.6 million and $0.5 million, respectively.
Our Provision for income tax expense of $36.5 million and $69.3 million for the three and six months ended June 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain discussed in Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report related to our acquisition of an additional 30% equity interest in Fairlawn. As a result of this transaction, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
Our Provision for income tax benefit of $86.5 million and $53.0 million for the three and six months ended June 30, 2013, respectively, primarily resulted from the IRS settlement discussed in Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. It also included an approximate $3 million decrease in our valuation allowance related primarily to our capital loss carryforwards. During the second quarter of 2013, we determined a valuation allowance related to these assets was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these capital loss carryforwards as a result of realizing capital gains in the current year and the identification of sufficient taxable capital gain income within the available capital loss carryforward period.
In certain state jurisdictions, we do not expect to generate sufficient income to use all of our available NOLs prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdiction, or if the timing of future tax deductions differs from our expectations.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.4 million and $1.1 million as of June 30, 2014 and December 31, 2013, respectively.
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
During the second quarter of 2014, we entered into an amendment to the option agreement that requires us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our condensed consolidated balance sheet and marked to market each period. As of June 30, 2014, the fair value of this option was $6.7 million and is included in Other long-term assets in our condensed consolidated balance sheet. Income from discontinued operations, net of tax for the three and six months ended June 30, 2014 included a $6.7 million gain resulting from the initial recording of this option as a derivative and its fair value adjustments during the 2014 periods presented. If the option becomes exercisable, we believe it will have a strike price below the price of the asset being purchased.
For additional information regarding discontinued operations, see Note 7, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part 1, Item 1, Financial Statements (Unaudited), of this report, and Note 15, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2013 Form 10-K.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Pursuing and achieving those objectives allows us to support the execution of our operating and strategic plans and weather temporary disruptions in the capital markets and general business environment. Maintaining adequate liquidity is a function of our unrestricted Cash and cash equivalents and our available borrowing capacity. Maintaining flexibility in our capital structure is a function of, among other things, the amount of debt maturities in any given year, the options for debt prepayments without onerous penalties, and limiting restrictive terms and maintenance covenants in our debt agreements.
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
Current Liquidity
As of June 30, 2014, we had $65.8 million in Cash and cash equivalents. This amount excludes $45.9 million in restricted cash and $49.9 million of restricted marketable securities ($5.5 million included in Other current assets and $44.4 million included in Other long-term assets in our condensed consolidated balance sheet as of June 30, 2014). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2013 Form 10-K.
In addition to Cash and cash equivalents, as of June 30, 2014, we had approximately $548 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2014, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2014, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2018, and our bonds all mature in 2018 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2014.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$235.1	$226.8
Net cash used in investing activities	(107.0)	(101.4)
Net cash used in financing activities	(126.8)	(189.5)
Increase (decrease) in cash and cash equivalents	$1.3	$(64.1)
Operating activities. Net cash provided by operating activities increased during the six months ended June 30, 2014 compared to the same period of 2013 due primarily to increased Net operating revenues and continued disciplined expense management.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2014 compared to the same period of 2013 primarily resulted from increased capital expenditures. Net cash used in investing activities included $15.9 million and $28.9 million related to the acquisition of Fairlawn and Walton Rehabilitation Hospital, respectively, during the six months ended June 30, 2014 and 2013, respectively.
Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2014 compared to the same period of 2013 primarily resulted from repurchases of our common stock as part of the tender offer completed in the first quarter of 2013. We repurchased 9.1 million shares of our common stock for $232.5 million during the first quarter of 2013. During the first six months of 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2014 are as follows (in millions):

	Total	July 1 through December 31, 2014	2015 - 2016	2017 - 2018	2019 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,384.8	$3.3	$4.9	$274.4	$1,102.2
Revolving credit facility	15.0	—	—	15.0	—
Interest on long-term debt (b)	758.0	45.5	176.7	171.4	364.4
Capital lease obligations (c)	169.3	6.1	27.1	27.0	109.1
Operating lease obligations (d)(e)	247.2	19.9	71.7	52.9	102.7
Purchase obligations (e)(f)	106.9	11.6	48.9	20.6	25.8
Other long-term liabilities (g)(h)	3.8	0.2	0.4	0.4	2.8
Total	$2,685.0	$86.6	$329.7	$561.7	$1,707.0

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2014. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
We lease approximately 16% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2013 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, at June 30, 2014, we had $0.4 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $12.4 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2014, we made capital expenditures of approximately $101 million for property and equipment and capitalized software. These expenditures included $17.3 million for the purchase of the real estate previously subject to a lease associated with our hospital in San Antonio, Texas and approximately $12 million of hospital and technology equipment that was received in 2013 but not paid for until 2014. These expenditures through the first six months of 2014 are exclusive of $15.9 million in net cash related to the increase in ownership of Fairlawn, as discussed in Note 2, Business Combinations, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report. During 2014, we expect to spend approximately $185 million to $230 million for capital expenditures. This estimated range for capital expenditures is exclusive of acquisitions. Approximately $90 million to $100 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects.
Authorizations for Returning Capital to Stakeholders
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we have paid the same per share dividend quarterly since. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share, payable on October 15, 2014 to stockholders of record on October 1, 2014. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors each quarter after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes and our convertible perpetual preferred stock. See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 9, Earnings per Common Share, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young, LLP and Richard Scrushy discussed in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent increasing consolidated Net income.
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
Our Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$97.9	$179.0	$159.4	$244.9
(Income) loss from discontinued operations, net of tax, attributable to HealthSouth	(3.8)	(0.1)	(3.7)	0.3
Provision for income tax expense (benefit)	36.5	(86.5)	69.3	(53.0)
Interest expense and amortization of debt discounts and fees	27.8	24.4	55.7	48.6
Professional fees—accounting, tax, and legal	2.0	2.2	3.6	3.6
Government, class action, and related settlements	(0.8)	(2.0)	(0.8)	(2.0)
Net noncash loss on disposal or impairment of assets	1.7	1.7	3.0	1.8
Depreciation and amortization	26.4	23.1	52.8	45.2
Stock-based compensation expense	7.0	6.5	14.3	12.8
Net income attributable to noncontrolling interests	(14.8)	(13.8)	(29.6)	(28.4)
Gain on consolidation of Fairlawn Rehabilitation Hospital	(27.2)	—	(27.2)	—
Adjusted EBITDA	$152.7	$134.5	$296.8	$273.8
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$235.1	$226.8
Provision for doubtful accounts	(16.8)	(14.4)
Professional fees—accounting, tax, and legal	3.6	3.6
Interest expense and amortization of debt discounts and fees	55.7	48.6
Equity in net income of nonconsolidated affiliates	6.9	6.2
Net income attributable to noncontrolling interests in continuing operations	(29.6)	(28.4)
Amortization of debt discounts and fees	(6.3)	(2.0)
Distributions from nonconsolidated affiliates	(6.5)	(5.0)
Current portion of income tax expense	6.6	0.5
Change in assets and liabilities	44.5	36.2
Net cash used in operating activities of discontinued operations	1.2	0.2
Other	2.4	1.5
Adjusted EBITDA	$296.8	$273.8
Growth in Adjusted EBITDA was due primarily to continued revenue growth and disciplined expense management. Adjusted EBITDA for the three and six months ended June 30, 2014 also included a $1.4 million benefit from the increase in ownership and consolidation of Fairlawn. Adjusted EBITDA for the six months ended June 30, 2014 included approximately $2 million from the sale of two investments.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2014 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and our Annual Report on Form 10‑K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2014	28,451	(2)	$34.05	25,090	$222,830,742
May 1 through May 31, 2014	481,324	(3)	33.88	469,231	206,944,707
June 1 through June 30, 2014	—		—	—	206,944,707
Total	509,775		33.89	494,321

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

(2)
Employees tendered 1,965 of these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock, and 1,396 shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

(3)	Employees tendered 12,093 of these shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock.

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we have paid the same per share dividend quarterly since. On May 1, 2014, our board of directors declared a cash dividend of $0.18 per share that was paid on July 15, 2014 to stockholders of record on July 1, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share, payable on October 15, 2014 to stockholders of record on October 1, 2014. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.5x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under this covenant to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of June 30, 2014 and anticipated restricted payments. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.
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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 29, 2014

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1	Nonqualified 401(K) Plan, as amended and restated June 1, 2014.+

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.