Form 10-Q
period 2014-09-30
HEALTHSOUTH CORP
filed 2014-10-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

The registrant had 87,752,931 shares of common stock outstanding, net of treasury shares, as of October 21, 2014.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, regulatory investigations, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, our ability to create shareholder value, or our projected capital expenditures. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” “predict,” “project,” “target,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual events or results to differ materially from those estimated by us include, but are not limited to, the following:

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

i

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems, including unauthorized access to or theft of patient or other sensitive information;

•	the price of our common or preferred stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•	our ability to attract and retain key management personnel; and

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
Net operating revenues	$596.9	$564.0	$1,792.5	$1,701.1
Less: Provision for doubtful accounts	(8.2)	(8.0)	(25.0)	(22.4)
Net operating revenues less provision for doubtful accounts	588.7	556.0	1,767.5	1,678.7
Operating expenses:
Salaries and benefits	290.0	269.5	861.4	817.7
Other operating expenses	89.4	82.2	260.2	241.3
Occupancy costs	10.3	11.7	31.1	35.8
Supplies	26.6	25.5	82.0	78.3
General and administrative expenses	27.5	28.8	88.4	88.5
Depreciation and amortization	27.4	24.3	80.2	69.5
Government, class action, and related settlements	—	(21.3)	(0.8)	(23.3)
Professional fees—accounting, tax, and legal	4.0	4.2	7.6	7.8
Total operating expenses	475.2	424.9	1,410.1	1,315.6
Interest expense and amortization of debt discounts and fees	27.8	25.3	83.5	73.9
Other income	(0.2)	(0.6)	(30.1)	(3.2)
Equity in net income of nonconsolidated affiliates	(1.9)	(2.0)	(8.8)	(8.2)
Income from continuing operations before income tax expense (benefit)	87.8	108.4	312.8	300.6
Provision for income tax expense (benefit)	22.1	35.2	91.4	(17.8)
Income from continuing operations	65.7	73.2	221.4	318.4
(Loss) income from discontinued operations, net of tax	(0.9)	(0.9)	2.8	(1.2)
Net income	64.8	72.3	224.2	317.2
Less: Net income attributable to noncontrolling interests	(14.7)	(14.1)	(44.3)	(42.5)
Net income attributable to HealthSouth	50.1	58.2	179.9	274.7
Less: Convertible perpetual preferred stock dividends	(1.6)	(5.7)	(4.7)	(17.2)
Net income attributable to HealthSouth common shareholders	$48.5	$52.5	$175.2	$257.5

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	86.5	86.2	86.8	88.7
Diluted	100.5	100.4	100.7	102.4

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.56	$0.61	$1.96	$2.87
Discontinued operations	(0.01)	(0.01)	0.03	(0.01)
Net income	$0.55	$0.60	$1.99	$2.86
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.53	$0.59	$1.82	$2.69
Discontinued operations	(0.01)	(0.01)	0.03	(0.01)
Net income	$0.52	$0.58	$1.85	$2.68

Cash dividends per common share	$0.21	$0.18	$0.57	$0.18

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$51.0	$59.1	$177.1	$275.9
(Loss) income from discontinued operations, net of tax	(0.9)	(0.9)	2.8	(1.2)
Net income attributable to HealthSouth	$50.1	$58.2	$179.9	$274.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Millions)
COMPREHENSIVE INCOME
Net income	$64.8	$72.3	$224.2	$317.2
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.2)	—	0.5	(0.8)
Reclassifications to net income	—	0.1	(0.5)	(0.9)
Other comprehensive (loss) income before income taxes	(0.2)	0.1	—	(1.7)
Provision for income tax benefit related to other comprehensive (loss) income items	0.1	—	—	0.1
Other comprehensive (loss) income, net of tax	(0.1)	0.1	—	(1.6)
Comprehensive income	64.7	72.4	224.2	315.6
Comprehensive income attributable to noncontrolling interests	(14.7)	(14.1)	(44.3)	(42.5)
Comprehensive income attributable to HealthSouth	$50.0	$58.3	$179.9	$273.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$272.3	$64.5
Accounts receivable, net of allowance for doubtful accounts of $24.2 in 2014; $23.1 in 2013	261.6	261.8
Deferred income tax assets	138.9	139.0
Other current assets	110.2	115.1
Total current assets	783.0	580.4
Property and equipment, net	994.6	910.5
Goodwill	491.7	456.9
Intangible assets, net	99.9	88.2
Deferred income tax assets	255.3	354.3
Other long-term assets	169.5	144.1
Total assets	$2,794.0	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$208.5	$12.3
Accounts payable	54.8	61.9
Accrued expenses and other current liabilities	251.4	237.4
Total current liabilities	514.7	311.6
Long-term debt, net of current portion	1,441.4	1,505.2
Other long-term liabilities	139.7	142.2
	2,095.8	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock	93.2	93.2
Redeemable noncontrolling interests	12.2	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 104,011,178 in 2014; 102,648,302 in 2013	1.0	1.0
Capital in excess of par value	2,828.0	2,849.4
Accumulated deficit	(1,921.2)	(2,101.1)
Accumulated other comprehensive loss	(0.1)	(0.1)
Treasury stock, at cost (16,255,544 shares in 2014 and 14,654,436 shares in 2013)	(458.1)	(404.6)
Total HealthSouth shareholders’ equity	449.6	344.6
Noncontrolling interests	143.2	124.1
Total shareholders’ equity	592.8	468.7
Total liabilities and shareholders’ equity	$2,794.0	$2,534.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2014
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	179.9	—	—	38.9	218.8
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(50.6)	—	—	—	—	(50.6)
Dividends declared on convertible perpetual preferred stock	—	—	(4.7)	—	—	—	—	(4.7)
Stock-based compensation	—	—	19.3	—	—	—	—	19.3
Stock options exercised	0.3	—	7.4	—	—	—	—	7.4
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(33.7)	(33.7)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	0.9	—	—	(0.7)	(0.1)	0.1
Balance at end of period	87.8	$1.0	$2,828.0	$(1,921.2)	$(0.1)	$(458.1)	$143.2	$592.8

	Nine Months Ended September 30, 2013
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	274.7	—	—	38.4	313.1
Receipt of treasury stock	(0.3)	—	—	—	—	(5.8)	—	(5.8)
Dividends declared on common stock	—	—	(15.9)	—	—	—	—	(15.9)
Dividends declared on convertible perpetual preferred stock	—	—	(17.2)	—	—	—	—	(17.2)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Stock options exercised	0.3	—	7.5	—	—	—	—	7.5
Distributions declared	—	—	—	—	—	—	(30.1)	(30.1)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Other	0.8	—	4.5	—	(1.6)	(1.0)	0.1	2.0
Balance at end of period	87.4	$1.0	$2,874.5	$(2,150.0)	$(0.2)	$(404.2)	$120.9	$442.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In Millions)
Cash flows from operating activities:
Net income	$224.2	$317.2
(Income) loss from discontinued operations	(2.8)	1.2
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	25.0	22.4
Provision for government, class action, and related settlements	(0.8)	(23.3)
Depreciation and amortization	80.2	69.5
Equity in net income of nonconsolidated affiliates	(8.8)	(8.2)
Distributions from nonconsolidated affiliates	9.4	9.6
Stock-based compensation	19.3	19.0
Deferred tax expense (benefit)	81.6	(20.8)
Gain on consolidation of Fairlawn Rehabilitation Hospital	(27.2)	—
Other	13.0	6.0
(Increase) decrease in assets—
Accounts receivable	(48.7)	(26.5)
Other assets	8.9	(4.5)
Increase (decrease) in liabilities—
Accounts payable	3.7	9.9
Other liabilities	(7.6)	(0.7)
Premium received on bond issuance	6.3	—
Net cash used in operating activities of discontinued operations	(1.0)	(1.4)
Total adjustments	153.3	51.0
Net cash provided by operating activities	374.7	369.4

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(133.9)	(166.8)
Capitalized software costs	(12.6)	(15.6)
Acquisition of business, net of cash acquired	(15.9)	(28.9)
Proceeds from sale of restricted investments	0.3	16.9
Proceeds from sale of Digital Hospital	—	10.8
Purchase of restricted investments	(2.5)	(8.1)
Other	2.3	(5.5)
Net cash used in investing activities	(162.3)	(197.2)
Cash flows from financing activities:
Proceeds from bond issuance	175.0	—
Principal borrowings on notes	—	15.2
Borrowings on revolving credit facility	65.0	147.0
Payments on revolving credit facility	(110.0)	(112.0)
Repurchases of common stock, including fees and expenses	(43.1)	(234.1)
Dividends paid on common stock	(47.4)	—
Dividends paid on convertible perpetual preferred stock	(4.7)	(17.2)
Distributions paid to noncontrolling interests of consolidated affiliates	(39.6)	(34.1)
Other	0.2	(4.8)
Net cash used in financing activities	(4.6)	(240.0)
Increase (decrease) in cash and cash equivalents	207.8	(67.8)
Cash and cash equivalents at beginning of period	64.5	132.8
Cash and cash equivalents at end of period	$272.3	$65.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
See also Note 2, Business Combinations.
Net Operating Revenues—
During the three and nine months ended September 30, 2014 and 2013, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Medicare	73.5%	74.1%	74.1%	74.5%
Medicaid	2.2%	1.5%	1.8%	1.2%
Workers’ compensation	1.1%	1.3%	1.2%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.8%	18.7%	18.6%	18.5%
Other third-party payors	1.8%	1.7%	1.7%	1.7%
Patients	1.1%	1.1%	1.0%	1.1%
Other income	1.5%	1.6%	1.6%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2013 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2.	Business Combinations
In June 2014, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $34.8 million, and we recorded a $27.2 million gain as part of Other income during the nine months ended September 30, 2014. The transaction was funded using cash on hand. See also Note 9, Income Taxes.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Our reported Net operating revenues and Net income for the three and nine months ended September 30, 2014 include operating results for Fairlawn from June 1, 2014 through September 30, 2014. The following table summarizes the results of operations of the above mentioned entity from the date of acquisition included in our consolidated results of operations and the results of operations of the combined entity had the date of the acquisition been January 1, 2013 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entity only: Actual from acquisition date to September 30, 2014	$15.4	$2.6
Combined entity: Supplemental pro forma from 07/01/2014-09/30/2014*	596.9	50.1
Combined entity: Supplemental pro forma from 07/01/2013-09/30/2013	574.8	59.3
Combined entity: Supplemental pro forma from 01/01/2014-09/30/2014	1,811.3	181.6
Combined entity: Supplemental pro forma from 01/01/2013-09/30/2013	1,734.4	278.0
*Pro forma amounts equal reported operating results due to the acquisition of Fairlawn effective June 1, 2014.
Information regarding the net cash paid for all acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Fair value of assets acquired, net of $5.1 million of cash acquired in 2014	$—	$—	$52.0	$15.6
Goodwill	—	—	34.8	13.7
Fair value of liabilities assumed	—	—	(21.9)	(0.4)
Fair value of noncontrolling interest owned by joint venture partner	—	—	(14.0)	—
Fair value of equity interest prior to acquisition	—	—	(35.0)	—
Net cash paid for acquisitions	$—	$—	$15.9	$28.9
See Note 2, Business Combinations, to the 2013 Form 10-K for information regarding the acquisition completed in 2013.

3.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2014 and December 31, 2013, we had $10.8 million and $20.3 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in nine partially owned subsidiaries, of which eight are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating revenues	$7.8	$16.2	$44.1	$55.4
Operating expenses	(3.3)	(10.3)	(22.7)	(32.5)
Income from continuing operations, net of tax	4.2	4.4	28.2	18.4
Net income	4.2	4.4	28.2	18.4
See also Note 2, Business Combinations.

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2014	December 31, 2013
Credit Agreement—
Advances under revolving credit facility	$—	$45.0
Term loan facility	—	—
Bonds payable—
7.25% Senior Notes due 2018	272.3	272.4
8.125% Senior Notes due 2020	286.9	286.6
7.75% Senior Notes due 2022	252.4	252.5
5.75% Senior Notes due 2024	456.3	275.0
2.0% Convertible Senior Subordinated Notes due 2043	255.8	249.5
Other notes payable	41.9	47.6
Capital lease obligations	84.3	88.9
	1,649.9	1,517.5
Less: Current portion	(208.5)	(12.3)
Long-term debt, net of current portion	$1,441.4	$1,505.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2014*	$273.3	$274.2
2015	9.0	9.0
2016	9.0	9.0
2017	8.1	8.1
2018	8.6	8.6
2019	11.5	11.5
Thereafter	1,389.1	1,329.5
Total	$1,708.6	$1,649.9
*See discussion below regarding the notice and redemption of our 7.25% Senior Notes due 2018.
On September 18, 2014, we issued an additional $175 million of our existing 5.75% Senior Notes due 2024 at a price of 103.625% of the principal amount, which resulted in approximately $182 million in net proceeds from the public offering. The additional notes will be governed by the previously executed agreements for our 5.75% Senior Notes due 2024.
On September 22, 2014, we amended our existing credit agreement to, among other things:

•	add a new $150 million term loan facility in addition to our existing $600 million revolving credit facility;

•	permit additional restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.75x (previously 1.50x);

•	increase the amount of permitted capital expenditures in a given year from $250 million to $300 million; and

•	set the maturity date for both the revolving credit and term loan facilities to September 20, 2019, which represents a one-year extension for our existing revolving credit facility.
We may borrow amounts under the term loan facility on or before March 31, 2015. Amounts drawn under the term loan facility are subject to the same applicable interest rate schedule as amounts drawn under our existing revolving credit facility, which rate is currently LIBOR plus 1.75 percent. Amounts drawn under the term loan facility are payable in equal consecutive quarterly installments, commencing on March 31, 2015, of 1.25% of the aggregate principal amount of the term loan outstanding as of March 31, 2015. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facility.
On August 29, 2014, we gave notice of, and made an irrevocable commitment for, the redemption of all the outstanding principal amount of our 7.25% Senior Notes due 2018. On October 1, 2014, we used the net proceeds from the additional offering of our 5.75% Senior Notes due 2024, a $75 million draw under our term loan facility, and cash on hand to execute the redemption. Pursuant to the terms of the 7.25% Senior Notes due 2018, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the approximately $271 million in principal. Additionally, on October 24, 2014, we gave notice of the redemption of approximately $25 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of the 7.75% Senior Notes due 2022, this optional redemption will represent 10% of the outstanding principal amount of the notes at a price of 103%, which will result in a total cash outlay of approximately $26 million when the transaction closes in December 2014. As a result of these redemptions, we expect to record an approximate $13 million loss on early extinguishment of debt in the fourth quarter of 2014.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$13.5	$7.2
Net income attributable to noncontrolling interests	5.4	4.1
Distributions declared	(6.7)	(3.6)
Contribution to joint venture	—	6.2
Balance at end of period	$12.2	$13.9
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$12.9	$12.6	$38.9	$38.4
Net income attributable to redeemable noncontrolling interests	1.8	1.5	5.4	4.1
Net income attributable to noncontrolling interests	$14.7	$14.1	$44.3	$42.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$4.3	$—	$4.3	$—	M
Other long-term assets:
Restricted marketable securities	45.9	—	45.9	—	M
As of December 31, 2013
Other current assets:
Current portion of restricted marketable securities	$4.7	$—	$4.7	$—	M
Other long-term assets:
Restricted marketable securities	42.9	—	42.9	—	M
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
During the three months ended September 30, 2014, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations. As a result of our consolidation of Fairlawn and the remeasurement of our previously held equity interest at fair value, we recorded a $27.2 million gain as part of Other income during the nine months ended September 30, 2014. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results used management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. See Note 2, Business Combinations. During the three and nine months ended September 30, 2013, we did not record any material gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$45.0	$45.0
7.25% Senior Notes due 2018	272.3	281.3	272.4	291.4
8.125% Senior Notes due 2020	286.9	306.0	286.6	319.4
7.75% Senior Notes due 2022	252.4	269.0	252.5	275.0
5.75% Senior Notes due 2024	456.3	456.2	275.0	273.6
2.00% Convertible Senior Subordinated Notes due 2043	255.8	349.2	249.5	339.7
Other notes payable	41.9	41.9	47.6	47.6
Financial commitments:
Letters of credit	—	31.8	—	36.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2013 Form 10-K.
See also Note 5, Redeemable Noncontrolling Interests, and Note 8, Assets and Liabilities in and Results of Discontinued Operations.

7.	Share-Based Payments
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

8.	Assets and Liabilities in and Results of Discontinued Operations
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
During the second quarter of 2014, we entered into an amendment to the option agreement that requires us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our condensed consolidated balance sheet and marked to market each period. As of

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

September 30, 2014, the fair value of this option was $5.1 million and is included in Other long-term assets in our condensed consolidated balance sheet. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2014 included a $1.6 million loss and $5.1 million net gain, respectively, resulting from the initial recording of this option as a derivative and its fair value adjustments during the 2014 periods presented.
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

9.	Income Taxes
Our Provision for income tax expense of $22.1 million and $91.4 million for the three and nine months ended September 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain discussed in Note 2, Business Combinations, related to our acquisition of an additional 30% equity interest in Fairlawn and our election to claim certain tax credits. As a result of the Fairlawn transaction, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
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
The $394.2 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2014 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2014, we maintained a valuation allowance of $30.3 million due to uncertainties regarding our ability to utilize a portion of our state NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
Our reported federal NOL of $240.7 million (approximately $688 million on a gross basis) as of September 30, 2014 excludes $11.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Total remaining gross unrecognized tax benefits were $0.4 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively, none of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2013	$1.1	$0.3
Gross amount of increases in unrecognized tax benefits related to prior periods	—	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.7)	(0.3)
Balance at September 30, 2014	$0.4	$0.1
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2014 and 2013 was not material. Accrued interest income related to income taxes as of September 30, 2014 and December 31, 2013 was not material.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.	Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Numerator:
Income from continuing operations	$65.7	$73.2	$221.4	$318.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.7)	(14.1)	(44.3)	(42.5)
Less: Income allocated to participating securities	(0.5)	(0.6)	(2.1)	(4.1)
Less: Convertible perpetual preferred stock dividends	(1.6)	(5.7)	(4.7)	(17.2)
Income from continuing operations attributable to HealthSouth common shareholders	48.9	52.8	170.3	254.6
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.9)	(0.9)	2.8	(1.2)
Net income attributable to HealthSouth common shareholders	$48.0	$51.9	$173.1	$253.4
Denominator:
Basic weighted average common shares outstanding	86.5	86.2	86.8	88.7
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.56	$0.61	$1.96	$2.87
Discontinued operations	(0.01)	(0.01)	0.03	(0.01)
Net income	$0.55	$0.60	$1.99	$2.86

Diluted:
Numerator:
Income from continuing operations	$65.7	$73.2	$221.4	$318.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.7)	(14.1)	(44.3)	(42.5)
Add: Interest on convertible debt, net of tax	2.3	—	6.8	—
Income from continuing operations attributable to HealthSouth common shareholders	53.3	59.1	183.9	275.9
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.9)	(0.9)	2.8	(1.2)
Net income attributable to HealthSouth common shareholders	$52.4	$58.2	$186.7	$274.7
Denominator:
Diluted weighted average common shares outstanding	100.5	100.4	100.7	102.4
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.53	$0.59	$1.82	$2.69
Discontinued operations	(0.01)	(0.01)	0.03	(0.01)
Net income	$0.52	$0.58	$1.85	$2.68

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	86.5	86.2	86.8	88.7
Convertible perpetual preferred stock	3.2	11.6	3.2	11.6
Convertible senior subordinated notes	8.2	—	8.1	—
Restricted stock awards, dilutive stock options, and restricted stock units	2.6	2.6	2.6	2.1
Diluted weighted average common shares outstanding	100.5	100.4	100.7	102.4
Options to purchase approximately 0.1 million shares of common stock were outstanding as of September 30, 2014 and 2013, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During the nine months ended September 30, 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million using cash on hand.
On February 14, 2014, our board of directors declared a cash dividend of $0.18 per common share that was paid on April 15, 2014 to stockholders of record on April 1, 2014. On May 1, 2014, our board of directors declared a cash dividend of $0.18 per common share that was paid on July 15, 2014 to stockholders of record on July 1, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per common share paid on October 15, 2014 to stockholders of record on October 1, 2014. On October 21, 2014, our board of directors declared a cash dividend of $0.21 per share, payable on January 15, 2015 to stockholders of record on January 2, 2015. As of September 30, 2014 and December 31, 2013, accrued common stock dividends of $18.7 million and $15.8 million were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
As discussed more fully in Note 10, Convertible Perpetual Preferred Stock, to the consolidated financial statements accompanying the 2013 Form 10-K, the agreement underlying our preferred stock includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the preferred stock had a conversion price of $30.50 per share, which was equal to an initial conversion rate of 32.7869 shares of common stock per share of preferred stock. Additionally, our convertible notes (see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10‑K) also include similar antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends beginning in October 2013 has triggered, from time to time, the antidilutive adjustment provisions of the preferred stock and convertible notes. As of October 2, 2014, the resulting exercise prices of the preferred stock and convertible notes were $29.70 and $38.82 per share, respectively, and the resulting conversion rates were 33.6700 and 25.7582 for each preferred share and for each $1,000 principal amount of the convertible notes, respectively.

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
The above exercises resulted in the issuance of 0.2 million shares of common stock during the nine months ended September 30, 2014. Cash exercises resulted in gross proceeds of $6.3 million during the nine months ended September 30, 2014.
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
Litigation By and Against Former Independent Auditor—
In March 2003, claims on behalf of HealthSouth were brought against Ernst & Young, LLP in a stockholder derivative lawsuit initially filed in the Circuit Court of Jefferson County, Alabama on August 28, 2002 and captioned Tucker v. Scrushy. The Tucker derivative litigation, including the claims against various other defendants and the $2.9 billion judgment against Mr. Scrushy, our former chairman and chief executive officer, is more fully described in “Derivative Litigation” and “Litigation By and Against Former Independent Auditor” in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K. The Tucker complaint alleged that from 1996 through 2002, when Ernst & Young served as our independent auditor, Ernst & Young acted recklessly and with gross negligence in performing its duties, and specifically that Ernst & Young failed to perform reviews and audits of our financial statements with due professional care as required by law and by its contractual agreements with us. The claims further alleged Ernst & Young either knew of or, in the exercise of due care, should have discovered and investigated the fraudulent and improper accounting practices being directed by certain officers and employees, and should have reported them to our board of directors and the audit committee. The claims sought compensatory and punitive damages, disgorgement of fees received from us by Ernst & Young, and attorneys’ fees and costs.
On March 18, 2005, Ernst & Young filed a lawsuit captioned Ernst & Young LLP v. HealthSouth Corp. in the Circuit Court of Jefferson County, Alabama. The complaint alleged we provided Ernst & Young with fraudulent management representation letters, financial statements, invoices, bank reconciliations, and journal entries in an effort to conceal accounting fraud. Ernst & Young claimed that as a result of our actions, Ernst & Young’s reputation had been injured and it incurred damages, expenses, and legal fees. On April 1, 2005, we answered Ernst & Young’s claims and asserted counterclaims related or identical to those asserted in the Tucker action. Upon Ernst & Young’s motion, the Alabama state court referred Ernst & Young’s claims and our counterclaims to arbitration pursuant to a clause in the engagement agreements between HealthSouth

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

and Ernst & Young. In August 2006, we and the derivative plaintiffs agreed to jointly prosecute the claims against Ernst & Young in arbitration.
The trial phase of the arbitration process began on July 12, 2010 before a three-person arbitration panel selected under rules of the American Arbitration Association (the “AAA”). On December 18, 2012, the AAA panel granted Ernst & Young’s motion to dismiss our claims on the grounds that HealthSouth was not permitted to pursue its claims since certain of its former officers and employees committed fraudulent acts. The panel also denied and dismissed Ernst & Young’s claims against us. On December 18, 2012, we, together with the stockholder derivative plaintiffs, filed a notice of appeal of the panel’s decision in the Circuit Court of Jefferson County, Alabama. On December 28, 2012, we filed a motion to vacate the decision. We asserted that the panel’s decision was contrary to the Federal Arbitration Act and the duties of a public accounting firm to its corporate clients, and that the arbitrators exceeded their authority by entering an award contrary to Alabama law. On April 25, 2013, the court denied our motion to vacate. On June 4, 2013, we filed a notice of appeal to the Supreme Court of Alabama seeking review of the circuit court's denial of our motion to vacate the arbitration panel's decision. On June 13, 2014, the Supreme Court of Alabama affirmed the decision by the circuit court. On June 27, 2014, we filed an application for rehearing with the Supreme Court of Alabama. On August 22, 2014, the Supreme Court of Alabama denied our application, and as a result, we consider this litigation matter concluded.
General Medicine Action—
On August 16, 2004, General Medicine, P.C. filed a lawsuit against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation, a former subsidiary of HealthSouth. The lawsuit is pending in the Circuit Court of Jefferson County, Alabama (the “Alabama Action”).
General Medicine’s underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement for cause six months after it was executed, and General Medicine then initiated a lawsuit against Horizon/CMS in the United States District Court for the Eastern District of Michigan in 1996 (the “Michigan Action”). General Medicine’s complaint in the Michigan Action alleged that Horizon/CMS breached the services contract by wrongfully terminating General Medicine. We acquired Horizon/CMS in 1997 and sold it to Meadowbrook Healthcare, Inc. in 2001 pursuant to a stock purchase agreement. In 2004, Meadowbrook, without the knowledge of HealthSouth, consented to the entry of a final judgment in the Michigan Action in favor of General Medicine against Horizon/CMS for the alleged wrongful termination of the contract with General Medicine in the amount of $376 million (the “Consent Judgment”). The $376 million damages figure was unilaterally selected by General Medicine and was not tested or opposed by Meadowbrook. Additionally, the settlement agreement (the “Settlement”) used as the basis for the Consent Judgment provided that Meadowbrook would pay only $300,000 to General Medicine to settle the Michigan Action and that General Medicine would seek to recover the remaining balance of the Consent Judgment solely from us. We were not a party to the Michigan Action, the Settlement negotiated by Meadowbrook, or the Consent Judgment.
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
We have denied liability to General Medicine and asserted defenses and a counterclaim against General Medicine that the Consent Judgment is the product of collusion by General Medicine and Meadowbrook. Consequently, we assert that the Consent Judgment is not evidence of a legitimate debt owed by Horizon/CMS to General Medicine that is collectible from HealthSouth under any theory of liability.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
On January 9, 2014 and on February 18, 2014, the court in the Alabama Action entered rulings based on General Medicine’s stipulation that it would not rely on the Consent Judgment to prove the amount of its damages claim against Horizon/CMS, which rulings together provided that the $376 million damages figure contained in the Consent Judgment is not admissible at trial and that the issue of collusion with respect to the amount of the Consent Judgment is now moot. Instead of relying on the Consent Judgment to prove damages against Horizon/CMS, General Medicine will be required to prove the amount of any damages it has against Horizon/CMS. General Medicine did, however, indicate it would rely on the Consent Judgment to prove its status as a creditor of Horizon/CMS and that Horizon/CMS is indebted to General Medicine for breaching the 1995 services contract. On March 31, 2014, General Medicine filed a motion seeking partial summary judgment and requesting dismissal of our defenses and counterclaim which allege the Consent Judgment was the product of collusion. In opposition to the motion, we argued the Consent Judgment is collusive in its entirety, not just with respect to the $376 million damages figure, and there has never been a valid adjudication that Horizon/CMS breached its 1995 services contract with General Medicine or that Horizon/CMS is indebted to General Medicine for any amount. On July 15, 2014, the court issued an order denying General Medicine’s motion for partial summary judgment.
On May 3, 2014, the Consent Judgment expired under applicable Michigan law without renewal by General Medicine. Based on the expiration, on July 23, 2014, we filed a motion for summary judgment requesting dismissal of General Medicine’s lawsuit against us on grounds that General Medicine is no longer a “creditor” of Horizon/CMS, which is an essential element of the fraudulent transfer and alter ego claims against us, and that General Medicine’s lawsuit against us is now moot. On August 13, 2014, the court denied our motion for summary judgment.
The trial began on September 15, 2014. On September 16, 2014, the court issued a provisional ruling precluding us from offering any evidence at trial that the Consent Judgment was the product of collusion by General Medicine and Meadowbrook, unless General Medicine opens the door by introducing evidence of the $376 million amount of the Consent Judgment. On September 18, 2014, the court granted General Medicine’s motion for a mistrial based on certain statements made during opening statements. The Alabama Action has been reset for trial beginning on March 9, 2015.
On September 24, 2014, we filed a petition for writ of mandamus with the Supreme Court of Alabama requesting that it review the trial court’s August 13, 2014 order denying our motion for summary judgment. A petition for writ of mandamus is a discretionary appeal, rather than an appeal as a matter of right. If the supreme court agrees to hear our petition, it will direct the parties to submit briefs on the merits and will most likely stay the March 9, 2015 trial until it renders a decision. If it does not agree to hear our petition, then the case is expected to proceed to trial on that date.
We intend to vigorously defend ourselves against General Medicine’s claims. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.

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
All of the subpoenas are in connection with an investigation of alleged improper or fraudulent claims submitted to Medicare and Medicaid and request documents and materials relating to practices, procedures, protocols and policies, of certain pre- and post-admissions activities at these hospitals including, among other things, marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% rule,” an inpatient rehabilitation hospital must treat 60% or more of its patients from at least one of a specified list of medical conditions in order to be reimbursed at the inpatient rehabilitation hospital payment rates, rather than at the lower acute care hospital payment rates.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.0	$424.5	$191.2	$(22.8)	$596.9
Less: Provision for doubtful accounts	—	(5.7)	(2.5)	—	(8.2)
Net operating revenues less provision for doubtful accounts	4.0	418.8	188.7	(22.8)	588.7
Operating expenses:
Salaries and benefits	4.1	197.9	91.8	(3.8)	290.0
Other operating expenses	5.0	62.0	31.8	(9.4)	89.4
Occupancy costs	1.1	14.5	4.3	(9.6)	10.3
Supplies	0.1	18.6	7.9	—	26.6
General and administrative expenses	27.5	—	—	—	27.5
Depreciation and amortization	2.3	18.2	6.9	—	27.4
Professional fees—accounting, tax, and legal	4.0	—	—	—	4.0
Total operating expenses	44.1	311.2	142.7	(22.8)	475.2
Interest expense and amortization of debt discounts and fees	25.7	1.7	0.7	(0.3)	27.8
Other income	0.1	—	(0.6)	0.3	(0.2)
Equity in net income of nonconsolidated affiliates	—	(1.9)	—	—	(1.9)
Equity in net income of consolidated affiliates	(62.6)	(7.2)	—	69.8	—
Management fees	(26.8)	20.4	6.4	—	—
Income from continuing operations before income tax (benefit) expense	23.5	94.6	39.5	(69.8)	87.8
Provision for income tax (benefit) expense	(27.5)	39.2	10.4	—	22.1
Income from continuing operations	51.0	55.4	29.1	(69.8)	65.7
Loss from discontinued operations, net of tax	(0.9)	—	—	—	(0.9)
Net Income	50.1	55.4	29.1	(69.8)	64.8
Less: Net income attributable to noncontrolling interests	—	—	(14.7)	—	(14.7)
Net income attributable to HealthSouth	$50.1	$55.4	$14.4	$(69.8)	$50.1
Comprehensive income	$50.0	$55.4	$29.1	$(69.8)	$64.7
Comprehensive income attributable to HealthSouth	$50.0	$55.4	$14.4	$(69.8)	$50.0

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$11.5	$1,286.4	$561.7	$(67.1)	$1,792.5
Less: Provision for doubtful accounts	—	(17.6)	(7.4)	—	(25.0)
Net operating revenues less provision for doubtful accounts	11.5	1,268.8	554.3	(67.1)	1,767.5
Operating expenses:
Salaries and benefits	15.9	590.2	266.6	(11.3)	861.4
Other operating expenses	15.0	182.1	90.0	(26.9)	260.2
Occupancy costs	3.1	43.4	13.5	(28.9)	31.1
Supplies	—	57.9	24.1	—	82.0
General and administrative expenses	88.4	—	—	—	88.4
Depreciation and amortization	7.4	54.1	18.7	—	80.2
Government, class action, and related settlements	(0.8)	—	—	—	(0.8)
Professional fees—accounting, tax, and legal	7.6	—	—	—	7.6
Total operating expenses	136.6	927.7	412.9	(67.1)	1,410.1
Interest expense and amortization of debt discounts and fees	76.3	5.9	2.1	(0.8)	83.5
Other income	(0.3)	(28.4)	(2.2)	0.8	(30.1)
Equity in net income of nonconsolidated affiliates	—	(8.8)	—	—	(8.8)
Equity in net income of consolidated affiliates	(233.9)	(21.3)	—	255.2	—
Management fees	(80.7)	61.6	19.1	—	—
Income from continuing operations before income tax (benefit) expense	113.5	332.1	122.4	(255.2)	312.8
Provision for income tax (benefit) expense	(63.5)	122.0	32.9	—	91.4
Income from continuing operations	177.0	210.1	89.5	(255.2)	221.4
Income (loss) from discontinued operations, net of tax	2.9	—	(0.1)	—	2.8
Net Income	179.9	210.1	89.4	(255.2)	224.2
Less: Net income attributable to noncontrolling interests	—	—	(44.3)	—	(44.3)
Net income attributable to HealthSouth	$179.9	$210.1	$45.1	$(255.2)	$179.9
Comprehensive income	$179.9	$210.1	$89.4	$(255.2)	$224.2
Comprehensive income attributable to HealthSouth	$179.9	$210.1	$45.1	$(255.2)	$179.9

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$266.5	$1.5	4.3	$—	$272.3
Accounts receivable, net	—	186.1	75.5	—	261.6
Deferred income tax assets	85.5	34.5	18.9	—	138.9
Other current assets	40.4	14.1	91.2	(35.5)	110.2
Total current assets	392.4	236.2	189.9	(35.5)	783.0
Property and equipment, net	13.6	753.5	227.5	—	994.6
Goodwill	—	279.6	212.1	—	491.7
Intangible assets, net	12.9	46.2	40.8	—	99.9
Deferred income tax assets	203.4	24.5	27.4	—	255.3
Other long-term assets	74.5	35.3	59.7	—	169.5
Intercompany receivable	1,562.7	—	—	(1,562.7)	—
Total assets	$2,259.5	$1,375.3	$757.4	$(1,598.2)	$2,794.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$217.7	$4.1	$4.2	$(17.5)	208.5
Accounts payable	8.8	33.0	13.0	—	54.8
Accrued expenses and other current liabilities	121.3	73.0	75.1	(18.0)	251.4
Total current liabilities	347.8	110.1	92.3	(35.5)	514.7
Long-term debt, net of current portion	1,324.3	85.0	32.1	—	1,441.4
Other long-term liabilities	44.6	12.5	82.6	—	139.7
Intercompany payable	—	431.9	212.5	(644.4)	—
	1,716.7	639.5	419.5	(679.9)	2,095.8
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	12.2	—	12.2
Shareholders’ equity:
HealthSouth shareholders’ equity	449.6	735.8	182.5	(918.3)	449.6
Noncontrolling interests	—	—	143.2	—	143.2
Total shareholders’ equity	449.6	735.8	325.7	(918.3)	592.8
Total liabilities and shareholders’ equity	$2,259.5	$1,375.3	$757.4	$(1,598.2)	$2,794.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$60.5	$2.3	$1.7	$—	$64.5
Accounts receivable, net	—	184.7	77.1	—	261.8
Deferred income tax assets	85.5	34.5	19.0	—	139.0
Other current assets	37.0	15.8	80.8	(18.5)	115.1
Total current assets	183.0	237.3	178.6	(18.5)	580.4
Property and equipment, net	16.3	698.5	195.7	—	910.5
Goodwill	—	279.6	177.3	—	456.9
Intangible assets, net	18.1	49.6	20.5	—	88.2
Deferred income tax assets	288.8	24.5	41.0	—	354.3
Other long-term assets	64.6	27.1	52.4	—	144.1
Intercompany receivable	1,438.8	—	—	(1,438.8)	—
Total assets	$2,009.6	$1,316.6	$665.5	$(1,457.3)	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$19.4	$3.8	$6.6	$(17.5)	$12.3
Accounts payable	15.1	32.6	14.2	—	61.9
Accrued expenses and other current liabilities	111.1	67.2	60.1	(1.0)	237.4
Total current liabilities	145.6	103.6	80.9	(18.5)	311.6
Long-term debt, net of current portion	1,381.7	88.1	35.4	—	1,505.2
Other long-term liabilities	44.5	17.4	80.3	—	142.2
Intercompany payable	—	299.2	228.9	(528.1)	—
	1,571.8	508.3	425.5	(546.6)	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	13.5	—	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity	344.6	808.3	102.4	(910.7)	344.6
Noncontrolling interests	—	—	124.1	—	124.1
Total shareholders’ equity	344.6	808.3	226.5	(910.7)	468.7
Total liabilities and shareholders’ equity	$2,009.6	$1,316.6	$665.5	$(1,457.3)	$2,534.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$53.5	$206.9	$114.3	$—	$374.7
Cash flows from investing activities:
Purchases of property and equipment	(11.9)	(97.9)	(24.1)	—	(133.9)
Capitalized software costs	(4.1)	(1.5)	(7.0)	—	(12.6)
Acquisition of business, net of cash acquired	—	—	(15.9)	—	(15.9)
Proceeds from sale of restricted investments	—	—	0.3	—	0.3
Purchase of restricted investments	—	—	(2.5)	—	(2.5)
Other	1.0	1.3	—	—	2.3
Net cash used in investing activities	(15.0)	(98.1)	(49.2)	—	(162.3)
Cash flows from financing activities:
Proceeds from bond issuance	175.0	—	—	—	175.0
Borrowings on revolving credit facility	65.0	—	—	—	65.0
Payments on revolving credit facility	(110.0)	—	—	—	(110.0)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(47.4)	—	—	—	(47.4)
Dividends paid on convertible perpetual preferred stock	(4.7)	—	—	—	(4.7)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(39.6)	—	(39.6)
Other	8.7	(3.0)	(5.5)	—	0.2
Change in intercompany advances	124.0	(106.6)	(17.4)	—	—
Net cash provided by (used in) financing activities	167.5	(109.6)	(62.5)	—	(4.6)
Increase (decrease) in cash and cash equivalents	206.0	(0.8)	2.6	—	207.8
Cash and cash equivalents at beginning of period	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of period	$266.5	$1.5	$4.3	$—	$272.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$70.9	$215.6	$82.9	$—	$369.4
Cash flows from investing activities:
Purchases of property and equipment	(5.2)	(142.3)	(19.3)	—	(166.8)
Capitalized software costs	(4.8)	(7.6)	(3.2)	—	(15.6)
Acquisition of business, net of cash acquired	—	(28.9)	—	—	(28.9)
Proceeds from sale of restricted investments	—	—	16.9	—	16.9
Proceeds from sale of Digital Hospital	10.8	—	—	—	10.8
Purchase of restricted investments	—	—	(8.1)	—	(8.1)
Other	(0.2)	(1.0)	(4.3)	—	(5.5)
Net cash provided by (used in) investing activities	0.6	(179.8)	(18.0)	—	(197.2)
Cash flows from financing activities:
Principal borrowings on notes	—	—	15.2	—	15.2
Borrowings on revolving credit facility	147.0	—	—	—	147.0
Payments on revolving credit facility	(112.0)	—	—	—	(112.0)
Repurchases of common stock, including fees and expenses	(234.1)	—	—	—	(234.1)
Dividends paid on convertible perpetual preferred stock	(17.2)	—	—	—	(17.2)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(34.1)	—	(34.1)
Other	4.6	(6.7)	(2.7)	—	(4.8)
Change in intercompany advances	70.5	(27.5)	(43.0)	—	—
Net cash used in financing activities	(141.2)	(34.2)	(64.6)	—	(240.0)
(Decrease) increase in cash and cash equivalents	(69.7)	1.6	0.3	—	(67.8)
Cash and cash equivalents at beginning of period	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of period	$61.6	$1.9	$1.5	$—	$65.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 28 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of September 30, 2014, we operated 103 inpatient rehabilitation hospitals (including one hospital that operates as a joint venture which we account for using the equity method of accounting), 16 outpatient rehabilitation satellite clinics (operated by our hospitals), and 25 licensed, hospital-based home health agencies. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business, of the 2013 Form 10-K.
2014 Overview
Our 2014 strategy focuses on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals;

•	expanding our services to more patients who require inpatient rehabilitative services by constructing and acquiring new hospitals in new markets;

•	continuing our shareholder value-enhancing strategies such as common stock dividends and repurchases of our common stock; and

•
positioning the Company for continued success in the evolving healthcare delivery system. This preparation includes continuing the installation of our electronic clinical information system which allows for interfaces with all major acute care electronic medical record systems and health information exchanges, participating in bundling projects and Accountable Care Organizations (“ACOs”), and evaluating potential service line expansions via acquisitions.

During the three months ended September 30, 2014, discharge growth of 3.8% coupled with a 2.7% increase in net patient revenue per discharge generated 6.6% growth in net patient revenue from our hospitals compared to the three months ended September 30, 2013. Discharge growth included a 1.9% increase in same-store discharges. During the nine months ended September 30, 2014, discharge growth of 3.1% coupled with a 3.0% increase in net patient revenue per discharge generated 6.2% growth in net patient revenue from our hospitals compared to the nine months ended September 30, 2013. Discharge growth included a 1.0% increase in same-store discharges. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.

Our growth efforts in 2014 have included the continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Altamonte Springs, Florida	50	Q4 2013	Q4 2014
Newnan, Georgia	50	Q4 2013	Q4 2014
Middletown, Delaware	34	Q4 2013	Q4 2014
Franklin, Tennessee*	40	Q4 2014	Q4 2015
Modesto, California	50	Q4 2014	Q1 2016
Murrieta, California**	50	Q3 2016	Q4 2017
*In August 2014, the Tennessee Court of Appeals upheld the decision of the chancery court approving the award of our certificate of need, which decision allows us to begin building the approved inpatient rehabilitation hospital.
**In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
In addition to the continued development of de novo hospitals, we continued our capacity expansions by adding six new beds to existing hospitals during the third quarter of 2014, and we expect to add 45 additional beds during the fourth quarter of 2014.
In April 2014, we signed an agreement with Mountain States Health Alliance to form a joint venture to own and operate a 26-bed, free-standing inpatient rehabilitation hospital in Johnson City, Tennessee. The formation of the joint venture is subject to customary closing conditions, including regulatory approvals. We expect to begin operating the joint venture in the fourth quarter of 2014.
In June 2014, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $27.2 million gain as part of Other income during the nine months ended September 30, 2014. The transaction was funded using cash on hand. See Note 1, Basis of Presentation, and Note 2, Business Combinations, to the condensed consolidated financial statements included in Part 1, Item 1, Financial Statements (Unaudited), of this report for additional information.
In October 2014, we formed a joint venture with Memorial Health to obtain regulatory approvals to own and operate a 50-bed inpatient rehabilitation hospital to be known as the Rehabilitation Hospital of Savannah in Savannah, Georgia. Initially, the Rehabilitation Hospital of Savannah will operate in the current location of Memorial Health’s 50-bed Rehabilitation Institute on Memorial University Medical Center’s campus. The joint venture plans to build a new, 50-bed replacement inpatient rehabilitation hospital, which is expected to be completed in early 2016. The commencement of operations of the joint venture are subject to customary closing conditions, including certain regulatory approvals. We expect to begin operating the inpatient rehabilitation hospital at Memorial University Medical Center in the first half of 2015.
In September 2014, we issued an additional $175 million of our 5.75% Senior Notes due 2024 at a price of 103.625% of the principal amount, which resulted in approximately $182 million in net proceeds from the public offering. We also amended our existing credit agreement to, among other things, add a new $150 million term loan facility to our existing $600 million revolving credit facility and extend the maturity date to September 2019. In October 2014, we used the net proceeds from the additional offering of senior notes, a $75 million draw under our term loan facility, and cash on hand to redeem the outstanding principal amount of our 7.25% Senior Notes due 2018. Pursuant to the terms of the 7.25% Senior Notes due 2018, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the approximately $271 million in principal. Additionally, in October 2014, we gave notice of the redemption of approximately $25 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of these senior notes, this optional redemption will represent 10% of the outstanding principal amount of the notes at a price of 103%, which will result in a total cash outlay of approximately $26 million when the transaction closes in December 2014. See

Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder value-enhancing strategies by repurchasing 1.3 million shares of our common stock in the open market for $43.1 million during the first and second quarters of 2014. In addition, we continued paying a quarterly cash dividend of $0.18 per share on our common stock in the first three quarters of 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share, paid on October 15, 2014 to stockholders of record on October 1, 2014. On October 21, 2014, our board of directors declared a cash dividend of $0.21 per share, payable on January 15, 2015 to stockholders of record on January 2, 2015. See the “Liquidity and Capital Resources” section of this Item. In addition, we further strengthened our balance sheet by purchasing the real estate previously subject to a lease associated with our hospital in San Antonio, Texas.
Business Outlook
We believe our business outlook remains positive for two primary reasons. First, demographic trends, specifically the aging of the population, should increase long-term demand for inpatient rehabilitative services. While we treat patients of all ages, most of our patients are persons 65 and older (the average age of a HealthSouth patient is 72 years) and have conditions such as strokes, hip fractures, and a variety of debilitating neurological conditions that are generally nondiscretionary in nature and associated with the aging process. We believe the demand for inpatient rehabilitative healthcare services will continue to increase as the U.S. population ages and life expectancies increase. The number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future.
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
Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time. The development of new delivery and payment systems will almost certainly require significant time and resources. Many of the alternative approaches being explored may not work as intended. As outlined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” of the 2013 Form 10-K, our goal is to position the Company in a prudent manner to be responsive to industry shifts.
Healthcare has always been a highly regulated industry, and we have cautioned our stakeholders that future Medicare payment rates could be at risk. While the Medicare reimbursement environment may be challenging, HealthSouth has a proven track record of adapting to and succeeding in a highly regulated environment, and we believe we are well positioned to continue to succeed and grow. Further, we believe the regulatory and reimbursement risks discussed throughout this report may present us with opportunities to grow by acquiring or consolidating the operations of other inpatient rehabilitation providers in our highly fragmented industry. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2019. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. We have ample availability under our credit agreement, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to invest our cash and return value to shareholders including bed additions, de novos, acquisitions, purchases of leased properties, common stock dividends, repurchases of our common and preferred stock, and repayment of long-term debt. Specifically, on

February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 to $250 million. As of September 30, 2014, approximately $207 million remained under this authorization. In addition, on July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share, paid on October 15, 2014 to stockholders of record on October 1, 2014. See the “Liquidity and Capital Resources—Authorizations for Returning Capital to Stakeholders” section of this Item for additional information.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement and sustain our business model. We also believe we will be in a position to take action should an attractive acquisition or consolidation opportunity arise.
Key Challenges
Currently, the healthcare industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” of the 2013 Form 10-K) to identify and implement workable coordinated care delivery models. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to changes and continue to succeed in a highly regulated industry, and we have a proven track record of doing so.
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
As discussed in Item 1, Business, “Sources of Revenues,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” of the 2013 Form 10‑K, in connection with United States Centers for Medicare and Medicaid Services (“CMS”) approved and announced Recovery Audit Contractor (“RAC”) audits related to inpatient rehabilitation facilities (“IRFs”), we have received requests to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits.
The contracts awarded to RACs by CMS were set to expire in February 2014, but they have been extended and modified pending finalization of new contracts. In late February 2014, CMS announced it would pause the operations of the current RACs until new contracts are awarded, meaning that hospitals would not receive any new requests from RACs until that time. Legal challenges to the contract award process have delayed finalizing the new contracts longer than expected, and as a result, CMS modified the existing RAC contracts to allow some RAC reviews to be restarted on a limited basis. However, once the new contracts are in place, RACs will be able to audit claims for dates of service during the time period covered by the pause in RAC operations. We cannot predict when the legal challenges to the new contracts will be resolved or when CMS will otherwise finalize the new RAC contracts. While we make provisions for these claims based on our historical experience and success rates in the claim adjudication process, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be reviewed.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2013 Form 10‑K and Note 11, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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
On July 31, 2014, CMS released its notice of final rulemaking for fiscal year 2015 (the “2015 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The proposed rule will implement a net 2.2% market basket increase effective for discharges between October 1, 2014 and September 30, 2015, calculated as follows:

Market basket update	2.9%
Healthcare reform reduction	20 basis points
Productivity adjustment	50 basis points
The final rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, freezing the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factor and updating the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the final rule’s release and incorporates other adjustments included in the final rule, we believe the 2015 Rule will result in a net increase to our Medicare payment rates of approximately 2.3% effective October 1, 2014, prior to the impact of sequestration.
Additionally, the final rule introduces, beginning on October 1, 2015, a new data collection requirement that will capture the minutes and mode (individual, group, concurrent, or co-treatment) of therapy by specialty. CMS plans to use this data to potentially support future rule making in this area. Further, the final rule includes revisions to the list of codes used by CMS to presumptively test compliance with the 60% Rule. The post-amputation codes that CMS plans to eliminate represented approximately 0.5% of our 2013 Medicare discharges. CMS also will require reporting of two new quality measures, beginning January 1, 2015, and will conduct validation audits to ensure the completeness and accuracy of the quality data submitted.
In October 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’

medical conditions and other clinical factors rather than the setting where the care is provided. It will create additional data reporting requirements for our hospitals and home health agencies, and we expect to fully comply with these requirements. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. While we cannot quantify the potential financial effects of the IMPACT Act on HealthSouth, we believe any post-acute payment system that is data-driven and focuses on the needs and underlying medical conditions of post-acute patients ultimately will be a net positive for providers who offer high-quality, cost-effective care. However, it will likely take years for the related quality measures to be established, quality data to be gathered, standardized patient assessment data to be assembled and disseminated, and potential payment policies to be developed, tested, and promulgated. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we look forward to working with HHS, the Medicare Payment Advisory Commission, and other healthcare stakeholders on these initiatives.

•
Maintaining Strong Volume Growth. Various factors may impact our ability to maintain our recent volume growth rates, including competition and increasing regulatory and administrative burdens. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute care hospitals with their own rehabilitation units and other post-acute providers with relationships with referring acute care hospitals or physicians. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to add beds to our existing hospitals in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new store volume growth, the addition of hospitals to our portfolio, whether de novo construction or the product of acquisitions or joint ventures, also may be difficult and take longer than expected.

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
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be ready to take advantage of opportunities that arise as the industry moves to this new stage. We believe we are postured to continue to grow, adapt to external events, and create value for our shareholders in 2014 and beyond.

Results of Operations
Payor Mix
During the three and nine months ended September 30, 2014 and 2013, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Medicare	73.5%	74.1%	74.1%	74.5%
Medicaid	2.2%	1.5%	1.8%	1.2%
Workers’ compensation	1.1%	1.3%	1.2%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.8%	18.7%	18.6%	18.5%
Other third-party payors	1.8%	1.7%	1.7%	1.7%
Patients	1.1%	1.1%	1.0%	1.1%
Other income	1.5%	1.6%	1.6%	1.7%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2013 Form 10-K.

Our Results
For the three and nine months ended September 30, 2014 and 2013, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net operating revenues	$596.9	$564.0	5.8%	$1,792.5	$1,701.1	5.4%
Less: Provision for doubtful accounts	(8.2)	(8.0)	2.5%	(25.0)	(22.4)	11.6%
Net operating revenues less provision for doubtful accounts	588.7	556.0	5.9%	1,767.5	1,678.7	5.3%
Operating expenses:
Salaries and benefits	290.0	269.5	7.6%	861.4	817.7	5.3%
Hospital-related expenses:
Other operating expenses	89.4	82.2	8.8%	260.2	241.3	7.8%
Occupancy costs	10.3	11.7	(12.0)%	31.1	35.8	(13.1)%
Supplies	26.6	25.5	4.3%	82.0	78.3	4.7%
General and administrative expenses	27.5	28.8	(4.5)%	88.4	88.5	(0.1)%
Depreciation and amortization	27.4	24.3	12.8%	80.2	69.5	15.4%
Government, class action, and related settlements	—	(21.3)	(100.0)%	(0.8)	(23.3)	(96.6)%
Professional fees—accounting, tax, and legal	4.0	4.2	(4.8)%	7.6	7.8	(2.6)%
Total operating expenses	475.2	424.9	11.8%	1,410.1	1,315.6	7.2%
Interest expense and amortization of debt discounts and fees	27.8	25.3	9.9%	83.5	73.9	13.0%
Other income	(0.2)	(0.6)	(66.7)%	(30.1)	(3.2)	840.6%
Equity in net income of nonconsolidated affiliates	(1.9)	(2.0)	(5.0)%	(8.8)	(8.2)	7.3%
Income from continuing operations before income tax expense (benefit)	87.8	108.4	(19.0)%	312.8	300.6	4.1%
Provision for income tax expense (benefit)	22.1	35.2	(37.2)%	91.4	(17.8)	(613.5)%
Income from continuing operations	65.7	73.2	(10.2)%	221.4	318.4	(30.5)%
(Loss) income from discontinued operations, net of tax	(0.9)	(0.9)	—%	2.8	(1.2)	(333.3)%
Net income	64.8	72.3	(10.4)%	224.2	317.2	(29.3)%
Less: Net income attributable to noncontrolling interests	(14.7)	(14.1)	4.3%	(44.3)	(42.5)	4.2%
Net income attributable to HealthSouth	$50.1	$58.2	(13.9)%	$179.9	$274.7	(34.5)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision for doubtful accounts	1.4%	1.4%	1.4%	1.3%
Operating expenses:
Salaries and benefits	48.6%	47.8%	48.1%	48.1%
Hospital-related expenses:
Other operating expenses	15.0%	14.6%	14.5%	14.2%
Occupancy costs	1.7%	2.1%	1.7%	2.1%
Supplies	4.5%	4.5%	4.6%	4.6%
General and administrative expenses	4.6%	5.1%	4.9%	5.2%
Depreciation and amortization	4.6%	4.3%	4.5%	4.1%
Government, class action, and related settlements	—%	(3.8)%	—%	(1.4)%
Professional fees—accounting, tax, and legal	0.7%	0.7%	0.4%	0.5%
Total operating expenses	79.6%	75.3%	78.7%	77.3%
Additional information regarding our operating results for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net patient revenue—inpatient	$563.7	$528.8	6.6%	$1,691.6	$1,593.3	6.2%
Net patient revenue—outpatient and other	33.2	35.2	(5.7)%	100.9	107.8	(6.4)%
Net operating revenues	$596.9	$564.0	5.8%	$1,792.5	$1,701.1	5.4%
	(Actual Amounts)
Discharges	33,541	32,307	3.8%	100,050	97,082	3.1%
Net patient revenue per discharge	$16,806	$16,368	2.7%	$16,908	$16,412	3.0%
Outpatient visits	183,450	202,479	(9.4)%	555,160	614,157	(9.6)%
Average length of stay (days)	13.2	13.3	(0.8)%	13.2	13.3	(0.8)%
Occupancy %	69.6%	69.0%	0.9%	70.4%	69.9%	0.7%
# of licensed beds	6,890	6,789	1.5%	6,890	6,789	1.5%
Full-time equivalents*	16,614	16,213	2.5%	16,399	16,071	2.0%
Employees per occupied bed	3.48	3.48	—%	3.40	3.40	—%

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
Net Operating Revenues
Net patient revenue from our hospitals was 6.6% higher for the three months ended September 30, 2014 than the three months ended September 30, 2013. This increase was attributable to a 3.8% increase in patient discharges and a 2.7% increase in net patient revenue per discharge. Discharge growth included a 1.9% increase in same-store discharges. Same-store discharges were negatively impacted by 40 basis points due to the closure of 40 skilled nursing facility beds in June 2014. Discharge growth from new stores resulted from the consolidation of Fairlawn effective June 1, 2014, as discussed in Note 2, Business Combinations, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report. The increase in net patient revenue per discharge resulted from Medicare and managed care price adjustments.
Net patient revenue from our hospitals was 6.2% higher for the nine months ended September 30, 2014 than the nine months ended September 30, 2013. This increase was attributable to a 3.1% increase in patient discharges and a 3.0% increase in net patient revenue per discharge. Discharge growth included a 1.0% increase in same-store discharges. Discharge growth for the year-to-date period of 2014 was impacted by the same factors as discussed above for the third quarter of 2014. In addition, winter storms negatively impacted same-store discharges in the first quarter of 2014 by approximately 100 basis points (approximately 60 basis points for the nine months ended September 30, 2014). Net patient revenue per discharge growth for the year-to-date period of 2014 resulted from price adjustments, higher average acuity for the patients we served, and contributions from hospitals that opened in the second quarter of 2013 and were undergoing Medicare certification. New hospitals are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process. Net patient revenue per discharge was negatively impacted in the first quarter of 2014 by approximately $9 million for sequestration, which anniversaried on April 1, 2014. Excluding the impact of sequestration, net patient revenue per discharge would have increased by 3.6% for the nine months ended September 30, 2014.
Decreased outpatient volumes in both periods of 2014 compared to the same periods of 2013 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices. We had 16 and 21 outpatient rehabilitation satellite clinics as of September 30, 2014 and 2013, respectively. Outpatient and other revenues for the nine months ended September 30, 2013 included $1.6 million of state provider tax refunds.
Provision for Doubtful Accounts
Pre-payment reviews focused on medical necessity criteria and conducted by Medicare Administrative Contractors (“MACs”) have continued, and substantial delays in the adjudication process at the administrative law judge hearing level remain unabated. Accordingly, our outlook for our Provision for doubtful accounts remains at approximately 1.5% of Net operating revenues for 2014.
Salaries and Benefits
Salaries and benefits increased in the three and nine months ended September 30, 2014 compared to the same periods of 2013 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2013 and 2014 development activities, and a 2.2% merit increase given to all eligible nonmanagement employees effective October 1, 2013.
The net impact of reductions in self-insurance reserves, as well as start-up costs associated with our de novo hospitals expected to open in the fourth quarter of 2014, resulted in an 80 basis points increase in Salaries and benefits as a percent of Net operating revenues in the three months ended September 30, 2014 compared to the same period of 2013. Excluding the impact of these two items, Salaries and benefits as a percent of Net operating revenues would have been flat in the third quarter of 2014 compared to the third quarter of 2013. Group medical and workers’ compensation reserves were reduced by approximately $3.0 million in the third quarter of 2014 as compared to approximately $6.3 million in the third quarter of 2013, with both reductions due to favorable trends in claims.
Salaries and benefits as a percent of Net operating revenues was flat for the nine months ended September 30, 2014 compared to the same period of 2013 as increases resulting from the self-insurance reserves reductions discussed above and the negative impact of sequestration were offset by increased revenue and the maturation of three new hospitals that opened in the second quarter of 2013. Without sequestration, Salaries and benefits as a percent of Net operating revenues would have decreased by 30 basis points in the nine months ended September 30, 2014 compared to the same period of 2013.

Salaries and benefits are expected to increase in the fourth quarter of 2014 due to a 2.25% merit increase provided to our nonmanagement employees effective October 1, 2014.
Hospital-related Expenses
Other Operating Expenses
Other operating expenses increased during the three and nine months ended September 30, 2014 compared to the same periods of 2013 primarily as a result of increased patient volumes and higher general and professional liability expenses. As a percent of Net operating revenues, Other operating expenses for the three and nine months ended September 30, 2014 increased when compared to the same periods of 2013 due primarily to higher general and professional liability expenses. The increase in Other operating expenses as a percent of Net operating revenues for the nine months ended September 30, 2014 compared to the same period of 2013 also included the effects of sequestration experienced in the first quarter of 2014.
Occupancy Costs
Occupancy costs decreased in total and as a percent of Net operating revenues in the 2014 periods presented compared to the same periods of 2013 due to our purchases of the real estate previously subject to operating leases at certain of our hospitals in the latter half of 2013 and first quarter of 2014.
Supplies
Supplies expense as a percent of Net operating revenues remained flat during the 2014 periods presented compared to the same periods of 2013 due primarily to our increasing revenue.
General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in the three months ended September 30, 2014 compared to the same period of 2013 due primarily to our increasing revenue and decreased expenses associated with stock-based compensation. General and administrative expenses decreased as a percent of Net operating revenues in the nine months ended September 30, 2014 compared to the same period of 2013 due primarily to our increasing revenue and the deferral and amortization of the gain associated with the 2013 Digital Hospital transaction discussed in Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2013 Form 10-K.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2014 compared to the same periods of 2013 due to our increased capital expenditures throughout 2013 and 2014.
Government, Class Action, and Related Settlements
The gain included in Government, class action, and related settlements for the three and nine months ended September 30, 2013 resulted from a noncash reduction in the estimated liability associated with the apportionment obligation to the plaintiffs in the January 2007 comprehensive settlement of the consolidated securities action, the collection of final judgments against former officers, and the recovery of assets from former officers, as discussed in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K.
Professional Fees—Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for the three and nine months ended September 30, 2014 and 2013 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and nine months ended September 30, 2014 compared to the same periods of 2013 resulted from an increase in our average borrowings outstanding offset by a decrease in our average cash interest rate. Average borrowings outstanding increased in 2014 over 2013 primarily as a result of our issuance of $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding preferred stock in November 2013. Our average cash interest rate approximated 6.5% during 2014 and 7.4% and 7.2%, respectively, during the three and nine months ended September 30, 2013.
See also Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding debt transactions in September and October 2014 that will favorably impact interest expense going forward.
Other Income
Other income for the nine months ended September 30, 2014 included a $27.2 million gain related to the acquisition of an additional 30% equity interest in Fairlawn. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Equity in Net Income of Nonconsolidated Affiliates
Equity in net income of nonconsolidated affiliates for the nine months ended September 30, 2014 included an approximate $1 million gain from the sale of the underlying assets of an equity investment.
Income from Continuing Operations Before Income Tax Expense (Benefit)
Our pre-tax income from continuing operations for the three and nine months ended September 30, 2014 included the $27.2 million gain related to the acquisition of an additional equity interest in Fairlawn. Excluding this gain, the increase in our pre-tax income in the periods presented resulted from increased Net operating revenues.
Provision for Income Tax Expense (Benefit)
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $12 million to $17 million, net of refunds, for 2014. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended September 30, 2014 and 2013, current income tax expense was $3.2 million and $2.5 million, respectively. For the nine months ended September 30, 2014 and 2013, current income tax expense was $9.8 million and $3.0 million, respectively.
Our Provision for income tax expense of $22.1 million and $91.4 million for the three and nine months ended September 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain related to our acquisition of an additional 30% equity interest in Fairlawn and our election to claim certain tax credits. As a result of the Fairlawn transaction discussed in Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
Our Provision for income tax expense of $35.2 million for the three months ended September 30, 2013, primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by a decrease in our valuation allowance due to changes in certain state tax laws and provision to return adjustments made as a result of the filing of our federal income tax return for 2012. Our Provision for income tax benefit of $17.8 million for the nine months ended September 30, 2013 primarily resulted from the IRS settlement discussed in Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. It also included an approximate $4 million decrease in our valuation allowance related primarily to our capital loss carryforwards and changes in certain state tax laws. During the second quarter of 2013, we determined a valuation allowance related to our capital loss carryforwards was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these assets as a result of realizing capital gains in the current year and the identification of sufficient taxable capital gain income within the available capital loss carryforward period.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $0.4 million and $1.1 million as of September 30, 2014 and December 31, 2013, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2013 Form 10-K.
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
During the second quarter of 2014, we entered into an amendment to the option agreement that requires us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our condensed consolidated balance sheet and marked to market each period. As of September 30, 2014, the fair value of this option was $5.1 million and is included in Other long-term assets in our condensed consolidated balance sheet. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2014 included a $1.6 million loss and $5.1 million net gain, respectively, resulting from the initial recording of this option as a derivative and its fair value adjustments during the 2014 periods presented. If the option becomes exercisable, we believe it will have a strike price below the price of the asset being purchased.
For additional information regarding discontinued operations, see Note 8, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part 1, Item 1, Financial Statements (Unaudited), of this report, and Note 15, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2013 Form 10-K.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our credit agreement.
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
Consistent with these objectives, in September 2014, we issued an additional $175 million of our 5.75% Senior Notes due 2024 at a price of 103.625% of the principal amount. We also amended our existing credit agreement to, among other things:

•	add a new $150 million term loan facility (under which amounts may be drawn on or before March 31, 2015) in addition to our existing $600 million revolving credit facility;

•	permit additional restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.75x (previously 1.50x);

•	increase the amount of permitted capital expenditures in a given year from $250 million to $300 million; and

•	set the maturity date for both the revolving credit and term loan facilities to September 2019, which represents a one-year extension for our existing revolving credit facility.
In October 2014, we used the net proceeds from the additional offering of senior notes, a $75 million draw under our term loan facility, and cash on hand to redeem the outstanding principal amount of our 7.25% Senior Notes due 2018. Pursuant to the terms of the 7.25% Senior Notes due 2018, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the approximately $271 million in principal. Additionally, in October 2014, we gave notice of the redemption of approximately $25 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of these senior notes, this optional redemption will represent 10% of the outstanding principal amount of the notes at a price of 103%, which will result in a total cash outlay of approximately $26 million when the transaction closes in December 2014. As a result of these redemptions, we expect to record an approximate $13 million loss on early extinguishment of debt in the fourth quarter of 2014. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2019. Our balance sheet remains strong, and we have ample availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
Current Liquidity
As of September 30, 2014, we had $272.3 million in Cash and cash equivalents. This amount included approximately $182 million of proceeds from the public offering of an additional $175 million of principal amount of our 5.75% Senior Notes due 2024 in September 2014. As discussed above, in October 2014, we used the net proceeds along with other funding sources to redeem the outstanding principal amount of our 7.25% Senior Notes due 2018. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Cash and cash equivalents as of September 30, 2014 excluded $54.1 million in restricted cash and $50.2 million of restricted marketable securities ($4.3 million included in Other current assets and $45.9 million included in Other long-term assets in our condensed consolidated balance sheet as of September 30, 2014). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2013 Form 10-K.
In addition to Cash and cash equivalents, as of September 30, 2014, we had approximately $718 million available to us under our credit agreement — $568 million under our revolving credit facility and $150 million under our term loan facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2014, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2014, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2019, and our bonds, after the redemption of the 7.25% Senior Notes due 2018 in October 2014 as described above, all mature in 2020 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2014.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our credit agreement, will allow us to invest in growth opportunities and continue to improve our existing core business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, including the potential growth of the quarterly cash dividend on our common stock, recognizing that these actions may increase our leverage ratio. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.
See Item 1A, Risk Factors, of the 2013 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$374.7	$369.4
Net cash used in investing activities	(162.3)	(197.2)
Net cash used in financing activities	(4.6)	(240.0)
Increase (decrease) in cash and cash equivalents	$207.8	$(67.8)
Operating activities. Net cash provided by operating activities increased during the nine months ended September 30, 2014 compared to the same period of 2013 due primarily to increased Net operating revenues. Net cash provided by operating activities for the nine months ended September 30, 2014 included the impact of increased working capital resulting from the growth in accounts receivable related to the resumption of medical claims denials by a MAC.
Investing activities. The decrease in Net cash used in investing activities during the nine months ended September 30, 2014 compared to the same period of 2013 primarily resulted from the timing of capital expenditures. Net cash used in investing activities included $15.9 million and $28.9 million related to the acquisition of Fairlawn and Walton Rehabilitation Hospital, respectively, during the nine months ended September 30, 2014 and 2013, respectively. See the “Contractual Obligations” section below for a discussion of our expected capital expenditures during 2014.
Financing activities. The decrease in Net cash used in financing activities during the nine months ended September 30, 2014 compared to the same period of 2013 primarily resulted from repurchases of our common stock as part of the tender offer completed in the first quarter of 2013. We repurchased 9.1 million shares of our common stock for $232.5 million during the first quarter of 2013. During the nine months ended September 30, 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million. Net cash used in financing activities for the nine months ended September 30, 2014 also included $175.0 million from the additional offering of our 5.75% Senior Notes due 2024 in September 2014, as discussed above.

Contractual Obligations
Our consolidated contractual obligations as of September 30, 2014 are as follows (in millions):

	Total	October 1 through December 31, 2014	2015 - 2016	2017 - 2018	2019 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,565.6	$272.9	$4.9	$2.1	$1,285.7
Revolving credit facility	—	—	—	—	—
Interest on long-term debt (b)	755.5	19.7	157.0	156.6	422.2
Capital lease obligations (c)	166.3	3.0	27.1	27.0	109.2
Operating lease obligations (d)(e)	237.7	10.0	72.0	52.9	102.8
Purchase obligations (e)(f)	102.9	6.8	49.5	20.8	25.8
Other long-term liabilities (g)(h)	3.8	0.1	0.4	0.4	2.9
Total	$2,831.8	$312.5	$310.9	$259.8	$1,948.6

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K. See also Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for a discussion of our redemption of approximately $271 million in principal of our 7.25% Senior Notes due 2018 in October 2014, as well as our intent to redeem approximately $25 million in principal of our 7.75% Senior Notes due 2022 in December 2014.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2014. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, at September 30, 2014, we had $0.4 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $12.2 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2014, we made capital expenditures of approximately $147 million for property and equipment and capitalized software. These expenditures included $17.3 million for the purchase of the real estate previously subject to a lease associated with our hospital in San Antonio, Texas and approximately $12 million of hospital and technology equipment that was received in 2013 but not paid for until 2014. These expenditures through the first nine months of 2014 are exclusive of $15.9 million in net cash related to the increase in ownership of Fairlawn, as discussed in Note 2, Business Combinations, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report. During 2014, we expect to spend approximately $180 million to $225 million for capital expenditures. This estimated range for capital expenditures is exclusive of acquisitions. Approximately $85 million to $95 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects.
Authorizations for Returning Capital to Stakeholders
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend to $0.21 per share, which was paid on October 15, 2014 to stockholders of record on October 1, 2014. On October 21, 2014, our board of directors declared a cash dividend of $0.21 per share, payable on January 15, 2015 to stockholders of record on January 2, 2015. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our credit agreement.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes and our convertible perpetual preferred stock. See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 10, Earnings per Common Share, to the condensed consolidated financial statements included in Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
See also Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for a discussion of our redemption of approximately $271 million in principal of our 7.25% Senior Notes due 2018 in October 2014, as well as our intent to redeem approximately $25 million in principal of our 7.75% Senior Notes due 2022 in December 2014.

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
In general terms, the credit agreement definition of Adjusted EBITDA, referred to as “Adjusted Consolidated EBITDA” there, allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young, LLP and Richard Scrushy discussed in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2013 Form 10-K and Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent increasing consolidated Net income.
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

Our Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$64.8	$72.3	$224.2	$317.2
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	0.9	0.9	(2.8)	1.2
Provision for income tax expense (benefit)	22.1	35.2	91.4	(17.8)
Interest expense and amortization of debt discounts and fees	27.8	25.3	83.5	73.9
Professional fees—accounting, tax, and legal	4.0	4.2	7.6	7.8
Government, class action, and related settlements	—	(21.3)	(0.8)	(23.3)
Net noncash loss on disposal or impairment of assets	2.7	2.5	5.7	4.3
Depreciation and amortization	27.4	24.3	80.2	69.5
Stock-based compensation expense	5.0	6.2	19.3	19.0
Net income attributable to noncontrolling interests	(14.7)	(14.1)	(44.3)	(42.5)
Gain on consolidation of Fairlawn Rehabilitation Hospital	—	—	(27.2)	—
Adjusted EBITDA	$140.0	$135.5	$436.8	$409.3
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$374.7	$369.4
Provision for doubtful accounts	(25.0)	(22.4)
Professional fees—accounting, tax, and legal	7.6	7.8
Interest expense and amortization of debt discounts and fees	83.5	73.9
Equity in net income of nonconsolidated affiliates	8.8	8.2
Net income attributable to noncontrolling interests in continuing operations	(44.3)	(42.5)
Amortization of debt discounts and fees	(9.5)	(3.0)
Distributions from nonconsolidated affiliates	(9.4)	(9.6)
Current portion of income tax expense	9.8	3.0
Change in assets and liabilities	43.7	21.8
Premium received on bond issuance	(6.3)	—
Net cash used in operating activities of discontinued operations	1.0	1.4
Other	2.2	1.3
Adjusted EBITDA	$436.8	$409.3
Growth in Adjusted EBITDA for the 2014 periods presented compared to the same periods of 2013 resulted primarily from continued revenue growth. Adjusted EBITDA for the three and nine months ended September 30, 2014 included a $2.0 million and a $3.3 million, respectively, benefit from the increase in ownership and consolidation of Fairlawn. These benefits were offset by the net effect of self-insurance reserve adjustments and start-up costs for hospitals opening in the fourth quarter of 2014, as discussed in the “Results of Operations” section of this Item. Adjusted EBITDA for the nine months ended September 30, 2014 also included approximately $2 million from the sale of two investments and approximately $8 million for the negative impact of sequestration in the first quarter of 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. Our primary variable rate debt relates to our revolving credit facility and term loan commitment under our credit agreement. See Note 4, Long-term Debt, and Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2014 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and our Annual Report on Form 10‑K for the year ended December 31, 2013 (the “2013 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2014	1,199	(2)	$36.12	—	$206,944,707
August 1 through August 31, 2014	—		—	—	206,944,707
September 1 through September 30, 2014	—		—	—	206,944,707
Total	1,199		36.12	—

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share that was paid on October 15, 2014 to stockholders of record on October 1, 2014. On October 21, 2014, our board of directors declared a cash dividend of $0.21 per share, payable on

January 15, 2015 to stockholders of record on January 2, 2015. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of September 30, 2014 and anticipated restricted payments. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2013 Form 10-K.
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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 28, 2014

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Second Amendment and Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of September 22, 2014, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on September 24, 2014).

25.1	Form T-1 Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of Wells Fargo Bank, National Association, as successor trustee under the indenture for debt securities.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document