Form 10-K
period 2014-12-31
HEALTHSOUTH CORP
filed 2015-03-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.1 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 87,488,636 shares of common stock of the registrant outstanding, net of treasury shares, as of February 17, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2015 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

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

•
reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors and our exposure to the effects of Medicare claims audits for services previously provided;

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

•
our ability to successfully integrate Encompass Home Health and Hospice, including the realization of anticipated benefits from the acquisition and avoidance of unanticipated difficulties, costs, or liabilities that could arise from the acquisition or integration;

•	our ability to attract and retain key management personnel; and

•
general conditions in the economy and capital markets, including any instability or uncertainty related to governmental impasse over approval of the United States federal budget or an increase to the debt ceiling.

ii

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

iii

PART I

Item 1.	Business.
Overview of the Company
General
HealthSouth Corporation is the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. With the acquisition of Encompass discussed below, HealthSouth operates in 33 states across the country and in Puerto Rico and serves patients through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. HealthSouth was organized as a Delaware corporation in February 1984. Our principal executive offices are located at 3660 Grandview Parkway, Birmingham, Alabama 35243, and the telephone number of our principal executive offices is (205) 967-7116.
In addition to the discussion here, we encourage the reader to review Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.
The table below provides detail on our hospitals and selected operating and financial data. Because the Encompass acquisition took place on December 31, 2014, our consolidated results of operations do not include the 2014 results of operations of Encompass. Home health and hospice, including our existing 25 hospital-based home health agencies, will represent a separate operating segment for us beginning in the first quarter of 2015. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations.”

	For the Year Ended December 31,
	2014	2013	2012
	(Actual Amounts)
Consolidated data:
Number of inpatient rehabilitation hospitals (1)	107	103	100
Number of hospital-based home health agencies	25	25	25
Number of inpatient rehabilitation units managed by us through management contracts	3	3	3
Discharges	134,515	129,988	123,854
Outpatient visits	739,227	806,631	880,182
Number of licensed beds (2)	7,095	6,825	6,656
	(In Millions)
Net operating revenues:
Net patient revenue - inpatient	$2,272.5	$2,130.8	$2,012.6
Net patient revenue - outpatient and other	133.4	142.4	149.3
Net operating revenues	$2,405.9	$2,273.2	$2,161.9

(1)	Including 1, 2, and 2 hospitals as of December 31, 2014, 2013, and 2012, respectively, that operate as joint ventures which we account for using the equity method of accounting

(2)	Excluding 41, 151, and 151 licensed beds as of December 31, 2014, 2013, and 2012, respectively, of hospitals that operate as joint ventures which we account for using the equity method of accounting
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. Substantially all (92%) of the patients we serve are admitted from acute care hospitals following physician referrals for specific acute inpatient rehabilitative care. The majority of those patients have experienced significant physical and cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of returning patients to home and work. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
Encompass Acquisition
On December 31, 2014, we completed the previously announced acquisition of EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”). In the acquisition, we acquired, for cash, all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass. These sellers contributed a portion of their shares of common stock of EHHI, valued at approximately $64.5 million, in exchange for shares of common stock of Holdings. As a result of that contribution, they hold approximately 16.7% of the outstanding common stock of Holdings, while HealthSouth owns the remainder. In addition, Ms. Anthony and certain other employees of Encompass entered into amended and restated employment agreements, each agreement having an initial term of three years.
Encompass is a leading provider of home health and hospice services operating in 135 locations across 12 states. Encompass has approximately 4,900 employees making more than 2.1 million patient visits annually. For the year ended December 31, 2014, Encompass had total revenues of approximately $369 million, which are not included in the accompanying consolidated statement of operations.
Encompass provides:

•
home health services - a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Encompass also provides specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Encompass’ home health services have historically represented a substantial portion of its revenues. For the year ended December 31, 2014, these services represented approximately 94% of Encompass’ total revenues.

•
hospice services - primarily in-home services to terminally ill patients and their families to address the patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. For the year ended December 31, 2014, these services represented approximately 6% of Encompass’ total revenues.

In terms of the industry, home health and hospice comprise a broad range of post-acute services. Home health services focus on the provision of home-based patient care, including skilled nursing care, physical, occupational and speech therapy, medical social work, and home health aide services. Home health service providers include facility-based agencies, such as hospitals, rehabilitation facilities and government agencies, home-based companies, visiting nurse associations, and nurse registries. Hospice services provide home-based and facility-based physical and emotional support for terminally ill patients and their families, providing services that include medical care, pain management, and emotional and spiritual support.
We believe Encompass will provide us with a high-quality, scalable asset that is capable of participating in the consolidation of the highly fragmented home health industry. Encompass has demonstrated an ability to acquire under-performing operations and incorporate them into its existing platform. As part of HealthSouth, we believe Encompass will be able to consider more numerous and significant home health and hospice acquisition opportunities given our strong cash flows from operations and our access to capital. We also believe this acquisition will further our long-term growth strategy of expanding into post-acute services that complement our core business of operating inpatient rehabilitation hospitals. Specifically, we believe the acquisition of Encompass will enhance our ability to provide a continuum of facility-based and home-based post-acute services to our patients and their families, which we believe will become increasingly important as coordinated care delivery models, such as accountable care organizations (“ACOs”) and bundled payment arrangements, become more prevalent. Of note, Encompass has a technology platform designed to manage the entire patient work flow and provide valuable data for health system, payor and ACO partners. Encompass is currently party to one newly-formed ACO serving approximately 20,000 patients and is exploring several other participation opportunities.

Competitive Strengths
As the nation’s largest owner and operator of inpatient rehabilitation hospitals and with our experience in and focus on those services, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, our financial strength, and the application of rehabilitative technology. With the recent acquisition of Encompass, the fifth largest provider of Medicare-certified skilled home health services, we look forward to combining many of our strengths with those of a proven home health and hospice provider that already offers exceptional patient care in a cost efficient manner in a home-based setting. The competitive strengths of HealthSouth, including Encompass, can also be described in the following ways:

•
People. We believe our 29,000 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding care to our patients. We also undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner.

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

Additionally, our hospitals participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. Currently, 97 of our hospitals hold one or more disease-specific certifications.
Encompass places a significant emphasis on culture and technology for the purpose of furthering clinical excellence and consistency. Encompass has also developed institutional programs to, among other things, create physician-specific custom treatment protocols and provide care transition from care facilities to home for higher acuity patients. One product of the demonstrated quality of care is the Encompass acute-care readmission rate, which is lower than the industry average for home health.

•
Efficiency and Cost Effectiveness. Our size helps us provide facility-based and home-based healthcare services on a cost-effective basis. For example, our inpatient rehabilitation hospitals have historically received, on average, a lower per discharge payment from Medicare than the industry average payment. Specifically, because of our large number of inpatient hospitals, we can utilize proven staffing models and take advantage of certain supply chain efficiencies. In addition, our proprietary management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals as well as executive management. This system allows users to analyze data and trends and create custom reports on a timely basis. Likewise, Encompass utilizes Homecare HomebaseSM, an industry-leading information system, to provide home-based care with an emphasis on efficiency and cost effectiveness.

Encompass also provides HealthSouth with the opportunity to take advantage of the broader focus in healthcare on reducing costs. In an effort to mitigate healthcare costs, third-party payors, including Medicare, have increasingly encouraged the treatment of patients in lower-cost care settings. Additionally, home health and hospice services, which typically have significantly lower-cost structures than facility-based care settings, have increasingly been serving larger populations of higher-acuity patients than in the past. These home-based services provide a cost-effective alternative to facility-based care. Lastly, the combination of home health and hospice with our existing inpatient rehabilitative healthcare services provides us with an increased opportunity to participate in more risk-sharing relationships, such as ACOs and bundled payment arrangements.

•
Strong Cash Flow Generation and Balance Sheet. We have a proven track record, even in the challenging regulatory and economic environment of the last several years, of generating strong cash flows from operations that have allowed us to successfully reduce our financial leverage, implement our growth strategy, and make significant shareholder value-enhancing distributions. As of December 31, 2014, we have a flexible balance sheet with relatively low financial leverage, no significant debt maturities prior to 2019, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide excellent support for our business strategy.

•
Technology. As a market leader in inpatient rehabilitation, we have devoted substantial effort and expertise to leveraging technology to improve patient care and operating efficiencies. Specific rehabilitative technology, such as our internally-developed therapeutic device called the “AutoAmbulator,” utilized in our facilities allows us to effectively treat patients with a wide variety of significant physical disabilities or injuries. Our commitment to technology also includes information technology, such as our rehabilitation-specific electronic clinical information system (“CIS”) and our internally-developed management reporting system described above. To date, we have installed the CIS in 58 hospitals with another 24 installations scheduled for 2015. We expect to complete installation in our existing hospitals by the end of 2017. We believe the CIS will improve patient care and safety, as well as enhance staff recruitment and retention. Given the increased emphasis on coordination across the patient care spectrum, we also believe the CIS sets the stage for connectivity with referral sources and health information exchanges. Ultimately, we believe the CIS can be a key competitive differentiator and impact patient choice.

Encompass internally developed, and is now a licensee of, Homecare Homebase, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis.
Patients and Demographic Trends
Demographic trends, such as population aging, should increase long-term demand for facility-based and home-based post-acute care services. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. We believe the demand for facility-based and home-based post-acute care services will continue to increase as the U.S. population ages and life expectancies increase. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that extremely fragmented industry.
Strategy
Our 2014 strategy focused on the following priorities:

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

•
positioning the Company for continued success in the evolving healthcare delivery system. This preparation includes continuing the installation of our electronic clinical information system which allows for interfaces with all major acute care electronic medical record systems and health information exchanges, participating in bundling projects and ACOs, and evaluating potential service line expansions via acquisitions.

Total discharges grew 3.5% from 2013 to 2014. Our same-store discharges grew 1.3% during 2014 compared to 2013. We added 51 licensed beds in our existing hospitals in 2014. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database, and they did so while we continued to increase our market share throughout 2014. Not only did our hospitals treat more patients and enhance outcomes, they did so in a highly cost-effective manner. For additional discussion of the pursuit of our 2014 strategic priorities, including operating results, growth, and shareholder value-enhancing achievements, as well as our 2015 strategy and business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”

Employees
As of December 31, 2014 (taking into account the Encompass acquisition), we employed approximately 24,100 individuals, of whom approximately 14,600 were full-time employees, in our inpatient rehabilitation business and approximately 4,900 individuals, of whom approximately 2,900 were full-time employees, in our Encompass Home Health and Hospice business. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 64 employees at one hospital (about 16% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2014. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of medical personnel is a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on maintaining the competitiveness of our compensation and benefit programs and improving our recruitment, retention, and productivity. The shortage of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor.”
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. Smaller privately held companies compete with us primarily in select geographic markets in Texas and the West. In addition, there are public companies that own primarily long-term acute care hospitals but own or operate a small number of inpatient rehabilitation facilities as well, one of which also manages the operations of inpatient rehabilitation facilities as part of its business model. Other providers of post acute-care services may attempt to become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased even though nursing homes are not required to offer the same level of care, or be licensed, as hospitals. Also, acute care hospitals, including those owned or operated by large public companies, may choose to expand their post-acute rehabilitation services in our markets. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the relationship with the acute care hospitals in the market, including physician-owned providers. However, the previously enacted ban on new, or expansion of existing, physician-owned hospitals should limit to some degree that competitive factor going forward unless Congress acts to repeal the ban. See the “Regulation—Relationships with Physicians and Other Providers” section below for further discussion. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.
Home Health and Hospice. Similarly, the home health and hospice services industry is highly competitive and fragmented. There are currently more than 12,600 home health agencies and approximately 3,900 hospice agencies nationwide certified to participate in Medicare. Encompass is the fifth largest provider of Medicare-certified skilled home health services in the United States. Encompass’ primary competition comes from locally owned private home health companies or acute-care hospitals with adjunct home health services and typically varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the relationship with the acute care hospitals, physicians or other referral sources in the market. The ability to work as part of a coordinated care delivery model with other providers is likely to become an increasingly important factor in competition. Competing companies may also offer varying home care services. Home health providers with scale, which include a number of other public companies, may have significant advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases.
Regulatory and Reimbursement Challenges
Healthcare, including the inpatient rehabilitation and home health sectors, has always been a highly regulated industry. Currently, the industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”), to identify and implement workable coordinated care delivery models. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to and succeed in a highly regulated industry, and we have a proven track record of doing so. For more in-depth discussion of the primary challenges and risks related to our business, particularly the changes in Medicare reimbursement (including sequestration), increased federal compliance and enforcement burdens, and changes to our operating environment resulting from healthcare reform, see “Regulation” below in this section as well as

Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. In addition, we receive relatively small payments for non-patient care activities from various sources. The following table identifies the sources and relative mix of our revenues for the periods stated and does not include Encompass revenues of which Medicare historically represents a significant portion:

	For the Year Ended December 31,
	2014	2013	2012
Medicare	74.1%	74.5%	73.4%
Medicaid	1.8%	1.2%	1.2%
Workers' compensation	1.2%	1.2%	1.5%
Managed care and other discount plans, including Medicare Advantage	18.6%	18.5%	19.3%
Other third-party payors	1.8%	1.8%	1.8%
Patients	1.0%	1.1%	1.3%
Other income	1.5%	1.7%	1.5%
Total	100.0%	100.0%	100.0%
Our hospitals offer discounts from established charges to certain group purchasers of healthcare services that are included in “Managed care and other discount plans” in the table above, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in a managed care plan. Revenues from Medicare and Medicare Advantage represent approximately 82% of total revenues.
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
Medicare Reimbursement
Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility (“IRF”) prospective payment system (the “IRF-PPS”), the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. For example, in recent years, Congress has not adopted any of the recommendations on the annual market basket update to Medicare payment rates under the IRF-PPS, which updates are discussed in greater detail below. However, MedPAC’s recommendations have, and may in the future, become the basis for subsequent legislative or regulatory action.
The Medicare statutes and regulations are subject to change from time to time. For example, in March 2010, President Obama signed the 2010 Healthcare Reform Laws. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for certain reductions to healthcare providers’ annual market basket updates. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, and the Protecting Access to Medicare Act of 2014, that provided for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and will continue through 2024 unless Congress and the President take further action. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2015 and beyond.
From time to time, Medicare reimbursement methodologies and rates can be further modified by the United States Department of Health and Human Services (“HHS”), Centers for Medicare & Medicaid Services (“CMS”). In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the 2010 Healthcare Reform Laws, CMS requires IRFs to submit data on certain quality of care measures for the IRF Quality Reporting Program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals met the reporting deadlines occurring on or before December 31, 2013 resulting in no corresponding reimbursement reductions for fiscal year 2015. In addition, CMS will begin conducting validation audits to ensure the completeness and accuracy of the quality data submitted, the results of which may impact payment updates beginning in fiscal year 2016. A facility’s failure to meet the required accuracy benchmark also will result in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update.
CMS has also adopted final rules that require healthcare providers to update and supplement diagnosis and procedure codes to the International Classification of Diseases 10th Edition (“ICD-10”), effective October 1, 2015. We are currently modifying our systems to accommodate the adoption of ICD-10. We expect to be in compliance on a timely basis. Although this adoption process will result in system conversion expenses and may result in some disruptions to the billing process and delays in the receipt of some payments, we do not believe there will be a material impact on our business. We will continue to monitor this implementation carefully.
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any additional downward adjustment to rates for the types of facilities we operate and services we provide could have a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of the risks associated with our concentration of revenues from the federal government or with potential changes to the statutes or regulations governing Medicare reimbursement, see Item 1A, Risk Factors.
A basic summary of current Medicare reimbursement in our primary service areas follows:
Inpatient Rehabilitation. As discussed above, our hospitals receive fixed payment reimbursement amounts per discharge under IRF-PPS based on certain rehabilitation impairment categories established by the United States Department of Health and Human Services (“HHS”). In order to qualify for reimbursement under IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being cost-effective providers.
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
On July 31, 2013, CMS released its notice of final rulemaking for the fiscal year 2014 IRF-PPS. This rule was effective for Medicare discharges between October 1, 2013 and September 30, 2014. The pricing changes in this rule included a 2.6% market basket update that was reduced by 0.3% to 2.3% under the requirements of the 2010 Healthcare Reform Laws, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. The 2010 Healthcare Reform Laws also require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2013 decreased the market basket update by 50 basis points.
On July 31, 2014, CMS released its notice of final rulemaking for fiscal year 2015 IRF-PPS (the “2015 Rule”). The 2015 Rule will implement a net 2.2% market basket increase effective for discharges between October 1, 2014 and September 30, 2015, calculated as follows:

Market basket update	2.9%
Healthcare reform reduction	20 basis points
Productivity adjustment reduction	50 basis points
The 2015 Rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, freezing the IRF-PPS facility-level rural adjustment factor, low-income patient factor, teaching status adjustment factor, and updates to the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the 2015 Rule, we believe the 2015 Rule will result in a net increase to our Medicare payment rates of approximately 2.3% effective October 1, 2014 before sequestration.
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
In connection with CMS approved and announced RAC audits related to IRFs, we have received requests to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient files requests have resulted in payment denial determinations by the RACs.
These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific diagnosis code as in previous pre-payment audits. Medical necessity is a subjective assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of our patients, we have appealed substantially all RAC denials arising from these audits.
The contracts awarded to RACs by CMS were set to expire in February 2014, but they have been extended and modified pending finalization of new contracts. In late February 2014, CMS announced it would pause the operations of the current RACs until new contracts are awarded, meaning that hospitals would not receive any new requests from RACs until that time. Legal challenges to the contract award process have delayed finalizing the new contracts longer than expected, and as a result, CMS modified the existing RAC contracts to allow some RAC reviews to be restarted on a limited basis. Additionally, on December 30, 2014, CMS announced the beginning of a new contract for the RAC assigned to audit payments for home health and hospice services, which has subsequently been delayed by another challenge. Once new contracts are in place, whether for IRFs or home health and hospice agencies, the associated RACs will be able to audit claims for dates of service during the time period covered by the pause in RAC operations. We cannot predict when the challenges to the new contracts will be resolved or when CMS will otherwise finalize the new RAC contracts.
While we make provisions for these claims based on our historical experience and success rates in the claim adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be received. Due to additional delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of two years.
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
As a matter of course, we undertake significant efforts through training and education to ensure compliance with coding and medical necessity coverage rules. However, despite our belief that our coding and assessment of patients are accurate, audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us. For additional discussion of these audits and the risks associated with them, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Home Health. Encompass Home Health and Hospice has historically derived a substantial portion of revenue from Medicare. For the year ended December 31, 2014, approximately 83% of Encompass’ total revenues for these services were from Medicare (excluding Medicare Advantage). Encompass’ pediatric services, which represent approximately 8% of Encompass’ total revenues for the year ended December 31, 2014, are a part of its home health business but are reimbursed primarily through Medicaid.
Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. The 2010 Healthcare Reform Laws mandate that, prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient. Medicare pays home health providers under the HH-PPS for each 60-day period of care for each patient. Payments are adjusted based on each patient’s condition and clinical treatment. This is referred to as the case-mix adjustment. In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including unusually large (outlier) costs, low-utilization patients that require four or fewer visits, and geographic differences in wages. Payments are also made for nonroutine medical supplies that are used in treatment. Home health providers receive either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim. The estimate is based on the patient’s condition and treatment needs. The provider receives the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments. If a patient remains eligible for care after that period, a new treatment period may begin. There are currently no limits to the number of home health treatment periods an eligible Medicare patient may receive.

On October 30, 2014, CMS released the calendar year 2015 HH-PPS final rule. CMS estimates the rule will cut Medicare payments to home health agencies by 0.3% in 2015. Specifically, while the rule provides for a market basket update of 2.6%, that update is offset by a 2.4% rebasing adjustment reduction (the second year of a four-year phase-in) and a productivity adjustment reduction of 50 basis points. We believe this final rule will result in a net decrease to Encompass’ Medicare payment rates of approximately 1.3% in calendar year 2015 before sequestration.
The final rule also addresses a number of policy proposals. Notably, CMS is modifying the home health face-to-face encounter documentation requirements, including eliminating the narrative as part of the certification of eligibility and providing more flexibility in procedures for obtaining documentation supporting patient eligibility. CMS also discusses comments it received on a potential home health agency value-based purchasing model, under which CMS would test whether payment incentives would lead to higher quality of care for beneficiaries. CMS is considering testing such a model beginning in 2016. Additional details will be provided in future rulemaking.
Hospice. Medicare pays hospice benefits for patients with life expectancies of six months or less, as documented by the patient’s physician(s). Under Medicare rules, patients seeking hospice benefits must agree to forgo curative treatment for their terminal medical conditions. For each day a patient elects hospice benefits, Medicare pays an adjusted daily rate based on patient location, and payments represent a prospective per diem amount tied to one of four different categories or levels of care: routine home care, continuous home care, inpatient respite care, and general inpatient care. Medicare hospice reimbursements to each provider are also subject to two annual caps, one limiting total hospice payments based on the average annual payment per beneficiary and another limiting payments based on the number of days of inpatient care billed by the hospice provider. There are currently no limits to the number of hospice benefit periods an eligible Medicare patient may receive, and a patient may revoke the benefit at any time.
Outpatient. Our outpatient services are primarily reimbursed under Medicare’s physician fee schedule. By statute, the physician fee schedule is subject to annual automatic adjustment by a sustainable growth rate formula that has resulted in reductions in reimbursement rates every year since 2002. However, in each instance, Congress has acted to suspend or postpone the effectiveness of these automatic reimbursement reductions. For example, the Protecting Access to Medicare Act of 2014 postponed the statutory reduction in the Medicare physician fee schedule payment rates through March 31, 2015. Under the CMS final notice of rulemaking for the physician fee schedule for calendar year 2015, released on October 31, 2014, a statutory reduction of approximately 21% will go into effect on April 1, 2015. If Congress does not again extend relief as it has done since 2002 or permanently modify the sustainable growth rate formula by April 1, 2015, payment levels for outpatient services under the physician fee schedule will be reduced at that point. We currently estimate that a reduction of that size, before taking into account our efforts to mitigate these changes, which would likely include closure of additional outpatient satellite clinics, would result in a net decrease in our Net operating revenues of approximately $2.9 million annually. However, we cannot predict what action, if any, Congress will take on the physician fee schedule and other reimbursement matters affecting our outpatient services or what future rule changes CMS will implement.
For additional discussion of matters and risks related to reimbursement, see Item 1A, Risk Factors.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2014, Medicaid payments represented only 1.8% of our consolidated Net operating revenues, and Encompass’ Medicaid billings are not expected to have a material impact on that percentage in 2015. Although the 2010 Healthcare Reform Laws contain provisions intended to expand Medicaid coverage, parts of which were invalidated by the U.S. Supreme Court, we do not believe the expanded coverage will have a material impact on our consolidated Net operating revenues given our current patient mix, including that of Encompass.
Managed Care and Other Discount Plans
All of our hospitals offer discounts from established charges to certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases between two and four percent) unless a party elects to terminate the contract. While our average rate increase on the contracts renegotiated in 2014 was approximately 3%, we cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
For the year ended December 31, 2014, managed care contracts, including Medicare Advantage, represented approximately 10% of Encompass’ revenues.
Cost Reports
Because of our participation in Medicare, Medicaid, and certain Blue Cross and Blue Shield plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by inpatient hospital, home health, and hospice providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. Medicare also makes retroactive adjustments to payments for certain low-income patients after comparing subsequently published statistical data from CMS to the cost report data. We cannot predict what retroactive adjustments, if any, will be made, but we do not anticipate such adjustments would have a material impact on our financial position, results of operations, and cash flows.
Regulation
The healthcare industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our operations, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. We are also subject to the broader federal and state regulations that prohibit fraud and abuse in the delivery of healthcare services. As a healthcare provider, we are subject to periodic audits, examinations and investigations conducted by, or at the direction of, government investigative and oversight agencies. Violations of the applicable federal and state healthcare regulations can result in a provider’s exclusion from participation in government reimbursement programs and in substantial civil and criminal penalties.
We undertake significant effort and expense to provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as, for most facilities, accreditation standards of The Joint Commission (formerly known as the Joint Commission on Accreditation of Healthcare Organizations) and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities.
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
Encompass locations are each licensed under applicable law, certified by CMS for participation in the Medicare program, and generally certified by the applicable state Medicaid agencies to participate in those programs.

Failure to comply with applicable certification requirements may make our hospitals and agencies, as the case may be, ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant facilities or otherwise impose sanctions on noncompliant facilities. Non-governmental payors often have the right to terminate provider contracts if a facility loses its Medicare or Medicaid certification.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities, or the introduction of new beds or services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2014, approximately 51% of our licensed beds are located in states or U.S. territories that have CON laws. CON laws also apply to home health and hospice services in certain states. However, Encompass does not currently operate in any states requiring a CON to provide home health or hospice services. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws generally require approvals for capital expenditures involving inpatient rehabilitation hospitals, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any time a CON is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility or starting a new healthcare program.
We potentially face opposition any time we initiate a CON project or seek to acquire an existing facility or CON. This opposition may arise either from competing national or regional companies or from local hospitals or other providers which file competing applications or oppose the proposed CON project. Opposition to our applications may delay or prevent our future addition of beds or hospitals in given markets or increase our costs in seeking those additions. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition, including in markets where we hold a CON and a competitor is seeking an approval. We have generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance we will achieve similar success in the future, and the likelihood of success varies by state.
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
Some of our rehabilitation hospitals are owned through joint ventures with institutional healthcare providers that may be in a position to make or influence referrals to our hospitals. In addition, we have a number of relationships with physicians and other healthcare providers, including management or service contracts. Some of these investment relationships and contractual relationships may not meet all of the regulatory requirements to fall within the protection offered by a relevant safe harbor. Despite our compliance and monitoring efforts, there can be no assurance violations of the Anti-Kickback Law will not be asserted in the future, nor can there be any assurance our defense against any such assertion would be successful.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $15,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth hospitals or another of our providers. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
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
On January 17, 2013, the HHS Office for Civil Rights issued a final rule, with a compliance date of September 23, 2013, to implement the HITECH Act and make other modifications to the HIPAA and HITECH regulations. This rule expanded the potential liability for a breach involving protected health information to cover some instances where a subcontractor is responsible for the breaches and that individual or entity was acting within the scope of delegated authority under the related contract or engagement. The final rule generally defines “breach” to mean the acquisition, access, use or disclosure of protected health information in a manner not permitted by the HIPAA privacy standards, which compromises the security or privacy of protected health information. Under the final rule, improper acquisition, access, use, or disclosure is presumed to be a reportable breach, unless the potentially breaching party can demonstrate a low probability that protected health information has been compromised. On the whole, it appears the changes to the breach reporting rules could increase breach reporting in the healthcare industry.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Healthcare providers will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. Any actual or perceived violation of privacy-related laws and regulations, including HIPAA and the HITECH Act, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Available Information
Our website address is www.healthsouth.com. We make available through our website the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments to those reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. In addition to the information that is available on our website, the reader may review and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The reader may obtain information on the operation of the Public Reference Room by calling the

SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Item 1A.	Risk Factors
Our business, operations, and financial position are subject to various risks. Some of these risks are described below, and the reader should take such risks into account in evaluating HealthSouth or any investment decision involving HealthSouth. This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning other risk factors as well as those described below is contained in other sections of this annual report.
Risks Related to Our Business
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
Most notably for us, these laws include reductions in the annual market basket updates for hospitals and, as discussed below in “—Risks Related to the Acquisition of Encompass,” home health and hospice providers. In accordance with Medicare laws and statutes, the United States Department of Health and Human Services (“HHS”), Centers for Medicare and Medicaid Services (“CMS”) makes annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” The reductions in the annual market basket updates for our hospitals continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2015-16	2017-19
0.2%	0.75%
In addition, the 2010 Healthcare Reform Laws require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment in effect for both fiscal year (October 1 to September 30) 2014 and 2015 is a decrease to the market basket update of 50 basis points.
The 2010 Healthcare Reform Laws also directed HHS to examine the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. On January 31, 2013, CMS announced the selection of participants in the initial phase of limited-scope, voluntary bundling pilot projects. There are four project types: acute care only, acute/post-acute, post-acute only, and acute and physician services. In the initial non-risk bearing stage of the bundling program (Phase 1), pilot participants receive data from CMS on care patterns and engage in shared learning in how to improve care. The second phase (Phase 2) requires participants in that phase, pending contract finalization and completion of the standard CMS program integrity reviews, to take on financial risk for episodes of care. Whether any participant transitions from Phase 1 to Phase 2 is discretionary. In the current transition period, Phase 1 participants electing to move to Phase 2 will do so by either April or July 2015. CMS previously selected as participants a small number of acute care hospitals with which we have relationships. To date, we have agreed to participate in a few Model 2 (acute/post-acute) bundling projects as a post-acute rehabilitation provider, a couple of which have transitioned to Phase 2 for our acute care partners. We have also applied to enroll into Phase 2 a small number of our hospitals participating in Model 3 (post-acute only). We will continue to evaluate, on a case-by-case basis, the appropriateness of bundling opportunities for our operations and patients.

Similarly, in October 2011, CMS established, per the 2010 Healthcare Reform Laws, the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs will receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two different ACO tracks from which participants can choose. The first track allows ACOs to share only in the savings. The second track requires ACOs to share in any savings and losses but offers ACOs a greater share of any savings realized than the first track offers. In October 2014, CMS introduced a new initiative for ACOs participating in the MSSP. This new ACO investment model is designed to promote coordinated care in rural and under-served markets by offering pre-payment of shared savings in both up front and ongoing per beneficiary per month payments. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. As with bundling, we are currently evaluating, on a case-by-case basis, appropriate ACO participation opportunities for our hospitals and patients. We have expressed interest in participating in several ACOs and have executed one participation agreement as of December 31, 2014. Encompass is currently party to one newly formed ACO and is exploring several other participation opportunities.
The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care delivery models. Broad-based implementation of a new delivery model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches being explored may not work or could change substantially prior to a nationwide implementation. For further discussion of the associated challenges and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Another provision of the 2010 Healthcare Reform Laws establishes an Independent Payment Advisory Board appointed by the President that is charged with presenting proposals, beginning in 2014, to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. This board will have broad authority to develop new Medicare policies (including changes to provider reimbursement). In general, unless Congress acts to block the proposals of this board, CMS will implement the policy recommendations. However, due to the market basket reductions that are also part of these laws, certain healthcare providers, such as our inpatient rehabilitation hospitals, will not be subject to payment reduction proposals developed by this board and presented to Congress until 2020. While most of our operations may not be subject to its payment reduction proposals for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may adversely impact our results of operations, including reductions in the payment for home health services. As of December 31, 2014, the Independent Payment Advisory Board members have not been appointed.
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
Further, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all inpatient rehabilitation facilities (“IRFs”). A facility’s failure to submit the required quality data will result in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent fiscal year. IRFs began submitting quality data to CMS in October 2012. All of our hospitals met the reporting deadlines occurring on or before December 31, 2013 resulting in no corresponding reimbursement reductions for fiscal year 2015. There can be no assurance all of our hospitals will do so for future periods which may result in one or more of our hospitals seeing a reduction in its reimbursements. Additionally, CMS requires reporting of two new quality measures, beginning January 1, 2015, and will conduct validation audits to ensure the completeness and accuracy of the quality data submitted. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. For additional discussion of general healthcare regulation, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Regulation.”
Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. While many of the stated goals of other federal and state reform initiatives are consistent with our own goal to provide care that is high-quality and cost-effective, legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, decrease patient volumes, and otherwise adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted, implemented or amended, or the effect any future legislation or regulation will have on us.
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” which began affecting payments received after April 1, 2013, reduced the payments we receive under the IRF prospective payment system (the “IRF-PPS”) resulting in a net year-over-year decrease in our Net operating revenues of approximately $9 million in 2014. The effect of sequestration on year-over-year comparisons of Net operating revenues ceased on April 1, 2014. However, each year through 2024, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed before then.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, and reforming the sustainable growth rate formula used to pay physicians who treat Medicare beneficiaries (the so called “Doc Fix”) could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. For example, in October 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs HHS, in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided. It will create additional data reporting requirements for our hospitals and home health and hospice agencies. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. While we cannot quantify the potential financial effects of the IMPACT Act on HealthSouth, we believe any post-acute payment system that is data-driven and focuses on the needs and underlying medical conditions of post-acute patients ultimately will be a net positive for providers who offer high-quality, cost-effective care. However, it will likely take years for the related quality measures to be established, quality data to be gathered, standardized patient assessment data to be assembled and disseminated, and potential payment policies to be developed, tested, and promulgated.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including the IRF-PPS, the home health prospective payment system, and the hospice prospective payment system. Congress is not obligated to adopt MedPAC’s recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. For example, in recent years, Congress has not adopted any of the recommendations on the annual market basket update to Medicare payment rates under the IRF-PPS. We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows.
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
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected in some of the markets where we operate if the auditing payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.
Compliance with the extensive laws and government regulations applicable to healthcare providers requires substantial time, effort and expense, and if we fail to comply with them, we could suffer penalties or be required to make significant changes to our operations.
Healthcare providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

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
In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements, as well as the way in which we deliver home health and hospice services. Those changes could also affect reimbursements as well as future training and staffing costs. Of note, the HHS-OIG each year releases a work plan that identifies areas of compliance focus for the coming year.
Examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS rules. The final rule for the fiscal year 2010 IRF-PPS implemented new coverage requirements which provided in part that a patient medical record must document a reasonable expectation that, at the time of admission to an IRF, the patient generally required and was able to participate in the intensive rehabilitation therapy services uniquely provided at IRFs. CMS has also taken the position that a patient’s medical file must appropriately document the rationale for the use of group therapies, as opposed to one-on-one therapy. As previously noted, the appropriate utilization of group therapy was a focus of recent HHS-OIG work plans. Beginning on October 1, 2015, a new data collection requirement will go into effect that will capture the minutes and mode (individual, group, concurrent, or co-treatment) of therapy by specialty. CMS plans to use this data to potentially support future rulemaking in this area. Additionally, the final rules for the fiscal years 2014 and 2015 IRF-PPS include changes, effective October 1, 2015, to the list of medical conditions, including a reduction in the number of conditions, that will presumptively count toward the 60% compliance threshold to qualify for reimbursement as an inpatient rehabilitation hospital.
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
The 2012 and 2013 HHS-OIG work plans for IRFs focused on timely submissions of patient assessment instruments, the examination of the level of therapy being provided, and the appropriate utilization of concurrent and group therapy. The 2014 work plan provides that the HHS-OIG will review matters related to adverse and temporary harm events occurring in IRFs, and conduct audits of home health claims to ensure documentation exists to support payments. In addition, the 2015 work plan indicates HHS-OIG will review the home health prospective payment system requirements.
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. Those subpoenas requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the DOJ. On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The new subpoenas do not include requests for specific patient files, but it is expected that such requests will be made for the new group of hospitals.
All of the subpoenas are in connection with an investigation of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requests documents and materials relating to practices, procedures, protocols and policies, of certain pre- and post-admissions activities at these hospitals including, among other things, marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% rule,” an inpatient rehabilitation hospital must treat 60% or more of its patients from at least one of a specified list of medical conditions in order to be reimbursed at the inpatient rehabilitation hospital payment rates, rather than at the lower acute care hospital payment rates. We are currently unable to predict the timing or outcome of these investigations, and the DOJ has expressly reserved its right to make additional requests.
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
Reimbursement claims are subject to various audits from time to time and such audits may delay or reduce receipt of the related reimbursement amounts for services previously provided.
Reimbursement claims made by health care providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the OIG, CMS and state Medicaid programs. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have an adverse effect on our financial position, results of operation and liquidity.
With respect to the Medicare program, from which we receive a substantial portion of our revenues, CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (”RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007.
RAC audits of IRFs initially focused on coding errors, but have subsequently been expanded to medical necessity reviews. In connection with CMS approved and announced RAC audits related to IRFs, we received requests to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient files requests have resulted in payment denial determinations by the RACs. These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific diagnosis code as in previous pre-payment audits. Medical necessity is a subjective assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of our patients, we have appealed substantially all RAC denials arising from these audits.
The contracts awarded to RACs by CMS were set to expire in February 2014, but they have been extended and modified pending finalization of new contracts. In late February 2014, CMS announced it would pause the operations of the current RACs until new contracts are awarded, meaning that hospitals would not receive any new requests from RACs until that time. Legal challenges to the contract award process have delayed finalizing the new contracts longer than expected, and as a result, CMS modified the existing RAC contracts to allow some RAC reviews to be restarted on a limited basis. Additionally, on December 30, 2014, CMS announced the beginning of a new contract for the RAC assigned to audit payments for home health and hospice services, which has subsequently been delayed by another challenge. Once the new contracts are in place, whether for IRFs or home health and hospice agencies, the associated RACs will be able to audit claims for dates of service during the time period covered by the pause in RAC operations.
We cannot predict when the legal challenges to the new contracts will be resolved or when CMS will otherwise finalize the new RAC contracts. While we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be received. However, due to additional delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of two years.
On August 27, 2012, CMS launched its three-year demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims. Currently, acute care hospitals are the primary subject of this review project, but CMS could expand it to inpatient post-acute providers. This demonstration project will identify specific diagnosis codes for review, and the RAC contractors will review the selected claims to determine if they are proper before payment has been made to the provider. The project covers 11 states, including some states in which we operate, such as Florida, California, Texas, and Pennsylvania. Providers with claims identified for RAC prepayment reviews will have 30 days to respond to requests for additional documentation. If they do not respond timely, the claim will be denied. Providers receive determinations within 45 days of submitting the relevant documentation.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error.
Audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid or disallow reimbursement. As a result, we may suffer reduced profitability. Our right to appeal audit determinations may lead to cash flow delays. We cannot predict when or how these audit programs will affect us.

We face national, regional, and local competition for patients from other healthcare providers.
We operate in a highly competitive industry. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 92% of our hospitals’ referrals come from acute care hospitals, that increase in competition might materially and adversely affect our admission referrals in the related markets. For a discussion of the competition risks faced by our home health and hospice business, see “—Competition among home health and hospice service companies is intense” below. There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need (“CON”) laws to weaken those laws, which could potentially increase competition in those states. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, Properties.
We may have difficulty completing investments and transactions that increase our capacity consistent with our growth strategy.
We are selectively pursuing strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient acquisition or other development targets and to complete those transactions to meet goals. In many states, the need to obtain governmental approvals, such as a CON or an approval of a change in ownership, may operate as a significant obstacle to completing transactions. Additionally, in states with CON laws, it is not unusual for third-party providers to challenge initial awards of CONs, the increase in the number of approved beds in an existing CON, or expand or change the area served, and the adjudication of those challenges and related appeals may take multiple years.
We may make investments or complete transactions that may be unsuccessful and could expose us to unforeseen liabilities.
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
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
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
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are sealed by the court at the time of filing. Prior to the lifting of the seal by the court, the only parties typically privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits have been filed against us and that those suits remain under seal or that we are unaware of such filings or prevented by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
The proper function, availability, and security of our information systems are critical to our business.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system (the “CIS”) which plays a substantial role in the operations of the hospitals in which it is installed and any information systems currently in use by Encompass. We undertake substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and we regularly test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes protected health information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.” As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches, including cyber-attacks, or to alleviate problems caused by breaches, including unauthorized access to patient data and protected health information stored in our information systems and the introduction of computer malware to our systems. However, given the rapidly evolving nature of cyber threats, there can be no assurance our safety and security measures or network security or other controls will detect and prevent security or data breaches, including cyber-attacks, in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. We may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations such as Encompass. A compromise of our safety and security measures, or network security or other controls, or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to significant remedial costs as well as regulatory actions and claims from patients, financial institutions, and other persons, any of which could adversely affect our business, financial position, results of operations and cash flows. Moreover, a security breach could require that we expend significant resources related to our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our CIS is subject to a licensing, implementation, technology hosting, and support agreement with Cerner Corporation. In June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system in 2012. As of December 31, 2014, we have installed the CIS in 58 hospitals with another 24 installations scheduled for 2015. We expect to complete installation in our existing hospitals by the end of 2017. Our inability, or the inability of Cerner, to continue to maintain and upgrade our information systems, software, and hardware could disrupt or reduce the efficiency of our operations. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across multiple hospitals could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Successful execution of our current business plan depends on our key personnel.
The success of our current business plan depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. We rely upon their ability, expertise, judgment, discretion, integrity and good faith. There can be no assurance that we will retain our key executives and employees or that we can attract or retain other highly qualified individuals in the future. If we lose key personnel, we may be unable to replace them with personnel of comparable experience in, or knowledge of, the healthcare provider industry or our specific post-acute segment. The loss of the services of any of these individuals could prevent us from successfully executing our business plan and could have a material adverse effect on our business and results of operations.
Our leverage or level of indebtedness may have negative consequences for our business, and we may incur additional indebtedness in the future.
Although we have reduced our outstanding long-term debt substantially in recent years, we still had approximately$2.0 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $86.7 million in capital leases) as of December 31, 2014. See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. For additional discussion of our material debt covenants, see the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2014, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2014, approximately 75% of our consolidated Property and equipment, net was held by HealthSouth Corporation and its guarantor subsidiaries under our credit agreement. See Note 8, Long-term Debt, and Note 20, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.

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
Risks Related to the Acquisition of Encompass (the “Acquisition”)
The anticipated benefits of the Acquisition may not be realized, which could adversely impact our business and our operating results.
We anticipate the Acquisition will result in benefits including, among other things, enhanced revenues and our enhanced ability to provide a continuum of facility-based and home-based post-acute services. The acquired business may underperform relative to our expectations, including failing to continue to acquire and integrate other home health and hospice providers to the degree expected. If the acquired business underperforms and such underperformance is other than temporary, we may be required to take an impairment charge.
Achieving the anticipated benefits of the Acquisition is subject to a number of uncertainties, including general competitive factors in the marketplace. The acquired business may not contribute to our revenues or earnings to the extent anticipated, and the synergies we expect from the Acquisition may not be realized. Additionally, the costs or difficulties related to the integration of Encompass’ business and operations into ours could be greater than expected, and the Acquisition could cause disruption to our business and operations and our relationships with customers, employees and other parties. Failure to achieve the anticipated benefits could result in increased costs, decreases in the amount of expected revenues, inability to meet the financial ratios and financial condition tests under our credit agreement and diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows. Thus, the anticipated benefits of the Acquisition may not be realized, and significant time and cost beyond that anticipated may be required in connection with the integration of HealthSouth and Encompass.
Encompass, with a substantial portion of its revenues derived from Medicare, is subject to many of the same risks as HealthSouth’s inpatient rehabilitation business. The reader should review the risks under “Risks Related to Our Business,” including “—Compliance with the extensive laws and government regulations applicable to healthcare providers requires substantial time, effort and expense, and if we fail to comply with them, we could suffer penalties or be required to make significant changes to our operations,” “—We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us,” and “—The proper function, availability, and security of our information systems are critical to our business.”
We may not be able to successfully integrate Encompass.
Prior to consummation of the Acquisition, Encompass operated independently of us, with its own business, corporate culture, locations, employees and systems. We will in some respects operate our existing business, along with the business of Encompass, as one combined organization, for example utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of Encompass with our business. In addition, Encompass itself has grown through acquisitions, and there may be legacy systems, operating policies and procedures, financial and administrative practices yet to be fully integrated within Encompass. The failure to successfully integrate Encompass with our business could have an adverse effect on our business, financial position, results of operations, and cash flows.

Reductions or changes to the reimbursement mechanisms from government payors and other legislative and regulatory changes affecting the home health and hospice businesses could adversely affect Encompass’ operating results.
Encompass derives a substantial portion of its net operating revenues from the Medicare program. As noted above, from time to time legislative and regulatory changes have resulted in limitations on the increases and, in some cases, significant roll-backs or reductions, in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance future governmental initiatives will not result in pricing roll-backs, freezes or other reimbursement reductions.
As discussed in “—Reductions or changes in reimbursement from government or third-party payors and other legislative and regulatory changes affecting our industry could adversely affect our operating results,” the 2010 Healthcare Reform Laws have impacted and will in the future continue to impact home health and hospice care providers. For example, the 2010 Healthcare Reform Law directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. The rebasing adjustment for calendar year 2015 resulted in an approximately 2.4% reduction to the annual market basket update determined by CMS. In addition, the laws also require an annual home health productivity adjustment beginning on January 1, 2015. For calendar year 2015, that adjustment is a decrease to the market basket update of 50 basis points.
For hospice services, the 2010 Healthcare Reform laws require, in addition to the annual productivity adjustment, further reduction of the annual market basket update of 30 basis points for fiscal years 2013 through 2019. The hospice productivity adjustment for the fiscal year beginning October 1, 2014 was a decrease to the market basket update of 50 basis points.
CMS recently hired ABT & Associates to examine and recommend changes to the home health outlier payment calculation methodology. Changes to how the larger outlier payments are calculated could adversely affect Encompass’ revenues with respect to these payments. In addition, in August 2014, MedPAC provided CMS with its comments on CMS’s 2015 home health prospective payment system update, changes to the face-to-face visit requirement, recalibration of the payment weights for home health resource groups, changes to the pay-for reporting program and changes to the value-based purchasing model.
Specifically, MedPAC recommended (i) accelerating rebasing cuts and legislative changes to make the cuts larger in size considering the 3.5% reduction will not effectively remove margins, (ii) requiring home health recipients to make copayments for services, (iii) implementing readmission penalties on home health outcomes similar to penalties levied in acute care services, (iv) overhauling the home health prospective payment system to pay providers based on patient characteristics in lieu of the number of services furnished, (v) keeping the physician face-to-face narrative as a requirement in effect for at least another year while CMS considers potential modifications, (vi) CMS analyzing the change in the reported average case-mix to determine whether a payment adjustment is warranted, and (vii) implementing a value-based purchasing demonstration by fiscal year 2016.
There can be no assurance these recommendations and initiatives or other future governmental action will not result in substantial changes to home health and hospice operations or material reductions in reimbursements.
Competition among home health and hospice service companies is intense.
The home health and hospice services industry is highly competitive and fragmented. Our primary competition comes from locally owned private home health companies or acute-care hospitals with adjunct home health services and typically varies from market to market. We compete with a variety of other companies in providing home health and hospice services, some of which may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving Encompass home health or hospice services.
Some of Encompass’ current and potential competitors, which include a number of other public companies, have or may obtain significantly greater marketing and financial resources than Encompass has or may obtain. Relatively few barriers to entry exist in most of Encompass’ local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health services, hospice care, community care services, or similar services. Encompass may encounter increased competition in the future that could negatively impact patient referrals to Encompass, limit its ability to maintain or increase its market position and adversely affect Encompass’ profitability.

Beginning in January 2015, hospice agencies will be required by CMS to complete a Hospice Experience of Care Survey. As part of this new survey, the survey data will be made available to the public when 12 months of data are available. In addition to the likely additional costs associated with implementing and responding to the survey, competing companies may use the disclosed information in their marketing and other strategic materials which could negatively impact patient referrals to Encompass, limit its ability to maintain or increase its market position, and adversely affect Encompass’ profitability.
If we are unable to maintain or develop relationships with patient referral sources, our growth and profitability could be adversely affected.
The success of home health and hospice providers depends substantially on referrals from physicians, hospitals, case managers and other patient referral sources in the communities served. Referral sources are not contractually obligated to refer home care patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of home health and hospice care by our referral sources and their patients. We cannot provide assurance that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.
Given our intention to expand our presence in home health and hospice, we are subject to risks in a market in which we have limited experience.
The majority of our experience has historically been as an owner and operator of inpatient rehabilitation hospitals. An important aspect of the Acquisition was retention of its management team. If we decide to further expand our presence in home health or hospice or other relevant healthcare services, our existing overall business model may change, and we may become subject to risks in a market in which we have limited experience. In most states, home health is regulated by different agencies than those that regulate inpatient rehabilitation hospitals, and we have less experience with the agencies that regulate home health. If we decide to expand our presence in home health and hospice, we might have to adjust part of our existing business model, which could have an adverse effect on our business, financial position, results of operations, and cash flows.
We rely extensively on the experience and expertise of Encompass’ management team. In order to retain this experience and expertise, we have entered into three-year employment agreements that include noncompetition and other restrictive covenants with certain key senior management personnel of Encompass. However, there is no guarantee we will be able to retain these individuals or other members of Encompass’ management team. If we are unable to retain these members of Encompass’ senior management, we could face increased difficulties in operating Encompass and in expanding our presence in home health and hospice.
For additional discussion of risks related to our future growth, see “Risks Related to Our Business—We may have difficulty completing investments and transactions that increase our capacity consistent with our growth strategy,” “—We may make investments or complete transactions that may be unsuccessful and could expose us to unforeseen liabilities,” and “— Successful execution of our current business plan depends on our key personnel.”
If any of Encompass’ home health or hospice programs fail to comply with the Medicare conditions of participation, that program could be terminated from the Medicare program.
Each of Encompass’ home health and hospice agencies must comply with extensive conditions of participation for certification in the Medicare program. If any of Encompass’ home health or hospice programs fail to meet any of the Medicare conditions of participation, that program may receive a notice of deficiency from the applicable state survey agency. If that home health or hospice agency then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, that program could be terminated from receiving Medicare payments. For example, the conditions require that hospice programs have a certain number of volunteers. A program could be terminated from the Medicare benefit if the program fails to address the deficiency within the applicable correction period. If CMS terminates one program or agency, it may increase its scrutiny of other agencies under common control. Additionally, in October 2014, CMS proposed revisions to the Medicare conditions of participation applicable to home health agencies and intended to provide home health agencies with enhanced flexibility while focusing provider efforts on patient services, quality of care, and quality assessment and performance improvement efforts. More specifically, CMS proposed to establish four new conditions of participation (in addition to retaining current requirements related to comprehensive assessment of patients) for: (1) patient rights; (2) care planning, coordination of services, and quality of care, requiring an interdisciplinary team approach to provide home health services; (3) quality assessment and performance improvement, requiring each home health agency to conduct ongoing quality assessments, incorporate data-driven goals, and maintain an evidence-based performance improvement program of its own design to affect continuing improvement in the quality of patient care; and (4) infection prevention and control. We cannot predict when or what, if any, changes will be made or the impact on us. We believe Encompass is in substantial compliance with the conditions of participation; however, we cannot predict how surveyors will interpret all aspects of the Medicare conditions of participation. Any termination of one or more of Encompass’ home health or hospice programs from the Medicare program for failure to satisfy the conditions of participation could adversely affect its patient service revenue and profitability and financial condition.
We could experience significant malpractice or other similar claims.
Home care services, by their very nature, are provided in an environment, the patient’s place of residence, that is not in the substantial control of the healthcare provider. Accordingly, home care involves an increased level of associated risk of general and professional liability. On any given day, Encompass has thousands of nurses, therapists and other care providers driving to and from the homes of patients where they deliver care. We cannot predict the impact that any claims arising out of the travel, the home visits or the care being provided, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies.
We could experience significant increases to our operating costs due to shortages of qualified home health and hospice employees and other healthcare professionals or union activity.
The market for qualified home health and hospice employees and other healthcare professionals is highly competitive. Encompass, like other healthcare providers, may experience difficulties in attracting and retaining qualified personnel such as nurses, certified nurse’s assistants, nurse’s aides, therapists, home health and hospice employees and other providers of healthcare services. Encompass’ home health and hospice operations are particularly dependent on nurses and other employees for patient care. As the demand for home health services and hospice services continues to exceed the supply of available and qualified staff, home health operators and their competitors have been forced to offer more attractive wage and benefit packages to these professionals. Any difficulty Encompass may experience in hiring and retaining qualified personnel may increase its average wage rates and may force it to increase its use of contract personnel.
In addition, healthcare providers are experiencing a high level of union activity across the country. Encompass currently has no unionized employees. Although we cannot predict the degree to which Encompass will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. Encompass could experience an increase in labor and other costs from union activity. Furthermore, Encompass could experience a disruption of its operations if its employees were to engage in a strike or other work stoppage.
Encompass may experience increases in its labor costs primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel. Our inability to adequately manage Encompass’ labor costs may adversely affect our future operating results.
Encompass’ hospice operations are subject to annual Medicare caps calculated by Medicare and potential changes in the Medicare reimbursement methodology.
With respect to Encompass’ hospice operations, overall payments made by Medicare to each hospice provider number are subject to an inpatient cap amount and an overall payment cap, which are calculated and published by the Medicare fiscal intermediary on an annual basis covering the period from November 1 through October 31. If payments received under any one of Encompass’ hospice provider numbers exceeds either of these caps, it may be required to reimburse Medicare for payments received in excess of the caps, which could have an adverse effect on our business, financial position, results of operations, and cash flows. CMS and MedPAC are currently working on amending the timing requirements of refunding overpayments related to hospice payments, which may have an adverse effect on Encompass’ cash flows. In addition, MedPAC has recommended that CMS work to develop an alternative payment system for hospice services. Over the last several years, CMS examined an alternative payment system for hospices (including adding a case-mix adjustment to the system) and found that costs varied at different stages of a hospice stay-with higher costs accruing at the beginning and end of an episode. As a result, CMS is examining adjusting the payment system by implementing a short-stay policy. There can be no assurance the foregoing recommendations will not result in substantial changes to hospice reimbursements Encompass is entitled to receive from Medicare.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama. We occupy those office premises under a long-term lease which expires in 2018 and includes options for us, at our discretion, to renew the lease for up to ten years in total beyond that date.
In addition to our principal executive office, as of December 31, 2014, we leased or owned through various consolidated entities 260 business locations to support our operations, including 136 locations leased by the Encompass Home Health and Hospice business (“Encompass”) at the time we acquired it. Our hospital leases, which represent the largest portion of our rent expense, customarily have initial terms of 10 to 30 years. Most of our leases contain one or more options to extend the lease period for five additional years for each option. Our consolidated entities are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses, particularly in our leased hospitals. Other than our principal executive offices, no other individual property is materially important.
Encompass is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining Encompass locations are in the localities served by that business and are subject to relatively small space leases, approximately 3,200 square feet on average. Those space leases are typically less than five years in term.

The following table sets forth information regarding our hospital properties (excluding the one hospital that has 41 licensed beds and operates as a joint venture which we account for using the equity method of accounting) and our Encompass locations as of December 31, 2014:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Encompass Locations
Alabama *	383	1		3	2	6	—
Arizona	335	1		1	3	5	—
Arkansas	267	2		1	1	4	—
California	114	1		—	1	2	—
Colorado	104	1		—	1	2	5
Connecticut	—	—		—	—	—	1
Delaware	34	—		1	—	1	—
Florida *	887	9		1	2	12	5
Georgia*	108	2	(1)	—	—	2	—
Idaho	—	—		—	—	—	10
Illinois *	61	—		1	—	1	—
Indiana	85	—		—	1	1	—
Kansas	242	1		—	2	3	7
Kentucky *	80	1		1	—	2	—
Louisiana	47	1		—	—	1	—
Maine *	100	—		—	1	1	—
Maryland *	54	1		—	—	1	—
Massachusetts *	163	2		—	—	2	1
Missouri*	156	—		2	—	2	—
Nevada	219	2		—	1	3	—
New Hampshire *	50	—		1	—	1	—
New Jersey *	199	1		1	1	3	—
New Mexico	87	1		—	—	1	6
Ohio	60	—		—	1	1	—
Oklahoma	—	—		—	—	—	18
Oregon	—	—		—	—	—	1
Pennsylvania	734	5		—	4	9	—
Puerto Rico*	72	—		—	2	2	—
South Carolina *	338	1		4	—	5	—
Tennessee *	395	4		3	—	7	—
Texas	1,083	12		2	1	15	62
Utah	84	1		—	—	1	11
Virginia *	286	2		1	3	6	9
West Virginia *	268	1		3	—	4	—
	7,095	53		26	27	106	136	(2)
*      Hospital certificate of need state or U.S. territory

(1)
The inpatient rehabilitation hospitals in Augusta and Newnan, Georgia, are parties to industrial development bond financings that reduce the ad valorem taxes payable by each hospital. In connection with each of these bond structures, title to the related property is held by the local development authority. We lease the related hospital property and hold the bonds issued by that authority, the payment on which equals the amount payable under the lease. We may terminate each bond financing and the associated lease at any time at our option without penalty, and fee title to the related hospital property will return to us.

(2)
This total includes (1) the Encompass corporate office, (2) 107 locations where adult home health services are provided, (3) 8 locations where pediatric home health services are provided, and (4) 20 locations where hospice services are provided.

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
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2013 through December 31, 2014.

	High	Low
2013
First Quarter	$26.40	$21.53
Second Quarter	30.95	25.07
Third Quarter	36.52	28.70
Fourth Quarter	37.01	32.97

2014
First Quarter	$35.98	$29.82
Second Quarter	37.68	33.05
Third Quarter	42.41	35.29
Fourth Quarter	42.00	36.10
Holders
As of February 17, 2015, there were 87,488,636 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 9,006 holders of record.
Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share that was paid on October 15, 2014 to stockholders of record on October 1, 2014. On January 15, 2015, we paid a cash dividend on our common stock of $0.21 per share to stockholders of record as of the close of business on January 2, 2015. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of December 31, 2014 and anticipated restricted payments. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2014	953	(2)	$37.02	—	206,944,707
November 1 through November 30, 2014	868	(3)	$40.27	—	206,944,707
December 1 through December 31, 2014	—		—	—	206,944,707
Total	1,821		38.57	—

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

(3)
An employee tendered 602 shares as payment of tax liability incident to the vesting of previously awarded shares of restricted stock. The remaining shares were purchased pursuant to previous elections by one or more members of our board of directors to participate in our Directors’ Deferred Stock Investment Plan described above.

Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 22 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2009 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HealthSouth Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2009	2010	2011	2012	2013	2014
HealthSouth	100.00	110.34	94.14	112.47	179.42	211.52
Standard & Poor’s 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P Health Care Services Select Industry Index	100.00	108.13	99.74	120.07	144.94	175.09

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data presented below for the years ended December 31, 2014, 2013, and 2012 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2011 and 2010, from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2011. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Millions, Except per Share Data)
Statement of Operations Data: (1)
Net operating revenues	$2,405.9	$2,273.2	$2,161.9	$2,026.9	$1,877.6
Operating earnings (2)	418.4	435.7	378.7	351.4	295.9
Provision for income tax expense (benefit) (3)	110.7	12.7	108.6	37.1	(740.8)
Income from continuing operations	276.2	382.5	231.4	205.8	930.7
Income (loss) from discontinued operations, net of tax (4)	5.5	(1.1)	4.5	48.8	9.1
Net income	281.7	381.4	235.9	254.6	939.8
Less: Net income attributable to noncontrolling interests	(59.7)	(57.8)	(50.9)	(45.9)	(40.8)
Net income attributable to HealthSouth	222.0	323.6	185.0	208.7	899.0
Less: Convertible perpetual preferred stock dividends	(6.3)	(21.0)	(23.9)	(26.0)	(26.0)
Less: Repurchase of convertible perpetual preferred stock (5)	—	(71.6)	(0.8)	—	—
Net income attributable to HealthSouth common shareholders	$215.7	$231.0	$160.3	$182.7	$873.0

Weighted average common shares outstanding: (6)
Basic	86.8	88.1	94.6	93.3	92.8
Diluted	100.7	102.1	108.1	109.2	108.5
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.40	$2.59	$1.62	$1.39	$9.20
Discontinued operations	0.06	(0.01)	0.05	0.52	0.10
Net income	$2.46	$2.58	$1.67	$1.91	$9.30
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.24	$2.59	$1.62	$1.39	$8.20
Discontinued operations	0.05	(0.01)	0.05	0.52	0.08
Net income	$2.29	$2.58	$1.67	$1.91	$8.28

Cash dividends per common share (7)	$0.78	$0.36	$—	$—	$—

Amounts attributable to HealthSouth:
Income from continuing operations	$216.5	$324.7	$180.5	$158.8	$889.8
Income (loss) from discontinued operations, net of tax	5.5	(1.1)	4.5	49.9	9.2
Net income attributable to HealthSouth	$222.0	$323.6	$185.0	$208.7	$899.0

	As of December 31,
	2014	2013	2012	2011	2010
	(In Millions)
Balance Sheet Data: (1)
Working capital	$322.3	$268.8	$335.9	$178.4	$111.0
Total assets (8)	3,408.8	2,534.4	2,424.2	2,271.6	2,372.5
Long-term debt, including current portion (5) (8)	2,131.6	1,517.5	1,253.5	1,254.7	1,511.3
Convertible perpetual preferred stock (5)	93.2	93.2	342.2	387.4	387.4
HealthSouth shareholders’ equity (deficit)	473.2	344.6	291.0	116.4	(85.8)

(1)
As discussed in Note 2, Business Combinations, to the accompanying consolidated financial statements, we acquired the Encompass Home Health and Hospice business (“Encompass”) of EHHI Holdings, Inc. on December 31, 2014. Because the acquisition took place on December 31, 2014, our consolidated results of operations do not include any results of operations from Encompass. Assets acquired, liabilities assumed, and redeemable noncontrolling interests were recorded at their estimated fair values as of the acquisition date.

(2)
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

(4)
Income from discontinued operations, net of tax in 2011 included post-tax gains from the sale of five long-term acute care hospitals and a settlement related to a previously disclosed audit of unclaimed property.

(5)
During the fourth quarter of 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding 6.50% Series A Convertible Perpetual Preferred Stock. See Note 8, Long-term Debt and Note 10, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements.

(6)
During 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million. In the first quarter of 2013, we completed a tender offer for our common stock whereby we repurchased approximately 9.1 million shares. See Note 17, Earnings per Common Share, to the accompanying consolidated financial statements.

(7)
During the third quarter of 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. In July 2014, our board of directors approved an increase in our quarterly cash dividend to $0.21 per share. See Note 17, Earnings per Common Share, to the accompanying consolidated financial statements.

(8)
On December 31, 2014, we acquired Encompass. The total cash consideration delivered at closing was $695.5 million. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. See Note 2, Business Combinations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

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
Executive Overview
Our Business
With the acquisition of Encompass discussed below, HealthSouth is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 33 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
As of December 31, 2014, we operated 107 inpatient rehabilitation hospitals (including one hospital that operates as a joint venture which we account for using the equity method of accounting). While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. For additional information about our business, see Item 1, Business.
Encompass Acquisition
On December 31, 2014, we completed the previously announced acquisition of EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”). Encompass is the nation’s fifth largest provider of Medicare‑certified skilled home health services. In the acquisition, we acquired, for cash, all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass. These sellers contributed a portion of their shares of common stock of EHHI, valued at approximately $64.5 million, in exchange for shares of common stock of Holdings. As a result of that contribution, they hold approximately 16.7% of the outstanding common stock of Holdings, while HealthSouth owns the remainder. In addition, Ms. Anthony and certain other employees of Encompass entered into amended and restated employment agreements, each agreement having an initial term of three years.
We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. The total cash consideration delivered at closing was $695.5 million.
Encompass operates in 135 locations across 12 states and has approximately 4,900 employees making more than 2.1 million patient visits annually. For the year ended December 31, 2014, Encompass had total revenues of approximately $369 million, which are not included in the accompanying consolidated statement of operations.
Encompass provides:

•
home health services - a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Encompass also provides specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Encompass’ home health services have historically represented a substantial portion of its revenues. For the year ended December 31, 2014, these services represented approximately 94% of Encompass’ total revenues.

•
hospice services - primarily in-home services to terminally ill patients and their families to address the patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. For the year ended December 31, 2014, these services represented approximately 6% of Encompass’ total revenues.

We believe Encompass will provide us with a high-quality, scalable asset that is capable of participating in the consolidation of the highly fragmented home health industry. Encompass has demonstrated an ability to acquire under-performing operations and incorporate them into its existing platform. As part of HealthSouth, we believe Encompass will be able to consider more numerous and significant home health acquisition opportunities given our strong cash flows from operations and our access to capital. We also believe this acquisition will further our long-term growth strategy of expanding into post-acute services that complement our core business of operating inpatient rehabilitation hospitals. Specifically, we believe the acquisition of Encompass will enhance our ability to provide a continuum of facility-based and home-based post-acute services to our patients and their families, which we believe will become increasingly important as coordinated care delivery models, such as accountable care organizations (“ACOs”) and bundled payment arrangements, become more prevalent. We intend to transition our existing 25 hospital-based home health operations to the Encompass platform in 2015. Home health and hospice will represent a separate operating segment for us going forward.
See Item 1, Business, and Item 1A, Risk Factors, of this report, Note 2, Business Combinations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements, and the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item.
2014 Overview
Our 2014 strategy focused on the following priorities:

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

•
positioning the Company for continued success in the evolving healthcare delivery system. This preparation includes continuing the installation of our electronic clinical information system which allows for interfaces with all major acute care electronic medical record systems and health information exchanges, participating in bundling projects and ACOs, and evaluating potential service line expansions via acquisitions.

During 2014, discharge growth of 3.5% coupled with a 3.1% increase in net patient revenue per discharge generated 6.7% growth in net patient revenue from our hospitals compared to 2013. Discharge growth was comprised of 2.2% growth from new stores and a 1.3% increase in same-store discharges. Our quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database, and they did so while we continued to increase our market share throughout 2014. Not only did our hospitals treat more patients and enhance outcomes, they did so in a highly cost-effective manner. See the “Results of Operations” section of this Item.
Likewise, our growth efforts continued to yield positive results in 2014. Specifically, we:

•
acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts in June 2014. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity;

•	began accepting patients at our newly built, 50-bed inpatient rehabilitation hospital in Altamonte Springs, Florida in October 2014;

•
created, in October 2014, a joint venture with Memorial Health to own and operate a 50-bed inpatient rehabilitation hospital in Savannah, Georgia. Initially, this hospital will operate in the current location of Memorial Health’s 50-bed Rehabilitation Institute on Memorial University Medical Center’s campus. The joint venture plans to build a new, 50-bed replacement inpatient rehabilitation hospital, which is expected to be completed in early 2016. We expect to begin operating the inpatient rehabilitation hospital at Memorial University Medical Center in the first half of 2015;

•	acquired Quillen Rehabilitation Hospital, a 26-bed inpatient rehabilitation hospital in Johnson City, Tennessee, in November 2014 through a joint venture with Mountain States Health Alliance;

•	began accepting patients at our newly built, 50-bed inpatient rehabilitation hospital in Newnan, Georgia in December 2014;

•	began accepting patients at our newly built, 34-bed inpatient rehabilitation hospital in Middletown, Delaware in December 2014;

•	continued our capacity expansions by adding 51 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Franklin, Tennessee	40	Q4 2014	Q4 2015
Modesto, California	50	Q1 2015	Q2 2016
Murrieta, California*	50	Q3 2016	Q4 2017
*In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
We also continued our shareholder value-enhancing strategies in 2014. Namely, we:

•
increased our board-approved stock repurchase authorization from $200 million to $250 million in February 2014 and repurchased 1.3 million shares of our common stock in the open market for $43.1 million during the first and second quarters of 2014, leaving approximately $207 million remaining under this repurchase authorization and

•
paid approximately $66 million in cash dividends on our common stock and increased the quarterly cash dividend by 16.7% from $0.18 per share to $0.21 per share effective with the October 2014 dividend payment.

While continuing our shareholder value-enhancing strategies, we also took additional steps to increase the strength and flexibility of our balance sheet. Specifically, we:

•
amended our credit agreement in September and December 2014 to, among other things, add $450 million of term loan facility capacity, permit unlimited restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.75x, and extend the revolver maturity to September 2019;

•
redeemed the outstanding principal amount, or approximately $271 million in principal, of our 7.25% Senior Notes due 2018 in October 2014 using the net proceeds from an additional $175 million offering of our existing 5.75% Senior Notes due 2024, a $75 million draw under our term loan facilities, and cash on hand;

•
redeemed approximately $25 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 in December 2014. This optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $26 million; and

•	purchased the real estate previously subject to a lease associated with our hospital in San Antonio, Texas.
For additional information regarding these actions, see Note 8, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item.
Business Outlook
We believe our business outlook remains positive for two primary reasons. First, demographic trends, such as population aging, should increase long-term demand for facility-based and home-based post-acute services. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. We believe the demand for facility-based and home-based post-acute services will continue to increase as the U.S. population ages and life expectancies increase.
Second, we are an industry leader in this growing sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, our financial strength, and the application of rehabilitative technology. With the recent acquisition of Encompass, we are the fifth largest provider of Medicare-certified skilled home health services, and we look forward to combining our strengths as operators of inpatient rehabilitation hospitals with those of a proven home health and hospice provider that offers exceptional home-based patient care in a cost efficient manner.

We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of December 31, 2014, we had installed this system in 58 of our 107 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Encompass also utilizes information technology to enhance patient care and manage costs. Specifically, Encompass utilizes Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows Encompass to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. Encompass is currently party to one newly formed ACO serving 20,000 patients and is exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the “Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section below, our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2019. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. Our balance sheet remains strong. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to invest our cash and return value to shareholders, including bed additions, de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, common stock dividends, repurchases of our common and preferred stock, and repayments of long-term debt.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because

Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
As discussed in Item 1, Business, “Sources of Revenues,” in connection with United States Centers for Medicare and Medicaid Services (“CMS”) approved and announced Recovery Audit Contractor (“RAC”) audits related to inpatient rehabilitation facilities (“IRFs”), we have received requests to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits.
The contracts awarded to RACs by CMS were set to expire in February 2014, but they have been extended and modified pending finalization of new contracts. In late February 2014, CMS announced it would pause the operations of the current RACs until new contracts are awarded, meaning that hospitals would not receive any new requests from RACs until that time. Legal challenges to the contract award process have delayed finalizing the new contracts longer than expected, and as a result, CMS modified the existing RAC contracts to allow some RAC reviews to be restarted on a limited basis. Additionally, on December 30, 2014, CMS announced the beginning of a new contract for the RAC assigned to audit payments for home health and hospice services, which has subsequently been delayed by another challenge. Once the new contracts are in place, whether for IRFs or home health and hospice agencies, the associated RACs will be able to audit claims for dates of service during the time period covered by the pause in RAC operations. We cannot predict when the legal challenges to the new contracts will be resolved or when CMS will otherwise finalize the new RAC contracts. While we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”), we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be received.
Another challenge relates to reduced Medicare reimbursement, which is also discussed in Item 1A, Risk Factors. Unless the United States Congress acts to change or eliminate it, sequestration, which began affecting payments received after April 1, 2013, will continue to result in a 2% decrease to reimbursements otherwise due from Medicare, after taking into consideration other changes to reimbursement rates such as market basket updates.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, and reforming the sustainable growth rate formula used to pay physicians who treat Medicare beneficiaries (the so called “Doc Fix”) could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. Likewise, issues related to the federal budget or the unwillingness to raise the statutory cap on the federal government’s ability to issue debt, also referred to as the “debt ceiling,” may have a significant impact on the economy and indirectly on our results of operations and financial position. We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe our efficient cost structure coupled with the steps we have taken to reduce our debt and corresponding debt service obligations should allow us to absorb, adjust to, or mitigate any potential initiative or reimbursement reductions more easily than most other post-acute providers.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to this report and Note 18, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the accompanying consolidated financial statements.

•	Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors.
Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notably for us are the reductions to our hospitals’ annual market basket updates, including productivity adjustments, mandated reductions to home health and hospice Medicare reimbursements, and future payment reforms such as ACOs and bundled payments. Given the complexity and the number of changes in the 2010 Healthcare Reform Laws, we cannot predict their ultimate impact.
On July 31, 2014, CMS released its notice of final rulemaking for fiscal year 2015 (the “2015 Rule”) for IRFs under the prospective payment system (“IRF-PPS”). The 2015 Rule will implement a net 2.2% market basket increase effective for discharges between October 1, 2014 and September 30, 2015, calculated as follows:

Market basket update	2.9%
Healthcare reform reduction	20 basis points
Productivity adjustment	50 basis points
The 2015 Rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, freezing the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factor and updating the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the rule, we believe the 2015 Rule will result in a net increase to our Medicare payment rates of approximately 2.3% effective October 1, 2014, prior to the impact of sequestration.
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
On October 30, 2014, CMS released the calendar year 2015 final rule for home health agencies under the prospective payment system (“HH-PPS”). CMS estimates the rule will cut Medicare payments to home health agencies by 0.3% in 2015. Specifically, while the rule provides for a market basket update of 2.6%, that update is offset by a 2.4% rebasing adjustment reduction (the second year of a four-year phase-in) and a productivity adjustment reduction of 50 basis points. We believe this final rule will result in a net decrease to Encompass’ Medicare payment rates of approximately 1.3% in calendar year 2015 before sequestration.
The final rule also addresses a number of policy proposals. Notably, CMS is modifying the home health face-to-face encounter documentation requirements, including eliminating the narrative as part of the certification of eligibility and providing more flexibility in procedures for obtaining documentation supporting patient eligibility. CMS also discusses comments it received on a potential home health agency value-based purchasing model, under which CMS would test whether payment incentives would lead to higher quality of care for beneficiaries. CMS is considering testing such a model beginning in 2016. Additional details will be provided in future rulemaking.
The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care delivery models. In a coordinated care delivery model, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are positioning the Company in preparation for whatever changes are ultimately made to the delivery system:

•
We have a track record of successful partnerships with acute care providers. Thirty-two of our hospitals already operate as joint ventures with acute care hospitals, and we continue to pursue joint ventures as one of our growth initiatives. These joint ventures create an immediate link to an acute care system and position us to quickly and efficiently integrate our services in a coordinated care model.

•
Our commitment to coordinated care is demonstrated and enhanced by the utilization of technology. Our hospital electronic clinical information system is capable of interfaces with all major acute care electronic medical record systems and health information exchanges making communication easier across the continuum of healthcare providers. Our home health and hospice clinical information system utilizes a leading home care technology that manages the entire patient work flow. Importantly, we have the ability to use data from both systems to develop clinical protocol best practices.

•
Our balance sheet is strong, and we have consistently strong free cash flows. We have no significant debt maturities prior to 2019, and we have significant liquidity under our revolving credit facility. In addition, we own the real estate associated with approximately 75% of our hospitals.

•
We have a proven track record of being a high-quality, cost-effective provider. The FIM® Gains (a tool based on an 18-point assessment used to measure functional independence from admission to discharge) at our inpatient rehabilitation hospitals consistently exceed industry results, and the re-hospitalization rates at our home health agencies are lower than the national average. In addition, we have the scale and operating leverage to generate a low cost per discharge/visit.

•
We are currently participating in several coordinated care delivery model initiatives and are exploring ACO participation in several others. We have 103 IRFs accepted into Phase 1 of Model 3 of the CMS Bundled Payments for Care Improvement (“BPCI”) initiative. In January 2015, we began the process to seek acceptance into Phase 2 of this initiative for five IRFs with an April 2015 start date. We have another opportunity, should we choose to pursue it, to submit additional IRFs into Phase 2 in March 2015 with a July 2015 start date. Encompass has 10 agencies participating in Phase 2 of Model 3 of the BPCI initiative. In addition, Encompass has partnered with Premier PHC™, an ACO serving 20,000 Medicare patients.

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
Additionally, in October 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided. It will create additional data reporting requirements for our hospitals and home health agencies, and we expect to fully comply with these requirements. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. While we cannot quantify the potential financial effects of the IMPACT Act on HealthSouth, we believe any post-acute payment system that is data-driven and focuses on the needs and underlying medical conditions of post-acute patients ultimately will be a net positive for providers who offer high-quality, cost-effective care. However, it will likely take years for the related quality measures to be established, quality data to be gathered, standardized patient assessment data to be assembled and disseminated, and potential payment policies to be developed, tested, and promulgated. As the nation’s largest owner and operator of inpatient rehabilitation hospitals and fifth largest provider of Medicare-certified skilled home health services, we will work with HHS, the Medicare Payment Advisory Commission, and other healthcare stakeholders on these initiatives.

•
Maintaining Strong Volume Growth. Various factors, including competition and increasing regulatory and administrative burdens, may impact our ability to maintain and grow our hospital, home health, and hospice volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute care hospitals who provide post-acute services similar to ours or other post-acute providers with relationships with referring acute care hospitals or physicians. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to expand our services and locations in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new-store volume growth, the addition of hospitals, home health agencies, and hospice agencies to our portfolio also may be difficult and take longer than expected.

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of inpatient rehabilitative services.

See also Item 1, Business, and Item 1A, Risk Factors.
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are postured to continue to grow, adapt to external events, and create value for our shareholders in 2015 and beyond.
Results of Operations
As a result of the acquisition of Encompass on December 31, 2014, in the first quarter of 2015, management changed the way it manages and operates the consolidated reporting entity and modified the reports used by its chief operating decision maker to assess performance and allocate resources. These changes will require HealthSouth to revise its segment reporting from its historic presentation of only one reportable segment. Beginning in the first quarter of 2015, HealthSouth will manage its operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. As part of this change in the first quarter of 2015, HealthSouth’s historic 25 hospital-based home health agencies will be reclassified and included in the home health and hospice segment. These 25 home health agencies represented approximately $29 million of HealthSouth’s consolidated Net operating revenues in 2014 and 2013.
Because the Encompass acquisition took place on December 31, 2014, our consolidated results of operations and the discussion that follows in this section do not include the 2014 results of operations of Encompass. Pro forma information regarding the combined entity is included in Note 2, Business Combinations, to the accompanying consolidated financial statements.
Payor Mix
During 2014, 2013, and 2012, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2014	2013	2012
Medicare	74.1%	74.5%	73.4%
Medicaid	1.8%	1.2%	1.2%
Workers' compensation	1.2%	1.2%	1.5%
Managed care and other discount plans, including Medicare Advantage	18.6%	18.5%	19.3%
Other third-party payors	1.8%	1.8%	1.8%
Patients	1.0%	1.1%	1.3%
Other income	1.5%	1.7%	1.5%
Total	100.0%	100.0%	100.0%
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

As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, or “Medicare Advantage.” The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (Under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsor organization, or an insurance plan operated in conjunction with a medical savings account. Medicare Advantage revenues, included in the “managed care and other discount plans” category in the above table, represented approximately 8% of our total revenues during the years ended December 31, 2014, 2013, and 2012.
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
Our Results
From 2012 through 2014, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
	(In Millions)
Net operating revenues	$2,405.9	$2,273.2	$2,161.9	5.8%	5.1%
Less: Provision for doubtful accounts	(31.6)	(26.0)	(27.0)	21.5%	(3.7)%
Net operating revenues less provision for doubtful accounts	2,374.3	2,247.2	2,134.9	5.7%	5.3%
Operating expenses:
Salaries and benefits	1,161.7	1,089.7	1,050.2	6.6%	3.8%
Hospital-related expenses:
Other operating expenses	351.6	323.0	303.8	8.9%	6.3%
Occupancy costs	41.6	47.0	48.6	(11.5)%	(3.3)%
Supplies	111.9	105.4	102.4	6.2%	2.9%
General and administrative expenses	124.8	119.1	117.9	4.8%	1.0%
Depreciation and amortization	107.7	94.7	82.5	13.7%	14.8%
Government, class action, and related settlements	(1.7)	(23.5)	(3.5)	(92.8)%	571.4%
Professional fees—accounting, tax, and legal	9.3	9.5	16.1	(2.1)%	(41.0)%
Total operating expenses	1,906.9	1,764.9	1,718.0	8.0%	2.7%
Loss on early extinguishment of debt	13.2	2.4	4.0	450.0%	(40.0)%
Interest expense and amortization of debt discounts and fees	109.2	100.4	94.1	8.8%	6.7%
Other income	(31.2)	(4.5)	(8.5)	593.3%	(47.1)%
Equity in net income of nonconsolidated affiliates	(10.7)	(11.2)	(12.7)	(4.5)%	(11.8)%
Income from continuing operations before income tax expense	386.9	395.2	340.0	(2.1)%	16.2%
Provision for income tax expense	110.7	12.7	108.6	771.7%	(88.3)%
Income from continuing operations	276.2	382.5	231.4	(27.8)%	65.3%
Income (loss) from discontinued operations, net of tax	5.5	(1.1)	4.5	(600.0)%	(124.4)%
Net income	281.7	381.4	235.9	(26.1)%	61.7%
Less: Net income attributable to noncontrolling interests	(59.7)	(57.8)	(50.9)	3.3%	13.6%
Net income attributable to HealthSouth	$222.0	$323.6	$185.0	(31.4)%	74.9%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2014	2013	2012
Provision for doubtful accounts	1.3%	1.1%	1.2%
Operating expenses:
Salaries and benefits	48.3%	47.9%	48.6%
Hospital-related expenses:
Other operating expenses	14.6%	14.2%	14.1%
Occupancy costs	1.7%	2.1%	2.2%
Supplies	4.7%	4.6%	4.7%
General and administrative expenses	5.2%	5.2%	5.5%
Depreciation and amortization	4.5%	4.2%	3.8%
Government, class action, and related settlements	(0.1)%	(1.0)%	(0.2)%
Professional fees—accounting, tax, and legal	0.4%	0.4%	0.7%
Total operating expenses	79.3%	77.6%	79.5%
Additional information regarding our operating results for the years ended December 31, 2014, 2013, and 2012 is as follows:

	For the Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 v. 2013	2013 v. 2012
	(In Millions)
Net patient revenue - inpatient	$2,272.5	$2,130.8	$2,012.6	6.7%	5.9%
Net patient revenue - outpatient & other	133.4	142.4	149.3	(6.3)%	(4.6)%
Net operating revenues	$2,405.9	$2,273.2	$2,161.9	5.8%	5.1%
	(Actual Amounts)
Discharges	134,515	129,988	123,854	3.5%	5.0%
Net patient revenue per discharge	$16,894	$16,392	$16,250	3.1%	0.9%
Outpatient visits	739,227	806,631	880,182	(8.4)%	(8.4)%
Average length of stay (days)	13.2	13.3	13.4	(0.8)%	(0.7)%
Occupancy %	68.4%	69.3%	68.2%	(1.3)%	1.6%
# of licensed beds	7,095	6,825	6,656	4.0%	2.5%
Full-time equivalents*	16,628	16,172	15,518	2.8%	4.2%
Employees per occupied bed	3.44	3.44	3.43	—%	0.3%

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

2014 Compared to 2013
Net Operating Revenues
Net patient revenue from our hospitals was 6.7% higher in 2014 than in 2013. This increase was attributable to a 3.5% increase in patient discharges and a 3.1% increase in net patient revenue per discharge. Discharge growth included a 1.3% increase in same-store discharges. Same-store discharges were negatively impacted by winter storms in the first quarter of 2014 (40 basis points) and the closure of 40 skilled nursing facility beds in June 2014 (20 basis points). Discharge growth from new stores primarily resulted from the consolidation of Fairlawn effective June 1, 2014, as discussed in Note 2, Business Combinations, to the accompanying consolidated financial statements. Net patient revenue per discharge in 2014 benefited from Medicare and managed care price adjustments and higher average acuity for the patients served. Net patient revenue per discharge was negatively impacted in the first quarter of 2014 by approximately $9 million for sequestration, which anniversaried on April 1, 2014. Net patient revenue per discharge in 2013 was negatively impacted by contractual allowances established in the fourth quarter of 2013 related to RAC audits (see the “2013 Compared to 2012 — Net Operating Revenues” section of this Item).
Decreased outpatient volumes in 2014 compared to 2013 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices.
Provision for Doubtful Accounts
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, but the resolution of these disputes can take in excess of two years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Therefore, as we experience increases or decreases in these denials, or if our actual collections of these denials differ from our estimated collections, we may experience volatility in our Provision for doubtful accounts. See also Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” to this report.
The change in our Provision for doubtful accounts as a percent of Net operating revenues in 2014 compared to 2013 was primarily the result of these continued pre-payment reviews by MACs and substantial delays in the adjudication process at the administrative law judge hearing level. As these denials slowly work their way through the appeal process, we examine our success rate and adjust our historical collection percentage to estimate our Provision for doubtful accounts. In the fourth quarter of 2014, we revised our recovery estimates on pending MAC pre-payment claims from 58% to 63% using our historical collection percentage for all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 72% success rate.
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
Salaries and benefits increased in 2014 compared to 2013 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2013 and 2014 development activities, and a 2.2% merit increase given to all eligible nonmanagement employees effective October 1, 2013.
The net impact of reductions in self-insurance reserves, the negative impact of sequestration, and start-up costs associated with our de novo hospitals that opened in the fourth quarter of 2014 increased Salaries and benefits as a percent of Net operating revenues in 2014 compared to 2013. Excluding the impact of these three items, Salaries and benefits as a percent of Net operating revenues would have been approximately 40 basis points lower in 2014 than in 2013. Group medical and workers’ compensation reserves were reduced by approximately $8 million in 2014 as compared to approximately $15 million in 2013.
We provided a 2.25% merit increase to our nonmanagement employees effective October 1, 2014.

Hospital-related Expenses
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.
Other operating expenses increased during 2014 compared to 2013 primarily as a result of increased patient volumes and approximately $7 million of lower reductions to self-insurance reserves for general and professional liability in 2014 than in 2013. As a percent of Net operating revenues, Other operating expenses for 2014 increased when compared to 2013 due primarily to these same lower reductions to self-insurance reserves. The increase in Other operating expenses as a percent of Net operating revenues for 2014 compared to 2013 also included the effects of sequestration experienced in the first quarter of 2014.
Occupancy costs
Occupancy costs include amounts paid for rent associated with leased hospitals and outpatient rehabilitation satellite clinics, including common area maintenance and similar charges. Occupancy costs decreased in total and as a percent of Net operating revenues in 2014 compared to 2013 due to our purchases of the real estate previously subject to operating leases at certain of our hospitals in the latter half of 2013 and first quarter of 2014.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense as a percent of Net operating revenues increased by 10 basis points during the 2014 compared to 2013 due primarily to the impact of sequestration on our Net operating revenues in the first quarter of 2014.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
In March 2008, we sold our corporate campus to Daniel Corporation (“Daniel”), a Birmingham, Alabama-based real estate company. The sale included a deferred purchase price component related to an incomplete 13-story building located on the property, often referred to as the Digital Hospital. Under the agreement, Daniel was obligated upon sale of its interest in the building to pay to us 40% of the net profit realized from the sale. In June 2013, Daniel sold the building to Trinity Medical Center. In the third quarter of 2013, we received $10.8 million in cash from Daniel in connection with the sale of the building. The gain associated with this transaction is being deferred and amortized over five years, which was the remaining life of our lease agreement with Daniel for the portion of the property we continue to occupy with our corporate office at the time of the transaction, as a component of General and administrative expenses. Approximately $2 million and $1 million of this gain was included in General and administrative expenses in 2014 and 2013, respectively.
General and administrative expenses in 2014 included $9.3 million of transaction expenses related to our acquisition of Encompass. These one-time expenses were offset by decreased expenses associated with stock-based compensation and our Senior Management Bonus Program discussed in Note 14, Employee Benefit Plans, to the accompanying consolidated financial statements, as well as the amortization of the deferred gain on the Digital Hospital discussed above. General and administrative expenses were flat as a percent of Net operating revenues in 2014 compared to 2013 due primarily to our increasing revenue.
Depreciation and Amortization
Depreciation and amortization increased during 2014 compared to 2013 due to our increased capital expenditures and development activities throughout 2013 and 2014. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
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
Professional Fees — Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for 2014 and 2013 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt in 2014 resulted from the redemption of our 7.25% Senior Notes due 2018 and the redemption of 10% of the outstanding principal amount of our 7.75% Senior Notes due 2022 in the fourth quarter of 2014. The Loss on early extinguishment of debt in 2013 resulted from the redemption of 10% of the outstanding principal amount of our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022 in November 2013.
In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we expect to record an approximate $2 million Loss on early extinguishment of debt in the first quarter of 2015.
See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during 2014 compared to 2013 primarily resulted from the noncash amortization of debt discounts and financing costs associated with the issuance of our 2.00% Convertible Senior Subordinated Notes due 2043 in November 2013. While our average borrowings increased in 2014 primarily as a result of issuing the convertible notes, our average cash interest rate decreased from 7.1% in 2013 to 6.2% in 2014. Cash paid for interest approximated $101 million and $99 million in 2014 and 2013, respectively.
Average borrowings outstanding are expected to increase in 2015 primarily as a result of the acquisition of Encompass. In turn, interest expense is also expected to increase. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
Other income for 2014 included a $27.2 million gain related to the acquisition of an additional 30% equity interest in Fairlawn. See Note 2, Business Combinations, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations for 2014 reflected continued revenue growth and increases in interest expense and depreciation and amortization. Pre-tax income was also impacted by three items having a net, favorable impact of $4.7 million. These items included the $27.2 million gain on the consolidation of Fairlawn offset by the $13.2 million Loss on early extinguishment of debt and $9.3 million of Encompass transaction expenses. Pre-tax income from continuing operations for 2013 included $23.5 million of gains related to Government, class action, and related settlements.
Provision for Income Tax Expense
Due to our federal and state net operating losses (“NOLs”), our cash income taxes approximated $16 million, net of refunds, in 2014. These payments resulted primarily from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. In 2015, we estimate we will pay approximately $15 million to $20 million of cash income taxes, net of refunds. In 2014 and 2013, current income tax expense was $13.3 million and $6.3 million, respectively.
Our effective income tax rate for 2014 was 28.6%. Our Provision for income tax expense in 2014 was less than the federal statutory rate of 35% primarily due to: (1) the impact of noncontrolling interests, (2) the nontaxable gain discussed in Note 2, Business Combinations, related to our acquisition of an additional 30% equity interest in Fairlawn, and (3) a decrease in our valuation allowance offset by (4) state and other income tax expense. See Note 1, Summary of Significant Accounting

Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion. As a result of the Fairlawn transaction, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future. The decrease in our valuation allowance in 2014 related primarily to the expiration of state NOLs in certain jurisdictions, our current forecast of future earnings in each jurisdiction, and changes in certain state tax laws.
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
Our effective income tax rate for 2013 was 3.2%. Our Provision for income tax expense in 2013 was less than the federal statutory rate of 35.0% primarily due to: (1) the IRS settlement discussed above, (2) the impact of noncontrolling interests, and (3) a decrease in our valuation allowance offset by (4) state and other income tax expense. The decrease in our valuation allowance in 2013 related primarily to our capital loss carryforwards, our then current forecast of future earnings in each jurisdiction, and changes in certain state tax laws. During the second quarter of 2013, we determined a valuation allowance related to our capital loss carryforwards was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these assets as a result of realizing capital gains in 2013 and the identification of sufficient taxable capital gain income within the available capital loss carryforward period.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $0.9 million and $1.1 million as of December 31, 2014 and 2013, respectively.
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
2013 Compared to 2012
Net Operating Revenues
Net patient revenue from our hospitals was 5.9% higher for the year ended December 31, 2013 than the year ended December 31, 2012. This increase was attributable to a 5.0% increase in patient discharges and a 0.9% increase in net patient revenue per discharge. Discharge growth included a 2.5% increase in same-store discharges. Same-store discharges were negatively impacted by the divestiture of 41 skilled nursing facility beds in the first quarter of 2013. Approximately 60 basis points of discharge growth from new stores resulted from the consolidation of St. Vincent Rehabilitation Hospital beginning in the third quarter of 2012, as discussed in Note 7, Investments in and Advances to Nonconsolidated Affiliates, to the accompanying consolidated financial statements. The increase in net patient revenue per discharge resulted from pricing adjustments, higher patient acuity, and a higher percentage of Medicare patients. Net patient revenue per discharge was negatively impacted in 2013 by sequestration (became effective for all discharges after April 1, 2013), the impact of post-payment claim reviews (as discussed below), and the ramping up of three new hospitals. New hospitals are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
As discussed in Item 1, Business, and the “Critical Accounting Estimates—Revenue Recognition” section of this Item, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. In connection with CMS approved and announced RAC audits related to IRFs, we received requests in 2013 to review certain patient files for discharges occurring from 2010 to 2013. While we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be received. During 2013, we reduced our Net operating revenues by approximately $8 million for post-payment claims that are part of this review process.
Decreased outpatient volumes in 2013 compared to 2012 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices. Outpatient and other revenues for 2013 included approximately $6 million more in state provider tax refunds than 2012.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in 2013 compared to 2012 was primarily the result of a decrease in pre-payment claims denials by MACs.
Salaries and Benefits
Salaries and benefits increased in 2013 compared to 2012 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2012 and 2013 development activities, and increased costs associated with medical plan benefits. Because merit increases were foregone in 2012, as discussed below, management determined the Company would absorb all of the increased costs associated with medical plan benefits to employees in 2013. These cost increases were offset by adjustments to our workers’ compensation accruals in 2013 due to favorable trends in claims and industry-wide loss development trends. As a result of these continued favorable trends, we also lowered the statistical confidence level used to determine our self-insurance reserves in 2013. See Note 9, Self-Insured Risks, to the accompanying consolidated financial statements.
Salaries and benefits as a percent of Net operating revenues decreased in 2013 compared to 2012 due to our increasing revenue, the favorable adjustments to our workers’ compensation accruals discussed above, and the one-time, merit-based, year-end bonus paid in the fourth quarter of 2012 to all eligible nonmanagement employees in lieu of an annual merit increase. The fourth quarter of 2013 included a 2.2% merit increase whereas the fourth quarter of 2012 included an approximate $10 million bonus in lieu of a merit increase resulting in a year-over-year benefit of approximately $5.5 million in Salaries and benefits in 2013. The positive impact of all of the above items were offset by sequestration.
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
As a percent of Net operating revenues, Other operating expenses increased during 2013 compared to 2012 due to the effects of sequestration, the ramping up of operations at three new hospitals, and higher expenses associated with the ongoing implementation of our clinical information system offset by growth in our revenue and a reduction in general and professional liability reserves due to favorable trends in claims and industry-wide loss development trends. As a result of these continued favorable trends, we also lowered the statistical confidence level used to determine our self-insurance reserves in 2013. See Note 9, Self-Insured Risks, to the accompanying consolidated financial statements.
Occupancy costs
Occupancy costs decreased as a percent of Net operating revenues in 2013 compared to 2012 due to our purchases of the real estate previously subject to operating leases at certain of our hospitals in 2013 and 2012.
Supplies
Supplies expense decreased as a percent of Net operating revenues in 2013 compared to 2012 due to our supply chain efforts and continual focus on monitoring and actively managing pharmaceutical costs offset by sequestration.

General and Administrative Expenses
General and administrative expenses decreased as a percent of Net operating revenues in 2013 compared to 2012 due primarily to our increasing revenue.
Depreciation and Amortization
Depreciation and amortization increased during 2013 compared to 2012 due to our increased capital expenditures throughout 2012 and 2013.
Government, Class Action, and Related Settlements
As discussed above, the gain included in Government, class action, and related settlements in 2013 resulted from a noncash reduction in the estimated liability associated with the apportionment obligation to the plaintiffs in the January 2007 comprehensive settlement of the consolidated securities action, the collection of final judgments against former officers, and the recovery of assets from former officers. The gain included in Government, class action, and related settlements in 2012 resulted from the recovery of assets from former officers. See Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
Loss on Early Extinguishment of Debt
As discussed above, the Loss on early extinguishment of debt in 2013 resulted from the redemption of 10% of the outstanding principal amount of our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022 in November 2013. The Loss on early extinguishment of debt in 2012 resulted from the amendment to our credit agreement in August 2012 and the redemption of 10% of the outstanding principal amount of our 7.25% Senior Notes due 2018 and our 7.75% Senior Notes due 2022 in October 2012. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
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

Provision for Income Tax Expense
As discussed above, our effective income tax rate for 2013 was 3.2%, which was less than the federal statutory rate of 35.0% primarily due to: (1) the IRS settlement discussed above, (2) the impact of noncontrolling interests, and (3) a decrease in our valuation allowance offset by (4) state and other income tax expense.
Our effective income tax rate for 2012 was 31.9%. Our Provision for income tax expense in 2012 was less than the federal statutory rate of 35.0% primarily due to: (1) the impact of noncontrolling interests and (2) a decrease in the valuation allowance offset by (3) state and other income tax expense.
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
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2014, 2013, or 2012, and therefore, are not presented as a separate discussion within this Item.

Encompass internally developed, and is now a licensee of, Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports. This software is licensed to Encompass by Homecare Homebase, LP. April Anthony, Chief Executive Officer of Encompass, is an investor and an officer of Homecare Homebase. Going forward, we expect to pay Homecare Homebase for software licenses and maintenance.

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
During the second quarter of 2014, we entered into an amendment to the option agreement that requires us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our consolidated balance sheet and marked to market each period. As of December 31, 2014, the fair value of this option was $9.9 million and is included in Other long-term assets in our consolidated balance sheet. Income from discontinued operations, net of tax for 2014 included a $9.9 million net gain resulting from the initial recording of this option as a derivative and its fair value adjustments during 2014. If the option becomes exercisable, we believe it will have a strike price below the price of the asset being purchased.
Income from discontinued operations, net of tax, in 2012 primarily resulted from gains associated with the sale of the real estate of Dallas Medical Center and an investment we had in a cancer treatment center that was part of our former diagnostic division.
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
Consistent with these objectives, in September 2014, we issued an additional $175 million of our 5.75% Senior Notes due 2024 at a price of 103.625% of the principal amount. In September and December 2014, we amended our existing credit agreement to, among other things:

•	add $450 million of term loan capacity to our existing $600 million revolving credit facility;

•	permit unlimited restricted payments so long as the senior secured leverage ratio remains less than or equal to 1.75x (previously 1.50x);

•	increase the amount of permitted capital expenditures in a given year from $250 million to $300 million; and

•	set the maturity date for both the revolving credit and term loan facilities to September 2019, which represented a 15-month extension for our existing revolving credit facility.
In October 2014, we used the net proceeds from the September offering of senior notes, a $75 million draw under our term loan facility, and cash on hand to redeem the outstanding principal amount of our 7.25% Senior Notes due 2018. Pursuant to the terms of the 7.25% Senior Notes due 2018, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the approximately $271 million in principal. Additionally, in December 2014, we redeemed approximately $25 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of these senior notes, this optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $26 million. As a result of these redemptions, we recorded an approximate $13 million Loss on early extinguishment of debt in the fourth quarter of 2014.
In December 2014, we drew $375 million under our expanded term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass. In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we expect to record an approximate $2 million Loss on early extinguishment of debt in the first quarter of 2015.

We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2019. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Current Liquidity
As of December 31, 2014, we had $66.7 million in Cash and cash equivalents. This amount excludes $45.6 million in Restricted cash and $50.5 million of restricted marketable securities ($45.9 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2014, we had approximately $243 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2014, the maximum leverage ratio requirement per our credit agreement was 4.25x and the minimum interest coverage ratio requirement was 2.75x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2014 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2014, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2019, and our bonds all mature in 2020 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2014.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common and preferred stock and common stock dividends, including the potential growth of the quarterly cash dividend on our common stock, recognizing that these actions may increase our leverage ratio. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.
See Item 1A, Risk Factors, for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2014, 2013, and 2012 (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$444.9	$470.3	$411.5
Net cash used in investing activities	(876.9)	(226.2)	(178.8)
Net cash provided by (used in) financing activities	434.2	(312.4)	(130.0)
Increase (decrease) in cash and cash equivalents	$2.2	$(68.3)	$102.7
2014 Compared to 2013
Operating activities. The decrease in Net cash provided by operating activities from 2013 to 2014 primarily resulted from growth in accounts receivable due to additional claims denials predominantly by one Medicare Administrative Contractor and continued delays at the administrative law judge hearing level. See Item 1, Business, “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation.”

Investing activities. The increase in Net cash used in investing activities during 2014 compared to 2013 primarily resulted from the acquisition of Encompass. The total cash consideration delivered at closing was $695.5 million.
Financing activities. Net cash provided by financing activities in 2014 primarily resulted from draws under the revolving and expanded term loan facilities of our credit agreement to fund the acquisition of Encompass. Excluding the Encompass-related borrowings, Net cash used in financing activities would have decreased in 2014 primarily due to repurchases of our common stock as part of a tender offer in the first quarter of 2013 offset by an increase in common stock cash dividends in 2014.
See Note 2, Business Combinations, Note 8, Long-term Debt, and Note 17, Earnings per Common Share, to the accompanying consolidated financial statements.
2013 Compared to 2012
Operating activities. Net cash provided by operating activities increased from 2012 to 2013 due primarily to increased Net operating revenues and continued disciplined expense management.
Investing activities. The increase in Net cash used in investing activities during 2013 compared to 2012 primarily resulted from increased capital expenditures and the acquisition of Walton Rehabilitation Hospital. The increase in our capital expenditures in 2013 primarily resulted from the purchase of the real estate previously subject to leases associated with four of our hospitals. Net cash used in investing activities during 2013 also included the receipt of $10.8 million related to the sale of the Digital Hospital. See Note 2, Business Combinations, and Note 5, Property and Equipment, to the accompanying consolidated financial statements.
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
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2014 are as follows (in millions):

	Total	2015	2016-2017	2018-2019	2020 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)(b)	$1,719.9	$12.6	$23.4	$177.5	$1,506.4
Revolving credit facility (b)	325.0	—	—	325.0	—
Interest on long-term debt (c)	794.6	93.2	184.5	178.1	338.8
Capital lease obligations (d)	167.0	15.3	29.0	24.3	98.4
Operating lease obligations (e)(f)	249.9	43.8	69.4	49.4	87.3
Purchase obligations (f)(g)	103.3	32.5	34.3	20.6	15.9
Other long-term liabilities (h)(i)	3.8	0.3	0.4	0.4	2.7
Total	$3,363.5	$197.7	$341.0	$775.3	$2,049.5

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(b)
In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount. We used $250 million of the net proceeds from this additional offering of senior notes to repay borrowings under our term loan facilities. The remaining net proceeds were used to repay borrowings under our revolving credit facility. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(c)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2014. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(d)	Amounts include interest portion of future minimum capital lease payments.

(e)
We lease approximately 15% of our hospitals as well as other property and equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the accompanying consolidated financial statements.

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

(h)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers’ compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of December 31, 2014, we had $0.9 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

(i)
The table above does not include Redeemable noncontrolling interests of $84.7 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 11, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2014, we made capital expenditures of approximately $188 million for property and equipment and capitalized software. These expenditures included approximately $17 million for the purchase of the real estate previously subject to a lease associated with our hospital in San Antonio, Texas and approximately $12 million of hospital and technology equipment that was received in 2013 but not paid for until 2014. These expenditures in 2014 are exclusive of approximately $695 million in net cash related to our acquisition activities in 2014, including the acquisition of Encompass, as discussed in Note 2, Business Combinations, to the accompanying consolidated financial statements.
During 2015, we expect to spend approximately $190 million to $240 million for capital expenditures. This estimated range for capital expenditures is exclusive of hospital acquisitions, but it includes an estimated range of $30 million to $40 million for new home health and hospice agencies. Approximately $90 million to $100 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
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

The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes and our convertible perpetual preferred stock. See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 17, Earnings per Common Share, to the accompanying consolidated financial statements.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the accompanying consolidated financial statements. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement — our interest coverage ratio and our leverage ratio — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated
EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young LLP and Richard Scrushy discussed in Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent increasing consolidated Net income.
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

Our Adjusted EBITDA for the years ended December 31, 2014, 2013, and 2012 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2014	2013	2012
Net income	$281.7	$381.4	$235.9
(Income) loss from discontinued operations, net of tax, attributable to HealthSouth	(5.5)	1.1	(4.5)
Provision for income tax expense	110.7	12.7	108.6
Interest expense and amortization of debt discounts and fees	109.2	100.4	94.1
Loss on early extinguishment of debt	13.2	2.4	4.0
Professional fees—accounting, tax, and legal	9.3	9.5	16.1
Government, class action, and related settlements	(1.7)	(23.5)	(3.5)
Net noncash loss on disposal or impairment of assets	6.7	5.9	4.4
Depreciation and amortization	107.7	94.7	82.5
Stock-based compensation expense	23.9	24.8	24.1
Net income attributable to noncontrolling interests	(59.7)	(57.8)	(50.9)
Gain on consolidation of former equity method hospital	(27.2)	—	(4.9)
Encompass transaction costs	9.3	—	—
Adjusted EBITDA	$577.6	$551.6	$505.9
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$444.9	$470.3	$411.5
Provision for doubtful accounts	(31.6)	(26.0)	(27.0)
Professional fees—accounting, tax, and legal	9.3	9.5	16.1
Interest expense and amortization of debt discounts and fees	109.2	100.4	94.1
Equity in net income of nonconsolidated affiliates	10.7	11.2	12.7
Net income attributable to noncontrolling interests in continuing operations	(59.7)	(57.8)	(50.9)
Amortization of debt-related items	(12.7)	(5.0)	(3.7)
Distributions from nonconsolidated affiliates	(12.6)	(11.4)	(11.0)
Current portion of income tax expense	13.3	6.3	5.9
Change in assets and liabilities	90.1	48.9	58.1
Net premium paid on bond transactions	4.3	1.7	1.9
Operating cash used in (provided by) discontinued operations	1.2	1.9	(2.0)
Encompass transaction costs	9.3	—	—
Other	1.9	1.6	0.2
Adjusted EBITDA	$577.6	$551.6	$505.9
Growth in Adjusted EBITDA from 2013 to 2014 was due primarily to continued revenue growth, as well as an approximate $6 million contribution to Adjusted EBITDA from the increase in ownership and consolidation of Fairlawn. The comparison to last year was negatively impacted by approximately $14 million attributable to lower reductions in our self-insurance reserves in 2014 than in 2013, as discussed in the “Results of Operations” section of this Item. Adjusted EBITDA in 2014 also included approximately $8 million for the negative impact of sequestration in the first quarter of 2014 and approximately $4 million in higher net start-up costs, year over year, for new hospitals.

Growth in Adjusted EBITDA from 2012 to 2013 was due primarily to revenue growth and disciplined expense management. Adjusted EBITDA for 2013 benefited from $6.7 million of adjustments to self-insurance reserves resulting from our change in assumptions related to our statistical confidence level, as discussed in Note 9, Self-Insured Risks, to the accompanying consolidated financial statements. Sequestration negatively impacted Adjusted EBITDA by approximately $25 million during 2013.

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

As of December 31, 2014, we do not have any material off-balance sheet arrangements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014, we are not involved in any unconsolidated SPE transactions.
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
See also Note 2, Business Combinations, to the accompanying consolidated financial statements.
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
In addition, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. In connection with CMS approved and announced RAC audits related to IRFs, we received requests in 2013 and 2014 to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient file requests have resulted in payment denial determinations by the RACs. While we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be received. During 2014 and 2013, we reduced our Net operating revenues by approximately $0.4 million and $8 million, respectively, for post-payment claims that are part of this review process.
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
We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values. Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. In addition, reimbursement claims made by health care providers are subject to audit from time to time by governmental payors and their agents.
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billing and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, and we collect approximately 63% of all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 72% success rate. Because we do not write off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process. The resolution of these disputes can take in excess of two years.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. As of December 31, 2014 and 2013, $62.2 million and $22.5 million, or 15.4% and 7.5%, respectively, of our patient accounts receivable represented denials by MACs that were in the pre-payment medical necessity review process. During the years ended December 31, 2014, 2013, and 2012, we wrote off $1.4 million, $2.2 million, and $2.3 million, respectively, of previously denied claims while we collected $7.1 million, $1.7 million, and $4.3 million, respectively, of previously denied claims.

The table below shows a summary of our net accounts receivable balances as of December 31, 2014 and 2013. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.

	As of December 31,
	2014	2013
	(In Millions)
0 - 30 Days	$220.6	$194.1
31 - 60 Days	33.0	21.7
61 - 90 Days	19.1	10.2
91 - 120 Days	4.1	3.4
120 + Days	32.5	20.0
Current patients accounts receivable, net	309.3	249.4
Noncurrent patient accounts receivable, net	51.4	16.6
Other accounts receivable	13.9	12.4
Accounts receivable, net	$374.6	$278.4
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
Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgment to estimate the ultimate cost of reported claims and claims incurred but not reported as of the balance sheet date. Our reserves and provisions for professional liability, general liability, and workers’ compensation risks are based largely upon semi-annual actuarial calculations prepared by third-party actuaries.
Periodically, we review our assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insurance reserves. The following are the key assumptions and other factors that significantly influence our estimate of self-insurance reserves:

•	historical claims experience;

•	trending of loss development factors;

•	trends in the frequency and severity of claims;

•	coverage limits of third-party insurance;

•	demographic information;

•	statistical confidence levels;

•	medical cost inflation;

•	payroll dollars; and

•	hospital patient census.
The time period to resolve claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. In addition, if current and future claims differ from historical trends, our estimated reserves for self-insured claims may be significantly affected. Our self-insurance reserves are not discounted.

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

Net self-insurance reserves as of December 31, 2014:
As reported, with 50% statistical confidence level	108.6
With 70% statistical confidence level	116.0
Over the past few years, we have experienced volatility in our estimates of prior year claim reserves due primarily to favorable trends in claims and industry-wide loss development trends. We believe our efforts to improve patient safety and overall quality of care, as well as our efforts to reduce workplace injuries, have helped contain our ultimate claim costs. See Note 9, Self-Insured Risks, to the accompanying consolidated financial statements for additional information.
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
In the fourth quarter of 2014, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our reporting unit is not at risk for any impairment charges.
As discussed in the “Results of Operations” section of this Item and Note 2, Business Combinations, to the accompanying consolidated financial statements, we will revise our segment reporting in the first quarter of 2015 to report two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. As a result, beginning in 2015, we will also conduct our annual impairment review of goodwill using these two reporting units.
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
During the year ended December 31, 2014, we decreased our valuation allowance by $7.7 million. As of December 31, 2014, we had a remaining valuation allowance of $23.0 million which related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the deferred tax assets before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2014 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2014, our primary variable rate debt outstanding related to $325.0 million in advances under our revolving credit facility and $450.0 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.9 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.8 million over the next 12 months, assuming floating rate indices are floored at 0%.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2014		December 31, 2013
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.25% Senior Notes due 2018
Carrying Value	$—	$—	$272.4	$—
Unamortized debt premium	—	—	(1.0)	—
Principal amount	—	—	271.4	291.4
8.125% Senior Notes due 2020
Carrying Value	287.0	—	286.6	—
Unamortized debt discount	3.0	—	3.4	—
Principal amount	290.0	302.5	290.0	319.4
7.75% Senior Notes due 2022
Carrying Value	227.1	—	252.5	—
Unamortized debt premium	(1.1)	—	(1.4)	—
Principal amount	226.0	240.7	251.1	275.0
5.75% Senior Notes due 2024
Carrying Value	456.2	—	275.0	—
Unamortized debt discount	(6.2)	—	—	—
Principal amount	450.0	471.4	275.0	273.6
2.00% Convertible Senior Subordinated Notes due 2043
Carrying Value	258.0	—	249.5	—
Unamortized debt discount	62.0	—	70.5	—
Principal amount	320.0	358.4	320.0	339.7
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
Management has excluded EHHI Holdings, Inc. and its Encompass Home Health and Hospice business (“Encompass”) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination on December 31, 2014. The total assets of Encompass represent approximately 24% of the related consolidated balance sheet amounts as of December 31, 2014. No revenues for Encompass were included in the consolidated results of operations for the Company for the year ended December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2015 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Code of Ethics,” “Corporate Governance and Board Structure—Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth, as of December 31, 2014, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise		Weighted Average Price(1)	Securities Available for Future Issuance
Plans approved by stockholders	4,185,278	(2)	$20.37	3,602,753	(3)
Plans not approved by stockholders	851,532	(4)	21.76	—
Total	5,036,810			3,602,753

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the Amended and Restated 2008 Equity Incentive Plan approved by our stockholders in May 2011.

(4)
This amount includes (a) 757,673 and 7,029 shares issuable upon exercise of stock options outstanding under the 2005 Equity Incentive Plan and the Key Executive Incentive Program, respectively, and (b) 86,830 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan.

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
Security Ownership of Certain Beneficial Owners and Management
The other information required by Item 12 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2015 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2015 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-70 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ JAY GRINNEY
Jay Grinney
President and Chief Executive Officer

Date:	February 27, 2015

[Signatures continue on the following page]

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

Signature	Capacity	Date

/s/ JAY GRINNEY	President and Chief Executive Officer and Director	February 27, 2015
Jay Grinney

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 27, 2015
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 27, 2015
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 27, 2015
Leo I. Higdon, Jr.

/s/ JOHN W. CHIDSEY	Director	February 27, 2015
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 27, 2015
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 27, 2015
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 27, 2015
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 27, 2015
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 27, 2015
Leslye G. Katz

/s/ JOHN E. MAUPIN, JR.	Director	February 27, 2015
John E. Maupin, Jr.

/s/ L. EDWARD SHAW, JR.	Director	February 27, 2015
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of HealthSouth Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded EHHI Holdings, Inc. (“Encompass”) from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination on December 31, 2014. We have also excluded Encompass from our audit of internal control over financial reporting. Encompass is a subsidiary of HealthSouth Corporation whose total assets represent approximately 24% of the related consolidated financial statement amount as of December 31, 2014.
/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2015

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013	2012
	(In Millions, Except Per Share Data)
Net operating revenues	$2,405.9	$2,273.2	$2,161.9
Less: Provision for doubtful accounts	(31.6)	(26.0)	(27.0)
Net operating revenues less provision for doubtful accounts	2,374.3	2,247.2	2,134.9
Operating expenses:
Salaries and benefits	1,161.7	1,089.7	1,050.2
Other operating expenses	351.6	323.0	303.8
Occupancy costs	41.6	47.0	48.6
Supplies	111.9	105.4	102.4
General and administrative expenses	124.8	119.1	117.9
Depreciation and amortization	107.7	94.7	82.5
Government, class action, and related settlements	(1.7)	(23.5)	(3.5)
Professional fees—accounting, tax, and legal	9.3	9.5	16.1
Total operating expenses	1,906.9	1,764.9	1,718.0
Loss on early extinguishment of debt	13.2	2.4	4.0
Interest expense and amortization of debt discounts and fees	109.2	100.4	94.1
Other income	(31.2)	(4.5)	(8.5)
Equity in net income of nonconsolidated affiliates	(10.7)	(11.2)	(12.7)
Income from continuing operations before income tax expense	386.9	395.2	340.0
Provision for income tax expense	110.7	12.7	108.6
Income from continuing operations	276.2	382.5	231.4
Income (loss) from discontinued operations, net of tax	5.5	(1.1)	4.5
Net income	281.7	381.4	235.9
Less: Net income attributable to noncontrolling interests	(59.7)	(57.8)	(50.9)
Net income attributable to HealthSouth	222.0	323.6	185.0
Less: Convertible perpetual preferred stock dividends	(6.3)	(21.0)	(23.9)
Less: Repurchase of convertible perpetual preferred stock	—	(71.6)	(0.8)
Net income attributable to HealthSouth common shareholders	$215.7	$231.0	$160.3
Weighted average common shares outstanding:
Basic	86.8	88.1	94.6
Diluted	100.7	102.1	108.1
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.40	$2.59	$1.62
Discontinued operations	0.06	(0.01)	0.05
Net income	$2.46	$2.58	$1.67
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.24	$2.59	$1.62
Discontinued operations	0.05	(0.01)	0.05
Net income	$2.29	$2.58	$1.67

Cash dividends per common share	$0.78	$0.36	$—

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$216.5	$324.7	$180.5
Income (loss) from discontinued operations, net of tax	5.5	(1.1)	4.5
Net income attributable to HealthSouth	$222.0	$323.6	$185.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2014	2013	2012
	(In Millions)
COMPREHENSIVE INCOME
Net income	$281.7	$381.4	$235.9
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.2)	(0.7)	1.6
Reclassifications to net income	(0.5)	(0.9)	—
Other comprehensive (loss) income before income taxes	(0.7)	(1.6)	1.6
Provision for income tax benefit related to other comprehensive (loss) income items	0.3	0.1	—
Other comprehensive (loss) income, net of tax:	(0.4)	(1.5)	1.6
Comprehensive income	281.3	379.9	237.5
Comprehensive income attributable to noncontrolling interests	(59.7)	(57.8)	(50.9)
Comprehensive income attributable to HealthSouth	$221.6	$322.1	$186.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2014	2013
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$66.7	$64.5
Restricted cash	45.6	52.4
Accounts receivable, net of allowance for doubtful accounts of $22.2 in 2014; $23.1 in 2013	323.2	261.8
Deferred income tax assets	188.4	139.0
Prepaid expenses and other current assets	62.7	62.7
Total current assets	686.6	580.4
Property and equipment, net	1,019.7	910.5
Goodwill	1,084.0	456.9
Intangible assets, net	306.1	88.2
Deferred income tax assets	129.4	354.3
Other long-term assets	183.0	144.1
Total assets	$3,408.8	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$20.8	$12.3
Accounts payable	53.4	61.9
Accrued payroll	123.3	90.8
Accrued interest payable	21.2	23.8
Other current liabilities	145.6	122.8
Total current liabilities	364.3	311.6
Long-term debt, net of current portion	2,110.8	1,505.2
Self-insured risks	98.7	98.2
Other long-term liabilities	37.6	44.0
	2,611.4	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; 96,245 shares issued in 2014 and 2013; liquidation preference of $1,000 per share	93.2	93.2
Redeemable noncontrolling interests	84.7	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 104,058,832 in 2014; 102,648,302 in 2013	1.0	1.0
Capital in excess of par value	2,810.5	2,849.4
Accumulated deficit	(1,879.1)	(2,101.1)
Accumulated other comprehensive loss	(0.5)	(0.1)
Treasury stock, at cost (16,270,159 shares in 2014 and 14,654,436 shares in 2013)	(458.7)	(404.6)
Total HealthSouth shareholders’ equity	473.2	344.6
Noncontrolling interests	146.3	124.1
Total shareholders’ equity	619.5	468.7
Total liabilities and shareholders’ equity	$3,408.8	$2,534.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2011	95.2	$1.0	$2,874.1	$(2,609.7)	$(0.2)	$(148.8)	$84.6	$201.0
Net income	—	—	—	185.0	—	—	47.1	232.1
Receipt of treasury stock	(0.7)	—	—	—	—	(11.9)	—	(11.9)
Dividends declared on convertible perpetual preferred stock	—	—	(23.9)	—	—	—	—	(23.9)
Stock-based compensation	—	—	24.1	—	—	—	—	24.1
Distributions declared	—	—	—	—	—	—	(45.4)	(45.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	12.4	12.4
Consolidation of St. Vincent Rehabilitation Hospital	—	—	—	—	—	—	13.9	13.9
Other	1.2	—	2.3	—	1.6	(2.6)	(0.1)	1.2
December 31, 2012	95.7	1.0	2,876.6	(2,424.7)	1.4	(163.3)	112.5	403.5
Net income	—	—	—	323.6	—	—	52.0	375.6
Receipt of treasury stock	(0.3)	—	—	—	—	(5.8)	—	(5.8)
Dividends declared on common stock	—	—	(32.0)	—	—	—	—	(32.0)
Dividends declared on convertible perpetual preferred stock	—	—	(21.0)	—	—	—	—	(21.0)
Stock-based compensation	—	—	24.8	—	—	—	—	24.8
Stock options exercised	0.3	—	8.2	—	—	—	—	8.2
Stock warrants exercised	0.5	—	15.3	—	—	—	—	15.3
Distributions declared	—	—	—	—	—	—	(40.4)	(40.4)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Repurchase of preferred stock through convertible exchange	—	—	(71.6)	—	—	—	—	(71.6)
Equity portion of convertible debt	—	—	71.0	—	—	—	—	71.0
Tax impact of equity portion of convertible debt	—	—	(28.0)	—	—	—	—	(28.0)
Other	0.9	—	6.1	—	(1.5)	(1.4)	—	3.2
December 31, 2013	88.0	1.0	2,849.4	(2,101.1)	(0.1)	(404.6)	124.1	468.7
Net income	—	—	—	222.0	—	—	53.1	275.1
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(69.0)	—	—	—	—	(69.0)
Dividends declared on convertible perpetual preferred stock	—	—	(6.3)	—	—	—	—	(6.3)
Stock-based compensation	—	—	23.9	—	—	—	—	23.9
Stock options exercised	0.3	—	7.5	—	—	(0.1)	—	7.4
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(44.9)	(44.9)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	(1.3)	—	(0.4)	(1.2)	—	(2.9)
December 31, 2014	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(In Millions)
Cash flows from operating activities:
Net income	$281.7	$381.4	$235.9
(Income) loss from discontinued operations, net of tax	(5.5)	1.1	(4.5)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	31.6	26.0	27.0
Provision for government, class action, and related settlements	(1.7)	(23.5)	(3.5)
Depreciation and amortization	107.7	94.7	82.5
Amortization of debt-related items	12.7	5.0	3.7
Loss on early extinguishment of debt	13.2	2.4	4.0
Equity in net income of nonconsolidated affiliates	(10.7)	(11.2)	(12.7)
Distributions from nonconsolidated affiliates	12.6	11.4	11.0
Stock-based compensation	23.9	24.8	24.1
Deferred tax expense	97.4	6.4	102.7
Gain on consolidation of Fairlawn	(27.2)	—	—
Other	4.8	4.3	(0.7)
(Increase) decrease in assets—
Accounts receivable	(91.6)	(55.1)	(51.3)
Prepaid expenses and other assets	6.5	(4.8)	0.6
Increase (decrease) in liabilities—
Accounts payable	5.4	6.4	(4.4)
Other liabilities	(10.4)	4.6	(3.0)
Premium received on bond issuance	6.3	—	—
Premium paid on redemption of bonds	(10.6)	(1.7)	(1.9)
Net cash (used in) provided by operating activities of discontinued operations	(1.2)	(1.9)	2.0
Total adjustments	168.7	87.8	180.1
Net cash provided by operating activities	444.9	470.3	411.5
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(694.8)	(28.9)	(3.1)
Purchases of property and equipment	(170.9)	(195.2)	(140.8)
Capitalized software costs	(17.0)	(21.3)	(18.9)
Proceeds from sale of restricted investments	0.3	16.9	0.3
Proceeds from sale of Digital Hospital	—	10.8	—
Purchases of restricted investments	(3.5)	(9.2)	(9.1)
Net change in restricted cash	6.8	(3.1)	(14.0)
Other	2.2	0.5	(0.9)
Net cash provided by investing activities of discontinued operations	—	3.3	7.7
Net cash used in investing activities	(876.9)	(226.2)	(178.8)

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2014	2013	2012
	(In Millions)
Cash flows from financing activities:
Principal borrowings on term loan facilities	450.0	—	—
Proceeds from bond issuance	175.0	—	275.0
Principal payments on debt, including pre-payments	(302.6)	(62.5)	(166.2)
Principal borrowings on notes	—	15.2	—
Borrowings on revolving credit facility	440.0	197.0	135.0
Payments on revolving credit facility	(160.0)	(152.0)	(245.0)
Principal payments under capital lease obligations	(6.1)	(10.1)	(12.1)
Repurchases of common stock, including fees and expenses	(43.1)	(234.1)	—
Repurchases of convertible perpetual preferred stock, including fees	—	(2.8)	(46.0)
Dividends paid on common stock	(65.8)	(15.7)	—
Dividends paid on convertible perpetual preferred stock	(6.3)	(23.0)	(24.6)
Distributions paid to noncontrolling interests of consolidated affiliates	(54.1)	(46.3)	(49.3)
Contributions from consolidated affiliates	—	1.6	10.5
Proceeds from exercising stock warrants	6.3	15.3	—
Other	0.9	5.0	(7.3)
Net cash provided by (used in) financing activities	434.2	(312.4)	(130.0)
Increase (decrease) in cash and cash equivalents	2.2	(68.3)	102.7
Cash and cash equivalents at beginning of year	64.5	132.8	30.1
Cash and cash equivalents at end of year	$66.7	$64.5	$132.8

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(100.6)	$(99.4)	$(88.1)
Income tax refunds	1.3	4.8	2.2
Income tax payments	(17.7)	(12.5)	(11.8)

Supplemental schedule of noncash investing and financing activities:
Convertible debt issued	$—	$320.0	$—
Repurchase of preferred stock	—	(320.0)	—
Equity rollover from Encompass management	64.5	—	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
Organization and Description of Business—
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is the largest owner and operator of inpatient rehabilitation hospitals in the United States in terms of patients treated and discharged, revenues, and number of hospitals. We operate inpatient rehabilitation hospitals and provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, our inpatient hospitals are concentrated in the eastern half of the United States and Texas. As of December 31, 2014, we operated 107 inpatient rehabilitation hospitals (including one hospital that operates as a joint venture which we account for using the equity method of accounting). We are the sole owner of 75 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 32 jointly owned hospitals. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts.
As discussed in Note 2, Business Combinations, on December 31, 2014, we completed the acquisition of EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”). With the acquisition of Encompass, HealthSouth is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 33 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
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
Use of Estimates and Assumptions—
The preparation of our consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions are used for, but not limited to: (1) allowance for contractual revenue adjustments; (2) allowance for doubtful accounts; (3) fair value of acquired assets and assumed liabilities in business combinations; (4) asset impairments, including goodwill; (5) depreciable lives of assets; (6) useful lives of intangible assets; (7) economic lives and fair value of leased assets; (8) income tax valuation allowances; (9) uncertain tax positions; (10) fair value of stock options and restricted stock containing a market condition; (11) fair value of redeemable noncontrolling interests; (12) reserves for self-insured healthcare plans; (13) reserves for professional, workers’ compensation, and comprehensive general insurance liability risks; and (14) contingency and litigation reserves. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, contractual arrangements, and patient admittance practices, as well as the way in which we deliver home health and hospice services.
If we fail to comply with applicable laws and regulations, we could be required to return portions of reimbursements deemed after the fact to have not been appropriate. We could also be subjected to liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals or agencies, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. Reductions in reimbursements, substantial damages, and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operation, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected in some of the markets where we operate if the auditing payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.
As discussed in Note 18, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2014	2013	2012
Medicare	74.1%	74.5%	73.4%
Medicaid	1.8%	1.2%	1.2%
Workers' compensation	1.2%	1.2%	1.5%
Managed care and other discount plans, including Medicare Advantage	18.6%	18.5%	19.3%
Other third-party payors	1.8%	1.8%	1.8%
Patients	1.0%	1.1%	1.3%
Other income	1.5%	1.7%	1.5%
Total	100.0%	100.0%	100.0%
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Pursuant to legislative directives and authorizations from Congress, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. One type of audit contractor, the Recovery Audit Contractors (“RACs”), began post-payment audit processes in late 2009 for providers in general. In connection with CMS approved and announced RAC audits related to IRFs, we received requests in 2014 and 2013 to review certain patient files for discharges occurring from 2010 to 2014. These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific diagnosis code as in previous pre-payment audits. Medical necessity is a subjective assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2014, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”) (see “Accounts Receivable and Allowance for Doubtful Accounts” below). Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of two years. In addition, because we have limited experience with RACs in the context of post-payment reviews of this nature, we cannot provide assurance as to the future success of these disputes. As such, we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. Because these reviews involve post-payment claims, there are no corresponding patient receivables in our consolidated balance sheet. As the ultimate results of these audits impact our estimates of amounts determined to be due to HealthSouth under these reimbursement programs, our provision for claims that are part of this post-payment review process are recorded to Net operating revenues. During 2014 and 2013, we reduced our Net operating revenues by approximately $0.4 million and $8 million, respectively, for post-payment claims that are part of this review process.
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
Marketable Securities—
We record all equity securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive loss, which is a separate component of shareholders’ equity. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method.
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

	As of December 31,
	2014	2013
Medicare	72.2%	67.4%
Medicaid	1.8%	2.0%
Workers' compensation	1.9%	2.6%
Managed care and other discount plans, including Medicare Advantage	18.5%	22.4%
Other third-party payors	3.8%	4.0%
Patients	1.8%	1.6%
Total	100.0%	100.0%
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 63% of all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 72% success rate. The resolution of these disputes can take in excess of two years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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
Property and Equipment—
We report land, buildings, improvements, vehicles, and equipment at cost, net of accumulated depreciation and amortization and any asset impairments. We report assets under capital lease obligations at the lower of fair value or the present value of the aggregate future minimum lease payments at the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Useful lives are generally as follows:

Years
Buildings	10 to 30
Leasehold improvements	2 to 15
Vehicles	5
Furniture, fixtures, and equipment	3 to 10
Assets under capital lease obligations:
Real estate	15 to 20
Vehicles	3 to 4
Equipment	3 to 5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
We account for operating leases by recognizing rents, including any rent holidays, on a straight-line basis over the term of the lease.
Goodwill and Other Intangible Assets—
We are required to test our goodwill and indefinite-lived intangible asset (starting in 2015 as a result of the acquisition of Encompass) for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. Absent any impairment indicators, we perform this impairment testing as of October 1st of each year. We recognize an impairment charge for any amount by which the carrying amount of the asset exceeds its implied fair value. We present an impairment charge as a separate line item within income from continuing operations in the consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations.
We assess qualitative factors in our single reporting unit (two reporting units starting in 2015 as a result of the acquisition of Encompass) to determine whether it is necessary to perform the first step of the two-step quantitative impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our reporting unit using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of our reporting unit’s discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting unit to our market capitalization. When we dispose of a hospital, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Starting in 2015 as a result of the acquisition of Encompass, we will also assess qualitative factors related to our indefinite-lived intangible asset to determine whether it is necessary to perform the first step of the two-step quantitative impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our indefinite-lived intangible asset using generally accepted valuation techniques including the relief-from-royalty method. This method is a form of the income approach in which value is equated to a series of cash flows and discounted at a risk-adjusted rate. It is based on a hypothetical royalty, calculated as a percentage of forecasted revenue, that we would otherwise be willing to pay to use the asset, assuming it were not already owned. This approach includes assumptions related to pricing and volume, as well as a royalty rate a hypothetical third party would be willing to pay for use of the asset. When making our royalty rate assumption, we look to rates paid in arms-length licensing transactions for assets comparable to our asset.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2014, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The range of estimated useful lives and the amortization basis for our intangible assets, excluding goodwill, are generally as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	10 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	2 to 18 years using straight-line basis
Trade names:
Encompass	indefinite-lived asset
All other	10 to 20 years using straight-line basis
Internal-use software	3 to 7 years using straight-line basis
Market access assets	20 years using accelerated basis
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
The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:

•	Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;

•	Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and

•	Income approach – Techniques to convert future cash flows to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).
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
Redeemable Noncontrolling Interests—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Likewise, and as discussed in Note 2, Business Combinations, certain members of Encompass management hold similar put rights regarding their interests in our home health and hospice business. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets. At the end of each reporting period, we compare the carrying value of the Redeemable noncontrolling interests to their estimated redemption value. If the estimated redemption value is greater than the current carrying value, the carrying value is adjusted to the estimated redemption value, with the adjustments recorded through equity in the line item Capital in excess of par value.
The fair value of our Redeemable noncontrolling interests in our joint venture hospitals is determined primarily using the income approach. The income approach includes the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable hospitals, or Level 3 inputs. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.

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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $5.3 million, $5.2 million, and $5.0 million in each of the years ended December 31, 2014, 2013, and 2012, respectively.
Professional Fees—Accounting, Tax, and Legal—
In 2014, 2013, and 2012, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 18, Contingencies and Other Commitments. These expenses in 2012 also included legal and consulting fees for the pursuit of our remaining income tax benefits, as discussed in Note 16, Income Taxes.
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
Assets and Liabilities in and Results of Discontinued Operations—
Components of an entity that have been disposed of or are classified as held for sale and have operations and cash flows that can be clearly distinguished from the rest of the entity are reported as discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, we reclassify the results of operations for current and prior periods into a single caption titled Income (loss) from discontinued operations, net of tax. In addition, we classify the assets and liabilities of those components as current and noncurrent assets and liabilities within Prepaid expenses and other current assets, Other long-term assets, Other current liabilities, and Other long-term liabilities in our consolidated balance sheets. We also classify cash flows related to discontinued operations as one line item within each category of cash flows in our consolidated statements of cash flows.
Earnings per Common Share—
The calculation of earnings per common share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares, including warrants, that were outstanding during the respective periods, unless their impact would be antidilutive. The calculation of earnings per common share also considers the effect of participating securities. Stock-based compensation awards that contain nonforfeitable rights to dividends and dividend equivalents, such as our nonvested restricted stock awards granted before 2014 and restricted stock units, are considered participating securities and are included in the computation of earnings per common share pursuant to the two-class method. In applying the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period.
We use the if-converted method to include our Convertible perpetual preferred stock and convertible senior subordinated notes in our computation of diluted earnings per share. All other potential dilutive shares, including warrants, are included in our weighted-average diluted share count using the treasury stock method.
Treasury Stock—
Shares of common stock repurchased by us are recorded at cost as treasury stock. When shares are reissued, we use an average cost method to determine cost. The difference between the cost of the shares and the re-issuance price is added to or deducted from Capital in excess of par value. We account for the retirement of treasury stock as a reduction of retained earnings. However, due to our Accumulated deficit, the retirement of treasury stock is currently recorded as a reduction of Capital in excess of par value.
Comprehensive Income—
Comprehensive income is comprised of Net income and changes in unrealized gains or losses on available-for-sale securities and is included in the consolidated statements of comprehensive income.
Recent Accounting Pronouncements—
In April 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard that changes the criteria for determining which disposals should be presented as discontinued operations and modifies related disclosure requirements. Under the previous standard, any component that had been disposed of or was classified as held for sale would have qualified for discontinued operations reporting unless there was significant continuing involvement with the disposed component or continuing cash flows. In contrast, the new standard requires the disposal of the component, or group of components, represent a strategic shift that has, or will have, a major effect on the entity’s operations and financial results in order to qualify as a discontinued operation. As a result, the sale or disposal of a single HealthSouth facility will no longer qualify as a discontinued operation. The new guidance is effective for disposal transactions or new components classified as held for sale beginning January 1, 2015.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

In May 2014, the FASB updated its revenue recognition standard to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, the updated standard revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. This revised standard will be effective for HealthSouth for the annual reporting period beginning on January 1, 2017, including interim periods within that year. Early adoption is not permitted. We continue to review the requirements of this revised standard and any potential impact it may have on our financial position, results of operations, or cash flows. It will require us to reclassify our Provision for doubtful accounts from a component of Net operating revenues to operating expenses.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Business Combinations:
Encompass Acquisition
On December 31, 2014, we completed the acquisition of EHHI and its Encompass Home Health and Hospice business. Encompass provides home health and hospice services out of 135 locations across 12 states. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers, who are members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass, contributed a portion of their shares of common stock of EHHI, valued at approximately $64.5 million, in exchange for shares of common stock of Holdings. As a result of that contribution, they hold approximately 16.7% of the outstanding common stock of Holdings, while HealthSouth owns the remainder. In addition, Ms. Anthony and certain other employees of Encompass entered into amended and restated employment agreements, each agreement having an initial term of three years. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. See Note 8, Long-term Debt.
This acquisition was made to enhance our position and expand our ability to provide post-acute healthcare services to patients. We expect approximately 23% of the goodwill resulting from this transaction to be deductible for federal income tax purposes. The goodwill reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
We accounted for this transaction under the acquisition method of accounting. Because the acquisition took place on December 31, 2014, our consolidated results of operations do not include any results of operations from Encompass. Assets acquired, liabilities assumed, and redeemable noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for amortizable intangible assets; an income approach utilizing the relief-from-royalty method for the indefinite-lived intangible asset; and an estimated realizable value approach using historical trends and other relevant information for accounts receivable and certain accrued liabilities. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes, adjustments to working capital, and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$20.9
Accounts receivable, net	37.6
Prepaid expenses and other current assets	8.6
Property and equipment, net	9.6
Identifiable intangible assets:
Noncompete agreements (useful life of 2 to 5 years)	5.6
Trade name (indefinite life)	135.2
Licenses (useful life of 10 years)	58.2
Internal-use software (useful life of 3 years)	3.2
Goodwill	592.5
Other long-term assets	2.1
Total assets acquired	873.5
Current portion of long-term debt	2.0
Accounts payable	0.9
Accrued payroll	25.8
Other current liabilities	18.5
Long-term debt, net of current portion	2.0
Deferred tax liabilities	64.3
Total liabilities assumed	113.5
Redeemable noncontrolling interests	64.5
Net assets acquired	$695.5
Because the noncontrolling interests included in this acquisition include redemption features that are not solely within our control, they are included in Redeemable noncontrolling interests in our consolidated balance sheet as of December 31, 2014. Beginning in the first quarter of 2015, the fair value of the Redeemable noncontrolling interests related to Encompass will be determined using the product of a twelve-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies. See Note 11, Redeemable Noncontrolling Interests.
In conjunction with this acquisition, we granted stock appreciation rights (“SARs”) based on Holdings’ common stock to certain members of Encompass management at closing on December 31, 2014. We granted 122,976 SARs that vest based on continued employment and an additional 129,124 SARs that vest based on continued employment and the extent of Encompass’ attainment of a target 2017 specified performance measure. In general terms, half of the SARs of each type will vest on December 31, 2018 with the remainder vesting on December 31, 2019. The SARs that ultimately vest will expire on the tenth anniversary of the grant date or within a specified period following any earlier termination of employment. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the agreed upon per share fair value on the acquisition date. The fair value of Holdings’ common stock is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Information regarding the net cash paid for the acquisition of Encompass is as follows (in millions):

Fair value of assets acquired, net of $20.9 million of cash acquired	$260.1
Goodwill	592.5
Fair value of liabilities assumed	(113.5)
Redeemable noncontrolling interests	(64.5)
Net cash paid for acquisition	$674.6
As a result of the acquisition of Encompass, in the first quarter of 2015, management changed the way it manages and operates the consolidated reporting entity and modified the reports used by its chief operating decision maker to assess performance and allocate resources. These changes will require us to revise our segment reporting from our historic presentation of only one reportable segment. Beginning in the first quarter of 2015, we will manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice.
Other Acquisitions
In June 2014, using cash on hand, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $34.0 million, and we recorded a $27.2 million gain as part of Other income during 2014. The Fairlawn transaction was made to increase our ownership in a profitable hospital and continue to grow our core business by consolidating its operations. None of the goodwill resulting from this transaction is deductible for federal income tax purposes. See also Note 16, Income Taxes.
In November 2014, we acquired 50.1% of the James H. & Cecile C. Quillen Rehabilitation Hospital (“Quillen”), a 26-bed inpatient rehabilitation hospital in Johnson City, Tennessee, through a joint venture with Mountain States Health Alliance. The joint venture, which was funded using cash on hand, was not material to our financial position, results of operations, or cash flows. The Quillen transaction was made to enhance our position and ability to provide inpatient rehabilitative services to patients in Johnson City and its surrounding areas. As a result of this transaction, Goodwill increased by $0.6 million, none of which is deductible for federal income tax purposes. The noncontrolling interest associated with this agreement includes redemption features that are not solely within our control and, therefore, is considered Redeemable noncontrolling interests. See Note 11, Redeemable Noncontrolling Interests.
In April 2013, we closed the transaction to acquire Walton Rehabilitation Hospital, a 58-bed inpatient rehabilitation hospital in Augusta, Georgia. This acquisition was made to enhance our position and ability to provide inpatient rehabilitative services to patients in Augusta, Georgia and its surrounding areas. The acquisition, which was funded using availability under our revolving credit facility, was not material to our financial position, results of operations, or cash flows. As a result of this transaction, Goodwill increased by $13.7 million, all of which is deductible for federal income tax purposes.
In April 2012, we acquired 12 inpatient rehabilitation beds in Andalusia, Alabama from a subsidiary of LifePoint Hospitals in order to add beds at our existing hospital in Dothan, Alabama. In July 2012, we acquired the 34-bed inpatient rehabilitation unit of CHRISTUS Santa Rosa Hospital - Medical Center. The operations of this unit have been relocated to and consolidated with our existing hospital in San Antonio, Texas. Both transactions were made to enhance our position and ability to provide inpatient rehabilitative services to patients in the respective areas. These transactions, either individually or in the aggregate, were not material to our financial position, results of operations, or cash flows. Goodwill did not increase as a result of these transactions. Both acquisitions were funded with available cash.
We accounted for all of these transactions under the acquisition method of accounting and reported the results of operations of the acquired or newly consolidated hospitals from their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired or consolidated hospitals’ historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets.
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the Fairlawn and Quillen transactions completed in 2014 were as follows (in millions):

Total current assets	$12.1
Property and equipment, net	36.9
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.4
Trade names (useful lives of 20 years)	2.9
Certificates of need (useful lives of 20 years)	10.8
Licenses (useful lives of 20 years)	2.1
Goodwill	34.6
Total assets acquired	99.8
Total current liabilities assumed	(7.8)
Total long-term liabilities assumed	(13.4)
Net assets acquired	$78.6
Information regarding the net cash paid for all other acquisitions during each period presented is as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Fair value of assets acquired, net of $5.1 million of cash acquired in 2014	$60.1	$15.6	$3.1
Goodwill	34.6	13.7	—
Fair value of liabilities assumed	(21.2)	(0.4)	—
Fair value of noncontrolling interest owned by joint venture partner	(18.3)	—	—
Fair value of equity interest prior to acquisition	(35.0)	—	—
Net cash paid for acquisitions	$20.2	$28.9	$3.1
See also Note 7, Investments in and Advances to Nonconsolidated Affiliates.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2013 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to December 31, 2014*	$27.2	$4.0
Combined entity: Supplemental pro forma from 1/01/2014-12/31/2014 (unaudited)	2,799.8	237.5
Combined entity: Supplemental pro forma from 1/01/2013-12/31/2013 (unaudited)	2,627.6	311.3

*	Encompass - Actual amounts are zero due to the acquisition of Encompass on December 31, 2014.
Fairlawn - includes operating results from June 1, 2014 through December 31, 2014
Quillen - includes operating results from November 1, 2014 through December 31, 2014
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2013 reporting period. For the Encompass acquisition, the unaudited pro forma information above includes adjustments for: (1) acquisition costs; (2) amortization of incremental identifiable intangible assets; (3) management fees paid to Encompass’ former equity holders; (4) interest on debt incurred to fund the acquisition (see Note 8, Long-term Debt); (5) income taxes using a rate of 40%; and (6) noncontrolling interests.

3.	Cash and Marketable Securities:
The components of our investments as of December 31, 2014 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$66.7	$45.6	$—	$112.3
Equity securities	—	—	50.5	50.5
Total	$66.7	$45.6	$50.5	$162.8
The components of our investments as of December 31, 2013 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$64.5	$52.4	$—	$116.9
Equity securities	—	—	47.6	47.6
Total	$64.5	$52.4	$47.6	$164.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Restricted Cash—
As of December 31, 2014 and 2013, Restricted cash consisted of the following (in millions):

	As of December 31,
	2014	2013
Affiliate cash	$13.1	$13.6
Self-insured captive funds	32.4	37.8
Paid-loss deposit funds	0.1	1.0
Total restricted cash	$45.6	$52.4
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
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2014 and 2013, all restricted cash was current.
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures HealthSouth’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2014 and 2013, $45.9 million and $42.9 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.
A summary of our restricted marketable securities as of December 31, 2014 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$51.3	$0.5	$(1.3)	$50.5
A summary of our restricted marketable securities as of December 31, 2013 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$47.9	$0.2	$(0.5)	$47.6
Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2014, 2013, and 2012, we did not record any impairment charges related to our restricted marketable securities.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Proceeds from sales of restricted available-for-sale securities	$—	$16.6	$—
Proceeds from sales of nonrestricted available-for-sale securities	$2.7	$—	$—
Gross realized gains	$0.5	$1.0	$—
Gross realized losses	$(0.1)	$(0.1)	$—
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

4.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2014	2013
Current:
Patient accounts receivable, net of allowance for doubtful accounts of $22.2 million in 2014; $23.1 million in 2013	$309.3	$249.4
Other accounts receivable	13.9	12.4
	323.2	261.8
Noncurrent patient accounts receivable, net of allowance for doubtful accounts of $20.8 million in 2014; $10.0 million in 2013	51.4	16.6
Accounts receivable, net	$374.6	$278.4
Because the resolution of claims that are part of Medicare audit programs can take in excess of two years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent. Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheet.
At December 31, 2014 and 2013, our allowance for doubtful accounts represented approximately 10.7% and 11.1%, respectively, of the total patient due accounts receivable balance.
The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2014	$33.1	$31.6	$(21.7)	$43.0
2013	$28.7	$26.0	$(21.6)	$33.1
2012	$21.4	$27.0	$(19.7)	$28.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

5.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2014	2013
Land	$108.1	$96.0
Buildings	1,214.4	1,085.2
Leasehold improvements	79.1	65.0
Vehicles	9.3	4.8
Furniture, fixtures, and equipment	364.2	339.6
	1,775.1	1,590.6
Less: Accumulated depreciation and amortization	(784.0)	(712.6)
	991.1	878.0
Construction in progress	28.6	32.5
Property and equipment, net	$1,019.7	$910.5
As of December 31, 2014, approximately 75% of our consolidated Property and equipment, net held by HealthSouth Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 8, Long-term Debt, and Note 20, Condensed Consolidating Financial Information.
Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2014	2013
Fully depreciated assets	$240.9	$225.0
Assets under capital lease obligations:
Buildings	$124.4	$124.4
Vehicles	5.2	—
Equipment	0.2	0.2
	129.8	124.6
Less: Accumulated amortization	(55.2)	(47.6)
Assets under capital lease obligations, net	$74.6	$77.0

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Depreciation expense	$79.9	$67.9	$59.0
Amortization expense	$7.5	$9.5	$10.1
Interest capitalized	$1.5	$1.9	$1.0
Rent expense:
Minimum rent payments	$37.3	$40.3	$41.2
Contingent and other rents	18.2	20.3	20.6
Other	3.9	4.2	4.5
Total rent expense	$59.4	$64.8	$66.3
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
Some facilities are subleased to other parties. Rental income from subleases approximated $5.1 million, $4.9 million, and $4.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $6.0 million as of December 31, 2014.
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

	As of December 31,
	2014	2013
Straight-line rental accrual	$14.6	$17.3
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

Future minimum lease payments at December 31, 2014, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2015	$43.8	$15.3	$59.1
2016	37.6	15.0	52.6
2017	31.8	14.0	45.8
2018	27.0	13.6	40.6
2019	22.4	10.7	33.1
2020 and thereafter	87.3	98.4	185.7
	$249.9	167.0	$416.9
Less: Interest portion		(80.3)
Obligations under capital leases		$86.7
In addition to the above, and as discussed in Note 8, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next five years and $11.0 million thereafter.

6.	Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2014, 2013, and 2012 (in millions):

Amount
Goodwill as of December 31, 2011	$421.7
Consolidation of joint venture formerly accounted for under the equity method of accounting	15.6
Goodwill as of December 31, 2012	437.3
Acquisition	13.7
Conversion of 100% owned hospital into a joint venture	6.2
Divestiture of skilled nursing facility beds	(0.3)
Goodwill as of December 31, 2013	456.9
Acquisitions	593.1
Consolidation of joint venture formerly accounted for under the equity method of accounting	34.0
Goodwill as of December 31, 2014	$1,084.0
Goodwill increased in 2012 as a result of our consolidation of St. Vincent Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. Goodwill increased in 2013 as a result of our acquisition of Walton Rehabilitation Hospital and conversion of our 100% owned hospital in Jonesboro, Arkansas into a joint venture with St. Bernards Healthcare offset by the divestiture of 41 skilled nursing facility beds. Goodwill increased in 2014 as a result of our consolidation of Fairlawn and the remeasurement of our previously held equity interest at fair value and our acquisitions of Encompass and Quillen. See Note 2, Business Combinations, Note 7, Investments in and Advances to Nonconsolidated Affiliates, and Note 11, Redeemable Noncontrolling Interests.
We performed impairment reviews as of October 1, 2014, 2013, and 2012 and concluded no Goodwill impairment existed. As of December 31, 2014, we had no accumulated impairment losses related to Goodwill.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2014	$27.9	$(4.0)	$23.9
2013	14.7	(3.0)	11.7
Licenses:
2014	$110.8	$(46.3)	$64.5
2013	50.5	(44.9)	5.6
Noncompete agreements:
2014	$46.2	$(29.4)	$16.8
2013	40.2	(24.8)	15.4
Trade name - Encompass:
2014	$135.2	$—	$135.2
2013	—	—	—
Trade names - all other:
2014	$19.9	$(10.1)	$9.8
2013	17.0	(9.3)	7.7
Internal-use software:
2014	$125.3	$(74.5)	$50.8
2013	105.3	(63.5)	41.8
Market access assets:
2014	$13.2	$(8.1)	$5.1
2013	13.2	(7.2)	6.0
Total intangible assets:
2014	$478.5	$(172.4)	$306.1
2013	240.9	(152.7)	88.2
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Amortization expense	$20.3	$17.3	$13.4
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2015	$28.5
2016	25.0
2017	20.7
2018	16.8
2019	15.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

7.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2014 represents our investment in nine partially owned subsidiaries, of which eight are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2014	2013
Equity method investments:
Capital contributions	$0.8	$2.9
Cumulative share of income	77.3	104.8
Cumulative share of distributions	(69.9)	(88.8)
	8.2	18.9
Cost method investments:
Capital contributions, net of distributions and impairments	1.2	1.4
Total investments in and advances to nonconsolidated affiliates	$9.4	$20.3
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2014	2013
Assets—
Current	$9.6	$16.6
Noncurrent	13.1	36.2
Total assets	$22.7	$52.8
Liabilities and equity—
Current liabilities	$0.7	$2.4
Noncurrent liabilities	0.1	0.7
Partners’ capital and shareholders’ equity—
HealthSouth	8.2	18.9
Outside partners	13.7	30.8
Total liabilities and equity	$22.7	$52.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Net operating revenues	$50.2	$74.3	$83.3
Operating expenses	(25.9)	(43.6)	(48.1)
Income from continuing operations, net of tax	30.9	24.6	28.3
Net income	30.9	24.6	28.3
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
See also Note 2, Business Combinations.

8.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2014	2013
Credit Agreement—
Advances under revolving credit facility	$325.0	$45.0
Term loan facilities	450.0	—
Bonds payable—
7.25% Senior Notes due 2018	—	272.4
8.125% Senior Notes due 2020	287.0	286.6
7.75% Senior Notes due 2022	227.1	252.5
5.75% Senior Notes due 2024	456.2	275.0
2.00% Convertible Senior Subordinated Notes due 2043	258.0	249.5
Other notes payable	41.6	47.6
Capital lease obligations	86.7	88.9
	2,131.6	1,517.5
Less: Current portion	(20.8)	(12.3)
Long-term debt, net of current portion	$2,110.8	$1,505.2

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2015	$20.8	$20.8
2016	20.4	20.4
2017	18.6	18.6
2018	18.6	18.6
2019	496.7	496.7
Thereafter	1,614.1	1,556.5
Total	$2,189.2	$2,131.6
During 2014, we:

•
issued, in September 2014, an additional $175 million of our 5.75% Senior Notes due 2024 at a price of 103.625% of the principal amount, which resulted in approximately $182 million in net proceeds from the public offering;

•
amended, in September and December 2014, our existing credit agreement to, among other things, add $450 million of term loan facility capacity, permit unlimited restricted payments (as defined in the credit agreement) so long as the senior secured leverage ratio remains less than or equal to 1.75x, and extend the revolver maturity from June 2018 to September 2019;

•
redeemed, in October 2014, the outstanding principal amount of our 7.25% Senior Notes due 2018 using the net proceeds from the September offering of our 5.75% Senior Notes due 2024, a $75 million draw under our term loan facilities, and cash on hand. Pursuant to the terms of the 7.25% Senior Notes due 2018, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the approximate $271 million in principal; and

•
redeemed, in December 2014, approximately $25 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of these notes, this optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $26 million. We used cash on hand for this redemption.

As a result of the above redemptions, we recorded a $13.2 million Loss on early extinguishment of debt in 2014.
Additionally, in December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass. See Note 2, Business Combinations. In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we expect to record an approximate $2 million Loss on early extinguishment of debt in the first quarter of 2015.
In November 2013, we redeemed approximately $30 million and approximately $28 million of the outstanding principal amount of our existing 7.25% Senior Notes due 2018 and our existing 7.75% Senior Notes due 2022, respectively. Pursuant to the terms of these senior notes, this optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $60 million to retire the approximate $58 million in principal. We used a combination of cash on hand and availability under our revolving credit facility for this redemption. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in 2013. Additionally, in November 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding 6.50% Series A Convertible Perpetual Preferred Stock. See Note 10, Convertible Perpetual Preferred Stock.

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
Senior Secured Credit Agreement—
2014 Credit Agreement
In September and December 2014, we amended our existing credit agreement, previously amended on June 11, 2013 (the “Credit Agreement”). The Credit Agreement provides for $450 million of term loan capacity and a $600 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in September 2019. Amounts drawn under the term loan facilities are payable in equal consecutive quarterly installments, commencing on March 31, 2015, of 1.25% of the aggregate principal amount of the term loans outstanding as of March 31, 2015, with the remainder due at maturity. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facilities.
Amounts drawn on the term loan facilities and the revolving credit facility bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays’ Bank PLC’s (“Barclays”) prime rate and (b) the federal funds rate plus 0.5%, in each case, plus an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.375% per annum on the daily amount of the unutilized commitments under the term loan facilities and revolving credit facility. The initial interest rate on borrowings under the Credit Agreement is LIBOR plus 1.75%.
The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that change over time. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the Credit Agreement and (2) our senior secured leverage ratio, as defined in the Credit Agreement, does not exceed 1.75x. In the event the senior secured leverage ratio exceeds 1.75x, these payments are subject to a limit of $200 million plus an amount equal to a portion of excess cash flows each fiscal year. Our obligations under the Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors.
As of December 31, 2014, $325 million were drawn under the revolving credit facility with an interest rate of 2.0%. Amounts drawn as of December 31, 2014 exclude $31.8 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
In contrast to the revolving credit facility, capacity under the term loan facilities do not replenish upon repayment of amounts drawn. Because the entire $450 million of term loan capacity was drawn as of December 31, 2014, the term loan facilities no longer constitute an additional source of liquidity for us.
The Credit Agreement provides that, subject to the satisfaction of certain conditions, we have the right to increase the amount of the Credit Agreement prior to its maturity by incurring incremental term loans or by increasing the revolving credit facility, or both, in an aggregate amount not to exceed $300 million. We utilized this feature of the Credit Agreement to increase our term loan facilities in December 2014 to fund the acquisition of Encompass. With the January 2015 repayment of $250 million of borrowings under our term loan facilities, as discussed above, this feature of the Credit Agreement is currently limited to $250 million.
2013 Credit Agreement
On June 11, 2013, we amended our existing credit agreement, dated August 10, 2012 (the “ 2013 Credit Agreement”). The 2013 Credit Agreement provided for a $600 million revolving credit facility with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which would have matured in June 2018.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The 2013 Credit Agreement contained the same affirmative and negative covenants and default and acceleration provisions as the Credit Agreement except we were restricted from paying common stock dividends, prepaying certain senior notes, and repurchasing preferred and common equity unless our senior secured leverage ratio, as defined in the 2013 Credit Agreement, did not exceed 1.5x. Our obligations under the 2013 Credit Agreement were secured by substantially all of the real and personal property of us and our subsidiary guarantors, including mortgages with respect to certain of our material real property that we owned as of the date of the 2013 Credit Agreement. All other material terms were the same as the Credit Agreement discussed above.
As of December 31, 2013, $45.0 million were drawn under the revolving credit facility with an interest rate of 1.9%. Amounts drawn as of December 31, 2013 excluded $36.5 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
2012 Credit Agreement
On August 10, 2012, we amended and restated our existing credit agreement, dated May 10, 2011 (the “2012 Credit Agreement”). The 2012 Credit Agreement provided for a $600 million revolving credit facility with a $260 million letter of credit subfacility and a swingline loan subfacility all of which would have matured in August 2017. All other material terms were the same as the 2013 Credit Agreement discussed above. Our obligations under the 2012 Credit Agreement also were secured and guaranteed by us and our subsidiaries.
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

On March 7, 2011, we completed a public offering of $120 million aggregate principal amount of senior notes, which included an additional $60 million of the 2018 Notes at 103.25% of the principal amount and an additional $60 million of the 2022 Notes at 103.50% of the principal amount. Net proceeds from this offering were approximately $122 million. We used approximately $45 million of the net proceeds to repay a portion of the amounts outstanding under our revolving credit facility. In June 2011, the remainder of the net proceeds were used to redeem a portion of our former senior notes due 2016 outstanding at that time.
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
On October 1, 2014, we redeemed the remaining $271.4 million outstanding principal amount of our 2018 Notes. Pursuant to the terms of the 2018 Notes, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the $271.4 million in principal. We used the net proceeds from the $175 million September offering of our existing 2024 Notes discussed below, a $75 million draw under our term loan facilities, and cash on hand for this redemption. The 2018 Notes would have matured on October 1, 2018. Inclusive of financing costs, the effective interest rate on the 2018 Notes was 7.5%. Interest was payable semiannually in arrears on April 1 and October 1 of each year.
On December 1, 2014, we redeemed $25.1 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $26 million to retire the $25.1 million in principal. We used cash on hand for this redemption.
2022 Notes
The 2022 Notes mature on September 15, 2022 and bear interest at a per annum rate of 7.75%. Inclusive of financing costs, the effective interest rate on the 2022 Notes is 7.9%. Interest is payable semiannually in arrears on March 15 and September 15 of each year.
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
On September 18, 2014, we issued an additional $175 million of the 2024 Notes at a price of 103.625% of the principal amount, which resulted in approximately $182 million in net proceeds from the public offering. We used the net proceeds to redeem the 2018 Notes, as discussed above.
On January 29, 2015, we issued an additional $400 million of the 2024 Notes at a price of 102% of the principal amount, which resulted in approximately $406 million in net proceeds from the public offering. We used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility.
The 2024 Notes mature on November 1, 2024 and bear interest at a per annum rate of 5.75%. Inclusive of financing costs, the effective interest rate on the 2024 Notes is 5.8%. Interest is payable semiannually in arrears on May 1 and November 1 of each year.
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
The Convertible Notes bear regular interest at a rate of 2.0% per year payable semiannually in arrears in cash on June 1 and December 1 of each year. Beginning with the six-month period starting December 1, 2018, contingent interest is payable, in addition to regular interest, if the trading price of the Convertible Notes for each of the five trading days ending two trading days prior to any six-month contingent interest period is equal to or greater than $1,200. The amount of contingent interest payable per $1,000 principal amount of the Convertible Notes in respect of any contingent interest period is equal to 0.25% of the average trading price of the Convertible Notes during the specified measurement period. Due to discounts and financing costs, the effective interest rate on the Convertible Notes is 6.0%.
The Convertible Notes mature on December 1, 2043, unless earlier redeemed, repurchased, or converted. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to the close of business on the business day immediately preceding December 1, 2043 into shares of our common stock at an initial conversion rate of 25.2194 shares per $1,000 principal amount of the Convertible Notes, subject to customary antidilution adjustments. This conversion rate equates to an initial conversion price of $39.652 per share. We may elect to settle any conversion, in whole or in part, by delivering cash in lieu of shares. Upon the occurrence of certain change of control events and a redemption prior to December 2018, in either case, in connection with elections by holders to convert their Convertible Notes, we will pay a make-whole premium on any Convertible Notes converted by increasing the conversion rate on such Convertible Notes.
The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the Convertible Notes, except in instances when such adjustments are deemed de minimis. The current conversion price of the Convertible Notes is $38.82, and the current conversion rate is 25.7582 for each $1,000 principal amount of the Convertible Notes.
Prior to December 1, 2018, we may redeem all or any part of the Convertible Notes if the volume weighted average price per share of our common stock is at least 120% of the conversion price of the Convertible Notes for at least 20 trading days during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of Convertible Notes to be redeemed, plus accrued and unpaid interest, provided that, as described above, the holders may elect to convert their Convertible Notes in lieu of the redemption and receive any make-whole premium due. On or after December 1, 2018, we may, at our option, redeem all or any part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest.
Upon the occurrence of a fundamental change (as defined in the Convertible Notes Indenture), each holder of the Convertible Notes may require us to repurchase for cash all or any portion of such holders’ Convertible Notes at a price equal to 100% of the principal amount of the repurchased Convertible Notes, plus accrued and unpaid interest thereon to, but excluding, the repurchase date and, if the fundamental change also constitutes a nonstock change of control (as defined in the Convertible Notes Indenture), the amount of any make-whole premium due. Holders may, at their option, also require us to repurchase all or any portion of such holders’ Convertible Notes on December 1 of 2020, 2027, 2034, and 2041 at a price equal to 100% of the principal amount of the repurchased Convertible Notes, plus accrued and unpaid interest thereon to, but excluding, the repurchase date.
The Convertible Notes Indenture contains customary events of default, which includes, among other things, a default in the obligation of the Company to convert the Convertible Notes that continues for five business days.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

See also Note 10, Convertible Perpetual Preferred Stock.
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2014	2013	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	8.1% to 11.2%
Acquisition of an inpatient rehabilitation unit	2.9	4.3	7.8%
Construction of a new hospital	10.4	13.5	LIBOR + 2.5%; 2.7% as of December 31, 2014
Other	0.3	1.8	5.7% to 6.8%
Other notes payable	$41.6	$47.6
Capital Lease Obligations—
We engage in a significant number of leasing transactions including real estate and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 4% to 11% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for vehicles with major finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

9.	Self-Insured Risks:
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an independent insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund our first layer of insurance coverage up to $24.5 million for general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table presents the changes in our self-insurance reserves for the years ended December 31, 2014, 2013, and 2012 (in millions):

	2014	2013	2012
Balance at beginning of period, gross	$140.3	$148.3	$153.3
Less: Reinsurance receivables	(32.6)	(29.4)	(34.4)
Balance at beginning of period, net	107.7	118.9	118.9
Increase for the provision of current year claims	34.7	34.4	33.8
Decrease for the provision of prior year claims	(3.5)	(5.9)	(6.4)
Decrease related to change in statistical confidence level	—	(6.7)	—
Expenses related to discontinued operations	(0.3)	(1.8)	(1.9)
Payments related to current year claims	(4.4)	(3.9)	(4.2)
Payments related to prior year claims	(25.9)	(27.3)	(21.3)
Acquisition of Encompass	0.3	—	—
Balance at end of period, net	108.6	107.7	118.9
Add: Reinsurance receivables	26.0	32.6	29.4
Balance at end of period, gross	$134.6	$140.3	$148.3
As of December 31, 2014 and 2013, $35.9 million and $42.1 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
Provisions for these risks are based primarily upon actuarially determined estimates. These reserves represent the unpaid portion of the estimated ultimate cost of all reported and unreported losses incurred through the respective consolidated balance sheet dates. The reserves are estimated using individual case-basis valuations and actuarial analyses. Those estimates are subject to the effects of trends in loss severity and frequency. The estimates are continually reviewed and adjustments are recorded as experience develops or new information becomes known. The changes to the estimated ultimate loss amounts are included in current operating results.
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
The reserves for these self-insured risks cover approximately 1,100 and 1,150 individual claims at December 31, 2014 and 2013, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

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
The agreement underlying the preferred stock includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the preferred stock had a conversion price of $30.50 per share, which was equal to an initial conversion rate of 32.7869 shares of common stock per share of preferred stock. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the preferred stock, except when such adjustments are deemed de minimis. The current conversion price of the preferred stock is $29.70, and the current conversion rate is 33.6700 for each preferred share.
During the year ended December 31, 2012, we repurchased 46,645 shares of our preferred stock for total cash consideration of $46.5 million, including fees. In the fourth quarter of 2013, we exchanged $320.0 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding preferred stock. No common stock was issued as part of these exchange transactions. As of December 31, 2014 and 2013, 96,245 shares of our preferred stock remained outstanding. See Note 8, Long-term Debt.
The following is a summary of the activity related to our Convertible perpetual preferred stock from December 31, 2011 to December 31, 2014 (in millions, except share data):

	Number of Shares Outstanding	Amount
Balance as of December 31, 2011	400,000	$387.4
Repurchase of preferred stock	(46,645)	(45.2)
Balance as of December 31, 2012	353,355	342.2
Repurchase of preferred stock	(257,110)	(249.0)
Balance as of December 31, 2013 and 2014	96,245	93.2
The allocation of the consideration exchanged for repurchases of preferred stock is as follows (in millions):

	For the Year Ended December 31,
	2013	2012
Carrying value of shares repurchased	$249.0	$45.2
Cumulative dividends included as part of repurchase price	2.2	0.5
Excess exchanged in transaction	71.6	0.8
	$322.8	$46.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

For 2013, the difference between the fair value of the consideration paid to the holders of the preferred stock, or $322.8 million (including fees), and the carrying value of the preferred stock in our balance sheet, or $249.0 million, resulted in a charge of $73.8 million to Capital in excess of par value that was treated like a dividend and subtracted from Net income to arrive at Net income attributable to HealthSouth common shareholders in our consolidated statement of operations. Of this amount, $2.2 million represents cumulative dividends through the date of the repurchase transactions.
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
We declared $6.3 million, $21.0 million, and $23.9 million in dividends on our preferred stock in the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014 and 2013, accrued dividends of $1.6 million were included in Other current liabilities on our consolidated balance sheets. These accrued dividends were paid in January 2015 and 2014, respectively.

11.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of period	$13.5	$7.2	$7.3
Acquisition of Encompass	64.5	—	—
Net income attributable to noncontrolling interests	6.6	5.8	3.8
Distributions	(8.5)	(4.9)	(3.9)
Contribution to joint venture	4.3	7.1	—
Change in fair value	4.3	(1.7)	—
Balance at end of period	$84.7	$13.5	$7.2
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

	For the Year Ended December 31,
	2014	2013	2012
Net income attributable to nonredeemable noncontrolling interests	$53.1	$52.0	$47.1
Net income attributable to redeemable noncontrolling interests	6.6	5.8	3.8
Net income attributable to noncontrolling interests	$59.7	$57.8	$50.9
See also Note 2, Business Combinations.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

12.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2014	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$4.6	$—	$4.6	$—	M
Other long-term assets:
Restricted marketable securities	45.9	—	45.9	—	M
As of December 31, 2013
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$4.7	$—	$4.7	$—	M
Other long-term assets:
Restricted marketable securities	42.9	—	42.9	—	M

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.
As a result of our consolidation of Fairlawn in 2014 and St. Vincent Rehabilitation Hospital in 2012 and the remeasurement of our previously held equity interest in each at fair value, we recorded a $27.2 million gain and a $4.9 million gain as part of Other income during the years ended December 31, 2014 and 2012, respectively. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of each hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for each hospital. The projected operating results used management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. See Note 2, Business Combinations. During the year ended December 31, 2013, we did not record any material gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$325.0	$325.0	$45.0	$45.0
Term loan facilities	450.0	450.0	—	—
7.25% Senior Notes due 2018	—	—	272.4	291.4
8.125% Senior Notes due 2020	287.0	302.5	286.6	319.4
7.75% Senior Notes due 2022	227.1	240.7	252.5	275.0
5.75% Senior Notes due 2024	456.2	471.4	275.0	273.6
2.00% Convertible Senior Subordinated Notes due 2043	258.0	358.4	249.5	339.7
Other notes payable	41.6	41.6	47.6	47.6
Financial commitments:
Letters of credit	—	31.8	—	36.5
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements.”
See also Note 11, Redeemable Noncontrolling Interests, and Note 15, Assets and Liabilities in and Results of Discontinued Operations.

13.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options and restricted stock awards under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded in 2014, 2013, and 2012 was issued under the Amended and Restated 2008 Equity Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to nine million shares of common stock. This plan allows the grants of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards.
See also Note 2, Business Combinations.
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

The fair values of the options granted during the years ended December 31, 2014, 2013, and 2012 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Expected volatility	40.3%	41.8%	42.8%
Risk-free interest rate	2.2%	1.4%	1.4%
Expected life (years)	7.2	7.2	7.0
Dividend yield	2.1%	0.0%	0.0%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. While our board of directors initiated quarterly cash dividends on our common stock in 2013 (see Note 17, Earnings per Common Share), we did not include a dividend payment as part of our pricing model in 2013 and 2012 because we had not historically paid dividends at the time of our option grants. In 2014, we estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2014, 2013, and 2012 was $11.41, $10.96, and $9.57, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2013	2,361	$20.82
Granted	136	31.97
Exercised	(290)	25.78
Forfeitures	—	—
Expirations	—	—
Outstanding, December 31, 2014	2,207	20.85	4.3	$38.9
Exercisable, December 31, 2014	1,895	19.88	3.7	35.2
We recognized approximately $1.9 million, $2.1 million, and $2.0 million of compensation expense related to our stock options for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $1.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 20 months. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $2.4 million, $1.9 million, and $0.1 million, respectively.
Restricted Stock—
The restricted stock awards granted in 2014, 2013, and 2012 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For awards with a service and/or performance

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2013	1,162	$22.89
Granted	861	23.94
Vested	(782)	23.35
Forfeited	(44)	23.72
Nonvested shares at December 31, 2014	1,197	23.31
The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2013 and 2012 was $23.55 and $19.30 per share, respectively. We recognized approximately $20.8 million, $21.6 million, and $21.2 million of compensation expense related to our restricted stock awards for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, there was $16.4 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 19 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $25.9 million, $15.7 million, and $34.0 million, respectively.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2014, 2013, and 2012, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2014, 2013, and 2012, we issued 36,350, 51,180, and 42,903 RSUs, respectively, with a fair value of $33.02, $22.47, and $20.98, respectively, per unit. We recognized approximately $1.2 million, $1.2 million, and $0.9 million, respectively, of compensation expense upon their issuance in 2014, 2013, and 2012. There was no unrecognized compensation related to unvested shares as of December 31, 2014. During the years ended December 31, 2014 and 2013, we issued an additional 8,149 and 1,831, respectively, of RSUs as dividend equivalents. As of December 31, 2014, 353,466 RSUs were outstanding.

14.	Employee Benefit Plans:
Substantially all HealthSouth employees are eligible to enroll in HealthSouth-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2014, 2013, and 2012, costs associated with these plans, net of amounts paid by employees, approximated $85.2 million, $73.4 million, and $67.8 million, respectively.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Employer contributions to the HealthSouth Retirement Investment Plan approximated $13.9 million, $13.2 million, and $13.2 million in 2014, 2013, and 2012, respectively. In 2014, 2013, and 2012, approximately $0.5 million, $0.5 million, and $0.8 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2015, we expect to pay approximately $7.9 million under the program for the year ended December 31, 2014. In February 2014 and 2013, we paid $11.5 million and $11.4 million, respectively, under the program for the years ended December 31, 2013 and 2012.

15.	Assets and Liabilities in and Results of Discontinued Operations:
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
During the second quarter of 2014, we entered into an amendment to the option agreement that requires us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our consolidated balance sheet and marked to market each period. As of December 31, 2014, the fair value of this option was $9.9 million and is included in Other long-term assets in our consolidated balance sheet. Income from discontinued operations, net of tax for the year ended December 31, 2014 included a $9.9 million net gain resulting from the initial recording of this option as a derivative and its fair value adjustments during 2014.
The fair value of the option and related adjustments were determined using a lattice model. Inputs into the model included the historical price volatility of SCA’s common stock, the risk free interest rate, and probability factors for the timing of when the option will be exercisable, or Level 3 inputs.
Income from discontinued operations, net of tax, in 2012 primarily resulted from gains associated with the sale of the real estate of Dallas Medical Center and an investment we had in a cancer treatment center that was part of our former diagnostic division.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

16.	Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal	$2.5	$0.9	$0.7
State and other	10.8	5.4	5.2
Total current expense	13.3	6.3	5.9
Deferred:
Federal	95.3	11.3	104.2
State and other	2.1	(4.9)	(1.5)
Total deferred expense	97.4	6.4	102.7
Total income tax expense related to continuing operations	$110.7	$12.7	$108.6
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2014	2013	2012
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	4.3%	4.0%	3.7%
Decrease in valuation allowance	(1.9)%	(2.3)%	(2.8)%
Settlement of tax claims	—%	(28.7)%	0.3%
Noncontrolling interests	(5.1)%	(5.1)%	(5.1)%
Acquisition of additional equity interest in Fairlawn	(3.6)%	—%	—%
Other, net	(0.1)%	0.3%	0.8%
Income tax expense	28.6%	3.2%	31.9%
The Provision for income tax expense in 2014 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests, (2) the nontaxable gain discussed in Note 2, Business Combinations, related to our acquisition of an additional 30% equity interest in Fairlawn, and (3) a decrease in our valuation allowance, as discussed below, offset by (4) state and other income tax expense. As a result of the Fairlawn transaction, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in the above table.
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

The Provision for income tax expense in 2013 was less than the federal statutory rate primarily due to: (1) the IRS settlement discussed above, (2) the impact of noncontrolling interests, and (3) a decrease in our valuation allowance, as discussed below, offset by (4) state and other income tax expense. The Provision for income tax expense in 2012 is less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests and (2) a decrease in the valuation allowance, as discussed below, offset by (3) state and other income tax expense.
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of HealthSouth’s deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2014	2013
Deferred income tax assets:
Net operating loss	$301.3	$416.5
Property, net	40.7	44.3
Insurance reserve	25.6	28.5
Stock-based compensation	23.7	26.8
Allowance for doubtful accounts	18.0	15.3
Alternative minimum tax	10.5	11.1
Carrying value of partnerships	23.8	19.8
Other accruals	20.6	19.0
Tax credits	9.9	2.0
Other	1.6	1.2
Total deferred income tax assets	475.7	584.5
Less: Valuation allowance	(23.0)	(30.7)
Net deferred income tax assets	452.7	553.8
Deferred income tax liabilities:
Intangibles	(97.5)	(29.2)
Convertible debt interest	(31.7)	(28.0)
Other	(5.7)	(3.3)
Total deferred income tax liabilities	(134.9)	(60.5)
Net deferred income tax assets	317.8	493.3
Less: Current deferred tax assets	188.4	139.0
Noncurrent deferred tax assets	$129.4	$354.3
At December 31, 2014, we had an unused federal NOL of $220.4 million (approximately $629.8 million on a gross basis) and state NOLs of $80.9 million. Such losses expire in various amounts at varying times through 2031. Our reported federal NOL as of December 31, 2014 excludes $8.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in-capital when they reduce taxes payable.
For the years ended December 31, 2014, 2013, and 2012, the net decreases in our valuation allowance were $7.7 million, $9.1 million, and $10.5 million, respectively. The decrease in our valuation allowance in 2014 related primarily to the expiration of state NOLs in certain jurisdictions, our current forecast of future earnings in each jurisdiction, and changes in certain state tax laws. The decrease in our valuation allowance in 2013 related primarily to our capital loss carryforwards, our then current forecast of future earnings in each jurisdiction, and changes in certain state tax laws. During the second quarter of 2013, we determined a valuation allowance related to our capital loss carryforwards was no longer required as sufficient positive evidence existed to substantiate their utilization. This evidence included our partial utilization of these assets as a result

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

of realizing capital gains in 2013 and the identification of sufficient taxable capital gain income within the available capital loss carryforward period. Substantially all of the decrease in the valuation allowance in 2012 related primarily to our determination it is more likely than not a substantial portion of our deferred tax assets will be realized in the future.
As of December 31, 2014, we have a remaining valuation allowance of $23.0 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
As of January 1, 2012, total remaining gross unrecognized tax benefits were $6.0 million, all of which would have affected our effective tax rate if recognized. Total accrued interest expense related to unrecognized tax benefits was $0.1 million as of January 1, 2012. The amount of unrecognized tax benefits changed during 2012 primarily based on our then ongoing discussions with taxing authorities as part of our continued pursuit of the maximization of our tax benefits, primarily related to our federal NOL. Total remaining gross unrecognized tax benefits were $78.0 million as of December 31, 2012, $76.0 million of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits changed during 2013 primarily due to the April 2013 IRS settlement discussed above. Total remaining gross unrecognized tax benefits were $1.1 million as of December 31, 2013, $0.4 million of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2014. Total remaining gross unrecognized tax benefits were $0.9 million as of December 31, 2014, all of which would affect our effective tax rate if recognized.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2012	$6.0	$0.1
Gross amount of increases in unrecognized tax benefits related to prior periods	75.8	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(2.5)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(0.9)	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.4)	(0.1)
December 31, 2012	78.0	—
Gross amount of increases in unrecognized tax benefits related to prior periods	46.7	0.3
Gross amount of decreases in unrecognized tax benefits related to prior periods	(1.9)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(121.7)	—
December 31, 2013	1.1	0.3
Gross amount of increases in unrecognized tax benefits related to prior periods	0.7	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.9)	(0.4)
December 31, 2014	$0.9	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2014, 2013, and 2012 was not material. Accrued interest income related to income taxes as of December 31, 2014 and 2013 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

our federal income tax return. As a result of this agreement, the IRS is currently surveying our 2013 federal income tax return and will examine our 2014 return when it is filed. The IRS has previously surveyed our 2012 and 2011 federal income tax returns. We have settled federal income tax examinations with the IRS for all tax years through 2010. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by two states for tax years ranging from 2007 through 2011.
For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. We do not expect a material change in our unrecognized tax benefits within the next 12 months due to the closing of the applicable statutes of limitation.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

17.	Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2014	2013	2012
Basic:
Numerator:
Income from continuing operations	$276.2	$382.5	$231.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(59.7)	(57.8)	(50.9)
Less: Income allocated to participating securities	(2.3)	(3.4)	(2.2)
Less: Convertible perpetual preferred stock dividends	(6.3)	(21.0)	(23.9)
Less: Repurchase of convertible perpetual preferred stock	—	(71.6)	(0.8)
Income from continuing operations attributable to HealthSouth common shareholders	207.9	228.7	153.6
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	5.5	(1.1)	4.5
Less: Income from discontinued operations allocated to participating securities	(0.1)	—	(0.1)
Net income attributable to HealthSouth common shareholders	$213.3	$227.6	$158.0
Denominator:
Basic weighted average common shares outstanding	86.8	88.1	94.6
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.40	$2.59	$1.62
Discontinued operations	0.06	(0.01)	0.05
Net income	$2.46	$2.58	$1.67

Diluted:
Numerator:
Income from continuing operations	$276.2	$382.5	$231.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(59.7)	(57.8)	(50.9)
Add: Interest on convertible debt, net of tax	9.0	1.0	—
Income from continuing operations attributable to HealthSouth common shareholders	225.5	325.7	180.5
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	5.5	(1.1)	4.5
Net income attributable to HealthSouth common shareholders	$231.0	$324.6	$185.0
Denominator:
Diluted weighted average common shares outstanding	100.7	102.1	108.1
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.24	$2.59	$1.62
Discontinued operations	0.05	(0.01)	0.05
Net income	$2.29	$2.58	$1.67

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding	86.8	88.1	94.6
Convertible perpetual preferred stock	3.2	10.5	12.0
Convertible senior subordinated notes	8.2	1.0	—
Restricted stock awards, dilutive stock options, and restricted stock units	2.5	2.5	1.5
Diluted weighted average common shares outstanding	100.7	102.1	108.1
For the year ended December 31, 2013, adding back amounts related to the repurchase of our preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. See Note 10, Convertible Perpetual Preferred Stock. For the year ended December 31, 2012, adding back the dividends on our preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the years ended December 31, 2013 and 2012.
Options to purchase approximately 0.1 million shares of common stock were outstanding as of December 31, 2014 and 2013 but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In February 2013, our board of directors approved an increase in our existing common stock repurchase authorization from $125 million (authorized in October 2011) to $350 million. During the first quarter of 2013, we completed a tender offer for our common stock. As a result of the tender offer, we purchased 9.1 million shares at a price of $25.50 per share for a total cost of $234.1 million, including fees and expenses relating to the tender offer. The remaining repurchase authorization expired at the end of the tender offer.
In October 2013, our board of directors authorized the repurchase of up to $200 million of our common stock. In February 2014, our board of directors approved an increase in this common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million.
In July 2013, our board of directors approved the initiation of a quarterly cash dividend of $0.18 per share on our common stock. The first quarterly dividend was declared in July 2013 and paid in October 2013. This $0.18 per share cash dividend on our common stock was declared and paid each quarter through July 2014. In July 2014, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.21 per share. The cash dividend of $0.21 per common share was declared in July 2014 and October 2014 and paid in October 2014 and January 2015. As of December 31, 2014 and 2013, accrued common stock dividends of $18.6 million and $15.8 million were included in Other current liabilities in our consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
In January 2004, we repaid our then-outstanding 3.25% Convertible Debentures using the net proceeds of a loan arranged by Credit Suisse First Boston. In connection with this transaction, we issued ten million warrants with an expiration date of January 16, 2014 to the lender to purchase shares of our common stock. The agreement underlying these warrants included antidilutive protection that required adjustments to the number of shares of common stock purchasable upon exercise and the exercise price for common stock upon the occurrence of certain events. Following our one-for-five reverse stock split in October 2006, the warrants were exercisable for two million shares of our common stock at an exercise price of $32.50. This antidilution protection also provided for adjustment upon payment of cash dividends on our common stock after a de minimis threshold. The payment in January 2014 of an $0.18 per share dividend on our common stock triggered the antidilutive adjustment for these warrants. When these warrants expired in January 2014, the resulting exercise price of each warrant was

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

$32.16, and the resulting exercise rate was 0.2021 for each warrant. The warrants were not assumed exercised for dilutive shares outstanding for the year ended December 31, 2012 because they were antidilutive in that period.
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
See also Note 8, Long-term Debt, and Note 10, Convertible Perpetual Preferred Stock.

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
The claims against all defendants in the Tucker case have been settled or otherwise resolved. The Tucker derivative litigation against Ernst & Young is discussed in more detail below. In 2013, we and the derivative stockholder plaintiffs resolved all claims against the remaining individual defendants. These resolutions included the entry of final judgments against five former officers and resulted in the collection of approximately $5 million during 2013. As a reminder, the 2009 final judgment against Mr. Scrushy found him guilty of fraud and breach of fiduciary duties and ordered him to pay $2.9 billion in damages to us. Our collection efforts against Mr. Scrushy are ongoing.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

For the years ended December 31, 2014, 2013, and 2012, we recorded net gains of $1.7 million, $9.3 million, and $3.5 million, respectively, in Government, class action, and related settlements in our consolidated statements of operations in connection with our receipt of cash distributions from Mr. Scrushy and the other former officers, after reimbursement of reasonable out-of-pocket expenses incurred by HealthSouth and the attorneys for the derivative stockholder plaintiffs and after recording a liability for the federal securities plaintiffs’ 25% apportionment of the net recovery as required in the January 2007 comprehensive settlement of the consolidated securities action brought against us by our stockholders and bondholders. We are obligated to pay 35% of the recoveries from Mr. Scrushy and the other former officers along with reasonable out-of-pocket expenses to the attorneys for the derivative stockholder plaintiffs. In connection with those obligations, during 2014, 2013, and 2012, $0.7 million, $3.3 million, and $1.4 million, respectively, of the amounts previously collected were distributed to attorneys for the derivative stockholder plaintiffs. We recorded these cash distributions as part of Professional fees—accounting, tax, and legal in our consolidated statements of operations for those years.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with the Tucker case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims are derivative in nature, and the claims are time-barred by the statute of limitations. A hearing on our motion has not yet been set.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. Those subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The most recent subpoenas do not include requests for specific patient files. However, the DOJ recently requested the medical records of an additional 70 patients, and we have agreed to voluntarily provide these records.
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
We are cooperating fully with the DOJ in connection with the subpoenas and are currently unable to predict the timing or outcome of the related investigations.
Other Matters—
The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are sealed by the court at the time of filing. Prior to the release of the seal by the presiding court, the only parties typically privy to the information contained in the complaint are the relator, the federal government, and the court. It is possible that qui tam lawsuits have been filed against us and that those suits remain under seal or that we are unaware of such filings or prevented by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $32.5 million in 2015, $23.1 million in 2016, $11.2 million in 2017, $10.6 million in 2018, $10.0 million in 2019, and $15.9 million thereafter. These contracts primarily relate to software licensing and support.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

19.	Quarterly Data (Unaudited):

	2014
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$591.2	$604.4	$596.9	$613.4	$2,405.9
Operating earnings (a)	105.8	115.4	100.7	96.5	418.4
Provision for income tax expense	32.8	36.5	22.1	19.3	110.7
Income from continuing operations	61.6	94.1	65.7	54.8	276.2
(Loss) income from discontinued operations, net of tax	(0.1)	3.8	(0.9)	2.7	5.5
Net income	61.5	97.9	64.8	57.5	281.7
Less: Net income attributable to noncontrolling interests	(14.8)	(14.8)	(14.7)	(15.4)	(59.7)
Net income attributable to HealthSouth	$46.7	$83.1	$50.1	$42.1	$222.0
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.51	$0.89	$0.56	$0.43	$2.40
Discontinued operations	—	0.04	(0.01)	0.03	0.06
Net income	$0.51	$0.93	$0.55	$0.46	$2.46
Diluted earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.48	$0.81	$0.53	$0.41	$2.24
Discontinued operations	—	0.04	(0.01)	0.03	0.05
Net income	$0.48	$0.85	$0.52	$0.44	$2.29

(a)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense.

(b)	Per share amounts may not sum due to the weighted average common shares outstanding during each quarter compared to the weighted average common shares outstanding during the entire year.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

	2013
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$572.6	$564.5	$564.0	$572.1	$2,273.2
Operating earnings (a)	108.7	101.1	119.0	106.9	435.7
Provision for income tax expense (benefit)	33.5	(86.5)	35.2	30.5	12.7
Income from continuing operations	66.3	178.9	73.2	64.1	382.5
(Loss) income from discontinued operations, net of tax	(0.4)	0.1	(0.9)	0.1	(1.1)
Net income	65.9	179.0	72.3	64.2	381.4
Less: Net income attributable to noncontrolling interests	(14.6)	(13.8)	(14.1)	(15.3)	(57.8)
Net income attributable to HealthSouth	$51.3	$165.2	$58.2	$48.9	$323.6
Earnings (loss) per common share:
Basic earnings (loss) per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.48	$1.82	$0.61	$(0.31)	$2.59
Discontinued operations	—	—	(0.01)	—	(0.01)
Net income	$0.48	$1.82	$0.60	$(0.31)	$2.58
Diluted earnings (loss) per share attributable to HealthSouth common shareholders: (c)
Continuing operations	$0.48	$1.66	$0.59	$(0.31)	$2.59
Discontinued operations	—	—	(0.01)	—	(0.01)
Net income	$0.48	$1.66	$0.58	$(0.31)	$2.58

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

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 8, Long-term Debt.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$16.1	$1,719.1	$761.1	$(90.4)	$2,405.9
Less: Provision for doubtful accounts	—	(22.3)	(9.3)	—	(31.6)
Net operating revenues less provision for doubtful accounts	16.1	1,696.8	751.8	(90.4)	2,374.3
Operating expenses:
Salaries and benefits	22.3	795.7	358.8	(15.1)	1,161.7
Other operating expenses	21.6	246.7	120.1	(36.8)	351.6
Occupancy costs	4.2	58.2	17.7	(38.5)	41.6
Supplies	—	78.6	33.3	—	111.9
General and administrative expenses	124.8	—	—	—	124.8
Depreciation and amortization	9.7	71.9	26.1	—	107.7
Government, class action, and related settlements	(1.7)	—	—	—	(1.7)
Professional fees—accounting, tax, and legal	9.3	—	—	—	9.3
Total operating expenses	190.2	1,251.1	556.0	(90.4)	1,906.9
Loss on early extinguishment of debt	13.2	—	—	—	13.2
Interest expense and amortization of debt discounts and fees	99.8	7.8	2.8	(1.2)	109.2
Other income	(0.7)	(28.5)	(3.2)	1.2	(31.2)
Equity in net income of nonconsolidated affiliates	—	(10.7)	—	—	(10.7)
Equity in net income of consolidated affiliates	(314.0)	(30.6)	—	344.6	—
Management fees	(107.9)	82.2	25.7	—	—
Income from continuing operations before income tax (benefit) expense	135.5	425.5	170.5	(344.6)	386.9
Provision for income tax (benefit) expense	(80.8)	148.0	43.5	—	110.7
Income from continuing operations	216.3	277.5	127.0	(344.6)	276.2
Income (loss) from discontinued operations, net of tax	5.7	—	(0.2)	—	5.5
Net income	222.0	277.5	126.8	(344.6)	281.7
Less: Net income attributable to noncontrolling interests	—	—	(59.7)	—	(59.7)
Net income attributable to HealthSouth	$222.0	$277.5	$67.1	$(344.6)	$222.0
Comprehensive income	$221.6	$277.5	$126.8	$(344.6)	$281.3
Comprehensive income attributable to HealthSouth	$221.6	$277.5	$67.1	$(344.6)	$221.6

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$12.2	$1,622.4	$709.8	$(71.2)	$2,273.2
Less: Provision for doubtful accounts	—	(18.3)	(7.7)	—	(26.0)
Net operating revenues less provision for doubtful accounts	12.2	1,604.1	702.1	(71.2)	2,247.2
Operating expenses:
Salaries and benefits	12.1	757.7	334.4	(14.5)	1,089.7
Other operating expenses	10.8	238.5	107.5	(33.8)	323.0
Occupancy costs	4.1	48.3	17.5	(22.9)	47.0
Supplies	—	73.8	31.6	—	105.4
General and administrative expenses	119.1	—	—	—	119.1
Depreciation and amortization	8.8	65.1	20.8	—	94.7
Government, class action, and related settlements	(23.5)	—	—	—	(23.5)
Professional fees—accounting, tax, and legal	9.5	—	—	—	9.5
Total operating expenses	140.9	1,183.4	511.8	(71.2)	1,764.9
Loss on early extinguishment of debt	2.4	—	—	—	2.4
Interest expense and amortization of debt discounts and fees	90.4	8.1	3.1	(1.2)	100.4
Other income	(1.0)	(1.2)	(3.5)	1.2	(4.5)
Equity in net income of nonconsolidated affiliates	(3.6)	(7.5)	(0.1)	—	(11.2)
Equity in net income of consolidated affiliates	(268.0)	(20.6)	—	288.6	—
Management fees	(102.3)	78.6	23.7	—	—
Income from continuing operations before income tax (benefit) expense	153.4	363.3	167.1	(288.6)	395.2
Provision for income tax (benefit) expense	(169.0)	134.4	47.3	—	12.7
Income from continuing operations	322.4	228.9	119.8	(288.6)	382.5
Income (loss) from discontinued operations, net of tax	1.2	(0.8)	(1.5)	—	(1.1)
Net income	323.6	228.1	118.3	(288.6)	381.4
Less: Net income attributable to noncontrolling interests	—	—	(57.8)	—	(57.8)
Net income attributable to HealthSouth	$323.6	$228.1	$60.5	$(288.6)	$323.6
Comprehensive income	$322.1	$228.1	$118.3	$(288.6)	$379.9
Comprehensive income attributable to HealthSouth	$322.1	$228.1	$60.5	$(288.6)	$322.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$9.0	$1,562.8	$649.3	$(59.2)	$2,161.9
Less: Provision for doubtful accounts	(0.3)	(18.0)	(8.7)	—	(27.0)
Net operating revenues less provision for doubtful accounts	8.7	1,544.8	640.6	(59.2)	2,134.9
Operating expenses:
Salaries and benefits	19.8	735.4	308.6	(13.6)	1,050.2
Other operating expenses	10.6	224.8	97.4	(29.0)	303.8
Occupancy costs	4.1	44.5	16.6	(16.6)	48.6
Supplies	0.1	73.3	29.0	—	102.4
General and administrative expenses	117.9	—	—	—	117.9
Depreciation and amortization	8.6	57.1	16.8	—	82.5
Government, class action, and related settlements	(3.5)	—	—	—	(3.5)
Professional fees—accounting, tax, and legal	16.1	—	—	—	16.1
Total operating expenses	173.7	1,135.1	468.4	(59.2)	1,718.0
Loss on early extinguishment of debt	4.0	—	—	—	4.0
Interest expense and amortization of debt discounts and fees	85.1	7.5	2.6	(1.1)	94.1
Other income	(1.2)	(5.0)	(3.4)	1.1	(8.5)
Equity in net income of nonconsolidated affiliates	(4.3)	(8.4)	—	—	(12.7)
Equity in net income of consolidated affiliates	(258.6)	(21.5)	—	280.1	—
Management fees	(97.8)	75.8	22.0	—	—
Income from continuing operations before income tax (benefit) expense	107.8	361.3	151.0	(280.1)	340.0
Provision for income tax (benefit) expense	(75.9)	146.2	38.3	—	108.6
Income from continuing operations	183.7	215.1	112.7	(280.1)	231.4
Income from discontinued operations, net of tax	1.3	1.3	1.9	—	4.5
Net income	185.0	216.4	114.6	(280.1)	235.9
Less: Net income attributable to noncontrolling interests	—	—	(50.9)	—	(50.9)
Net income attributable to HealthSouth	$185.0	$216.4	$63.7	$(280.1)	$185.0
Comprehensive income	$186.6	$216.4	$114.6	$(280.1)	$237.5
Comprehensive income attributable to HealthSouth	$186.6	$216.4	$63.7	$(280.1)	$186.6

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.9	$1.5	$23.3	$—	$66.7
Restricted cash	—	—	45.6	—	45.6
Accounts receivable, net	—	202.6	120.6	—	323.2
Deferred income tax assets	125.0	39.8	23.6	—	188.4
Prepaid expenses and other current assets	30.9	15.1	35.5	(18.8)	62.7
Total current assets	197.8	259.0	248.6	(18.8)	686.6
Property and equipment, net	16.1	752.0	251.6	—	1,019.7
Goodwill	—	279.6	804.4	—	1,084.0
Intangible assets, net	11.3	50.6	244.2	—	306.1
Deferred income tax assets	163.3	17.5	(51.4)	—	129.4
Other long-term assets	461.3	42.5	64.3	(385.1)	183.0
Intercompany receivable and investments in consolidated affiliates	1,898.7	—	—	(1,898.7)	—
Total assets	$2,748.5	$1,401.2	$1,561.7	$(2,302.6)	$3,408.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$27.9	$4.2	$6.2	$(17.5)	$20.8
Accounts payable	9.3	29.5	14.6	—	53.4
Accrued payroll	17.5	55.6	50.2	—	123.3
Accrued interest payable	19.2	1.8	0.2	—	21.2
Other current liabilities	70.4	15.2	61.3	(1.3)	145.6
Total current liabilities	144.3	106.3	132.5	(18.8)	364.3
Long-term debt, net of current portion	1,993.7	83.9	418.3	(385.1)	2,110.8
Self-insured risks	22.9	—	75.8	—	98.7
Other long-term liabilities	21.2	12.7	3.7	—	37.6
Intercompany payable	—	368.7	195.5	(564.2)	—
	2,182.1	571.6	825.8	(968.1)	2,611.4
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	84.7	—	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	473.2	829.6	504.9	(1,334.5)	473.2
Noncontrolling interests	—	—	146.3	—	146.3
Total shareholders’ equity	473.2	829.6	651.2	(1,334.5)	619.5
Total liabilities and shareholders’ equity	$2,748.5	$1,401.2	$1,561.7	$(2,302.6)	$3,408.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$60.5	$2.3	$1.7	$—	$64.5
Restricted cash	1.0	—	51.4	—	52.4
Accounts receivable, net	—	184.7	77.1	—	261.8
Deferred income tax assets	85.5	34.5	19.0	—	139.0
Prepaid expenses and other current assets	36.0	15.8	29.4	(18.5)	62.7
Total current assets	183.0	237.3	178.6	(18.5)	580.4
Property and equipment, net	16.3	698.5	195.7	—	910.5
Goodwill	—	279.6	177.3	—	456.9
Intangible assets, net	18.1	49.6	20.5	—	88.2
Deferred income tax assets	288.8	24.5	41.0	—	354.3
Other long-term assets	64.6	27.1	52.4	—	144.1
Intercompany receivable and investments in consolidated affiliates	1,438.8	—	—	(1,438.8)	—
Total assets	$2,009.6	$1,316.6	$665.5	$(1,457.3)	$2,534.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$19.4	$3.8	$6.6	$(17.5)	$12.3
Accounts payable	15.1	32.6	14.2	—	61.9
Accrued payroll	23.1	47.8	19.9	—	90.8
Accrued interest payable	22.9	0.8	0.1	—	23.8
Other current liabilities	65.1	18.6	40.1	(1.0)	122.8
Total current liabilities	145.6	103.6	80.9	(18.5)	311.6
Long-term debt, net of current portion	1,381.7	88.1	35.4	—	1,505.2
Self-insured risks	23.2	—	75.0	—	98.2
Other long-term liabilities	21.3	17.4	5.3	—	44.0
Intercompany payable	—	299.2	228.9	(528.1)	—
	1,571.8	508.3	425.5	(546.6)	1,959.0
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	13.5	—	13.5
Shareholders’ equity:
HealthSouth shareholders’ equity	344.6	808.3	102.4	(910.7)	344.6
Noncontrolling interests	—	—	124.1	—	124.1
Total shareholders’ equity	344.6	808.3	226.5	(910.7)	468.7
Total liabilities and shareholders’ equity	$2,009.6	$1,316.6	$665.5	$(1,457.3)	$2,534.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$21.9	$260.1	$162.9	$—	$444.9
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(674.6)	—	(20.2)	—	(694.8)
Purchases of property and equipment	(15.6)	(124.0)	(31.3)	—	(170.9)
Capitalized software costs	(8.6)	(1.4)	(7.0)	—	(17.0)
Proceeds from sale of restricted investments	—	—	0.3	—	0.3
Purchases of restricted investments	—	—	(3.5)	—	(3.5)
Net change in restricted cash	1.0	—	5.8	—	6.8
Other	—	(0.7)	2.9	—	2.2
Net cash used in investing activities	(697.8)	(126.1)	(53.0)	—	(876.9)
Cash flows from financing activities:
Principal borrowings on term loan facilities	450.0	—	—	—	450.0
Proceeds from bond issuance	175.0	—	—	—	175.0
Principal payments on debt, including pre-payments	(298.0)	(1.5)	(3.1)	—	(302.6)
Borrowings on revolving credit facility	440.0	—	—	—	440.0
Payments on revolving credit facility	(160.0)	—	—	—	(160.0)
Principal payments under capital lease obligations	(0.3)	(2.5)	(3.3)	—	(6.1)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(65.8)	—	—	—	(65.8)
Dividends paid on convertible perpetual preferred stock	(6.3)	—	—	—	(6.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(54.1)	—	(54.1)
Proceeds from exercising stock warrants	6.3	—	—	—	6.3
Other	0.9	—	—	—	0.9
Change in intercompany advances	158.6	(130.8)	(27.8)	—	—
Net cash provided by (used in) financing activities	657.3	(134.8)	(88.3)	—	434.2
(Decrease) increase in cash and cash equivalents	(18.6)	(0.8)	21.6	—	2.2
Cash and cash equivalents at beginning of year	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of year	$41.9	$1.5	$23.3	$—	$66.7

Supplemental schedule of noncash investing activity:
Equity rollover from Encompass management	$—	$—	$64.5	$—	$64.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$113.2	$235.7	$121.4	$—	$470.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(28.9)	—	—	(28.9)
Purchases of property and equipment	(2.8)	(167.9)	(24.5)	—	(195.2)
Capitalized software costs	(6.0)	(11.1)	(4.2)	—	(21.3)
Proceeds from sale of restricted investments	—	—	16.9	—	16.9
Proceeds from sale of Digital Hospital	10.8	—	—	—	10.8
Purchases of restricted investments	—	—	(9.2)	—	(9.2)
Net change in restricted cash	(0.2)	—	(2.9)	—	(3.1)
Other	—	0.9	(0.4)	—	0.5
Net cash provided by investing activities of discontinued operations	—	3.1	0.2	—	3.3
Net cash provided by (used in) investing activities	1.8	(203.9)	(24.1)	—	(226.2)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(59.5)	(1.3)	(1.7)	—	(62.5)
Principal borrowings on notes	—	—	15.2	—	15.2
Borrowings on revolving credit facility	197.0	—	—	—	197.0
Payments on revolving credit facility	(152.0)	—	—	—	(152.0)
Principal payments under capital lease obligations	(0.3)	(6.3)	(3.5)	—	(10.1)
Repurchases of common stock, including fees and expenses	(234.1)	—	—	—	(234.1)
Repurchases of convertible perpetual preferred stock, including fees	(2.8)	—	—	—	(2.8)
Dividends paid on common stock	(15.7)	—	—	—	(15.7)
Dividends paid on convertible perpetual preferred stock	(23.0)	—	—	—	(23.0)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(46.3)	—	(46.3)
Contributions from consolidated affiliates	—	—	1.6	—	1.6
Proceeds from exercising stock warrants	15.3	—	—	—	15.3
Other	5.0	—	—	—	5.0
Change in intercompany advances	84.3	(22.2)	(62.1)	—	—
Net cash used in financing activities	(185.8)	(29.8)	(96.8)	—	(312.4)
(Decrease) increase in cash and cash equivalents	(70.8)	2.0	0.5	—	(68.3)
Cash and cash equivalents at beginning of year	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of year	$60.5	$2.3	$1.7	$—	$64.5

Supplemental schedule of noncash financing activities:
Convertible debt issued	$320.0	$—	$—	$—	$320.0
Repurchase of preferred stock	(320.0)	—	—	—	(320.0)

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2012
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$31.3	$252.4	$127.8	$—	$411.5
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(3.1)	—	—	(3.1)
Purchases of property and equipment	(4.8)	(98.4)	(37.6)	—	(140.8)
Capitalized software costs	(8.5)	(7.2)	(3.2)	—	(18.9)
Proceeds from sale of restricted investments	—	—	0.3	—	0.3
Purchases of restricted investments	—	—	(9.1)	—	(9.1)
Net change in restricted cash	(0.1)	—	(13.9)	—	(14.0)
Other	(0.3)	(0.8)	0.2	—	(0.9)
Net cash provided by investing activities of discontinued operations	4.4	3.3	—	—	7.7
Net cash used in investing activities	(9.3)	(106.2)	(63.3)	—	(178.8)
Cash flows from financing activities:
Proceeds from bond issuance	275.0	—	—	—	275.0
Principal payments on debt, including pre-payments	(164.9)	(1.3)	—	—	(166.2)
Borrowings on revolving credit facility	135.0	—	—	—	135.0
Payments on revolving credit facility	(245.0)	—	—	—	(245.0)
Principal payments under capital lease obligations	(0.3)	(8.9)	(2.9)	—	(12.1)
Repurchases of convertible perpetual preferred stock, including fees	(46.0)	—	—	—	(46.0)
Dividends paid on convertible perpetual preferred stock	(24.6)	—	—	—	(24.6)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(49.3)	—	(49.3)
Contributions from consolidated affiliates	—	—	10.5	—	10.5
Other	0.2	—	(7.5)	—	(7.3)
Change in intercompany advances	153.9	(137.0)	(16.9)	—	—
Net cash provided by (used in) financing activities	83.3	(147.2)	(66.1)	—	(130.0)
Increase (decrease) in cash and cash equivalents	105.3	(1.0)	(1.6)	—	102.7
Cash and cash equivalents at beginning of year	26.0	1.3	2.8	—	30.1
Cash and cash equivalents at end of year	$131.3	$0.3	$1.2	$—	$132.8

EXHIBIT LIST

No.	Description
2.1
Stock Purchase Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., the sellers party thereto, HealthSouth Corporation, HealthSouth Home Health Corporation, and the sellers’ representative named therein.#

2.2
Rollover Stock Agreement, dated as of November 23, 2014, by and among HealthSouth Corporation, HealthSouth Home Health Holdings, Inc., and the selling stockholders of EHHI Holdings, Inc. named therein.#

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

10.3.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +

10.3.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +

10.4	HealthSouth Corporation Third Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 8, 2014). +

10.5.1	HealthSouth Corporation 1995 Stock Option Plan, as amended.* +

10.5.2	Form of Non-Qualified Stock Option Agreement (1995 Stock Option Plan).* +

10.6
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, “Other Matters,” in HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.7
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2014).+

10.8
Description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 1, 2014).+

10.9	HealthSouth Corporation Fourth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on October 29, 2013).+

10.10	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on July 29, 2014).+

10.11.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.11.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.12	Form of Key Executive Incentive Award Agreement.** +

10.13.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.13.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.13.3	Form of Restricted Stock Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.3 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.13.4	Form of Performance Share Unit Award (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.4 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009).+

10.13.5
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.13.6
Form of Restricted Stock Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.13.7
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011 and the description in Item 5, “Other Items,” in HealthSouth’s Quarterly Report on Form 10-Q filed on July 30, 2013).+

10.13.8
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.14	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed on February 19, 2013).+

10.15	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.16
Lease between LAKD HQ, LLC and HealthSouth Corporation, dated March 31, 2008, for corporate office space (incorporated by reference to Exhibit 10.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on May 7, 2008).

10.17	Settlement Agreement and Stipulation regarding Fees, dated as of January 13, 2009 (incorporated by reference to Exhibit 99.3 to HealthSouth’s Current Report on Form 8-K filed on January 20, 2009).

10.18.1
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

10.18.2
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

10.18.3
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

10.18.4
Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of December 23, 2014, among HealthSouth Corporation, its subsidiary guarantors, the lenders party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 23, 2014).

10.18.5
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.19	Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc.ˆ

10.20
Amended and Restated Senior Management Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., April Anthony, HealthSouth Corporation, and solely for purposes of Sections 6(b) and 6(j) thereof, Thoma Cressey Fund VIII, L.P.+

12.1	Computation of Ratios.

21.1	Subsidiaries of HealthSouth Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

**	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+	Management contract or compensatory plan or arrangement.

ˆ
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.