Form 10-Q
period 2015-03-31
HEALTHSOUTH CORP
filed 2015-05-01
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

The registrant had 91,494,644 shares of common stock outstanding, net of treasury shares, as of April 24, 2015.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as uncertainties and factors discussed elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

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
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Net operating revenues	$740.6	$591.2
Less: Provision for doubtful accounts	(11.6)	(7.5)
Net operating revenues less provision for doubtful accounts	729.0	583.7
Operating expenses:
Salaries and benefits	385.1	286.1
Other operating expenses	103.2	84.5
Occupancy costs	12.1	10.5
Supplies	31.4	27.6
General and administrative expenses	34.6	30.7
Depreciation and amortization	31.9	26.4
Government, class action, and related settlements	8.0	—
Professional fees—accounting, tax, and legal	2.2	1.6
Total operating expenses	608.5	467.4
Loss on early extinguishment of debt	1.2	—
Interest expense and amortization of debt discounts and fees	31.8	27.9
Other income	(0.5)	(1.7)
Equity in net income of nonconsolidated affiliates	(1.6)	(4.3)
Income from continuing operations before income tax expense	89.6	94.4
Provision for income tax expense	30.3	32.8
Income from continuing operations	59.3	61.6
Loss from discontinued operations, net of tax	(0.3)	(0.1)
Net income	59.0	61.5
Less: Net income attributable to noncontrolling interests	(16.5)	(14.8)
Net income attributable to HealthSouth	42.5	46.7
Less: Convertible perpetual preferred stock dividends	(1.6)	(1.6)
Net income attributable to HealthSouth common shareholders	$40.9	$45.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	87.1	87.3
Diluted	101.1	100.9

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.47	$0.51
Discontinued operations	—	—
Net income	$0.47	$0.51
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.44	$0.48
Discontinued operations	—	—
Net income	$0.44	$0.48

Cash dividends per common share	$0.21	$0.18

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$42.8	$46.8
Loss from discontinued operations, net of tax	(0.3)	(0.1)
Net income attributable to HealthSouth	$42.5	$46.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Millions)
COMPREHENSIVE INCOME
Net income	$59.0	$61.5
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.1	0.1
Other comprehensive income, net of tax	0.1	0.1
Comprehensive income	59.1	61.6
Comprehensive income attributable to noncontrolling interests	(16.5)	(14.8)
Comprehensive income attributable to HealthSouth	$42.6	$46.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$208.3	$66.7
Accounts receivable, net of allowance for doubtful accounts of $25.0 in 2015; $22.2 in 2014	337.9	323.2
Deferred income tax assets	188.4	188.4
Other current assets	131.4	108.3
Total current assets	866.0	686.6
Property and equipment, net	1,012.3	1,019.7
Goodwill	1,090.0	1,084.0
Intangible assets, net	307.6	306.1
Deferred income tax assets	102.3	129.4
Other long-term assets	199.7	183.0
Total assets	$3,577.9	$3,408.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$149.8	$20.8
Accounts payable	55.1	53.4
Accrued expenses and other current liabilities	292.7	290.1
Total current liabilities	497.6	364.3
Long-term debt, net of current portion	2,122.5	2,110.8
Other long-term liabilities	139.5	136.3
	2,759.6	2,611.4
Commitments and contingencies
Convertible perpetual preferred stock	93.2	93.2
Redeemable noncontrolling interests	84.7	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	492.3	473.2
Noncontrolling interests	148.1	146.3
Total shareholders’ equity	640.4	619.5
Total liabilities and shareholders’ equity	$3,577.9	$3,408.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2015
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	42.5	—	—	13.6	56.1
Receipt of treasury stock	(0.5)	—	—	—	—	(14.9)	—	(14.9)
Dividends declared on common stock	—	—	(18.7)	—	—	—	—	(18.7)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	9.1	—	—	—	—	9.1
Stock options exercised	0.2	—	5.5	—	—	(3.6)	—	1.9
Distributions declared	—	—	—	—	—	—	(12.4)	(12.4)
Other	0.7	—	0.8	—	0.1	(0.1)	0.6	1.4
Balance at end of period	88.2	$1.0	$2,805.6	$(1,836.6)	$(0.4)	$(477.3)	$148.1	$640.4

	Three Months Ended March 31, 2014
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	46.7	—	—	12.8	59.5
Receipt of treasury stock	(0.3)	—	—	—	—	(9.2)	—	(9.2)
Dividends declared on common stock	—	—	(16.0)	—	—	—	—	(16.0)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	7.3	—	—	—	—	7.3
Stock options exercised	0.1	—	3.6	—	—	—	—	3.6
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(10.3)	(10.3)
Repurchases of common stock in open market	(0.8)	—	—	—	—	(26.3)	—	(26.3)
Other	0.9	—	0.3	—	0.1	(0.2)	—	0.2
Balance at end of period	88.1	$1.0	$2,849.3	$(2,054.4)	$—	$(440.3)	$126.6	$482.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Cash flows from operating activities:
Net income	$59.0	$61.5
Loss from discontinued operations	0.3	0.1
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	11.6	7.5
Depreciation and amortization	31.9	26.4
Equity in net income of nonconsolidated affiliates	(1.6)	(4.3)
Distributions from nonconsolidated affiliates	1.9	3.4
Stock-based compensation	9.4	7.3
Deferred tax expense	26.8	29.2
Other	10.8	3.1
Change in assets and liabilities—
Accounts receivable	(37.3)	(24.7)
Other assets	(2.9)	(4.7)
Accounts payable	2.1	2.6
Accrued payroll	(23.3)	(11.3)
Other liabilities	5.4	11.2
Premium received on bond issuance	8.0	—
Net cash used in operating activities of discontinued operations	(0.1)	(0.2)
Total adjustments	42.7	45.5
Net cash provided by operating activities	102.0	107.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(17.7)	(56.6)
Capitalized software costs	(8.9)	(7.0)
Acquisition of business, net of cash acquired	(7.3)	—
Net change in restricted cash	(15.0)	(5.5)
Other	3.2	1.3
Net cash used in investing activities	(45.7)	(67.8)
Cash flows from financing activities:
Proceeds from bond issuance	700.0	—
Principal payments on debt, including pre-payments	(252.9)	(1.3)
Borrowings on revolving credit facility	35.0	40.0
Payments on revolving credit facility	(350.0)	(42.0)
Debt amendment and issuance costs	(13.7)	—
Repurchases of common stock, including fees and expenses	—	(26.3)
Dividends paid on common stock	(18.6)	(15.8)
Dividends paid on convertible perpetual preferred stock	(1.6)	(1.6)
Distributions paid to noncontrolling interests of consolidated affiliates	(13.2)	(12.0)
Proceeds from exercise of stock warrants	—	6.3
Other	0.3	2.0
Net cash provided by (used in) financing activities	85.3	(50.7)
Increase (decrease) in cash and cash equivalents	141.6	(11.4)
Cash and cash equivalents at beginning of period	66.7	64.5
Cash and cash equivalents at end of period	$208.3	$53.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 33 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015 (the “2014 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2014 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
See also Note 12, Segment Reporting.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2015	2014
Medicare	74.9%	75.2%
Medicaid	2.6%	1.3%
Workers’ compensation	0.9%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.2%	18.1%
Other third-party payors	1.5%	1.6%
Patients	0.7%	1.0%
Other income	1.2%	1.5%
Total	100.0%	100.0%
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
Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each hospital, home health, and hospice provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to HealthSouth under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
The United States Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
Pursuant to legislative directives and authorizations from Congress, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. As a matter of course, we undertake significant efforts through training and education to ensure compliance with Medicare requirements. However, audits may lead to assertions we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us.
Inpatient Rehabilitation Revenues
During the three months ended March 31, 2015 and 2014, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2015	2014
Medicare	73.5%	74.8%
Medicaid	2.0%	1.3%
Workers’ compensation	1.1%	1.3%
Managed care and other discount plans, including Medicare Advantage	19.5%	18.3%
Other third-party payors	1.7%	1.6%
Patients	0.8%	1.1%
Other income	1.4%	1.6%
Total	100.0%	100.0%
Revenues recognized by our inpatient rehabilitation segment are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. Factors that are considered and could influence the level of our reserves include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors.
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to IRFs, we received requests in 2014 and 2013 to review certain patient files for discharges occurring from 2010 to 2014. These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

diagnosis code as in previous pre-payment audits. Medical necessity is a subjective assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2014, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”) (see “Accounts Receivable and Allowance for Doubtful Accounts” below). Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of two years. In addition, because we have limited experience with RACs in the context of post-payment reviews of this nature, we cannot provide assurance as to the future success of these disputes. As such, we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. Because these reviews involve post-payment claims, there are no corresponding patient receivables in our consolidated balance sheet. As the ultimate results of these audits impact our estimates of amounts determined to be due to HealthSouth under these reimbursement programs, our provision for claims that are part of this post-payment review process are recorded to Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the consolidated financial statements accompanying the 2014 Form 10-K.
Home Health and Hospice Revenues
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. During the three months ended March 31, 2015 and 2014, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2015	2014
Medicare	83.8%	96.2%
Medicaid	5.6%	—%
Workers’ compensation	—%	0.4%
Managed care and other discount plans, including Medicare Advantage	10.4%	2.0%
Other third-party payors	0.1%	1.4%
Patients	0.1%	—%
Total	100.0%	100.0%
Home health and hospice revenues are earned as services are performed either on an episode of care basis, on a per visit basis, or on a daily basis, depending upon the payment terms and conditions established with each payor for services provided.
Home Health
Under the Medicare home health prospective payment system (“HH-PPS”), we are paid by Medicare based on episodes of care. An episode of care is defined as a length of stay up to 60 days, with multiple continuous episodes allowed. A base episode payment is established by the Medicare program through federal legislation. The base episode payment can be adjusted based on each patient’s health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers, and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies.
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. Revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

March 31, 2015 and December 31, 2014, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Reserves recorded for the outlier cap were not material as of March 31, 2015 and December 31, 2014.
For episodic-based rates that are paid by other insurance carriers, including Medicare Advantage, we recognize revenue in a similar manner as discussed above for Medicare revenues. However, these rates can vary based upon the negotiated terms. For non-episodic-based revenue, gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to our established or estimated per-visit rates. Contractual allowances are recorded for the differences between our standard rates and the applicable contracted rates.
Hospice
Medicare revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Currently, we do not believe we are at risk for exceeding these caps and have not recorded a reserve for these caps as of March 31, 2015 or December 31, 2014.
For non-Medicare hospice revenues, we record gross revenue on an accrual basis based upon the date of service at amounts equal to our established rates or estimated per day rates, as applicable. Contractual adjustments are recorded for the difference between our established rates and the amounts estimated to be realizable from patients and third parties for services provided and are deducted from gross revenue to determine our net service revenue.
We are subject to changes in government legislation that could impact Medicare payment levels and changes in payor patterns that may impact the level and timing of payments for services rendered.
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

	March 31, 2015	December 31, 2014
Medicare	70.7%	72.2%
Medicaid	1.9%	1.8%
Workers' compensation	2.0%	1.9%
Managed care and other discount plans, including Medicare Advantage	20.1%	18.5%
Other third-party payors	3.8%	3.8%
Patients	1.5%	1.8%
Total	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 63% of all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 72% success rate. The resolution of these disputes can take in excess of two years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write off receivables until all collection efforts have been exhausted, we do not write off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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
In March 2015, we acquired Integrity Home Health Care, Inc. (“Integrity”), a home health company with two locations in the Las Vegas, Nevada area. The acquisition, which was funded with cash on hand, was not material to our financial position, results of operations, or cash flows. As a result of this transaction, Goodwill increased by $6.0 million.
This acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in Las Vegas, Nevada and its surrounding area. All of the goodwill resulting from this transaction is deductible for federal income tax purposes. The goodwill reflects our expectations of favorable growth opportunities based on positive demographic trends in this market.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Integrity from the date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 2 to 5 years)	$0.3
Trade name (useful life of 1 year)	0.1
License (useful life of 10 years)	0.9
Goodwill	6.0
Total assets acquired	$7.3
Our reported Net operating revenues and Net income for the three months ended March 31, 2015 include operating results for Integrity from the acquisition date through March 31, 2015. The following table summarizes the results of operations of the above mentioned entity from the date of acquisition included in our consolidated results of operations and the results of operations of the combined entity had the date of the acquisition been January 1, 2014 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entity only: Actual from acquisition date to March 31, 2015	$0.5	$—
Combined entity: Supplemental pro forma from 01/01/2015-03/31/15	741.8	42.6
Combined entity: Supplemental pro forma from 01/01/2014-03/31/14	592.8	46.9
Information regarding the net cash paid for all acquisitions during each period presented is as follows (in millions):

Three Months Ended March 31, 2015
Fair value of assets acquired	$1.3
Goodwill	6.0
Net cash paid for acquisitions	$7.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K for information regarding acquisitions completed in 2014.

3.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2015 and December 31, 2014, we had $9.1 million and $9.4 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in nine partially owned subsidiaries, of which eight are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2015	2014
Net operating revenues	$8.2	$21.3
Operating expenses	(3.9)	(11.2)
Income from continuing operations, net of tax	3.9	18.5
Net income	3.9	18.5

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2015	December 31, 2014
Credit Agreement—
Advances under revolving credit facility	$10.0	$325.0
Term loan facilities	197.5	450.0
Bonds payable—
8.125% Senior Notes due 2020	287.2	287.0
7.75% Senior Notes due 2022	227.1	227.1
5.125% Senior Notes due 2023	300.0	—
5.75% Senior Notes due 2024	864.0	456.2
2.0% Convertible Senior Subordinated Notes due 2043	260.2	258.0
Other notes payable	41.1	41.6
Capital lease obligations	85.2	86.7
	2,272.3	2,131.6
Less: Current portion	(149.8)	(20.8)
Long-term debt, net of current portion	$2,122.5	$2,110.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2015	$145.7	$144.4
2016	20.6	20.6
2017	18.9	18.9
2018	18.7	18.7
2019	342.0	340.4
2020	322.5	262.7
Thereafter	1,451.5	1,466.6
Total	$2,319.9	$2,272.3
In December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass Home Health and Hospice (“Encompass”). See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10‑K. In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 (the “2023 Notes) at a price of 100.0% of the principal amount, which resulted in approximately $295 million in net proceeds from the public offering. The 2023 Notes will be governed by the Base Indenture, as defined in Note 8, Long-term debt, to the consolidated financial statements accompanying the 2014 Form 10-K, and the Fifth Supplemental Indenture dated March 12, 2015. The 2023 Notes mature on March 15, 2023 and bear interest at a per annum rate of 5.125%. Interest on the 2023 Notes is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2015. We may redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018 at the redemption prices set forth below:

Period	Redemption Price*
2018	103.844%
2019	102.563%
2020	101.281%
2021 and thereafter	100.000%
* Expressed in percentage of principal amount
Approximately $135 million of the net proceeds from the offering of the 2023 Notes were invested in short-term interest-bearing instruments and are included in Cash and cash equivalents in our consolidated balance sheet as of March 31, 2015. The remainder of the net proceeds from this offering were initially used to repay borrowings under our revolving credit facility.
On March 11, 2015, we gave notice of, and made an irrevocable commitment for, the redemption of all the outstanding principal amount of our 8.125% Senior Notes due 2020 (the “2020 Notes”). On April 10, 2015, we used the net proceeds from the 2023 Notes offering, a portion of which represented a re-borrowing under our revolving credit facility, along with Cash and cash equivalents on hand, to execute the redemption. Therefore, approximately $160 million of the 2020 Notes were classified as noncurrent as of March 31, 2015. Pursuant to the terms of the 2020 Notes, this redemption was made at a price of 104.063%, which resulted in a total cash outlay of approximately $302 million to retire the $290 million in principal. As a result of this redemption, we expect to record an approximate $19 million Loss on early extinguishment of debt in the second quarter of 2015.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$84.7	$13.5
Net income attributable to noncontrolling interests	2.9	2.0
Distributions declared	(1.7)	(2.5)
Change in fair value	(1.2)	—
Balance at end of period	$84.7	$13.0
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,

	2015	2014
Net income attributable to nonredeemable noncontrolling interests	$13.6	$12.8
Net income attributable to redeemable noncontrolling interests	2.9	2.0
Net income attributable to noncontrolling interests	$16.5	$14.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$0.9	$—	$0.9	$—	M
Other long-term assets:
Restricted marketable securities	50.2	—	50.2	—	M
Redeemable noncontrolling interests	84.7	—	—	84.7	I
As of December 31, 2014
Other current assets:
Current portion of restricted marketable securities	$4.6	$—	$4.6	$—	M
Other long-term assets:
Restricted marketable securities	45.9	—	45.9	—	M
Redeemable noncontrolling interests	84.7	—	—	84.7	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
The fair values of our available-for-sale restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active. The fair value of the Redeemable noncontrolling interest related to our home health segment (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10‑K) is determined using the product of a twelve-month specified performance measure and a specified median market price multiple based on a basket of public health companies. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures. See also Note 5, Redeemable Noncontrolling Interests.
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2015 and March 31, 2014, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2014 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$10.0	$10.0	$325.0	$325.0
Term loan facilities	197.5	197.5	450.0	450.0
8.125% Senior Notes due 2020	287.2	302.1	287.0	302.5
7.75% Senior Notes due 2022	227.1	238.8	227.1	240.7
5.125% Senior Notes due 2023	300.0	305.6	—	—
5.75% Senior Notes due 2024	864.0	887.2	456.2	471.4
2.00% Convertible Senior Subordinated Notes due 2043	260.2	398.2	258.0	358.4
Other notes payable	41.1	41.1	41.6	41.6
Financial commitments:
Letters of credit	—	35.4	—	31.8
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2014 Form 10-K.
See also Note 8, Assets and Liabilities in and Results of Discontinued Operations.

7.	Share-Based Payments
In February 2015, we issued 0.5 million of restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance or market condition. For the awards that include a performance or market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2015, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2014 Form 10-K.

8.	Assets and Liabilities in and Results of Discontinued Operations
In connection with the 2007 sale of our surgery centers division (now known as Surgical Care Affiliates, or “SCA”) to ASC Acquisition LLC, an affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership, we received an option, subject to terms and conditions set forth below, to purchase up to a 5% equity interest in SCA. The price of the option was equal to the original issuance price of the units subscribed for by TPG and certain other co-investors in connection with the acquisition plus a 15% premium, compounded annually. The option had a term of ten years and was exercisable upon certain liquidity events, including a public offering of SCA’s shares of common stock that resulted in 30% or more of SCA’s common stock being listed or traded on a national securities exchange. On November 4, 2013, SCA announced the closing of its initial public offering, which did not reach the 30% threshold to trigger a qualifying liquidity event.
During the second quarter of 2014, we entered into an amendment to the option agreement that required us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

recorded as an asset or liability on our consolidated balance sheet and marked to market each period. As of March 31, 2015 and December 31, 2014, the fair value of this option was $9.5 million and $9.9 million, respectively, and is included in Other current assets and Other long-term assets, respectively, in our condensed consolidated balance sheets. Income from discontinued operations, net of tax for the three months ended March 31, 2015 included a $0.4 million net loss resulting from the change in fair value of this option since December 31, 2014.
On April 1, 2015, TPG closed a secondary offering of SCA common stock, which resulted in greater than 30% of SCA’s common stock being listed or traded on a national securities exchange, and our option became exercisable. On April 9, 2015, we delivered notice of exercise of the option to SCA. On April 13, 2015, SCA settled the net exercise of the option by delivering to us 326,242 shares of SCA common stock. The closing price of the stock on that date was $35.43 per share. These shares are considered available-for-sale-securities.
The fair value of the option as of December 31, 2014 was determined using a lattice model. Inputs into the model included the historical price volatility of SCA’s common stock, the risk-free interest rate, and probability factors for the timing of when the option was expected to be exercisable, or Level 3 inputs. The fair value of the option as of March 31, 2015 was based on its intrinsic value.

9.	Income Taxes
Our Provision for income tax expense of $30.3 million and $32.8 million for the three months ended March 31, 2015 and 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
The $290.7 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2015 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2015, we maintained a valuation allowance of $23.0 million due to uncertainties regarding our ability to utilize a portion of our state net operating losses (“NOLs”) before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our reported federal NOL of $195.6 million (approximately $559 million on a gross basis) as of March 31, 2015 excludes $13.8 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Total remaining gross unrecognized tax benefits were $2.4 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2014	$0.9
Gross amount of increases in unrecognized tax benefits related to prior periods	1.5
Balance at March 31, 2015	$2.4
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. We do

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

not expect a material change in our unrecognized tax benefits within the next 12 months due to the closing of the applicable statutes of limitation.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2015 and 2014 was not material. Accrued interest income related to income taxes as of March 31, 2015 and December 31, 2014 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. As a result of this agreement, the IRS is currently surveying our 2013 federal income tax return and will examine our 2014 return when it is filed. The IRS has previously surveyed our 2012 and 2011 federal income tax returns. We have settled federal income tax examinations with the IRS for all tax years through 2010. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by three states for tax years ranging from 2007 through 2013.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.	Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic:
Numerator:
Income from continuing operations	$59.3	$61.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(16.5)	(14.8)
Less: Income allocated to participating securities	(0.3)	(0.5)
Less: Convertible perpetual preferred stock dividends	(1.6)	(1.6)
Income from continuing operations attributable to HealthSouth common shareholders	40.9	44.7
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.3)	(0.1)
Net income attributable to HealthSouth common shareholders	$40.6	$44.6
Denominator:
Basic weighted average common shares outstanding	87.1	87.3
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.47	$0.51
Discontinued operations	—	—
Net income	$0.47	$0.51

Diluted:
Numerator:
Income from continuing operations	$59.3	$61.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(16.5)	(14.8)
Add: Interest on convertible debt, net of tax	2.3	2.2
Income from continuing operations attributable to HealthSouth common shareholders	45.1	49.0
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.3)	(0.1)
Net income attributable to HealthSouth common shareholders	$44.8	$48.9
Denominator:
Diluted weighted average common shares outstanding	101.1	100.9
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.44	$0.48
Discontinued operations	—	—
Net income	$0.44	$0.48

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	87.1	87.3
Convertible perpetual preferred stock	3.2	3.2
Convertible senior subordinated notes	8.2	8.1
Restricted stock awards, dilutive stock options, restricted stock units, and common stock warrants	2.6	2.3
Diluted weighted average common shares outstanding	101.1	100.9
In October 2014 and February 2015, our board of directors declared a cash dividend of $0.21 per share that was paid in January 2015 and April 2015, respectively. As of March 31, 2015 and December 31, 2014, accrued common stock dividends of $19.1 million and $18.6 million were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
On April 22, 2015, we delivered notice of the exercise of our rights to force conversion of all outstanding shares of our Convertible perpetual preferred stock (par value of $0.10 per share and liquidation preference of $1,000 per share) pursuant to the underlying certificate of designations. The effective date of the conversion was April 23, 2015. On that date, each share of preferred stock automatically converted into 33.9905 shares of our common stock (par value of $0.01 per share). We completed the forced conversion by issuing and delivering in the aggregate 3,271,415 shares of our common stock to the registered holders of the 96,245 shares of the preferred stock outstanding and paying cash in lieu of fractional shares due to those holders.
The indenture underlying our convertible notes includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the convertible notes. The current conversion price of the convertible notes is $38.82 per share, and the conversion rate is 25.7582 for each $1,000 principal amount of the convertible notes.
See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2014 Form 10-K for additional information related to our convertible notes, common stock, common stock warrants, and convertible perpetual preferred stock.

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
General Medicine Action—
On August 16, 2004, General Medicine, P.C. filed a lawsuit in the Circuit Court of Jefferson County, Alabama (the “Alabama Action”) against us captioned General Medicine, P.C. v. HealthSouth Corp. seeking the recovery of allegedly fraudulent transfers involving assets of Horizon/CMS Healthcare Corporation, a former subsidiary of HealthSouth.
General Medicine’s underlying claim against Horizon/CMS originates from a services contract entered into in 1995 between General Medicine and Horizon/CMS whereby General Medicine agreed to provide medical director services to skilled nursing facilities owned by Horizon/CMS for a term of three years. Horizon/CMS terminated the agreement for cause six

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The complaint filed by General Medicine against us in the Alabama Action alleged that while Horizon/CMS was our wholly owned subsidiary, General Medicine was an existing creditor of Horizon/CMS by virtue of the breach of contract claim underlying the Settlement. The complaint also alleged we caused Horizon/CMS to transfer its assets to us for less than a reasonably equivalent value or, in the alternative, with the actual intent to defraud creditors of Horizon/CMS, including General Medicine, in violation of the Alabama Uniform Fraudulent Transfer Act. General Medicine further alleged in its amended complaint that we were liable for the Consent Judgment despite not being a party to it because as Horizon/CMS’s parent we failed to observe corporate formalities in our operation and ownership of Horizon/CMS, misused our control of Horizon/CMS, stripped assets from Horizon/CMS, and engaged in other conduct which amounted to a fraud on Horizon/CMS’s creditors. General Medicine requested relief including recovery of the unpaid amount of the Consent Judgment, the avoidance of the subject transfers of assets, attachment of the assets transferred to us, appointment of a receiver over the transferred properties, and a monetary judgment for the value of properties transferred.
We denied liability to General Medicine and asserted defenses and a counterclaim against General Medicine that the Consent Judgment was the product of collusion by General Medicine and Meadowbrook. Consequently, we asserted that the Consent Judgment was not evidence of a legitimate debt owed by Horizon/CMS to General Medicine that was collectible from HealthSouth under any theory of liability.
The trial in the Alabama Action began on March 9, 2015. On March 22, 2015, we entered into an agreement with General Medicine to settle the Alabama Action. Although the specific terms of this settlement agreement are confidential, both parties agreed to dismiss with prejudice the lawsuit pending in the Circuit Court of Jefferson County, Alabama and to release all claims between the parties. In exchange for General Medicine’s release, we agreed to pay an amount of cash that is not material.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate the amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
Governmental Inquiries and Investigations—
On June 24, 2011, we received a document subpoena addressed to HealthSouth Hospital of Houston, a long-term acute care hospital (“LTCH”) we closed in August 2011, and issued from the Dallas, Texas office of the U.S. Department of Health and Human Services, Office of the Inspector General (the “HHS-OIG”). The subpoena stated it was in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requested documents and materials relating to patient admissions, length of stay, and discharge matters at this closed LTCH. We furnished the documents requested and have heard nothing from the HHS-OIG since December 2012.
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The most recent subpoenas do not include requests for specific patient files. However, in February 2015, the DOJ requested the voluntary production of the medical records of an additional 70 patients, some of whom were treated in hospitals not subject to the subpoenas, and we provided these records.
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

12.	Segment Reporting
As described in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form10-K, on December 31, 2014, we completed the acquisition of Encompass. As a result of this transaction, in the first quarter of 2015, management changed the way it manages and operates the consolidated reporting entity and modified the

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

reports used by our chief operating decision maker to assess performance and allocate resources. These changes required us to revise our segment reporting from our historic presentation of only one reportable segment.
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. Beginning in the first quarter of 2015, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. Prior period information has been adjusted to conform to the current period presentation. Specifically, HealthSouth’s legacy 25 hospital-based home health agencies have been reclassified from our inpatient rehabilitation segment to our home health and hospice segment for all periods presented.
These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 29 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2015, we operate 107 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of March 31, 2015, we provide home health and hospice services in 164 locations across 16 states. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Basis of Presentation, “Net Operating Revenues” and “Accounts Receivable and Allowance for Doubtful Accounts” to these condensed consolidated financial statements and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2014 Form 10-K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the payor composition of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Net operating revenues	$630.3	$584.5	$110.3	$6.7
Less: Provision for doubtful accounts	(11.0)	(7.4)	(0.6)	(0.1)
Net operating revenues less provision for doubtful accounts	619.3	577.1	109.7	6.6
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	306.4	280.9	—	—
Other operating expenses	95.2	82.7	—	—
Supplies	29.8	27.5	—	—
Occupancy costs	10.4	10.4	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	53.4	4.2
Support and overhead costs	—	—	38.1	1.7
	441.8	401.5	91.5	5.9
Other income	(0.5)	(1.7)	—	—
Equity in net income of nonconsolidated affiliates	(1.6)	(4.3)	—	—
Noncontrolling interests	15.2	14.7	1.3	0.1
Segment Adjusted EBITDA	$164.4	$166.9	$16.9	$0.6

Capital expenditures	$26.3	$63.6	$0.3	$—

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of March 31, 2015
Total assets	$2,762.5	$879.7	$3,577.9
Investments in and advances to nonconsolidated affiliates	9.1	—	9.1
As of December 31, 2014
Total assets	$2,596.8	$876.3	$3,408.8
Investments in and advances to nonconsolidated affiliates	9.4	—	9.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended March 31,
	2015	2014
Total segment Adjusted EBITDA	$181.3	$167.5
General and administrative expenses	(34.6)	(30.7)
Depreciation and amortization	(31.9)	(26.4)
Gain (loss) on disposal or impairment of assets	1.5	(1.3)
Government, class action, and related settlements	(8.0)	—
Professional fees - accounting, tax, and legal	(2.2)	(1.6)
Loss on early extinguishment of debt	(1.2)	—
Interest expense and amortization of debt discounts and fees	(31.8)	(27.9)
Net income attributable to noncontrolling interests	16.5	14.8
Income from continuing operations before income tax expense	$89.6	$94.4

	March 31, 2015	December 31, 2014
Total assets for reportable segments	$3,642.2	$3,473.1
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(64.3)	(64.3)
Total consolidated assets	$3,577.9	$3,408.8
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2015	2014
Inpatient rehabilitation:
Inpatient	$606.6	$558.2
Outpatient and other	23.7	26.3
Total inpatient rehabilitation	630.3	584.5
Home health and hospice:
Home health	103.9	6.7
Hospice	6.4	—
Total home health and hospice	110.3	6.7
Total net operating revenues	$740.6	$591.2

13.	Condensed Consolidating Financial Information
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
In the first quarter of 2015, we revised our condensed consolidating balance sheet as of December 31, 2014 to correct the classification of $51.4 million of net noncurrent deferred tax liabilities of our Nonguarantor Subsidiaries from noncurrent Deferred income tax assets to Other long-term liabilities. The impact of this revision was to increase total assets and increase liabilities for Nonguarantor Subsidiaries, with an offset to Eliminating Entries. This revision is not material to the related financial statements as of and for the year ended December 31, 2014 and had no impact on our condensed consolidated balance sheet as of December 31, 2014.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.3	$456.8	$303.2	$(24.7)	$740.6
Less: Provision for doubtful accounts	—	(9.0)	(2.6)	—	(11.6)
Net operating revenues less provision for doubtful accounts	5.3	447.8	300.6	(24.7)	729.0
Operating expenses:
Salaries and benefits	8.1	211.1	170.0	(4.1)	385.1
Other operating expenses	9.5	63.1	41.0	(10.4)	103.2
Occupancy costs	1.1	15.3	5.9	(10.2)	12.1
Supplies	—	20.8	10.6	—	31.4
General and administrative expenses	34.3	—	0.3	—	34.6
Depreciation and amortization	2.3	19.1	10.5	—	31.9
Government, class action, and related settlements	8.0	—	—	—	8.0
Professional fees—accounting, tax, and legal	2.2	—	—	—	2.2
Total operating expenses	65.5	329.4	238.3	(24.7)	608.5
Loss on early extinguishment of debt	1.2	—	—	—	1.2
Interest expense and amortization of debt discounts and fees	29.2	2.3	2.7	(2.4)	31.8
Other income	(2.3)	—	(0.6)	2.4	(0.5)
Equity in net income of nonconsolidated affiliates	—	(1.6)	—	—	(1.6)
Equity in net income of consolidated affiliates	(78.6)	(8.1)	—	86.7	—
Management fees	(28.5)	21.7	6.8	—	—
Income from continuing operations before income tax (benefit) expense	18.8	104.1	53.4	(86.7)	89.6
Provision for income tax (benefit) expense	(24.0)	39.6	14.7	—	30.3
Income from continuing operations	42.8	64.5	38.7	(86.7)	59.3
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net Income	42.5	64.5	38.7	(86.7)	59.0
Less: Net income attributable to noncontrolling interests	—	—	(16.5)	—	(16.5)
Net income attributable to HealthSouth	$42.5	$64.5	$22.2	$(86.7)	$42.5
Comprehensive income	$42.6	$64.5	$38.7	$(86.7)	$59.1
Comprehensive income attributable to HealthSouth	$42.6	$64.5	$22.2	$(86.7)	$42.6

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$189.6	$1.0	17.7	$—	$208.3
Accounts receivable, net	—	214.1	123.8	—	337.9
Deferred income tax assets	125.3	39.8	23.3	—	188.4
Other current assets	67.6	16.7	119.1	(72.0)	131.4
Total current assets	382.5	271.6	283.9	(72.0)	866.0
Property and equipment, net	13.7	744.6	254.0	—	1,012.3
Goodwill	—	279.6	810.4	—	1,090.0
Intangible assets, net	11.4	53.0	243.2	—	307.6
Deferred income tax assets	136.2	17.5	—	(51.4)	102.3
Other long-term assets	463.0	48.1	73.8	(385.2)	199.7
Intercompany receivable and investments in consolidated affiliates	1,937.1	—	—	(1,937.1)	—
Total assets	$2,943.9	$1,414.4	$1,665.3	$(2,445.7)	$3,577.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$156.6	$4.2	$6.5	$(17.5)	149.8
Accounts payable	8.9	30.3	15.9	—	55.1
Accrued expenses and other current liabilities	141.4	68.6	137.2	(54.5)	292.7
Total current liabilities	306.9	103.1	159.6	(72.0)	497.6
Long-term debt, net of current portion	2,007.5	82.7	417.5	(385.2)	2,122.5
Other long-term liabilities	44.0	12.5	134.4	(51.4)	139.5
Intercompany payable	—	322.3	210.6	(532.9)	—
	2,358.4	520.6	922.1	(1,041.5)	2,759.6
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	84.7	—	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	492.3	893.8	510.4	(1,404.2)	492.3
Noncontrolling interests	—	—	148.1	—	148.1
Total shareholders’ equity	492.3	893.8	658.5	(1,404.2)	640.4
Total liabilities and shareholders’ equity	$2,943.9	$1,414.4	$1,665.3	$(2,445.7)	$3,577.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.9	$1.5	$23.3	$—	$66.7
Accounts receivable, net	—	202.6	120.6	—	323.2
Deferred income tax assets	125.0	39.8	23.6	—	188.4
Other current assets	30.9	15.1	81.1	(18.8)	108.3
Total current assets	197.8	259.0	248.6	(18.8)	686.6
Property and equipment, net	16.1	752.0	251.6	—	1,019.7
Goodwill	—	279.6	804.4	—	1,084.0
Intangible assets, net	11.3	50.6	244.2	—	306.1
Deferred income tax assets	163.3	17.5	—	(51.4)	129.4
Other long-term assets	461.3	42.5	64.3	(385.1)	183.0
Intercompany receivable and investments in consolidated affiliates	1,898.7	—	—	(1,898.7)	—
Total assets	$2,748.5	$1,401.2	$1,613.1	$(2,354.0)	$3,408.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$27.9	$4.2	$6.2	$(17.5)	$20.8
Accounts payable	9.3	29.5	14.6	—	53.4
Accrued expenses and other current liabilities	107.1	72.6	111.7	(1.3)	290.1
Total current liabilities	144.3	106.3	132.5	(18.8)	364.3
Long-term debt, net of current portion	1,993.7	83.9	418.3	(385.1)	2,110.8
Other long-term liabilities	44.1	12.7	130.9	(51.4)	136.3
Intercompany payable	—	368.7	195.5	(564.2)	—
	2,182.1	571.6	877.2	(1,019.5)	2,611.4
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	84.7	—	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	473.2	829.6	504.9	(1,334.5)	473.2
Noncontrolling interests	—	—	146.3	—	146.3
Total shareholders’ equity	473.2	829.6	651.2	(1,334.5)	619.5
Total liabilities and shareholders’ equity	$2,748.5	$1,401.2	$1,613.1	$(2,354.0)	$3,408.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$6.5	$53.0	$42.4	$0.1	$102.0
Cash flows from investing activities:
Purchases of property and equipment	(2.4)	(8.2)	(7.1)	—	(17.7)
Capitalized software costs	(8.8)	—	(0.1)	—	(8.9)
Acquisition of business, net of cash acquired	—	—	(7.3)	—	(7.3)
Net change in restricted cash	—	—	(15.0)	—	(15.0)
Other	—	3.5	(0.3)	—	3.2
Net cash used in investing activities	(11.2)	(4.7)	(29.8)	—	(45.7)
Cash flows from financing activities:
Proceeds from bond issuance	700.0	—	—	—	700.0
Principal payments on debt, including pre-payments	(252.5)	(0.4)	—	—	(252.9)
Borrowings on revolving credit facility	35.0	—	—	—	35.0
Payments on revolving credit facility	(350.0)	—	—	—	(350.0)
Debt amendment and issue costs	(13.7)	—	—	—	(13.7)
Dividends paid on common stock	(18.6)	—	—	—	(18.6)
Dividends paid on convertible perpetual preferred stock	(1.6)	—	—	—	(1.6)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.2)	—	(13.2)
Other	1.7	(0.6)	(0.7)	(0.1)	0.3
Change in intercompany advances	52.1	(47.8)	(4.3)	—	—
Net cash provided by (used in) financing activities	152.4	(48.8)	(18.2)	(0.1)	85.3
Increase (decrease) in cash and cash equivalents	147.7	(0.5)	(5.6)	—	141.6
Cash and cash equivalents at beginning of period	41.9	1.5	23.3	—	66.7
Cash and cash equivalents at end of period	$189.6	$1.0	$17.7	$—	$208.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$18.4	$59.2	$29.5	$—	$107.1
Cash flows from investing activities:
Purchases of property and equipment	(7.6)	(38.9)	(10.1)	—	(56.6)
Capitalized software costs	(2.1)	(1.5)	(3.4)	—	(7.0)
Net change in restricted cash	—	—	(5.5)	—	(5.5)
Other	0.9	2.2	(1.8)	—	1.3
Net cash used in investing activities	(8.8)	(38.2)	(20.8)	—	(67.8)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	—	(0.4)	(0.9)	—	(1.3)
Borrowings on revolving credit facility	40.0	—	—	—	40.0
Payments on revolving credit facility	(42.0)	—	—	—	(42.0)
Repurchases of common stock, including fees and expenses	(26.3)	—	—	—	(26.3)
Dividends paid on common stock	(15.8)	—	—	—	(15.8)
Dividends paid on convertible perpetual preferred stock	(1.6)	—	—	—	(1.6)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(12.0)	—	(12.0)
Proceeds from exercising stock warrants	6.3	—	—	—	6.3
Other	3.5	(0.6)	(0.9)	—	2.0
Change in intercompany advances	17.2	(22.0)	4.8	—	—
Net cash used in financing activities	(18.7)	(23.0)	(9.0)	—	(50.7)
Decrease in cash and cash equivalents	(9.1)	(2.0)	(0.3)	—	(11.4)
Cash and cash equivalents at beginning of period	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of period	$51.4	$0.3	$1.4	$—	$53.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, to the 2014 Form 10-K.
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 33 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2014 Form 10-K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of March 31, 2015, we operated 107 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 85% of our Net operating revenues for the three months ended March 31, 2015.
Home Health and Hospice
We are the nation’s fifth largest provider of Medicare-certified skilled home health services. As of March 31, 2015, we provide home health and hospice services in 164 locations across 16 states. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 15% of our Net operating revenues for the three months ended March 31, 2015.
2015 Overview
Our 2015 strategy focuses on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals, home health agencies, and hospice agencies;

•
expanding our services to more patients who require post-acute healthcare services by constructing and acquiring new hospitals in new markets and acquiring home health and hospice agencies in new markets;

•	continuing our shareholder value-enhancing strategies such as common stock dividends and repurchases of our common stock; and

•
positioning the Company for continued success in the evolving healthcare delivery system. This preparation includes continuing the installation of our electronic clinical information system in our hospitals which allows for interfaces with all major acute care electronic medical record systems and health information exchanges and participating in bundling projects and Accountable Care Organizations (“ACOs”).

During the three months ended March 31, 2015, Net operating revenues increased by 25.3% over the same period of 2014 due primarily to our acquisition of Encompass Home Health and Hospice (“Encompass”) on December 31, 2014 (See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K). Within our inpatient rehabilitation segment, discharge growth of 6.8% coupled with a 1.8% increase in net patient revenue per discharge in the first quarter of 2015 generated 8.7% growth in net patient revenue from our hospitals compared to the first quarter of 2014. Discharge growth included a 2.9% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database. The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. Thus, period-over-period growth in all operating results and performance metrics resulted from our acquisition of Encompass. Re-hospitalization rates at our home health agencies continued to be approximately 260 basis points lower than the national average.
Our growth efforts in 2015 are off to a strong start. Specifically, we:

•
began operating the inpatient rehabilitation hospital at Memorial University Medical Center in Savannah, Georgia with our joint venture partner, Memorial Health, on April 1, 2015. The joint venture will build a new, 50-bed replacement inpatient rehabilitation hospital, which is expected to be completed in the first half of 2016;

•
entered into an agreement to acquire Cardinal Hill Rehabilitation Hospital, comprised of 158 licensed inpatient rehabilitation beds and 74 licensed skilled nursing beds, in Lexington, Kentucky. This transaction closed on May 1, 2015;

•	acquired, in March 2015, Integrity Home Health Care, Inc., a home health company with two locations in the Las Vegas, Nevada area; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Franklin, Tennessee	40	Q4 2014	Q4 2015
Modesto, California	50	Q1 2015	Q2 2016
Murrieta, California*	50	Second half of 2017	Second half of 2018
*In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
In addition to our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we:

•
issued, in January 2015, an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility and

•
issued, in March 2015, $300 million of 5.125% Senior Notes due 2023 at a price of 100.0% of the principal amount and, in April 2015, used the net proceeds from the issuance along with cash on hand to redeem all the outstanding principal of our 8.125% Senior Notes due 2020.

For additional information regarding these actions, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.

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
Second, we are an industry leader in the growing post-acute sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, and the application of rehabilitative technology. As the fifth largest provider of Medicare-certified skilled home health services, we believe we differentiate ourselves from our competitors by virtue of our scale and density in the markets we serve, the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consumating and integrating acquisitions.
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of March 31, 2015, we had installed this system in 67 of our 107 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the home health provider to one newly formed ACO serving 20,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2014 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2019. Our balance sheet remains strong. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including bed additions, de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, common stock dividends, repurchases of our common stock, and repayments of long-term debt.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
The healthcare industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” of the 2014 Form 10‑K) to identify and implement workable coordinated care delivery models. Our view is that successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to changes and continue to succeed in a highly regulated industry, and we have a proven track record of doing so.
As we continue to execute our business plan, the following are some of the challenges we face:

•
Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals and agencies. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers.

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
Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2015 and beyond. Additionally, many legislators in the United States House of Representatives and the United States Senate continue to express the policy objective of modifying or repealing the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). At this time, it is unclear what, if any, of the Medicare-related changes may ultimately be enacted and signed into law by the President, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally or post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the 2010 Healthcare Reform Laws will result from future budget and other legislative initiatives.
On April 16, 2015, the President signed into law the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act, which repealed the statutory mechanism providing for annual automatic adjustments to the Medicare physician fee schedule using a sustainable growth rate formula that has historically resulted in annual deep cuts to physician reimbursement rates, a consequence of which has been the so-called “doc fixes” passed by Congress annually since 2002 to override those automatic adjustments. The primary impact of this act on post-acute care providers is a mandated market basket update of +1.0% in 2018 for rehabilitation hospitals as well as home health and hospice agencies.
On April 23, 2015, CMS released its notice of proposed rulemaking for fiscal year 2016 (the “2016 Rule”) for inpatient rehabilitation facilities (“IRFs”) under the prospective payment system (“IRF-PPS”). The proposed rule would implement a net 1.9% market basket increase effective for discharges between October 1, 2015 and September 30, 2016, calculated as follows:

Market basket update	2.7%
Healthcare reform reduction	20 basis points
Productivity adjustment	60 basis points
The proposed rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed loss threshold. The proposed rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the proposed rule’s release and incorporates other adjustments included in the proposed rule, we believe the 2016 Rule will result in a net increase to our Medicare payment rates of approximately 2.0% effective October 1, 2015, prior to the impact of sequestration.

Additionally, the proposed rule contains changes that could affect us in future years. For example, CMS proposed, beginning on October 1, 2016, six additional quality reporting measures, the reporting of which will require additional time and expense. CMS also proposed an IRF-specific market basket that could, in a given year, result in a higher or lower pricing update than the current market basket methodologies.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2014 Form 10‑K and Note 11, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2014 Form 10-K. Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notably for us are the reductions to our hospitals’ annual market basket updates, including productivity adjustments, mandated reductions to home health and hospice Medicare reimbursements, and future payment reforms such as ACOs and bundled payments.

The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care delivery models. In a coordinated care delivery model, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are positioning the Company in preparation for whatever changes are ultimately made to the delivery system. We are currently participating in several coordinated care delivery model initiatives and are exploring ACO participation in several others. We have 103 IRFs accepted into Phase 1 of Model 3 of the United States Centers for Medicare and Medicaid Services (“CMS”) Bundled Payments for Care Improvement (“BPCI”) initiative. Five of our IRFs began participating in Phase 2 of this initiative in April 2015. On April 13, 2015, we began the process to seek acceptance into Phase 2 of this initiative for three IRFs with a July 2015 start date. Ten of our home health agencies began participating in Phase 2 of Model 3 of the BPCI initiative in April 2014. In April 2015, we began the process to seek acceptance into Phase 2 of this initiative for 42 additional home health agencies with a July 2015 start date. In addition, we have partnered as the home health provider with Premier PHC™, an ACO serving 20,000 Medicare patients.
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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2014 Form 10-K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services.

See also Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2014 Form 10‑K.
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are positioned to continue to grow, adapt to external events, and create value for our shareholders in 2015 and beyond.
Results of Operations
Payor Mix
During the three months ended March 31, 2015 and 2014, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2015	2014
Medicare	74.9%	75.2%
Medicaid	2.6%	1.3%
Workers’ compensation	0.9%	1.3%
Managed care and other discount plans, including Medicare Advantage	18.2%	18.1%
Other third-party payors	1.5%	1.6%
Patients	0.7%	1.0%
Other income	1.2%	1.5%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2014 Form 10-K.

Our Results
For the three months ended March 31, 2015 and 2014, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues	$740.6	$591.2	25.3%
Less: Provision for doubtful accounts	(11.6)	(7.5)	54.7%
Net operating revenues less provision for doubtful accounts	729.0	583.7	24.9%
Operating expenses:
Salaries and benefits	385.1	286.1	34.6%
Other operating expenses	103.2	84.5	22.1%
Occupancy costs	12.1	10.5	15.2%
Supplies	31.4	27.6	13.8%
General and administrative expenses	34.6	30.7	12.7%
Depreciation and amortization	31.9	26.4	20.8%
Government, class action, and related settlements	8.0	—	N/A
Professional fees—accounting, tax, and legal	2.2	1.6	37.5%
Total operating expenses	608.5	467.4	30.2%
Loss on early extinguishment of debt	1.2	—	N/A
Interest expense and amortization of debt discounts and fees	31.8	27.9	14.0%
Other income	(0.5)	(1.7)	(70.6)%
Equity in net income of nonconsolidated affiliates	(1.6)	(4.3)	(62.8)%
Income from continuing operations before income tax expense	89.6	94.4	(5.1)%
Provision for income tax expense	30.3	32.8	(7.6)%
Income from continuing operations	59.3	61.6	(3.7)%
Loss from discontinued operations, net of tax	(0.3)	(0.1)	200.0%
Net income	59.0	61.5	(4.1)%
Less: Net income attributable to noncontrolling interests	(16.5)	(14.8)	11.5%
Net income attributable to HealthSouth	$42.5	$46.7	(9.0)%
Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2015	2014
Provision for doubtful accounts	1.6%	1.3%
Operating expenses:
Salaries and benefits	52.0%	48.4%
Other operating expenses	13.9%	14.3%
Occupancy costs	1.6%	1.8%
Supplies	4.2%	4.7%
General and administrative expenses	4.7%	5.2%
Depreciation and amortization	4.3%	4.5%
Government, class action, and related settlements	1.1%	—%
Professional fees—accounting, tax, and legal	0.3%	0.3%
Total operating expenses	82.2%	79.1%

In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals and agencies open throughout both the full current periods and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
Net Operating Revenues
Our consolidated Net operating revenues increased by $149.4 million, or 25.3%, in the first quarter of 2015 compared to the first quarter of 2014. Approximately $103 million of this increase resulted from our acquisition of Encompass on December 31, 2014. The remainder of the increase came from increased revenues from our hospitals. Net operating revenues from our hospitals were 8.7% higher for the first quarter of 2015 compared to the same quarter of 2014. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
Our Provision for doubtful accounts increased in the first quarter of 2015 compared to the first quarter of 2014 due to additional pre-payment claims denials by Medicare Administrative Contractors and continued delays of approximately three years in the adjudication process at the administrative law judge hearing level.
Salaries and Benefits
Salaries and benefits increased in the first quarter of 2015 compared to the same quarter of 2014 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2014 hospital development activities, the acquisition of Encompass, and a 2.25% merit increase given to all eligible nonmanagement employees effective October 1, 2014. Full-time equivalents also increased due to hospital staffing additions to ensure compliance with new Medicare quality reporting requirements and the creation of a new medical services department.
Salaries and benefits as a percent of Net operating revenues increased by 360 basis points primarily as a result of the acquisition of Encompass, start-up costs associated with our de novo hospitals that opened in the fourth quarter of 2014, and the additional staff associated with Medicare quality reporting and the medical services department.
Other Operating Expenses
Other operating expenses increased in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the acquisition of Encompass, increased patient volumes at our hospitals, settlement of an employee sexual harassment matter that was not covered by insurance, and the ongoing implementation of our clinical information system. As a percent of Net operating revenues, Other operating expenses decreased during the first quarter of 2015 compared to the first quarter of 2014 due to increased revenues, primarily as a result of the acquisition of Encompass.
Occupancy Costs
Occupancy costs increased in the first quarter of 2015 compared to the first quarter of 2014 due to the acquisition of Encompass. As a percent of Net operating revenues, Occupancy costs decreased period over period due to our increasing revenue, primarily as a result of the acquisition of Encompass.
Supplies
Supplies increased in the first quarter of 2015 compared to the same quarter of 2014 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues in the first quarter of 2015 compared to the first quarter of 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
General and Administrative Expenses
General and administrative expenses increased in the first quarter of 2015 compared to the same quarter of 2014 due primarily to increased expenses associated with stock-based compensation and our Senior Management Bonus Plan discussed in Note 14, Employee Benefit Plans, to the consolidated financial statements accompanying the 2014 Form 10-K. General and administrative expenses decreased as a percent of Net operating revenues in the first quarter of 2015 compared to the first quarter of 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.

Depreciation and Amortization
Depreciation and amortization increased during the first quarter of 2015 compared to the same quarter of 2014 due to our capital expenditures and development activities throughout 2014 and the first quarter of 2015.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in 2015 resulted from a settlement discussed in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Professional Fees—Accounting, Tax, and Legal
Professional Fees—Accounting, Tax, and Legal in each period presented related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2014 Form 10-K.
Loss on Early Extinguishment of Debt
In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
In April 2015, we used the net proceeds from the offering of 5.125% Senior Notes due 2023 along with cash on hand to execute the redemption of our 8.125% Senior Notes due 2020. As a result of this redemption, we expect to record an approximate $19 million Loss on early extinguishment of debt in the second quarter of 2015.
See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in the first quarter of 2015 compared to the first quarter of 2014 resulted from an increase in average borrowings offset by a lower average cash interest rate. Average borrowings increased due to our use of debt to fund the acquisition of Encompass. Our average cash interest rate decreased from 6.6% in the first quarter of 2014 to 5.2% in the first quarter of 2015 due to our redemption of our 7.25% Senior Notes due 2018 in October 2014 as well as the redemption of approximately $25 million of our 7.75% Senior Notes due 2022 in December 2014. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
Other Income
Other income for the first quarter of 2014 included an approximate $1 million gain from the sale of an investment.
Equity in Net Income of Nonconsolidated Affiliates
The decrease in Equity in Net Income of Nonconsolidated Affiliates in the first quarter of 2015 compared to the first quarter of 2014 primarily resulted from our increased ownership in and consolidation of Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts in the second quarter of 2014. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K. Equity in Net Income of Nonconsolidated Affiliates for the first quarter of 2014 included an approximate $1 million gain from the sale of the underlying assets of an equity investment.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in the first quarter of 2015 decreased slightly over the first quarter of 2014 as our continued revenue growth was offset by increases in bad debt expense, depreciation and amortization, and interest, as well as the litigation settlements discussed above.

Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $15 million to $20 million, net of refunds, for 2015. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended March 31, 2015 and 2014, current income tax expense was $3.5 million and $3.6 million, respectively.
Our Provision for income tax expense of $30.3 million and $32.8 million for the three months ended March 31, 2015 and 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $2.4 million and $0.9 million as of March 31, 2015 and December 31, 2014, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2014 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests in the first quarter of 2015 compared to the first quarter of 2014 primarily resulted from our acquisition of Encompass on December 31, 2014. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. Beginning in the first quarter of 2015, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. Prior period information has been adjusted to conform to the current period presentation. Specifically, HealthSouth’s legacy 25 hospital-based home health agencies have been reclassified from our inpatient rehabilitation segment to our home health and hospice segment for all periods presented. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 12, Segment Reporting, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited).

Inpatient Rehabilitation
During the three months ended March 31, 2015 and 2014, our inpatient rehabilitation segment derived its net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2015	2014
Medicare	73.5%	74.8%
Medicaid	2.0%	1.3%
Workers’ compensation	1.1%	1.3%
Managed care and other discount plans, including Medicare Advantage	19.5%	18.3%
Other third-party payors	1.7%	1.6%
Patients	0.8%	1.1%
Other income	1.4%	1.6%
Total	100.0%	100.0%
Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$606.6	$558.2	8.7%
Outpatient and other	23.7	26.3	(9.9)%
Inpatient rehabilitation segment revenues	630.3	584.5	7.8%
Less: Provision for doubtful accounts	(11.0)	(7.4)	48.6%
Net operating revenues less provision for doubtful accounts	619.3	577.1	7.3%
Operating expenses:
Salaries and benefits	306.4	280.9	9.1%
Other operating expenses	95.2	82.7	15.1%
Occupancy costs	29.8	27.5	8.4%
Supplies	10.4	10.4	—%
Other income	(0.5)	(1.7)	(70.6)%
Equity in net income of nonconsolidated affiliates	(1.6)	(4.3)	(62.8)%
Noncontrolling interests	15.2	14.7	3.4%
Segment Adjusted EBITDA	$164.4	$166.9	(1.5)%

	(Actual Amounts)
Discharges	35,116	32,889	6.8%
Net patient revenue per discharge	$17,274	$16,972	1.8%
Outpatient visits	131,353	142,693	(7.9)%
Average length of stay (days)	13.3	13.4	(0.7)%
Occupancy %	72.8%	71.9%	1.3%
# of licensed beds	7,100	6,825	4.0%
Full-time equivalents*	17,002	16,078	5.7%
Employees per occupied bed	3.31	3.29	0.6%

*
Excludes approximately 400 full-time equivalents in each period who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net patient revenue from our hospitals was 8.7% higher for the first quarter of 2015 compared to the same quarter of 2014. This increase was attributable to a 6.8% increase in patient discharges and a 1.8% increase in net patient revenue per discharge. Discharge growth included a 2.9% increase in same-store discharges. Same-store discharge growth was negatively impacted by the closure of 40 skilled nursing facility beds in June 2014 (30 basis points). As disclosed previously, winter storms negatively impacted same-store discharges in the first quarter of 2014 by approximately 100 basis points. Discharge growth included a 3.9% increase in new-store discharges. Approximately 200 basis points of discharge growth from new stores resulted from the consolidation of Fairlawn effective June 1, 2014, with the remainder resulting from three de novo hospitals that opened in the fourth quarter of 2014 (Altamonte Springs, Florida; Newnan, Georgia; and Middletown, Delaware) and our acquisition of Quillen Rehabilitation Hospital (“Quillen”) in Johnson City, Tennessee in November 2014. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K for information regarding Fairlawn and Quillen. The increase in net patient revenue per discharge resulted from Medicare and managed care price adjustments.
Adjusted EBITDA
The decrease in Adjusted EBITDA in the first quarter of 2015 compared to the first quarter of 2014 primarily resulted from increased bad debt expense, settlement of an employee sexual harassment matter that was not covered by insurance, and incremental costs associated with investments in our operating platform, including a contractual increase in costs associated with the ongoing implementation of our electronic clinical information system, the addition of staff at our hospitals to ensure compliance with new CMS quality reporting requirements, the creation of a new medical services department, and costs associated with our participation in CMS’ Model 3 bundling pilot initiative. As discussed in the “Results of Operations—Provision for Doubtful Accounts” section of this Item, the increase in bad debt expense continues to result from pre-payment claims denials by Medicare Administrative Contractors and continued delays of approximately three years in the adjudication process at the administrative law judge hearing level. Adjusted EBITDA for the first quarter of 2014 included approximately $2 million from the sale of two investments.
Home Health and Hospice
During the three months ended March 31, 2015 and 2014, our home health and hospice segment derived its net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2015	2014
Medicare	83.8%	96.2%
Medicaid	5.6%	—%
Workers’ compensation	—%	0.4%
Managed care and other discount plans, including Medicare Advantage	10.4%	2.0%
Other third-party payors	0.1%	1.4%
Patients	0.1%	—%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,		Percentage Change
	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$103.9	$6.7	NMF
Hospice	6.4	—	N/A
Home health and hospice segment revenues	110.3	6.7	NMF
Less: Provision for doubtful accounts	(0.6)	(0.1)	NMF
Net operating revenues less provision for doubtful accounts	109.7	6.6	NMF
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	53.4	4.2	NMF
Support and overhead costs	38.1	1.7	NMF
Noncontrolling interests	1.3	0.1	NMF
Segment Adjusted EBITDA	$16.9	$0.6	NMF

	(Actual Amounts)
Home health:
Admissions	16,499	1,900	NMF
Recertifications	14,485	237	NMF
Episodes	29,512	2,035	NMF
Average revenue per episode	$3,102	$3,178	(2.4)%
Episodic visits per episode	19.6	18.7	4.8%
Total visits	630,999	39,477	NMF
Cost per visit	$71	$108	(34.3)%
Hospice:
Admissions	624	N/A	N/A
Patient days	40,898	N/A	N/A
Revenue per day	$156	N/A	N/A
The increase in Net operating revenues and Adjusted EBITDA during the first quarter of 2015 compared to the first quarter of 2014 was due to our acquisition of Encompass on December 31, 2014 (See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K). Because of this acquisition, variances in the above table are considered to be not meaningful figures and are labeled as “NMF.”
Results of Discontinued Operations
For information regarding discontinued operations, see Note 8, Assets and Liabilities in and Results of Discontinued Operations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 15, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2014 Form 10-K.
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
Consistent with these objectives, in December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass (See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10‑K). In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 (the “2023 Notes) at a price of 100.0% of the principal amount, which resulted in approximately $295 million in net proceeds from the public offering. On March 11, 2015, we gave notice of, and made an irrevocable commitment for, the redemption of all the outstanding principal amount of our 8.125% Senior Notes due 2020 (the “2020 Notes”). On April 10, 2015, we used the net proceeds from the 2023 Notes offering along with cash on hand to execute the redemption. Pursuant to the terms of the 2020 Notes, this redemption was made at a price of 104.063%, which resulted in a total cash outlay of approximately $302 million to retire the $290 million in principal. As a result of this redemption, we expect to record an approximate $19 million Loss on early extinguishment of debt in the second quarter of 2015.
During the period between the closing of the 2023 Notes offering on March 12, 2015 and the redemption of the 2020 Notes on April 10, 2015, we used the net proceeds from the 2023 Notes offering to repay borrowings under our revolving credit facility and to invest in short-term interest-bearing instruments.
On April 22, 2015, we delivered notice of the exercise of our rights to force conversion of all outstanding shares of our Convertible perpetual preferred stock (par value of $0.10 per share and liquidation preference of $1,000 per share) pursuant to the underlying certificate of designations. The effective date of the conversion was April 23, 2015. On that date, each share of preferred stock automatically converted into 33.9905 shares of our common stock (par value of $0.01 per share). We completed the forced conversion by issuing and delivering in the aggregate 3,271,415 shares of our common stock to the registered holders of the 96,245 shares of the preferred stock outstanding and paying cash in lieu of fractional shares due to those holders. The conversion will increase the number of basic shares outstanding by 3,271,415 and will not change the diluted share count. On an annual basis, the conversion of the preferred stock to common stock is expected to result in a net positive cash impact of $3.5 million for the difference between preferred dividends and common dividends on these shares, based on the current common dividend level.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2019. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
For additional information regarding our indebtedness, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
Current Liquidity
As of March 31, 2015, we had $208.3 million in Cash and cash equivalents. This amount included approximately $135 million of proceeds from the public offering of the 2023 Notes in March 2015. As discussed above, in April 2015, we used the net proceeds along with cash on hand to redeem the outstanding principal amount of our 2020 Notes. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Cash and cash equivalents as of March 31, 2015 excluded $60.6 million in restricted cash and $51.1 million of restricted marketable securities ($0.9 million included in Other current assets and $50.2 million included in Other long-term assets in our condensed consolidated balance sheet as of March 31, 2015). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2014 Form 10-K.

In addition to Cash and cash equivalents, as of March 31, 2015, we had approximately $555 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2015, the maximum leverage ratio requirement per our credit agreement was 4.25x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2015, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, and adjusting for the redemption of the 2020 Notes, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2019, and our bonds, after the redemption of the 2020 Notes in April 2015 as described above, all mature in 2022 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2015.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common stock and common stock dividends, including the potential growth of the quarterly cash dividend on our common stock, recognizing that these actions may increase our leverage ratio. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.
See Item 1A, Risk Factors, of the 2014 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$102.0	$107.1
Net cash used in investing activities	(45.7)	(67.8)
Net cash provided by (used in) financing activities	85.3	(50.7)
Increase (decrease) in cash and cash equivalents	$141.6	$(11.4)
Operating activities. The decrease in Net cash provided by operating activities for the three months ended March 31, 2015 compared to the same period of 2014 primarily resulted from $17.7 million in transaction costs and related assumed liabilities associated with the acquisition of Encompass on December 31, 2014 as well as increases in working capital and cash interest expense. Increased working capital primarily resulted from payroll tax withholdings related to the vesting of employee restricted stock awards and growth in accounts receivable due to additional claims denials by Medicare Administrative Contractors and continued delays at the administrative law judge hearing level. See Item 1, Business, “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation,” of the 2014 Form 10‑K. Higher cash interest expense resulted from the debt used to fund the acquisition of Encompass.
Investing activities. The decrease in Net cash used in investing activities during the three months ended March 31, 2015 compared to the same period of 2014 primarily resulted from the timing of capital expenditures. Capital expenditures for the first quarter of 2014 included approximately $12 million of hospital and technology equipment that was received in 2013 but not paid for until 2014.
Financing activities. The increase in Net cash provided by financing activities during the three months ended March 31, 2015 compared to the same period of 2014 primarily resulted from the public offering of 2023 Notes, as discussed above and in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Net cash used in financing activities for the three months ended March 31, 2014 included $26.3 million for repurchases of 0.8 million shares of common stock.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2015 are as follows (in millions):

	Total	April 1 through December 31, 2015	2016 - 2017	2018 - 2019	2020 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)(b)	$2,177.1	$138.2	$23.4	$336.2	$1,679.3
Revolving credit facility (b)	10.0	—	—	10.0	—
Interest on long-term debt (c)	969.2	78.3	198.3	195.2	497.4
Capital lease obligations (d)	163.7	11.5	29.5	24.3	98.4
Operating lease obligations (e)(f)	238.4	32.1	69.3	49.0	88.0
Purchase obligations (f)(g)	98.4	21.8	35.5	20.6	20.5
Other long-term liabilities (h)(i)	3.8	0.2	0.4	0.4	2.8
Total	$3,660.6	$282.1	$356.4	$635.7	$2,386.4

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10‑K.

(b)
In April 2015, we used the net proceeds from the March 2015 issuance of $300 million of 5.125% Senior Notes due 2023 at a price of 100.0% of the principal amount along with cash on hand to redeem all the outstanding principal of our 8.125% Senior Notes due 2020. During the period between the closing of the 2023 Notes offering on March 12, 2015 and the redemption of the 2020 Notes on April 10, 2015, we used the net proceeds from the 2023 Notes offering to repay borrowings under our revolving credit facility and to invest in short-term interest-bearing instruments. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(c)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2015. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(d)	Amounts include interest portion of future minimum capital lease payments.

(e)
Our inpatient rehabilitation segment leases approximately 15% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities its serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2014 Form 10-K.

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

(h)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, at March 31, 2015, we had $2.4 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2014 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(i)	The table above does not include Redeemable noncontrolling interests of $84.7 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2015, we made capital expenditures of approximately $27 million for property and equipment and capitalized software. These expenditures are exclusive of approximately $7 million in net cash related to our acquisition activity in the first quarter of 2015. During 2015, we expect to spend approximately $190 million to $240 million for capital expenditures. This estimated range for capital expenditures is exclusive of hospital acquisitions, but it includes an estimated range of $30 million to $40 million for new home health and hospice agencies. Approximately $90 million to $100 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2014 and February 2015, our board of directors declared a cash dividend of $0.21 per share that was paid in January 2015 and April 2015, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes. See Note 8, Long-term Debt, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2014 Form 10-K and Note 10, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of March 31, 2015, approximately $207 remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, including the matters related to Ernst & Young, LLP and Richard Scrushy discussed in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2014 Form 10-K, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2014 Form 10-K and Note 1, Basis of Presentation, “Net Operating Revenues” and “Accounts Receivable and Allowance for Doubtful Accounts,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Our Adjusted EBITDA for the three months ended March 31, 2015 and 2014 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2015	2014
Net income	$59.0	$61.5
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.3	0.1
Provision for income tax expense	30.3	32.8
Interest expense and amortization of debt discounts and fees	31.8	27.9
Professional fees—accounting, tax, and legal	2.2	1.6
Government, class action, and related settlements	8.0	—
Net noncash (gain) loss on disposal or impairment of assets	(1.5)	1.3
Depreciation and amortization	31.9	26.4
Loss on early extinguishment of debt	1.2	—
Stock-based compensation expense	9.4	7.3
Net income attributable to noncontrolling interests	(16.5)	(14.8)
Adjusted EBITDA	$156.1	$144.1

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$102.0	$107.1
Provision for doubtful accounts	(11.6)	(7.5)
Professional fees—accounting, tax, and legal	2.2	1.6
Interest expense and amortization of debt discounts and fees	31.8	27.9
Equity in net income of nonconsolidated affiliates	1.6	4.3
Net income attributable to noncontrolling interests in continuing operations	(16.5)	(14.8)
Amortization of debt-related items	(3.3)	(3.1)
Distributions from nonconsolidated affiliates	(1.9)	(3.4)
Current portion of income tax expense	3.5	3.6
Change in assets and liabilities	56.0	26.9
Premium received on bond issuance	(8.0)	—
Net cash used in operating activities of discontinued operations	0.1	0.2
Other	0.2	1.3
Adjusted EBITDA	$156.1	$144.1
Growth in Adjusted EBITDA in 2015 compared to 2014 resulted primarily from the acquisition of Encompass on December 31, 2014. As discussed above in the “Segment Results of Operations” section of this Item, increased Net operating revenues in our inpatient rehabilitation segment were offset by increased bad debt expense, settlement of an employee sexual harassment matter that was not covered by insurance, and incremental costs associated with investments in our operating platform. Adjusted EBITDA for the first quarter of 2014 included approximately $2 million from the sale of two investments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2015, our primary variable rate debt outstanding related to $10.0 million in advances under our revolving credit facility and $197.5 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.0 million over the next 12 months, while a 1% decrease in interest rates would results in an incremental positive cash flow of approximately $0.5 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2015 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2014 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2015	245,434	$38.46	—	$206,944,707
February 1 through February 28, 2015	100,174	45.15	—	206,944,707
March 1 through March 31, 2015	21,521	41.31	—	206,944,707
Total	367,129	40.45	—

(1)
Except as noted in the following sentence, employees tendered these shares as payments of tax liabilities incident to the vesting of previously awarded shares of restricted stock. In January, 277 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share that was paid on October 15, 2014. We paid the same quarterly dividend on January 15, 2015. On February 19, 2015, our board of directors declared a cash dividend of $0.21 per share paid on April 15, 2015 to stockholders of record on April 1, 2015. We expect quarterly dividends to continue to be paid in

January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of March 31, 2015 and anticipated restricted payments. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 1, 2015

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

4.1
Fifth Supplemental Indenture, dated March 12, 2015, among HealthSouth Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (including the form of 5.125% Senior Notes due 2023) (incorporated herein by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on March 12, 2015).

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document