Form 10-Q
period 2015-06-30
HEALTHSOUTH CORP
filed 2015-07-30
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

The registrant had 91,449,537 shares of common stock outstanding, net of treasury shares, as of July 23, 2015.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

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

•
our ability to successfully integrate Encompass Home Health and Hospice and to close on the acquisition of and integrate the Reliant inpatient rehabilitation hospitals, including the realization of anticipated benefits from those acquisitions and avoidance of unanticipated difficulties, costs, or liabilities that could arise from the acquisitions or integrations;

•	our ability to attract and retain key management personnel, including as a part of executive management succession planning; and

•
general conditions in the economy and capital markets, including any instability or uncertainty related to a governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, or an international sovereign debt crisis.

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Millions)
Net operating revenues	$764.4	$604.4	$1,505.0	$1,195.6
Less: Provision for doubtful accounts	(10.9)	(9.3)	(22.5)	(16.8)
Net operating revenues less provision for doubtful accounts	753.5	595.1	1,482.5	1,178.8
Operating expenses:
Salaries and benefits	401.8	285.3	786.9	571.4
Other operating expenses	104.2	86.3	207.4	170.8
Occupancy costs	12.5	10.3	24.6	20.8
Supplies	31.7	27.8	63.1	55.4
General and administrative expenses	32.1	30.2	66.7	60.9
Depreciation and amortization	32.7	26.4	64.6	52.8
Government, class action, and related settlements	—	(0.8)	8.0	(0.8)
Professional fees—accounting, tax, and legal	0.1	2.0	2.3	3.6
Total operating expenses	615.1	467.5	1,223.6	934.9
Loss on early extinguishment of debt	18.8	—	20.0	—
Interest expense and amortization of debt discounts and fees	30.9	27.8	62.7	55.7
Other income	(3.0)	(28.2)	(3.5)	(29.9)
Equity in net income of nonconsolidated affiliates	(2.3)	(2.6)	(3.9)	(6.9)
Income from continuing operations before income tax expense	94.0	130.6	183.6	225.0
Provision for income tax expense	32.2	36.5	62.5	69.3
Income from continuing operations	61.8	94.1	121.1	155.7
(Loss) income from discontinued operations, net of tax	(1.6)	3.8	(1.9)	3.7
Net income	60.2	97.9	119.2	159.4
Less: Net income attributable to noncontrolling interests	(17.3)	(14.8)	(33.8)	(29.6)
Net income attributable to HealthSouth	42.9	83.1	85.4	129.8
Less: Convertible perpetual preferred stock dividends	—	(1.5)	(1.6)	(3.1)
Net income attributable to HealthSouth common shareholders	$42.9	$81.6	$83.8	$126.7

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	89.8	86.7	88.4	87.0
Diluted	101.5	100.6	101.3	100.8

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.49	$0.89	$0.96	$1.40
Discontinued operations	(0.02)	0.04	(0.02)	0.04
Net income	$0.47	$0.93	$0.94	$1.44
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.47	$0.81	$0.91	$1.29
Discontinued operations	(0.02)	0.04	(0.02)	0.04
Net income	$0.45	$0.85	$0.89	$1.33

Cash dividends per common share	$0.21	$0.18	$0.42	$0.36

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$44.5	$79.3	$87.3	$126.1
(Loss) income from discontinued operations, net of tax	(1.6)	3.8	(1.9)	3.7
Net income attributable to HealthSouth	$42.9	$83.1	$85.4	$129.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Millions)
COMPREHENSIVE INCOME
Net income	$60.2	$97.9	$119.2	$159.4
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.8	0.6	0.9	0.7
Reclassifications to net income	(0.6)	(0.5)	(0.6)	(0.5)
Other comprehensive income before income taxes	0.2	0.1	0.3	0.2
Provision for income tax expense related to other comprehensive income items	(0.1)	—	(0.1)	—
Other comprehensive income, net of tax	0.1	0.1	0.2	0.2
Comprehensive income	60.3	98.0	119.4	159.6
Comprehensive income attributable to noncontrolling interests	(17.3)	(14.8)	(33.8)	(29.6)
Comprehensive income attributable to HealthSouth	$43.0	$83.2	$85.6	$130.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$45.5	$66.7
Accounts receivable, net of allowance for doubtful accounts of $26.1 in 2015; $22.2 in 2014	351.8	323.2
Deferred income tax assets	188.4	188.4
Other current assets	126.7	108.3
Total current assets	712.4	686.6
Property and equipment, net	1,062.8	1,019.7
Goodwill	1,097.5	1,084.0
Intangible assets, net	325.5	306.1
Deferred income tax assets	79.7	129.4
Other long-term assets	191.6	183.0
Total assets	$3,469.5	$3,408.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$21.4	$20.8
Accounts payable	60.0	53.4
Accrued expenses and other current liabilities	283.2	290.1
Total current liabilities	364.6	364.3
Long-term debt, net of current portion	2,104.4	2,110.8
Other long-term liabilities	137.3	136.3
	2,606.3	2,611.4
Commitments and contingencies
Convertible perpetual preferred stock	—	93.2
Redeemable noncontrolling interests	98.5	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	605.9	473.2
Noncontrolling interests	158.8	146.3
Total shareholders’ equity	764.7	619.5
Total liabilities and shareholders’ equity	$3,469.5	$3,408.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2015
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	85.4	—	—	27.4	112.8
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.5)	—	—	—	—	(16.6)	—	(16.6)
Dividends declared on common stock	—	—	(38.0)	—	—	—	—	(38.0)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	14.9	—	—	—	—	14.9
Stock options exercised	0.2	—	5.6	—	—	(3.6)	—	2.0
Distributions declared	—	—	—	—	—	—	(23.4)	(23.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	8.6	8.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(6.8)	—	—	—	—	(6.8)
Other	0.7	0.1	0.6	(0.2)	0.2	(0.5)	(0.1)	0.1
Balance at end of period	91.5	$1.1	$2,878.4	$(1,793.9)	$(0.3)	$(479.4)	$158.8	$764.7

	Six Months Ended June 30, 2014
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	129.8	—	—	26.0	155.8
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(32.0)	—	—	—	—	(32.0)
Dividends declared on convertible perpetual preferred stock	—	—	(3.1)	—	—	—	—	(3.1)
Stock-based compensation	—	—	14.3	—	—	—	—	14.3
Stock options exercised	0.2	—	6.3	—	—	—	—	6.3
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(22.3)	(22.3)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	0.3	—	0.2	(0.2)	(0.1)	0.2
Balance at end of period	87.7	$1.0	$2,841.5	$(1,971.3)	$0.1	$(457.6)	$141.7	$555.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In Millions)
Cash flows from operating activities:
Net income	$119.2	$159.4
Loss (income) from discontinued operations	1.9	(3.7)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	22.5	16.8
Depreciation and amortization	64.6	52.8
Loss on early extinguishment of debt	20.0	—
Equity in net income of nonconsolidated affiliates	(3.9)	(6.9)
Distributions from nonconsolidated affiliates	3.7	6.5
Stock-based compensation	15.6	14.3
Deferred tax expense	55.6	62.7
Gain on consolidation of Fairlawn Rehabilitation Hospital	—	(27.2)
Other	11.0	6.1
Change in assets and liabilities—
Accounts receivable	(62.1)	(35.6)
Other assets	(6.5)	8.4
Accounts payable	1.7	2.7
Accrued payroll	(23.6)	(15.1)
Other liabilities	(10.7)	(4.9)
Premium received on bond issuance	8.0	—
Premium paid on redemption of bonds	(11.8)	—
Net cash used in operating activities of discontinued operations	(0.3)	(1.2)
Total adjustments	83.8	79.4
Net cash provided by operating activities	204.9	235.1

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(46.3)	(89.5)
Capitalized software costs	(15.2)	(11.0)
Acquisitions of businesses, net of cash acquired	(77.7)	(15.9)
Net change in restricted cash	13.1	6.5
Other	(0.6)	2.9
Net cash used in investing activities	(126.7)	(107.0)
Cash flows from financing activities:
Proceeds from bond issuance	700.0	—
Principal payments on debt, including pre-payments	(546.1)	—
Borrowings on revolving credit facility	270.0	65.0
Payments on revolving credit facility	(442.0)	(95.0)
Debt amendment and issuance costs	(13.9)	—
Repurchases of common stock, including fees and expenses	—	(43.1)
Dividends paid on common stock	(37.1)	(31.6)
Dividends paid on convertible perpetual preferred stock	(3.1)	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(26.2)	(25.4)
Other	(1.0)	6.4
Net cash used in financing activities	(99.4)	(126.8)
(Decrease) increase in cash and cash equivalents	(21.2)	1.3
Cash and cash equivalents at beginning of period	66.7	64.5
Cash and cash equivalents at end of period	$45.5	$65.8

Supplemental schedule of noncash financing activity:
Conversion of preferred stock to common stock	$93.2	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
See also Note 11, Segment Reporting.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	74.5%	74.1%	74.7%	74.7%
Medicaid	3.1%	1.8%	2.9%	1.5%
Workers’ compensation	0.9%	1.2%	0.9%	1.2%
Managed care and other discount plans, including Medicare Advantage	17.8%	18.7%	18.0%	18.4%
Other third-party payors	1.8%	1.7%	1.6%	1.6%
Patients	0.6%	0.9%	0.6%	1.0%
Other income	1.3%	1.6%	1.3%	1.6%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Inpatient Rehabilitation Revenues
During the three and six months ended June 30, 2015 and 2014, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	72.7%	73.9%	73.1%	74.4%
Medicaid	2.6%	1.8%	2.3%	1.6%
Workers’ compensation	1.1%	1.2%	1.1%	1.2%
Managed care and other discount plans, including Medicare Advantage	19.2%	18.9%	19.4%	18.6%
Other third-party payors	2.1%	1.7%	1.9%	1.6%
Patients	0.7%	0.9%	0.7%	1.0%
Other income	1.6%	1.6%	1.5%	1.6%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests in 2014 and 2013 to review certain patient files for discharges occurring from 2010 to 2014. These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific diagnosis code as in previous pre-payment audits. Medical necessity is a subjective assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2014, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”) (see “Accounts Receivable and Allowance for Doubtful Accounts” below). Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of three years. In addition, because we have limited experience with RACs in the context of post-payment reviews of this nature, we cannot provide assurance as to the future success of these disputes. As such, we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. Because these reviews involve post-payment claims, there are no corresponding patient receivables in our consolidated balance sheet. As the ultimate results of these audits impact our estimates of amounts determined to be due to HealthSouth under these reimbursement programs, our provision for claims that are part of this post-payment review process are recorded to Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the consolidated financial statements accompanying the 2014 Form 10-K.
Home Health and Hospice Revenues
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. During the three and six months ended June 30, 2015 and 2014, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	83.9%	96.8%	83.8%	96.6%
Medicaid	5.8%	—%	5.7%	—%
Workers’ compensation	—%	—%	—%	0.1%
Managed care and other discount plans, including Medicare Advantage	10.1%	2.2%	10.3%	2.1%
Other third-party payors	0.1%	1.0%	0.1%	1.2%
Patients	0.1%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%
Home health and hospice revenues are earned as services are performed either on an episode of care basis, on a per visit basis, or on a daily basis, depending upon the payment terms and conditions established with each payor for services provided.
Home Health
Under the Medicare home health prospective payment system, we are paid by Medicare based on episodes of care. An episode of care is defined as a length of stay up to 60 days, with multiple continuous episodes allowed. A base episode payment is established by the Medicare program through federal legislation. The base episode payment can be adjusted based on each patient’s health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers, and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. Revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of June 30, 2015 and December 31, 2014, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Reserves recorded for the outlier cap were not material as of June 30, 2015 and December 31, 2014.
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
Hospice
Medicare revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Currently, we do not believe we are at risk for exceeding these caps and have not recorded a reserve for these caps as of June 30, 2015 or December 31, 2014.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

	June 30, 2015	December 31, 2014
Medicare	69.8%	72.2%
Medicaid	2.5%	1.8%
Workers' compensation	1.9%	1.9%
Managed care and other discount plans, including Medicare Advantage	20.3%	18.5%
Other third-party payors	4.2%	3.8%
Patients	1.3%	1.8%
Total	100.0%	100.0%
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
Our primary collection risks relate to patient responsibility amounts and pre-payment claim reviews conducted by MACs. Patient responsibility amounts include accounts for which the patient was the primary payor or the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient co-payment amounts remain outstanding. Changes in the economy, such as increased unemployment rates or periods of recession, can further exacerbate our ability to collect patient responsibility amounts.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 63% of all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 72% success rate. The resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write off receivables until all collection efforts have been exhausted, we do not write off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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

2.	Business Combinations
Inpatient Rehabilitation
In April 2015, we acquired 83% of the inpatient rehabilitation hospital at Memorial University Medical Center (“Memorial”), a 50-bed inpatient rehabilitation hospital in Savannah, Georgia, through a joint venture with Memorial Health. The joint venture, which was funded using cash on hand, was not material to our financial position, results of operations, or cash flows. The Memorial transaction was made to enhance our position and ability to provide inpatient rehabilitative services to patients in Savannah and its surrounding areas. As a result of this transaction, Goodwill increased by $0.7 million, none of which is deductible for federal income tax purposes. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market.
In May 2015, we acquired Cardinal Hill Rehabilitation Hospital (“Cardinal Hill”), comprised of 158 licensed inpatient rehabilitation beds, 74 licensed skilled nursing beds, and one home health location, in Lexington, Kentucky. This acquisition was made to enhance our position and ability to provide inpatient rehabilitative and home health services to patients in Lexington, Kentucky and its surrounding areas. The acquisition, which was funded using availability under our revolving credit facility, was not material to our financial position, results of operations, or cash flows. Goodwill did not increase as a result of this transaction.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests, if any, were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach, which was also used to estimate the fair value of any noncontrolling interest, is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired, if any, was recorded as goodwill.
The fair values recorded for the Cardinal Hill transaction were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change within the measurement period (up to one year from the acquisition date). The primary area of the preliminary valuation that is not yet finalized relates to the valuation of the associated real estate. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition dates for the inpatient rehabilitation transactions completed in 2015 were as follows (in millions):

Total current assets	$10.1
Property and equipment, net	42.2
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.1
Trade names (useful life of 20 years)	0.8
Certificates of need (useful lives of 20 years)	9.3
Licenses (useful life of 20 years)	0.2
Goodwill	0.7
Total assets acquired	63.4
Total liabilities assumed	(2.7)
Net assets acquired	$60.7
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fair value of assets acquired	$62.8	$52.0	$62.8	$52.0
Goodwill	0.7	34.8	0.7	34.8
Fair value of liabilities assumed	(2.7)	(21.9)	(2.7)	(21.9)
Fair value of noncontrolling interest owned by joint venture partner	(4.2)	(14.0)	(4.2)	(14.0)
Fair value of equity interest prior to acquisition	—	(35.0)	—	(35.0)
Net cash paid for acquisitions	$56.6	$15.9	$56.6	$15.9
Home Health and Hospice
During the six months ended June 30, 2015, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded with cash on hand.

•	In March 2015, we acquired Integrity Home Health Care, Inc. (“Integrity”), a home health company with two locations in the Las Vegas, Nevada area.

•	In April 2015, we acquired Harvey Home Health Services, Inc. (“Harvey”), a home health company in Houston, Texas.

•	In May 2015, we acquired Heritage Home Health Care, LLC (“Heritage”), a home health company in Texarkana, Arkansas.

•
In June 2015, we acquired Washington County Home Health Care, Inc. and Benton County Home Health, Inc., doing business as Alliance Home Health (“Alliance”), a home health company with two locations in the Fayetteville, Arkansas area.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

We accounted for all of these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from their respective dates of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired locations’ mobile workforce and established relationships within each community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. All goodwill recorded as a result of these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired at the acquisition date for the home health and hospice transactions completed in 2015 were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 5 years)	$0.9
Trade names (useful lives of 1 year)	0.3
Certificates of need (useful lives of 10 years)	4.9
Licenses (useful lives of 10 years)	2.3
Goodwill	12.8
Total assets acquired	21.2
Total liabilities assumed	(0.1)
Net assets acquired	$21.1
Information regarding the net cash paid for all home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fair value of assets acquired	$7.1	$—	$8.4	$—
Goodwill	6.8	—	12.8	—
Fair value of liabilities assumed	(0.1)	—	(0.1)	—
Net cash paid for acquisitions	$13.8	$—	$21.1	$—

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2014 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to June 30, 2015*	$15.7	$(1.1)
Combined entity: Supplemental pro forma from 04/01/2015-06/30/2015	770.4	42.7
Combined entity: Supplemental pro forma from 04/01/2014-06/30/2014	625.6	83.6
Combined entity: Supplemental pro forma from 01/01/2015-06/30/2015	1,531.9	85.2
Combined entity: Supplemental pro forma from 01/01/2014-06/30/2014	1,237.0	129.6

*	Savannah - includes operating results from April 1, 2015 through June 30, 2015
Cardinal Hill - includes operating results from May 1, 2015 through June 30, 2015
Integrity - includes operating results from March 3, 2015 through June 30, 2015
Harvey - includes operating results from April 15, 2015 through June 30, 2015
Heritage - includes operating results from May 1, 2015 through June 30, 2015
Alliance - includes operating results from June 4, 2015 through June 30, 2015
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K for information regarding acquisitions completed in 2014.

3.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2015 and December 31, 2014, we had $9.5 million and $9.4 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in nine partially owned subsidiaries, of which eight are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net operating revenues	$8.9	$15.0	$17.1	$36.3
Operating expenses	(3.8)	(8.2)	(7.7)	(19.4)
Income from continuing operations, net of tax	4.8	5.5	8.7	24.0
Net income	4.8	5.5	8.7	24.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2015	December 31, 2014
Credit Agreement—
Advances under revolving credit facility	$153.0	$325.0
Term loan facilities	195.0	450.0
Bonds payable—
8.125% Senior Notes due 2020	—	287.0
7.75% Senior Notes due 2022	227.1	227.1
5.125% Senior Notes due 2023	300.0	—
5.75% Senior Notes due 2024	863.7	456.2
2.0% Convertible Senior Subordinated Notes due 2043	262.4	258.0
Other notes payable	40.4	41.6
Capital lease obligations	84.2	86.7
	2,125.8	2,131.6
Less: Current portion	(21.4)	(20.8)
Long-term debt, net of current portion	$2,104.4	$2,110.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2015	$10.6	$10.6
2016	21.0	21.0
2017	19.3	19.3
2018	18.7	18.7
2019	325.0	325.0
2020	322.5	264.9
Thereafter	1,451.5	1,466.3
Total	$2,168.6	$2,125.8
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 (the “2023 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $295 million in net proceeds from the public offering. The 2023 Notes are governed by the Base Indenture, as defined in Note 8, Long-term debt, to the consolidated financial statements accompanying the 2014 Form 10-K, and the Fifth Supplemental Indenture dated March 12, 2015. The 2023 Notes mature on March 15, 2023 and bear interest at a per annum rate of 5.125%. Interest on the 2023 Notes is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2015. We may redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018 at the redemption prices set forth below:

Period	Redemption Price*
2018	103.844%
2019	102.563%
2020	101.281%
2021 and thereafter	100.000%
* Expressed in percentage of principal amount
On March 11, 2015, we gave notice of, and made an irrevocable commitment for, the redemption of all the outstanding principal amount of our 8.125% Senior Notes due 2020 (the “2020 Notes”). On April 10, 2015, we used the net proceeds from the 2023 Notes offering, along with cash on hand, to execute the redemption. Pursuant to the terms of the 2020 Notes, this redemption was made at a price of 104.063%, which resulted in a total cash outlay of approximately $302 million to retire the $290 million in principal. As a result of this redemption, we recorded an $18.8 million Loss on early extinguishment of debt in the second quarter of 2015.
On June 24, 2015, we amended our existing credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million. On July 29, 2015, we further amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195.0 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$84.7	$13.5
Net income attributable to noncontrolling interests	6.4	3.6
Distributions declared	(4.0)	(4.7)
Change in fair value	11.4	—
Balance at end of period	$98.5	$12.4
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Net income attributable to nonredeemable noncontrolling interests	$13.8	$13.2	$27.4	$26.0
Net income attributable to redeemable noncontrolling interests	3.5	1.6	6.4	3.6
Net income attributable to noncontrolling interests	$17.3	$14.8	$33.8	$29.6

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Common stock of SCA	$7.4	$7.4	$—	$—	M
Current portion of restricted marketable securities	19.4	—	19.4	—	M
Other long-term assets:
Restricted marketable securities	36.8	—	36.8	—	M
Redeemable noncontrolling interests	98.5	—	—	98.5	I
As of December 31, 2014
Other current assets:
Current portion of restricted marketable securities	$4.6	$—	$4.6	$—	M
Other long-term assets:
Option to purchase SCA stock	9.9	—	—	9.9	M
Restricted marketable securities	45.9	—	45.9	—	M
Redeemable noncontrolling interests	84.7	—	—	84.7	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
The fair values of our financial assets and liabilities are determined as follows:

•
Common stock of SCA - The fair value of our common stock of Surgical Care Affiliates (“SCA”) is determined based on quoted market prices in active markets. The shares of SCA common stock are considered nonrestricted available-for-sale-securities.

•
Restricted marketable securities - The fair values of our available-for-sale restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•
Redeemable noncontrolling interests - The fair value of the Redeemable noncontrolling interest related to our home health segment (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10‑K) is determined using the product of a twelve-month specified performance measure and a specified median market price multiple based on a basket of public health companies. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures. See also Note 5, Redeemable Noncontrolling Interests.

•
Option to purchase SCA stock - The fair value of the option to purchase SCA stock was determined using a lattice model. Inputs into the model included the historical price volatility of SCA’s common stock, the risk-free interest rate, and probability factors for the timing of when the option was expected to be exercisable.

In connection with the 2007 sale of our surgery centers division, now known as SCA, to ASC Acquisition LLC, an affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership, we received an option, subject to terms and conditions set forth below, to purchase up to a 5% equity interest in SCA. The price of the option was equal to the original issuance price of the units subscribed for by TPG and certain other co-investors in connection with the acquisition plus a 15% premium, compounded annually. The option had a term of ten years and was exercisable upon certain liquidity events, including a public offering of SCA’s shares of common stock that resulted in 30% or more of SCA’s common stock being listed or traded on a national securities exchange. On November 4, 2013, SCA announced the closing of its initial public offering, which did not reach the 30% threshold to trigger a qualifying liquidity event.
During the second quarter of 2014, we entered into an amendment to the option agreement that required us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our consolidated balance sheet and marked to market each period. As of December 31, 2014, the fair value of this option was $9.9 million and is included in Other long-term assets in our condensed consolidated balance sheet. Income from discontinued operations, net of tax for the three and six months ended June 30, 2014 included a $6.7 million gain resulting from the initial recording of this option as a derivative and its fair value adjustments during the 2014 periods presented. Income from discontinued operations, net of tax for the six months ended June 30, 2015 included a $0.4 million net loss resulting from the change in fair value of this option from December 31, 2014 to March 31, 2015.
On April 1, 2015, TPG closed a secondary offering of SCA common stock, which resulted in greater than 30% of SCA’s common stock being listed or traded on a national securities exchange, and our option became exercisable. On April 9, 2015, we delivered notice of exercise of the option to SCA. On April 13, 2015, SCA settled the net exercise of the option by delivering to us 326,242 shares of SCA common stock. The closing price of the stock on that date was $35.43 per share. Other income for the three and six months ended June 30, 2015 included a $2.0 million gain resulting from the change in fair value of this option from April 1, 2015, the date the option became exercisable, to April 13, 2015, the date we settled the net exercise of the option and received shares of SCA common stock.
During the second quarter of 2015, we sold 132,308 shares of SCA common stock resulting in a realized gain of $0.6 million that is included in Other income in our condensed statements of operations for the three and six months ended June 30, 2015. As of June 30, 2015, the fair value of the remaining shares of SCA common stock was $7.4 million and is included in Other current assets in our condensed consolidated balance sheet. The net unrealized gain of $0.6 million resulting from the change in fair value of the shares of SCA common stock we held as of June 30, 2015 is included in Accumulated other comprehensive loss, a component of HealthSouth’s shareholders’ equity, in our condensed consolidated balance sheet.
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
As a result of our consolidation of Fairlawn (as defined in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K) and the remeasurement of our previously held equity interest at fair

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

value, we recorded a $27.2 million gain as part of Other income during the three and six months ended June 30, 2014. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results used management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures.
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

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$153.0	$153.0	$325.0	$325.0
Term loan facilities	195.0	195.0	450.0	450.0
8.125% Senior Notes due 2020	—	—	287.0	302.5
7.75% Senior Notes due 2022	227.1	236.2	227.1	240.7
5.125% Senior Notes due 2023	300.0	299.3	—	—
5.75% Senior Notes due 2024	863.7	871.3	456.2	471.4
2.00% Convertible Senior Subordinated Notes due 2043	262.4	410.6	258.0	358.4
Other notes payable	40.4	40.4	41.6	41.6
Financial commitments:
Letters of credit	—	33.0	—	31.8
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2014 Form 10-K.

7.	Share-Based Payments
In February and May 2015, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance or market condition. For the awards that include a performance or market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2015, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2014 Form 10-K.

8.	Income Taxes
Our Provision for income tax expense of $32.2 million and $62.5 million for the three and six months ended June 30, 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
Our Provision for income tax expense of $36.5 million and $69.3 million for the three and six months ended June 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain discussed in Note 2, Business Combinations, to the consolidated financial

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

statements accompanying the 2014 Form 10-K related to our acquisition of an additional 30% equity interest in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. As a result of this transaction, we released the deferred tax liability associated with the outside basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
The $268.1 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2015 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2015, we maintained a valuation allowance of $23.0 million due to uncertainties regarding our ability to utilize a portion of our state net operating losses (“NOLs”) before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our reported federal NOL of $169.7 million (approximately $485 million on a gross basis) as of June 30, 2015 excludes $14.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Total remaining gross unrecognized tax benefits were $2.4 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2014	$0.9
Gross amount of increases in unrecognized tax benefits related to prior periods	1.5
Balance at June 30, 2015	$2.4
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. We do not expect a material change in our unrecognized tax benefits within the next 12 months due to the closing of the applicable statutes of limitation.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2015 and 2014 was not material. Accrued interest income related to income taxes as of June 30, 2015 and December 31, 2014 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. As a result of this agreement, the IRS is currently surveying our 2013 federal income tax return and will examine our 2014 return when it is filed. The IRS has previously surveyed our 2012 and 2011 federal income tax returns. We have settled federal income tax examinations with the IRS for all tax years through 2010. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by five states for tax years ranging from 2007 through 2013.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.	Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic:
Numerator:
Income from continuing operations	$61.8	$94.1	$121.1	$155.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(17.3)	(14.8)	(33.8)	(29.6)
Less: Income allocated to participating securities	(0.3)	(1.1)	(0.6)	(1.6)
Less: Convertible perpetual preferred stock dividends	—	(1.5)	(1.6)	(3.1)
Income from continuing operations attributable to HealthSouth common shareholders	44.2	76.7	85.1	121.4
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(1.6)	3.8	(1.9)	3.7
Less: Income from discontinued operations allocated to participating securities	—	(0.1)	—	(0.1)
Net income attributable to HealthSouth common shareholders	$42.6	$80.4	$83.2	$125.0
Denominator:
Basic weighted average common shares outstanding	89.8	86.7	88.4	87.0
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.49	$0.89	$0.96	$1.40
Discontinued operations	(0.02)	0.04	(0.02)	0.04
Net income	$0.47	$0.93	$0.94	$1.44

Diluted:
Numerator:
Income from continuing operations	$61.8	$94.1	$121.1	$155.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(17.3)	(14.8)	(33.8)	(29.6)
Add: Interest on convertible debt, net of tax	2.3	2.3	4.6	4.5
Income from continuing operations attributable to HealthSouth common shareholders	46.8	81.6	91.9	130.6
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(1.6)	3.8	(1.9)	3.7
Net income attributable to HealthSouth common shareholders	$45.2	$85.4	$90.0	$134.3
Denominator:
Diluted weighted average common shares outstanding	101.5	100.6	101.3	100.8
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.47	$0.81	$0.91	$1.29
Discontinued operations	(0.02)	0.04	(0.02)	0.04
Net income	$0.45	$0.85	$0.89	$1.33

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	89.8	86.7	88.4	87.0
Convertible perpetual preferred stock	0.8	3.2	2.0	3.2
Convertible senior subordinated notes	8.2	8.2	8.2	8.1
Restricted stock awards, dilutive stock options, restricted stock units, and common stock warrants	2.7	2.5	2.7	2.5
Diluted weighted average common shares outstanding	101.5	100.6	101.3	100.8
In October 2014, February 2015, and May 2015, our board of directors declared a cash dividend of $0.21 per share that was paid in January 2015, April 2015, and July 2015, respectively. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share, payable on October 15, 2015 to stockholders of record on October 1, 2015. As of June 30, 2015 and December 31, 2014, accrued common stock dividends of $19.8 million and $18.6 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
The indenture underlying our convertible notes includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the convertible notes. The current conversion price of the convertible notes is $38.30 per share, and the conversion rate is 26.1084 for each $1,000 principal amount of the convertible notes.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Other Matters—
The False Claims Act, 18 U.S.C. § 287, allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are generally sealed by the court at the time of filing. The only parties typically privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits have been filed against us and that those suits remain under seal or that we are unaware of such filings or prevented by existing law, court order, or agreement with the government from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

11.	Segment Reporting
As described in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form10-K, on December 31, 2014, we completed the acquisition of Encompass. As a result of this transaction, in the first quarter of 2015, management changed the way it manages and operates the consolidated reporting entity and modified the reports used by our chief operating decision maker to assess performance and allocate resources. These changes required us to revise our segment reporting from our historic presentation of only one reportable segment.
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
These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 29 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2015, we operate 109 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of June 30, 2015, we provide home health and hospice services in 160 locations across 18 states. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net operating revenues	$645.3	$597.1	$1,275.6	$1,181.6	$119.1	$7.3	$229.4	$14.0
Less: Provision for doubtful accounts	(10.2)	(9.2)	(21.2)	(16.6)	(0.7)	(0.1)	(1.3)	(0.2)
Net operating revenues less provision for doubtful accounts	635.1	587.9	1,254.4	1,165.0	118.4	7.2	228.1	13.8
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	317.6	280.2	624.0	561.1	—	—	—	—
Other operating expenses	93.5	84.0	188.7	166.7	—	—	—	—
Supplies	29.9	27.7	59.7	55.2	—	—	—	—
Occupancy costs	10.7	10.2	21.1	20.6	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	56.7	4.2	110.1	8.4
Support and overhead costs	—	—	—	—	41.0	1.7	79.1	3.4
	451.7	402.1	893.5	803.6	97.7	5.9	189.2	11.8
Other income	(0.4)	(1.0)	(0.9)	(2.7)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(2.3)	(2.6)	(3.9)	(6.9)	—	—	—	—
Noncontrolling interests	15.6	14.7	30.8	29.4	1.7	0.1	3.0	0.2
Segment Adjusted EBITDA	$170.5	$174.7	$334.9	$341.6	$19.0	$1.2	$35.9	$1.8

Capital expenditures	$33.1	$36.9	$59.4	$100.5	$1.9	$—	$2.2	$—

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of June 30, 2015
Total assets	$2,647.4	$886.4	$3,469.5
Investments in and advances to nonconsolidated affiliates	9.5	—	9.5
As of December 31, 2014
Total assets	$2,596.8	$876.3	$3,408.8
Investments in and advances to nonconsolidated affiliates	9.4	—	9.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total segment Adjusted EBITDA	$189.5	$175.9	$370.8	$343.4
General and administrative expenses	(32.1)	(30.2)	(66.7)	(60.9)
Depreciation and amortization	(32.7)	(26.4)	(64.6)	(52.8)
(Loss) gain on disposal or impairment of assets	(0.8)	(1.7)	0.7	(3.0)
Government, class action, and related settlements	—	0.8	(8.0)	0.8
Professional fees - accounting, tax, and legal	(0.1)	(2.0)	(2.3)	(3.6)
Loss on early extinguishment of debt	(18.8)	—	(20.0)	—
Interest expense and amortization of debt discounts and fees	(30.9)	(27.8)	(62.7)	(55.7)
Gain on consolidation of former equity method hospital	—	27.2	—	27.2
Net income attributable to noncontrolling interests	17.3	14.8	33.8	29.6
Gain related to SCA equity interest	2.6	—	2.6	—
Income from continuing operations before income tax expense	$94.0	$130.6	$183.6	$225.0

	June 30, 2015	December 31, 2014
Total assets for reportable segments	$3,533.8	$3,473.1
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(64.3)	(64.3)
Total consolidated assets	$3,469.5	$3,408.8
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Inpatient rehabilitation:
Inpatient	$618.7	$569.7	$1,225.3	$1,127.9
Outpatient and other	26.6	27.4	50.3	53.7
Total inpatient rehabilitation	645.3	597.1	1,275.6	1,181.6
Home health and hospice:
Home health	111.5	7.3	215.4	14.0
Hospice	7.6	—	14.0	—
Total home health and hospice	119.1	7.3	229.4	14.0
Total net operating revenues	$764.4	$604.4	$1,505.0	$1,195.6

12.	Condensed Consolidating Financial Information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in nonguarantor subsidiaries and nonguarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting with the related investment

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

presented within the line items Intercompany receivable and investments in consolidated affiliates and Intercompany payable in the accompanying condensed consolidating balance sheets.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.1	$469.4	$315.6	$(25.7)	$764.4
Less: Provision for doubtful accounts	—	(8.3)	(2.6)	—	(10.9)
Net operating revenues less provision for doubtful accounts	5.1	461.1	313.0	(25.7)	753.5
Operating expenses:
Salaries and benefits	12.2	217.0	176.8	(4.2)	401.8
Other operating expenses	6.7	68.3	39.4	(10.2)	104.2
Occupancy costs	1.0	16.4	6.4	(11.3)	12.5
Supplies	—	21.2	10.5	—	31.7
General and administrative expenses	31.5	—	0.6	—	32.1
Depreciation and amortization	2.4	19.6	10.7	—	32.7
Professional fees—accounting, tax, and legal	0.1	—	—	—	0.1
Total operating expenses	53.9	342.5	244.4	(25.7)	615.1
Loss on early extinguishment of debt	18.8	—	—	—	18.8
Interest expense and amortization of debt discounts and fees	28.4	2.2	2.8	(2.5)	30.9
Other income	(4.8)	(0.1)	(0.6)	2.5	(3.0)
Equity in net income of nonconsolidated affiliates	—	(2.3)	—	—	(2.3)
Equity in net income of consolidated affiliates	(82.0)	(8.1)	—	90.1	—
Management fees	(29.3)	22.3	7.0	—	—
Income from continuing operations before income tax (benefit) expense	20.1	104.6	59.4	(90.1)	94.0
Provision for income tax (benefit) expense	(24.4)	39.8	16.8	—	32.2
Income from continuing operations	44.5	64.8	42.6	(90.1)	61.8
Loss from discontinued operations, net of tax	(1.6)	—	—	—	(1.6)
Net income	42.9	64.8	42.6	(90.1)	60.2
Less: Net income attributable to noncontrolling interests	—	—	(17.3)	—	(17.3)
Net income attributable to HealthSouth	$42.9	$64.8	$25.3	$(90.1)	$42.9
Comprehensive income	$43.0	$64.8	$42.6	$(90.1)	$60.3
Comprehensive income attributable to HealthSouth	$43.0	$64.8	$25.3	$(90.1)	$43.0

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.4	$926.2	$618.8	$(50.4)	$1,505.0
Less: Provision for doubtful accounts	—	(17.3)	(5.2)	—	(22.5)
Net operating revenues less provision for doubtful accounts	10.4	908.9	613.6	(50.4)	1,482.5
Operating expenses:
Salaries and benefits	20.3	428.1	346.8	(8.3)	786.9
Other operating expenses	16.2	131.4	80.4	(20.6)	207.4
Occupancy costs	2.1	31.7	12.3	(21.5)	24.6
Supplies	—	42.0	21.1	—	63.1
General and administrative expenses	65.8	—	0.9	—	66.7
Depreciation and amortization	4.7	38.7	21.2	—	64.6
Government, class action, and related settlements	8.0	—	—	—	8.0
Professional fees—accounting, tax, and legal	2.3	—	—	—	2.3
Total operating expenses	119.4	671.9	482.7	(50.4)	1,223.6
Loss on early extinguishment of debt	20.0	—	—	—	20.0
Interest expense and amortization of debt discounts and fees	57.6	4.5	5.5	(4.9)	62.7
Other income	(7.1)	(0.1)	(1.2)	4.9	(3.5)
Equity in net income of nonconsolidated affiliates	—	(3.9)	—	—	(3.9)
Equity in net income of consolidated affiliates	(160.6)	(16.2)	—	176.8	—
Management fees	(57.8)	44.0	13.8	—	—
Income from continuing operations before income tax (benefit) expense	38.9	208.7	112.8	(176.8)	183.6
Provision for income tax (benefit) expense	(48.4)	79.4	31.5	—	62.5
Income from continuing operations	87.3	129.3	81.3	(176.8)	121.1
Loss from discontinued operations, net of tax	(1.9)	—	—	—	(1.9)
Net income	85.4	129.3	81.3	(176.8)	119.2
Less: Net income attributable to noncontrolling interests	—	—	(33.8)	—	(33.8)
Net income attributable to HealthSouth	$85.4	$129.3	$47.5	$(176.8)	$85.4
Comprehensive income	$85.6	$129.3	$81.3	$(176.8)	$119.4
Comprehensive income attributable to HealthSouth	$85.6	$129.3	$47.5	$(176.8)	$85.6

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$29.8	$1.3	$14.4	$—	$45.5
Accounts receivable, net	—	229.9	121.9	—	351.8
Deferred income tax assets	125.3	39.8	23.3	—	188.4
Other current assets	63.4	16.1	101.4	(54.2)	126.7
Total current assets	218.5	287.1	261.0	(54.2)	712.4
Property and equipment, net	14.1	782.2	266.5	—	1,062.8
Goodwill	—	279.0	818.5	—	1,097.5
Intangible assets, net	11.8	60.9	252.8	—	325.5
Deferred income tax assets	113.7	17.5	—	(51.5)	79.7
Other long-term assets	458.1	54.9	63.2	(384.6)	191.6
Intercompany receivable and investments in consolidated affiliates	1,978.4	—	—	(1,978.4)	—
Total assets	$2,794.6	$1,481.6	$1,662.0	$(2,468.7)	$3,469.5
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$27.8	$4.3	$6.8	$(17.5)	$21.4
Accounts payable	8.5	32.6	18.9	—	60.0
Accrued expenses and other current liabilities	119.7	73.6	126.6	(36.7)	283.2
Total current liabilities	156.0	110.5	152.3	(54.2)	364.6
Long-term debt, net of current portion	1,991.4	81.6	416.0	(384.6)	2,104.4
Other long-term liabilities	41.3	12.6	134.9	(51.5)	137.3
Intercompany payable	—	190.0	179.9	(369.9)	—
	2,188.7	394.7	883.1	(860.2)	2,606.3
Commitments and contingencies
Convertible perpetual preferred stock	—	—	—	—	—
Redeemable noncontrolling interests	—	—	98.5	—	98.5
Shareholders’ equity:
HealthSouth shareholders’ equity	605.9	1,086.9	521.6	(1,608.5)	605.9
Noncontrolling interests	—	—	158.8	—	158.8
Total shareholders’ equity	605.9	1,086.9	680.4	(1,608.5)	764.7
Total liabilities and shareholders’ equity	$2,794.6	$1,481.6	$1,662.0	$(2,468.7)	$3,469.5

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(14.0)	$122.7	$96.2	$—	$204.9
Cash flows from investing activities:
Purchases of property and equipment	(5.1)	(19.7)	(21.5)	—	(46.3)
Capitalized software costs	(13.9)	—	(1.3)	—	(15.2)
Acquisitions of businesses, net of cash acquired	(56.5)	—	(21.2)	—	(77.7)
Net change in restricted cash	—	—	13.1	—	13.1
Other	7.7	3.4	(5.7)	(6.0)	(0.6)
Net cash used in investing activities	(67.8)	(16.3)	(36.6)	(6.0)	(126.7)
Cash flows from financing activities:
Proceeds from bond issuance	700.0	—	—	—	700.0
Principal payments on debt, including pre-payments	(545.0)	(0.8)	(6.3)	6.0	(546.1)
Borrowings on revolving credit facility	270.0	—	—	—	270.0
Payments on revolving credit facility	(442.0)	—	—	—	(442.0)
Debt amendment and issue costs	(13.9)	—	—	—	(13.9)
Dividends paid on common stock	(37.1)	—	—	—	(37.1)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(26.2)	—	(26.2)
Other	1.7	(0.8)	(1.9)	—	(1.0)
Change in intercompany advances	139.1	(105.0)	(34.1)	—	—
Net cash provided by (used in) financing activities	69.7	(106.6)	(68.5)	6.0	(99.4)
Decrease in cash and cash equivalents	(12.1)	(0.2)	(8.9)	—	(21.2)
Cash and cash equivalents at beginning of period	41.9	1.5	23.3	—	66.7
Cash and cash equivalents at end of period	$29.8	$1.3	$14.4	$—	$45.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$27.4	$137.2	$70.5	$—	$235.1
Cash flows from investing activities:
Purchases of property and equipment	(9.0)	(63.6)	(16.9)	—	(89.5)
Capitalized software costs	(2.5)	(1.5)	(7.0)	—	(11.0)
Acquisitions of businesses, net of cash acquired	—	—	(15.9)	—	(15.9)
Net change in restricted cash	1.0	—	5.5	—	6.5
Other	—	1.9	1.0	—	2.9
Net cash used in investing activities	(10.5)	(63.2)	(33.3)	—	(107.0)
Cash flows from financing activities:
Borrowings on revolving credit facility	65.0	—	—	—	65.0
Payments on revolving credit facility	(95.0)	—	—	—	(95.0)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(31.6)	—	—	—	(31.6)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(25.4)	—	(25.4)
Other	12.3	(2.0)	(3.9)	—	6.4
Change in intercompany advances	75.2	(73.6)	(1.6)	—	—
Net cash used in financing activities	(20.3)	(75.6)	(30.9)	—	(126.8)
(Decrease) increase in cash and cash equivalents	(3.4)	(1.6)	6.3	—	1.3
Cash and cash equivalents at beginning of period	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of period	$57.1	$0.7	$8.0	$—	$65.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of June 30, 2015, we operated 109 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 84% and 85% of our Net operating revenues for the three and six months ended June 30, 2015, respectively.
Home Health and Hospice
We are the nation’s fifth largest provider of Medicare-certified skilled home health services. As of June 30, 2015, we provide home health and hospice services in 160 locations across 18 states. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 16% and 15% of our Net operating revenues for the three and six months ended June 30, 2015, respectively.
As of March 31, 2015, we provided home health and hospice services in 164 locations. While we continued to grow our home health agencies during the second quarter of 2015, the number of locations decreased quarter over quarter as we transitioned a portion of HealthSouth’s legacy hospital-based home health locations into Encompass Home Health and Hospice (“Encompass”), which we acquired on December 31, 2014, locations. Thirteen of HealthSouth’s legacy 25 agencies were integrated into Encompass during the second quarter of 2015, with ten of those locations relocated or merged into existing Encompass locations.

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

During the three and six months ended June 30, 2015, Net operating revenues increased by 26.5% and 25.9%, respectively, over the same periods of 2014 due primarily to our acquisition of Encompass on December 31, 2014 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K).
Within our inpatient rehabilitation segment, discharge growth of 8.3% coupled with a 0.3% increase in net patient revenue per discharge in the second quarter of 2015 generated 8.6% growth in net patient revenue from our hospitals compared to the second quarter of 2014. Discharge growth included a 2.8% increase in same-store discharges. During the six months ended June 30, 2015, discharge growth of 7.5% coupled with a 1.0% increase in net patient revenue per discharge generated 8.6% growth in net patient revenue from our hospitals compared to the six months ended June 30, 2014. Discharge growth for the six-month period included a 2.9% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. Thus, period-over-period growth in all operating results and performance metrics resulted from our acquisition of Encompass. Re-hospitalization rates at our home health agencies continued to be approximately 260 basis points lower than the national average, as reported by Outcome Concept Systems HomeCare (part of National Research Corporation).
We are experiencing much success with our growth efforts thus far in 2015. Specifically, in June 2015, we entered into a definitive agreement to acquire the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) for a cash purchase price of $730 million. Reliant operates a portfolio of 11 inpatient rehabilitation hospitals in Texas, Massachusetts, and Ohio for a total of 902 beds. This transaction, which is subject to customary closing conditions and regulatory approvals, including expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, is expected to close in the fourth quarter of 2015. We expect to fund this transaction with cash on hand and senior debt.
All of the Reliant hospitals are leased, and seven of the leases are treated as capital leases for accounting purposes. We will assume the lease obligations of all the acquired hospitals. The amount of the capital lease obligation to be recognized on our balance sheet upon closing is preliminarily estimated at approximately $210 million. In addition, operating entities for seven Reliant hospitals include minority limited partners. The interests held by limited partners represent less than 10% of the equity of the combined Reliant operating entities. The cash purchase price will be reduced for any remaining limited partner interests at closing.
We believe this acquisition complements our existing networks in the highly competitive Houston, Dallas-Fort Worth, and Austin markets while providing entry into new markets in Abilene, Texas; Dayton, Ohio; and the greater Boston metropolitan areas. In 2014, Reliant’s operations generated revenues of approximately $249 million. The acquisition of the operations of Reliant is expected to be immediately accretive, excluding transaction costs, to our earnings per share following closing.

In addition to signing a definitive agreement with Reliant to expand our portfolio of inpatient rehabilitation hospitals, we:

•
began operating the inpatient rehabilitation hospital at Memorial University Medical Center in Savannah, Georgia with our joint venture partner, Memorial Health, on April 1, 2015. The joint venture will build a new, 50-bed replacement inpatient rehabilitation hospital, which is expected to be completed in the first half of 2016;

•	acquired Cardinal Hill Rehabilitation Hospital (“Cardinal Hill”), comprised of 158 licensed inpatient rehabilitation beds and 74 licensed skilled nursing beds, in Lexington, Kentucky on May 1, 2015;

•
entered into an agreement, in May 2015, with West Tennessee Healthcare to form a joint venture to own and operate a 48-bed inpatient rehabilitation hospital in Jackson, Tennessee. The agreement calls for the relocation of the existing inpatient rehabilitation unit at Jackson-Madison County General Hospital to a free-standing hospital to be built by the joint venture, as well as joint ownership of our existing Cane Creek Rehabilitation Hospital in Martin, Tennessee. Under the agreement, HealthSouth will assume management of the existing rehabilitation unit on January 1, 2016, until the new hospital is complete. Construction of the new inpatient rehabilitation hospital will begin in 2016, once the required state regulatory approvals are obtained;

•
signed an agreement, in June 2015, with Mount Carmel Health System to begin construction of a new inpatient rehabilitation hospital in Westerville, Ohio. Construction of the 60-bed joint venture hospital is expected to begin in the fourth quarter of 2015 and be completed by the first quarter of 2017;

•
formed a joint venture, in June 2015, with St. John Health System to own and operate a 40-bed inpatient rehabilitation hospital in Broken Arrow, Oklahoma. Initially, the joint venture will own and operate the Bernsen Rehabilitation Center at St. John, a 24-bed inpatient rehabilitation unit currently located on the campus of St. John Medical Center in Tulsa, Oklahoma. The joint venture’s operation of this unit is expected to begin in the fourth quarter of 2015. In the fourth quarter of 2015, the joint venture plans to begin construction of the new 40-bed, free-standing hospital, with construction expected to be completed in the fourth quarter of 2016;

•
signed an agreement, in June 2015, with CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, to jointly build, own, and operate a 40-bed inpatient rehabilitation hospital in Hot Springs, Arkansas. Initially, the joint venture will own and operate the 20-bed inpatient rehabilitation unit currently located on the campus of CHI St. Vincent Hot Springs. The joint venture’s operation of this unit is expected to begin in the fourth quarter of 2015. At that time, the unit will be expanded to 27 beds. In the third quarter of 2015, the joint venture plans to begin construction of the new hospital, with construction expected to be completed in the second quarter of 2016; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Franklin, Tennessee	40	Q4 2014	Q4 2015
Modesto, California	50	Q1 2015	Q2 2016
Murrieta, California*	50	First half of 2017	First half of 2018
*In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
We also continued our growth efforts in our home health and hospice segment. Specifically, thus far in 2015, we have opened one hospice location, opened two home health locations, and acquired seven home health locations.

•	Integrity Home Health Care, Inc. - two locations in the Las Vegas, Nevada area (March 2015)

•	Harvey Home Health Services, Inc. - one location in Houston, Texas (April 2015)

•	Heritage Home Health, LLC - one location in Texarkana, Arkansas (May 2015)

•	Cardinal Hill - one location in Lexington, Kentucky (May 2015)

•	Alliance Home Health - two locations in the Fayetteville, Arkansas area (June 2015)
In addition to our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we:

•
issued, in January 2015, an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility;

•
issued, in March 2015, $300 million of 5.125% Senior Notes due 2023 at a price of 100% of the principal amount and, in April 2015, used the net proceeds from the issuance along with cash on hand to redeem all the outstanding principal of our 8.125% Senior Notes due 2020;

•
amended our credit agreement, in June 2015, to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million; and

•
amended our credit agreement, in July 2015, to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195.0 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020.

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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of June 30, 2015, we had installed this system in 73 of our 109 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the home health provider to one newly formed ACO serving 20,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2014 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including bed additions, de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, common stock dividends, repurchases of our common stock, and repayments of long-term debt. While our financial leverage increased as a result of the Encompass transaction and is anticipated to increase further when we close the Reliant transaction, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
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
On April 23, 2015, the United States Centers for Medicare and Medicaid Services (“CMS”) released its notice of proposed rulemaking for fiscal year 2016 (the “2016 Rule”) for inpatient rehabilitation facilities (“IRFs”) under the prospective payment system (“IRF-PPS”). The proposed rule would implement a net 1.9% market basket increase effective for discharges between October 1, 2015 and September 30, 2016, calculated as follows:

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
On July 9, 2015, CMS announced a proposal for the Comprehensive Care for Joint Replacement (“CCJR”) payment model. The model proposes to hold acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. Through the proposed five-year payment model, healthcare providers in 75 geographic areas would continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place would be held accountable for the quality and costs of care for the entire episode of care — from the time of the surgery through 90 days after discharge. Depending on the acute care hospital’s quality and cost performance during the episode, the hospital may receive an additional payment or be required to repay Medicare for a portion of the episode costs. As a result, the acute care hospitals would be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need. The proposed CCJR payment model would be implemented on January 1, 2016. Based on our initial analysis of this proposal, we believe its impact would be positive for HealthSouth as it should favor high-quality, low-cost providers like us who have made significant commitments to information systems that enable and enhance connectivity. We also believe the proposed rule further validates our movement into home health via the acquisition of Encompass. Currently, lower extremity joint replacement patients represent less than 8% of our total annual discharges due to our required compliance with the 60% rule. In the 75 geographic areas included in the CCJR proposal, lower extremity joint replacement patients represent approximately 2% of our annual Medicare discharges. The lower extremity joint replacement patients we do treat are higher acuity and generally are bilateral or possess significant comorbidities. In these cases, and in any risk-bearing bundling initiative, quality of outcomes is critical to achieving targeted financial results.
On July 6, 2015, CMS released its notice of proposed rulemaking for calendar year 2016 for home health agencies under the prospective payment system (“HH-PPS”). CMS estimates the rule will reduce Medicare payments to home health agencies by 1.8% in 2016. Specifically, while the proposed rule provides for a market basket update of 2.9%, that update is offset by a 2.5% rebasing adjustment reduction (the third year of a four-year phase-in), a productivity adjustment reduction of 60 basis points, and a proposed two-year coding intensity reduction of 1.6%. We are in the process of analyzing the proposed rule for its potential impact on our home health and hospice segment.
Additionally, the home health proposed rule contains changes under the Home Health Quality Reporting Program under the Improving Medicare Post-Acute Care Transformation Act of 2014, or the “IMPACT Act.” For example, in order for home health agencies to avoid a 2% reduction in their annual HH-PPS payment update percentage, the rule proposes to require all home health agencies to submit both admission and discharge outcome and assessment information sets, or “OASIS assessments,” for a minimum of 70% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. This percent would increase annually by 10% until it reaches 90%. If this proposal is adopted, we would not expect, based on our agencies’ current OASIS submission rates, to experience a material impact.
In addition, the proposed home health rule includes a proposal for the Home Health Value-Based Purchasing model, which would test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a payment reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, for all agencies delivering services within nine randomly selected states. Payment adjustments would be applied on an annual basis, beginning at 5% and increasing to 8% in later years of the initiative.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2014 Form 10‑K and Note 10, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care delivery models. In a coordinated care delivery model, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are positioning the Company in preparation for whatever changes are ultimately made to the delivery system. We are currently participating in several coordinated care delivery model initiatives and are exploring ACO participation in several others. We have 103 IRFs accepted into Phase 1 of Model 3 of CMS’ Bundled Payments for Care Improvement (“BPCI”) initiative. Five of our IRFs began participating in Phase 2 of this initiative in April 2015. In July 2015, three additional IRFs began participating in Phase 2 of this initiative. We also have several IRFs that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of our home health agencies began participating in Phase 2 of Model 3 of the BPCI initiative in April 2014. In July 2015, 42 additional home health agencies began participating in Phase 2 of Model 2 of this initiative. In addition, we have partnered as the home health provider with Premier PHC™, an ACO serving 20,000 Medicare patients.
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
Results of Operations
Payor Mix
During the three and six months ended June 30, 2015 and 2014, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	74.5%	74.1%	74.7%	74.7%
Medicaid	3.1%	1.8%	2.9%	1.5%
Workers’ compensation	0.9%	1.2%	0.9%	1.2%
Managed care and other discount plans, including Medicare Advantage	17.8%	18.7%	18.0%	18.4%
Other third-party payors	1.8%	1.7%	1.6%	1.6%
Patients	0.6%	0.9%	0.6%	1.0%
Other income	1.3%	1.6%	1.3%	1.6%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2014 Form 10-K.

Our Results
For the three and six months ended June 30, 2015 and 2014, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues	$764.4	$604.4	26.5%	$1,505.0	$1,195.6	25.9%
Less: Provision for doubtful accounts	(10.9)	(9.3)	17.2%	(22.5)	(16.8)	33.9%
Net operating revenues less provision for doubtful accounts	753.5	595.1	26.6%	1,482.5	1,178.8	25.8%
Operating expenses:
Salaries and benefits	401.8	285.3	40.8%	786.9	571.4	37.7%
Other operating expenses	104.2	86.3	20.7%	207.4	170.8	21.4%
Occupancy costs	12.5	10.3	21.4%	24.6	20.8	18.3%
Supplies	31.7	27.8	14.0%	63.1	55.4	13.9%
General and administrative expenses	32.1	30.2	6.3%	66.7	60.9	9.5%
Depreciation and amortization	32.7	26.4	23.9%	64.6	52.8	22.3%
Government, class action, and related settlements	—	(0.8)	(100.0)%	8.0	(0.8)	(1,100.0)%
Professional fees—accounting, tax, and legal	0.1	2.0	(95.0)%	2.3	3.6	(36.1)%
Total operating expenses	615.1	467.5	31.6%	1,223.6	934.9	30.9%
Loss on early extinguishment of debt	18.8	—	N/A	20.0	—	N/A
Interest expense and amortization of debt discounts and fees	30.9	27.8	11.2%	62.7	55.7	12.6%
Other income	(3.0)	(28.2)	(89.4)%	(3.5)	(29.9)	(88.3)%
Equity in net income of nonconsolidated affiliates	(2.3)	(2.6)	(11.5)%	(3.9)	(6.9)	(43.5)%
Income from continuing operations before income tax expense	94.0	130.6	(28.0)%	183.6	225.0	(18.4)%
Provision for income tax expense	32.2	36.5	(11.8)%	62.5	69.3	(9.8)%
Income from continuing operations	61.8	94.1	(34.3)%	121.1	155.7	(22.2)%
(Loss) income from discontinued operations, net of tax	(1.6)	3.8	(142.1)%	(1.9)	3.7	(151.4)%
Net income	60.2	97.9	(38.5)%	119.2	159.4	(25.2)%
Less: Net income attributable to noncontrolling interests	(17.3)	(14.8)	16.9%	(33.8)	(29.6)	14.2%
Net income attributable to HealthSouth	$42.9	$83.1	(48.4)%	$85.4	$129.8	(34.2)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provision for doubtful accounts	1.4%	1.5%	1.5%	1.4%
Operating expenses:
Salaries and benefits	52.6%	47.2%	52.3%	47.8%
Other operating expenses	13.6%	14.3%	13.8%	14.3%
Occupancy costs	1.6%	1.7%	1.6%	1.7%
Supplies	4.1%	4.6%	4.2%	4.6%
General and administrative expenses	4.2%	5.0%	4.4%	5.1%
Depreciation and amortization	4.3%	4.4%	4.3%	4.4%
Government, class action, and related settlements	—%	(0.1)%	0.5%	(0.1)%
Professional fees—accounting, tax, and legal	—%	0.3%	0.2%	0.3%
Total operating expenses	80.5%	77.3%	81.3%	78.2%
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
Net Operating Revenues
Our consolidated Net operating revenues increased by $160.0 million, or 26.5%, in the second quarter of 2015 compared to the second quarter of 2014. Approximately $114 million of this increase resulted from our acquisition of Encompass on December 31, 2014. The remainder of the increase came from increased revenues from our hospitals. Net operating revenues from our hospitals were 8.6% higher for the second quarter of 2015 compared to the same quarter of 2014. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts in any given period results from the acquisition of Encompass and fluctuations in pre-payment claims denials by Medicare Administrative Contractors and continued substantial delays (approximately three years) in the adjudication process at the administrative law judge hearing level. For additional information, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations—Our Results—Provision for Doubtful Accounts,” to the 2014 Form 10-K.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily due to increased patient volumes, a 2.25% merit increase given to all eligible nonmanagement employees effective October 1, 2014, and an approximate $4 million increase in group medical insurance reserves. Increased patient volumes included an increase in the number of full-time equivalents as a result of our hospital development activities and the acquisition of Encompass. Full-time equivalents also increased due to hospital staffing additions to ensure compliance with new Medicare quality reporting requirements and the creation of a new medical services department.
Salaries and benefits as a percent of Net operating revenues increased by 540 basis points and 450 basis points during the three and six months ended June 30, 2015, respectively, compared to the same periods of 2014 primarily as a result of the acquisition of Encompass, the pricing impact of updated Supplemental Security Income (“SSI”) ratios and proportionally higher discharge growth from payors where our reimbursement is lower (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”), an approximate $4 million increase in group medical insurance reserves, start-up costs associated with our de novo hospitals that opened in the fourth quarter of 2014, and the additional staff associated with Medicare quality reporting and the medical services department.

Other Operating Expenses
Other operating expenses increased in the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily due to the acquisition of Encompass, increased patient volumes at our hospitals, and the ongoing implementation of our clinical information system. Other operating expenses for the six months ended June 30, 2015 also included the settlement of an employee sexual harassment matter that was not covered by insurance.
As a percent of Net operating revenues, Other operating expenses decreased during the three and six months ended June 30, 2015 compared to the same periods of 2014 due to increased revenues, primarily as a result of the acquisition of Encompass.
Occupancy Costs
Occupancy costs increased in the three and six months ended June 30, 2015 compared to the same periods of 2014 due to the acquisition of Encompass. As a percent of Net operating revenues, Occupancy costs decreased in both periods presented due to our increasing revenue, primarily as a result of the acquisition of Encompass.
Supplies
Supplies increased in the three and six months ended June 30, 2015 compared to the same periods of 2014 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues in the 2015 periods presented compared to the 2014 periods presented primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
General and Administrative Expenses
General and administrative expenses increased in the three and six months ended June 30, 2015 compared to the same periods of 2014 due primarily to transaction costs associated with the pending acquisition of Reliant. General and administrative expenses for the six months ended June 30, 2015 also included an increase associated with stock-based compensation. General and administrative expenses decreased as a percent of Net operating revenues in the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
Depreciation and Amortization
Depreciation and amortization increased during the 2015 periods presented compared to the 2014 periods presented due to our capital expenditures and development activities throughout 2014 and the first half of 2015.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in the six months ended June 30, 2015 resulted from a settlement discussed in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
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
In April 2015, we used the net proceeds from the offering of 5.125% Senior Notes due 2023 along with cash on hand to execute the redemption of our 8.125% Senior Notes due 2020. As a result of this redemption, we recorded an $18.8 million Loss on early extinguishment of debt in the second quarter of 2015.

See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in the three and six months ended June 30, 2015 compared to the same periods of 2014 resulted from an increase in average borrowings offset by a lower average cash interest rate. Average borrowings increased due to our use of debt to fund the acquisition of Encompass. Our average cash interest rate decreased from 6.5% and 6.6% in the three and six months ended June 30, 2014, respectively, to 5.1% and 5.2% in the three and six months ended June 30, 2015, respectively, due to the redemption of our 7.25% Senior Notes due 2018 in October 2014, the redemption of approximately $25 million of our 7.75% Senior Notes due 2022 in December 2014, and the redemption of our 8.125% Senior Notes due 2020 in April 2015. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
Other Income
Other income for the three and six months ended June 30, 2015 included a $2.0 million gain related to the increase in fair value of our option to purchase up to a 5% equity interest in Surgical Care Affiliates (“SCA”), our former surgery centers division, from April 1, 2015 (the date it became exercisable) to April 13, 2015 (the date we exercised the option). Other income for the three and six months ended June 30, 2015 also included a $0.6 million realized gain from the sale of a portion of SCA common stock during the second quarter of 2015. See Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Other income for the three and six months ended June 30, 2014 included a $27.2 million gain related to the acquisition of an additional 30% equity interest in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K.
Equity in Net Income of Nonconsolidated Affiliates
The decrease in Equity in Net Income of Nonconsolidated Affiliates in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily resulted from our increased ownership in and consolidation of Fairlawn. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K. Equity in Net Income of Nonconsolidated Affiliates for the six months ended June 30, 2014 included an approximate $1 million gain from the sale of the underlying assets of an equity investment.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in the three and six months ended June 30, 2015 decreased over the same periods of 2014 as our continued revenue growth was offset by increases in bad debt expense, depreciation and amortization, interest, and group medical insurance reserves, as discussed above. Pre-tax income for the six months ended June 30, 2015 was also negatively impacted by the litigation settlements discussed above.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $10 million to $15 million, net of refunds, for 2015. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended June 30, 2015 and 2014, current income tax expense was $3.4 million and $3.0 million, respectively. For the six months ended June 30, 2015 and 2014, current income tax expense was $6.9 million and $6.6 million, respectively.
Our Provision for income tax expense of $32.2 million and $62.5 million for the three and six months ended June 30, 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
Our Provision for income tax expense of $36.5 million and $69.3 million for the three and six months ended June 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K related to our acquisition of an additional 30% equity interest in Fairlawn. As a result of this transaction, we released the deferred tax liability associated with the outside basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $2.4 million and $0.9 million as of June 30, 2015 and December 31, 2014, respectively.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2014 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests in the three and six months ended June 30, 2015 compared to the same periods of 2014 primarily resulted from our acquisition of Encompass on December 31, 2014. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. Beginning in the first quarter of 2015, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. Prior period information has been adjusted to conform to the current period presentation. Specifically, HealthSouth’s legacy 25 hospital-based home health agencies have been reclassified from our inpatient rehabilitation segment to our home health and hospice segment for all periods presented. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 11, Segment Reporting, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Inpatient Rehabilitation
During the three and six months ended June 30, 2015 and 2014, our inpatient rehabilitation segment derived its net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	72.7%	73.9%	73.1%	74.4%
Medicaid	2.6%	1.8%	2.3%	1.6%
Workers’ compensation	1.1%	1.2%	1.1%	1.2%
Managed care and other discount plans, including Medicare Advantage	19.2%	18.9%	19.4%	18.6%
Other third-party payors	2.1%	1.7%	1.9%	1.6%
Patients	0.7%	0.9%	0.7%	1.0%
Other income	1.6%	1.6%	1.5%	1.6%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$618.7	$569.7	8.6%	$1,225.3	$1,127.9	8.6%
Outpatient and other	26.6	27.4	(2.9)%	50.3	53.7	(6.3)%
Inpatient rehabilitation segment revenues	645.3	597.1	8.1%	1,275.6	1,181.6	8.0%
Less: Provision for doubtful accounts	(10.2)	(9.2)	10.9%	(21.2)	(16.6)	27.7%
Net operating revenues less provision for doubtful accounts	635.1	587.9	8.0%	1,254.4	1,165.0	7.7%
Operating expenses:
Salaries and benefits	317.6	280.2	13.3%	624.0	561.1	11.2%
Other operating expenses	93.5	84.0	11.3%	188.7	166.7	13.2%
Supplies	29.9	27.7	7.9%	59.7	55.2	8.2%
Occupancy costs	10.7	10.2	4.9%	21.1	20.6	2.4%
Other income	(0.4)	(1.0)	(60.0)%	(0.9)	(2.7)	(66.7)%
Equity in net income of nonconsolidated affiliates	(2.3)	(2.6)	(11.5)%	(3.9)	(6.9)	(43.5)%
Noncontrolling interests	15.6	14.7	6.1%	30.8	29.4	4.8%
Segment Adjusted EBITDA	$170.5	$174.7	(2.4)%	$334.9	$341.6	(2.0)%

	(Actual Amounts)
Discharges	36,408	33,620	8.3%	71,524	66,509	7.5%
Net patient revenue per discharge	$16,994	$16,945	0.3%	$17,131	$16,959	1.0%
Outpatient visits	144,914	149,664	(3.2)%	276,267	292,357	(5.5)%
Average length of stay (days)	13.0	13.1	(0.8)%	13.1	13.3	(1.5)%
Occupancy %	70.4%	70.5%	(0.1)%	70.2%	70.9%	(1.0)%
# of licensed beds	7,374	6,884	7.1%	7,374	6,884	7.1%
Full-time equivalents*	17,601	16,251	8.3%	17,302	16,164	7.0%
Employees per occupied bed	3.41	3.37	1.2%	3.36	3.33	0.9%

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
Net Operating Revenues
Net patient revenue from our hospitals was 8.6% higher for the second quarter of 2015 compared to the same quarter of 2014. This increase was attributable to a 8.3% increase in patient discharges and a 0.3% increase in net patient revenue per discharge. Discharge growth included a 2.8% increase in same-store discharges and a 5.5% increase in new-store discharges. Approximately 110 basis points of discharge growth from new stores resulted from the consolidation of Fairlawn effective

June 1, 2014, with the remainder resulting from three de novo hospitals that opened in the fourth quarter of 2014 (Altamonte Springs, Florida; Newnan, Georgia; and Middletown, Delaware), our acquisitions of Quillen Rehabilitation Hospital (“Quillen”) in Johnson City, Tennessee (November 2014) and Cardinal Hill in Lexington, Kentucky (May 2015), and our joint venture with Memorial Health in Savannah, Georgia (April 2015). While we experienced pricing growth from Medicare and managed care payors, these price adjustments were offset by updated SSI ratios published by CMS for fiscal year 2013 and proportionally higher discharge growth in Medicaid and managed care payors, where our reimbursement is lower. We believe the discharge growth in Medicaid is a result of a larger number of patients who are now eligible to receive inpatient rehabilitative care due to higher Medicaid enrollment resulting from implementation of the Affordable Care Act.
CMS periodically retroactively updates SSI ratios that are used to determine adjustments to Medicare payment rates for low-income patients. In June 2015, CMS updated the ratios for fiscal year 2013, and we retroactively recorded adjustments to full-year 2013, full-year 2014, and year-to-date 2015. The SSI ratio adjustment resulted in an approximate $5 million reduction in our Net operating revenues in the second quarter of 2015 while similar ratio adjustments resulted in an approximate $2 million increase in Net operating revenues in the second quarter of 2014.
Net patient revenue from our hospitals was 8.6% higher for the six months ended June 30, 2015 compared to the same period of 2014. This increase was attributable to a 7.5% increase in patient discharges and a 1.0% increase in net patient revenue per discharge. Discharge growth included a 2.9% increase in same-store discharges and a 4.6% increase in new-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2015 were impacted by the same factors as discussed above for the second quarter of 2015.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding Cardinal Hill and our joint venture with Memorial Health. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K for information regarding Fairlawn and Quillen.
Adjusted EBITDA
The decrease in Adjusted EBITDA in the second quarter of 2015 compared to the second quarter of 2014 primarily resulted from the SSI ratio adjustments and proportionally higher discharge growth from payors where our reimbursement is lower, as discussed above, an approximate $4 million increase in group medical insurance reserves, and incremental costs associated with investments in our operating platform, including a contractual increase in costs associated with the ongoing implementation of our electronic clinical information system, the addition of staff at our hospitals to ensure compliance with new CMS quality reporting requirements, the creation of a new medical services department, and costs associated with our participation in CMS’ Model 3 bundling pilot initiative.
In addition to the above items that negatively impacted Adjusted EBITDA for the second quarter of 2015, Adjusted EBITDA for the six months ended June 30, 2015 was also negatively impacted by increased bad debt expense and settlement of an employee sexual harassment matter that was not covered by insurance. The increase in bad debt expense continues to result from pre-payment claims denials by Medicare Administrative Contractors and continued delays of approximately three years in the adjudication process at the administrative law judge hearing level.
Adjusted EBITDA for the six months ended June 30, 2014 included approximately $2 million from the sale of two investments.

Home Health and Hospice
During the three and six months ended June 30, 2015 and 2014, our home health and hospice segment derived its net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Medicare	83.9%	96.8%	83.8%	96.6%
Medicaid	5.8%	—%	5.7%	—%
Workers’ compensation	—%	—%	—%	0.1%
Managed care and other discount plans, including Medicare Advantage	10.1%	2.2%	10.3%	2.1%
Other third-party payors	0.1%	1.0%	0.1%	1.2%
Patients	0.1%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$111.5	$7.3	NMF	$215.4	$14.0	NMF
Hospice	7.6	—	N/A	14.0	—	N/A
Home health and hospice segment revenues	119.1	7.3	NMF	229.4	14.0	NMF
Less: Provision for doubtful accounts	(0.7)	(0.1)	NMF	(1.3)	(0.2)	NMF
Net operating revenues less provision for doubtful accounts	118.4	7.2	NMF	228.1	13.8	NMF
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	56.7	4.2	NMF	110.1	8.4	NMF
Support and overhead costs	41.0	1.7	NMF	79.1	3.4	NMF
Noncontrolling interests	1.7	0.1	NMF	3.0	0.2	NMF
Segment Adjusted EBITDA	$19.0	$1.2	NMF	$35.9	$1.8	NMF

	(Actual Amounts)
Home health:
Admissions	16,862	1,913	NMF	33,361	3,813	NMF
Recertifications	15,103	242	NMF	29,588	479	NMF
Episodes	31,817	2,097	NMF	61,329	4,132	NMF
Average revenue per episode	$3,082	$3,387	(9.0)%	$3,092	$3,284	(5.8)%
Episodic visits per episode	19.4	18.4	5.4%	19.5	18.5	5.4%
Total visits	675,095	39,876	NMF	1,306,094	79,353	NMF
Cost per visit	$71	$106	(33.0)%	$71	$107	(33.6)%
Hospice:
Admissions	594	N/A	N/A	1,218	N/A	N/A
Patient days	49,272	N/A	N/A	90,170	N/A	N/A
Revenue per day	$154	N/A	N/A	$155	N/A	N/A
The increase in Net operating revenues and Adjusted EBITDA during the three and six months ended June 30, 2015 compared to the same periods of 2014 was due to our acquisition of Encompass on December 31, 2014 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K). Because of this acquisition, certain variances in the above table are considered to be not meaningful figures and are labeled as “NMF.”
Results of Discontinued Operations
For information regarding discontinued operations, see Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 15, Assets and Liabilities in and Results of Discontinued Operations, to the consolidated financial statements accompanying the 2014 Form 10-K.
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
In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 (the “2023 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $295 million in net proceeds from the public offering. On April 10, 2015, we used the net proceeds from the 2023 Notes offering along with cash on hand to redeem all of our 8.125% Senior Notes due 2020 (the “2020 Notes”). Pursuant to the terms of the 2020 Notes, this redemption was made at a price of 104.063%, which resulted in a total cash outlay of approximately $302 million to retire the $290 million in principal. As a result of this redemption, we recorded an $18.8 million Loss on early extinguishment of debt in the second quarter of 2015.
In order to facilitate the funding of our development pipeline, including the pending acquisition of Reliant, in June 2015, we amended our existing credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million. In July 2015, we further amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195.0 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020.
On April 22, 2015, we delivered notice of the exercise of our rights to force conversion of all outstanding shares of our Convertible perpetual preferred stock (par value of $0.10 per share and liquidation preference of $1,000 per share) pursuant to the underlying certificate of designations. The effective date of the conversion was April 23, 2015. On that date, each share of preferred stock automatically converted into 33.9905 shares of our common stock (par value of $0.01 per share). We completed the forced conversion by issuing and delivering in the aggregate 3,271,415 shares of our common stock to the registered holders of the 96,245 shares of the preferred stock outstanding and paying cash in lieu of fractional shares due to those holders. The conversion increased the number of basic shares outstanding by 3,271,415 and did not change the diluted share count. On an annual basis, the conversion of the preferred stock to common stock is expected to result in a net positive cash impact of $3.2 million for the difference between preferred dividends and common dividends on these shares, based on the current common dividend level of $0.23 per share.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders. While our financial leverage increased as a result of the Encompass transaction and will increase further when we close the Reliant transaction, we anticipate reducing our financial leverage over time based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
For additional information regarding our indebtedness, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
Current Liquidity
As of June 30, 2015, we had $45.5 million in Cash and cash equivalents. Cash and cash equivalents as of June 30, 2015 excluded $35.5 million in restricted cash (included in Other current assets), $7.4 million of nonrestricted marketable securities (included in Other current assets), and $56.2 million of restricted marketable securities ($19.4 million included in Other current assets and $36.8 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2014 Form 10-K.
In addition to Cash and cash equivalents, as of June 30, 2015, we had approximately $414 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2015, the maximum leverage ratio requirement per our credit agreement was 4.25x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2015, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2022 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2015.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$204.9	$235.1
Net cash used in investing activities	(126.7)	(107.0)
Net cash used in financing activities	(99.4)	(126.8)
(Decrease) increase in cash and cash equivalents	$(21.2)	$1.3
Operating activities. The decrease in Net cash provided by operating activities for the six months ended June 30, 2015 compared to the same period of 2014 primarily resulted from increases in working capital and cash interest expense, as well as transaction costs incurred to date in connection with our pending acquisition of Reliant. Increased working capital continues to result from growth in accounts receivable due to additional claims denials by Medicare Administrative Contractors and continued delays at the administrative law judge hearing level (see Item 1, Business, “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation,” of the 2014 Form 10-K). Higher cash interest expense resulted from the debt used to fund the acquisition of Encompass.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2015 compared to the same period of 2014 primarily resulted from our 2015 development activities described in Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2015 compared to the same period of 2014 primarily resulted from repurchases of our common stock during the six months ended June 30, 2014. During the first half of 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2015 are as follows (in millions):

	Total	July 1 through December 31, 2015	2016 - 2017	2018 - 2019	2020 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$1,888.7	$6.3	$23.4	$177.8	$1,681.2
Revolving credit facility	153.0	—	—	153.0	—
Interest on long-term debt (b)	938.8	49.6	197.5	194.4	497.3
Capital lease obligations (c)	160.9	7.8	30.3	24.4	98.4
Operating lease obligations (d)(e)	238.0	21.5	72.9	51.9	91.7
Purchase obligations (e)(f)	103.1	16.6	43.6	22.3	20.6
Other long-term liabilities (g)(h)	3.7	0.1	0.4	0.4	2.8
Total	$3,486.2	$101.9	$368.1	$624.2	$2,392.0

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2015. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 16% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2014 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, at June 30, 2015, we had $2.4 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2014 Form 10-K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $98.5 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2015, we made capital expenditures of approximately $62 million for property and equipment and capitalized software. These expenditures are exclusive of approximately $78 million in net cash related to our acquisition activity in the first half of 2015. During 2015, we expect to spend approximately $190 million to $240 million for capital expenditures. This estimated range for capital expenditures is exclusive of hospital acquisitions, but it includes an estimated range of $30 million to $40 million for new home health and hospice agencies. Approximately $90 million to $100 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2014, February 2015, and May 2015, our board of directors declared a cash dividend of $0.21 per share that was paid in January 2015, April 2015, and July 2015, respectively. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share, payable on October 15, 2015 to stockholders of record on October 1, 2015. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes. See Note 8, Long-term Debt, and Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2014 Form 10-K and Note 9, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of June 30, 2015, approximately $207 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
Under the credit agreement, the Adjusted EBITDA calculation does not include net income attributable to noncontrolling interests and includes (1) gain or loss on disposal of assets, (2) professional fees unrelated to the stockholder derivative litigation, (3) unusual or nonrecurring cash expenditures in excess of $10 million, and (4) pro forma adjustments resulting from debt transactions and development activities. These items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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

Our Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$60.2	$97.9	$119.2	$159.4
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	1.6	(3.8)	1.9	(3.7)
Provision for income tax expense	32.2	36.5	62.5	69.3
Interest expense and amortization of debt discounts and fees	30.9	27.8	62.7	55.7
Professional fees—accounting, tax, and legal	0.1	2.0	2.3	3.6
Government, class action, and related settlements	—	(0.8)	8.0	(0.8)
Net noncash loss (gain) on disposal or impairment of assets	0.8	1.7	(0.7)	3.0
Depreciation and amortization	32.7	26.4	64.6	52.8
Loss on early extinguishment of debt	18.8	—	20.0	—
Stock-based compensation expense	6.2	7.0	15.6	14.3
Net income attributable to noncontrolling interests	(17.3)	(14.8)	(33.8)	(29.6)
Reliant transaction costs	3.3	—	3.3	—
Gain on consolidation of Fairlawn Rehabilitation Hospital	—	(27.2)	—	(27.2)
Adjusted EBITDA	$169.5	$152.7	$325.6	$296.8
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$204.9	$235.1
Provision for doubtful accounts	(22.5)	(16.8)
Professional fees—accounting, tax, and legal	2.3	3.6
Interest expense and amortization of debt discounts and fees	62.7	55.7
Equity in net income of nonconsolidated affiliates	3.9	6.9
Net income attributable to noncontrolling interests in continuing operations	(33.8)	(29.6)
Amortization of debt-related items	(6.3)	(6.3)
Distributions from nonconsolidated affiliates	(3.7)	(6.5)
Current portion of income tax expense	6.9	6.6
Change in assets and liabilities	101.2	44.5
Premium received on bond issuance	(8.0)	—
Premium paid on bond redemption	11.8	—
Reliant transaction costs	3.3	—
Net cash used in operating activities of discontinued operations	0.3	1.2
Other	2.6	2.4
Adjusted EBITDA	$325.6	$296.8
Growth in Adjusted EBITDA in 2015 compared to 2014 resulted primarily from the acquisition of Encompass on December 31, 2014. As discussed above in the “Segment Results of Operations” section of this Item, increased Net operating revenues in our inpatient rehabilitation segment were offset by SSI ratio adjustments and proportionally higher growth in discharges from payors with lower reimbursement, an approximate $4 million increase in group medical insurance reserves, increased bad debt expense, and incremental costs associated with investments in our operating platform. Adjusted EBITDA for the six months ended June 30, 2015 was also negatively impacted by the settlement of an employee sexual harassment matter that was not covered by insurance.
Adjusted EBITDA for the three and six months ended June 30, 2015 included approximately $2.6 million of gains associated with our equity interest in SCA (see Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). Adjusted EBITDA for the six months ended June 30, 2014 included approximately $2 million from the sale of two investments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2015, our primary variable rate debt outstanding related to $153.0 million in advances under our revolving credit facility and $195.0 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.0 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.7 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2015 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our Annual Report on Form 10‑K for the year ended December 31, 2014 (the “2014 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2015:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2015	752	$45.11	—	$206,944,707
May 1 through May 31, 2015	38,617	43.51	—	206,944,707
June 1 through June 30, 2015	910	47.50	—	206,944,707
Total	40,279	43.63	—

(1)
Except as noted in the following sentence, employees tendered these shares as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 236 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share on our common stock that was paid on October 15, 2014, and we paid the same per share quarterly dividend through July 15, 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share, payable on October 15, 2015 to stockholders of record on October 1, 2015. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 30, 2015

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

3.3	Amended and Restated Bylaws of HealthSouth Corporation, effective as of May 7, 2015 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on May 11, 2015).

3.4
Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

10.1
Acquisition Agreement, dated as of June 10, 2015, by and among HealthSouth Corporation, HealthSouth Acquisition Holdings, LLC, Reliant Holding Company, LLC, Reliant Hospital Partners, LLC, Nautic Partners VI, L.P., Nautic Partners VI-A, L.P., Reliant Blocker Corp., the additional indemnitors listed therein, and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on June 12, 2015).#

10.2
Third Amendment and Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of June 24, 2015, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on June 25, 2015).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.