Form 10-Q
period 2015-09-30
HEALTHSOUTH CORP
filed 2015-10-29
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

The registrant had 91,437,892 shares of common stock outstanding, net of treasury shares, as of October 22, 2015.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, impacts or effects of acquisitions, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014, as well as uncertainties and factors discussed in Part II, Item 1A, Risk Factors, and elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction such as the reinstatement of the “75% Rule,” Medicare payment bundling initiatives or the introduction of site neutral payments with skilled nursing facilities for certain conditions, and related increases in the costs of complying with such changes;

i

•
reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors and our exposure to the effects of Medicare claims audits for services previously provided;

•	increased costs of regulatory compliance and compliance monitoring in the healthcare industry, including the costs of investigating and defending asserted claims, whether meritorious or not;

•	our ability to control costs, particularly labor and employee benefit costs, including group medical expenses;

•
impacts resulting from coverage determinations made by Medicare administrative contractors regarding our Medicare reimbursement claims and delays in our recovery of improperly denied claims through the administrative appeals process on a timely basis;

•	our ability to adapt to changes in the healthcare delivery system, including involvement in coordinated care initiatives or programs that may arise with our referral sources;

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

•
our ability to successfully integrate Encompass Home Health and Hospice and the inpatient rehabilitation hospitals acquired from Reliant Hospital Partners, LLC and to close on the acquisition of, and integrate, the home health agency operations of CareSouth Health System, Inc., including the realization of anticipated benefits from those acquisitions and avoidance of unanticipated difficulties, costs, or liabilities that could arise from the acquisitions or integrations;

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Millions)
Net operating revenues	$778.6	$596.9	$2,283.6	$1,792.5
Less: Provision for doubtful accounts	(10.7)	(8.2)	(33.2)	(25.0)
Net operating revenues less provision for doubtful accounts	767.9	588.7	2,250.4	1,767.5
Operating expenses:
Salaries and benefits	417.1	290.0	1,204.0	861.4
Other operating expenses	106.7	89.4	314.1	260.2
Occupancy costs	12.5	10.3	37.1	31.1
Supplies	31.0	26.6	94.1	82.0
General and administrative expenses	30.6	27.5	97.3	88.4
Depreciation and amortization	33.7	27.4	98.3	80.2
Government, class action, and related settlements	—	—	8.0	(0.8)
Professional fees—accounting, tax, and legal	0.4	4.0	2.7	7.6
Total operating expenses	632.0	475.2	1,855.6	1,410.1
Loss on early extinguishment of debt	—	—	20.0	—
Interest expense and amortization of debt discounts and fees	35.6	27.8	98.3	83.5
Other income	(0.7)	(0.2)	(4.2)	(30.1)
Equity in net income of nonconsolidated affiliates	(2.4)	(1.9)	(6.3)	(8.8)
Income from continuing operations before income tax expense	103.4	87.8	287.0	312.8
Provision for income tax expense	35.9	22.1	98.4	91.4
Income from continuing operations	67.5	65.7	188.6	221.4
Income (loss) from discontinued operations, net of tax	0.3	(0.9)	(1.6)	2.8
Net income	67.8	64.8	187.0	224.2
Less: Net income attributable to noncontrolling interests	(17.1)	(14.7)	(50.9)	(44.3)
Net income attributable to HealthSouth	50.7	50.1	136.1	179.9
Less: Convertible perpetual preferred stock dividends	—	(1.6)	(1.6)	(4.7)
Net income attributable to HealthSouth common shareholders	$50.7	$48.5	$134.5	$175.2

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	90.6	86.5	89.1	86.8
Diluted	101.5	100.5	101.4	100.7

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.56	$0.56	$1.52	$1.96
Discontinued operations	—	(0.01)	(0.02)	0.03
Net income	$0.56	$0.55	$1.50	$1.99
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.52	$0.53	$1.43	$1.82
Discontinued operations	—	(0.01)	(0.02)	0.03
Net income	$0.52	$0.52	$1.41	$1.85

Cash dividends per common share	$0.23	$0.21	$0.65	$0.57

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$50.4	$51.0	$137.7	$177.1
Income (loss) from discontinued operations, net of tax	0.3	(0.9)	(1.6)	2.8
Net income attributable to HealthSouth	$50.7	$50.1	$136.1	$179.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Millions)
COMPREHENSIVE INCOME
Net income	$67.8	$64.8	$187.0	$224.2
Other comprehensive loss, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.7)	(0.2)	0.2	0.5
Reclassifications to net income	(0.6)	—	(1.2)	(0.5)
Other comprehensive loss before income taxes	(1.3)	(0.2)	(1.0)	—
Provision for income tax benefit related to other comprehensive loss items	0.5	0.1	0.4	—
Other comprehensive loss, net of tax	(0.8)	(0.1)	(0.6)	—
Comprehensive income	67.0	64.7	186.4	224.2
Comprehensive income attributable to noncontrolling interests	(17.1)	(14.7)	(50.9)	(44.3)
Comprehensive income attributable to HealthSouth	$49.9	$50.0	$135.5	$179.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$801.6	$66.7
Accounts receivable, net of allowance for doubtful accounts of $34.8 in 2015; $22.2 in 2014	350.9	323.2
Deferred income tax assets	185.9	188.4
Other current assets	124.6	108.3
Total current assets	1,463.0	686.6
Property and equipment, net	1,079.1	1,019.7
Goodwill	1,105.0	1,084.0
Intangible assets, net	324.7	306.1
Deferred income tax assets	55.4	129.4
Other long-term assets	222.1	183.0
Total assets	$4,249.3	$3,408.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$23.6	$20.8
Accounts payable	65.6	53.4
Accrued expenses and other current liabilities	314.4	290.1
Total current liabilities	403.6	364.3
Long-term debt, net of current portion	2,800.7	2,110.8
Other long-term liabilities	140.7	136.3
	3,345.0	2,611.4
Commitments and contingencies
Convertible perpetual preferred stock	—	93.2
Redeemable noncontrolling interests	114.1	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	630.4	473.2
Noncontrolling interests	159.8	146.3
Total shareholders’ equity	790.2	619.5
Total liabilities and shareholders’ equity	$4,249.3	$3,408.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2015
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	136.1	—	—	40.8	176.9
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.6)	—	—	—	—	(17.2)	—	(17.2)
Dividends declared on common stock	—	—	(59.1)	—	—	—	—	(59.1)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Stock options exercised	0.2	—	6.6	—	—	(4.4)	—	2.2
Distributions declared	—	—	—	—	—	—	(36.7)	(36.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	9.5	9.5
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(14.9)	—	—	—	—	(14.9)
Other	0.7	0.1	1.6	—	(0.6)	(1.6)	(0.1)	(0.6)
Balance at end of period	91.4	$1.1	$2,855.3	$(1,743.0)	$(1.1)	$(481.9)	$159.8	$790.2

	Nine Months Ended September 30, 2014
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	179.9	—	—	38.9	218.8
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(50.6)	—	—	—	—	(50.6)
Dividends declared on convertible perpetual preferred stock	—	—	(4.7)	—	—	—	—	(4.7)
Stock-based compensation	—	—	19.3	—	—	—	—	19.3
Stock options exercised	0.3	—	7.4	—	—	—	—	7.4
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(33.7)	(33.7)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	0.9	—	—	(0.7)	(0.1)	0.1
Balance at end of period	87.8	$1.0	$2,828.0	$(1,921.2)	$(0.1)	$(458.1)	$143.2	$592.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In Millions)
Cash flows from operating activities:
Net income	$187.0	$224.2
Loss (income) from discontinued operations	1.6	(2.8)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	33.2	25.0
Provision for government, class action, and related settlements	8.0	(0.8)
Depreciation and amortization	98.3	80.2
Loss on early extinguishment of debt	20.0	—
Equity in net income of nonconsolidated affiliates	(6.3)	(8.8)
Distributions from nonconsolidated affiliates	4.5	9.4
Stock-based compensation	21.8	19.3
Deferred tax expense	88.0	81.6
Gain on consolidation of Fairlawn Rehabilitation Hospital	—	(27.2)
Other	8.2	13.0
Change in assets and liabilities—
Accounts receivable	(83.7)	(48.7)
Other assets	(8.3)	8.9
Accounts payable	4.4	3.7
Accrued payroll	(16.6)	(8.6)
Accrued interest payable	13.9	4.7
Other liabilities	(3.0)	(3.7)
Premium received on bond issuance	9.8	6.3
Premium paid on redemption of bonds	(11.8)	—
Net cash used in operating activities of discontinued operations	(0.8)	(1.0)
Total adjustments	179.6	153.3
Net cash provided by operating activities	368.2	374.7

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(85.2)	(133.9)
Capitalized software costs	(20.7)	(12.6)
Acquisitions of businesses, net of cash acquired	(87.1)	(15.9)
Proceeds from sale of marketable securities	12.8	2.7
Purchase of restricted investments	(6.5)	(2.5)
Other	7.3	(0.1)
Net cash used in investing activities	(179.4)	(162.3)
Cash flows from financing activities:
Principal borrowings on term loan facilities	125.0	—
Proceeds from bond issuance	1,400.0	175.0
Principal payments on debt, including pre-payments	(546.3)	(5.7)
Borrowings on revolving credit facility	315.0	65.0
Payments on revolving credit facility	(615.0)	(110.0)
Debt amendment and issuance costs	(31.3)	(3.1)
Repurchases of common stock, including fees and expenses	—	(43.1)
Dividends paid on common stock	(56.3)	(47.4)
Dividends paid on convertible perpetual preferred stock	(3.1)	(4.7)
Distributions paid to noncontrolling interests of consolidated affiliates	(39.7)	(39.6)
Other	(2.2)	9.0
Net cash provided by (used in) financing activities	546.1	(4.6)
Increase in cash and cash equivalents	734.9	207.8
Cash and cash equivalents at beginning of period	66.7	64.5
Cash and cash equivalents at end of period	$801.6	$272.3

Supplemental schedule of noncash financing activity:
Conversion of preferred stock to common stock	$93.2	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
See also Note 11, Segment Reporting.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	75.1%	73.5%	74.8%	74.1%
Medicaid	3.4%	2.2%	3.0%	1.8%
Workers’ compensation	0.8%	1.1%	0.9%	1.2%
Managed care and other discount plans, including Medicare Advantage	17.4%	18.8%	17.8%	18.6%
Other third-party payors	1.5%	1.8%	1.6%	1.7%
Patients	0.5%	1.1%	0.6%	1.0%
Other income	1.3%	1.5%	1.3%	1.6%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Inpatient Rehabilitation Revenues
During the three and nine months ended September 30, 2015 and 2014, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	73.2%	73.1%	73.0%	73.9%
Medicaid	3.0%	2.2%	2.6%	1.8%
Workers’ compensation	1.0%	1.1%	1.1%	1.2%
Managed care and other discount plans, including Medicare Advantage	18.9%	19.0%	19.2%	18.8%
Other third-party payors	1.7%	1.9%	1.9%	1.7%
Patients	0.6%	1.1%	0.7%	1.0%
Other income	1.6%	1.6%	1.5%	1.6%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests in 2014 and 2013 to review certain patient files for discharges occurring from 2010 to 2014. These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific diagnosis code as in previous pre-payment audits. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
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
Home Health and Hospice Revenues
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. During the three and nine months ended September 30, 2015 and 2014, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	84.7%	97.5%	84.1%	96.9%
Medicaid	5.7%	—%	5.7%	—%
Workers’ compensation	—%	0.4%	—%	0.2%
Managed care and other discount plans, including Medicare Advantage	9.6%	1.1%	10.0%	1.8%
Other third-party payors	—%	1.0%	0.1%	1.1%
Patients	—%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. Revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of September 30, 2015 and December 31, 2014, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Reserves recorded for the outlier cap were not material as of September 30, 2015 and December 31, 2014.
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
Hospice
Medicare revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Currently, we do not believe we are at risk for exceeding these caps and have not recorded a reserve for these caps as of September 30, 2015 or December 31, 2014.
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

	September 30, 2015	December 31, 2014
Medicare	71.5%	72.2%
Medicaid	2.8%	1.8%
Workers' compensation	1.7%	1.9%
Managed care and other discount plans, including Medicare Advantage	19.0%	18.5%
Other third-party payors	3.9%	3.8%
Patients	1.1%	1.8%
Total	100.0%	100.0%
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 69% of all amounts denied. For claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 73% success rate. The resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write off receivables until all collection efforts have been exhausted, we do not write off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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
Inpatient Rehabilitation
Reliant Acquisition
In October 2015, we completed the previously announced acquisition of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”). Reliant operates a portfolio of 11 inpatient rehabilitation hospitals in Texas, Massachusetts, and Ohio with a total of 902 beds. The total cash consideration delivered at closing was approximately $730 million. With this acquisition, we are able to offer comprehensive, high-quality and cost-effective facility-based and home-based care across new and existing service areas. Supplemental pro forma information and the preliminary purchase price allocation have not been provided as estimates of the fair value of the assets acquired and liabilities assumed have not been completed. See Note 4, Long-term Debt.
Other Inpatient Rehabilitation Acquisitions
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the inpatient rehabilitation transactions completed in 2015 were as follows (in millions):

Total current assets	$10.1
Property and equipment, net	42.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.1
Trade names (useful life of 20 years)	0.8
Certificates of need (useful lives of 20 years)	8.8
Licenses (useful life of 20 years)	0.2
Goodwill	0.7
Total assets acquired	63.4
Total liabilities assumed	(2.7)
Net assets acquired	$60.7
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fair value of assets acquired	$—	$—	$62.8	$52.0
Goodwill	—	—	0.7	34.8
Fair value of liabilities assumed	—	—	(2.7)	(21.9)
Fair value of noncontrolling interest owned by joint venture partner	—	—	(4.2)	(14.0)
Fair value of equity interest prior to acquisition	—	—	—	(35.0)
Net cash paid for acquisitions	$—	$—	$56.6	$15.9
Home Health and Hospice
CareSouth Acquisition
In August 2015, Encompass Home Health and Hospice (“Encompass”) entered into a definitive agreement to acquire the home health agency operations of CareSouth Health System, Inc. (“CareSouth”) for a cash purchase price of approximately $170 million. This transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close on November 1, 2015. See Note 4, Long-term Debt.
Other Home Health and Hospice Acquisitions
During the nine months ended September 30, 2015, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded with cash on hand.

•	In March 2015, we acquired Integrity Home Health Care, Inc. (“Integrity”), a home health company with two locations in the Las Vegas, Nevada area.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

•	In July 2015, we acquired Southern Utah Home Health, Inc. (“Southern Utah”), a home health and hospice company with two home health locations and two hospice locations in southern Utah.

•	In July 2015, we acquired Orthopedic Rehab Specialist, LLC (“ORS”), a home health company in Ocala, Florida.
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
The fair value of the assets acquired at the acquisition date for the home health and hospice transactions completed in 2015 were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 5 years)	1.3
Trade names (useful lives of 1 year)	0.5
Certificates of need (useful lives of 10 years)	4.9
Licenses (useful lives of 10 years)	3.6
Goodwill	20.3
Total assets acquired	30.7
Total liabilities assumed	(0.2)
Net assets acquired	$30.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Information regarding the net cash paid for all home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Fair value of assets acquired	$1.9	$—	$10.4	$—
Goodwill	7.5	—	20.3	—
Fair value of liabilities assumed	(0.1)	—	(0.2)	—
Net cash paid for acquisitions	$9.3	$—	$30.5	$—
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2014 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to September 30, 2015*	$40.8	$0.6
Combined entity: Supplemental pro forma from 07/01/2015-09/30/2015	778.9	50.7
Combined entity: Supplemental pro forma from 07/01/2014-09/30/2014	621.5	51.2
Combined entity: Supplemental pro forma from 01/01/2015-09/30/2015	2,316.3	136.6
Combined entity: Supplemental pro forma from 01/01/2014-09/30/2014	1,863.9	181.3

*	Savannah - includes operating results from April 1, 2015 through September 30, 2015
Cardinal Hill - includes operating results from May 1, 2015 through September 30, 2015
Integrity - includes operating results from March 3, 2015 through September 30, 2015
Harvey - includes operating results from April 15, 2015 through September 30, 2015
Heritage - includes operating results from May 1, 2015 through September 30, 2015
Alliance - includes operating results from June 4, 2015 through September 30, 2015
Southern Utah - includes operating results from July 1, 2015 through September 30, 2015
ORS - includes operating results from July 13, 2015 through September 30, 2015
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K for information regarding acquisitions completed in 2014.

3.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2015 and December 31, 2014, we had $11.1 million and $9.4 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in nine partially owned subsidiaries, of which eight are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 51%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating revenues	$9.2	$7.8	$26.3	$44.1
Operating expenses	(4.0)	(3.3)	(11.7)	(22.7)
Income from continuing operations, net of tax	5.1	4.2	13.8	28.2
Net income	5.1	4.2	13.8	28.2

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2015	December 31, 2014
Credit Agreement—
Advances under revolving credit facility	$25.0	$325.0
Term loan facilities	320.0	450.0
Bonds payable—
8.125% Senior Notes due 2020	—	287.0
7.75% Senior Notes due 2022	227.0	227.1
5.125% Senior Notes due 2023	300.0	—
5.75% Senior Notes due 2024	1,215.2	456.2
5.75% Senior Notes due 2025	350.0	—
2.0% Convertible Senior Subordinated Notes due 2043	264.7	258.0
Other notes payable	40.3	41.6
Capital lease obligations	82.1	86.7
	2,824.3	2,131.6
Less: Current portion	(23.6)	(20.8)
Long-term debt, net of current portion	$2,800.7	$2,110.8
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2015	$3.4	$3.4
2016	27.3	27.3
2017	25.6	25.6
2018	25.0	25.0
2019	27.8	27.8
2020	603.0	547.7
Thereafter	2,151.4	2,167.5
Total	$2,863.5	$2,824.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10‑K. In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 (the “2024 Notes”) at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of the repayment of borrowings under our term loan facility, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
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
On June 24, 2015, we amended our existing credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million. On July 29, 2015, we further amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020. Under the terms of the amendment, the amount available to us under the new term loan facilities would be reduced in the event we incurred additional capital markets indebtedness. Based on our issuance of additional senior notes in August 2015 and September 2015, as discussed below, our availability under the new term loan facilities was reduced to $250 million. In September, we borrowed $125 million of the new term loan facilities, the proceeds of which were used to fund a portion of the Reliant acquisition. We intend to utilize the remaining $125 million of term loan facility capacity to finance a portion of the CareSouth acquisition, which is expected to close on November 1, 2015. See Note 2, Business Combinations.
In August 2015, we issued an additional $350 million of our 2024 Notes at a price of 100.5% of the principal amount, which resulted in approximately $351 million in net proceeds from the private offering. We used the net proceeds to reduce borrowings under our revolving credit facility and fund a portion of the Reliant acquisition, as discussed in Note 2, Business Combinations.
In September 2015, we issued $350 million of 5.75% Senior Notes due 2025 (the “2025 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $344 million in net proceeds from the private offering. We used the

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

net proceeds from this borrowing to fund a portion of the Reliant acquisition. The 2025 Notes are governed by the Base Indenture, as defined in Note 8, Long-term debt, to the consolidated financial statements accompanying the 2014 Form 10-K, and the Seventh Supplemental Indenture dated September 16, 2015. The 2025 Notes mature on September 15, 2025 and bear interest at a per annum rate of 5.75%. Interest on the 2025 Notes is payable semiannually in arrears on March 15 and September 15, beginning on March 15, 2016.
We may redeem the 2025 Notes, in whole or in part, at any time on or after September 15, 2020 at the redemption prices set forth below:

Period	Redemption Price*
2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%
* Expressed in percentage of principal amount
The net proceeds used in the Reliant acquisition from the private offering of the additional 2024 Notes in August, the private offering of the 2025 Notes in September, and the September draw under our term loan facilities, as discussed above, were invested in short-term interest-bearing instruments and are included in Cash and cash equivalents in our consolidated balance sheet as of September 30, 2015.
On October 28, 2015, we gave notice of, and made an irrevocable commitment for, the redemption of $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of the 7.75% Senior Notes due 2022, this optional redemption will be at a price of 103.875%, which will result in a total cash outlay of approximately $52 million when the transaction closes, which is expected to be on November 30, 2015. We plan to use cash on hand and borrowings under its senior secured credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $2 million loss on early extinguishment of debt in the fourth quarter of 2015.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$84.7	$13.5
Net income attributable to noncontrolling interests	10.1	5.4
Distributions declared	(5.6)	(6.7)
Change in fair value	24.9	—
Balance at end of period	$114.1	$12.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Net income attributable to nonredeemable noncontrolling interests	$13.4	$12.9	$40.8	$38.9
Net income attributable to redeemable noncontrolling interests	3.7	1.8	10.1	5.4
Net income attributable to noncontrolling interests	$17.1	$14.7	$50.9	$44.3

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$16.6	$—	$16.6	$—	M
Other long-term assets:
Restricted marketable securities	39.4	—	39.4	—	M
Redeemable noncontrolling interests	114.1	—	—	114.1	I
As of December 31, 2014
Other current assets:
Current portion of restricted marketable securities	$4.6	$—	$4.6	$—	M
Other long-term assets:
Option to purchase SCA stock	9.9	—	—	9.9	M
Restricted marketable securities	45.9	—	45.9	—	M
Redeemable noncontrolling interests	84.7	—	—	84.7	I
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

•
Option to purchase SCA stock - The fair value of the option to purchase Surgical Care Affiliates (“SCA”) stock was determined using a lattice model. Inputs into the model included the historical price volatility of SCA’s common stock, the risk-free interest rate, and probability factors for the timing of when the option was expected to be exercisable.

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
During the second quarter of 2014, we entered into an amendment to the option agreement that required us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our consolidated balance sheet and marked to market each period. As of December 31, 2014, the fair value of this option was $9.9 million and is included in Other long-term assets in our condensed consolidated balance sheet. Income from discontinued operations, net of tax for the three and nine months ended September 30, 2014 included a $1.6 million loss and a $5.1 million gain, respectively, resulting from the initial recording of this option as a derivative and its fair value adjustments during the 2014 periods presented. Income from discontinued operations, net of tax for the nine months ended September 30, 2015 included a $0.4 million net loss resulting from the change in fair value of this option from December 31, 2014 to March 31, 2015.
On April 1, 2015, TPG closed a secondary offering of SCA common stock, which resulted in greater than 30% of SCA’s common stock being listed or traded on a national securities exchange, and our option became exercisable. On April 9, 2015, we delivered notice of exercise of the option to SCA. On April 13, 2015, SCA settled the net exercise of the option by delivering to us 326,242 shares of SCA common stock. The closing price of the stock on that date was $35.43 per share. Other income for the nine months ended September 30, 2015 included a $2.0 million gain resulting from the change in fair value of this option from April 1, 2015, the date the option became exercisable, to April 13, 2015, the date we settled the net exercise of the option and received shares of SCA common stock.
During the second and third quarter of 2015, we sold all of our shares of SCA common stock resulting in realized gains of $0.6 million and $1.2 million that is included in Other income in our condensed statements of operations for the three and nine months ended September 30, 2015, respectively.
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
As a result of our consolidation of Fairlawn (as defined in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K) and the remeasurement of our previously held equity interest at fair value, we recorded a $27.2 million gain as part of Other income during the nine months ended September 30, 2014. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

assumptions for the hospital. The projected operating results used management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures.
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

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$25.0	$25.0	$325.0	$325.0
Term loan facilities	320.0	320.0	450.0	450.0
8.125% Senior Notes due 2020	—	—	287.0	302.5
7.75% Senior Notes due 2022	227.0	235.9	227.1	240.7
5.125% Senior Notes due 2023	300.0	289.8	—	—
5.75% Senior Notes due 2024	1,215.2	1,182.0	456.2	471.4
5.75% Senior Notes due 2025	350.0	340.4	—	—
2.00% Convertible Senior Subordinated Notes due 2043	264.7	362.4	258.0	358.4
Other notes payable	40.3	40.3	41.6	41.6
Financial commitments:
Letters of credit	—	34.2	—	31.8
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
Our Provision for income tax expense of $35.9 million and $98.4 million for the three and nine months ended September 30, 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
Our Provision for income tax expense of $22.1 million and $91.4 million for the three and nine months ended September 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K related to our acquisition of an additional 30% equity

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

interest in Fairlawn and our election to claim certain tax credits. As a result of the Fairlawn transaction, we released the deferred tax liability associated with the outside basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
The $241.3 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2015 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2015, we maintained a valuation allowance of $22.9 million due to uncertainties regarding our ability to utilize a portion of our state net operating losses (“NOLs”) before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our reported federal NOL of $137.4 million (approximately $393 million on a gross basis) as of September 30, 2015 excludes $14.5 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable.
Total remaining gross unrecognized tax benefits were $2.4 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2014	$0.9
Gross amount of increases in unrecognized tax benefits related to prior periods	1.5
Balance at September 30, 2015	$2.4
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. We do not expect a material change in our unrecognized tax benefits within the next 12 months due to the closing of the applicable statutes of limitation.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2015 and 2014 was not material. Accrued interest income related to income taxes as of September 30, 2015 and December 31, 2014 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. As a result of this agreement, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns. Our 2014 return has been filed and the IRS has not indicated their intent to examine or survey this return. We have settled federal income tax examinations with the IRS for all tax years through 2010. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by five states for tax years ranging from 2007 through 2013.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic:
Numerator:
Income from continuing operations	$67.5	$65.7	$188.6	$221.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(17.1)	(14.7)	(50.9)	(44.3)
Less: Income allocated to participating securities	(0.3)	(0.5)	(0.9)	(2.1)
Less: Convertible perpetual preferred stock dividends	—	(1.6)	(1.6)	(4.7)
Income from continuing operations attributable to HealthSouth common shareholders	50.1	48.9	135.2	170.3
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.3	(0.9)	(1.6)	2.8
Net income attributable to HealthSouth common shareholders	$50.4	$48.0	$133.6	$173.1
Denominator:
Basic weighted average common shares outstanding	90.6	86.5	89.1	86.8
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.56	$0.56	$1.52	$1.96
Discontinued operations	—	(0.01)	(0.02)	0.03
Net income	$0.56	$0.55	$1.50	$1.99

Diluted:
Numerator:
Income from continuing operations	$67.5	$65.7	$188.6	$221.4
Less: Net income attributable to noncontrolling interests included in continuing operations	(17.1)	(14.7)	(50.9)	(44.3)
Add: Interest on convertible debt, net of tax	2.4	2.3	7.0	6.8
Income from continuing operations attributable to HealthSouth common shareholders	52.8	53.3	144.7	183.9
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.3	(0.9)	(1.6)	2.8
Net income attributable to HealthSouth common shareholders	$53.1	$52.4	$143.1	$186.7
Denominator:
Diluted weighted average common shares outstanding	101.5	100.5	101.4	100.7
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.52	$0.53	$1.43	$1.82
Discontinued operations	—	(0.01)	(0.02)	0.03
Net income	$0.52	$0.52	$1.41	$1.85

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	90.6	86.5	89.1	86.8
Convertible perpetual preferred stock	—	3.2	1.3	3.2
Convertible senior subordinated notes	8.4	8.2	8.3	8.1
Restricted stock awards, dilutive stock options, restricted stock units, and common stock warrants	2.5	2.6	2.7	2.6
Diluted weighted average common shares outstanding	101.5	100.5	101.4	100.7
In October 2014, February 2015, and May 2015, our board of directors declared a cash dividend of $0.21 per share that was paid in January 2015, April 2015, and July 2015, respectively. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share, payable on October 15, 2015 to stockholders of record on October 1, 2015. On October 23, 2015, our board of directors declared a cash dividend of $0.23 per share, payable on January 15, 2016 to stockholders of record on January 2, 2016. As of September 30, 2015 and December 31, 2014, accrued common stock dividends of $21.7 million and $18.6 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
The indenture underlying our convertible notes includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the convertible notes. The current conversion price of the convertible notes is $38.08 per share, and the conversion rate is 26.2583 for each $1,000 principal amount of the convertible notes.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 29 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2015, we operate 109 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of September 30, 2015, we provide home health and hospice services in 164 locations across 18 states. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Net operating revenues	$651.6	$589.9	$1,927.2	$1,771.5	$127.0	$7.0	$356.4	$21.0
Less: Provision for doubtful accounts	(10.2)	(8.1)	(31.4)	(24.7)	(0.5)	(0.1)	(1.8)	(0.3)
Net operating revenues less provision for doubtful accounts	641.4	581.8	1,895.8	1,746.8	126.5	6.9	354.6	20.7
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	326.8	285.0	950.8	846.1	—	—	—	—
Other operating expenses	95.8	86.1	284.5	252.8	—	—	—	—
Supplies	28.9	26.5	88.6	81.7	—	—	—	—
Occupancy costs	10.6	10.2	31.7	30.8	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	61.7	4.1	171.8	12.5
Support and overhead costs	—	—	—	—	42.6	1.7	121.7	5.1
	462.1	407.8	1,355.6	1,211.4	104.3	5.8	293.5	17.6
Other income	(0.1)	(0.2)	(1.0)	(2.9)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(2.4)	(1.9)	(6.3)	(8.8)	—	—	—	—
Noncontrolling interests	15.6	14.6	46.4	44.0	1.5	0.1	4.5	0.3
Segment Adjusted EBITDA	$166.2	$161.5	$501.1	$503.1	$20.7	$1.0	$56.6	$2.8

Capital expenditures	$43.8	$46.1	$103.2	$146.6	$0.5	$—	$2.7	$—

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of September 30, 2015
Total assets	$3,419.4	$894.2	$4,249.3
Investments in and advances to nonconsolidated affiliates	11.1	—	11.1
As of December 31, 2014
Total assets	$2,596.8	$876.3	$3,408.8
Investments in and advances to nonconsolidated affiliates	9.4	—	9.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment Adjusted EBITDA	$186.9	$162.5	$557.7	$505.9
General and administrative expenses	(30.6)	(27.5)	(97.3)	(88.4)
Depreciation and amortization	(33.7)	(27.4)	(98.3)	(80.2)
Loss on disposal or impairment of assets	(0.9)	(2.7)	(0.2)	(5.7)
Government, class action, and related settlements	—	—	(8.0)	0.8
Professional fees - accounting, tax, and legal	(0.4)	(4.0)	(2.7)	(7.6)
Loss on early extinguishment of debt	—	—	(20.0)	—
Interest expense and amortization of debt discounts and fees	(35.6)	(27.8)	(98.3)	(83.5)
Gain on consolidation of former equity method hospital	—	—	—	27.2
Net income attributable to noncontrolling interests	17.1	14.7	50.9	44.3
Gain related to SCA equity interest	0.6	—	3.2	—
Income from continuing operations before income tax expense	$103.4	$87.8	$287.0	$312.8

	September 30, 2015	December 31, 2014
Total assets for reportable segments	$4,313.6	$3,473.1
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(64.3)	(64.3)
Total consolidated assets	$4,249.3	$3,408.8
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Inpatient rehabilitation:
Inpatient	$625.1	$563.7	$1,850.4	$1,691.6
Outpatient and other	26.5	26.2	76.8	79.9
Total inpatient rehabilitation	651.6	589.9	1,927.2	1,771.5
Home health and hospice:
Home health	118.3	7.0	333.7	21.0
Hospice	8.7	—	22.7	—
Total home health and hospice	127.0	7.0	356.4	21.0
Total net operating revenues	$778.6	$596.9	$2,283.6	$1,792.5

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.3	$468.6	$331.7	$(26.0)	$778.6
Less: Provision for doubtful accounts	—	(7.7)	(3.0)	—	(10.7)
Net operating revenues less provision for doubtful accounts	4.3	460.9	328.7	(26.0)	767.9
Operating expenses:
Salaries and benefits	14.7	218.9	187.7	(4.2)	417.1
Other operating expenses	6.5	68.2	42.0	(10.0)	106.7
Occupancy costs	1.1	16.9	6.3	(11.8)	12.5
Supplies	—	20.2	10.8	—	31.0
General and administrative expenses	27.8	—	2.8	—	30.6
Depreciation and amortization	2.6	20.0	11.1	—	33.7
Professional fees—accounting, tax, and legal	0.4	—	—	—	0.4
Total operating expenses	53.1	344.2	260.7	(26.0)	632.0
Interest expense and amortization of debt discounts and fees	33.4	2.1	2.7	(2.6)	35.6
Other income	(2.5)	(0.1)	(0.7)	2.6	(0.7)
Equity in net income of nonconsolidated affiliates	—	(2.4)	—	—	(2.4)
Equity in net income of consolidated affiliates	(80.4)	(9.2)	—	89.6	—
Management fees	(29.2)	22.2	7.0	—	—
Income from continuing operations before income tax (benefit) expense	29.9	104.1	59.0	(89.6)	103.4
Provision for income tax (benefit) expense	(20.5)	39.5	16.9	—	35.9
Income from continuing operations	50.4	64.6	42.1	(89.6)	67.5
Income from discontinued operations, net of tax	0.3	—	—	—	0.3
Net income	50.7	64.6	42.1	(89.6)	67.8
Less: Net income attributable to noncontrolling interests	—	—	(17.1)	—	(17.1)
Net income attributable to HealthSouth	$50.7	$64.6	$25.0	$(89.6)	$50.7
Comprehensive income	$49.9	$64.6	$42.1	$(89.6)	$67.0
Comprehensive income attributable to HealthSouth	$49.9	$64.6	$25.0	$(89.6)	$49.9

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$14.7	$1,394.8	$950.5	$(76.4)	$2,283.6
Less: Provision for doubtful accounts	—	(25.0)	(8.2)	—	(33.2)
Net operating revenues less provision for doubtful accounts	14.7	1,369.8	942.3	(76.4)	2,250.4
Operating expenses:
Salaries and benefits	35.0	647.0	534.5	(12.5)	1,204.0
Other operating expenses	22.7	199.6	122.4	(30.6)	314.1
Occupancy costs	3.2	48.6	18.6	(33.3)	37.1
Supplies	—	62.2	31.9	—	94.1
General and administrative expenses	93.6	—	3.7	—	97.3
Depreciation and amortization	7.3	58.7	32.3	—	98.3
Government, class action, and related settlements	8.0	—	—	—	8.0
Professional fees—accounting, tax, and legal	2.7	—	—	—	2.7
Total operating expenses	172.5	1,016.1	743.4	(76.4)	1,855.6
Loss on early extinguishment of debt	20.0	—	—	—	20.0
Interest expense and amortization of debt discounts and fees	91.0	6.6	8.2	(7.5)	98.3
Other income	(9.6)	(0.2)	(1.9)	7.5	(4.2)
Equity in net income of nonconsolidated affiliates	—	(6.3)	—	—	(6.3)
Equity in net income of consolidated affiliates	(241.0)	(25.4)	—	266.4	—
Management fees	(87.0)	66.2	20.8	—	—
Income from continuing operations before income tax (benefit) expense	68.8	312.8	171.8	(266.4)	287.0
Provision for income tax (benefit) expense	(68.9)	118.9	48.4	—	98.4
Income from continuing operations	137.7	193.9	123.4	(266.4)	188.6
Loss from discontinued operations, net of tax	(1.6)	—	—	—	(1.6)
Net income	136.1	193.9	123.4	(266.4)	187.0
Less: Net income attributable to noncontrolling interests	—	—	(50.9)	—	(50.9)
Net income attributable to HealthSouth	$136.1	$193.9	$72.5	$(266.4)	$136.1
Comprehensive income	$135.5	$193.9	$123.4	$(266.4)	$186.4
Comprehensive income attributable to HealthSouth	$135.5	$193.9	$72.5	$(266.4)	$135.5

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$786.7	$0.1	$14.8	$—	$801.6
Accounts receivable, net	—	227.2	123.7	—	350.9
Deferred income tax assets	122.7	39.8	23.4	—	185.9
Other current assets	43.0	17.7	100.5	(36.6)	124.6
Total current assets	952.4	284.8	262.4	(36.6)	1,463.0
Property and equipment, net	14.9	779.4	284.8	—	1,079.1
Goodwill	—	278.1	826.9	—	1,105.0
Intangible assets, net	11.9	60.9	251.9	—	324.7
Deferred income tax assets	89.4	17.5	—	(51.5)	55.4
Other long-term assets	474.0	66.6	67.5	(386.0)	222.1
Intercompany receivable and investments in consolidated affiliates	1,983.6	—	—	(1,983.6)	—
Total assets	$3,526.2	$1,487.3	$1,693.5	$(2,457.7)	$4,249.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$29.8	$4.4	$6.9	$(17.5)	$23.6
Accounts payable	9.8	32.8	23.0	—	65.6
Accrued expenses and other current liabilities	125.5	75.3	132.7	(19.1)	314.4
Total current liabilities	165.1	112.5	162.6	(36.6)	403.6
Long-term debt, net of current portion	2,690.0	81.0	415.7	(386.0)	2,800.7
Other long-term liabilities	40.7	12.0	139.1	(51.1)	140.7
Intercompany payable	—	240.8	182.7	(423.5)	—
	2,895.8	446.3	900.1	(897.2)	3,345.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	114.1	—	114.1
Shareholders’ equity:
HealthSouth shareholders’ equity	630.4	1,041.0	519.5	(1,560.5)	630.4
Noncontrolling interests	—	—	159.8	—	159.8
Total shareholders’ equity	630.4	1,041.0	679.3	(1,560.5)	790.2
Total liabilities and shareholders’ equity	$3,526.2	$1,487.3	$1,693.5	$(2,457.7)	$4,249.3

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$13.9	$189.9	$164.0	$0.4	$368.2
Cash flows from investing activities:
Purchases of property and equipment	(10.0)	(31.5)	(43.7)	—	(85.2)
Capitalized software costs	(19.0)	(0.4)	(1.3)	—	(20.7)
Acquisitions of businesses, net of cash acquired	(56.6)	—	(30.5)	—	(87.1)
Proceeds from sale of marketable securities	12.8	—	—	—	12.8
Purchase of restricted investments	—	—	(6.5)	—	(6.5)
Other	13.6	3.3	3.4	(13.0)	7.3
Net cash used in investing activities	(59.2)	(28.6)	(78.6)	(13.0)	(179.4)
Cash flows from financing activities:
Principal borrowings under term loan facilities	125.0	—	—	—	125.0
Proceeds from bond issuance	1,400.0	—	—	—	1,400.0
Principal payments on debt, including pre-payments	(545.0)	(0.8)	(15.5)	15.0	(546.3)
Borrowings on revolving credit facility	315.0	—	—	—	315.0
Payments on revolving credit facility	(615.0)	—	—	—	(615.0)
Debt amendment and issue costs	(31.3)	—	—	—	(31.3)
Dividends paid on common stock	(56.3)	—	—	—	(56.3)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(39.7)	—	(39.7)
Other	1.8	(0.5)	(1.5)	(2.0)	(2.2)
Change in intercompany advances	199.0	(161.4)	(37.2)	(0.4)	—
Net cash provided by (used in) financing activities	790.1	(162.7)	(93.9)	12.6	546.1
Increase (decrease) in cash and cash equivalents	744.8	(1.4)	(8.5)	—	734.9
Cash and cash equivalents at beginning of period	41.9	1.5	23.3	—	66.7
Cash and cash equivalents at end of period	$786.7	$0.1	$14.8	$—	$801.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$53.5	$206.9	$114.3	$—	$374.7
Cash flows from investing activities:
Purchases of property and equipment	(11.9)	(97.9)	(24.1)	—	(133.9)
Capitalized software costs	(4.1)	(1.5)	(7.0)	—	(12.6)
Acquisitions of businesses, net of cash acquired	—	—	(15.9)	—	(15.9)
Proceeds from sale of marketable securities	—	—	2.7	—	2.7
Purchase of restricted investments	—	—	(2.5)	—	(2.5)
Other	1.0	1.3	(2.4)	—	(0.1)
Net cash used in investing activities	(15.0)	(98.1)	(49.2)	—	(162.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(1.5)	(1.1)	(3.1)	—	(5.7)
Proceeds from bond issuance	175.0	—	—	—	175.0
Borrowings on revolving credit facility	65.0	—	—	—	65.0
Payments on revolving credit facility	(110.0)	—	—	—	(110.0)
Debt amendment and issuance costs	(3.1)	—	—	—	(3.1)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(47.4)	—	—	—	(47.4)
Dividends paid on convertible perpetual preferred stock	(4.7)	—	—	—	(4.7)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(39.6)	—	(39.6)
Other	13.3	(1.9)	(2.4)	—	9.0
Change in intercompany advances	124.0	(106.6)	(17.4)	—	—
Net cash provided by (used in) financing activities	167.5	(109.6)	(62.5)	—	(4.6)
Increase (decrease) in cash and cash equivalents	206.0	(0.8)	2.6	—	207.8
Cash and cash equivalents at beginning of period	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of period	$266.5	$1.5	$4.3	$—	$272.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2014 Form 10-K.
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of September 30, 2015, we operate 109 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 84% of our Net operating revenues for the three and nine months ended September 30, 2015, respectively.
Home Health and Hospice
We are the nation’s fifth largest provider of Medicare-certified skilled home health services. As of September 30, 2015, we provide home health and hospice services in 164 locations across 18 states. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 16% of our Net operating revenues for the three and nine months ended September 30, 2015, respectively.
During the third quarter of 2015, we continued to transition HealthSouth’s legacy hospital-based home health locations to Encompass Home Health and Hospice (“Encompass”), which we acquired on December 31, 2014. As of September 30, 2015, 22 of HealthSouth’s legacy 25 agencies had been integrated into Encompass, with 12 of those locations relocated or merged into existing Encompass locations. In addition, Encompass will operate one of HealthSouth’s integrated agencies as two locations. We intend to be fully integrated by the end of the first quarter of 2016.

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

During the three and nine months ended September 30, 2015, Net operating revenues increased by 30.4% and 27.4%, respectively, over the same periods of 2014 due primarily to our acquisition of Encompass on December 31, 2014 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K).
Within our inpatient rehabilitation segment, discharge growth of 9.6% coupled with a 1.2% increase in net patient revenue per discharge in the third quarter of 2015 generated 10.5% growth in net patient revenue from our hospitals compared to the third quarter of 2014. Discharge growth included a 3.9% increase in same-store discharges. During the nine months ended September 30, 2015, discharge growth of 8.2% coupled with a 1.1% increase in net patient revenue per discharge generated 8.8% growth in net patient revenue from our hospitals compared to the nine months ended September 30, 2014. Discharge growth for the nine-month period included a 3.3% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. Thus, period-over-period growth in all operating results and performance metrics resulted from our acquisition of Encompass. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, re-hospitalization rates at our home health agencies continued to be well below the national average, as reported by Alliance for Home Health Quality and Innovation.
We are experiencing success with our growth efforts thus far in 2015. Specifically, in October 2015, we completed the previously announced acquisition of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”). Reliant operates a portfolio of 11 inpatient rehabilitation hospitals in Texas, Massachusetts, and Ohio with a total of 902 beds. All of the Reliant hospitals are leased, and seven of the leases are treated as capital leases for accounting purposes. We assumed all of these lease obligations. The amount of the capital lease obligation to be recognized on our balance sheet is approximately $210 million. At closing, one Reliant hospital entity had a remaining minority limited partner interest of 0.5%. The cash purchase price was reduced by the estimated fair value of this interest.
We funded the cash purchase price in the Reliant acquisition with proceeds from our August and September 2015 senior notes issuances (as discussed below) and borrowings under our senior secured credit facility. The total cash consideration delivered at closing was approximately $730 million.
With the acquisition of Reliant, we operate 120 inpatient rehabilitation hospitals across 29 states and Puerto Rico. We believe this acquisition complements our existing networks in the highly competitive Houston, Dallas-Fort Worth, and Austin markets while providing entry into new markets in Abilene, Texas; Dayton, Ohio; and the greater Boston metropolitan areas. In 2014, Reliant’s operations generated revenues of approximately $249 million. The acquisition of the operations of Reliant will be immediately accretive, excluding transaction costs, to our earnings per share.

In addition to completing the Reliant acquisition to expand our portfolio of inpatient rehabilitation hospitals, we:

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

•
entered into an agreement, in June 2015, with Mount Carmel Health System to begin construction of a new inpatient rehabilitation hospital in Westerville, Ohio. Construction of the 60-bed joint venture hospital is expected to begin in the fourth quarter of 2015 and be completed by the first quarter of 2017;

•
formed a joint venture, in June 2015, with St. John Health System to own and operate a 40-bed inpatient rehabilitation hospital in Broken Arrow, Oklahoma. Initially, the joint venture will own and operate the Bernsen Rehabilitation Center at St. John, a 24-bed inpatient rehabilitation unit currently located on the campus of St. John Medical Center in Tulsa, Oklahoma. The joint venture’s operation of this unit is expected to begin in the first quarter of 2016. Additionally, in the first quarter of 2016, the joint venture plans to begin construction of the new 40-bed, free-standing hospital, with construction expected to be completed in the fourth quarter of 2016;

•
entered into an agreement, in June 2015, with CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, to jointly build, own, and operate a 40-bed inpatient rehabilitation hospital in Hot Springs, Arkansas. Initially, the joint venture will own and operate the 20-bed inpatient rehabilitation unit currently located on the campus of CHI St. Vincent Hot Springs. The joint venture’s operation of this unit is expected to begin in the fourth quarter of 2015. At that time, the unit will be expanded to 27 beds. Additionally, in the fourth quarter of 2015, the joint venture will begin construction of the new hospital, with construction expected to be completed in the third quarter of 2016; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Franklin, Tennessee	40	Q4 2014	Q4 2015
Modesto, California	50	Q1 2015	Q2 2016
Murrieta, California*	50	First half of 2017	2018
*In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
We also continued our growth efforts in our home health and hospice segment. In August 2015, Encompass entered into a definitive agreement to acquire the home health agency operations of CareSouth Health System, Inc. (“CareSouth”) for a cash purchase price of approximately $170 million. CareSouth operates a portfolio of 45 home health locations in 7 states (34 of these locations are in CON states) and generated revenues of approximately $104 million in 2014. This transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close on November 1, 2015. We expect to fund this transaction with senior debt and cash on hand.
The CareSouth acquisition enables HealthSouth to leverage the operating platform of Encompass across home health locations in the new markets of Alabama, Georgia, North Carolina, South Carolina, and Tennessee. CareSouth also improves Encompass’ market share position in the key states of Florida and Virginia. Upon completion of this transaction, Encompass will become the third largest home health provider in Virginia and the ninth largest home health provider in Florida. These new home health locations will overlap (within a 30-mile radius) with 14 of HealthSouth’s existing inpatient rehabilitation hospitals. The addition of these assets will allow HealthSouth to better serve the post-acute needs of patients in those markets by offering both facility-based and home-based post-acute services. After the acquisition of CareSouth, HealthSouth will provide home health and hospice services in 209 locations across 23 states. Post the Reliant and CareSouth acquisitions, we will have Encompass home health locations in 71 of HealthSouth’s 120 IRF markets, or 59% overlap.
In addition to signing a definitive agreement with CareSouth, thus far in 2015, we have opened three home health locations and one hospice location and acquired ten home health locations and two hospice locations. The acquired locations include:

•	Integrity Home Health Care, Inc. - two locations in the Las Vegas, Nevada area (March 2015)

•	Harvey Home Health Services, Inc. - one location in Houston, Texas (April 2015)

•	Heritage Home Health, LLC - one location in Texarkana, Arkansas (May 2015)

•	Cardinal Hill - one location in Lexington, Kentucky (May 2015)

•	Alliance Home Health - two locations in the Fayetteville, Arkansas area (June 2015)

•	Southern Utah Home Health, Inc. - two home health locations and two hospice locations in southern Utah (July 2015)

•	Orthopedic Rehab Specialist, LLC - one location in Ocala, Florida (July 2015)
To support our growth efforts, we took the following steps to increase the capacity and flexibility of our balance sheet:

•
in January 2015, issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility;

•
in March 2015, issued $300 million of 5.125% Senior Notes due 2023 at a price of 100% of the principal amount and, in April 2015, used the net proceeds from the issuance along with cash on hand to redeem all the outstanding principal of our 8.125% Senior Notes due 2020;

•
in June 2015, amended our credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million;

•
in July 2015, amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020. Under the terms of the amendment, our issuance of additional senior notes in August 2015 and September 2015, as discussed below, reduced our availability under the new term loan facilities to $250 million;

•
in August 2015, issued an additional $350 million of our 5.75% Senior Notes due 2024 at a price of 100.50% of the principal amount and used the net proceeds from the issuance to reduce borrowings under our revolving credit facility and, in October 2015, to fund a portion of the Reliant acquisition; and

•
in September 2015, issued $350 million of 5.75% Senior Notes due 2025 at a price of 100% of the principal amount and, in October 2015, used the net proceeds from the issuance to fund a portion of the Reliant acquisition.

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
Second, we are an industry leader in the growing post-acute sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, and the application of rehabilitative technology. As the fifth largest provider of Medicare-certified skilled home health services, we believe we differentiate ourselves from our competitors by virtue of our scale and density in the markets we serve, the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consummating and integrating acquisitions.
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of September 30, 2015, we had installed this system in 78 of our 109 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the home health provider to one ACO serving approximately 20,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2014 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including repayments of long-term debt, bed additions, de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, common stock dividends, and repurchases of our common stock. While our financial leverage increased as a result of the Encompass and Reliant transactions and is anticipated to increase further when we close the CareSouth transaction, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is particularly important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2015 and beyond. Additionally, many legislators in the United States House of Representatives and the United States Senate continue to express the policy objective of modifying or repealing the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). At this time, it is unclear what, if any, of the Medicare-related changes may ultimately be enacted and signed into law by the President, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the 2010 Healthcare Reform Laws will result from future budget and other legislative initiatives.
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
On July 31, 2015, CMS released its notice of final rulemaking for fiscal year 2016 (the “2016 Rule”) for inpatient rehabilitation facilities (“IRFs”) under the prospective payment system (“IRF-PPS”). The final rule will implement a net 1.7% market basket increase effective for discharges between October 1, 2015 and September 30, 2016, calculated as follows:

Market basket update	2.4%
Healthcare reform reduction	20 basis points
Productivity adjustment	50 basis points
The final rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed-loss threshold. The final rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the final rule’s release and incorporates other adjustments included in the final rule, we believe the 2016 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% effective October 1, 2015, prior to the impact of sequestration.
Additionally, the final rule contains changes that could affect us in future years. For example, pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), CMS adopted six additional quality reporting measures, the reporting of which beginning on October 1, 2016 will require additional time and expense and could affect reimbursement beginning October 1, 2018. CMS also adopted an IRF-specific market basket that could, in a given year, result in a higher or lower pricing update than the current market basket methodologies.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the OIG, CMS, and state Medicaid programs. Under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. A substantial majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules. We have discussed our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions. If the MAC continues to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
On July 9, 2015, CMS announced a proposal for the Comprehensive Care for Joint Replacement (“CCJR”) payment model. The model proposes to hold acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. Through the proposed five-year payment model, healthcare providers in 75 geographic areas would continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place would be held accountable for the quality and costs of care for the entire episode of care — from the time of the surgery through 90 days after discharge. Depending on the acute care hospital’s quality and cost performance during the episode, the hospital may receive an additional payment or be required to repay Medicare for a portion of the episode costs. As a result, the acute care hospitals would be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need. As currently proposed, the CCJR payment model would be implemented on January 1, 2016. Based on our initial analysis of this proposal, we believe its impact would be positive for HealthSouth as it should favor high-quality, low-cost providers like us who have made significant commitments to information systems that enable and enhance connectivity. We also believe the proposed rule further validates our movement into home health via the acquisition of Encompass. Currently, lower extremity joint replacement patients represent less than 8% of our total annual discharges due to our required compliance with the 60% rule. Given the 75 geographic areas included in the CCJR proposal, our patients potentially subject to this model represent approximately 2% of our annual Medicare discharges. The lower extremity joint replacement patients we do treat are generally higher acuity and bilateral or possess significant comorbidities. In these cases and in any risk-bearing bundling initiative, quality of outcomes is critical to achieving targeted financial results.
On July 6, 2015, CMS released its notice of proposed rulemaking for calendar year 2016 for home health agencies under the prospective payment system (“HH-PPS”). CMS estimates the rule will reduce Medicare payments to home health agencies by approximately 1.8% in 2016. Specifically, while the proposed rule provides for a market basket update of 2.9%, that update is offset by a 2.5% rebasing adjustment reduction (the third year of a four-year phase-in), a productivity adjustment reduction of 60 basis points, and a proposed two-year coding intensity reduction of 1.6%. We believe the proposed 2016 rule will result in a net decrease to Encompass’ Medicare payment rates of approximately 2.0% effective for episodes ending in calendar year 2016, before sequestration.
Additionally, the HH-PPS provides that quality reporting requirements must be satisfied in order for agencies to avoid a 2% reduction in their annual HH-PPS payment update percentage. All home health agencies must submit both admission and discharge outcome and assessment information sets, or “OASIS assessments,” for a minimum of 70% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. In the 2016 proposed rule, CMS seeks to increase the minimum reporting threshold to 80% for episodes occurring between July 1, 2016 and June 30, 2017, and to 90% for episodes occurring from July 1, 2017 and thereafter. If this proposal is adopted, we would not expect, based on our agencies’ current OASIS submission rates, to experience a material impact.
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

The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care delivery models. In a coordinated care delivery model, hospitals, physicians, and other care providers are reimbursed in a fashion meant to encourage the provision of coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are positioning the Company in preparation for whatever changes are ultimately made to the delivery system. We are currently participating in several coordinated care delivery model initiatives and are exploring ACO participation in several others. Five of our IRFs began participating in Phase 2, the “at-risk” phase, of Model 3 of CMS’ Bundled Payments for Care Improvement (“BPCI”) initiative in April 2015. In July 2015, three additional IRFs began participating in Phase 2 of this initiative. We also have several IRFs that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of our home health agencies began participating in Phase 2 of Model 3 of the BPCI initiative in April 2014. In July 2015, 42 additional home health agencies began participating in Phase 2 of Model 3 of this initiative. In addition, we have partnered as the home health provider with Premier PHC™, an ACO serving approximately 20,000 Medicare patients.
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
These key challenges notwithstanding, we believe we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. Consequently, we believe we are positioned to continue to grow, adapt to external events, and create value for our shareholders in 2015 and beyond.
Results of Operations
Payor Mix
During the three and nine months ended September 30, 2015 and 2014, we derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	75.1%	73.5%	74.8%	74.1%
Medicaid	3.4%	2.2%	3.0%	1.8%
Workers’ compensation	0.8%	1.1%	0.9%	1.2%
Managed care and other discount plans, including Medicare Advantage	17.4%	18.8%	17.8%	18.6%
Other third-party payors	1.5%	1.8%	1.6%	1.7%
Patients	0.5%	1.1%	0.6%	1.0%
Other income	1.3%	1.5%	1.3%	1.6%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2014 Form 10-K.

Our Results
For the three and nine months ended September 30, 2015 and 2014, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues	$778.6	$596.9	30.4%	$2,283.6	$1,792.5	27.4%
Less: Provision for doubtful accounts	(10.7)	(8.2)	30.5%	(33.2)	(25.0)	32.8%
Net operating revenues less provision for doubtful accounts	767.9	588.7	30.4%	2,250.4	1,767.5	27.3%
Operating expenses:
Salaries and benefits	417.1	290.0	43.8%	1,204.0	861.4	39.8%
Other operating expenses	106.7	89.4	19.4%	314.1	260.2	20.7%
Occupancy costs	12.5	10.3	21.4%	37.1	31.1	19.3%
Supplies	31.0	26.6	16.5%	94.1	82.0	14.8%
General and administrative expenses	30.6	27.5	11.3%	97.3	88.4	10.1%
Depreciation and amortization	33.7	27.4	23.0%	98.3	80.2	22.6%
Government, class action, and related settlements	—	—	N/A	8.0	(0.8)	(1,100.0)%
Professional fees—accounting, tax, and legal	0.4	4.0	(90.0)%	2.7	7.6	(64.5)%
Total operating expenses	632.0	475.2	33.0%	1,855.6	1,410.1	31.6%
Loss on early extinguishment of debt	—	—	N/A	20.0	—	100.0%
Interest expense and amortization of debt discounts and fees	35.6	27.8	28.1%	98.3	83.5	17.7%
Other income	(0.7)	(0.2)	250.0%	(4.2)	(30.1)	(86.0)%
Equity in net income of nonconsolidated affiliates	(2.4)	(1.9)	26.3%	(6.3)	(8.8)	(28.4)%
Income from continuing operations before income tax expense	103.4	87.8	17.8%	287.0	312.8	(8.2)%
Provision for income tax expense	35.9	22.1	62.4%	98.4	91.4	7.7%
Income from continuing operations	67.5	65.7	2.7%	188.6	221.4	(14.8)%
Income (loss) from discontinued operations, net of tax	0.3	(0.9)	(133.3)%	(1.6)	2.8	(157.1)%
Net income	67.8	64.8	4.6%	187.0	224.2	(16.6)%
Less: Net income attributable to noncontrolling interests	(17.1)	(14.7)	16.3%	(50.9)	(44.3)	14.9%
Net income attributable to HealthSouth	$50.7	$50.1	1.2%	$136.1	$179.9	(24.3)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision for doubtful accounts	1.4%	1.4%	1.5%	1.4%
Operating expenses:
Salaries and benefits	53.6%	48.6%	52.7%	48.1%
Other operating expenses	13.7%	15.0%	13.8%	14.5%
Occupancy costs	1.6%	1.7%	1.6%	1.7%
Supplies	4.0%	4.5%	4.1%	4.6%
General and administrative expenses	3.9%	4.6%	4.3%	4.9%
Depreciation and amortization	4.3%	4.6%	4.3%	4.5%
Government, class action, and related settlements	—%	—%	0.4%	—%
Professional fees—accounting, tax, and legal	0.1%	0.7%	0.1%	0.4%
Total operating expenses	81.2%	79.6%	81.3%	78.7%
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
Net Operating Revenues
Our consolidated Net operating revenues increased by $181.7 million, or 30.4%, in the third quarter of 2015 compared to the third quarter of 2014. Approximately $125 million of this increase resulted from our acquisition of Encompass on December 31, 2014. The remainder of the increase predominantly came from our inpatient rehabilitation hospitals. Net operating revenues from our inpatient rehabilitation segment were 10.5% higher for the third quarter of 2015 compared to the same quarter of 2014. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts in any given period results from the acquisition of Encompass and fluctuations in pre-payment claims denials by MACs and continued substantial delays (approximately three years) in the adjudication process at the administrative law judge hearing level. For additional information, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations—Our Results—Provision for Doubtful Accounts,” to the 2014 Form 10-K.
Salaries and Benefits
Salaries and benefits increased in the three and nine months ended September 30, 2015 compared to the same period of 2014 primarily due to increased patient volumes, a 2.25% merit increase given to all eligible nonmanagement hospital employees effective October 1, 2014, and an increase in group medical insurance reserves in our inpatient rehabilitation segment. Increased patient volumes included an increase in the number of full-time equivalents as a result of our hospital development activities and the acquisition of Encompass. Full-time equivalents also increased due to hospital staffing additions to ensure compliance with new Medicare quality reporting requirements and the creation of a new medical services department.
Salaries and benefits as a percent of Net operating revenues increased by 500 basis points and 460 basis points during the three and nine months ended September 30, 2015, respectively, compared to the same periods of 2014 primarily as a result of the acquisition of Encompass, the pricing impact of proportionally higher discharge growth from payors where our reimbursement is lower (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”), an increase in group medical insurance reserves in our inpatient rehabilitation segment, start-up costs associated with our de novo hospitals that opened in the fourth quarter of 2014, and the additional staff associated with Medicare quality reporting and the medical services department. We expect to continue experiencing increased group medical claims activity in the fourth quarter of 2015. In addition, the nine months ended September 30, 2015 also included the pricing impact of updated

Supplemental Security Income (“SSI”) ratios (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”).
Salaries and benefits are expected to increase in the fourth quarter of 2015 due to a 2.50% merit increase provided to our nonmanagement hospital employees effective October 1, 2015.
Other Operating Expenses
Other operating expenses increased in the three and nine months ended September 30, 2015 compared to the same periods of 2014 primarily due to the acquisition of Encompass, increased patient volumes at our hospitals, and the ongoing implementation of our clinical information system. Other operating expenses for the nine months ended September 30, 2015 also included the settlement of an employee sexual harassment matter that was not covered by insurance.
As a percent of Net operating revenues, Other operating expenses decreased during the three and nine months ended September 30, 2015 compared to the same periods of 2014 due to increased revenues, primarily as a result of the acquisition of Encompass.
Occupancy Costs
Occupancy costs increased in the three and nine months ended September 30, 2015 compared to the same periods of 2014 due to the acquisition of Encompass. As a percent of Net operating revenues, Occupancy costs decreased in both periods presented due to our increasing revenue, primarily as a result of the acquisition of Encompass.
Supplies
Supplies increased in the three and nine months ended September 30, 2015 compared to the same periods of 2014 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues in the 2015 periods presented compared to the 2014 periods presented primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
General and Administrative Expenses
General and administrative expenses increased in the three and nine months ended September 30, 2015 compared to the same periods of 2014 due primarily to transaction costs associated with the acquisition of Reliant. General and administrative expenses for the nine months ended September 30, 2015 also included an increase associated with stock-based compensation. General and administrative expenses decreased as a percent of Net operating revenues in the three and nine months ended September 30, 2015 compared to the same periods of 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
Depreciation and Amortization
Depreciation and amortization increased during the 2015 periods presented compared to the 2014 periods presented due to our capital expenditures and development activities throughout 2014 and 2015.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in the nine months ended September 30, 2015 resulted from a settlement discussed in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
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
Loss on Early Extinguishment of Debt
In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of the term loan prepayment, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
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
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in the three and nine months ended September 30, 2015 compared to the same periods of 2014 resulted from an increase in average borrowings offset by a lower average cash interest rate. Average borrowings increased due to our use of debt to fund the acquisitions of Encompass and Reliant. Our average cash interest rate decreased from 6.5% during 2014 to 5.3% and 5.2% in the three and nine months ended September 30, 2015, respectively, due to the redemption of our 7.25% Senior Notes due 2018 in October 2014, the redemption of approximately $25 million of our 7.75% Senior Notes due 2022 in December 2014, and the redemption of our 8.125% Senior Notes due 2020 in April 2015. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
Other Income
Other income for the three and nine months ended September 30, 2015 included a $0.6 million and $1.2 million, respectively, realized gain from the sale of all the common stock for Surgical Care Affiliates (“SCA”), our former surgery centers division. Other income for the nine months ended September 30, 2015 also included a $2.0 million gain related to the increase in fair value of our option to purchase up to a 5% equity interest in SCA from April 1, 2015 (the date it became exercisable) to April 13, 2015 (the date we exercised the option). See Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Other income for the nine months ended September 30, 2014 included a $27.2 million gain related to the acquisition of an additional 30% equity interest in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K.
Equity in Net Income of Nonconsolidated Affiliates
The decrease in Equity in Net Income of Nonconsolidated Affiliates in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily resulted from our increased ownership in and consolidation of Fairlawn. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K. Equity in Net Income of Nonconsolidated Affiliates for the nine months ended September 30, 2014 included an approximate $1 million gain from the sale of the underlying assets of an equity investment.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in the three months ended September 30, 2015 increased over the same period of 2014 due to increased Net operating revenues as a result of our acquisition of Encompass. Pre-tax income from continuing operations for the nine months ended September 30, 2015 decreased over the same period of 2014 as our continued revenue growth was offset by increases in bad debt expense, depreciation and amortization, interest, and group medical insurance reserves, as discussed above. Pre-tax income from continuing operations for the nine months ended September 30, 2015 was also negatively impacted by the litigation settlements discussed above.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $10 million to $15 million, net of refunds, for 2015. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. For the three months ended September 30, 2015 and 2014, current income tax expense was $3.5 million and $3.2 million, respectively. For the nine months ended September 30, 2015 and 2014, current income tax expense was $10.4 million and $9.8 million, respectively.

Our Provision for income tax expense of $35.9 million and $98.4 million for the three and nine months ended September 30, 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
Our Provision for income tax expense of $22.1 million and $91.4 million for the three and nine months ended September 30, 2014, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rates, which were reduced as a result of the nontaxable gain, as discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K, related to our acquisition of an additional 30% equity interest in Fairlawn and our election to claim certain tax credits. As a result of the Fairlawn transaction, we released the deferred tax liability associated with the outside basis of our investment in Fairlawn because we now possess sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $2.4 million and $0.9 million as of September 30, 2015 and December 31, 2014, respectively.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2014 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests in the three and nine months ended September 30, 2015 compared to the same periods of 2014 primarily resulted from our acquisition of Encompass on December 31, 2014. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K.

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
Inpatient Rehabilitation
During the three and nine months ended September 30, 2015 and 2014, our inpatient rehabilitation segment derived its net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	73.2%	73.1%	73.0%	73.9%
Medicaid	3.0%	2.2%	2.6%	1.8%
Workers’ compensation	1.0%	1.1%	1.1%	1.2%
Managed care and other discount plans, including Medicare Advantage	18.9%	19.0%	19.2%	18.8%
Other third-party payors	1.7%	1.9%	1.9%	1.7%
Patients	0.6%	1.1%	0.7%	1.0%
Other income	1.6%	1.6%	1.5%	1.6%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$625.1	$563.7	10.9%	$1,850.4	$1,691.6	9.4%
Outpatient and other	26.5	26.2	1.1%	76.8	79.9	(3.9)%
Inpatient rehabilitation segment revenues	651.6	589.9	10.5%	1,927.2	1,771.5	8.8%
Less: Provision for doubtful accounts	(10.2)	(8.1)	25.9%	(31.4)	(24.7)	27.1%
Net operating revenues less provision for doubtful accounts	641.4	581.8	10.2%	1,895.8	1,746.8	8.5%
Operating expenses:
Salaries and benefits	326.8	285.0	14.7%	950.8	846.1	12.4%
Other operating expenses	95.8	86.1	11.3%	284.5	252.8	12.5%
Supplies	28.9	26.5	9.1%	88.6	81.7	8.4%
Occupancy costs	10.6	10.2	3.9%	31.7	30.8	2.9%
Other income	(0.1)	(0.2)	(50.0)%	(1.0)	(2.9)	(65.5)%
Equity in net income of nonconsolidated affiliates	(2.4)	(1.9)	26.3%	(6.3)	(8.8)	(28.4)%
Noncontrolling interests	15.6	14.6	6.8%	46.4	44.0	5.5%
Segment Adjusted EBITDA	$166.2	$161.5	2.9%	$501.1	$503.1	(0.4)%

	(Actual Amounts)
Discharges	36,746	33,541	9.6%	108,270	100,050	8.2%
Net patient revenue per discharge	$17,011	$16,806	1.2%	$17,091	$16,908	1.1%
Outpatient visits	138,121	144,510	(4.4)%	414,388	436,867	(5.1)%
Average length of stay (days)	12.9	13.2	(2.3)%	13.0	13.2	(1.5)%
Occupancy %	69.6%	69.6%	—%	69.7%	70.4%	(1.0)%
# of licensed beds	7,422	6,890	7.7%	7,422	6,890	7.7%
Full-time equivalents*	17,782	16,499	7.8%	17,462	16,276	7.3%
Employees per occupied bed	3.47	3.46	0.3%	3.40	3.37	0.9%

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
Net Operating Revenues
Net patient revenue from our hospitals was 10.9% higher for the third quarter of 2015 compared to the same quarter of 2014. This increase was attributable to a 9.6% increase in patient discharges and a 1.2% increase in net patient revenue per discharge. Discharge growth included a 3.9% increase in same-store discharges and a 5.7% increase in new-store discharges. Discharge growth from new stores resulted from three de novo hospitals that opened in the fourth quarter of 2014 (Altamonte

Springs, Florida; Newnan, Georgia; and Middletown, Delaware), our acquisitions of Quillen Rehabilitation Hospital (“Quillen”) in Johnson City, Tennessee (November 2014), and Cardinal Hill in Lexington, Kentucky (May 2015), and our joint venture with Memorial Health in Savannah, Georgia (April 2015). While we experienced pricing growth from Medicare and managed care payors, the pricing adjustments were negatively impacted by proportionally higher discharge growth in Medicaid and managed care payors, where our reimbursement is lower, and lower average acuity of the patients treated.
Net patient revenue from our hospitals was 9.4% higher for the nine months ended September 30, 2015 compared to the same period of 2014. This increase was attributable to a 8.2% increase in patient discharges and a 1.1% increase in net patient revenue per discharge. Discharge growth included a 3.3% increase in same-store discharges and a 4.9% increase in new-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2015 were impacted by the same factors as discussed above for the third quarter of 2015. In addition, our net patient revenue per discharge was negatively impacted for the year-to-date period of 2015 by approximately $5 million for updated SSI ratios published by CMS for fiscal year 2013.
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
Adjusted EBITDA
The increase in Adjusted EBITDA in the third quarter of 2015 compared to the third quarter of 2014 primarily resulted from revenue growth from both same stores and new stores, as discussed above, impacted by (1) deleveraging of salaries and benefits as a percent of revenue due to a $4.5 million increase to group medical insurance reserves, an increase in our licensed skills mix, and an increase in volume-related “premium” pay, (2) increased bad debt expense from continued pre-payment claims denials predominately by one of our MACs, and (3) incremental investments in our operating platform, including a contractual increase in costs associated with the ongoing implementation of our electronic clinical information system, the addition of staff at our hospitals to ensure compliance with new CMS quality reporting requirements, the creation of a new medical services department, and costs associated with our participation in CMS’ Model 3 bundling pilot initiative. Increases in group medical costs resulted from an increase in the number and size of large claims (claims greater than $100,000) and an increase in the cost and use of specialty pharmaceuticals.
In addition to the above items that negatively impacted Adjusted EBITDA for the third quarter of 2015, Adjusted EBITDA for the nine months ended September 30, 2015 was also negatively impacted by SSI ratio adjustments, as discussed above, and settlement of an employee sexual harassment matter that was not covered by insurance.
Adjusted EBITDA for the nine months ended September 30, 2014 included approximately $2 million from the sale of two investments.
Home Health and Hospice
During the three and nine months ended September 30, 2015 and 2014, our home health and hospice segment derived its net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Medicare	84.7%	97.5%	84.1%	96.9%
Medicaid	5.7%	—%	5.7%	—%
Workers’ compensation	—%	0.4%	—%	0.2%
Managed care and other discount plans, including Medicare Advantage	9.6%	1.1%	10.0%	1.8%
Other third-party payors	—%	1.0%	0.1%	1.1%
Patients	—%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$118.3	$7.0	NMF	$333.7	$21.0	NMF
Hospice	8.7	—	N/A	22.7	—	N/A
Home health and hospice segment revenues	127.0	7.0	NMF	356.4	21.0	NMF
Less: Provision for doubtful accounts	(0.5)	(0.1)	NMF	(1.8)	(0.3)	NMF
Net operating revenues less provision for doubtful accounts	126.5	6.9	NMF	354.6	20.7	NMF
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	61.7	4.1	NMF	171.8	12.5	NMF
Support and overhead costs	42.6	1.7	NMF	121.7	5.1	NMF
Noncontrolling interests	1.5	0.1	NMF	4.5	0.3	NMF
Segment Adjusted EBITDA	$20.7	$1.0	NMF	$56.6	$2.8	NMF

	(Actual Amounts)
Home health:
Admissions	18,076	1,839	NMF	51,437	5,652	NMF
Recertifications	16,542	247	NMF	46,130	726	NMF
Episodes	33,542	2,012	NMF	94,871	6,144	NMF
Average revenue per episode	$3,123	$3,373	(7.4)%	$3,103	$3,313	(6.3)%
Episodic visits per episode	19.6	18.8	4.3%	19.5	18.6	4.8%
Total visits	721,055	38,940	NMF	2,027,149	118,293	NMF
Cost per visit	$72	$105.4	(31.7)%	$71	$107	(33.6)%
Hospice:
Admissions	620	N/A	N/A	1,838	N/A	N/A
Patient days	55,627	N/A	N/A	145,797	N/A	N/A
Revenue per day	$156	N/A	N/A	$155	N/A	N/A
The increase in Net operating revenues and Adjusted EBITDA during the three and nine months ended September 30, 2015 compared to the same periods of 2014 was due to our acquisition of Encompass on December 31, 2014 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10-K). Because of this acquisition, certain variances in the above table are considered to be not meaningful figures and are labeled as “NMF.”
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
Consistent with these objectives, in December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2014 Form 10‑K). In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 (the “2024 Notes”) at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
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
In order to facilitate the funding of our development pipeline, including the acquisition of Reliant, in June 2015, we amended our existing credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million. In July 2015, we further amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020. Under the terms of the amendment, the amount available to us under the new term loan facilities would be reduced in the event we incurred additional capital markets indebtedness. Based on our issuance of additional senior notes in August 2015 and September 2015, as discussed below, our availability under the new term loan facilities was reduced to $250 million. In September, we borrowed $125 million of the new term loan facilities, the proceeds of which were used to fund a portion of the Reliant acquisition. We intend to utilize the remaining $125 million of term loan facility capacity to finance a portion of the CareSouth acquisition, which is expected to close on November 1, 2015. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Executive Overview—2015 Overview” section of this Item.
In August 2015, we issued an additional $350 million of our 2024 Notes at a price of 100.5% of the principal amount, which resulted in approximately $351 million in net proceeds from the private offering. We used the net proceeds to reduce borrowings under our revolving credit facility and fund a portion of the Reliant acquisition. In September 2015, we issued $350 million of 5.75% Senior Notes due 2025 (the “2025 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $344 million in net proceeds from the private offering. We used the net proceeds from this borrowing to fund a portion of the Reliant acquisition. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Executive Overview—2015 Overview” section of this Item.
On October 28, 2015, we gave notice of, and made an irrevocable commitment for, the redemption of $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. Pursuant to the terms of the 7.75% Senior Notes due 2022, this optional redemption will be at a price of 103.875%, which will result in a total cash outlay of approximately $52 million when the transaction closes, which is expected to be on November 30, 2015. We plan to use cash on hand and borrowings under its senior secured credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $2 million loss on early extinguishment of debt in the fourth quarter of 2015. See Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report
On April 22, 2015, we delivered notice of the exercise of our rights to force conversion of all outstanding shares of our Convertible perpetual preferred stock (par value of $0.10 per share and liquidation preference of $1,000 per share) pursuant to the underlying certificate of designations. The effective date of the conversion was April 23, 2015. On that date, each share of preferred stock automatically converted into 33.9905 shares of our common stock (par value of $0.01 per share). We completed the forced conversion by issuing and delivering in the aggregate 3,271,415 shares of our common stock to the registered holders of the 96,245 shares of the preferred stock outstanding and paying cash in lieu of fractional shares due to those holders. The conversion increased the number of basic shares outstanding by 3,271,415 and did not change the diluted share count. On an annual basis, the conversion of the preferred stock to common stock is expected to result in a net positive cash impact of $3.2 million for the difference between preferred dividends and common dividends on these shares, based on the current common dividend level of $0.23 per share.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders. While our financial leverage increased as a result of the Encompass and Reliant transactions and is anticipated to increase further when we close the CareSouth transaction, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
For additional information regarding our indebtedness, see Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K.
Current Liquidity
As of September 30, 2015, we had $801.6 million in Cash and cash equivalents. Cash and cash equivalents as of September 30, 2015 excluded $45.4 million in restricted cash (included in Other current assets) and $56.0 million of restricted marketable securities ($16.6 million included in Other current assets and $39.4 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2014 Form 10-K.
The net proceeds used in the Reliant acquisition from the private offering of the additional 2024 Notes in August, the private offering of the 2025 Notes in September, and the September draw under our term loan facilities, as discussed above, were invested in short-term interest-bearing instruments and are included in Cash and cash equivalents in our consolidated balance sheet as of September 30, 2015.
In addition to Cash and cash equivalents, as of September 30, 2015, we had approximately $541 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2015, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2015, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2022 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2015.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$368.2	$374.7
Net cash used in investing activities	(179.4)	(162.3)
Net cash provided by (used in) financing activities	546.1	(4.6)
Increase in cash and cash equivalents	$734.9	$207.8
Operating activities. The decrease in Net cash provided by operating activities for the nine months ended September 30, 2015 compared to the same period of 2014 primarily resulted from increases in working capital and cash interest expense, as well as transaction costs paid in connection with our acquisitions of Encompass, Reliant, and CareSouth. Increased working capital continues to result from growth in accounts receivable due to additional claims denials by MACs and continued delays at the administrative law judge hearing level (see Item 1, Business, “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation,” of the 2014 Form 10-K). Higher cash interest expense resulted from the debt used to fund the acquisition of Encompass.
Investing activities. The increase in Net cash used in investing activities during the nine months ended September 30, 2015 compared to the same period of 2014 primarily resulted from our 2015 development activities described in Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Financing activities. The increase in Net cash provided by financing activities during the nine months ended September 30, 2015 compared to the same period of 2014 primarily resulted from the public offering of the 2023 Notes, the additional offering of the 2024 Notes, and the private offering of the 2025 Notes, as discussed above and in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Net cash used in financing activities for the nine months ended September 30, 2014 included $43.1 million for repurchases of 1.3 million shares of common stock as well as $175.0 million from the additional offering of the 2024 Notes.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2015 are as follows (in millions):

	Total	October 1 through December 31, 2015	2016 - 2017	2018 - 2019	2020 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,717.2	$1.3	$35.6	$39.8	$2,640.5
Revolving credit facility	25.0	—	—	—	25.0
Interest on long-term debt (b)	1,304.6	35.0	279.0	277.3	713.3
Capital lease obligations (c)	156.8	3.7	30.6	24.4	98.1
Operating lease obligations (d)(e)	257.9	11.9	84.9	63.8	97.3
Purchase obligations (e)(f)	115.7	8.5	52.8	31.2	23.2
Other long-term liabilities (g)(h)	3.9	0.3	0.4	0.4	2.8
Total	$4,581.1	$60.7	$483.3	$436.9	$3,600.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, to the condensed consolidated financial statements included in Part I,

Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2015. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2014 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of September 30, 2015, we had $2.4 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2014 Form 10-K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $114.1 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2015, we made capital expenditures of approximately $106 million for property and equipment and capitalized software. These expenditures through the first nine months of 2015 are exclusive of approximately $87 million in net cash related to our acquisition activity. During 2015, we expect to spend approximately $1,055 million to $1,115 million for capital expenditures inclusive of the Reliant and CareSouth acquisitions. Approximately $85 million to $95 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2014, February 2015, and May 2015, our board of directors declared a cash dividend of $0.21 per share that was paid in January 2015, April 2015, and July 2015, respectively. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share, payable on October 15, 2015 to stockholders of record on October 1, 2015. On October 23, 2015, our board of directors declared a cash dividend of $0.23 per share, payable on January 15, 2016 to stockholders of record on January 2, 2016. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
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
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of September 30, 2015, approximately $207 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
Our Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$67.8	$64.8	$187.0	$224.2
(Income) loss from discontinued operations, net of tax, attributable to HealthSouth	(0.3)	0.9	1.6	(2.8)
Provision for income tax expense	35.9	22.1	98.4	91.4
Interest expense and amortization of debt discounts and fees	35.6	27.8	98.3	83.5
Professional fees—accounting, tax, and legal	0.4	4.0	2.7	7.6
Government, class action, and related settlements	—	—	8.0	(0.8)
Net noncash loss on disposal or impairment of assets	0.9	2.7	0.2	5.7
Depreciation and amortization	33.7	27.4	98.3	80.2
Loss on early extinguishment of debt	—	—	20.0	—
Stock-based compensation expense	6.2	5.0	21.8	19.3
Net income attributable to noncontrolling interests	(17.1)	(14.7)	(50.9)	(44.3)
Reliant/CareSouth transaction costs	2.3	—	5.6	—
Gain on consolidation of Fairlawn Rehabilitation Hospital	—	—	—	(27.2)
Adjusted EBITDA	$165.4	$140.0	$491.0	$436.8

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$368.2	$374.7
Provision for doubtful accounts	(33.2)	(25.0)
Professional fees—accounting, tax, and legal	2.7	7.6
Interest expense and amortization of debt discounts and fees	98.3	83.5
Equity in net income of nonconsolidated affiliates	6.3	8.8
Net income attributable to noncontrolling interests in continuing operations	(50.9)	(44.3)
Amortization of debt-related items	(10.9)	(9.5)
Distributions from nonconsolidated affiliates	(4.5)	(9.4)
Current portion of income tax expense	10.4	9.8
Change in assets and liabilities	93.3	43.7
Premium received on bond issuance	(9.8)	(6.3)
Premium paid on bond redemption	11.8	—
Reliant/CareSouth transaction costs	5.6	—
Net cash used in operating activities of discontinued operations	0.8	1.0
Other	2.9	2.2
Adjusted EBITDA	$491.0	$436.8
Growth in Adjusted EBITDA in 2015 compared to 2014 resulted primarily from the acquisition of Encompass on December 31, 2014. As discussed above in the “Segment Results of Operations” section of this Item, increased Net operating revenues in our inpatient rehabilitation segment were impacted by (1) deleveraging of salaries and benefits as a percent of revenue due to a $4.5 million increase to group medical insurance reserves, an increase in our licensed skills mix, and an increase in volume-related “premium” pay, (2) increased bad debt expense from continued pre-payment claims denials predominately by one of our MACs, and (3) incremental investments in our operating platform. Adjusted EBITDA for the nine months ended September 30, 2015 was also negatively impacted by SSI ratio adjustments and the settlement of an employee sexual harassment matter that was not covered by insurance.
Adjusted EBITDA for the three and nine months ended September 30, 2015 included approximately $0.6 million and $3.2 million of gains associated with our equity interest in SCA (see Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report). Adjusted EBITDA for the nine months ended September 30, 2014 included approximately $2 million from the sale of two investments.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2015, our primary variable rate debt outstanding related to $25.0 million in advances under our revolving credit facility and $320.0 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.8 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2015 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and our Annual Report on Form 10‑K for the year ended December 31, 2014 (the “2014 Form 10-K”).

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2014 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein. The following risk factors relate to our recently completed acquisition of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) and pending acquisition of the home health agency operations of CareSouth Health System, Inc. (“CareSouth”; together, the “Acquisitions”), which are discussed in “Executive Overview—2015 Overview” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
The anticipated benefits of the Acquisitions may not be realized, which could adversely impact our business and our operating results.

We anticipate the Acquisitions will result in benefits including, among other things, increased revenues and an enhanced ability to provide a continuum of facility-based and home-based post-acute healthcare services. The acquired businesses may, however, underperform relative to our expectations. If the acquired businesses underperform and such underperformance is other than temporary, we may be required to take an impairment charge.

Achieving the anticipated benefits of the Acquisitions will be subject to a number of uncertainties, including general competitive factors in the marketplace. The acquired businesses may not contribute to our revenues or earnings to the extent anticipated, the synergies we expect from the Acquisitions may not be realized after the Acquisitions have been completed, and we may assume unanticipated or greater than expected liabilities as a result of the Acquisitions. Additionally, the costs or difficulties related to the integration of the Reliant entities and the CareSouth entities and their respective operations into ours could be greater than expected, and the Acquisitions could cause disruption to our business and operations and our relationships with customers, employees and other parties. Failure to achieve the anticipated benefits could result in the inability to meet the financial ratios and financial condition tests under our credit agreement and diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.

We may not successfully integrate the Reliant entities and/or the CareSouth entities, which could have an adverse effect on our business, financial position, results of operations and cash flows.

The Reliant entities and the CareSouth entities currently operate independently of us, with their own businesses, corporate cultures, locations, employees and systems. We plan to operate our existing business, along with the businesses of the Reliant entities and the CareSouth entities, as one combined organization in certain respects, for example utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices. There may be substantial difficulties, costs, and delays involved in the integration of the Reliant entities and/or the CareSouth entities with our existing operations. In addition, the Reliant entities have grown through acquisitions, and there may be legacy systems, operating policies and procedures, and financial and administrative practices yet to be fully integrated within the Reliant entities. Further, our Encompass Home Health and Hospice business is continuing to integrate our legacy hospital-based home health agencies into its business, and such integration efforts may be delayed or otherwise adversely affected by the additional integration of the CareSouth entities. The failure to successfully integrate the Reliant entities and the CareSouth entities with our existing operations could have an adverse effect on our business, financial position, results of operations, and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2015:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2015	20,042	$44.76	—	$206,944,707
August 1 through August 31, 2015	11,468	44.86	—	206,944,707
September 1 through September 30, 2015	—	—	—	206,944,707
Total	31,510	44.80	—

(1)
Except as noted in the following sentence, employees tendered these shares as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In July, 245 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share on our common stock that was paid on October 15, 2014, and we paid the same per share quarterly dividend through July 15, 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015. On October 23, 2015, our board of directors declared a cash dividend of $0.23 per share, payable on January 15, 2016 to stockholders of record on January 2, 2016. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 29, 2015

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

4.1
Sixth Supplemental Indenture, dated August 7, 2015, among HealthSouth Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as successor to The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed on August 12, 2015).

4.2
Registration Rights Agreement, dated August 7, 2015, among HealthSouth Corporation, the subsidiary guarantors named therein and the several initial purchasers named therein (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on August 12, 2015).

4.3
Seventh Supplemental Indenture, dated September 16, 2015, among HealthSouth Corporation, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as successor to The Bank of Nova Scotia Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on September 21, 2015).

4.4
Registration Rights Agreement, dated September 16, 2015, among HealthSouth Corporation, the subsidiary guarantors named therein and the representative of the several initial purchasers named therein (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed on September 21, 2015).

10.1
Acquisition Agreement, dated as of June 10, 2015, by and among HealthSouth Corporation, HealthSouth Acquisition Holdings, LLC, Reliant Holding Company, LLC, Reliant Hospital Partners, LLC, Nautic Partners VI, L.P., Nautic Partners VI-A, L.P., Reliant Blocker Corp., the additional indemnitors listed therein, and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on June 12, 2015).#

10.2
Fourth Amendment and Additional Tranches of Term Loans Amendment to Third Amended and Restated Credit Agreement, dated as of July 29, 2015, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time.

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

99.1
Agreement and Plan of Merger, dated as of August 28, 2015, by and among Advanced Homecare Management, Inc. (d/b/a Encompass Home Health & Hospice), EHH Merger Sub Corporation, CareSouth Health System, Inc., Capitol Partners I, L.P., Capitol Partners II, L.P., Capitol Partners III, L.P., Rick Griffin, John Southern and Capitol Partners L.L.C., as the sellers’ representative (incorporated by reference to Exhibit 99.2 to HealthSouth’s Current Report on Form 8-K filed on September 3, 2015).

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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