Form 10-K
period 2015-12-31
HEALTHSOUTH CORP
filed 2016-02-25
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.0 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 89,777,044 shares of common stock of the registrant outstanding, net of treasury shares, as of February 16, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2016 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

NOTE TO READERS
As used in this report, the terms “HealthSouth,” “we,” “us,” “our,” and the “Company” refer to HealthSouth Corporation and its consolidated subsidiaries, unless otherwise stated or indicated by context. This drafting style is suggested by the Securities and Exchange Commission and is not meant to imply that HealthSouth Corporation, the publicly traded parent company, owns or operates any specific asset, business, or property. The hospitals, operations, and businesses described in this filing are primarily owned and operated by subsidiaries of the parent company. In addition, we use the term “HealthSouth Corporation” to refer to HealthSouth Corporation alone wherever a distinction between HealthSouth Corporation and its subsidiaries is required or aids in the understanding of this filing. We use the term “Encompass,” depending on the context, to refer to our consolidated subsidiary, EHHI Holdings, Inc. (“EHHI”), and its subsidiaries as well as the home health and hospice business operated through various subsidiaries of EHHI.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

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

•
delays in the administrative appeals process associated with denied Medicare reimbursement claims, including from various Medicare audit programs, and our exposure to the related delay or reduction in the receipt of the reimbursement amounts for services previously provided;

•	the ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives;

•
our ability to comply with extensive and changing healthcare regulations as well as the increased costs of regulatory compliance and compliance monitoring in the healthcare industry, including the costs of investigating and defending asserted claims, whether meritorious or not;

•
our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and the impact on our labor expenses from potential union activity and staffing recruitment and retention;

•	competitive pressures in the healthcare industry and our response to those pressures;

•	changes in our payor mix or the acuity of our patients;

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems;

•	new or changing quality reporting requirements impacting operational costs or the Medicare reimbursement;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

ii

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•
our ability to successfully integrate Encompass Home Health and Hospice, the inpatient rehabilitation hospitals acquired from Reliant Hospital Partners, LLC, and the home health agency operations of CareSouth Health System, Inc., including the realization of anticipated benefits from those acquisitions and avoidance of unanticipated difficulties, costs or liabilities that could arise from the acquisitions or integrations;

•	our ability to maintain proper local, state and federal licensing where we and our subsidiaries do business;

•	our ability to attract and retain key management personnel, including as a part of executive management succession planning; and

•
general conditions in the economy and capital markets, including any instability or uncertainty related to governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, or an international sovereign debt crisis.

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
Overview of the Company
General
HealthSouth Corporation is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 34 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. HealthSouth was organized as a Delaware corporation in February 1984. Its principal executive offices are located at 3660 Grandview Parkway, Birmingham, Alabama 35243, and the telephone number of the principal executive offices is (205) 967-7116.
In addition to the discussion here, we encourage the reader to review Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about HealthSouth.
We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. The table below provides selected operating and financial data for our inpatient rehabilitation hospitals, home health agencies, and hospice agencies. See Note 18, Segment Reporting, to the accompanying consolidated financial statements for detailed financial information for each of our segments.

	As of or for the Year Ended December 31,(1)
	2015	2014	2013
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals (2)	121	107	103
Discharges	149,161	134,515	129,988
Outpatient visits	577,507	579,555	652,266
Number of licensed beds	8,404	7,095	6,825

Home health and hospice:
Number of home health locations (3)	186	25	25
Number of hospice locations	27	—	—
Home health admissions	74,329	7,545	7,403
Home health episodes	137,568	8,236	7,969
Hospice admissions	2,452	—	—

Net operating revenues:		(In Millions)
Inpatient	$2,547.2	$2,272.5	$2,130.8
Outpatient and other	105.9	104.8	113.6
Total inpatient rehabilitation	2,653.1	2,377.3	2,244.4
Home health	478.1	28.6	28.8
Hospice	31.7	—	—
Total home health and hospice	509.8	28.6	28.8
Net operating revenues	$3,162.9	$2,405.9	$2,273.2

(1)	The columns for 2014 and 2013 do not include amounts for Encompass because the acquisition took place on December 31, 2014, as discussed below.

(2)	These amounts include 1, 1, and 2 hospitals as of December 31, 2015, 2014, and 2013, respectively, that operate as joint ventures which we account for using the equity method of accounting.

(3)	The amount reported as of December 31, 2015 includes 2 locations we account for using the equity method of accounting.

Encompass Acquisition. On December 31, 2014, we completed the acquisition of EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”), which at the time consisted of 135 home health and hospice locations in 12 states. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. We view Encompass as a partnership that brings together the talent and home care experience of the existing Encompass team with all of the resources and post-acute care experience of HealthSouth.
Reliant Acquisition. On October 1, 2015, we acquired all of the equity interests of the various entities operating 11 free-standing inpatient rehabilitation hospitals with a total of 902 beds in Texas, Massachusetts and Ohio from Reliant Hospital Partners, LLC (“Reliant”) and its affiliates. At closing, one Reliant hospital entity had a remaining minority limited partner interest of 0.5%.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. In addition to our hospitals, we manage three inpatient rehabilitation units through management contracts.
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation” section. Substantially all (92%) of the patients we serve are admitted from acute care hospitals following physician referrals for specific acute inpatient rehabilitative care. The majority of those patients have experienced significant physical and cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’ physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
Home Health and Hospice
Encompass is the nation’s fourth largest provider of Medicare-certified skilled home health services. We transitioned substantially all of our previously existing HealthSouth home health operations to Encompass during 2015. On November 2, 2015, Encompass completed the acquisition of the home health and hospice agency operations (44 home health and 3 hospice locations in 7 states) of CareSouth Health System, Inc. These operations will also be operated under the Encompass trade name. While Encompass’s national network of home health and hospice agencies stretches across 23 states, they are concentrated in the Southeast and Texas. As participants in the Medicare program, the Encompass agencies must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Home Health” and “—Hospice” sections.
Encompass home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Home health patients are typically referred to us following a stay in an acute care or inpatient rehabilitation hospital or other facility, but many patients are referred from primary care settings and specialty physicians without a preceding inpatient stay. Our patients are typically older adults with two or more chronic conditions and significant functional limitations, and require greater than ten medications. Our team of registered nurses, licensed practical nurses, physical, speech and occupational therapists, medical social workers, and home health aides work closely with patients and their families to deliver patient-centered care plans focused on their needs and their goals.
Encompass also provides specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Encompass hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our hospice care teams consist of physicians, nurses, social workers, chaplains, therapists, home health aides, and volunteers.
Competitive Strengths
As one of the nation’s largest providers of post-acute healthcare services and with our experience in and focus on those services, we believe we differentiate ourselves from our competitors based on, among other things, our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, our financial strength, and the application of technology. We also believe our competitive strengths discussed below give us the ability to adapt and succeed in a healthcare industry facing the uncertainty associated with the efforts to identify and implement workable integrated payment delivery models.

•
People. We believe our approximately 34,700 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding care to our patients. We also undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner.

•
Quality. We have an extensive base of facility-based and home-based clinical experience from which we have developed best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with industry leading technology, help ensure the delivery of consistently high-quality rehabilitative healthcare services. We have developed a program called “TeamWorks,” which is a series of operations-focused initiatives using identified best practices to reduce inefficiencies and improve performance across a wide spectrum of operational areas. We believe these initiatives have enhanced, and will continue to enhance, patient-employee interactions and coordination of care and communication among the patient, the patient’s family, the hospital’s treatment team, and payors, which, in turn, improves outcomes and patient satisfaction. One of our primary operating initiatives in 2016 will be a TeamWorks program focused on enhancing coordinated care protocols for our hospitals and home health agencies.

Our best practices and protocols have helped our hospitals consistently achieve patient outcomes, in terms of functional improvement, that exceed industry averages. Additionally, our hospitals participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. As of December 31, 2015, 102 of our hospitals hold one or more disease-specific certifications.
In home health, Encompass places a significant emphasis on culture and technology for the purpose of furthering clinical excellence and consistency. Encompass has also developed institutional programs to, among other things, create physician-specific custom treatment protocols and provide care transition from inpatient facilities to home for higher acuity patients. As a result of its efforts, Encompass consistently achieves an acute-care readmission rate lower than the industry average along with an average quality of patient care star rating and patient satisfaction levels above the industry average.

•
Efficiency and Cost Effectiveness. Our size, technology-enabled business practices, and culture help us provide facility-based and home-based healthcare services on a cost-effective basis. For example, our inpatient rehabilitation hospitals have historically received, on average, a lower per discharge payment from Medicare than the industry average payment while also treating patients with higher average acuity. Specifically, we can leverage our centralized administrative functions, identify best practices, utilize proven staffing models, and take advantage of certain supply chain efficiencies across our extensive platform of operations. At the location level, we also enjoy economies of scale as our hospitals are often larger (more beds) than industry average. Also, Encompass targets a certain patient density in the markets it serves which contributes to a lower cost per visit than competing publicly-held home health providers. In addition, our proprietary management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals as well as executive management. This system allows users to analyze data and trends and create custom reports on a timely basis. Likewise, Encompass utilizes Homecare HomebaseSM, an industry-leading information system, to provide home-based care with an emphasis on efficiency and cost effectiveness.

With a significant presence in both facility-based and home-based healthcare services, we have the opportunity to take advantage of the broader industry focus on reducing costs. In an effort to mitigate healthcare costs, third-party payors, including Medicare, have increasingly encouraged the treatment of patients in lower-cost care settings. Home health and hospice services, which typically have significantly lower cost structures than facility-based care settings, have increasingly been serving larger populations of higher acuity patients than in the past. These home-based services provide a cost-effective alternative to facility-based care where patient acuities do not require a hospital stay. Lastly, the combination of home health and hospice with our existing inpatient rehabilitative healthcare services provides us with an increased opportunity to participate in more coordinated care delivery models, such as accountable care organizations (“ACOs”) and bundled payment arrangements. For additional discussion of our participation in these models, including the Bundled Payments for Care Improvement initiative and the Comprehensive Care for Joint Replacement payment model, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”

•
Strong Cash Flow Generation and Balance Sheet. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully implement our growth strategy and make significant shareholder value-enhancing distributions. As of December 31, 2015, we have a flexible balance sheet, no significant debt maturities prior to 2020, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.

•
Technology-Enabled Processes. As a market leader in post-acute healthcare services, we have devoted substantial effort and expertise to leveraging technology to improve patient care and operating efficiencies. We have developed and implemented information technology, such as our rehabilitation-specific electronic clinical information system (“CIS”) and our internally developed management reporting system described above, which we then leverage to enhance our clinical and business processes. To date, we have installed the CIS in 83 hospitals, and we expect to complete installation in our existing hospitals by the end of 2017. We believe the CIS will improve patient care and safety, streamline operating efficiencies, and enhance staff recruitment and retention, making it a key competitive differentiator.

Encompass internally developed, and is now a licensee of, Homecare Homebase, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. The Encompass team’s knowledge of Homecare Homebase as well as the thorough integration of it into the operating culture allow Encompass to maximize the system’s capability to drive superior clinical, operational, and financial outcomes.
In the context of the evolving healthcare delivery system, we believe our information systems that allow us to collect, analyze, and share information on a timely basis make us an ideal partner for other healthcare providers in a coordinated care delivery environment. Systems such as the CIS set the stage for interoperability with referral sources and health information exchanges. Of note, Encompass has a technology platform designed to manage the entire patient work flow and provide valuable data for health system, payor and ACO partners. Encompass is currently the exclusive preferred home health provider in an ACO serving approximately 20,000 patients and is exploring several other participation opportunities.
Patients and Demographic Trends
Demographic trends, such as population aging, should increase long-term demand for facility-based and home-based post-acute care services. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. We believe the demand for facility-based and home-based post-acute care services will continue to increase as the U.S. population ages and life expectancies increase. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in that extremely fragmented industry.

Strategy
Our 2015 strategy focused on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients and improving patient satisfaction in our existing markets;

•	achieving organic growth at our existing hospitals, home health agencies, and hospice agencies;

•
expanding our services to more patients who require post-acute healthcare services by constructing and acquiring new hospitals in new markets and acquiring and opening home health and hospice agencies in new markets;

•	continuing our shareholder value-enhancing strategies such as common stock dividends and repurchases of our common stock; and

•
positioning the Company for continued success in the evolving healthcare delivery system. This preparation included continuing the installation of our electronic clinical information system in our hospitals which allows for interfaces with all major acute care electronic medical record systems and health information exchanges and participation in bundling projects and ACOs.

Total hospital discharges grew 10.9% from 2014 to 2015. Our same-store discharges grew 3.2% during 2015 compared to 2014. Although we did not operate Encompass’ home health agencies in 2014, those agencies operated by Encompass for more than a year experienced strong admissions growth in 2015. In addition, we entered new inpatient rehabilitation markets and enhanced our geographic coverage in existing markets in 2015 by adding 14 new hospitals with 1,224 licensed beds to our portfolio. We also added a net of 85 licensed beds to our existing hospitals. Likewise, we built upon our December 31, 2014 acquisition of Encompass by adding another 59 home health and 7 hospice locations.
Our quality and outcome measures remained above both inpatient rehabilitation and home health industry averages. Not only did we treat more patients and enhance outcomes, we did so in a cost-effective manner. For additional discussion of the pursuit of our 2015 strategic priorities, including operating results, growth, and shareholder value-enhancing achievements, as well as our 2016 strategy and business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Employees
As of December 31, 2015, we employed approximately 27,110 individuals, of whom approximately 16,533 were full-time employees, in our inpatient rehabilitation business and approximately 7,590 individuals, of whom approximately 4,625 were full-time employees, in the Encompass home health and hospice business. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 62 employees at one hospital (about 16% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2015. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of medical personnel is a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on maintaining the competitiveness of our compensation and benefit programs and improving our recruitment, retention, and productivity. Shortage of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor.”
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry is highly fragmented, and we have no single, similar direct competitor. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. Smaller privately held companies compete with us primarily in select geographic markets in Texas and the West. In addition, there are two public companies that are primarily focused on other post-acute care services but also own or operate between 15 and 20 inpatient rehabilitation facilities each, one of which also manages the operations of inpatient rehabilitation facilities as part of its business model. Other providers of post acute-care services may attempt to become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased even though nursing homes are not required to offer the same level of care, or be licensed, as hospitals. Also, acute care hospitals, including those owned or operated by large public companies or not-for-profits that have dominant positions in specific markets, may choose to expand their post-acute rehabilitation services. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the relationship with the acute care hospitals in the market, including physician-owned providers. However, the previously enacted ban on new, or expansion of existing, physician-owned hospitals should limit to some degree that competitive factor going forward unless Congress acts to repeal the ban. See the “Regulation—Relationships with Physicians and Other Providers” section below for further discussion. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.
Home Health and Hospice. Similarly, the home health and hospice services industry is highly competitive and fragmented. There are currently more than 12,400 home health agencies and approximately 4,000 hospice agencies nationwide certified to participate in Medicare. Encompass is the fourth largest provider of Medicare-certified skilled home health services in the United States. Encompass’ primary competition comes from locally owned private home health companies or acute-care hospitals with adjunct home health services and typically varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. There are six public companies, including us, with significant presences in the home health industry, the largest of which operates long-term acute care hospitals, inpatient rehabilitation facilities, nursing centers and assisted living facilities. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and Encompass’s relationship and reputation with the acute care hospitals, physicians or other referral sources in the market. The ability to work as part of an integrated care delivery model with other providers is likely to become an increasingly important factor in competition. Competing companies may also offer varying home care services. Home health providers with scale, which include a number of other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases. For a list of the Encompass home health markets by state, see the table in Item 2, Properties.
Regulatory and Reimbursement Challenges
Healthcare has always been a highly regulated industry. Currently, the industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”), to identify and implement workable coordinated care and integrated payment delivery models. In January 2015, the United States Department of Health and Human Services (“HHS”) announced it had set various goals with respect to tying Medicare reimbursements to alternative payment models and value-based purchasing. Specifically, HHS set goals of tying 30 percent of traditional, or fee-for-service, Medicare payments to quality or value through alternative payment models, such as ACOs or bundled payment arrangements, by the end of 2016 and tying 50 percent of payments to those models by the end of 2018. HHS also set goals of tying 85 and 90 percent of traditional Medicare payments to quality or value by the end of 2016 and 2018, respectively, through programs such as those that include financial incentives for reducing acute care hospital readmissions.
Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to and succeed in a highly regulated industry, and we have a proven track record of doing so. For more in-depth discussion of the primary challenges and risks related to our business, particularly the changes in Medicare reimbursement (including the impact of announced alternative payment models and value-based purchasing initiatives), increased federal compliance and enforcement burdens, and changes to our operating environment resulting from healthcare reform, see “Regulation” below in this section as well as Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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
We offer discounts from established charges to certain group purchasers of healthcare services that are included in “Managed care and other discount plans” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in a managed care plan. Revenues from Medicare and Medicare Advantage represent approximately 82% of total revenues.
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
The following tables identify the sources and relative mix of our revenues for the periods stated for each of our business segments:

Inpatient Rehabilitation
	For the Year Ended December 31,
	2015	2014	2013
Medicare	73.2%	73.9%	74.2%
Managed care and other discount plans, including Medicare Advantage	19.0%	18.8%	18.7%
Medicaid	2.5%	1.8%	1.2%
Other third-party payors	2.0%	1.8%	1.8%
Workers' compensation	1.1%	1.2%	1.3%
Patients	0.7%	1.0%	1.1%
Other income	1.5%	1.5%	1.7%
Total	100.0%	100.0%	100.0%

Home Health and Hospice
For the Year Ended December 31, 2015(1)
Medicare	83.7%
Managed care and other discount plans, including Medicare Advantage	10.7%
Medicaid	5.5%
Other third-party payors	—%
Workers' compensation	—%
Patients	0.1%
Other income	—%
Total	100.0%

(1)
We began reporting for our home health and hospice segment in the first quarter of 2015 as a result of the acquisition of Encompass on December 31, 2014. For 2013 and 2014, the home health and hospice business was not material to our consolidated net operating revenues.

Medicare Reimbursement
Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system (the “Hospice-PPS”). Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. For example, in recent years, Congress has not adopted any of the recommendations on the annual market basket update to Medicare payment rates under the IRF-PPS, which updates are discussed in greater detail below. However, MedPAC’s recommendations have, and may in the future, become the basis for subsequent legislative or regulatory action.
The Medicare statutes and regulations are subject to change from time to time. For example, in March 2010, President Obama signed the 2010 Healthcare Reform Laws. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for certain reductions to healthcare providers’ annual market basket updates. In August 2011, President Obama signed into law the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013, the Protecting Access to Medicare Act of 2014, and the Bipartisan Budget Act of 2015, that provided for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and will continue through 2025 unless Congress and the President take further action. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2016 and beyond.
From time to time, Medicare reimbursement methodologies and rates can be further modified by HHS’s Centers for Medicare & Medicaid Services (“CMS”). In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the 2010 Healthcare Reform Laws, CMS requires inpatient rehabilitation facilities (“IRFs”) to submit data on certain quality of care measures for the IRF Quality Reporting Program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals met the reporting deadlines occurring on or before December 31, 2014 resulting in no corresponding reimbursement reductions for fiscal years 2015 and 2016. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. To date, none of Encompass’s home health and hospice agencies have incurred a reduction in their reimbursement rate.
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any additional downward adjustment to rates for the types of facilities we operate and services we provide could have a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of the risks associated with our concentration of revenues from the federal government or with potential changes to the statutes or regulations governing Medicare reimbursement, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, on October 1, 2015, healthcare providers were required to begin using the updated and expanded diagnosis and procedure codes of the International Classification of Diseases 10th Edition (“ICD-10”) in connection with Medicare billings. We have not experienced any significant disruptions to the billing process or Medicare payments as result of the implementation of ICD-10. Likewise, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. For example, current CMS coverage rules require inpatient rehabilitation services to be ordered by a physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide the rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services that may be needed. For individual claims, Medicare contractors make coverage determinations regarding medical necessity which can represent more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
In the ordinary course, Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings and insurance carriers, as well as the OIG, CMS, and state Medicaid programs. In addition to those audits conducted by existing MACs, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (”RACs”), began post-payment audit processes in late 2009 for providers in general. The RACs receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid. Beginning May 15, 2015, CMS limited the recovery auditor look back period to six months from the date of service, in cases where the hospital submits the claim within three months of the date of service. The 2010 Healthcare Reform Laws extended the RAC program to Medicare, Parts C and D, and Medicaid. RAC audits initially focused on coding errors. CMS subsequently expanded the program to medical necessity reviews for IRFs.

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
A basic summary of current Medicare reimbursement in our business segments follows:
Inpatient Rehabilitation. As discussed above, our hospitals receive fixed payment reimbursement amounts per discharge under IRF-PPS based on certain rehabilitation impairment categories established by HHS. In order to qualify for reimbursement under IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must admit each patient and in doing so determine that the patient’s IRF treatment is reasonable and necessary. Also, each patient admitted to an IRF must be deemed by a physician to be medically stable and able to tolerate a minimum of three hours of therapy per day. Once in an IRF, patients must have nursing care available 24 hours, each day of the week.
Under IRF-PPS, CMS is required to adjust the payment rates based on a market basket index. Beginning in fiscal year 2016, CMS began implementing an inpatient IRF-specific market basket. The annual market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units. In setting annual market basket updates, CMS uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes. With IRF-PPS, our hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being cost-effective providers.
Over the last several years, changes in regulations governing inpatient rehabilitation reimbursement have created challenges for inpatient rehabilitation providers. Many of these changes have resulted in limitations on, and in some cases, reductions in, the levels of payments to healthcare providers. For example, in 2004, CMS narrowed its rule, known as the “75% Rule,” stipulating that to qualify as an inpatient rehabilitation hospital under the Medicare program a facility must show that a certain percentage of its patients are treated for at least one of a specified and limited list of medical conditions. Under the 75% Rule, any inpatient rehabilitation hospital that failed to meet its requirements would be subject to prospective reclassification as an acute care hospital, with lower acute care payment rates for rehabilitative services. On December 29, 2007, the Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007 (the “2007 Medicare Act”) was signed, setting the compliance threshold at 60% instead of 75% and allowing hospitals to continue using a patient’s secondary medical conditions, or “comorbidities,” to determine whether a patient qualifies for inpatient rehabilitative care under the rule. The modification of the compliance threshold in 2004 significantly reduced the total number of Medicare IRF discharges, but since setting the 60% threshold, the number of discharges has grown. In another example, the 2007 Medicare Act included an elimination of the IRF-PPS market basket adjustment for the period from April 1, 2008 through September 30, 2009 causing a reduction in the pricing of services eligible for Medicare reimbursement, or a Medicare pricing “roll-back,” which resulted in a decrease in actual reimbursement dollars per discharge despite increases in costs.
On July 31, 2014, CMS released its notice of final rulemaking for the fiscal year 2015 IRF-PPS. This rule was effective for Medicare discharges between October 1, 2014 and September 30, 2015. The pricing changes in this rule included a 2.9% market basket update that was reduced by 0.2% to 2.7% under the requirements of the 2010 Healthcare Reform Laws, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. The 2010 Healthcare Reform Laws also require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2014 decreased the market basket update by 50 basis points.

On July 31, 2015, CMS released its notice of final rulemaking for fiscal year 2016 IRF-PPS (the “2016 IRF Rule”). The 2016 IRF Rule will implement a net 1.7% market basket increase effective for discharges between October 1, 2015 and September 30, 2016, calculated as follows:

Market basket update	2.4%
Healthcare reform reduction	20 basis points
Productivity adjustment reduction	50 basis points
The 2016 IRF Rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed-loss threshold. The final rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the 2016 IRF Rule, we believe the 2016 IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.6% effective October 1, 2015, prior to the impact of sequestration.
Additionally, the 2016 IRF Rule contains changes that could affect us in future years. For example, pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), CMS adopted six additional quality reporting measures, the reporting of which beginning on October 1, 2016, will require additional time and expense, and could affect reimbursement beginning October 1, 2017. CMS also adopted an IRF-specific market basket that could, in a given year, result in a higher or lower pricing update than the current market basket methodologies.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the physician fee schedule of Medicare Part B. Medicare reimbursement for outpatient services are subject to an annual outpatient therapy cap and a therapy cap exception process. On October 30, 2015, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B for calendar year 2016. The provisions of this rule, including the updates to the fee schedule, are not material to us.
Home Health. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. The 2010 Healthcare Reform Laws mandate that, prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient. Medicare pays home health providers under the HH-PPS for each 60-day period of care for each patient. Payments are adjusted based on each patient’s condition and clinical treatment. This is referred to as the case-mix adjustment. In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including unusually large (outlier) costs, low-utilization patients that require four or fewer visits, and geographic differences in wages. Payments are also made for non-routine medical supplies that are used in treatment. Home health providers receive either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim. The estimate is based on the patient’s condition and treatment needs. The provider receives the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments. If a patient remains eligible for care after that period, a new 60-day treatment period may begin. There are currently no limits to the number of home health treatment periods an eligible Medicare patient may receive.
On October 30, 2014, CMS released its notice of final rulemaking for the calendar year 2015 HH-PPS. CMS estimated the rule would cut Medicare payments to home health agencies by 0.3% in 2015. Specifically, while the rule provided for a market basket update of 2.6%, that update was offset by a 2.4% rebasing adjustment reduction (the second year of a four-year phase-in) and a productivity adjustment reduction of 50 basis points.
The final rule also addressed a number of policy proposals. Notably, CMS modified the home health face-to-face encounter documentation requirements, including eliminating the narrative as part of the certification of eligibility and providing more flexibility in procedures for obtaining documentation supporting patient eligibility.
On October 29, 2015, CMS released its notice of final rulemaking for calendar year 2016 for home health agencies under the HH-PPS (the “2016 HH Rule”). Specifically, while the rule provides for a market basket update of 2.3%, that update is offset by a 2.4% rebasing adjustment reduction (the third year of a four-year phase-in), a productivity adjustment reduction of 40 basis points, and a nominal case-mix coding intensity reduction of 90 basis points. The 2016 HH Rule also includes other pricing changes, such as a reduction to the case-mix weights for certain cases, that impact our Medicare reimbursement. Based on our analysis, we believe the 2016 HH Rule will result in a net decrease to our Medicare home health payment rates of approximately 1.7% effective for episodes ending in calendar year 2016, before sequestration.
As previously noted, the HH-PPS provides that quality reporting requirements must be satisfied in order for agencies to avoid a 2% reduction in their annual HH-PPS payment update percentage. All home health agencies must submit both admission and discharge outcome and assessment information sets, or “OASIS assessments,” for a minimum of 70% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. In the 2016 HH Rule, CMS increased the minimum reporting threshold to 80% for episodes occurring between July 1, 2016 and June 30, 2017, and to 90% for episodes occurring from July 1, 2017 and thereafter. We do not expect, based on our agencies’ current OASIS submission rates, to experience a material impact from these changes.
In addition, the 2016 HH Rule establishes a Home Health Value-Based Purchasing model in nine states that will include five performance years beginning January 1, 2016 and test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in those nine states. For additional discussion of this model, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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
On July 31, 2015, CMS released its notice of final rulemaking for fiscal year 2016 for hospice agencies under the hospice-PPS (the “2016 Hospice Rule”). The final rule would impact hospice payments between October 1, 2015 and September 30, 2016. Specifically, the rule provides for a market basket update of 2.4%, which was reduced by 30 basis points under the requirements of the 2010 Healthcare Reform Laws and a productivity adjustment of 50 basis points, as well as other pricing changes including a 70 basis point reduction for the final year of a seven-year phase-out of a wage index budget neutrality adjustment factor and a 20 basis point increase to implement a new wage index. The provisions of the 2016 Hospice Rule were not material to us.
For additional discussion of matters and risks related to reimbursement, see Item 1A, Risk Factors.
Managed Care and Other Discount Plans
We offer discounts from established charges to certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2015, typical rate increases for our inpatient rehabilitation contracts ranged from 2-4% and for our home health and hospice contracts ranged from 0-2%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2015, Medicaid payments represented only 3.0% of our consolidated Net operating revenues. In certain states in which we operate we are experiencing an increase in Medicaid patients, likely the result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely impact our revenues or our profitability.”
Cost Reports
Because of our participation in Medicare, Medicaid, and certain Blue Cross and Blue Shield plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by inpatient hospital, home health, and hospice providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. Medicare also makes retroactive adjustments to payments for certain low-income patients after comparing subsequently published statistical data from CMS to the cost report data. We cannot predict what retroactive adjustments, if any, will be made, but we do not anticipate such adjustments would have a material impact on us.
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
Encompass agencies are each licensed under applicable law, certified by CMS for participation in the Medicare program, and generally certified by the applicable state Medicaid agencies to participate in those programs.
Failure to comply with applicable certification requirements may make our hospitals and agencies, as the case may be, ineligible for Medicare or Medicaid reimbursement. In addition, Medicare or Medicaid may seek retroactive reimbursement from noncompliant providers or otherwise impose sanctions for noncompliance. Non-governmental payors often have the right to terminate provider contracts if the provider loses its Medicare or Medicaid certification.

The 2010 Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks, and other screening procedures prescribed by CMS.
We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance. A determination by a regulatory authority that a facility is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, exclusion from participation in Medicare and Medicaid, and the imposition of requirements that an offending facility takes corrective action.
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities or agencies, or the introduction of new beds or inpatient, home health, and hospice services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2015, approximately 52% of our licensed beds and 19% of our home health and hospice locations are located in states or U.S. territories that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any time a CON is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency.
We potentially face opposition any time we initiate a CON project or seek to acquire an existing facility, agency, or CON. This opposition may arise either from competing national or regional companies or from local hospitals, agencies, or other providers which file competing applications or oppose the proposed CON project. Opposition to our applications may delay or prevent our future addition of beds, hospitals, or agencies in given markets or increase our costs in seeking those additions. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition, including in markets where we hold a CON and a competitor is seeking an approval. We have generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance we will achieve similar success in the future, and the likelihood of success varies by locality and state.
False Claims
The federal False Claims Act prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to $11,000 per claim. Beginning no later than August 1, 2016, federal civil penalties will be adjusted to account for inflation each year. In addition, the False Claims Act allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties under the False Claims Act. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the federal False Claims Act to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent a violation of the False Claims Act. For additional discussion, see Item 1A, Risk Factors, and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
Under the 2010 Healthcare Reform Laws, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest has been dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market and regulatory approval conditions are met. Currently, we have no hospitals that would be considered physician-owned under this law, except for one hospital recently acquired from Reliant which has an outside limited partner with a 0.5% equity interest.
CMS has issued several phases of final regulations implementing the Stark law. On November 16, 2015, CMS issued a new rule revising, clarifying, and adding two exceptions in order to accommodate delivery and payment system reform, reduce burdens on physicians and other providers, and promote compliance. While the changes are generally expected to help providers comply with the Stark law requirements, the complexity of the law and the associated regulations will remain a challenge for healthcare providers, who do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet one or more exceptions to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) began conducting pilot HIPAA audits of healthcare providers in 2015 and will implement a permanent program nationwide in early 2016.
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
On January 17, 2013, the HHS-OCR issued a final rule, with a compliance date of September 23, 2013, to implement the HITECH Act and make other modifications to the HIPAA and HITECH regulations. This rule expanded the potential liability for a breach involving protected health information to cover some instances where a subcontractor is responsible for the breaches and that individual or entity was acting within the scope of delegated authority under the related contract or engagement. The final rule generally defines “breach” to mean the acquisition, access, use or disclosure of protected health information in a manner not permitted by the HIPAA privacy standards, which compromises the security or privacy of protected health information. Under the final rule, improper acquisition, access, use, or disclosure is presumed to be a reportable breach, unless the potentially breaching party can demonstrate a low probability that protected health information has been compromised. On the whole, it appears the changes to the breach reporting rules could increase breach reporting in the healthcare industry.
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
Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net operating revenues and other operating results.
We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. In addition to many ordinary course reimbursement rate changes that the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), adopts each year as part of its annual rulemaking process for various healthcare provider categories, Congress and some state legislatures have periodically proposed significant changes in laws and regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in pricing roll-backs or freezes or reimbursement reductions.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments; (2) the possible combining, or “bundling,” of reimbursement for a Medicare beneficiary’s episode of care at some point in the future; (3) implementing a voluntary program for accountable care organizations (“ACOs”); and (4) creating an Independent Payment Advisory Board.
For our inpatient rehabilitation hospitals, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type. The reductions in the annual market basket updates for our hospitals continue through 2019 for each CMS fiscal year, which for us begins October 1, as follows:

2016	2017-19
0.2%	0.75%
In addition, the 2010 Healthcare Reform Laws require the market basket update for our hospitals to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment in effect for fiscal year (October 1 to September 30) 2016 is a decrease to the market basket update of 50 basis points.
For home health agencies, the 2010 Healthcare Reform Laws directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. The rebasing adjustment for calendar year 2016 (the third year of the four-year phase-in) offset the annual market basket update of 2.3% with a 2.4% reduction. CMS is also implementing a case-mix coding intensity reduction of 90 basis points in 2016. In addition, the 2010 Healthcare Reform Laws also require an annual home health productivity adjustment. For calendar year 2016, that adjustment is a decrease to the market basket update of 40 basis points.
For hospice agencies, the 2010 Healthcare Reform laws require, in addition to an annual productivity adjustment, further reduction of the annual market basket update of 30 basis points for fiscal years through 2019. The hospice productivity adjustment for the fiscal year beginning October 1, 2015 was a decrease to the market basket update of 50 basis points.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” which began affecting payments received after April 1, 2013, reduced the payments we receive under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) resulting in a net year-over-year decrease in our Net operating revenues of approximately $9 million in 2014. The effect of sequestration on year-over-year comparisons of Net operating revenues ceased on April 1, 2014. However, each year through 2025, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed before then.
Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. For example, on April 16, 2015, the President signed into law the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act, which repealed the statutory mechanism providing for annual automatic adjustments to the Medicare physician fee schedule using a sustainable growth rate formula that has historically resulted in annual deep cuts to physician reimbursement rates, a consequence of which has been the so-called “doc fixes” passed by Congress annually since 2002 to override those automatic adjustments. The primary impact of this act on us is a mandated market basket update of +1.0% in 2018 for rehabilitation hospitals as well as home health and hospice agencies.
In October 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided. It will create additional data reporting requirements for our hospitals and home health and hospice agencies. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency, advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the IRF-PPS, the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system. MedPAC also provides comments to CMS on proposed rules, including the prospective payment system rules. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and may in the future, become the basis for subsequent legislative or regulatory action.
In connection with CMS’s final rulemaking for the 2016 HH-PPS, MedPAC recommended, among other things, legislative changes to make the rebasing cuts larger in size to further reduce margins and the overhaul of the HH-PPS to pay providers based on patient characteristics in lieu of the number of therapy services furnished. MedPAC also recommended that CMS not provide for a market basket update in the 2016 IRF-PPS. This year, MedPAC approved recommendations to eliminate the market basket update for each of the IRF-PPS, the HH-PPS and the Hospice-PPS for 2017.
We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be enacted into law, or the timing or effect of any initiatives or reductions. Those initiatives or reductions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. In any given year, the net effect of the changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
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

The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, in the United States may significantly affect our business and results of operations.
The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives such as payment bundling and ACOs included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care and integrated payment delivery models. In a coordinated care delivery model, hospitals, physicians, and other care providers are reimbursed in a fashion meant to encourage the provision of coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant evolution or transformation of the healthcare industry, which may have a significant impact on our business and results of operations.
The 2010 Healthcare Reform Laws directed HHS to examine the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. There are four project types or models: acute care only, acute/post-acute, post-acute only (Model 3), and acute and physician services. In the initial non-risk bearing stage of the bundling program (Phase 1), pilot participants received data from CMS on care patterns and engaged in shared learning in how to improve care. The second phase (Phase 2) requires participants, pending contract finalization and completion of the standard CMS program integrity reviews, to take on financial risk for episodes of care.
Eight of our hospitals began participating in Phase 2, the “at-risk” phase, of Model 3 of CMS’ voluntary Bundled Payments for Care Improvement (“BPCI”) initiative in 2015. We also have several hospitals that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of Encompass’s home health agencies began participating in Phase 2 of Model 3 in 2014. In July 2015, 42 additional home health agencies began participating in Phase 2.
Similarly, CMS has established per the 2010 Healthcare Reform Laws several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two different ACO tracks from which participants can choose. The first track allows ACOs to share only in the savings. The second track requires ACOs to share in any savings and losses but offers ACOs a greater share of any savings realized than the first track offers. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, there are 477 ACOs serving almost 8.9 million beneficiaries as of January 2016. We continue to evaluate, on a case-by-case basis, appropriate ACO participation opportunities for our hospitals, home health agencies, and patients. To date, we have signed two ACO participation agreements for our hospitals. Encompass has also partnered as the exclusive preferred home health provider with Premier PHC™, an ACO serving approximately 20,000 Medicare patients.
In January 2015, HHS announced it set various goals with respect to tying Medicare reimbursements to alternative payment models and value-based purchasing. Specifically, HHS set goals of tying 30 percent of traditional, or fee-for-service, Medicare payments to quality or value through alternative payment models, such as ACOs or bundled payment arrangements, by the end of 2016 and tying 50 percent of payments to those models by the end of 2018. HHS also set goals of tying 85 and 90 percent of traditional Medicare payments to quality or value by the end of 2016 and 2018, respectively, through programs such as those that include financial incentives for reducing acute care hospital readmissions.
On November 16, 2015, CMS issued its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model. This mandatory model holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. Through the five-year payment model, healthcare providers in 67 geographic areas would continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place would be held accountable for the quality and costs of care for the entire episode of care — from the time of the surgery through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the hospital may receive an additional payment or be required to repay Medicare for a portion of the episode costs. As a result, the acute care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner.
The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care delivery models. Broad-based implementation of a new delivery model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches being explored may not work or could change substantially prior to a nationwide implementation.
Additionally, as the number and types of bundling and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness and ability to participate in coordinated care delivery and alternative payment models and the referral patterns of other providers participating in those models may affect our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals or from the services Encompass offers. For further discussion of new coordinated care delivery and payment models, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. The 2010 Healthcare Reform Laws establish the Independent Payment Advisory Board appointed by the President that is charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. This board will have broad authority to develop new Medicare policies (including changes to provider reimbursement). In general, unless Congress acts to block the proposals of this board, CMS will implement the policy recommendations. However, due to the market basket reductions that are also part of these laws, certain healthcare providers, such as our inpatient rehabilitation hospitals, will not be subject to payment reduction proposals developed by this board and presented to Congress until 2020. While most of our operations may not be subject to its payment reduction proposals for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board may adversely impact our results of operations, including reductions in the payment for home health services. As of December 31, 2015, the Independent Payment Advisory Board members have not been appointed.
The 2010 Healthcare Reform Laws include other provisions that could adversely affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to P180D days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice (the “DOJ”). Any such suspension would adversely impact our financial position, results of operations, and cash flows.
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
On October 29, 2015, CMS issued a proposed rule relating to requirements for discharge planning for hospitals and home health agencies as called for by the IMPACT Act. The proposed rule would revise the discharge planning requirements applicable to our inpatient rehabilitation hospitals and Encompass home health agencies.

CMS proposes to require hospitals (including inpatient rehabilitation facilities (“IRFs”)) to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. For our hospitals, the proposed rule would require development of standardized procedures pertaining to the development and finalization of unique discharge plans for all patients. CMS proposes that discharge instructions must be provided at the time of discharge to patients, or the patient’s caregiver or both, who are discharged home or who are referred to other post-acute care services, and that any post-discharge practitioners or providers must receive the patient’s discharge instructions at the time of discharge, including the patient’s discharge summary within 48 hours of discharge and any test results within 24 hours of availability.

For home health agencies, the proposed rule includes several new requirements. The discharge planning process would require the regular re-evaluation of patients to identify changes requiring modification of the discharge plan. The physician responsible for a patient’s plan of care would have to be involved in the ongoing establishment of the discharge plan. Home health agencies must also send certain specified medical and other information to the post-discharge facility or health care practitioner. The proposed rule would likely require the modification of existing discharge forms and reports, and patient visits may need to be extended in order to accommodate patient education. If adopted as proposed, we would expect to incur additional one-time and recurring expenses to comply, but at this time, we cannot predict what the final requirements will be or the timing or effect of those requirements.
Under the authorization granted in the IMPACT Act, in January 2016, CMS released draft specifications for new Medicare spending per beneficiary measures to be tracked and reported by CMS for each IRF, skilled nursing facility, long-term acute care hospital and home health agency. The intent of tracking and publishing this data is to evaluate a given provider’s payment efficiency relative to the efficiency of the national median provider in that provider’s post-acute segment. CMS believes this measure will encourage improved efficiency and coordination of care in the post-acute setting by holding providers accountable for Medicare resource use during an episode of care. However, the proposed measures do not take into account patient outcomes. CMS has not proposed to compare payment efficiency across provider segments. Per the IMPACT Act, these spending per beneficiary measures must be finalized and effective by October 1, 2016 for IRFs and by January 1, 2017 for home health agencies.
In January 2016, CMS extended a temporary moratorium on the enrollment of new home health agencies and branch locations. CMS established the moratorium in July 2013, and the latest extension is set to expire in July 2016 unless it is again extended. It applies to six metropolitan areas, including Houston and Dallas where Encompass has several locations.
On February 5, 2016, CMS published a notice in the federal register detailing two proposed home health regulatory initiatives: 1) establishment of a new demonstration project under which it would require home health providers to seek prior authorization before submitting claims for services in Florida, Texas, Illinois, Michigan, and Massachusetts and 2) an extension of the Medicare probable fraud pilot. In the demonstration project, CMS proposes to have Medicare contractors collect additional information from home health providers submitting claims in order to determine proper payment or if there is a suspicion of fraud. In the pilot, CMS proposes to collect information from home health agencies, referring physicians and patients in a random national sampling of claims to establish a baseline estimate of probable fraud in Medicare home health billings.
As discussed above, MedPAC makes healthcare policy recommendations to Congress and provides comments to CMS on Medicare payment related issues. Congress is not obligated to adopt MedPAC’s recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt any given MedPAC recommendation. For example, in January 2016, MedPAC released materials discussing several possible changes, some of which MedPAC has advocated previously, to various post-acute payment systems. One of the possible changes reported on was the development of a unified payment system for all post-acute care in lieu of separate systems for IRFs, skilled nursing facilities, long-term acute care hospitals, and home health agencies. MedPAC expects to issue a report on this in April 2016, including providing details of alternative models that could be used to test a unified payment system, and has stated it would expect IRF payments to decrease under a unified payment system. Another possible change reported on was an increase of outlier payments to be funded by reductions to non-outlier payments rates under the IRF-PPS.
We cannot predict what legislative or regulatory reforms or changes, if any, will ultimately be enacted, or the timing or effect any of those changes or reforms will have on us. If enacted, they may be challenging for all providers and have the effect of limiting Medicare beneficiaries’ access to healthcare services and could have an adverse impact on our financial position, results of operations, and cash flows. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”

Quality reporting requirements may negatively impact the Medicare reimbursement we receive.
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals met the reporting deadlines occurring on or before December 31, 2014 resulting in no corresponding reimbursement reductions for fiscal years 2015 and 2016. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. To date, none of Encompass’s home health and hospice agencies have incurred a reduction in their reimbursement rates.
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. For example, CMS recently adopted six additional IRF quality reporting measures, the reporting of which beginning on October 1, 2016 will require additional time and expense and could affect reimbursement beginning October 1, 2017. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Home health providers are now subject to tracking and reporting 79 CMS-sanctioned quality reporting measures.
The 2016 HH Rule establishes a Home Health Value-Based Purchasing model in nine states, which will include five performance years beginning January 1, 2016 and test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a reduction or increase to current home health agency payments, depending on quality performance, made to agencies in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee. Payment adjustments would be applied on an annual basis, beginning at 3% and increasing to 8% in later years of the initiative.
There can be no assurance all of our hospitals and agencies will continue to meet quality reporting requirements in the future which may result in one or more of our hospitals or agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
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
In addition to specific compliance-related laws and regulations, examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. The final rule for the fiscal year 2010 IRF-PPS implemented new coverage requirements which provided in part that a patient medical record must document a reasonable expectation that, at the time of admission to an IRF, the patient generally required and was able to participate in the intensive rehabilitation therapy services uniquely provided at IRFs. CMS has also taken the position that a patient’s medical file must appropriately document the rationale for the use of group therapies, as opposed to one-on-one therapy. As previously noted, the appropriate utilization of group therapy was a focus of recent HHS-OIG work plans. Beginning on October 1, 2015, a new data collection requirement will go into effect that will capture the minutes and mode (individual, group, concurrent, or co-treatment) of therapy by specialty. CMS plans to use this data to potentially support future rulemaking in this area. Additionally, the final rules for the fiscal years 2014 and 2015 IRF-PPS include changes, effective October 1, 2015, to the list of medical conditions, including a reduction in the number of conditions, that will presumptively count toward the 60% compliance threshold to qualify for reimbursement as an inpatient rehabilitation hospital.
Of note, the HHS-OIG each year releases a work plan that identifies areas of compliance focus for the coming year. In recent years, HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. The 2016 work plan indicates HHS-OIG will focus on appropriate documentation to support claims by IRFs and the home health agencies. For hospice agencies, the 2016 work plan focuses on reviews of beneficiaries’ plans of care and determine whether they meet key requirements and medical records to address concerns that a level of hospice care is being billed when that level of service is not medically necessary.
As the recent HHS-OIG work plans demonstrate, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, are essential to demonstrating our compliance with various regulatory and reimbursement requirements. For example, to support the determination that a patient’s IRF treatment was reasonable and necessary, the file must contain, among other things, an admitting physician’s assessment of the patient as well as a post-admission assessment by the treating physician and other information from clinicians relating to the plan of care and the therapies being provided. These physicians exercise their independent medical judgment. We and our hospital medical directors, who are independent contractors, provide training to the physicians we work with on a regular basis regarding appropriate documentation. In connection with subsequent payment audits and investigations, there can be no assurance as to what opinion a third party may take regarding the status of patient files or the physicians’ medical judgment evidenced in those files.
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
Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, if we fail to comply with applicable laws and regulations, we could be required to return portions of reimbursements for discharges deemed after the fact to have not been appropriate under the IRF-PPS. We could also be subjected to other liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement. Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. As discussed above in connection with the 2010 Healthcare Reform Laws, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, the DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. The DOJ has pursued and recovered a record amount of taxpayer dollars lost to healthcare fraud. Additionally, the federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent a violation of the False Claims Act. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and the healthcare industry and independent physicians are no different.
Reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation.
Reimbursement claims are subject to various audits from time to time and such audits may negatively impact our operations and our cash flows from operations.
Reimbursement claims made by health care providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, and insurance carriers, as well as the OIG, CMS and state Medicaid programs. As noted above, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, is essential to successfully challenging any payment denials. If the physicians working with our patients do not adequately document, among other things, their diagnoses and plans of care, our risks related to audits and payment denials in general are greater. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have an adverse effect on our financial position, results of operation and liquidity.
With respect to the Medicare program, from which we receive a substantial portion of our revenues, certain of our MACs, under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. A substantial majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules. We have discussed our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (”RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review claims up to three years from the date a claim was paid, beginning with claims filed on or after October 1, 2007. Beginning May 15, 2015, CMS limited the recovery auditor look back period to six months from the date of service in cases where the hospital submits the claim within three months of the date of service.
RAC audits of IRFs initially focused on coding errors, but have subsequently been expanded to medical necessity reviews. In connection with CMS approved and announced RACs audits related to IRFs, we received requests in 2014 and 2013 to review certain patient files for discharges occurring from 2010 to 2014. These post-payment RAC audits are focused on medical necessity requirements for admission to IRFs rather than targeting a specific diagnosis code as in previous pre-payment audits. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. To date, the Medicare payments that are subject to these RAC audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2014. We have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by MACs. CMS has previously operated a demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims from primarily acute care hospitals. It is unclear whether CMS intends to continue RAC prepayment reviews and if so, what providers and claims would be the focus of those reviews.
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
Audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid or disallow reimbursement. Additionally, if the MAC discussed above continues to deny a significant number of claims for certain diagnosis codes, we may experience similar difficulties. As a result, we may suffer reduced profitability, and we may have to elect not to accept patients and conditions we believe can benefit from inpatient rehabilitation. We cannot predict when or how these audit programs will affect us.
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected in some of the markets where we operate if the auditing payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations.
Delays in the administrative appeals process associated with denied Medicare reimbursement claims may delay or reduce receipt of the related reimbursement amounts for services previously provided.
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from widespread probes and audits, are subject to appeal by providers. We have historically appealed a majority of our denials. For claims we choose to appeal to an administrative law judge, we have historically experienced a greater than 70% success rate. However, the appeals adjudication process established by CMS has encountered significant delays in recent years. For example, most of our appeals heard by an administrative law judge in 2015 related to denials received in 2011 and 2012. We believe the process for resolving individual Medicare payment claims that are denied will continue to take in excess of three years. Additionally, the number of new denials far exceeds the number of appeals resolved in recent years as shown in the following summary of our inpatient rehabilitation segment activity:

	New Denials	Collections of Previously Denied Claims	Provision for Doubtful Accounts for Denial Activity
	(In Millions)
2015	$79.0	$15.0	$20.6
2014	52.5	14.1	14.0
We record our estimates for pre-payment denials, including those resulting from widespread probes, and for post-payment audit denials that will ultimately not be collected in the Provision for doubtful accounts. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. Given the continuing or increasing delays along with the increasing number of denials in the backlog, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity. Although there is legislation proposed in Congress, the goal of which is to reform and improve the Medicare audit and appeals process, we cannot predict what, if any, legislation will be adopted or what, if any, effect that legislation might have on the audit and appeals process.
Changes in our payor mix or the acuity of our patients could adversely impact our revenues or our profitability.
Many factors affect pricing of our services and, in turn, our revenues. For example, in the inpatient rehabilitation segment, these factors include, among other things, the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). In 2015, our inpatient rehabilitation segment experienced a shift in payor mix to a slightly larger percentage of Medicaid patients and a shift to a slightly lower average acuity for our patients, both of which adversely affected pricing growth. For additional discussion of these impacts in 2015, see the “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The expansion and growth of Medicaid and insurance exchanges resulting from provisions of the 2010 Healthcare Reform Laws have increased the number of those patients coming to us. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. Similarly, the insurance coverages offered in the exchanges typically reimburse us at rates lower than we receive under other managed care contracts. While it is not anticipated that Medicaid and insurance exchanges will continue to grow at the rate they have in recent years, we cannot predict whether our payor mix will continue to shift to these lower reimbursement rate payors.

In the future, we may also experience shifts in our payor mix or the acuity of our patients that could adversely affect our pricing, revenues or profitability.
We face intense competition for patients from other healthcare providers.
We operate in a highly competitive, fragmented inpatient rehabilitation and home health and hospice industries. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 92% of our hospitals’ referrals come from acute care hospitals, that increase in competition might materially and adversely affect our admission referrals in the related markets. There are also large acute care systems that may have more resources available to compete than we have.
In the home health and hospice services industry, our primary competition comes from locally owned private home health companies or acute-care hospitals with adjunct home health services and typically varies from market to market. We compete with a variety of other companies in providing home health and hospice services, some of which, including several large public companies, may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving Encompass home health or hospice services. The other public companies have or may obtain significantly greater marketing and financial resources than we have or may obtain. Relatively few barriers to entry exist in most of our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health services, hospice care, community care services, or similar services.
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
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities served. Referral sources are not contractually obligated to refer patients to us and may refer their patients to other providers. Our growth and profitability depend on our ability to establish and maintain close working relationships with these patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilition, home health, and hospice care by our referral sources and their patients. We cannot provide assurance that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.
We may have difficulty completing investments and transactions that increase our capacity consistent with our growth strategy.
We are selectively pursuing strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient acquisition or other development targets and to complete those transactions to meet goals. In the home health industry, there is significant competition among acquirors attempting to secure the acquisition of companies that have a large number of locations. In many states, the need to obtain governmental approvals, such as a CON or an approval of a change in ownership, may represent a significant obstacle to completing transactions. Additionally, in states with CON laws, it is not unusual for third-party providers to challenge initial awards of CONs, the increase in the number of approved beds in an existing CON, or expand or change the area served, and the adjudication of those challenges and related appeals may take multiple years. These factors may increase the cost to us associated with any acquisition or prevent us from completing one or more acquisitions.

We may make investments or complete transactions that could expose us to unforeseen risks and liabilities.
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
In addition to those development activities, we intend to build new, or de novo, inpatient rehabilitation hospitals. The construction of new hospitals involves numerous risks, including the receipt of all zoning and other regulatory approvals, such as a CON where necessary, construction delays and cost over-runs and unforeseen environmental liability exposure. Once built, new hospitals must undergo the state and Medicare certification process, the duration of which may be beyond our control. We may be unable to operate newly constructed hospitals as profitably as expected, and those hospitals may involve significant additional cash expenditures and operating expenses that could, in the aggregate, have an adverse effect on our business, financial position, results of operations, and cash flows.
We may not be able to successfully integrate acquisitions or realize the anticipated benefits of any acquisitions.
We may undertake strategic acquisitions from time to time. For example, we have recently completed the acquisitions of Encompass, the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) and the home care operations of CareSouth Health System, Inc. (“CareSouth”), which are discussed in Item 1, Business, “Overview of the Company.” Prior to consummation of any acquisition, the acquired business will have operated independently of us, with its own procedures, corporate culture, locations, employees and systems. We will fold those businesses into our existing business as one combined organization, for example utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of an acquired business with our business. Additionally, an acquisition could cause disruption to our business and operations and our relationships with customers, employees and other parties. In some cases, the acquired business has itself grown through acquisitions, as was the case with Encompass, Reliant and CareSouth, and there may be legacy systems, operating policies and procedures, financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we would prefer. The failure to successfully integrate on a timely basis any acquired business with our existing business could have an adverse effect on our business, financial position, results of operations, and cash flows.
We anticipate our acquisitions, including Encompass, Reliant and CareSouth, will result in benefits including, among other things, increased revenues and an enhanced ability to provide a continuum of facility-based and home-based post-acute healthcare services. However, acquired businesses may not contribute to our revenues or earnings to the extent anticipated, and any synergies we expect may not be realized after the acquisitions have been completed. If the acquired businesses underperform and such underperformance is other than temporary, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could result in the inability to meet the financial ratios and financial condition tests under our credit agreement and diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.

Competition for staffing, shortages of qualified personnel, union activity or other factors may increase our labor costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. A shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our labor costs increase, we may not experience reimbursement rate or pricing increases generally to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare or we continue to experience a shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased labor costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our labor costs. Our failure to recruit and retain qualified medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits. The material lawsuits and investigations, including the subpoenas received from HHS-OIG, are discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages, fines, or other remedies assessed against us or agreed to in settlements could have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, the costs of defending litigation and investigations, even if frivolous or nonmeritorious, could be significant.
Home care services, by their very nature, are provided in an environment, the patient’s place of residence, that is not in the substantial control of the healthcare provider. Accordingly, home care involves an increased level of associated risk of general and professional liability. On any given day, we have thousands of nurses, therapists and other care providers driving to and from the homes of patients where they deliver care. We cannot predict the impact any claims arising out of the travel, the home visits or the care being provided, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain patients and employees. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies.
We insure a substantial portion of our professional liability, general liability, and workers’ compensation liability risks, which may not include risks related to regulatory fines and penalties, through our captive insurance subsidiary, as discussed further in Note 9, Self-Insured Risks, to the accompanying consolidated financial statements. Changes in the number of these liability claims and the cost to resolve them impact the reserves for these risks. A variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the reserves for these liability risks, which could have an effect on our financial position and results of operations.
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These lawsuits, which may be initiated by “whistleblowers,” can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully bring these suits and to the government. These qui tam cases are sealed by the court at the time of filing. Prior to the lifting of the seal by the court, the only parties typically privy to the information contained in the complaint are the relator, the federal government, and the presiding court. It is possible that qui tam lawsuits have been filed against us and that those suits remain under seal or that we are unaware of such filings or prevented by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

The proper function, availability, and security of our information systems are critical to our business.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system (the “CIS”) which plays a substantial role in the operations of the hospitals in which it is installed and the information systems currently in use by Encompass. We undertake substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.”
As part of our efforts, we may be required to expend significant capital to protect against the threat of security breaches, including cyber attacks, or to alleviate problems caused by breaches, including unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware to our systems. We also attempt to provide our employees training and regular reminders on important measures they can take to prevent breaches. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our safety and security measures or network security or other controls will detect and prevent security or data breaches, including cyber-attacks, in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests are targeting the theft of patient information through the use of advance persistent threats. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations.
A compromise of our safety and security measures, or network security or other controls, or of those businesses with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons, could harm our reputation and expose us to significant remedial costs as well as regulatory actions and claims from patients, financial institutions, and other persons, any of which could adversely affect our business, financial position, results of operations and cash flows. Moreover, a security breach could require that we expend significant resources to repair or improve our information systems and infrastructure, and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our CIS is subject to a licensing, implementation, technology hosting, and support agreement with Cerner Corporation. In June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system in 2012. As of December 31, 2015, we have installed the CIS in 83 hospitals. We expect to complete installation in our existing hospitals by the end of 2017. Similarly, Encompass has an agreement to license, host, and support its comprehensive management and clinical information system, Homecare Homebase. Our inability, or the inability of software vendors, to continue to maintain and upgrade our information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across multiple hospitals could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Successful execution of our current business plan depends on our key personnel.
The success of our current business plan depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. We rely upon their ability, expertise, experience, judgment, discretion, integrity and good faith. With respect to our newly acquired home health business, we rely on the experience and expertise of Encompass’ management team in that industry. In order to retain this experience and expertise, we have entered into three-year employment agreements that include noncompetition and other restrictive covenants with certain key senior management personnel of Encompass. However, there is no guarantee we will be able to retain these individuals or other members of Encompass’ management team. If we are unable to retain these members of Encompass’ senior management, we could face increased difficulties in operating Encompass and in expanding our presence in home health and hospice.
There can be no assurance that we will retain our key executives and employees or that we can attract or retain other highly qualified individuals in the future. If we lose key personnel, we may be unable to replace them with personnel of comparable experience in, or knowledge of, the healthcare provider industry or our specific post-acute segments. The loss of the services of any of these individuals could prevent us from successfully executing our business plan and could have a material adverse effect on our business and results of operations.
Our leverage or level of indebtedness may have negative consequences for our business, and we may incur additional indebtedness in the future.
As of December 31, 2015, we have approximately $2.9 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $288.2 million in capital leases). See Note 8, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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

•
exposing us to risks inherent in interest rate fluctuations for outstanding amounts under our credit facility, which could result in higher interest expense in the event of increases in interest rates, as discussed in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

We are subject to contingent liabilities, prevailing economic conditions, and financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot provide assurance that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our debt instruments. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs or have an unanticipated cash payment obligation, we may have to refinance all or a portion of our debt, obtain additional financing or reduce expenditures or sell assets we deem necessary to our business. We cannot provide assurance these measures would be possible or any additional financing could be obtained.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2015, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2015, approximately 75% of our consolidated Property and equipment, net was held by HealthSouth Corporation and its guarantor subsidiaries under our credit agreement. See Note 8, Long-term Debt, and Note 20, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.
Uncertainty in the capital markets could adversely affect our ability to carry out our development objectives.
In recent years, the global and sovereign credit markets have experienced significant disruptions, and the debt ceiling and federal budget disputes in the United States affected capital markets. Future market shocks could negatively affect the availability or terms of certain types of debt and equity financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. For example, tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. The inability to obtain additional financing at attractive rates or prices could have a material adverse effect on our financial performance or our growth opportunities.
As a result of credit market uncertainty, we also face potential exposure to counterparties who may be unable to adequately service our needs, including the ability of the lenders under our credit agreement to provide liquidity when needed. We monitor the financial strength of our depositories, creditors, and insurance carriers using publicly available information, as well as qualitative inputs.
If any of our hospitals or home health or hospice agencies fail to comply with the Medicare conditions of participation, that hospital or agency could be terminated from the Medicare program.
Each of our hospitals and home health and hospice agencies must comply with extensive conditions of participation for certification in the Medicare program. If any fail to meet any of the Medicare conditions of participation, we may receive a notice of deficiency from the applicable state survey agency. If that hospital or agency then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, it could lose the ability to bill Medicare. For example, the conditions require that hospice agencies have a certain number of volunteers. A hospital or agency could be terminated from the Medicare benefit if it fails to address the deficiency within the applicable correction period. If CMS terminates one hospital or agency, it may increase its scrutiny of others under common control. Additionally, in October 2014, CMS proposed revisions to the Medicare conditions of participation applicable to home health agencies and intended to provide home health agencies with enhanced flexibility while focusing provider efforts on patient services, quality of care, and quality assessment and performance improvement efforts. Any termination of one or more of our hospitals or agencies from the Medicare program for failure to satisfy the conditions of participation could adversely affect its patient service revenue and profitability and financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama. We occupy those office premises under a long-term lease which expires in March 2018. On November 30, 2015, we executed a non-binding term sheet with a developer to build and lease a new corporate office building at another location in Birmingham, Alabama. We expect to move to that location in early 2018. We have notified the landlord for our current office lease that we will not be renewing that lease but we have an option to extend that lease for up to 75 days in the event construction of the new building is not completed as expected.
In addition to our principal executive office, as of December 31, 2015, we leased or owned through various consolidated entities 358 business locations to support our operations. Our hospital leases, which represent the largest portion of our rent expense, generally have 3 to 15 years remaining on their current terms and one or more renewal options for customarily an additional 5-year term. Some renewal options provide for shorter additional terms. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Our home health and hospice business is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, approximately 2,700 square feet on average. Those space leases are typically less than five years in term. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospital properties (excluding the one hospital that has 41 licensed beds and operates as a joint venture which we account for using the equity method of accounting) and our Encompass locations as of December 31, 2015:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Encompass Locations
Alabama *+	383	1		3	2	6	4
Arizona	335	1		1	3	5	3
Arkansas +	307	2		1	1	4	3
California	134	1		—	1	2	—
Colorado	104	1		—	1	2	5
Connecticut	—	—		—	—	—	1
Delaware *	34	—		1	—	1	—
Florida *	897	9		1	2	12	16
Georgia *+	150	2	(1)	—	1	3	20
Idaho	—	—		—	—	—	11
Illinois *	61	—		1	—	1	—
Indiana	103	—		—	1	1	—
Kansas	242	1		—	2	3	9
Kentucky *+	312	2		1	—	3	1
Louisiana	47	1		—	—	1	—
Maine *	100	—		—	1	1	—
Maryland *+	54	1		—	—	1	1
Massachusetts *	560	2		—	2	4	2
Missouri *	156	—		2	—	2	—
Nevada	219	2		—	1	3	2
New Hampshire *	50	—		1	—	1	—
New Jersey *	199	1		1	1	3	—
New Mexico	87	1		—	—	1	7
North Carolina +	—	—		—	—	—	6
Ohio	110	—		—	2	2	—
Oklahoma	—	—		—	—	—	20
Oregon	—	—		—	—	—	2
Pennsylvania	734	5		—	4	9	3
Puerto Rico *	72	—		—	2	2	—
South Carolina *+	343	1		4	—	5	2
Tennessee *+	435	5		3	—	8	5
Texas	1,538	12		2	9	23	63
Utah	84	1		—	—	1	15
Virginia *	286	2		1	3	6	12
West Virginia *	268	1		3	—	4	—
	8,404	55		26	39	120	213	(2)
*      Hospital certificate of need state or U.S. territory
+ Home health certificate of need state or U.S. territory

(1)
The inpatient rehabilitation hospitals in Augusta and Newnan, Georgia are parties to industrial development bond financings that reduce the ad valorem taxes payable by each hospital. In connection with each of these bond structures, title to the related property is held by the local development authority. We lease the related hospital property and hold the bonds issued by that authority, the payment on which equals the amount payable under the lease. We may terminate each bond financing and the associated lease at any time at our option without penalty, and fee title to the related hospital property will return to us.

(2)
This total includes (1) 179 locations where adult home health services are provided, (2) 7 locations where pediatric home health services are provided, and (3) 27 locations where hospice services are provided. In addition, two of the adult home health locations operate as joint ventures which we account for using the equity method of accounting.

Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2014 through December 31, 2015:

	High	Low
2014
First Quarter	$35.98	$29.82
Second Quarter	37.68	33.05
Third Quarter	42.41	35.29
Fourth Quarter	42.00	36.10

2015
First Quarter	$46.92	$36.46
Second Quarter	48.13	41.37
Third Quarter	48.37	36.71
Fourth Quarter	39.89	32.55
Holders
As of February 16, 2016, there were 89,777,044 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 8,762 holders of record.
Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share on our common stock that was paid on October 15, 2014, and we paid the same per share quarterly dividend through July 15, 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015, and we paid the same per share quarterly dividend on January 15, 2016. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 through October 31, 2015	893	(2)	$36.38	—	$206,944,707
November 1 through November 30, 2015	808,743	(3)	34.65	808,633	178,922,337
December 1 through December 31, 2015	552,341		34.64	552,341	159,787,934
Total	1,361,977		$34.65	1,360,974

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

(2)
Except as noted in the following sentence, an employee tendered these shares as payment of the tax liability incident to the vesting of previously awarded shares of restricted stock. In October, 306 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

(3)	An employee tendered 110 shares as payment of the exercise price and tax liability incident to the net settlement of an option exercise.

Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2010 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such filing.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of HealthSouth’s common stock. Research Data Group, Inc. provided the data for the indices presented below. We assume no responsibility for the accuracy of the indices’ data, but we are not aware of any reason to doubt its accuracy.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HealthSouth Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2010	2011	2012	2013	2014	2015
HealthSouth	100.00	85.32	101.93	162.61	191.71	177.34
Standard & Poor’s 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P Health Care Services Select Industry Index	100.00	92.24	111.03	134.03	161.92	167.21

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data presented below for the years ended December 31, 2015, 2014, and 2013 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2012 and 2011 from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2012. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In Millions, Except per Share Data)
Statement of Operations Data: (1)
Net operating revenues	$3,162.9	$2,405.9	$2,273.2	$2,161.9	$2,026.9
Operating earnings (2)	485.7	418.4	435.7	378.7	351.4
Provision for income tax expense (3)	141.9	110.7	12.7	108.6	37.1
Income from continuing operations	253.7	276.2	382.5	231.4	205.8
(Loss) income from discontinued operations, net of tax (4)	(0.9)	5.5	(1.1)	4.5	48.8
Net income	252.8	281.7	381.4	235.9	254.6
Less: Net income attributable to noncontrolling interests	(69.7)	(59.7)	(57.8)	(50.9)	(45.9)
Net income attributable to HealthSouth	183.1	222.0	323.6	185.0	208.7
Less: Convertible perpetual preferred stock dividends	(1.6)	(6.3)	(21.0)	(23.9)	(26.0)
Less: Repurchase of convertible perpetual preferred stock (5)	—	—	(71.6)	(0.8)	—
Net income attributable to HealthSouth common shareholders	$181.5	$215.7	$231.0	$160.3	$182.7

Weighted average common shares outstanding: (6)
Basic	89.4	86.8	88.1	94.6	93.3
Diluted	101.0	100.7	102.1	108.1	109.2
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.03	$2.40	$2.59	$1.62	$1.39
Discontinued operations	(0.01)	0.06	(0.01)	0.05	0.52
Net income	$2.02	$2.46	$2.58	$1.67	$1.91
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.92	$2.24	$2.59	$1.62	$1.39
Discontinued operations	(0.01)	0.05	(0.01)	0.05	0.52
Net income	$1.91	$2.29	$2.58	$1.67	$1.91

Cash dividends per common share (7)	$0.88	$0.78	$0.36	$—	$—

Amounts attributable to HealthSouth:
Income from continuing operations	$184.0	$216.5	$324.7	$180.5	$158.8
(Loss) income from discontinued operations, net of tax	(0.9)	5.5	(1.1)	4.5	49.9
Net income attributable to HealthSouth	$183.1	$222.0	$323.6	$185.0	$208.7

	As of December 31,
	2015	2014	2013	2012	2011
	(In Millions)
Balance Sheet Data: (1)
Working capital	$172.3	$322.3	$268.8	$335.9	$178.4
Total assets (8) (9)	4,606.1	3,388.3	2,514.1	2,402.4	2,252.6
Long-term debt, including current portion (5) (8) (9)	3,171.5	2,111.2	1,497.2	1,231.7	1,235.7
Convertible perpetual preferred stock (5)	—	93.2	93.2	342.2	387.4
HealthSouth shareholders’ equity	611.4	473.2	344.6	291.0	116.4

(1)
As discussed in Note 2, Business Combinations, to the accompanying consolidated financial statements, we acquired the Encompass Home Health and Hospice business (“Encompass”) of EHHI Holdings, Inc. on December 31, 2014. Because the acquisition took place on December 31, 2014, our consolidated results of operations prior to 2015 do not include any results of operations from Encompass. Assets acquired, liabilities assumed, and redeemable noncontrolling interests were recorded at their estimated fair values as of the acquisition date.

(2)
We define operating earnings as income from continuing operations attributable to HealthSouth before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps; and (5) income tax expense or benefit.

(3)
For information related to our Provision for income tax expense, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 15, Income Taxes, to the accompanying consolidated financial statements. During the second quarter of 2013, we entered into closing agreements with the IRS that settled federal income tax matters related to the previous restatement of our 2000 and 2001 financial statements, as well as certain other tax matters, through December 31, 2008 and recorded a net income tax benefit of approximately $115 million.

(4)
Income from discontinued operations, net of tax in 2011 included post-tax gains from the sale of five long-term acute care hospitals and a settlement related to a previously disclosed audit of unclaimed property.

(5)
During the fourth quarter of 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our then outstanding 6.50% Series A Convertible Perpetual Preferred Stock. On April 23, 2015, we exercised our rights to force conversion of all remaining outstanding shares of our Convertible perpetual preferred stock into common stock. See Note 8, Long-term Debt and Note 10, Convertible Perpetual Preferred Stock, to the accompanying consolidated financial statements.

(6)
During 2015, we repurchased 1.3 million shares of our common stock in the open market for $45.3 million. During 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million. In the first quarter of 2013, we completed a tender offer for our common stock whereby we repurchased approximately 9.1 million shares. See Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(7)
During the third quarter of 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. In July 2014, our board of directors approved an increase in our quarterly cash dividend to $0.21 per share. In July 2015, our board of directors approved an increase in our quarterly cash dividend of $0.23 per share. See Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(8)
On December 31, 2014, we acquired Encompass. The total cash consideration delivered at closing was $695.5 million. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. On October 1, 2015, we acquired Reliant Hospital Partners, LLC and affiliated entities. The total cash consideration delivered at closing was approximately $730 million. We funded the cash purchase price in the acquisition with proceeds from our August and September 2015 senior notes issuances and borrowings under our senior secured credit facility. On November 2, 2015, we acquired the home health agency operations of CareSouth Health System, Inc. The total cash consideration delivered at closing was approximately $170 million. We funded the cash purchase price with our term loan facility capacity and cash on hand. See Note 2, Business Combinations, and Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(9)
As discussed in Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements” and Note 8, Long-term Debt, we adopted ASU 2015-03 and ASU No. 2015-15 on December 31, 2015, which required our debt issuance costs previously included in Other long-term assets to be reclassified to Long-term debt, net of current portion on our consolidated balance sheets. This change was applied retrospectively to all prior periods presented.

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
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 34 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business.
On December 31, 2014, we completed the acquisition of EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”), which at the time consisted of 135 home health and hospice locations in 12 states. In the acquisition, we acquired, for cash, all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. The total cash consideration delivered at closing was $695.5 million. We view Encompass as a partnership that brings together the talent and home care experience of the existing Encompass team with all of the resources and post-acute care experience of HealthSouth.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of December 31, 2015, we operate 121 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 84% of our Net operating revenues for the year ended December 31, 2015.
Home Health and Hospice
Encompass is the nation’s fourth largest provider of Medicare-certified skilled home health services. As of December 31, 2015, Encompass provides home health and hospice services in 213 locations across 23 states. In addition, two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Encompass home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Encompass also provides specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Encompass hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. The Encompass home health and hospice segment represented approximately 16% of our Net operating revenues for the year ended December 31, 2015.

During 2015, we transitioned substantially all of HealthSouth’s legacy hospital-based home health locations to Encompass. As of December 31, 2015, 23 of HealthSouth’s legacy 25 agencies had been integrated into Encompass, with 12 of those locations relocated or merged into existing Encompass locations. In addition, Encompass operates one of HealthSouth’s integrated agencies as two locations. We expect to be fully integrated by the end of 2016.
See Item 1, Business, and Item 1A, Risk Factors, of this report, Note 2, Business Combinations, Note 8, Long-term Debt, and Note 18, Segment Reporting, to the accompanying consolidated financial statements, and the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item.
2015 Overview
Our 2015 strategy focused on the following priorities:

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

During 2015, Net operating revenues increased by 31.5% over 2014 due primarily to strong volume growth in both of our operating segments and included the effect of our acquisitions of Encompass, Reliant, and CareSouth (see Note 2, Business Combinations, to the accompanying consolidated financial statements).
Within our inpatient rehabilitation segment, discharge growth of 10.9% coupled with a 1.1% increase in net patient revenue per discharge in 2015 generated 11.6% growth in revenue from our hospitals compared to 2014. Discharge growth included a 3.2% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. Thus, year-over-year growth in all operating results and performance metrics resulted from our acquisition of Encompass. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Association for Home Health Quality.
We experienced much success with our growth efforts in 2015. Specifically, in October 2015, we completed the previously announced acquisition of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”). Reliant operated a portfolio of 11 inpatient rehabilitation hospitals in Texas, Massachusetts, and Ohio with a total of 902 beds. All of the Reliant hospitals are leased, and seven of the leases are treated as capital leases for accounting purposes. We assumed all of these lease obligations. The amount of the capital lease obligation initially recognized on our balance sheet was approximately $210 million. At closing, one Reliant hospital entity had a remaining minority limited partner interest of 0.5%. The cash purchase price was reduced by the estimated fair value of this interest. We funded the cash purchase price in the Reliant acquisition with proceeds from our August and September 2015 senior notes issuances (as discussed below) and borrowings under our senior secured credit facility. The total cash consideration delivered at closing was approximately $730 million.
We believe this acquisition complements our existing networks in the highly competitive Houston, Dallas-Fort Worth, and Austin markets while providing entry into new markets in Abilene, Texas; Dayton, Ohio; and the greater Boston metropolitan areas. In 2014, Reliant’s operations generated revenues of approximately $249 million. The acquisition of the operations of Reliant were immediately accretive, excluding transaction costs, to our earnings per share.

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

•
entered into an agreement, in May 2015, with West Tennessee Healthcare to form a joint venture to own and operate a 48-bed inpatient rehabilitation hospital in Jackson, Tennessee. The agreement calls for the relocation of the existing inpatient rehabilitation unit at Jackson-Madison County General Hospital to a free-standing hospital to be built by the joint venture, as well as joint ownership of our existing Cane Creek Rehabilitation Hospital in Martin, Tennessee. Under the agreement, HealthSouth assumed management of the existing rehabilitation unit on January 1, 2016. Construction of the new inpatient rehabilitation hospital will begin in 2016, once the required state regulatory approvals are obtained;

•
entered into an agreement, in June 2015, with Mount Carmel Health System to begin construction of a new inpatient rehabilitation hospital in Westerville, Ohio. Construction of the 60-bed joint venture hospital is expected to be completed by the first quarter of 2017;

•
formed a joint venture, in June 2015, with St. John Health System to own and operate a 40-bed inpatient rehabilitation hospital in Broken Arrow, Oklahoma. In the first quarter of 2016, the joint venture plans to begin construction of the new 40-bed, free-standing hospital, with construction expected to be completed in the first quarter of 2017;

•
entered into an agreement, in June 2015, with CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, to jointly build, own, and operate a 40-bed inpatient rehabilitation hospital in Hot Springs, Arkansas. Initially, the joint venture will own and operate the 20-bed inpatient rehabilitation unit currently located on the campus of CHI St. Vincent Hot Springs. The joint venture’s operation of this unit began in February 2016, and the unit was expanded to 27 beds. Additionally, the joint venture began construction of the new hospital in the fourth quarter of 2015, with construction expected to be completed in the third quarter of 2016;

•
entered into an agreement, in November 2015, with St. Joseph Health System, a Catholic Health Initiatives’ hospital, to jointly own and operate a 49-bed inpatient rehabilitation hospital in Bryan, Texas. The joint venture’s operation of this hospital is expected to begin in the second half of 2016 once the required state regulatory approvals are obtained;

•	began accepting patients at our newly built, 40-bed inpatient rehabilitation hospital in Franklin, Tennessee in December 2015; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Modesto, California	50	Q1 2015	Q2 2016
Murrieta, California*	50	Q2 2017	Q4 2018
*In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
We also continued our growth efforts in our home health and hospice segment. In November 2015, Encompass completed its previously announced acquisition of the home health agency operations of CareSouth Health System, Inc. (“CareSouth”) for a cash purchase price of approximately $170 million. CareSouth operated a portfolio of 44 home health locations and 3 hospice locations in 7 states (35 of these locations are in CON states) and generated revenues of approximately $104 million in 2014. In addition, two of these home health locations operate as joint ventures which we account for using the equity method of accounting. We funded the cash purchase price in the acquisition with our term loan facility capacity and cash on hand.

The CareSouth acquisition enables HealthSouth to leverage the operating platform of Encompass across home health locations in the new markets of Alabama, Georgia, North Carolina, South Carolina, and Tennessee. CareSouth also improves Encompass’ market share position in the key states of Florida and Virginia. Upon completion of this transaction, Encompass became the fourth largest home health provider in Virginia and the eighth largest home health provider in Florida. These new home health locations overlap (within a 30-mile radius) with 14 of HealthSouth’s existing inpatient rehabilitation hospitals. The addition of these assets allow HealthSouth to better serve the post-acute needs of patients in those markets by offering both facility-based and home-based post-acute services. Post the Reliant and CareSouth acquisitions, we have Encompass home health locations in 71 of HealthSouth’s 121 IRF markets, or 59% overlap.
In addition to completing the CareSouth acquisition, in 2015, we opened four home health locations and two hospice locations and acquired ten home health locations and two hospice locations. The acquired locations included:

•	Integrity Home Health Care, Inc. - two locations in the Las Vegas, Nevada area (March 2015);

•	Harvey Home Health Services, Inc. - one location in Houston, Texas (April 2015);

•	Heritage Home Health, LLC - one location in Texarkana, Arkansas (May 2015);

•	Cardinal Hill - one location in Lexington, Kentucky (May 2015);

•	Alliance Home Health - two locations in the Fayetteville, Arkansas area (June 2015);

•	Southern Utah Home Health, Inc. - two home health locations and two hospice locations in southern Utah (July 2015); and

•	Orthopedic Rehab Specialist, LLC - one location in Ocala, Florida (July 2015).
To support our growth efforts, we took the following steps to increase the capacity and flexibility of our balance sheet.

•
In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility.

•
In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 at a price of 100% of the principal amount and, in April 2015, used the net proceeds from the issuance along with cash on hand to redeem all the outstanding principal of our 8.125% Senior Notes due 2020.

•
In June 2015, we amended our credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million.

•
In July 2015, we amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020. Under the terms of the amendment, our issuance of additional senior notes in August 2015 and September 2015, as discussed below, reduced our availability under the new term loan facilities to $250 million.

•
In August 2015, we issued an additional $350 million of our 5.75% Senior Notes due 2024 at a price of 100.50% of the principal amount and used the net proceeds from the issuance to reduce borrowings under our revolving credit facility and, in October 2015, to fund a portion of the Reliant acquisition.

•
In September 2015, we issued $350 million of 5.75% Senior Notes due 2025 at a price of 100% of the principal amount and, in October 2015, used the net proceeds from the issuance to fund a portion of the Reliant acquisition.

•
In November 2015, we redeemed $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 using borrowings under our senior secured credit facility. Pursuant to the terms of these notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million.

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
Second, we are an industry leader in the growing post-acute sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, and the application of rehabilitative technology. As the fourth largest provider of Medicare-certified skilled home health services, we believe we differentiate ourselves from our competitors by virtue of our scale and density in the markets we serve, the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consummating and integrating acquisitions.
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of December 31, 2015, we had installed this system in 83 of our 121 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the home health provider to one ACO serving approximately 20,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the “Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section below, our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including repayments of long-term debt, repurchases of our common stock, bed additions, de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, and common stock dividends. While our financial leverage increased as a result of the Encompass, Reliant and CareSouth transactions, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
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
As we continue to execute our business plan, the following are some of the challenges we face.

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
Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2016 and beyond. Additionally, many legislators in the United States House of Representatives and the United States Senate continue to express the policy objective of modifying or repealing the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). At this time, it is unclear what, if any, of the Medicare-related changes may ultimately be enacted and signed into law by the President, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the 2010 Healthcare Reform Laws will result from future budget and other legislative initiatives.
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
Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. Likewise, issues related to the federal budget or the unwillingness to raise the statutory cap on the federal government’s ability to issue debt, also referred to as the “debt ceiling,” may have a significant impact on the economy and indirectly on our results of operations and financial position. We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions will have on us. If enacted, such initiatives or reductions would likely be challenging for all providers, would likely have the effect of limiting Medicare beneficiaries’ access to healthcare services, and could have an adverse impact on our financial position, results of operations, and cash flows. However, we believe our efficient cost structure should allow us to absorb, adjust to, or mitigate any potential initiative or reimbursement reductions more easily than most other post-acute providers.
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
The final rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed-loss threshold. The final rule also continues the freeze of the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the final rule’s release and incorporates other adjustments included in the final rule, we believe the 2016 Rule will result in a net increase to our Medicare payment rates of approximately 1.6% effective October 1, 2015, prior to the impact of sequestration.
Additionally, the final rule contains changes that could affect us in future years. For example, pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”), CMS adopted six additional quality reporting measures, the reporting of which beginning on October 1, 2016 will require additional time and expense and could affect reimbursement beginning October 1, 2017. CMS also adopted an IRF-specific market basket that could, in a given year, result in a higher or lower pricing update than the current market basket methodologies.
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
On November 16, 2015, CMS issued its final rule establishing the Comprehensive Care for Joint Replacement
(“CJR”) payment model. This mandatory model holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. Through the five-year payment model, healthcare providers in 67 geographic areas would continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place would be held accountable for the quality and costs of care for the entire episode of care — from the time of the surgery through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the hospital may receive an additional payment or be required to repay Medicare for a portion of the episode costs. As a result, the acute care hospitals would be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. We believe its impact would be positive for HealthSouth as it should favor high-quality, low-cost providers like us who have made significant commitments to information systems that enable and enhance connectivity. We also believe the rule further validates our movement into home health via the acquisition of Encompass. Currently, lower extremity joint replacement patients represent less than 8% of our total annual discharges due to our required compliance with the 60% rule. Given the 67 geographic areas included in the CJR proposal, our patients potentially subject to this model represent less than 2% of our annual Medicare discharges. The lower extremity joint replacement patients we do treat are generally higher acuity and bilateral or possess significant comorbidities. In these cases and in any risk-bearing bundling initiative, quality of outcomes is critical to achieving targeted financial results.
On October 29, 2015, CMS released its notice of final rulemaking for calendar year 2016 for home health agencies under the prospective payment system (“HH-PPS”). Specifically, while the final rule provides for a market basket update of 2.3%, that update is offset by a 2.4% rebasing adjustment reduction (the third year of a four-year phase-in), a productivity adjustment reduction of 40 basis points, and a case-mix coding intensity reduction of 90 basis points. We believe the final rule will result in a net decrease to Encompass’ Medicare payment rates of approximately 1.7% effective for episodes ending in calendar year 2016, before sequestration.
Additionally, the HH-PPS provides that quality reporting requirements must be satisfied in order for agencies to avoid a 2% reduction in their annual HH-PPS payment update percentage. All home health agencies must submit both admission and discharge outcome and assessment information sets, or “OASIS assessments,” for a minimum of 70% of all patients with episodes of care occurring during the reporting period starting July 1, 2015. In the 2016 final rule, CMS increased the minimum reporting threshold to 80% for episodes occurring between July 1, 2016 and June 30, 2017, and to 90% for episodes occurring from July 1, 2017 and thereafter. We do not expect, based on our agencies’ current OASIS submission rates, to experience a material impact.
In addition, the final home health rule establishes a Home Health Value-Based Purchasing model in nine states that will include five performance years beginning January 1, 2016 and test whether incentives for better care can improve outcomes in the delivery of home health services. The model would apply a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in those nine states. Payment adjustments would be applied on an annual basis, beginning at 3% and increasing to 8% in later years of the initiative.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to this report and Note 17, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the accompanying consolidated financial statements.

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

The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care delivery models. In a coordinated care delivery model, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are positioning the Company in preparation for whatever changes are ultimately made to the delivery system:

•
We have a track record of successful partnerships with acute care providers. Thirty-three of our hospitals already operate as joint ventures with acute care hospitals, and we continue to pursue joint ventures as one of our growth initiatives. These joint ventures create an immediate link to an acute care system and position us to quickly and efficiently integrate our services in a coordinated care model.

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

•
Our balance sheet is strong, and we have consistently strong free cash flows. We have no significant debt maturities prior to 2020, and we have significant liquidity under our revolving credit facility. In addition, we own the real estate associated with approximately 68% of our hospitals.

•
We have a proven track record of being a high-quality, cost-effective provider. The FIM® Gains (a tool based on an 18-point assessment used to measure functional independence from admission to discharge) at our inpatient rehabilitation hospitals consistently exceed industry results, and the 30-day readmission rates at our home health agencies are lower than the national average. In addition, we have the scale and operating leverage to generate a low cost per discharge/visit.

•
We are currently participating in several coordinated care delivery model initiatives and are exploring ACO participation in several others. Eight of our IRFs began participating in Phase 2, the “at-risk” phase, of Model 3 of CMS’ Bundled Payments for Care Improvement (“BPCI”) initiative in 2015. We also have several IRFs that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of our home health agencies began participating in Phase 2 of Model 3 of the BPCI initiative in April 2014. In July 2015, 42 additional home health agencies began participating in Phase 2 of Model 3 of this initiative. In addition, we have partnered as the home health provider with Premier PHC™, an ACO serving approximately 20,000 Medicare patients.

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
Additionally, in October 2014, the President signed into law the IMPACT Act. The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided. It will create additional data reporting requirements for our hospitals and home health agencies, and we expect to fully comply with these requirements. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. While we cannot quantify the potential financial effects of the IMPACT Act on HealthSouth, we believe any post-acute payment system that is data-driven and focuses on the needs and underlying medical conditions of post-acute patients ultimately will be a net positive for providers who offer high-quality, cost-effective care. However, it will likely take years for the related quality measures to be established, quality data to be gathered, standardized patient assessment data to be assembled and disseminated, and potential payment policies to be developed, tested, and promulgated. As the nation’s largest owner and operator of inpatient rehabilitation hospitals and fourth largest provider of Medicare-certified skilled home health services, we will work with HHS, the Medicare Payment Advisory Commission, and other healthcare stakeholders on these initiatives.

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

See also Item 1, Business, and Item 1A, Risk Factors.
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are positioned to continue to grow, adapt to external events, and create value for our shareholders in 2016 and beyond.
Results of Operations
Payor Mix
During 2015, 2014, and 2013, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2015	2014	2013
Medicare	74.9%	74.1%	74.5%
Managed care and other discount plans, including Medicare Advantage	17.7%	18.6%	18.5%
Medicaid	3.0%	1.8%	1.2%
Other third-party payors	1.7%	1.8%	1.8%
Workers' compensation	0.9%	1.2%	1.2%
Patients	0.6%	1.0%	1.1%
Other income	1.2%	1.5%	1.7%
Total	100.0%	100.0%	100.0%
Our payor mix is weighted heavily towards Medicare. We receive Medicare reimbursements under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system (the “Hospice-PPS”). For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.
As part of the Balanced Budget Act of 1997, Congress created a program of private, managed healthcare coverage for Medicare beneficiaries. This program has been referred to as Medicare Part C, or “Medicare Advantage.” The program offers beneficiaries a range of Medicare coverage options by providing a choice between the traditional fee-for-service program (under Medicare Parts A and B) or enrollment in a health maintenance organization, preferred provider organization, point-of-service plan, provider sponsor organization, or an insurance plan operated in conjunction with a medical savings account. Medicare Advantage revenues, included in the “managed care and other discount plans” category in the above table, represented approximately 8% of our total patient revenues during the years ended December 31, 2015, 2014, and 2013.
Our consolidated Net operating revenues consist primarily of revenues derived from patient care services and home health and hospice services. Net operating revenues also include other revenues generated from management and administrative fees and other nonpatient care services. These other revenues are included in “other income” in the above table.

Our Results
From 2013 through 2015, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 v. 2014	2014 v. 2013
	(In Millions)
Net operating revenues	$3,162.9	$2,405.9	$2,273.2	31.5%	5.8%
Less: Provision for doubtful accounts	(47.2)	(31.6)	(26.0)	49.4%	21.5%
Net operating revenues less provision for doubtful accounts	3,115.7	2,374.3	2,247.2	31.2%	5.7%
Operating expenses:
Salaries and benefits	1,670.8	1,161.7	1,089.7	43.8%	6.6%
Other operating expenses	432.1	351.6	323.0	22.9%	8.9%
Occupancy costs	53.9	41.6	47.0	29.6%	(11.5)%
Supplies	128.7	111.9	105.4	15.0%	6.2%
General and administrative expenses	133.3	124.8	119.1	6.8%	4.8%
Depreciation and amortization	139.7	107.7	94.7	29.7%	13.7%
Government, class action, and related settlements	7.5	(1.7)	(23.5)	(541.2)%	(92.8)%
Professional fees—accounting, tax, and legal	3.0	9.3	9.5	(67.7)%	(2.1)%
Total operating expenses	2,569.0	1,906.9	1,764.9	34.7%	8.0%
Loss on early extinguishment of debt	22.4	13.2	2.4	69.7%	450.0%
Interest expense and amortization of debt discounts and fees	142.9	109.2	100.4	30.9%	8.8%
Other income	(5.5)	(31.2)	(4.5)	(82.4)%	593.3%
Equity in net income of nonconsolidated affiliates	(8.7)	(10.7)	(11.2)	(18.7)%	(4.5)%
Income from continuing operations before income tax expense	395.6	386.9	395.2	2.2%	(2.1)%
Provision for income tax expense	141.9	110.7	12.7	28.2%	771.7%
Income from continuing operations	253.7	276.2	382.5	(8.1)%	(27.8)%
(Loss) income from discontinued operations, net of tax	(0.9)	5.5	(1.1)	(116.4)%	(600.0)%
Net income	252.8	281.7	381.4	(10.3)%	(26.1)%
Less: Net income attributable to noncontrolling interests	(69.7)	(59.7)	(57.8)	16.8%	3.3%
Net income attributable to HealthSouth	$183.1	$222.0	$323.6	(17.5)%	(31.4)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2015	2014	2013
Provision for doubtful accounts	1.5%	1.3%	1.1%
Operating expenses:
Salaries and benefits	52.8%	48.3%	47.9%
Other operating expenses	13.7%	14.6%	14.2%
Occupancy costs	1.7%	1.7%	2.1%
Supplies	4.1%	4.7%	4.6%
General and administrative expenses	4.2%	5.2%	5.2%
Depreciation and amortization	4.4%	4.5%	4.2%
Government, class action, and related settlements	0.2%	(0.1)%	(1.0)%
Professional fees—accounting, tax, and legal	0.1%	0.4%	0.4%
Total operating expenses	81.2%	79.3%	77.6%
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
2015 Compared to 2014
Net Operating Revenues
Our consolidated Net operating revenues increased by $757.0 million, or 31.5%, in 2015 compared to 2014. This increase primarily resulted from strong volume growth in both of our operating segments and included the effect of our acquisitions of Encompass, Reliant, and CareSouth. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, but the resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Therefore, as we experience increases or decreases in these denials, or if our actual collections of these denials differ from our estimated collections, we may experience volatility in our Provision for doubtful accounts. See also Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” to this report.
The change in our Provision for doubtful accounts as a percent of Net operating revenues in 2015 compared to 2014 primarily resulted from an increase in pre-payment claims denials by MACs, and continued substantial delays (exceeding three years) in the adjudication process at the administrative law judge hearing level. As these denials slowly work their way through the appeal process, we examine our success rate and adjust our historical collection percentage to estimate our Provision for doubtful accounts. In 2015, we revised our recovery estimates on pending MAC pre-payment claims from 63% to 71% using our historical collection percentage for all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 70% success rate.
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

Salaries and benefits increased in 2015 compared to 2014 primarily due to increased patient volumes, a 2.25% merit increase given to all eligible nonmanagement hospital employees effective October 1, 2014, and an increase in group medical costs in our inpatient rehabilitation segment. Increased patient volumes included an increase in the number of full-time equivalents as a result of our hospital development activities and the acquisitions of Encompass, Reliant, and CareSouth. Full-time equivalents also increased due to hospital staffing additions to ensure compliance with new Medicare quality reporting requirements and the creation of a new medical services department.
Salaries and benefits as a percent of Net operating revenues increased by 450 basis points during 2015 compared to 2014 primarily as a result of the acquisition of Encompass, the pricing impact of proportionally higher discharge growth from payors where our reimbursement is lower (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”), an increase in group medical costs in our inpatient rehabilitation segment, start-up costs associated with our de novo hospitals that opened in the fourth quarter of 2014, and the additional staff associated with Medicare quality reporting and the medical services department. In addition, 2015 also included the pricing impact of updated Supplemental Security Income (“SSI”) ratios (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”).
We provided a 2.5% merit increase to our nonmanagement hospital employees effective October 1, 2015.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.
Other operating expenses increased during 2015 compared to 2014 primarily due to the acquisition of Encompass, increased patient volumes at our hospitals, and the ongoing implementation of our clinical information system. As a percent of Net operating revenues, Other operating expenses decreased during 2015 compared to 2014 due to increased revenues, primarily as a result of the acquisition of Encompass.
Occupancy costs
Occupancy costs include amounts paid for rent associated with leased hospitals, outpatient rehabilitation satellite clinics, and home health and hospice agencies, including common area maintenance and similar charges. Occupancy costs remained flat as a percent of Net operating revenues in 2015 compared to 2014 due to our increasing revenue, primarily as a result of the acquisition of Encompass. We expect Occupancy costs to increase going forward as a result of our acquisition of Reliant.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies expense decreased as a percent of Net operating revenues in 2015 compared to 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our corporate headquarters in Birmingham, Alabama. These expenses also include stock-based compensation expenses and transaction costs associated with our acquisitions of Reliant and CareSouth in 2015 and Encompass in 2014.
General and administrative expenses increased in 2015 compared to 2014 due primarily to increased expenses associated with stock-based compensation, discussed in Note 14, Employee Benefit Plans, to the accompanying consolidated financial statements, and higher transaction costs. General and administrative expenses decreased as a percent of Net operating revenues in 2015 compared to 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.

Depreciation and Amortization
Depreciation and amortization increased during 2015 compared to 2014 due to our acquisitions and capital expenditures throughout 2014 and 2015. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in 2015 resulted from a settlement discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Professional Fees — Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for 2015 and 2014 related primarily to legal and consulting fees for continued litigation and support matters.
Loss on Early Extinguishment of Debt
In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of the term loan prepayment, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015. In April 2015, we used the net proceeds from the offering of 5.125% Senior Notes due 2023 along with cash on hand to execute the redemption of our 8.125% Senior Notes due 2020. As a result of this redemption, we recorded an $18.8 million Loss on early extinguishment of debt in the second quarter of 2015. In November 2015, we used borrowings under our senior secured credit facility to execute the redemption of $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022. As a result of this redemption, we recorded an $2.4 million Loss on early extinguishment of debt in the fourth quarter of 2015.
The Loss on early extinguishment of debt in 2014 resulted from the redemption of our 7.25% Senior Notes due 2018 and the redemption of 10% of the outstanding principal amount of our 7.75% Senior Notes due 2022 in the fourth quarter of 2014.
See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in 2015 compared to 2014 resulted from an increase in average borrowings offset by a lower average cash interest rate. Average borrowings increased due to our use of debt to fund the acquisitions of Encompass, Reliant, and CareSouth. Our average cash interest rate decreased from 6.3% in 2014 to 5.3% in 2015 due to the redemption of our 7.25% Senior Notes due 2018 in October 2014, the redemption of approximately $25 million of our 7.75% Senior Notes due 2022 in December 2014, and the redemption of our 8.125% Senior Notes due 2020 in April 2015. Cash paid for interest approximated $121 million and $101 million in 2015 and 2014, respectively.
Average borrowings outstanding increased in 2015 primarily as a result of the acquisitions of Encompass, Reliant, and CareSouth. In turn, interest expense is expected to increase in 2016. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
Other income for 2015 included a $1.2 million realized gain from the sale of all the common stock of Surgical Care Affiliates (“SCA”), our former surgery centers division and a $2.0 million gain related to the increase in fair value of our option to purchase up to a 5% equity interest in SCA from April 1, 2015 (the date it became exercisable) to April 13, 2015 (the date we exercised the option). See Note 12, Fair Value Measurements, to the accompanying consolidated financial statements.
Other income for 2014 included a $27.2 million gain related to the acquisition of an additional 30% equity interest in Fairlawn. See Note 2, Business Combinations, to the accompanying consolidated financial statements.

Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2015 increased compared to 2014 due to increased Net operating revenues primarily as a result of the acquisitions of Encompass, Reliant, and CareSouth. Our pre-tax income from continuing operations for 2014 included the $27.2 million gain on the consolidation of Fairlawn.
Provision for Income Tax Expense
Due to our federal and state net operating losses (“NOLs”), our cash income taxes approximated $9.4 million, net of refunds, in 2015. These payments resulted primarily from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes for subsidiaries not included in our federal consolidated income tax return. In 2016, we estimate we will pay approximately $20 million to $40 million of cash income taxes, net of refunds. In 2015 and 2014, current income tax expense was $14.8 million and $13.3 million, respectively.
Our effective income tax rate for 2015 was 35.9%. Our Provision for income tax expense in 2015 was greater than the federal statutory rate of 35% primarily due to: (1) state and other income tax expense and (2) an increase in our valuation allowance offset by (3) the impact of noncontrolling interests. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion. The increase in our valuation allowance in 2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of Encompass, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $2.9 million and $0.9 million as of December 31, 2015 and 2014, respectively.
See Note 15, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the share of net income or loss allocated to members or partners in our consolidated affiliates. The increase in Net Income Attributable to Noncontrolling Interests in 2015 compared to 2014 primarily resulted from our acquisition of Encompass on December 31, 2014.
2014 Compared to 2013
Net Operating Revenues
Net patient revenue from our hospitals was 6.7% higher in 2014 than in 2013. This increase was attributable to a 3.5% increase in patient discharges and a 3.1% increase in net patient revenue per discharge. Discharge growth included a 1.3% increase in same-store discharges. Same-store discharges were negatively impacted by winter storms in the first quarter of 2014 (40 basis points) and the closure of 40 skilled nursing facility beds in June 2014 (20 basis points). Discharge growth from new stores primarily resulted from the consolidation of Fairlawn effective June 1, 2014, as discussed in Note 2, Business Combinations, to the accompanying consolidated financial statements. Net patient revenue per discharge in 2014 benefited from Medicare and managed care price adjustments and higher average acuity for the patients served. Net patient revenue per discharge was negatively impacted in the first quarter of 2014 by approximately $9 million for sequestration, which anniversaried on April 1, 2014. Net patient revenue per discharge in 2013 was negatively impacted by contractual allowances established in the fourth quarter of 2013 related to RAC audits.
Decreased outpatient volumes in 2014 compared to 2013 resulted from the closure of outpatient clinics and continued competition from physicians offering physical therapy services within their own offices.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in 2014 compared to 2013 was primarily the result of continued pre-payment reviews by MACs and substantial delays in the adjudication process at the administrative law judge hearing level.
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
Other Operating Expenses
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
Government, Class Action, and Related Settlements
The gain included in Government, class action, and related settlements in 2013 resulted from a noncash reduction in the estimated liability associated with the apportionment obligation to the plaintiffs in the January 2007 comprehensive settlement of the consolidated securities action, the collection of final judgments against former officers, and the recovery of assets from former officers. See Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2014 Form 10-K.
Professional Fees — Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for 2014 and 2013 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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

Provision for Income Tax Expense
As discussed above, our effective income tax rate for 2014 was 28.6%, which was less than the federal statutory rate of 35.0% primarily due to: (1) the impact of noncontrolling interests, (2) the nontaxable gain discussed in Note 2, Business Combinations, related to our acquisition of an additional 30% equity interest in Fairlawn, and (3) a decrease in our valuation allowance offset by (4) state and other income tax expense.
Our effective income tax rate for 2013 was 3.2%, which was less than the federal statutory rate of 35.0% primarily due to: (1) the IRS settlement discussed in Note 15, Income Taxes, to the accompanying consolidated financial statements, (2) the impact of noncontrolling interests, and (3) a decrease in our valuation allowance offset by (4) state and other income tax expense.
Total remaining gross unrecognized tax benefits were $0.9 million and $1.1 million as of December 31, 2014 and 2013, respectively.
See Note 15, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
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
Suppliers pass along rising costs to us in the form of higher prices. Our supply chain efforts and our continual focus on monitoring and actively managing pharmaceutical costs has enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2015, 2014, or 2013, and therefore, are not presented as a separate discussion within this Item.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. Beginning in the first quarter of 2015, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. Prior period information has been adjusted to conform to the current period presentation. Specifically, HealthSouth’s legacy 25 hospital-based home health agencies have been reclassified from our inpatient rehabilitation segment to our home health and hospice segment for all periods presented. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 18, Segment Reporting, to the accompanying consolidated financial statements.

Inpatient Rehabilitation
During the years ended December 31, 2015, 2014 and 2013, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2015	2014	2013
Medicare	73.2%	73.9%	74.2%
Managed care and other discount plans, including Medicare Advantage	19.0%	18.8%	18.7%
Medicaid	2.5%	1.8%	1.2%
Other third-party payors	2.0%	1.8%	1.8%
Workers’ compensation	1.1%	1.2%	1.3%
Patients	0.7%	1.0%	1.1%
Other income	1.5%	1.5%	1.7%
Total	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the years ended December 31, 2015, 2014 and 2013, is as follows:

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$2,547.2	$2,272.5	$2,130.8	12.1%	6.7%
Outpatient and other	105.9	104.8	113.6	1.0%	(7.7)%
Inpatient rehabilitation segment revenues	2,653.1	2,377.3	2,244.4	11.6%	5.9%
Less: Provision for doubtful accounts	(44.7)	(31.2)	(25.6)	43.3%	21.9%
Net operating revenues less provision for doubtful accounts	2,608.4	2,346.1	2,218.8	11.2%	5.7%
Operating expenses:
Salaries and benefits	1,310.6	1,141.0	1,069.7	14.9%	6.7%
Other operating expenses	387.7	342.5	314.7	13.2%	8.8%
Supplies	120.9	111.5	105.2	8.4%	6.0%
Occupancy costs	46.2	41.2	46.5	12.1%	(11.4)%
Other income	(2.3)	(4.0)	(4.5)	(42.5)%	(11.1)%
Equity in net income of nonconsolidated affiliates	(8.6)	(10.7)	(11.2)	(19.6)%	(4.5)%
Noncontrolling interests	62.9	59.3	57.2	6.1%	3.7%
Segment Adjusted EBITDA	$691.0	$665.3	$641.2	3.9%	3.8%

	(Actual Amounts)
Discharges	149,161	134,515	129,988	10.9%	3.5%
Net patient revenue per discharge	$17,077	$16,894	$16,392	1.1%	3.1%
Outpatient visits	577,507	579,555	652,266	(0.4)%	(11.1)%
Average length of stay (days)	12.9	13.2	13.3	(2.3)%	(0.8)%
Occupancy %	62.8%	68.4%	69.3%	(8.2)%	(1.3)%
# of licensed beds	8,404	7,095	6,825	18.4%	4.0%
Full-time equivalents*	17,880	16,405	15,956	9.0%	2.8%
Employees per occupied bed	3.41	3.40	3.39	0.3%	0.3%

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
Net Operating Revenues
Net patient revenue from our hospitals was 12.1% higher for 2015 compared to 2014. This increase included a 10.9% increase in patient discharges and a 1.1% increase in net patient revenue per discharge. Discharge growth included a 3.2% increase in same-store discharges. Discharge growth from new stores resulted from three de novo hospitals that opened in the fourth quarter of 2014 (Altamonte Springs, Florida; Newnan, Georgia; and Middletown, Delaware) and one de novo hospital that opened in December 2015 (Franklin, Tennessee), our acquisitions of Reliant (October 2015), Quillen Rehabilitation Hospital (“Quillen”) in Johnson City, Tennessee (November 2014) and Cardinal Hill in Lexington, Kentucky (May 2015), and our joint venture with Memorial Health in Savannah, Georgia (April 2015). While we experienced pricing growth from Medicare and managed care payors, the pricing adjustments were negatively impacted by proportionally higher discharge growth in Medicaid and managed care payors where our reimbursement is lower. In addition, our net patient revenue per discharge was negatively impacted in 2015 by approximately $5 million for updated SSI ratios published by CMS for fiscal year 2013.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding Reliant, Cardinal Hill, Quillen, Fairlawn, and our joint venture with Memorial Health.
Adjusted EBITDA
The increase in Adjusted EBITDA in 2015 compared to 2014 primarily resulted from revenue growth from both same stores and new stores, as discussed above. Adjusted EBITDA in 2015 was also impacted by (1) an increase in salaries and benefits as a percent of revenue due to increases in group medical costs, an increase in our licensed skills mix, and an increase in volume-related “premium” pay, (2) increased bad debt expense from continued pre-payment claims denials predominately by one of our MACs, (3) SSI ratio adjustments, as discussed above (4) a settlement of an employee sexual harassment matter that was not covered by insurance, and (5) incremental investments in our operating platform, including a contractual increase in costs associated with the ongoing implementation of our electronic clinical information system, the addition of staff at our hospitals to ensure compliance with new CMS quality reporting requirements, the creation of a new medical services department, and costs associated with our participation in CMS’ Model 3 bundling pilot initiative. Increases in group medical costs resulted from an increase in the number and size of large claims (claims greater than $100,000) and an increase in the cost and use of specialty pharmaceuticals.
Home Health and Hospice
During the years ended December 31, 2015, 2014 and 2013, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2015	2014	2013
Medicare	83.7%	96.9%	95.8%
Managed care and other discount plans, including Medicare Advantage	10.7%	1.8%	2.5%
Medicaid	5.5%	—%	—%
Other third-party payors	—%	1.0%	1.4%
Workers’ compensation	—%	0.3%	0.3%
Patients	0.1%	—%	—%
Total	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the years ended December 31, 2015, 2014 and 2013, is as follows:

	For the Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$478.1	$28.6	$28.8	NMF	NMF
Hospice	31.7	—	—	N/A	N/A
Home health and hospice segment revenues	509.8	28.6	28.8	NMF	NMF
Less: Provision for doubtful accounts	(2.5)	(0.4)	(0.4)	NMF	NMF
Net operating revenues less provision for doubtful accounts	507.3	28.2	28.4	NMF	NMF
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	244.8	17.0	16.7	NMF	NMF
Support and overhead costs	172.7	6.9	6.6	NMF	NMF
Equity in net income of nonconsolidated affiliates	(0.1)	—	—	NMF	NMF
Noncontrolling interests	6.8	0.4	0.6	NMF	NMF
Segment Adjusted EBITDA	$83.1	$3.9	$4.5	NMF	NMF

	(Actual Amounts)
Home health:
Admissions	74,329	7,545	7,403	NMF	NMF
Recertifications	65,039	1,030	914	NMF	NMF
Episodes	137,568	8,236	7,969	NMF	NMF
Average revenue per episode	$3,072	$3,364	$3,462	(8.7)%	(2.8)%
Episodic visits per episode	19.1	18.8	18.6	1.6%	1.1%
Total visits	2,889,373	159,672	154,365	NMF	NMF
Cost per visit	$72.0	$108.0	$107.9	(33.3)%	0.1%
Hospice:
Admissions	2,452	—	—	N/A	N/A
Patient days	204,898	—	—	N/A	N/A
Revenue per day	$155	$—	$—	N/A	N/A
The increase in Net operating revenues and Adjusted EBITDA during 2015 compared to 2014 was due to our acquisition of Encompass on December 31, 2014 (see Note 2, Business Combinations, to the accompanying consolidated financial statements). Because of this acquisition, certain variances in the above table are considered to be not meaningful figures and are labeled as “NMF.”
Results of Discontinued Operations
For information regarding discontinued operations, see Note 12, Fair Value Measurements, to the accompanying consolidated financial statements.
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
Consistent with these objectives, in December 2014, we drew $375 million under our expanded term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass. In January 2015, we issued an additional $400 million of our 5.75% Senior Notes due 2024 (the “2024 Notes”) at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of this transaction, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015.
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
In order to facilitate the funding of our development pipeline, including the acquisition of Reliant, in June 2015, we amended our existing credit agreement to (1) provide that the leverage ratio financial covenant be calculated on a pro forma basis to include the effects of investments, acquisitions, mergers, and other operational changes and (2) increase the amount of specifically permitted capital lease obligations from $200 million to $350 million. In July 2015, we further amended our credit agreement to (1) add $500 million of new term loan facilities to our existing $600 million revolving credit facility and $195 million of outstanding term loans, (2) change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.50x and to 4.25x from then until maturity, and (3) extend the maturity date for all borrowings to July 2020. Under the terms of the amendment, the amount available to us under the new term loan facilities would be reduced in the event we incurred additional capital markets indebtedness. Based on our issuance of additional senior notes in August 2015 and September 2015, as discussed below, our availability under the new term loan facilities was reduced to $250 million. In September, we borrowed $125 million of the new term loan facilities, the proceeds of which were used to fund a portion of the Reliant acquisition. We utilized the remaining $125 million of term loan facility capacity, as well as cash on hand, to finance the CareSouth acquisition. See Note 2, Business Combinations, to the accompanying consolidated financial statements and the “Executive Overview—2015 Overview” section of this Item.
In August 2015, we issued an additional $350 million of our 2024 Notes at a price of 100.5% of the principal amount, which resulted in approximately $351 million in net proceeds from the private offering. We used the net proceeds to reduce borrowings under our revolving credit facility and fund a portion of the Reliant acquisition. In September 2015, we issued $350 million of 5.75% Senior Notes due 2025 (the “2025 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $344 million in net proceeds from the private offering. We used the net proceeds from this borrowing to fund a portion of the Reliant acquisition. See Note 2, Business Combinations, to the accompanying consolidated financial statements and the “Executive Overview—2015 Overview” section of this Item.
In November 2015, we used cash on hand and borrowings under our senior secured credit facility to redeem $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”). Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the fourth quarter of 2015. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
On February 23, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of $50 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption will be at a price of 103.875%, which will result in a total cash outlay of approximately $52 million when the transaction closes, which is expected to be on March 24, 2016. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $2 million loss on early extinguishment of debt in the first quarter of 2016. See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
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
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders. While our financial leverage increased as a result of the Encompass, Reliant and CareSouth transactions, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
See Note 8, Long-term Debt, to the accompanying consolidated financial statements.
Current Liquidity
As of December 31, 2015, we had $61.6 million in Cash and cash equivalents. This amount excludes $45.9 million in Restricted cash and $56.2 million of restricted marketable securities ($40.1 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2015, we had approximately $436 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2015, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2015 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2015, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2022 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2015.
We anticipate we will continue to generate strong cash flows from operations that, together with availability under our revolving credit facility, will allow us to invest in growth opportunities and continue to improve our existing business. We also will continue to consider additional shareholder value-enhancing strategies such as repurchases of our common stock and distribution of common stock dividends, including the potential growth of the quarterly cash dividend on our common stock, recognizing that these actions may increase our leverage ratio. See also the “Authorizations for Returning Capital to Stakeholders” section of this Item.
See Item 1A, Risk Factors, for a discussion of risks and uncertainties facing us.

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2015, 2014, and 2013 (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$484.8	$444.9	$470.3
Net cash used in investing activities	(1,129.8)	(876.9)	(226.2)
Net cash provided by (used in) financing activities	639.9	434.2	(312.4)
(Decrease) increase in cash and cash equivalents	$(5.1)	$2.2	$(68.3)
2015 Compared to 2014
Operating activities. The increase in Net cash provided by operating activities during 2015 compared to 2014 primarily resulted from revenue growth. Cash flows provided by operating activities in 2015 were also impacted by increased cash interest expense and higher working capital. Higher working capital resulted from growth in accounts receivable due to additional claims denials and continued delays at the administrative law judge hearing level.
Investing activities. The increase in Net cash used in investing activities during 2015 compared to 2014 resulted primarily from the acquisitions of Reliant and CareSouth described in Note 2, Business Combinations, to the accompanying consolidated financial statements.
Financing activities. The increase in Net cash provided by financing activities during 2015 compared to 2014 primarily resulted from the public offering of the 2023 Notes, the additional offering of the 2024 Notes, and the private offering of the 2025 Notes to fund the acquisitions of Reliant and CareSouth as discussed above and in Note 8, Long-term Debt, to the accompanying consolidated financial statements.
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
See Note 2, Business Combinations, Note 8, Long-term Debt, and Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2015 are as follows (in millions):

	Total	2016	2017-2018	2019-2020	2021 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,753.3	$24.9	$46.9	$648.5	$2,033.0
Revolving credit facility	130.0	—	—	130.0	—
Interest on long-term debt (b)	1,264.6	140.8	279.6	272.7	571.5
Capital lease obligations (c)	543.1	32.8	67.5	58.1	384.7
Operating lease obligations (d)(e)	387.6	59.2	98.1	74.1	156.2
Purchase obligations (e)(f)	114.2	33.3	49.3	24.4	7.2
Other long-term liabilities (g)(h)	3.7	0.3	0.4	0.4	2.6
Total	$5,196.5	$291.3	$541.8	$1,208.2	$3,155.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 8, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2015. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 32% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the accompanying consolidated financial statements.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers’ compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of December 31, 2015, we had $2.9 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

(h)
The table above does not include Redeemable noncontrolling interests of $121.1 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 11, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2015, we made capital expenditures of approximately $157 million for property and equipment and capitalized software. These expenditures in 2015 are exclusive of approximately $985 million in net cash related to our acquisition activity. During 2016, we expect to spend approximately $185 million to $230 million for capital expenditures. Approximately $95 million to $110 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
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
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes and our previous convertible perpetual preferred stock. See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of December 31, 2015, approximately $160 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2015, we repurchased 1.3 million shares of our common stock in the open market for $45.3 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated
EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, and (4) share-based compensation expense. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent increasing consolidated Net income.
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
Our Adjusted EBITDA for the years ended December 31, 2015, 2014, and 2013 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2015	2014	2013
Net income	$252.8	$281.7	$381.4
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	0.9	(5.5)	1.1
Provision for income tax expense	141.9	110.7	12.7
Interest expense and amortization of debt discounts and fees	142.9	109.2	100.4
Loss on early extinguishment of debt	22.4	13.2	2.4
Professional fees—accounting, tax, and legal	3.0	9.3	9.5
Government, class action, and related settlements	7.5	(1.7)	(23.5)
Net noncash loss on disposal or impairment of assets	2.6	6.7	5.9
Depreciation and amortization	139.7	107.7	94.7
Stock-based compensation expense	26.2	23.9	24.8
Net income attributable to noncontrolling interests	(69.7)	(59.7)	(57.8)
Gain on consolidation of former equity method hospital	—	(27.2)	—
Transaction costs	12.3	9.3	—
Adjusted EBITDA	$682.5	$577.6	$551.6

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$484.8	$444.9	$470.3
Provision for doubtful accounts	(47.2)	(31.6)	(26.0)
Professional fees—accounting, tax, and legal	3.0	9.3	9.5
Interest expense and amortization of debt discounts and fees	142.9	109.2	100.4
Equity in net income of nonconsolidated affiliates	8.7	10.7	11.2
Net income attributable to noncontrolling interests in continuing operations	(69.7)	(59.7)	(57.8)
Amortization of debt-related items	(14.3)	(12.7)	(5.0)
Distributions from nonconsolidated affiliates	(7.7)	(12.6)	(11.4)
Current portion of income tax expense	14.8	13.3	6.3
Change in assets and liabilities	147.1	90.1	48.9
Net premium paid on bond transactions	3.9	4.3	1.7
Operating cash used in discontinued operations	0.7	1.2	1.9
Transaction costs	12.3	9.3	—
Other	3.2	1.9	1.6
Adjusted EBITDA	$682.5	$577.6	$551.6
Growth in Adjusted EBITDA from 2015 to 2014 resulted primarily from the acquisition of Encompass on December 31, 2014. As discussed above in the “Segment Results of Operations” section of this Item, increased Net operating revenues in our inpatient rehabilitation segment were impacted by (1) an increase in salaries and benefits as a percent of revenue due to increases in group medical costs, an increase in our licensed skills mix, and an increase in volume-related “premium” pay, (2) increased bad debt expense from continued pre-payment claims denials predominately by one of our MACs, (3) SSI ratio adjustments, and (4) incremental investments in our operating platform.
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

As of December 31, 2015, we do not have any material off-balance sheet arrangements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we are not involved in any unconsolidated SPE transactions.

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
Our accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Other factors that are considered and could further influence the level of our reserves include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors.
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
In addition, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. In connection with CMS approved and announced RAC audits related to IRFs, we received requests in 2013 and 2014 to review certain patient files for discharges occurring from 2010 to 2014. To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges during those years, and not all of these patient file requests have resulted in payment denial determinations by the RACs. While we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs, we cannot provide assurance as to our future success in the resolution of these and future disputes, nor can we predict or estimate the scope or number of denials that ultimately may be received. During 2015 and 2014, we adjusted our Net operating revenues by approximately ($0.6) million and $0.4 million, respectively, for post-payment claims that are part of this review process.
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
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billing and denied payment for certain diagnosis codes based on medical necessity. We dispute, or “appeal,” most of these denials, and we collect approximately 71% of all amounts denied. For claims we choose to take through all levels of appeal, up to and including administrative law judge hearings, we have historically experienced an approximate 70% success rate. Because we do not write off receivables until all collection efforts have been exhausted, we do not write-off receivables related to denied claims while they are in this review process. The resolution of these disputes can take in excess of three years.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. As of December 31, 2015 and 2014, $126.1 million and $62.2 million, or 22.1% and 15.4%, respectively, of our patient accounts receivable represented denials by MACs that were in the pre-payment medical necessity review process. During the years ended December 31, 2015, 2014, and 2013, we wrote off $2.6 million, $1.4 million, and $2.2 million, respectively, of previously denied claims while we collected $7.4 million, $7.1 million, and $1.7 million, respectively, of previously denied claims.
The table below shows a summary of our net accounts receivable balances as of December 31, 2015 and 2014. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.

	As of December 31,
	2015	2014*
	(In Millions)
0 - 30 Days	$300.3	$230.4
31 - 60 Days	39.0	30.1
61 - 90 Days	24.5	12.3
91 - 120 Days	9.9	5.2
120 + Days	29.6	31.3
Current patients accounts receivable, net	403.3	309.3
Noncurrent patient accounts receivable, net	96.6	51.4
Other accounts receivable	7.2	13.9
Accounts receivable, net	$507.1	$374.6
*Due to a methodology change, we have adjusted the 2014 amounts, which only impacts the aging categories and not total Accounts receivable, net.

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

Net self-insurance reserves as of December 31, 2015:
As reported, with 50% statistical confidence level	115.5
With 70% statistical confidence level	123.4
In the years leading up to 2013, we experienced volatility in our estimates of prior year claim reserves due primarily to favorable trends in claims and industry-wide loss development trends. We believe our efforts to improve patient safety and overall quality of care, as well as our efforts to reduce workplace injuries, have helped contain our ultimate claim costs. See Note 9, Self-Insured Risks, to the accompanying consolidated financial statements for additional information.
We believe our self-insurance reserves are adequate to cover projected costs. Due to the considerable variability that is inherent in such estimates, there can be no assurance the ultimate liability will not exceed management’s estimates. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Goodwill
Absent any impairment indicators, we evaluate goodwill for impairment as of October 1st of each year. We test goodwill for impairment at the reporting unit level and are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our inpatient rehabilitation and home health and hospice reporting units. We assess qualitative factors in each reporting unit to determine whether it is necessary to perform the first step of the two-step quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not a reporting unit’s fair value is less than its carrying amount.
If, based on our qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of the applicable reporting unit using generally accepted valuation techniques including the income approach and the market approach. We would validate our estimates under the income approach by reconciling the estimated fair value of the reporting units determined under the income approach to our market capitalization and estimated fair value determined under the market approach. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting units.
The income approach includes the use of each reporting unit’s projected operating results and cash flows that are discounted using a weighted-average cost of capital that reflects market participant assumptions. The projected operating results use management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. Other significant estimates and assumptions include cost-saving synergies and tax benefits that would accrue to a market participant under a fair value methodology. The market approach estimates fair value through the use of observable inputs, including the Company’s stock price.
See Note 1, Summary of Significant Accounting Policies, “Goodwill and Other Intangibles,” and Note 6, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.
The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount:

•	Macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•	Industry and market considerations and changes in healthcare regulations, including reimbursement and compliance requirements under the Medicare and Medicaid programs;

•	Cost factors, such as an increase in labor, supply, or other costs;

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings;

•	Other relevant company-specific events, such as material changes in management or key personnel or outstanding litigation;

•	Material events, such as a change in the composition or carrying amount of each reporting unit’s net assets, including acquisitions and dispositions; and

•	Consideration of the relationship of our market capitalization to our book value, as well as a sustained decrease in our share price.
In the fourth quarter of 2015, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation and home health and hospice reporting units are not at risk for any impairment charges.
Income Taxes
We provide for income taxes using the asset and liability method. We also evaluate our tax positions and establish assets and liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” and Note 15, Income Taxes, to the accompanying consolidated financial statements for a more complete discussion of income taxes and our policies related to income taxes.

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
During the year ended December 31, 2015, we increased our valuation allowance by $4.6 million. As of December 31, 2015, we had a remaining valuation allowance of $27.6 million which primarily related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2015 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

Assessment of Loss Contingencies
We have legal and other contingencies that could result in significant losses upon the ultimate resolution of such contingencies. See Note 1, Summary of Significant Accounting Policies, “Litigation Reserves,” and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements for additional information.
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2015, our primary variable rate debt outstanding related to $130.0 million in advances under our revolving credit facility and $443.3 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.3 million over the next 12 months, assuming floating rate indices are floored at 0%.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2015		December 31, 2014
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
8.125% Senior Notes due 2020
Carrying Value	$—	$—	$282.7	$—
Unamortized debt discount and fees	—	—	7.3	—
Principal amount	—	—	290.0	302.5
7.75% Senior Notes due 2022
Carrying Value	174.3	—	223.7	—
Unamortized debt premium and fees	1.6	—	2.3	—
Principal amount	175.9	183.7	226.0	240.7
5.125% Senior Notes due 2023
Carrying Value	294.6	—	—	—
Unamortized debt discount and fees	5.4	—	—	—
Principal amount	300.0	288.0	—	—
5.75% Senior Notes due 2024
Carrying Value	1,192.6	—	447.4	—
Unamortized debt discount and fees	7.4	—	2.6	—
Principal amount	1,200.0	1,146.0	450.0	471.4
5.75% Senior Notes due 2025
Carrying Value	343.4	—	—	—
Unamortized debt discount and fees	6.6	—	—	—
Principal amount	350.0	332.5	—	—
2.00% Convertible Senior Subordinated Notes due 2043
Carrying Value	265.9	—	256.7	—
Unamortized debt discount and fees	54.1	—	63.3	—
Principal amount	320.0	345.0	320.0	358.4
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.
See also Note 8, Long-term Debt, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
Management has excluded the acquired operations of Reliant Hospital Partners, LLC (“Reliant”) and CareSouth Health System, Inc. (“CareSouth”) from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations during 2015. Combined total assets and total revenues of Reliant and CareSouth represent approximately 7% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
On December 31, 2014, we completed the acquisition of EHHI Holdings, Inc. and its Encompass Home Health and Hospice business (“Encompass”). Except for any changes in internal controls related to the integration of Encompass, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2016 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Code of Ethics,” “Corporate Governance and Board Structure—Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth, as of December 31, 2015, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise		Weighted Average Price(1)	Securities Available for Future Issuance
Plans approved by stockholders	3,435,785	(2)	$21.30	4,022,491	(3)
Plans not approved by stockholders	773,603	(4)	21.49	—
Total	4,209,388			4,022,491

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the Amended and Restated 2008 Equity Incentive Plan approved by our stockholders in May 2011.

(4)
This amount includes (a) 686,773 shares issuable upon exercise of stock options outstanding under the 2005 Equity Incentive Plan and (b) 86,830 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan.

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
Security Ownership of Certain Beneficial Owners and Management
The other information required by Item 12 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2016 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2016 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-82 of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ JAY GRINNEY
Jay Grinney
President and Chief Executive Officer

Date:	February 24, 2016

[Signatures continue on the following page]

POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Patrick Darby his true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JAY GRINNEY	President and Chief Executive Officer and Director	February 24, 2016
Jay Grinney

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 24, 2016
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 24, 2016
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 24, 2016
Leo I. Higdon, Jr.

/s/ JOHN W. CHIDSEY	Director	February 24, 2016
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 24, 2016
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 24, 2016
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 24, 2016
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 24, 2016
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 24, 2016
Leslye G. Katz

/s/ JOHN E. MAUPIN, JR.	Director	February 24, 2016
John E. Maupin, Jr.

/s/ L. EDWARD SHAW, JR.	Director	February 24, 2016
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of HealthSouth Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for debt issuance costs and the manner in which it accounts for deferred taxes in 2015.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the acquired operations of Reliant Hospital Partners, LLC (“Reliant”) and CareSouth Health System, Inc. (“CareSouth”) from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations during 2015. We have also excluded Reliant and CareSouth from our audit of internal control over financial reporting. Reliant and CareSouth are subsidiaries of HealthSouth Corporation whose combined total assets and total revenues represent approximately 7% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 24, 2016

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014	2013
	(In Millions, Except Per Share Data)
Net operating revenues	$3,162.9	$2,405.9	$2,273.2
Less: Provision for doubtful accounts	(47.2)	(31.6)	(26.0)
Net operating revenues less provision for doubtful accounts	3,115.7	2,374.3	2,247.2
Operating expenses:
Salaries and benefits	1,670.8	1,161.7	1,089.7
Other operating expenses	432.1	351.6	323.0
Occupancy costs	53.9	41.6	47.0
Supplies	128.7	111.9	105.4
General and administrative expenses	133.3	124.8	119.1
Depreciation and amortization	139.7	107.7	94.7
Government, class action, and related settlements	7.5	(1.7)	(23.5)
Professional fees—accounting, tax, and legal	3.0	9.3	9.5
Total operating expenses	2,569.0	1,906.9	1,764.9
Loss on early extinguishment of debt	22.4	13.2	2.4
Interest expense and amortization of debt discounts and fees	142.9	109.2	100.4
Other income	(5.5)	(31.2)	(4.5)
Equity in net income of nonconsolidated affiliates	(8.7)	(10.7)	(11.2)
Income from continuing operations before income tax expense	395.6	386.9	395.2
Provision for income tax expense	141.9	110.7	12.7
Income from continuing operations	253.7	276.2	382.5
(Loss) income from discontinued operations, net of tax	(0.9)	5.5	(1.1)
Net income	252.8	281.7	381.4
Less: Net income attributable to noncontrolling interests	(69.7)	(59.7)	(57.8)
Net income attributable to HealthSouth	183.1	222.0	323.6
Less: Convertible perpetual preferred stock dividends	(1.6)	(6.3)	(21.0)
Less: Repurchase of convertible perpetual preferred stock	—	—	(71.6)
Net income attributable to HealthSouth common shareholders	$181.5	$215.7	$231.0
Weighted average common shares outstanding:
Basic	89.4	86.8	88.1
Diluted	101.0	100.7	102.1
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.03	$2.40	$2.59
Discontinued operations	(0.01)	0.06	(0.01)
Net income	$2.02	$2.46	$2.58
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.92	$2.24	$2.59
Discontinued operations	(0.01)	0.05	(0.01)
Net income	$1.91	$2.29	$2.58

Cash dividends per common share	$0.88	$0.78	$0.36

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$184.0	$216.5	$324.7
(Loss) income from discontinued operations, net of tax	(0.9)	5.5	(1.1)
Net income attributable to HealthSouth	$183.1	$222.0	$323.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2015	2014	2013
	(In Millions)
COMPREHENSIVE INCOME
Net income	$252.8	$281.7	$381.4
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities:
Unrealized net holding loss arising during the period	(0.1)	(0.2)	(0.7)
Reclassifications to net income	(1.2)	(0.5)	(0.9)
Other comprehensive loss before income taxes	(1.3)	(0.7)	(1.6)
Provision for income tax benefit related to other comprehensive loss items	0.6	0.3	0.1
Other comprehensive loss, net of tax:	(0.7)	(0.4)	(1.5)
Comprehensive income	252.1	281.3	379.9
Comprehensive income attributable to noncontrolling interests	(69.7)	(59.7)	(57.8)
Comprehensive income attributable to HealthSouth	$182.4	$221.6	$322.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2015	2014
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$61.6	$66.7
Restricted cash	45.9	45.6
Accounts receivable, net of allowance for doubtful accounts of $39.3 in 2015; $22.2 in 2014	410.5	323.2
Deferred income tax assets	—	188.4
Prepaid expenses and other current assets	80.7	62.7
Total current assets	598.7	686.6
Property and equipment, net	1,310.1	1,019.7
Goodwill	1,890.1	1,084.0
Intangible assets, net	419.4	306.1
Deferred income tax assets	190.8	129.4
Other long-term assets	197.0	162.5
Total assets	$4,606.1	$3,388.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.8	$20.8
Accounts payable	61.6	53.4
Accrued payroll	126.2	123.3
Accrued interest payable	29.7	21.2
Other current liabilities	172.1	145.6
Total current liabilities	426.4	364.3
Long-term debt, net of current portion	3,134.7	2,090.4
Self-insured risks	101.6	98.7
Other long-term liabilities	43.0	37.5
	3,705.7	2,590.9
Commitments and contingencies
Convertible perpetual preferred stock, $.10 par value; 1,500,000 shares authorized; zero shares issued in 2015 and 96,245 shares issued in 2014; liquidation preference of $1,000 per share	—	93.2
Redeemable noncontrolling interests	121.1	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 108,275,900 in 2015; 104,058,832 in 2014	1.1	1.0
Capital in excess of par value	2,834.9	2,810.5
Accumulated deficit	(1,696.0)	(1,879.1)
Accumulated other comprehensive loss	(1.2)	(0.5)
Treasury stock, at cost (18,145,822 shares in 2015 and 16,270,159 shares in 2014)	(527.4)	(458.7)
Total HealthSouth shareholders’ equity	611.4	473.2
Noncontrolling interests	167.9	146.3
Total shareholders’ equity	779.3	619.5
Total liabilities and shareholders’ equity	$4,606.1	$3,388.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2012	95.7	$1.0	$2,876.6	$(2,424.7)	$1.4	$(163.3)	$112.5	$403.5
Net income	—	—	—	323.6	—	—	52.0	375.6
Receipt of treasury stock	(0.3)	—	—	—	—	(5.8)	—	(5.8)
Dividends declared on common stock	—	—	(32.0)	—	—	—	—	(32.0)
Dividends declared on convertible perpetual preferred stock	—	—	(21.0)	—	—	—	—	(21.0)
Stock-based compensation	—	—	24.8	—	—	—	—	24.8
Stock options exercised	0.3	—	8.2	—	—	—	—	8.2
Stock warrants exercised	0.5	—	15.3	—	—	—	—	15.3
Distributions declared	—	—	—	—	—	—	(40.4)	(40.4)
Repurchases of common stock through tender offer	(9.1)	—	—	—	—	(234.1)	—	(234.1)
Repurchase of preferred stock through convertible exchange	—	—	(71.6)	—	—	—	—	(71.6)
Equity portion of convertible debt	—	—	71.0	—	—	—	—	71.0
Tax impact of equity portion of convertible debt	—	—	(28.0)	—	—	—	—	(28.0)
Other	0.9	—	6.1	—	(1.5)	(1.4)	—	3.2
December 31, 2013	88.0	1.0	2,849.4	(2,101.1)	(0.1)	(404.6)	124.1	468.7
Net income	—	—	—	222.0	—	—	53.1	275.1
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(69.0)	—	—	—	—	(69.0)
Dividends declared on convertible perpetual preferred stock	—	—	(6.3)	—	—	—	—	(6.3)
Stock-based compensation	—	—	23.9	—	—	—	—	23.9
Stock options exercised	0.3	—	7.5	—	—	(0.1)	—	7.4
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(44.9)	(44.9)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	(1.3)	—	(0.4)	(1.2)	—	(2.9)
December 31, 2014	87.8	1.0	2,810.5	(1,879.1)	(0.5)	(458.7)	146.3	619.5
Net income	—	—	—	183.1	—	—	55.9	239.0
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.5)	—	—	—	—	(17.2)	—	(17.2)
Dividends declared on common stock	—	—	(79.9)	—	—	—	—	(79.9)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	22.4	—	—	—	—	22.4
Stock options exercised	0.2	—	6.7	—	—	(4.4)	—	2.3
Distributions declared	—	—	—	—	—	—	(49.0)	(49.0)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(45.3)	—	(45.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	14.8	14.8
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(18.2)	—	—	—	—	(18.2)
Other	0.6	0.1	1.8	—	(0.7)	(1.8)	(0.1)	(0.7)
December 31, 2015	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
	(In Millions)
Cash flows from operating activities:
Net income	$252.8	$281.7	$381.4
Loss (income) from discontinued operations, net of tax	0.9	(5.5)	1.1
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	47.2	31.6	26.0
Provision for government, class action, and related settlements	7.5	(1.7)	(23.5)
Depreciation and amortization	139.7	107.7	94.7
Amortization of debt-related items	14.3	12.7	5.0
Loss on early extinguishment of debt	22.4	13.2	2.4
Equity in net income of nonconsolidated affiliates	(8.7)	(10.7)	(11.2)
Distributions from nonconsolidated affiliates	7.7	12.6	11.4
Stock-based compensation	26.2	23.9	24.8
Deferred tax expense	127.1	97.4	6.4
Gain on consolidation of Fairlawn	—	(27.2)	—
Other	(0.6)	4.8	4.3
(Increase) decrease in assets, net of acquisitions—
Accounts receivable	(134.1)	(91.6)	(55.1)
Prepaid expenses and other assets	(9.6)	6.5	(4.8)
Increase (decrease) in liabilities, net of acquisitions—
Accounts payable	0.9	5.4	6.4
Other liabilities	(4.3)	(10.4)	4.6
Premium received on bond issuance	9.8	6.3	—
Premium paid on redemption of bonds	(13.7)	(10.6)	(1.7)
Net cash used in operating activities of discontinued operations	(0.7)	(1.2)	(1.9)
Total adjustments	231.1	168.7	87.8
Net cash provided by operating activities	484.8	444.9	470.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(985.1)	(694.8)	(28.9)
Purchases of property and equipment	(128.4)	(170.9)	(195.2)
Capitalized software costs	(28.1)	(17.0)	(21.3)
Proceeds from sale of restricted investments	0.2	0.3	16.9
Proceeds from sale of Digital Hospital	—	—	10.8
Proceeds from sale of marketable securities	12.8	—	—
Purchases of restricted investments	(7.1)	(3.5)	(9.2)
Net change in restricted cash	2.7	6.8	(3.1)
Other	2.7	2.2	0.5
Net cash provided by investing activities of discontinued operations	0.5	—	3.3
Net cash used in investing activities	(1,129.8)	(876.9)	(226.2)

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2015	2014	2013
	(In Millions)
Cash flows from financing activities:
Principal borrowings on term loan facilities	250.0	450.0	—
Proceeds from bond issuance	1,400.0	175.0	—
Principal payments on debt, including pre-payments	(597.4)	(302.6)	(62.5)
Principal borrowings on notes	—	—	15.2
Borrowings on revolving credit facility	540.0	440.0	197.0
Payments on revolving credit facility	(735.0)	(160.0)	(152.0)
Principal payments under capital lease obligations	(11.0)	(6.1)	(10.1)
Debt amendment and issuance costs	(31.9)	(6.5)	(2.6)
Repurchases of common stock, including fees and expenses	(45.3)	(43.1)	(234.1)
Dividends paid on common stock	(77.2)	(65.8)	(15.7)
Dividends paid on convertible perpetual preferred stock	(3.1)	(6.3)	(23.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(54.4)	(54.1)	(46.3)
Proceeds from exercising stock warrants	—	6.3	15.3
Other	5.2	7.4	6.4
Net cash provided by (used in) financing activities	639.9	434.2	(312.4)
(Decrease) increase in cash and cash equivalents	(5.1)	2.2	(68.3)
Cash and cash equivalents at beginning of year	66.7	64.5	132.8
Cash and cash equivalents at end of year	$61.6	$66.7	$64.5

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(121.4)	$(100.6)	$(99.4)
Income tax refunds	7.4	1.3	4.8
Income tax payments	(16.8)	(17.7)	(12.5)

Supplemental schedule of noncash investing and financing activities:
Convertible debt issued	$—	$—	$320.0
Repurchase of preferred stock	—	—	(320.0)
Equity rollover from Encompass management	—	64.5	—
Preferred stock conversion	93.2	—	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
Organization and Description of Business—
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 34 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As a result of the December 31, 2014 acquisition of Encompass Home Health and Hospice (“Encompass”), management changed the way it manages and operates the consolidated reporting entity and modified the reports used by its chief operating decision maker to assess performance and allocate resources. These changes required us to revise our segment reporting from our historic presentation of only one reportable segment. We now manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See Note 18, Segment Reporting.
Basis of Presentation and Consolidation—
The accompanying consolidated financial statements of HealthSouth and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
As discussed in Note 17, Contingencies and Other Commitments, we are a party to a number of lawsuits. We cannot predict the outcome of litigation filed against us. Substantial damages or other monetary remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2015	2014	2013
Medicare	74.9%	74.1%	74.5%
Managed care and other discount plans, including Medicare Advantage	17.7%	18.6%	18.5%
Medicaid	3.0%	1.8%	1.2%
Other third-party payors	1.7%	1.8%	1.8%
Workers' compensation	0.9%	1.2%	1.2%
Patients	0.6%	1.0%	1.1%
Other income	1.2%	1.5%	1.7%
Total	100.0%	100.0%	100.0%
We record gross service charges in our accounting records on an accrual basis using our established rates for the type of service provided to the patient. We recognize an estimated contractual allowance and an estimate of potential subsequent adjustments that may arise from post-payment and other reviews to reduce gross patient charges to the amount we estimate we will actually realize for the service rendered based upon previously agreed to rates with a payor. Our accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor.
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
Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	As of December 31,
	2015	2014	2013
Medicare	73.2%	73.9%	74.2%
Managed care and other discount plans, including Medicare Advantage	19.0%	18.8%	18.7%
Medicaid	2.5%	1.8%	1.2%
Other third-party payors	2.0%	1.8%	1.8%
Workers’ compensation	1.1%	1.2%	1.3%
Patients	0.7%	1.0%	1.1%
Other income	1.5%	1.5%	1.7%
Total	100.0%	100.0%	100.0%
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”) (see “Accounts Receivable and Allowance for Doubtful Accounts” below). Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of three years. In addition, because we have limited experience with RACs in the context of post-payment reviews of this nature, we cannot provide assurance as to the future success of these disputes. As such, we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. As the ultimate results of these audits impact our estimates of amounts determined to be due to HealthSouth under these reimbursement programs, our provision for claims that are part of this post-payment review process are recorded to Net operating revenues. During 2015 and 2014, we adjusted our Net operating revenues by approximately ($0.6) million and $0.4 million, respectively, for post-payment claims that are part of this review process.
Home Health and Hospice Revenues
The results of operations for our home health and hospice segment in 2014 and 2013 included only the results of HealthSouth’s legacy hospital-based home health agencies. Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	As of December 31,
	2015	2014	2013
Medicare	83.7%	96.9%	95.8%
Managed care and other discount plans, including Medicare Advantage	10.7%	1.8%	2.5%
Medicaid	5.5%	—%	—%
Other third-party payors	—%	1.0%	1.4%
Workers’ compensation	—%	0.3%	0.3%
Patients	0.1%	—%	—%
Total	100.0%	100.0%	100.0%
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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. Revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of December 31, 2015, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

reporting year. Management has reviewed the potential cap. Reserves recorded for the outlier cap were not material as of December 31, 2015.
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
Hospice
Medicare revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Currently, we do not believe we are at risk for exceeding these caps and have not recorded a reserve for these caps as of December 31, 2015.
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

	As of December 31,
	2015	2014
Medicare	70.5%	72.2%
Managed care and other discount plans, including Medicare Advantage	19.7%	18.5%
Medicaid	2.9%	1.8%
Other third-party payors	4.1%	3.8%
Workers' compensation	1.9%	1.9%
Patients	0.9%	1.8%
Total	100.0%	100.0%
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

For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials, and we have historically collected approximately 71% of all amounts denied. For claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 70% success rate. The resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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
We account for operating leases by recognizing rents, including any rent holidays, on a straight-line basis over the term of the lease.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Goodwill and Other Intangible Assets—
We are required to test our goodwill and indefinite-lived intangible asset for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. Absent any impairment indicators, we perform this impairment testing as of October 1st of each year. We recognize an impairment charge for any amount by which the carrying amount of the asset exceeds its implied fair value. We present an impairment charge as a separate line item within income from continuing operations in the consolidated statements of operations, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations.
We assess qualitative factors in our inpatient rehabilitation and home health and hospice reporting units to determine whether it is necessary to perform the first step of the two-step quantitative impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our reporting units using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of each reporting unit’s discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting units to our market capitalization. When we dispose of a hospital or home health or hospice agency, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
We assess qualitative factors related to our indefinite-lived intangible asset to determine whether it is necessary to perform the first step of the two-step quantitative impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our indefinite-lived intangible asset using generally accepted valuation techniques including the relief-from-royalty method. This method is a form of the income approach in which value is equated to a series of cash flows and discounted at a risk-adjusted rate. It is based on a hypothetical royalty, calculated as a percentage of forecasted revenue, that we would otherwise be willing to pay to use the asset, assuming it were not already owned. This approach includes assumptions related to pricing and volume, as well as a royalty rate a hypothetical third party would be willing to pay for use of the asset. When making our royalty rate assumption, we look to rates paid in arms-length licensing transactions for assets comparable to our asset.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2015, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
The range of estimated useful lives and the amortization basis for our intangible assets, excluding goodwill, are generally as follows:

Estimated Useful Life and Amortization Basis
Certificates of need	10 to 30 years using straight-line basis
Licenses	10 to 20 years using straight-line basis
Noncompete agreements	1 to 18 years using straight-line basis
Trade names:
Encompass	indefinite-lived asset
All other	1 to 20 years using straight-line basis
Internal-use software	3 to 7 years using straight-line basis
Market access assets	20 years using accelerated basis
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
Impairment of Long-Lived Assets and Other Intangible Assets—
We assess the recoverability of long-lived assets (excluding goodwill and our indefinite-lived asset) and identifiable acquired intangible assets with finite useful lives, whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset to the expected net future cash flows to be generated by that asset, or, for identifiable intangibles with finite useful lives, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets with finite useful lives, if any, to be recognized is measured based on projected discounted future cash flows. We measure the amount of impairment of other long-lived assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair market value of the asset, which is generally determined based on projected discounted future cash flows or appraised values. We classify long-lived assets to be disposed of other than by sale as held and used until they are disposed. We report long-lived assets to be disposed of by sale as held for sale and recognize those assets in the balance sheet at the lower of carrying amount or fair value less cost to sell, and we cease depreciation.
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
Financing Costs—
We amortize financing costs using the effective interest method over the expected life of the related debt. Excluding financing costs related to our revolving line of credit (which is included in Other long-term assets), financing costs are presented as a direct deduction from the face amount of the financings. The related expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of operations. See the Recent Accounting Pronouncements section of this note.
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
On a recurring basis, we are required to measure our available-for-sale restricted marketable securities at fair value. The fair values of our available-for-sale restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active.
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
See also the “Redeemable Noncontrolling Interests” section of this note.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Convertible Perpetual Preferred Stock—
Our Convertible perpetual preferred stock contained fundamental change provisions that allowed the holder to require us to redeem the preferred stock for cash if certain events occurred. As redemption under these provisions was not solely within our control, we classified our Convertible perpetual preferred stock as temporary equity.
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
The fair value of the Redeemable noncontrolling interests related to our home health segment is determined using the product of a twelve-month specified performance measure and a specified median market price multiple based on a basket of public health companies. The fair value of our Redeemable noncontrolling interests in our joint venture hospitals is determined primarily using the income approach. The income approach includes the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable hospitals, or Level 3 inputs. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.
Share-Based Payments—
HealthSouth has shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. All share-based payments to employees, excluding stock appreciation rights (“SARs”), are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. Share-based payments to employees in the form of SARs are recognized in the financial statements based on their current fair value and expensed ratably over the applicable service period.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $7.3 million, $5.3 million, and $5.2 million in each of the years ended December 31, 2015, 2014, and 2013, respectively.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Professional Fees—Accounting, Tax, and Legal—
In 2015, 2014, and 2013, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments.
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
Assets and Liabilities in and Results of Discontinued Operations—
Effective January 1, 2015, in connection with a new standard issued by the FASB, we changed our criteria for determining which disposals are presented as discontinued operations. Historically, any component that had been disposed of or was classified as held for sale qualified for discontinued operations reporting unless there was significant continuing involvement with the disposed component or continuing cash flows. In contrast, we now report the disposal of the component, or group of components, as discontinued operations only when it represents a strategic shift that has, or will have, a major effect on our operations and financial results. As a result, the sale or disposal of a single HealthSouth facility no longer qualifies as a discontinued operation. This accounting change was made prospectively. No new components were recognized as discontinued operations during 2015.
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
In February 2015, the FASB issued ASU 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIE”). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This standard is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted, and the reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We do not expect the adoption of this authoritative guidance in 2016 to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new guidance requires that debt issuance costs related to a recognized debt liability be presented on the consolidated balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. For public companies, the new guidance is effective for fiscal years beginning after December 15, 2015 and

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued and the new guidance should be applied on a retrospective basis. We elected to early adopt this new guidance effective as of December 31, 2015 and have applied these changes retrospectively to all periods presented. The adoption of this guidance did not have material effect on our consolidated financial position, results of operations, or cash flows. See Note 8, Long-Term Debt, and Note 12, Fair Value Measurements.
In July 2015, the FASB updated its revenue recognition standard to defer its effective date by one year. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard. This revised standard will be effective for our annual reporting period beginning on January 1, 2018, including interim periods within that year. Early adoption is permitted but not earlier than the original effective date.
In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” to provide authoritative guidance related to line-of-credit arrangements, which were not addressed in ASU No. 2015-03. An entity may defer and present debt issuance costs related to line-of-credit arrangements as an asset. We elected to early adopt this new guidance effective as of December 31, 2015 and have applied these changes retrospectively to all periods presented. The adoption of this guidance did not have a material effect on our consolidated financial position, results of operations, or cash flows. See Note 8, Long-Term Debt, and Note 12, Fair Value Measurements.
In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new standard requires an acquirer to recognize measurement-period adjustments during the period in which it determines the amount of the adjustment. In addition, it requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This standard is effective prospectively for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early application is permitted. We do not expect the adoption of this authoritative guidance in 2016 to have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred taxes in the consolidated balance sheet. Under this amendment, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts. Rather, the amendment requires deferred tax liabilities and assets be classified as noncurrent in a consolidated balance sheet. For public companies, the revised standard is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted with retrospective application optional. We elected to early adopt this new guidance effective as of December 31, 2015. Prior periods were not retrospectively adjusted for this change in accounting principle. The adoption of this guidance did not have material effect on our consolidated financial position, results of operations, or cash flows. See Note 15, Income Taxes.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This revised standard requires the change in fair value of many equity investments to be recognized in net income. This revised standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. We continue to review the requirements of this revised standard and any potential impact it may have on our financial position, results of operations, or cash flows.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

2.	Business Combinations:
2015 Acquisitions
Inpatient Rehabilitation
Reliant Acquisition
In October 2015, we completed the previously announced acquisition of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”). Reliant operates a portfolio of 11 inpatient rehabilitation hospitals in Texas, Massachusetts, and Ohio with a total of 902 beds. All of the Reliant hospitals are leased, and seven of the leases are treated as capital leases for accounting purposes. We assumed all of these lease obligations. The amount of the capital lease obligation initially recognized on our balance sheet was approximately $210 million. At closing, one Reliant hospital entity had a remaining minority limited partner interest of 0.5%. The cash purchase price was reduced by the estimated fair value of this interest. We funded the cash purchase price in the acquisition with proceeds from our August and September 2015 senior notes issuances and borrowings under our senior secured credit facility. See Note 8, Long-term Debt.
With this acquisition, we are able to offer comprehensive, high-quality and cost-effective facility-based care across new and existing service areas. We expect approximately 86% of the goodwill resulting from this transaction to be deductible for federal income tax purposes. The goodwill reflects our expectations of our ability to gain access to and penetrate each acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Reliant from its date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets and capital lease liabilities; an income approach utilizing the relief-from-royalty method for the trade name intangible assets; an income approach utilizing the excess earnings method for the certificate of need intangible assets; and an estimated realizable value approach using historical trends and other relevant information for accounts receivable and certain accrued liabilities. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$42.6
Accounts receivable	25.7
Prepaid expenses and other current assets	2.8
Property and equipment	220.6
Identifiable intangible assets:
Noncompete agreements (useful lives of 1 to 2 years)	9.7
Trade names (useful lives of 20 years)	8.9
Certificates of need (useful lives of 20 years)	36.6
Licenses (useful lives of 20 years)	11.4
Goodwill	642.6
Other long-term assets	0.9
Total assets acquired	1,001.8
Liabilities assumed:
Current portion of long-term debt	4.1
Accounts payable	1.7
Accrued payroll	3.7
Other current liabilities	10.8
Long-term debt, net of current portion	205.8
Deferred tax liabilities	3.9
Total liabilities assumed	230.0
Noncontrolling interests	0.4
Net assets acquired	$771.4
Information regarding the net cash paid for the acquisition of Reliant is as follows (in millions):

Fair value of assets acquired, net of $42.6 million of cash acquired	$316.6
Goodwill	642.6
Fair value of liabilities assumed	(230.0)
Noncontrolling interests	(0.4)
Net cash paid for acquisition	$728.8
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other inpatient rehabilitation transactions completed in 2015 were as follows (in millions):

Total current assets	$10.1
Property and equipment	42.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.1
Trade names (useful lives of 20 years)	0.8
Certificates of need (useful lives of 20 years)	8.8
Licenses (useful lives of 20 years)	0.2
Goodwill	0.7
Total assets acquired	63.4
Total liabilities assumed	(2.7)
Net assets acquired	$60.7
Information regarding the net cash paid for other inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Fair value of assets acquired	$62.8	$60.1	$15.6
Goodwill	0.7	34.6	13.7
Fair value of liabilities assumed	(2.7)	(21.2)	(0.4)
Fair value of noncontrolling interest owned by joint venture partner	(4.2)	(18.3)	—
Fair value of equity interest prior to acquisition	—	(35.0)	—
Net cash paid for acquisitions	$56.6	$20.2	$28.9
See also Note 7, Investments in and Advances to Nonconsolidated Affiliates.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Home Health and Hospice
CareSouth Acquisition
In November 2015, Encompass, a subsidiary of HealthSouth, completed its previously announced acquisition of the home health agency operations of CareSouth Health System, Inc. (“CareSouth”). CareSouth operates a portfolio of 44 home health agencies and 3 hospice agencies in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. In addition, two of these home health agencies operate as joint ventures which we account for using the equity method of accounting. We funded the cash purchase price in the acquisition with our term loan facility capacity and cash on hand. See Note 8, Long-term Debt.
With this acquisition, we are able to offer comprehensive, high-quality and cost-effective home-based care across new and existing service areas. We expect approximately 6.5% of the goodwill resulting from this transaction to be deductible for federal income tax purposes. The goodwill reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of CareSouth from its date of acquisition. Assets acquired, liabilities assumed, and noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for the noncompete and license intangible assets and capital lease liabilities; an income approach utilizing the relief-from-royalty method for the trade name intangible asset; an income approach utilizing the excess earnings method for the certificate of need intangible assets; and an estimated realizable value approach using historical trends and other relevant information for accounts receivable and certain accrued liabilities. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$0.4
Accounts receivable	10.5
Prepaid expenses and other current assets	2.4
Property and equipment	0.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 3 years)	0.8
Trade name (useful life of 5 years)	2.8
Certificates of need (useful lives of 10 years)	15.6
Licenses (useful lives of 10 years)	13.0
Internal use software	0.4
Goodwill	142.5
Investment in nonconsolidated subsidiaries	2.2
Total assets acquired	191.3
Liabilities assumed:
Current portion of long-term debt	0.1
Accounts payable	2.4
Accrued payroll	2.4
Other current liabilities	2.8
Long-term debt, net of current portion	0.2
Deferred tax liabilties	9.4
Total liabilities assumed	17.3
Noncontrolling interests	4.3
Net assets acquired	$169.7
Information regarding the net cash paid for the acquisition of CareSouth is as follows (in millions):

Fair value of assets acquired, net of $0.4 million of cash acquired	$48.4
Goodwill	142.5
Fair value of liabilities assumed	(17.3)
Fair value of noncontrolling interest owned by joint venture partner	(4.3)
Net cash paid for acquisitions	$169.3
Other Home Health and Hospice Acquisitions
Other than the CareSouth acquisition discussed above, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded with cash on hand.

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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other home health and hospice transactions completed in 2015 were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 5 years)	1.3
Trade names (useful lives of 1 year)	0.5
Certificates of need (useful lives of 10 years)	4.9
Licenses (useful lives of 10 years)	3.6
Goodwill	20.3
Total assets acquired	30.7
Total liabilities assumed	(0.2)
Net assets acquired	$30.5
Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Fair value of assets acquired	$10.4	$—	$—
Goodwill	20.3	—	—
Fair value of liabilities assumed	(0.2)	—	—
Net cash paid for acquisitions	$30.5	$—	$—

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

2015 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2014 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to December 31, 2015:*
Reliant	$63.7	$11.2
All Other Inpatient	54.7	1.7
CareSouth	19.2	2.5
All Other Home Health and Hospice	17.8	1.2
Combined entity: Supplemental pro forma from 1/01/2015-12/31/2015 (unaudited)	3,479.9	234.0
Combined entity: Supplemental pro forma from 1/01/2014-12/31/2014 (unaudited)	2,851.0	276.9

*	Savannah - includes operating results from April 1, 2015 through December 31, 2015
Cardinal Hill - includes operating results from May 1, 2015 through December 31, 2015
Integrity - includes operating results from March 3, 2015 through December 31, 2015
Harvey - includes operating results from April 15, 2015 through December 31, 2015
Heritage - includes operating results from May 1, 2015 through December 31, 2015
Alliance - includes operating results from June 4, 2015 through December 31, 2015
Southern Utah - includes operating results from July 1, 2015 through December 31, 2015
ORS - includes operating results from July 13, 2015 through December 31, 2015
Reliant - includes operating results from October 1, 2015 through December 31, 2015
CareSouth - includes operating results from November 2, 2015 through December 31, 2015
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2014 reporting period. For the Reliant and CareSouth acquisitions, the unaudited pro forma information above includes adjustments for: (1) acquisition costs; (2) amortization of incremental identifiable intangible assets; (3) management fees paid to their former equity holders; (4) interest on debt incurred to fund the acquisitions (see Note 8, Long-term Debt); (5) income taxes using a rate of 40%; and (6) noncontrolling interests.
2014 and 2013 Acquisitions
Encompass Acquisition
On December 31, 2014, we completed the acquisition of EHHI and its Encompass Home Health and Hospice business. On the acquisition date, Encompass provided home health and hospice services out of 135 locations across 12 states. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers, who are members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass, contributed a portion of their shares of common stock of EHHI, valued at approximately $64.5 million, in exchange for shares of common stock of Holdings. As a result of that contribution, they hold approximately 16.7% of the outstanding common stock of Holdings, while HealthSouth owns the remainder. In addition, Ms. Anthony and certain other employees of Encompass entered into amended and restated employment agreements, each agreement having an initial term of three years. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. See Note 8, Long-term Debt.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

This acquisition was made to enhance our position and expand our ability to provide post-acute healthcare services to patients. Approximately 23% of the goodwill resulting from this transaction is deductible for federal income tax purposes. The goodwill reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
We accounted for this transaction under the acquisition method of accounting. Because the acquisition took place on December 31, 2014, our consolidated results of operations for the year ended December 31, 2014 do not include any results of operations from Encompass. Assets acquired, liabilities assumed, and redeemable noncontrolling interests were recorded at their estimated fair values as of the acquisition date. Fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for amortizable intangible assets; an income approach utilizing the relief-from-royalty method for the indefinite-lived intangible asset; and an estimated realizable value approach using historical trends and other relevant information for accounts receivable and certain accrued liabilities. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.
The fair value of the assets acquired and liabilities assumed at the acquisition date for Encompass were as follows (in millions):

Cash and cash equivalents	$20.9
Accounts receivable	37.6
Prepaid expenses and other current assets	8.6
Property and equipment	9.6
Identifiable intangible assets:
Noncompete agreements (useful life of 2 to 5 years)	5.6
Trade name (indefinite life)	135.2
Licenses (useful life of 10 years)	58.2
Internal-use software (useful life of 3 years)	3.2
Goodwill	592.5
Other long-term assets	2.1
Total assets acquired	873.5
Current portion of long-term debt	2.0
Accounts payable	0.9
Accrued payroll	25.8
Other current liabilities	18.5
Long-term debt, net of current portion	2.0
Deferred tax liabilities	64.3
Total liabilities assumed	113.5
Redeemable noncontrolling interests	64.5
Net assets acquired	$695.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Information regarding the net cash paid for the acquisition of Encompass is as follows (in millions):

Fair value of assets acquired, net of $20.9 million of cash acquired	$260.1
Goodwill	592.5
Fair value of liabilities assumed	(113.5)
Redeemable noncontrolling interests	(64.5)
Net cash paid for acquisition	$674.6
See also Note 11, Redeemable Noncontrolling Interests.
Other Acquisitions
In June 2014, using cash on hand, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $34.0 million, and we recorded a $27.2 million gain as part of Other income during 2014. The Fairlawn transaction was made to increase our ownership in a profitable hospital and continue to grow our core business by consolidating its operations. None of the goodwill resulting from this transaction is deductible for federal income tax purposes. See also Note 15, Income Taxes.
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

The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other acquisitions completed in 2014 were as follows (in millions):

Total current assets	$12.1
Property and equipment, net	36.9
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.4
Trade names (useful lives of 20 years)	2.9
Certificates of need (useful lives of 20 years)	10.8
Licenses (useful lives of 20 years)	2.1
Goodwill	34.6
Total assets acquired	99.8
Total current liabilities assumed	(7.8)
Total long-term liabilities assumed	(13.4)
Net assets acquired	$78.6
Information regarding the net cash paid for all other acquisitions during each period presented is as follows (in millions):

	For the Year Ended December 31,
	2014	2013
Fair value of assets acquired, net of $5.1 million of cash acquired in 2014	$60.1	$15.6
Goodwill	34.6	13.7
Fair value of liabilities assumed	(21.2)	(0.4)
Fair value of noncontrolling interest owned by joint venture partner	(18.3)	—
Fair value of equity interest prior to acquisition	(35.0)	—
Net cash paid for acquisitions	$20.2	$28.9
See also Note 7, Investments in and Advances to Nonconsolidated Affiliates.
2014 Pro Forma Results of Operations
The following table summarizes the results of operations of the above 2014 transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2013 (in millions):

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

3.	Cash and Marketable Securities:
The components of our investments as of December 31, 2015 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$61.6	$45.9	$—	$107.5
Equity securities	—	—	56.2	56.2
Total	$61.6	$45.9	$56.2	$163.7
The components of our investments as of December 31, 2014 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$66.7	$45.6	$—	$112.3
Equity securities	—	—	50.5	50.5
Total	$66.7	$45.6	$50.5	$162.8
Restricted Cash—
As of December 31, 2015 and 2014, Restricted cash consisted of the following (in millions):

	As of December 31,
	2015	2014
Affiliate cash	$20.3	$13.1
Self-insured captive funds	25.6	32.4
Paid-loss deposit funds	—	0.1
Total restricted cash	$45.9	$45.6
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
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2015 and 2014, all restricted cash was current.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures HealthSouth’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2015 and 2014, $40.1 million and $45.9 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.
A summary of our restricted marketable securities as of December 31, 2015 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$58.3	$0.3	$(2.4)	$56.2
A summary of our restricted marketable securities as of December 31, 2014 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$51.3	$0.5	$(1.3)	$50.5
Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2015, 2014, and 2013, we did not record any impairment charges related to our restricted marketable securities.
Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Proceeds from sales of restricted available-for-sale securities	$—	$—	$16.6
Proceeds from sales of nonrestricted available-for-sale securities	$12.8	$2.7	$—
Gross realized gains	$1.2	$0.5	$1.0
Gross realized losses	$—	$(0.1)	$(0.1)
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

4.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2015	2014
Current:
Patient accounts receivable, net of allowance for doubtful accounts of $39.3 million in 2015; $22.2 million in 2014	$403.3	$309.3
Other accounts receivable	7.2	13.9
	410.5	323.2
Noncurrent patient accounts receivable, net of allowance for doubtful accounts of $32.3 million in 2015; $20.8 million in 2014	96.6	51.4
Accounts receivable, net	$507.1	$374.6
Because the resolution of claims that are part of Medicare audit programs can take in excess of three years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent. Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheet.
At December 31, 2015 and 2014, our allowance for doubtful accounts represented approximately 12.5% and 10.7%, respectively, of the total patient due accounts receivable balance.
The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2015	$43.0	$47.2	$(18.6)	$71.6
2014	$33.1	$31.6	$(21.7)	$43.0
2013	$28.7	$26.0	$(21.6)	$33.1

5.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2015	2014
Land	$113.3	$108.1
Buildings	1,521.1	1,214.4
Leasehold improvements	96.2	79.1
Vehicles	10.0	9.3
Furniture, fixtures, and equipment	392.7	364.2
	2,133.3	1,775.1
Less: Accumulated depreciation and amortization	(874.3)	(784.0)
	1,259.0	991.1
Construction in progress	51.1	28.6
Property and equipment, net	$1,310.1	$1,019.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

As of December 31, 2015, approximately 75% of our consolidated Property and equipment, net held by HealthSouth Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 8, Long-term Debt, and Note 20, Condensed Consolidating Financial Information.
Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2015	2014
Fully depreciated assets	$252.4	$240.9
Assets under capital lease obligations:
Buildings	$333.9	$124.4
Vehicles	6.5	5.2
Equipment	0.3	0.2
	340.7	129.8
Less: Accumulated amortization	(66.6)	(55.2)
Assets under capital lease obligations, net	$274.1	$74.6
See also Note 2, Business Combinations.
The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Depreciation expense	$91.0	$79.9	$67.9
Amortization expense	$12.7	$7.5	$9.5
Interest capitalized	$1.3	$1.5	$1.9
Rent expense:
Minimum rent payments	$48.8	$37.3	$40.3
Contingent and other rents	21.6	18.2	20.3
Other	3.8	3.9	4.2
Total rent expense	$74.2	$59.4	$64.8
Leases—
We lease certain land, buildings, and equipment under noncancelable operating leases generally expiring at various dates through 2028. We also lease certain buildings and equipment under capital leases generally expiring at various dates through 2037. Operating leases generally have 3- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred.
Some facilities are subleased to other parties. Rental income from subleases approximated $5.0 million, $5.1 million, and $4.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $13.5 million as of December 31, 2015.

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

	As of December 31,
	2015	2014
Straight-line rental accrual	$11.8	$14.6
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
Future minimum lease payments at December 31, 2015, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2016	$59.2	$32.8	$92.0
2017	52.1	34.1	86.2
2018	46.0	33.4	79.4
2019	41.2	30.3	71.5
2020	32.9	27.8	60.7
2021 and thereafter	156.2	384.7	540.9
	$387.6	543.1	$930.7
Less: Interest portion		(254.9)
Obligations under capital leases		$288.2
In addition to the above, and as discussed in Note 8, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next five years and $8.3 million thereafter.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

6.	Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2015, 2014, and 2013 (in millions):

Amount
Goodwill as of December 31, 2012	$437.3
Acquisition	13.7
Conversion of 100% owned hospital into a joint venture	6.2
Divestiture of skilled nursing facility beds	(0.3)
Goodwill as of December 31, 2013	456.9
Acquisitions	593.1
Consolidation of joint venture formerly accounted for under the equity method of accounting	34.0
Goodwill as of December 31, 2014	1,084.0
Acquisitions	806.1
Goodwill as of December 31, 2015	$1,890.1
Goodwill increased in 2013 as a result of our acquisition of Walton Rehabilitation Hospital and conversion of our 100% owned hospital in Jonesboro, Arkansas into a joint venture with St. Bernards Healthcare offset by the divestiture of 41 skilled nursing facility beds. Goodwill increased in 2014 as a result of our consolidation of Fairlawn and the remeasurement of our previously held equity interest at fair value and our acquisitions of Encompass and Quillen. Goodwill increased in 2015 as a result of our acquisitions of Reliant, CareSouth, and other inpatient and home health and hospice operations. See Note 2, Business Combinations and Note 11, Redeemable Noncontrolling Interests.
We performed impairment reviews as of October 1, 2015, 2014, and 2013 and concluded no Goodwill impairment existed. As of December 31, 2015, we had no accumulated impairment losses related to Goodwill.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2015	$93.9	$(6.9)	$87.0
2014	27.9	(4.0)	23.9
Licenses:
2015	$138.9	$(53.7)	$85.2
2014	110.8	(46.3)	64.5
Noncompete agreements:
2015	$58.0	$(37.0)	$21.0
2014	46.2	(29.4)	16.8
Trade name - Encompass:
2015	$135.2	$—	$135.2
2014	135.2	—	135.2
Trade names - all other:
2015	$32.9	$(11.5)	$21.4
2014	19.9	(10.1)	9.8
Internal-use software:
2015	$155.7	$(90.5)	$65.2
2014	125.3	(74.5)	50.8
Market access assets:
2015	$13.2	$(8.8)	$4.4
2014	13.2	(8.1)	5.1
Total intangible assets:
2015	$627.8	$(208.4)	$419.4
2014	478.5	(172.4)	306.1
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Amortization expense	$36.0	$20.3	$17.3
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2016	$45.4
2017	38.7
2018	30.3
2019	26.8
2020	23.3

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

7.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2015 represents our investment in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2015	2014
Equity method investments:
Capital contributions	$0.9	$0.8
Cumulative share of income	88.0	77.3
Cumulative share of distributions	(77.5)	(69.9)
	11.4	8.2
Cost method investments:
Capital contributions, net of distributions and impairments	0.3	1.2
Total investments in and advances to nonconsolidated affiliates	$11.7	$9.4
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2015	2014
Assets—
Current	$7.8	$9.6
Noncurrent	20.5	13.1
Total assets	$28.3	$22.7
Liabilities and equity—
Current liabilities	$1.4	$0.7
Noncurrent liabilities	0.1	0.1
Partners’ capital and shareholders’ equity—
HealthSouth	11.4	8.2
Outside partners	15.4	13.7
Total liabilities and equity	$28.3	$22.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Net operating revenues	$36.5	$50.2	$74.3
Operating expenses	(15.0)	(25.9)	(43.6)
Income from continuing operations, net of tax	18.9	30.9	24.6
Net income	18.9	30.9	24.6
See Note 2, Business Combinations.

8.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2015	2014
Credit Agreement—
Advances under revolving credit facility	$130.0	$325.0
Term loan facilities	443.3	447.5
Bonds payable—
8.125% Senior Notes due 2020	—	282.7
7.75% Senior Notes due 2022	174.3	223.7
5.125% Senior Notes due 2023	294.6	—
5.75% Senior Notes due 2024	1,192.6	447.4
5.75% Senior Notes due 2025	343.4	—
2.00% Convertible Senior Subordinated Notes due 2043	265.9	256.7
Other notes payable	39.2	41.5
Capital lease obligations	288.2	86.7
	3,171.5	2,111.2
Less: Current portion	(36.8)	(20.8)
Long-term debt, net of current portion	$3,134.7	$2,090.4
On December 31, 2015, we adopted ASU 2015-03 and ASU No. 2015-15, which require debt issuance costs related to a recognized debt liability be presented on the consolidated balance sheet as a direct deduction from the debt liability, As of December 31, 2014, $20.4 million of debt issuance costs previously included in Other long-term assets have been reclassified to Long-term debt, net of current portion on our consolidated balance sheet. See Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements.”

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2016	$37.0	$37.0
2017	36.1	36.1
2018	36.3	36.3
2019	39.5	39.4
2020	814.2	758.4
Thereafter	2,285.4	2,264.3
Total	$3,248.5	$3,171.5
During 2015, we:

•
issued, in January 2015, an additional $400 million of our 5.75% Senior Notes due 2024 (the “2024 Notes”) at a price of 102% of the principal amount and used $250 million of the net proceeds to repay borrowings under our term loan facilities, with the remaining net proceeds used to repay borrowings under our revolving credit facility. As a result of the repayment of borrowings under our term loan facility, we recorded a $1.2 million Loss on early extinguishment of debt in the first quarter of 2015;

•
issued, in March 2015, $300 million of 5.125% Senior Notes due 2023 (the “2023 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $295 million in net proceeds used for the redemption of our 8.125% Senior Notes due 2020 (the “2020 Notes”) as discussed below;

•
redeemed, in April 2015, all of our 2020 Notes using the net proceeds from the 2023 Notes offering along with cash on hand. Pursuant to the terms of these notes, this redemption was made at a price of 104.063%, which resulted in a total cash outlay of approximately $302 million to retire the $290 million in principal. As a result of this redemption, we recorded an $18.8 million Loss on early extinguishment of debt in the second quarter of 2015;

•
amended, in June and July 2015, our existing credit agreement to, among other things, add $500 million of new term loan facilities, increase the amount of specifically permitted capital lease obligations from $200 million to $350 million, change the maximum leverage ratio in the financial covenants applicable for the period July 2015 through June 2017 from 4.25x to 4.5x and to 4.25x from then until maturity, and extend the maturity date for all borrowings to July 2020. Based on our issuance of additional senior notes in August 2015 and September 2015, as discussed below, our availability under the new term loan facilities was reduced to $250 million. In September, we borrowed $125 million of the new term loan facilities, the proceeds of which were used to fund a portion of the Reliant acquisition. In October, we utilized the remaining $125 million of term loan facility capacity to finance a portion of the CareSouth acquisition. See Note 2, Business Combinations;

•
issued, in August 2015, an additional $350 million of our 2024 Notes at a price of 100.5% of the principal amount, which resulted in approximately $351 million in net proceeds from the private offering. We used the net proceeds to reduce borrowings under our revolving credit facility and fund a portion of the Reliant acquisition, as discussed in Note 2, Business Combinations;

•
issued, in September 2015, $350 million of 5.75% Senior Notes due 2025 (the “2025 Notes”) at a price of 100.0% of the principal amount, which resulted in approximately $344 million in net proceeds from the private offering. We used the net proceeds to fund a portion of the Reliant acquisition, as discussed in Note 2, Business Combinations; and

•
redeemed, in November 2015, $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”) using borrowings under our senior secured credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the fourth quarter of 2015.
On February 23, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of $50 million of the outstanding principal amount of the 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption will be at a price of 103.875%, which will result in a total cash outlay of approximately $52 million when the transaction closes, which is expected to be on March 24, 2016. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $2 million loss on early extinguishment of debt in the first quarter of 2016.
During 2014, we:

•
issued, in September 2014, an additional $175 million of our 2024 Notes at a price of 103.625% of the principal amount, which resulted in approximately $182 million in net proceeds from the public offering. We used the net proceeds to redeem our 7.25% Senior Notes due 2018 (the “2018 Notes”) as discussed below;

•
amended, in September and December 2014, our existing credit agreement to, among other things, add $450 million of term loan facility capacity, permit unlimited restricted payments (as defined in the credit agreement) so long as the senior secured leverage ratio remains less than or equal to 1.75x, and extend the revolver maturity from June 2018 to September 2019;

•
redeemed, in October 2014, the outstanding principal amount of our 2018 Notes using the net proceeds from the September offering of our 2024 Notes, a $75 million draw under our term loan facilities, and cash on hand. Pursuant to the terms of the 2018 Notes, this redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the approximate $271 million in principal; and

•
redeemed, in December 2014, approximately $25 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $26 million. We used cash on hand for this redemption.

As a result of the above 2014 redemptions, we recorded a $13.2 million Loss on early extinguishment of debt in 2014. Additionally, in December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass. See Note 2, Business Combinations.
In November 2013, we redeemed approximately $30 million and approximately $28 million of the outstanding principal amount of our existing 2018 Notes and our existing 2022 Notes, respectively. Pursuant to the terms of these senior notes, this optional redemption represented 10% of the outstanding principal amount of the notes at a price of 103%, which resulted in a total cash outlay of approximately $60 million to retire the approximate $58 million in principal. We used a combination of cash on hand and availability under our revolving credit facility for these redemptions. As a result of these redemptions, we recorded a $2.4 million Loss on early extinguishment of debt in 2013. Additionally, in November 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding 6.50% Series A Convertible Perpetual Preferred Stock. See Note 10, Convertible Perpetual Preferred Stock.
Senior Secured Credit Agreement—
2015 Credit Agreement
In June and July 2015, we amended our existing credit agreement, previously amended on December 23, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $600 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in July 2020. Outstanding term loan borrowings are payable in equal consecutive quarterly installments, commencing on March 31, 2016, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2015, with the remainder due at maturity. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facilities.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Amounts drawn on the term loan facilities and the revolving credit facility bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays’ Bank PLC’s (“Barclays”) prime rate and (b) the federal funds rate plus 0.5%, in each case, plus, in each case, an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.375% per annum on the daily amount of the unutilized commitments under the term loan facilities and revolving credit facility. The current interest rate on borrowings under the Credit Agreement is LIBOR plus 2.00%.
The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that change over time. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the Credit Agreement and (2) our senior secured leverage ratio, as defined in the Credit Agreement, does not exceed 1.75x. In the event the senior secured leverage ratio exceeds 1.75x, these payments are subject to a limit of $200 million plus an amount equal to a portion of available excess cash flows each fiscal year. Our obligations under the Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The current maximum leverage ratio in the financial covenants is 4.50x.
As of December 31, 2015, $130 million were drawn under the revolving credit facility with an interest rate of 2.3%. Amounts drawn as of December 31, 2015 exclude $34.2 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
2014 Credit Agreement
In September and December 2014, we amended our existing credit agreement, previously amended on June 11, 2013 (the “2014 Credit Agreement”). The 2014 Credit Agreement provided for $450 million of term loan capacity and a $600 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which would have matured in September 2019. Outstanding term loan borrowings were payable in equal consecutive quarterly installments, commencing on March 31, 2015, of 1.25% of the aggregate principal amount of the term loans outstanding as of March 31, 2015 with the remainder due at maturity. The 2014 Credit Agreement contained the same affirmative and negative covenants and default and acceleration provisions as the Credit Agreement, except for the maximum leverage ratio was 4.25x.
As of December 31, 2014, $325 million were drawn under the revolving credit facility with an interest rate of 2.0%. Amounts drawn as of December 31, 2014 excluded $31.8 million utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes.
2013 Credit Agreement
On June 11, 2013, we amended our existing credit agreement, dated August 10, 2012 (the “ 2013 Credit Agreement”). The 2013 Credit Agreement provided for a $600 million revolving credit facility with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which would have matured in June 2018.
The 2013 Credit Agreement contained comparable affirmative and negative covenants and default and acceleration provisions as the 2014 Credit Agreement. Our obligations under the 2013 Credit Agreement were secured by substantially all of the real and personal property of us and our subsidiary guarantors, including mortgages with respect to certain of our material real property that we owned as of the date of the 2013 Credit Agreement.
Bonds Payable—
Nonconvertible Notes
The Company’s 2020 Notes, 2022 Notes, 2023 Notes, 2024 Notes, and 2025 Notes (collectively, the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova Scotia Trust Company of New York, as trustee (the “Original Trustee”), as supplemented by each Senior Notes respective supplemental indenture (together with the Base Indenture, the “Indenture”), among us, the Subsidiary Guarantors (as defined in the Indenture), and the Original Trustee. The Original Trustee notified us of its intention to discontinue its corporate trust operations and, accordingly, to resign upon the appointment of a successor trustee. Effective July 29, 2013, Wells Fargo Bank,

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
2018 and 2022 Notes
On October 7, 2010, we completed a public offering of $525.0 million aggregate principal amount of senior notes, which included $275.0 million of 2018 Notes at par and $250.0 million of 2022 Notes at par (collectively, the “2018 and 2022 Senior Notes”). We used the net proceeds from the initial offering of the 2018 and 2022 Senior Notes to repay amounts outstanding under the term loan facility of our former credit agreement dated March 2006.
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
On November 30, 2015, we redeemed $50.0 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

cash outlay of approximately $52 million. We used cash borrowings under our senior secured credit facility to fund the redemption.
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
* Expressed in percentage of principal amount
2020 Notes
In December 2009, we issued $290.0 million of the 2020 Notes at 98.327% of par. We used the net proceeds from this transaction along with cash on hand to tender for and redeem all of our former floating rate senior notes due 2014 outstanding at that time.
If not for the April 2015 redemption as discussed above, the 2020 Notes would have matured on February 15, 2020. Inclusive of discounts and financing costs, the effective interest rate on the 2020 Notes was 8.7%. Interest was payable semiannually in arrears on February 15 and August 15 of each year.
2023 Notes
On March 12, 2015, we issued $300 million of the 2023 Notes at a price of 100.0% of the principal amount, which resulted in approximately $295 million in net proceeds from the public offering. The 2023 Notes mature on March 15, 2023 and bear interest at a per annum rate of 5.125%. Interest on the 2023 Notes is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2015.
We may redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018 at the redemption prices set forth below:

Period	Redemption Price*
2018	103.844%
2019	102.563%
2020	101.281%
2021 and thereafter	100.000%
* Expressed in percentage of principal amount

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

2024 Notes
On September 11, 2012, we completed a public offering of $275 million aggregate principal amount of the 2024 Notes at a public offering price of 100% of the principal amount. Net proceeds from this offering were approximately $270 million. We used $195 million of the net proceeds to repay the amounts outstanding under our revolving credit facility. Additionally, in October 2012, $64.5 million of the net proceeds were used to redeem a portion of our 2018 and 2022 Senior Notes.
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
On August 7, 2015, we issued an additional $350 million of our 2024 Notes at a price of 100.5% of the principal amount, which resulted in approximately $351 million in net proceeds from the private offering. We used the net proceeds to reduce borrowings under our revolving credit facility and fund a portion of the Reliant acquisition, as discussed in Note 2, Business Combinations.
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
* Expressed in percentage of principal amount
2025 Notes
On September 16, 2015, we issued $350 million of the 2025 Notes at a price of 100.0% of the principal amount, which resulted in approximately $344 million in net proceeds from the private offering. We used the net proceeds from this borrowing to fund a portion of the Reliant acquisition. The 2025 Notes mature on September 15, 2025 and bear interest at a per annum rate of 5.75%. Interest on the 2025 Notes is payable semiannually in arrears on March 15 and September 15, beginning on March 15, 2016.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

We may redeem the 2025 Notes, in whole or in part, at any time on or after September 15, 2020, at the redemption prices set forth below:

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
The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the Convertible Notes, except in instances when such adjustments are deemed de minimis. The current conversion price of the Convertible Notes is $38.08, and the current conversion rate is 26.2583 for each $1,000 principal amount of the Convertible Notes.
Prior to December 1, 2018, we may redeem all or any part of the Convertible Notes if the volume weighted-average price per share of our common stock is at least 120% of the conversion price of the Convertible Notes for at least 20 trading days during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of Convertible Notes to be redeemed, plus accrued and unpaid interest, provided that, as described above, the holders may elect to convert their Convertible Notes in lieu of the redemption and receive any make-whole premium due. On or after December 1, 2018, we

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
See also Note 10, Convertible Perpetual Preferred Stock.
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2015	2014	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	8.1% to 11.2%
Acquisition of an inpatient rehabilitation unit	1.3	2.9	7.8%
Construction of a new hospital	9.6	10.3	LIBOR + 2.5%; 2.7% as of December 31, 2015 and 2014
Other	0.3	0.3	6.8%
Other notes payable	$39.2	$41.5
Capital Lease Obligations—
We engage in a significant number of leasing transactions including real estate and other equipment utilized in operations. Leases meeting certain accounting criteria have been recorded as an asset and liability at the lower of fair value or the net present value of the aggregate future minimum lease payments at the inception of the lease. Interest rates used in computing the net present value of the lease payments generally ranged from 2% to 11% based on our incremental borrowing rate at the inception of the lease. Our leasing transactions include arrangements for vehicles with major finance companies and manufacturers who retain ownership in the equipment during the term of the lease and with a variety of both small and large real estate owners.

9.	Self-Insured Risks:
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund our first layer of insurance coverage up to approximately $25 million for annual aggregate losses associated with general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table presents the changes in our self-insurance reserves for the years ended December 31, 2015, 2014, and 2013 (in millions):

	2015	2014	2013
Balance at beginning of period, gross	$134.3	$140.3	$148.3
Less: Reinsurance receivables	(26.0)	(32.6)	(29.4)
Balance at beginning of period, net	108.3	107.7	118.9
Increase for the provision of current year claims	37.1	34.7	34.4
Decrease for the provision of prior year claims	(4.6)	(3.5)	(5.9)
Decrease related to change in statistical confidence level	—	—	(6.7)
Expenses related to discontinued operations	(0.5)	(0.3)	(1.8)
Payments related to current year claims	(4.7)	(4.4)	(3.9)
Payments related to prior year claims	(22.5)	(25.9)	(27.3)
Acquisitions	2.4	—	—
Balance at end of period, net	115.5	108.3	107.7
Add: Reinsurance receivables	26.6	26.0	32.6
Balance at end of period, gross	$142.1	$134.3	$140.3
As of December 31, 2015 and 2014, $40.5 million and $35.6 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
In the years leading up to 2013, we experienced volatility in our estimates of prior year claim reserves due primarily to favorable trends in claims and industry-wide loss development trends. Our efforts to improve patient safety and overall quality of care, as well as our efforts to reduce workplace injuries, helped contain our ultimate claim costs. With the accumulation of this additional historical data and favorable trends, when we analyzed our assumptions during our semi-annual review of our self-insurance reserves in the fourth quarter of 2013, we lowered the statistical confidence level used to determine our self-insurance reserves from 70% to 50%. This change reduced our reserves included in continuing operations by $6.7 million in the fourth quarter of 2013.
The reserves for these self-insured risks cover approximately 1,100 individual claims at December 31, 2015 and 2014, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

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
In the fourth quarter of 2013, we exchanged $320.0 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our outstanding preferred stock. No common stock was issued as part of these exchange transactions. See Note 8, Long-term Debt.
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
The following is a summary of the activity related to our Convertible perpetual preferred stock from December 31, 2012 to December 31, 2015 (in millions, except share data):

	Number of Shares Outstanding	Amount
Balance as of December 31, 2012	353,355	$342.2
Repurchase of preferred stock	(257,110)	(249.0)
Balance as of December 31, 2013 and 2014	96,245	93.2
Conversion of preferred stock	(96,245)	(93.2)
Balance as of December 31, 2015	—	$—
The allocation of the consideration exchanged for repurchases of preferred stock is as follows (in millions):

For the Year Ended December 31, 2013
Carrying value of shares repurchased	$249.0
Cumulative dividends included as part of repurchase price	2.2
Excess exchanged in transaction	71.6
$322.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
We declared $1.6 million, $6.3 million, and $21.0 million in dividends on our preferred stock in the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2014, accrued dividends of $1.6 million were included in Other current liabilities on our consolidated balance sheet and was paid in January 2015.

11.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of period	$84.7	$13.5	$7.2
Acquisition of Encompass	—	64.5	—
Net income attributable to noncontrolling interests	13.8	6.6	5.8
Distributions	(7.3)	(8.5)	(4.9)
Contribution to joint venture	—	4.3	7.1
Change in fair value	29.9	4.3	(1.7)
Balance at end of period	$121.1	$84.7	$13.5
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

	For the Year Ended December 31,
	2015	2014	2013
Net income attributable to nonredeemable noncontrolling interests	$55.9	$53.1	$52.0
Net income attributable to redeemable noncontrolling interests	13.8	6.6	5.8
Net income attributable to noncontrolling interests	$69.7	$59.7	$57.8
See also Note 2, Business Combinations.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

12.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2015	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$16.1	$—	$16.1	$—	M
Other long-term assets:
Restricted marketable securities	40.1	—	40.1	—	M
Redeemable noncontrolling interests	121.1	—	—	121.1	I
As of December 31, 2014
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$4.6	$—	$4.6	$—	M
Other long-term assets:
Option to purchase SCA stock	9.9	—	—	9.9	M
Restricted marketable securities	45.9	—	45.9	—	M
Redeemable noncontrolling interests	84.7	—	—	84.7	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In connection with the 2007 sale of our surgery centers division, now known as Surgical Care Affiliates (“SCA”), to ASC Acquisition LLC, an affiliate of TPG Partners V, L.P. (“TPG”), a private investment partnership, we received an option, subject to terms and conditions set forth below, to purchase up to a 5% equity interest in SCA. The price of the option was equal to the original issuance price of the units subscribed for by TPG and certain other co-investors in connection with the acquisition plus a 15% premium, compounded annually. The option had a term of ten years and was exercisable upon certain liquidity events, including a public offering of SCA’s shares of common stock that resulted in 30% or more of SCA’s common stock being listed or traded on a national securities exchange. On November 4, 2013, SCA announced the closing of its initial public offering, which did not reach the 30% threshold to trigger a qualifying liquidity event.
During the second quarter of 2014, we entered into an amendment to the option agreement that required us to settle the option net of our exercise price. The addition of this new feature resulted in the option becoming a derivative that must be recorded as an asset or liability on our consolidated balance sheet and marked to market each period. As of December 31, 2014, the fair value of this option was $9.9 million and is included in Other long-term assets in our consolidated balance sheet. Income from discontinued operations, net of tax for the year ended December 31, 2014 included a $9.9 million gain resulting from the initial recording of this option as a derivative and its fair value adjustments during 2014. Income from discontinued operations, net of tax for the year ended December 31, 2015 included a $0.4 million net loss resulting from the change in fair value of this option from December 31, 2014 to March 31, 2015.
On April 1, 2015, TPG closed a secondary offering of SCA common stock, which resulted in greater than 30% of SCA’s common stock being listed or traded on a national securities exchange, and our option became exercisable. On April 9, 2015, we delivered notice of exercise of the option to SCA. On April 13, 2015, SCA settled the net exercise of the option by delivering to us 326,242 shares of SCA common stock. The closing price of the stock on that date was $35.43 per share. Other income for the year ended December 31, 2015 included a $2.0 million gain resulting from the change in fair value of this option

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

from April 1, 2015, the date the option became exercisable, to April 13, 2015, the date we settled the net exercise of the option and received shares of SCA common stock.
During the second and third quarter of 2015, we sold all of our shares of SCA common stock resulting in a realized gain of $1.2 million that is included in Other income in our consolidated statements of operations for the year ended December 31, 2015. The fair value of the option and related adjustments were determined using a lattice model. Inputs into the model included the historical price volatility of SCA’s common stock, the risk free interest rate, and probability factors for the timing of when the option will be exercisable.
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the year ended December 31, 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
As a result of our consolidation of Fairlawn in 2014 and the remeasurement of our previously held equity interest at fair value, we recorded a $27.2 million gain as part of Other income during the year ended December 31, 2014. We determined the fair value of our previously held equity interest using the income approach. The income approach included the use of Fairlawn’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions. The projected operating results used management’s best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. See Note 2, Business Combinations.
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

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$130.0	$130.0	$325.0	$325.0
Term loan facilities	443.3	445.0	447.5	450.0
8.125% Senior Notes due 2020	—	—	282.7	302.5
7.75% Senior Notes due 2022	174.3	183.7	223.7	240.7
5.125% Senior Notes due 2023	294.6	288.0	—	—
5.75% Senior Notes due 2024	1,192.6	1,146.0	447.4	471.4
5.75% Senior Notes due 2025	343.4	332.5	—	—
2.00% Convertible Senior Subordinated Notes due 2043	265.9	345.0	256.7	358.4
Other notes payable	39.2	39.2	41.5	41.5
Financial commitments:
Letters of credit	—	34.2	—	31.8
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements.”
See also Note 11, Redeemable Noncontrolling Interests.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

13.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options, SARs, and restricted stock awards under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. Excluding SARs issued in 2014, all employee stock-based compensation awarded in 2015, 2014, and 2013 was issued under the Amended and Restated 2008 Equity Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to nine million shares of common stock. This plan allows the grants of nonqualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards.
Stock Options—
Under our share-based incentive plans, officers and employees are given the right to purchase shares of HealthSouth common stock at a fixed grant price determined on the day the options are granted. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which are generally three years.
The fair values of the options granted during the years ended December 31, 2015, 2014, and 2013 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Expected volatility	39.5%	40.3%	41.8%
Risk-free interest rate	1.9%	2.2%	1.4%
Expected life (years)	7.7	7.2	7.2
Dividend yield	2.1%	2.1%	0.0%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. While our board of directors initiated quarterly cash dividends on our common stock in 2013 (see Note 16, Earnings per Common Share), we did not include a dividend payment as part of our pricing model in 2013 because we had not historically paid dividends at the time of our option grants. In 2015 and 2014, we estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. We estimate forfeitures through an analysis of actual, historical pre-vesting option forfeiture activity. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of employee stock options granted during the years ended December 31, 2015, 2014, and 2013 was $15.11, $11.41, and $10.96, respectively.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2014	2,207	$20.85
Granted	108	43.14
Exercised	(257)	26.06
Forfeitures	(2)	24.85
Expirations	—	—
Outstanding, December 31, 2015	2,056	21.37	4.1	$28.5
Exercisable, December 31, 2015	1,811	19.47	3.5	27.8
We recognized approximately $1.6 million, $1.9 million, and $2.1 million of compensation expense related to our stock options for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $1.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 21 months. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $4.2 million, $2.4 million, and $1.9 million, respectively.
Stock Appreciation Rights—
In conjunction with the Encompass acquisition, we granted SARs based on Holdings’ common stock to certain members of Encompass management at closing on December 31, 2014. Under a separate plan, we granted 122,976 SARs that vest based on continued employment and an additional 129,124 SARs that vest based on continued employment and the extent of Encompass’ attainment of a target 2017 specified performance measure. In general terms, half of the SARs of each type will vest on December 31, 2018 with the remainder vesting on December 31, 2019. The SARs that ultimately vest will expire on the tenth anniversary of the grant date or within a specified period following any earlier termination of employment. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the agreed upon per share fair value on the acquisition date. The fair value of Holdings’ common stock is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies.
The fair values of the SARs granted in conjunction with the Encompass acquisition have been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected volatility of 30.7%, risk-free interest rate of 2.1%, and an expected life of 6.3 years. We did not include a dividend payment as part of our pricing model because Holdings currently does not pay dividends on their common stock.
Under the Black-Scholes option-pricing model, the weighted-average fair value per share of SARs granted in conjunction with the Encompass acquisition was $64.09.
We recognized approximately $3.5 million of compensation expense related to our SARs for the year ended December 31, 2015. As of December 31, 2015, there was $12.2 million of unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of 6.25 years. As of December 31, 2015, 252,100 SARs were outstanding.
Restricted Stock—
The restricted stock awards granted in 2015, 2014, and 2013 included service-based awards, performance-based awards (that also included a service requirement), and market condition awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For awards with a service and/or performance requirement, the fair value of the award is determined by the closing price of our common stock on the grant date. For awards with a market condition, the fair value of the awards is determined using a lattice model. Inputs into the model include the

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk-free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2014	1,197	$23.31
Granted	689	27.86
Vested	(1,005)	22.18
Forfeited	(39)	30.03
Nonvested shares at December 31, 2015	842	28.05
The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2014 and 2013 was $23.94 and $23.55 per share, respectively. We recognized approximately $19.5 million, $20.8 million, and $21.6 million of compensation expense related to our restricted stock awards for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there was $16.2 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $41.0 million, $25.9 million, and $15.7 million, respectively.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2015, 2014, and 2013, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2015, 2014, and 2013, we issued 30,744, 36,350, and 51,180 RSUs, respectively, with a fair value of $42.46, $33.02, and $22.47, respectively, per unit. We recognized approximately $1.3 million, $1.2 million, and $1.2 million, respectively, of compensation expense upon their issuance in 2015, 2014, and 2013. There was no unrecognized compensation related to unvested shares as of December 31, 2015. During the years ended December 31, 2015, 2014, and 2013, we issued an additional 7,645, 8,149, and 1,831, respectively, of RSUs as dividend equivalents. As of December 31, 2015, 391,855 RSUs were outstanding.

14.	Employee Benefit Plans:
Substantially all HealthSouth hospital employees are eligible to enroll in HealthSouth-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2015, 2014, and 2013, costs associated with these plans, net of amounts paid by employees, approximated $109.3 million, $85.2 million, and $73.4 million, respectively.
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
Employer contributions to the HealthSouth Retirement Investment Plan approximated $15.0 million, $13.9 million, and $13.2 million in 2015, 2014, and 2013, respectively. In 2015, 2014, and 2013, approximately $0.9 million, $0.5 million,

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

and $0.5 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2016, we expect to pay approximately $9.1 million under the program for the year ended December 31, 2015. In February 2015 and 2014, we paid $9.0 million and $11.5 million, respectively, under the program for the years ended December 31, 2014 and 2013.

15.	Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Current:
Federal	$2.6	$2.5	$0.9
State and other	12.2	10.8	5.4
Total current expense	14.8	13.3	6.3
Deferred:
Federal	113.9	95.3	11.3
State and other	13.2	2.1	(4.9)
Total deferred expense	127.1	97.4	6.4
Total income tax expense related to continuing operations	$141.9	$110.7	$12.7
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2015	2014	2013
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.6%	4.3%	4.0%
Increase (decrease) in valuation allowance	1.2%	(1.9)%	(2.3)%
Settlement of tax claims	0.1%	—%	(28.7)%
Noncontrolling interests	(5.3)%	(5.1)%	(5.1)%
Acquisition of additional equity interest in Fairlawn	—%	(3.6)%	—%
Other, net	1.3%	(0.1)%	0.3%
Income tax expense	35.9%	28.6%	3.2%
The Provision for income tax expense in 2015 was greater than the federal statutory rate primarily due to: 1) state and other income tax expense and (2) an increase in our valuation allowance offset by (3) the impact of noncontrolling interests. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion. The increase in our valuation allowance in 2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of Encompass, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction.
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
The Provision for income tax expense in 2013 was less than the federal statutory rate primarily due to: (1) the IRS settlement discussed below, (2) the impact of noncontrolling interests, and (3) a decrease in our valuation allowance, as discussed below, offset by (4) state and other income tax expense.
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

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of HealthSouth’s deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2015	2014
Deferred income tax assets:
Net operating loss	$161.1	$301.3
Property, net	48.2	40.7
Insurance reserve	26.0	25.6
Stock-based compensation	23.4	23.7
Allowance for doubtful accounts	24.5	18.0
Alternative minimum tax	10.6	10.5
Carrying value of partnerships	22.1	23.8
Other accruals	25.7	20.6
Tax credits	14.0	9.9
Noncontrolling interest	10.6	—
Other	0.8	1.6
Total deferred income tax assets	367.0	475.7
Less: Valuation allowance	(27.6)	(23.0)
Net deferred income tax assets	339.4	452.7
Deferred income tax liabilities:
Intangibles	(112.8)	(97.5)
Convertible debt interest	(35.3)	(31.7)
Other	(0.5)	(5.7)
Total deferred income tax liabilities	(148.6)	(134.9)
Net deferred income tax assets	190.8	317.8
Less: Current deferred tax assets	—	188.4
Noncurrent deferred tax assets	$190.8	$129.4
In the consolidated statements of shareholders’ equity, the fair value adjustments to redeemable noncontrolling interests have been reported net of tax for each period presented. The amount of tax (benefit) expense allocated to Capital in excess of par value was ($11.7) million, ($1.8) million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
At December 31, 2015, we had an unused federal NOL of $91.6 million (approximately $261.6 million on a gross basis) and state NOLs of $69.5 million. Such losses expire in various amounts at varying times through 2031. Our reported federal NOL as of December 31, 2015 excludes $14.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in-capital when they reduce taxes payable. At December 31, 2015, we had unused federal tax credit carryforwards of $14.0 million. These credit carryforwards expire in various amounts at various times through 2035.
For the years ended December 31, 2015, 2014, and 2013, the net changes in our valuation allowance were $4.6 million, ($7.7) million, and ($9.1) million, respectively. The increase in our valuation allowance in 2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of Encompass, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction. The decrease in our valuation allowance in 2014 related primarily to the expiration of state NOLs in certain jurisdictions, our current forecast of future earnings in each jurisdiction, and

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
As of December 31, 2015, we have a remaining valuation allowance of $27.6 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions our credit utilizations differs from our expectations.
As of January 1, 2013, total remaining gross unrecognized tax benefits were $78.0 million, $76.0 million of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits changed during 2013 primarily due to the April 2013 IRS settlement discussed above. Total remaining gross unrecognized tax benefits were $1.1 million as of December 31, 2013, $0.4 million of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2014. Total remaining gross unrecognized tax benefits were $0.9 million as of December 31, 2014, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2015. Total remaining gross unrecognized tax benefits were $2.9 million as of December 31, 2015, all of which would affect our effective tax rate if recognized.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2013	$78.0	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	46.7	0.3
Gross amount of decreases in unrecognized tax benefits related to prior periods	(1.9)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(121.7)	—
December 31, 2013	1.1	0.3
Gross amount of increases in unrecognized tax benefits related to prior periods	0.7	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.9)	(0.4)
December 31, 2014	0.9	—
Gross amount of increases in unrecognized tax benefits related to prior periods	1.7	—
Gross amount of increases in unrecognized tax benefits related to current period	0.3	—
December 31, 2015	$2.9	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2015, 2014, and 2013 was not material. Accrued interest income related to income taxes as of December 31, 2015 and 2014 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year. As a result of this agreement, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and will examine our 2015 and 2016 returns when filed. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

return. The IRS is also separately examining the 2013 return of one of our partnership affiliates acquired in the CareSouth transaction. We have settled federal income tax examinations with the IRS for all tax years through 2010. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by seven states for tax years ranging from 2007 through 2014.
For the tax years that remain open under the applicable statutes of limitations, amounts related to these unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate $0.5 million to $2.9 million of our unrecognized tax benefits may be released within the next 12 months.
See also Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements.”

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

16.	Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2015	2014	2013
Basic:
Numerator:
Income from continuing operations	$253.7	$276.2	$382.5
Less: Net income attributable to noncontrolling interests included in continuing operations	(69.7)	(59.7)	(57.8)
Less: Income allocated to participating securities	(1.0)	(2.3)	(3.4)
Less: Convertible perpetual preferred stock dividends	(1.6)	(6.3)	(21.0)
Less: Repurchase of convertible perpetual preferred stock	—	—	(71.6)
Income from continuing operations attributable to HealthSouth common shareholders	181.4	207.9	228.7
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.9)	5.5	(1.1)
Less: Income from discontinued operations allocated to participating securities	—	(0.1)	—
Net income attributable to HealthSouth common shareholders	$180.5	$213.3	$227.6
Denominator:
Basic weighted average common shares outstanding	89.4	86.8	88.1
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.03	$2.40	$2.59
Discontinued operations	(0.01)	0.06	(0.01)
Net income	$2.02	$2.46	$2.58

Diluted:
Numerator:
Income from continuing operations	$253.7	$276.2	$382.5
Less: Net income attributable to noncontrolling interests included in continuing operations	(69.7)	(59.7)	(57.8)
Add: Interest on convertible debt, net of tax	9.4	9.0	1.0
Income from continuing operations attributable to HealthSouth common shareholders	193.4	225.5	325.7
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.9)	5.5	(1.1)
Net income attributable to HealthSouth common shareholders	$192.5	$231.0	$324.6
Denominator:
Diluted weighted average common shares outstanding	101.0	100.7	102.1
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$1.92	$2.24	$2.59
Discontinued operations	(0.01)	0.05	(0.01)
Net income	$1.91	$2.29	$2.58

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding	89.4	86.8	88.1
Convertible perpetual preferred stock	1.0	3.2	10.5
Convertible senior subordinated notes	8.3	8.2	1.0
Restricted stock awards, dilutive stock options, and restricted stock units	2.3	2.5	2.5
Diluted weighted average common shares outstanding	101.0	100.7	102.1
For the year ended December 31, 2013, adding back amounts related to the repurchase of our preferred stock to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. See Note 10, Convertible Perpetual Preferred Stock. Therefore, basic and diluted earnings per common share is the same for the year ended December 31, 2013.
Options to purchase approximately 0.1 million shares of common stock were outstanding as of December 31, 2015 and 2014 but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
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
In October 2013, our board of directors authorized the repurchase of up to $200 million of our common stock. In February 2014, our board of directors approved an increase in this common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During 2015 and 2014, we repurchased 1.3 million and 1.3 million shares of our common stock in the open market for $45.3 million and $43.1 million, respectively.
In July 2013, our board of directors approved the initiation of a quarterly cash dividend of $0.18 per share on our common stock. The first quarterly dividend was declared in July 2013 and paid in October 2013. This $0.18 per share cash dividend on our common stock was declared and paid each quarter through July 2014. In July 2014, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.21 per share. The cash dividend of $0.21 per common share was declared and paid each quarter through July 2015. In July 2015, our board of directors approved an increase in the quarterly cash dividend and declared a dividend of $0.23 per share. The cash dividend of $0.23 per common share was declared in July 2015 and October 2015 and paid in October 2015 and January 2016. As of December 31, 2015 and 2014, accrued common stock dividends of $21.3 million and $18.6 million were included in Other current liabilities in our consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
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
See also Note 8, Long-term Debt, and Note 10, Convertible Perpetual Preferred Stock.

17.	Contingencies and Other Commitments:
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
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was consolidated with a now resolved case for discovery and other pretrial purposes and was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims are derivative in nature, and the claims are time-barred by the statute of limitations. A hearing on our motion has not yet been set.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $33.3 million in 2016, $28.2 million in 2017, $21.1 million in 2018, $12.6 million in 2019, $11.9 million in 2020, and $7.2 million thereafter. These contracts primarily relate to software licensing and support.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

18.	Segment Reporting:
As described in Note 2, Business Combinations, we completed the acquisition of Encompass on December 31, 2014. As a result of this transaction, in the first quarter of 2015, management changed the way it manages and operates the consolidated reporting entity and modified the reports used by our chief operating decision maker to assess performance and allocate resources. These changes required us to revise our segment reporting from our historic presentation of only one reportable segment.
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
These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 29 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2015, we operate 121 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of December 31, 2015, we provide home health and hospice services in 213 locations across 23 states. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable and Allowance for Doubtful Accounts.” All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for the payor composition of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Net operating revenues	$2,653.1	$2,377.3	$2,244.4	$509.8	$28.6	$28.8
Less: Provision for doubtful accounts	(44.7)	(31.2)	(25.6)	(2.5)	(0.4)	(0.4)
Net operating revenues less provision for doubtful accounts	2,608.4	2,346.1	2,218.8	507.3	28.2	28.4
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	1,310.6	1,141.0	1,069.7	—	—	—
Other operating expenses	387.7	342.5	314.7	—	—	—
Supplies	120.9	111.5	105.2	—	—	—
Occupancy costs	46.2	41.2	46.5	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	244.8	17.0	16.7
Support and overhead costs	—	—	—	172.7	6.9	6.6
	1,865.4	1,636.2	1,536.1	417.5	23.9	23.3
Other income	(2.3)	(4.0)	(4.5)	—	—	—
Equity in net income of nonconsolidated affiliates	(8.6)	(10.7)	(11.2)	(0.1)	—	—
Noncontrolling interests	62.9	59.3	57.2	6.8	0.4	0.6
Segment Adjusted EBITDA	$691.0	$665.3	$641.2	$83.1	$3.9	$4.5

Capital expenditures	$151.7	$187.9	$216.5	$5.8	$—	$—

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of December 31, 2015
Total assets	$3,589.0	$1,088.4	$4,606.1
Investments in and advances to nonconsolidated affiliates	9.3	2.4	11.7
As of December 31, 2014
Total assets	$2,576.3	$876.3	$3,388.3
Investments in and advances to nonconsolidated affiliates	9.4	—	9.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Segment reconciliations (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Total segment Adjusted EBITDA	$774.1	$669.2	$645.7
General and administrative expenses	(133.3)	(124.8)	(119.1)
Depreciation and amortization	(139.7)	(107.7)	(94.7)
Loss on disposal or impairment of assets	(2.6)	(6.7)	(5.9)
Government, class action, and related settlements	(7.5)	1.7	23.5
Professional fees - accounting, tax, and legal	(3.0)	(9.3)	(9.5)
Loss on early extinguishment of debt	(22.4)	(13.2)	(2.4)
Interest expense and amortization of debt discounts and fees	(142.9)	(109.2)	(100.4)
Gain on consolidation of former equity method hospital	—	27.2	—
Net income attributable to noncontrolling interests	69.7	59.7	57.8
Gain related to SCA equity interest	3.2	—	—
Other	—	—	0.2
Income from continuing operations before income tax expense	$395.6	$386.9	$395.2

	As of December 31, 2015	As of December 31, 2014
Total assets for reportable segments	$4,677.4	$3,452.6
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(71.3)	(64.3)
Total consolidated assets	$4,606.1	$3,388.3
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2015	2014	2013
Inpatient rehabilitation:
Inpatient	$2,547.2	$2,272.5	$2,130.8
Outpatient and other	105.9	104.8	113.6
Total inpatient rehabilitation	2,653.1	2,377.3	2,244.4
Home health and hospice:
Home health	478.1	28.6	28.8
Hospice	31.7	—	—
Total home health and hospice	509.8	28.6	28.8
Total net operating revenues	$3,162.9	$2,405.9	$2,273.2

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

19.	Quarterly Data (Unaudited):

	2015
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$740.6	$764.4	$778.6	$879.3	$3,162.9
Operating earnings (a)	105.6	123.4	121.2	135.5	485.7
Provision for income tax expense	30.3	32.2	35.9	43.5	141.9
Income from continuing operations	59.3	61.8	67.5	65.1	253.7
(Loss) income from discontinued operations, net of tax	(0.3)	(1.6)	0.3	0.7	(0.9)
Net income	59.0	60.2	67.8	65.8	252.8
Less: Net income attributable to noncontrolling interests	(16.5)	(17.3)	(17.1)	(18.8)	(69.7)
Net income attributable to HealthSouth	$42.5	$42.9	$50.7	$47.0	$183.1
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.47	$0.49	$0.56	$0.51	$2.03
Discontinued operations	—	(0.02)	—	0.01	(0.01)
Net income	$0.47	$0.47	$0.56	$0.52	$2.02
Diluted earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.44	$0.47	$0.52	$0.48	$1.92
Discontinued operations	—	(0.02)	—	0.01	(0.01)
Net income	$0.44	$0.45	$0.52	$0.49	$1.91

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

Deferred income tax assets to Other long-term liabilities. The impact of this revision was to increase total assets and increase liabilities for Nonguarantor Subsidiaries, with an offset to Eliminating Entries. This revision was not material to the related financial statements as of and for the year ended December 31, 2014 and had no impact on our condensed consolidated balance sheet as of December 31, 2014.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.4	$1,927.0	$1,320.0	$(103.5)	$3,162.9
Less: Provision for doubtful accounts	—	(34.6)	(12.6)	—	(47.2)
Net operating revenues less provision for doubtful accounts	19.4	1,892.4	1,307.4	(103.5)	3,115.7
Operating expenses:
Salaries and benefits	49.4	893.2	745.3	(17.1)	1,670.8
Other operating expenses	31.3	274.7	167.4	(41.3)	432.1
Occupancy costs	4.0	69.4	25.6	(45.1)	53.9
Supplies	—	85.2	43.5	—	128.7
General and administrative expenses	128.3	—	5.0	—	133.3
Depreciation and amortization	9.9	84.3	45.5	—	139.7
Government, class action, and related settlements	7.5	—	—	—	7.5
Professional fees—accounting, tax, and legal	3.0	—	—	—	3.0
Total operating expenses	233.4	1,406.8	1,032.3	(103.5)	2,569.0
Loss on early extinguishment of debt	22.4	—	—	—	22.4
Interest expense and amortization of debt discounts and fees	130.0	11.9	12.4	(11.4)	142.9
Other income	(13.6)	(0.2)	(3.1)	11.4	(5.5)
Equity in net income of nonconsolidated affiliates	—	(8.5)	(0.2)	—	(8.7)
Equity in net income of consolidated affiliates	(322.7)	(34.5)	—	357.2	—
Management fees	(119.7)	91.6	28.1	—	—
Income from continuing operations before income tax (benefit) expense	89.6	425.3	237.9	(357.2)	395.6
Provision for income tax (benefit) expense	(94.6)	169.7	66.8	—	141.9
Income from continuing operations	184.2	255.6	171.1	(357.2)	253.7
(Loss) income from discontinued operations, net of tax	(1.1)	—	0.2	—	(0.9)
Net income	183.1	255.6	171.3	(357.2)	252.8
Less: Net income attributable to noncontrolling interests	—	—	(69.7)	—	(69.7)
Net income attributable to HealthSouth	$183.1	$255.6	$101.6	$(357.2)	$183.1
Comprehensive income	$182.4	$255.6	$171.3	$(357.2)	$252.1
Comprehensive income attributable to HealthSouth	$182.4	$255.6	$101.6	$(357.2)	$182.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$16.1	$1,719.1	$761.1	$(90.4)	$2,405.9
Less: Provision for doubtful accounts	—	(22.3)	(9.3)	—	(31.6)
Net operating revenues less provision for doubtful accounts	16.1	1,696.8	751.8	(90.4)	2,374.3
Operating expenses:
Salaries and benefits	22.3	795.7	358.8	(15.1)	1,161.7
Other operating expenses	21.6	246.7	120.1	(36.8)	351.6
Occupancy costs	4.2	58.2	17.7	(38.5)	41.6
Supplies	—	78.6	33.3	—	111.9
General and administrative expenses	124.8	—	—	—	124.8
Depreciation and amortization	9.7	71.9	26.1	—	107.7
Government, class action, and related settlements	(1.7)	—	—	—	(1.7)
Professional fees—accounting, tax, and legal	9.3	—	—	—	9.3
Total operating expenses	190.2	1,251.1	556.0	(90.4)	1,906.9
Loss on early extinguishment of debt	13.2	—	—	—	13.2
Interest expense and amortization of debt discounts and fees	99.8	7.8	2.8	(1.2)	109.2
Other income	(0.7)	(28.5)	(3.2)	1.2	(31.2)
Equity in net income of nonconsolidated affiliates	—	(10.7)	—	—	(10.7)
Equity in net income of consolidated affiliates	(314.0)	(30.6)	—	344.6	—
Management fees	(107.9)	82.2	25.7	—	—
Income from continuing operations before income tax (benefit) expense	135.5	425.5	170.5	(344.6)	386.9
Provision for income tax (benefit) expense	(80.8)	148.0	43.5	—	110.7
Income from continuing operations	216.3	277.5	127.0	(344.6)	276.2
Income (loss) from discontinued operations, net of tax	5.7	—	(0.2)	—	5.5
Net income	222.0	277.5	126.8	(344.6)	281.7
Less: Net income attributable to noncontrolling interests	—	—	(59.7)	—	(59.7)
Net income attributable to HealthSouth	$222.0	$277.5	$67.1	$(344.6)	$222.0
Comprehensive income	$221.6	$277.5	$126.8	$(344.6)	$281.3
Comprehensive income attributable to HealthSouth	$221.6	$277.5	$67.1	$(344.6)	$221.6

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$12.2	$1,622.4	$709.8	$(71.2)	$2,273.2
Less: Provision for doubtful accounts	—	(18.3)	(7.7)	—	(26.0)
Net operating revenues less provision for doubtful accounts	12.2	1,604.1	702.1	(71.2)	2,247.2
Operating expenses:
Salaries and benefits	12.1	757.7	334.4	(14.5)	1,089.7
Other operating expenses	10.8	238.5	107.5	(33.8)	323.0
Occupancy costs	4.1	48.3	17.5	(22.9)	47.0
Supplies	—	73.8	31.6	—	105.4
General and administrative expenses	119.1	—	—	—	119.1
Depreciation and amortization	8.8	65.1	20.8	—	94.7
Government, class action, and related settlements	(23.5)	—	—	—	(23.5)
Professional fees—accounting, tax, and legal	9.5	—	—	—	9.5
Total operating expenses	140.9	1,183.4	511.8	(71.2)	1,764.9
Loss on early extinguishment of debt	2.4	—	—	—	2.4
Interest expense and amortization of debt discounts and fees	90.4	8.1	3.1	(1.2)	100.4
Other income	(1.0)	(1.2)	(3.5)	1.2	(4.5)
Equity in net income of nonconsolidated affiliates	(3.6)	(7.5)	(0.1)	—	(11.2)
Equity in net income of consolidated affiliates	(268.0)	(20.6)	—	288.6	—
Management fees	(102.3)	78.6	23.7	—	—
Income from continuing operations before income tax (benefit) expense	153.4	363.3	167.1	(288.6)	395.2
Provision for income tax (benefit) expense	(169.0)	134.4	47.3	—	12.7
Income from continuing operations	322.4	228.9	119.8	(288.6)	382.5
Income (loss) from discontinued operations, net of tax	1.2	(0.8)	(1.5)	—	(1.1)
Net income	323.6	228.1	118.3	(288.6)	381.4
Less: Net income attributable to noncontrolling interests	—	—	(57.8)	—	(57.8)
Net income attributable to HealthSouth	$323.6	$228.1	$60.5	$(288.6)	$323.6
Comprehensive income	$322.1	$228.1	$118.3	$(288.6)	$379.9
Comprehensive income attributable to HealthSouth	$322.1	$228.1	$60.5	$(288.6)	$322.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.2	$1.3	$19.1	$—	$61.6
Restricted cash	—	—	45.9	—	45.9
Accounts receivable, net	—	267.2	143.3	—	410.5
Prepaid expenses and other current assets	29.3	22.7	47.5	(18.8)	80.7
Total current assets	70.5	291.2	255.8	(18.8)	598.7
Property and equipment, net	14.5	965.7	329.9	—	1,310.1
Goodwill	—	863.2	1,026.9	—	1,890.1
Intangible assets, net	8.8	123.2	287.4	—	419.4
Deferred income tax assets	176.2	64.1	—	(49.5)	190.8
Other long-term assets	48.6	75.3	73.1	—	197.0
Intercompany notes receivable	546.6	—	—	(546.6)	—
Intercompany receivable and investments in consolidated affiliates	2,779.7	—	—	(2,779.7)	—
Total assets	$3,644.9	$2,382.7	$1,973.1	$(3,394.6)	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.8	$7.5	$(17.5)	$36.8
Accounts payable	5.8	35.2	20.6	—	61.6
Accrued payroll	27.7	50.7	47.8	—	126.2
Accrued interest payable	26.5	2.9	0.3	—	29.7
Other current liabilities	68.0	19.0	86.4	(1.3)	172.1
Total current liabilities	168.0	114.6	162.6	(18.8)	426.4
Long-term debt, net of current portion	2,821.9	255.6	57.2	—	3,134.7
Intercompany notes payable	—	—	546.6	(546.6)	—
Self-insured risks	19.8	—	81.8	—	101.6
Other long-term liabilities	23.8	12.4	55.9	(49.1)	43.0
Intercompany payable	—	141.7	179.1	(320.8)	—
	3,033.5	524.3	1,083.2	(935.3)	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	121.1	—	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	611.4	1,858.4	600.9	(2,459.3)	611.4
Noncontrolling interests	—	—	167.9	—	167.9
Total shareholders’ equity	611.4	1,858.4	768.8	(2,459.3)	779.3
Total liabilities and shareholders’ equity	$3,644.9	$2,382.7	$1,973.1	$(3,394.6)	$4,606.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.9	$1.5	$23.3	$—	$66.7
Restricted cash	—	—	45.6	—	45.6
Accounts receivable, net	—	202.6	120.6	—	323.2
Deferred income tax assets	125.0	39.8	23.6	—	188.4
Prepaid expenses and other current assets	30.9	15.4	35.2	(18.8)	62.7
Total current assets	197.8	259.3	248.3	(18.8)	686.6
Property and equipment, net	16.1	752.0	251.6	—	1,019.7
Goodwill	—	279.6	804.4	—	1,084.0
Intangible assets, net	11.3	50.6	244.2	—	306.1
Deferred income tax assets	163.3	17.5	—	(51.4)	129.4
Other long-term assets	55.8	42.5	64.2	—	162.5
Intercompany notes receivable	385.2	—	—	(385.2)	—
Intercompany receivable and investments in consolidated affiliates	1,898.7	—	—	(1,898.7)	—
Total assets	$2,728.2	$1,401.5	$1,612.7	$(2,354.1)	$3,388.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$27.9	$4.2	$6.2	$(17.5)	$20.8
Accounts payable	9.3	29.5	14.6	—	53.4
Accrued payroll	17.5	55.6	50.2	—	123.3
Accrued interest payable	19.2	1.8	0.2	—	21.2
Other current liabilities	70.4	15.2	61.3	(1.3)	145.6
Total current liabilities	144.3	106.3	132.5	(18.8)	364.3
Long-term debt, net of current portion	1,973.4	83.9	33.1	—	2,090.4
Intercompany notes payable	—	—	385.2	(385.2)	—
Self-insured risks	22.9	—	75.8	—	98.7
Other long-term liabilities	21.2	12.7	55.0	(51.4)	37.5
Intercompany payable	—	381.0	173.2	(554.2)	—
	2,161.8	583.9	854.8	(1,009.6)	2,590.9
Commitments and contingencies
Convertible perpetual preferred stock	93.2	—	—	—	93.2
Redeemable noncontrolling interests	—	—	84.7	—	84.7
Shareholders’ equity:
HealthSouth shareholders’ equity	473.2	817.6	526.9	(1,344.5)	473.2
Noncontrolling interests	—	—	146.3	—	146.3
Total shareholders’ equity	473.2	817.6	673.2	(1,344.5)	619.5
Total liabilities and shareholders’ equity	$2,728.2	$1,401.5	$1,612.7	$(2,354.1)	$3,388.3

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$29.6	$222.6	$232.2	$0.4	$484.8
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(954.6)	—	(30.5)	—	(985.1)
Purchases of property and equipment	(15.9)	(46.1)	(66.4)	—	(128.4)
Capitalized software costs	(24.5)	(0.4)	(3.2)	—	(28.1)
Proceeds from sale of restricted investments	—	—	0.2	—	0.2
Proceeds from sale of marketable securities	12.8	—	—	—	12.8
Purchases of restricted investments	—	—	(7.1)	—	(7.1)
Net change in restricted cash	—	—	2.7	—	2.7
Funding of intercompany note receivable	(2.0)	—	—	2.0	—
Proceeds from repayment of intercompany note receivable	24.0	—	—	(24.0)	—
Other	(0.5)	2.3	0.9	—	2.7
Net cash provided by investing activities of discontinued operations	0.5	—	—	—	0.5
Net cash used in investing activities	(960.2)	(44.2)	(103.4)	(22.0)	(1,129.8)
Cash flows from financing activities:
Principal borrowings on term loan facilities	250.0	—	2.0	(2.0)	250.0
Proceeds from bond issuance	1,400.0	—	—	—	1,400.0
Principal payments on debt, including pre-payments	(595.0)	(1.6)	(0.8)	—	(597.4)
Principal payments on intercompany note payable	—	—	(24.0)	24.0	—
Borrowings on revolving credit facility	540.0	—	—	—	540.0
Payments on revolving credit facility	(735.0)	—	—	—	(735.0)
Debt amendment and issuance costs	(31.9)	—	—	—	(31.9)
Principal payments under capital lease obligations	(0.3)	(4.5)	(6.2)	—	(11.0)
Repurchases of common stock, including fees and expenses	(45.3)	—	—	—	(45.3)
Dividends paid on common stock	(77.2)	—	—	—	(77.2)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(54.4)	—	(54.4)
Other	2.2	1.5	1.5	—	5.2
Change in intercompany advances	225.5	(174.0)	(51.1)	(0.4)	—
Net cash provided by (used in) financing activities	929.9	(178.6)	(133.0)	21.6	639.9
Decrease in cash and cash equivalents	(0.7)	(0.2)	(4.2)	—	(5.1)
Cash and cash equivalents at beginning of year	41.9	1.5	23.3	—	66.7
Cash and cash equivalents at end of year	$41.2	$1.3	$19.1	$—	$61.6

Supplemental schedule of noncash investing activity:
Conversion of preferred stock to common stock	$93.2	$—	$—	$—	$93.2
Intercompany note activity	(183.5)	—	183.5	—	—

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$21.9	$260.1	$162.9	$—	$444.9
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(674.6)	—	(20.2)	—	(694.8)
Purchases of property and equipment	(15.6)	(124.0)	(31.3)	—	(170.9)
Capitalized software costs	(8.6)	(1.4)	(7.0)	—	(17.0)
Proceeds from sale of restricted investments	—	—	0.3	—	0.3
Purchases of restricted investments	—	—	(3.5)	—	(3.5)
Net change in restricted cash	1.0	—	5.8	—	6.8
Other	—	(0.7)	2.9	—	2.2
Net cash used in investing activities	(697.8)	(126.1)	(53.0)	—	(876.9)
Cash flows from financing activities:
Principal borrowings on term loan facilities	450.0	—	—	—	450.0
Proceeds from bond issuance	175.0	—	—	—	175.0
Principal payments on debt, including pre-payments	(298.0)	(1.5)	(3.1)	—	(302.6)
Borrowings on revolving credit facility	440.0	—	—	—	440.0
Payments on revolving credit facility	(160.0)	—	—	—	(160.0)
Principal payments under capital lease obligations	(0.3)	(2.5)	(3.3)	—	(6.1)
Debt amendment and issuance costs	(6.5)	—	—	—	(6.5)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(65.8)	—	—	—	(65.8)
Dividends paid on convertible perpetual preferred stock	(6.3)	—	—	—	(6.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(54.1)	—	(54.1)
Proceeds from exercising stock warrants	6.3	—	—	—	6.3
Other	7.4	—	—	—	7.4
Change in intercompany advances	158.6	(130.8)	(27.8)	—	—
Net cash provided by (used in) financing activities	657.3	(134.8)	(88.3)	—	434.2
(Decrease) increase in cash and cash equivalents	(18.6)	(0.8)	21.6	—	2.2
Cash and cash equivalents at beginning of year	60.5	2.3	1.7	—	64.5
Cash and cash equivalents at end of year	$41.9	$1.5	$23.3	$—	$66.7

Supplemental schedule of noncash financing activities:
Equity rollover from Encompass management	$—	$—	$64.5	$—	$64.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2013
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$113.2	$235.7	$121.4	$—	$470.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(28.9)	—	—	(28.9)
Purchases of property and equipment	(2.8)	(167.9)	(24.5)	—	(195.2)
Capitalized software costs	(6.0)	(11.1)	(4.2)	—	(21.3)
Proceeds from sale of restricted investments	—	—	16.9	—	16.9
Proceeds from sale of Digital Hospital	10.8	—	—	—	10.8
Purchases of restricted investments	—	—	(9.2)	—	(9.2)
Net change in restricted cash	(0.2)	—	(2.9)	—	(3.1)
Other	—	0.9	(0.4)	—	0.5
Net cash provided by investing activities of discontinued operations	—	3.1	0.2	—	3.3
Net cash provided by (used in) investing activities	1.8	(203.9)	(24.1)	—	(226.2)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(59.5)	(1.3)	(1.7)	—	(62.5)
Principal borrowings on notes	—	—	15.2	—	15.2
Borrowings on revolving credit facility	197.0	—	—	—	197.0
Payments on revolving credit facility	(152.0)	—	—	—	(152.0)
Principal payments under capital lease obligations	(0.3)	(6.3)	(3.5)	—	(10.1)
Debt amendment and issuance costs	(2.6)	—	—	—	(2.6)
Repurchases of common stock, including fees and expenses	(234.1)	—	—	—	(234.1)
Dividends paid on common stock	(15.7)	—	—	—	(15.7)
Dividends paid on convertible perpetual preferred stock	(23.0)	—	—	—	(23.0)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(46.3)	—	(46.3)
Proceeds from exercising stock warrants	15.3	—	—	—	15.3
Other	4.8	—	1.6	—	6.4
Change in intercompany advances	84.3	(22.2)	(62.1)	—	—
Net cash used in financing activities	(185.8)	(29.8)	(96.8)	—	(312.4)
(Decrease) increase in cash and cash equivalents	(70.8)	2.0	0.5	—	(68.3)
Cash and cash equivalents at beginning of year	131.3	0.3	1.2	—	132.8
Cash and cash equivalents at end of year	$60.5	$2.3	$1.7	$—	$64.5

Supplemental schedule of noncash financing activities:
Convertible debt issued	$320.0	$—	$—	$—	$320.0
Repurchase of preferred stock	(320.0)	—	—	—	(320.0)

EXHIBIT LIST

No.	Description
2.1
Stock Purchase Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., the sellers party thereto, HealthSouth Corporation, HealthSouth Home Health Corporation, and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015).#

2.2
Rollover Stock Agreement, dated as of November 23, 2014, by and among HealthSouth Corporation, HealthSouth Home Health Holdings, Inc., and the selling stockholders of EHHI Holdings, Inc. named therein (incorporated by reference to Exhibit 2.2 to HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015).#

2.3
Acquisition Agreement, dated as of June 10, 2015, by and among HealthSouth Corporation, HealthSouth Acquisition Holdings, LLC, Reliant Holding Company, LLC, Reliant Hospital Partners, LLC, Nautic Partners VI, L.P., Nautic Partners VI-A, L.P., Reliant Blocker Corp., the additional indemnitors listed therein, and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to HealthSouth’s Current Report on Form 8-K filed on June 12, 2015).#

3.1.1	Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998.*

3.1.2
Certificate of Amendment to the Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on October 25, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on October 31, 2006).

3.1.3
Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on March 9, 2006).

3.2	Amended and Restated Bylaws of HealthSouth Corporation, effective as of May 7, 2015 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on May 11, 2015).

4.1
Warrant Agreement, dated as of September 30, 2009, among HealthSouth Corporation and Computershare Inc. and Computershare Trust Company, N.A., jointly and severally as warrant agent (incorporated by reference to Exhibit 4.1 to HealthSouth’s Registration Statement on Form 8-A filed on October 1, 2009).

4.2.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to HealthSouth’s 7.250% Senior Notes due 2018, 7.750% Senior Notes due 2022, 5.75% Senior Notes due 2024, and 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.2.2
First Supplemental Indenture, dated December 1, 2009, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.7.2 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

4.2.3
Second Supplemental Indenture, dated as of October 7, 2010, among HealthSouth Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

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

4.2.6
Fifth Supplemental Indenture, dated as of March 12, 2015, among HealthSouth Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to HealthSouth’s 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on March 12, 2015).

4.2.7
Sixth Supplemental Indenture, dated as of August 7, 2015, among HealthSouth Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to HealthSouth’s 5.75% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to HealthSouth’s Current Report on Form 8-K filed on August 12, 2015).

4.2.8
Registration Rights Agreement, dated August 7, 2015, among HealthSouth Corporation, the subsidiary guarantors named therein and the several initial purchasers named therein (incorporated by reference to Exhibit 4.5 to HealthSouth’s Current Report on Form 8-K filed on August 12, 2015).

4.2.9
Seventh Supplemental Indenture, dated as of September 16, 2015, among HealthSouth Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to HealthSouth’s 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to HealthSouth’s Current Report on Form 8-K filed on September 21, 2015).

4.2.10
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

10.1.1	HealthSouth Corporation Amended and Restated 2004 Director Incentive Plan.** +

10.1.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).** +

10.2	Form of Indemnity Agreement entered into between HealthSouth Corporation and the directors of HealthSouth.* +

10.3	HealthSouth Corporation Third Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 8, 2014). +

10.4
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, “Other Matters,” in HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.5
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 6, 2015).+

10.6
Description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 6, 2015).+

10.7	HealthSouth Corporation Fourth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on October 29, 2013).+

10.8	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on July 29, 2014).+

10.9.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.9.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).**+

10.10.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.10.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.28.2 to HealthSouth’s Annual Report on Form 10-K filed on February 24, 2009). +

10.10.3
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.10.4
Form of Restricted Stock Agreement (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.10.5
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011 and the description in Item 5, “Other Items,” in HealthSouth’s Quarterly Report on Form 10-Q filed on July 30, 2013).+

10.10.6
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.11	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed on February 19, 2013).+

10.12.1
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

10.12.2
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

10.12.3
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

10.12.4
Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of December 23, 2014, among HealthSouth Corporation, its subsidiary guarantors, the lenders party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 23, 2014).

10.12.5
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

10.12.6
Fourth Amendment and Additional Tranches of Term Loans Amendment to Third Amended and Restated Credit Agreement, dated as of July 29, 2015, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.2 to HealthSouth’s Quarterly Report on Form 10-Q filed on October 29, 2015).
.

10.12.7
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.13
Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc. (incorporated by reference to Exhibit 10.19 to HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015).ˆ

10.14
Amended and Restated Senior Management Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., April Anthony, HealthSouth Corporation, and solely for purposes of Sections 6(b) and 6(j) thereof, Thoma Cressey Fund VIII, L.P. (incorporated by reference to Exhibit 10.20 to HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015).+

12.1	Computation of Ratios.

21.1	Subsidiaries of HealthSouth Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

**	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+	Management contract or compensatory plan or arrangement.

ˆ
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.