Form 10-Q
period 2016-03-31
HEALTHSOUTH CORP
filed 2016-04-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

The registrant had 90,014,022 shares of common stock outstanding, net of treasury shares, as of April 20, 2016.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as uncertainties and factors discussed in Part II, Item 1A, Risk Factors, and elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to such claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems;

•	new or changing quality reporting requirements impacting operational costs or our Medicare reimbursement;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

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
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Net operating revenues	$909.8	$740.6
Less: Provision for doubtful accounts	(16.5)	(11.6)
Net operating revenues less provision for doubtful accounts	893.3	729.0
Operating expenses:
Salaries and benefits	486.1	385.1
Other operating expenses	119.2	103.2
Occupancy costs	18.0	12.1
Supplies	35.0	31.4
General and administrative expenses	31.9	34.6
Depreciation and amortization	42.4	31.9
Government, class action, and related settlements	—	8.0
Professional fees—accounting, tax, and legal	0.2	2.2
Total operating expenses	732.8	608.5
Loss on early extinguishment of debt	2.4	1.2
Interest expense and amortization of debt discounts and fees	44.6	31.8
Other income	(0.6)	(0.5)
Equity in net income of nonconsolidated affiliates	(2.4)	(1.6)
Income from continuing operations before income tax expense	116.5	89.6
Provision for income tax expense	39.7	30.3
Income from continuing operations	76.8	59.3
Loss from discontinued operations, net of tax	(0.1)	(0.3)
Net income	76.7	59.0
Less: Net income attributable to noncontrolling interests	(18.7)	(16.5)
Net income attributable to HealthSouth	58.0	42.5
Less: Convertible perpetual preferred stock dividends	—	(1.6)
Net income attributable to HealthSouth common shareholders	$58.0	$40.9

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	89.5	87.1
Diluted	99.4	101.1

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.65	$0.47
Discontinued operations	—	—
Net income	$0.65	$0.47
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.61	$0.44
Discontinued operations	—	—
Net income	$0.61	$0.44

Cash dividends per common share	$0.23	$0.21

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$58.1	$42.8
Loss from discontinued operations, net of tax	(0.1)	(0.3)
Net income attributable to HealthSouth	$58.0	$42.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Millions)
COMPREHENSIVE INCOME
Net income	$76.7	$59.0
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.2	0.1
Other comprehensive income before income taxes	0.2	0.1
Provision for income tax expense related to other comprehensive income items	(0.1)	—
Other comprehensive income, net of tax	0.1	0.1
Comprehensive income	76.8	59.1
Comprehensive income attributable to noncontrolling interests	(18.7)	(16.5)
Comprehensive income attributable to HealthSouth	$58.1	$42.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$73.2	$61.6
Accounts receivable, net of allowance for doubtful accounts of $44.7 in 2016; $39.3 in 2015	431.9	410.5
Other current assets	127.0	126.6
Total current assets	632.1	598.7
Property and equipment, net	1,317.7	1,310.1
Goodwill	1,891.9	1,890.1
Intangible assets, net	415.8	419.4
Deferred income tax assets	145.0	190.8
Other long-term assets	205.8	197.0
Total assets(1)	$4,608.3	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.6	$36.8
Accounts payable	62.7	61.6
Accrued expenses and other current liabilities	364.5	328.0
Total current liabilities	463.8	426.4
Long-term debt, net of current portion	3,079.6	3,134.7
Other long-term liabilities	144.8	144.6
	3,688.2	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	96.2	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	649.5	611.4
Noncontrolling interests	174.4	167.9
Total shareholders’ equity	823.9	779.3
Total liabilities(1) and shareholders’ equity	$4,608.3	$4,606.1

(1)
Our consolidated assets as of March 31, 2016 include total assets of variable interest entities of $247.3 million, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2016 include total liabilities of the variable interest entities of $54.0 million. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2016
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3
Net income	—	—	—	58.0	—	—	14.8	72.8
Receipt of treasury stock	(0.4)	—	—	—	—	(9.9)	—	(9.9)
Dividends declared on common stock	—	—	(20.8)	—	—	—	—	(20.8)
Stock-based compensation	—	—	5.9	—	—	—	—	5.9
Stock options exercised	0.2	—	5.0	—	—	(4.6)	—	0.4
Distributions declared	—	—	—	—	—	—	(17.1)	(17.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	7.4	7.4
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	16.3	—	—	—	—	16.3
Repurchases of common stock in open market	(0.4)	—	—	—	—	(12.9)	—	(12.9)
Other	0.5	—	1.2	—	0.1	(0.2)	1.4	2.5
Balance at end of period	90.0	$1.1	$2,842.5	$(1,638.0)	$(1.1)	$(555.0)	$174.4	$823.9

	Three Months Ended March 31, 2015
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	42.5	—	—	13.6	56.1
Receipt of treasury stock	(0.5)	—	—	—	—	(14.9)	—	(14.9)
Dividends declared on common stock	—	—	(18.7)	—	—	—	—	(18.7)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	9.1	—	—	—	—	9.1
Stock options exercised	0.2	—	5.5	—	—	(3.6)	—	1.9
Distributions declared	—	—	—	—	—	—	(12.4)	(12.4)
Other	0.7	—	0.8	—	0.1	(0.1)	0.6	1.4
Balance at end of period	88.2	$1.0	$2,805.6	$(1,836.6)	$(0.4)	$(477.3)	$148.1	$640.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Cash flows from operating activities:
Net income	$76.7	$59.0
Loss from discontinued operations, net of tax	0.1	0.3
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	16.5	11.6
Depreciation and amortization	42.4	31.9
Equity in net income of nonconsolidated affiliates	(2.4)	(1.6)
Distributions from nonconsolidated affiliates	1.7	1.9
Stock-based compensation	4.5	9.4
Deferred tax expense	34.7	26.8
Other	5.9	10.8
Change in assets and liabilities—
Accounts receivable	(45.7)	(37.3)
Other assets	1.8	(2.9)
Accounts payable	0.6	2.1
Accrued payroll	20.9	(23.3)
Other liabilities	4.1	5.4
Premium received on bond issuance	—	8.0
Premium paid on redemption of bonds	(1.9)	—
Net cash used in operating activities of discontinued operations	(0.2)	(0.1)
Total adjustments	82.9	42.7
Net cash provided by operating activities	159.7	102.0

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(31.4)	(17.7)
Capitalized software costs	(7.7)	(8.9)
Acquisitions of businesses, net of cash acquired	—	(7.3)
Net change in restricted cash	(3.2)	(15.0)
Other	2.8	3.2
Net cash used in investing activities	(39.5)	(45.7)
Cash flows from financing activities:
Proceeds from bond issuance	—	700.0
Principal payments on debt, including pre-payments	(56.3)	(252.9)
Borrowings on revolving credit facility	60.0	35.0
Payments on revolving credit facility	(60.0)	(350.0)
Debt amendment and issuance costs	—	(13.7)
Repurchases of common stock, including fees and expenses	(12.9)	—
Dividends paid on common stock	(21.3)	(18.6)
Dividends paid on convertible perpetual preferred stock	—	(1.6)
Distributions paid to noncontrolling interests of consolidated affiliates	(15.6)	(13.2)
Other	(2.5)	0.3
Net cash (used in) provided by financing activities	(108.6)	85.3
Increase in cash and cash equivalents	11.6	141.6
Cash and cash equivalents at beginning of period	61.6	66.7
Cash and cash equivalents at end of period	$73.2	$208.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 34 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 24, 2016 (the “2015 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2015 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
See also Note 12, Segment Reporting.
Variable Interest Entities—
Effective January 1, 2016, in connection with our adoption of ASU 2015-02, we updated our evaluation of all jointly held legal entities to determine whether they are now variable interest entities (“VIEs”) under the new guidance. Any entity considered a VIE is evaluated to determine which party is the primary beneficiary and thus should consolidate the VIE. This analysis is complex, involves uncertainties, and requires significant judgment on various matters. In order to determine if we are the primary beneficiary of a VIE, we must determine what activities most significantly impact the economic performance of the entity, whether we have the power to direct those activities, and if our obligation to absorb losses or receive benefits from the VIE could potentially be significant to the VIE.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2016	2015
Medicare	75.4%	74.9%
Medicare Advantage	7.8%	8.2%
Managed care	9.5%	10.0%
Medicaid	3.4%	2.6%
Other third-party payors	1.4%	1.5%
Workers’ compensation	0.9%	0.9%
Patients	0.5%	0.7%
Other income	1.1%	1.2%
Total	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2016	2015
Medicare	73.8%	73.5%
Medicare Advantage	7.6%	8.3%
Managed care	11.0%	11.2%
Medicaid	3.0%	2.0%
Other third-party payors	1.6%	1.7%
Workers’ compensation	1.1%	1.1%
Patients	0.6%	0.8%
Other income	1.3%	1.4%
Total	100.0%	100.0%
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2016	2015
Medicare	83.5%	83.8%
Medicare Advantage	8.7%	7.3%
Managed care	2.7%	3.1%
Medicaid	4.9%	5.6%
Other third-party payors	—%	0.1%
Patients	0.1%	0.1%
Other income	0.1%	—%
Total	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2015 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.
Recent Accounting Pronouncements—
In February 2015, the FASB issued ASU 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are VIEs. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This standard was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. We elected to adopt this guidance using the modified retrospective approach. Our adoption of this guidance resulted in certain limited partnership-like entities that were previously consolidated as voting interest entities to now be consolidated as VIEs, for

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

which additional disclosures are required. Our adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations, or cash flows. See Note 3, Variable Interest Entities.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. This standard will be effective for HealthSouth for the annual reporting period beginning after December 15, 2018. Early adoption is permitted. We continue to review the requirements of this standard and any potential impact it may have on our financial position, results of operations, or cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This will require us to reclassify tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) to the extent of previous windfalls from Capital in excess of par value to Provision for income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. In addition, all income tax-related cash flows resulting from share-based payments are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. Finally, the standard clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. For public companies, this guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We continue to review the requirements of this standard and any potential impact it may have on our financial position, results of operations, or cash flows.

2.	Business Combinations
In February 2016, we acquired 50% of the inpatient rehabilitation hospital at CHI St. Vincent Hot Springs (“Hot Springs”), a 20-bed inpatient rehabilitation hospital in Hot Springs, Arkansas, through a joint venture with St. Vincent Community Health Services, Inc. The acquisition, which was funded through a contribution to the consolidated joint venture, was not material to our financial position, results of operations, or cash flows. The Hot Springs transaction was made to enhance our position and ability to provide inpatient rehabilitative services to patients in Hot Springs and its surrounding areas. As a result of this transaction, Goodwill increased by $1.8 million, none of which is deductible for federal income tax purposes. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired hospital from its respective date of acquisition. Assets acquired and liabilities assumed, if any, were recorded at their estimated fair values as of the respective acquisition date. The fair value of the identifiable intangible asset was based on valuations using the income approach. The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$5.1
Identifiable intangible asset:
Trade name (useful life of 20 years)	0.2
Goodwill	1.8
Total assets acquired	$7.1
Information regarding the net cash paid was as follows (in millions):

Three Months Ended March 31, 2016
Fair value of assets acquired	$5.3
Goodwill	1.8
Fair value of noncontrolling interest owned by joint venture partner	(7.1)
Net cash paid for acquisition	$—
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transaction from its respective date of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisition been January 1, 2015 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to March 31, 2016	$0.3	$(0.7)
Combined entity: Supplemental pro forma from 01/01/2016-03/31/2016	910.1	58.0
Combined entity: Supplemental pro forma from 01/01/2015-03/31/2015	741.6	42.6
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding acquisitions completed in 2015.

3.	Variable Interest Entities
As of March 31, 2016, we consolidated ten limited partnership-like entities that are VIEs and of which we are the primary beneficiary. All ten of these entities were also consolidated as of December 31, 2015. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1.6
Accounts receivable, net of allowance for doubtful accounts	28.9
Other current assets	6.4
Total current assets	36.9
Property and equipment, net	126.8
Goodwill	73.5
Intangible assets, net	9.2
Other long-term assets	0.9
Total assets	$247.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.4
Accounts payable	7.5
Accrued expenses and other current liabilities	14.2
Total current liabilities	23.1
Long-term debt, net of current portion	30.9
Total liabilities	$54.0

4.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2016 and December 31, 2015, we had $12.5 million and $11.7 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2016	2015
Net operating revenues	$11.2	$8.2
Operating expenses	(3.2)	(3.9)
Income from continuing operations, net of tax	5.0	3.9
Net income	5.0	3.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2016	December 31, 2015
Credit Agreement—
Advances under revolving credit facility	$130.0	$130.0
Term loan facilities	437.8	443.3
Bonds payable—
7.75% Senior Notes due 2022	124.8	174.3
5.125% Senior Notes due 2023	294.8	294.6
5.75% Senior Notes due 2024	1,192.7	1,192.6
5.75% Senior Notes due 2025	343.5	343.4
2.00% Convertible Senior Subordinated Notes due 2043	268.3	265.9
Other notes payable	38.4	39.2
Capital lease obligations	285.9	288.2
	3,116.2	3,171.5
Less: Current portion	(36.6)	(36.8)
Long-term debt, net of current portion	$3,079.6	$3,134.7
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2016	$27.8	$27.8
2017	36.5	36.5
2018	36.6	36.6
2019	39.6	39.6
2020	813.7	760.4
2021	10.1	10.1
Thereafter	2,225.4	2,205.2
Total	$3,189.7	$3,116.2
On February 23, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”). On March 24, 2016, we completed this redemption using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the first quarter of 2016.
On April 6, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of an additional $50 million of the outstanding principal amount of the 2022 Notes. This optional redemption also will be made at a price of 103.875%, which will result in a total cash outlay of approximately $52 million when the transaction closes on May 6, 2016. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $2 million loss on early extinguishment of debt in the second quarter of 2016.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$121.1	$84.7
Net income attributable to noncontrolling interests	3.9	2.9
Distributions declared	(2.1)	(1.7)
Change in fair value	(26.7)	(1.2)
Balance at end of period	$96.2	$84.7
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,

	2016	2015
Net income attributable to nonredeemable noncontrolling interests	$14.8	$13.6
Net income attributable to redeemable noncontrolling interests	3.9	2.9
Net income attributable to noncontrolling interests	$18.7	$16.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$16.0	$—	$16.0	$—	M
Other long-term assets:
Restricted marketable securities	40.7	—	40.7	—	M
Redeemable noncontrolling interests	96.2	—	—	96.2	I
As of December 31, 2015
Other current assets:
Current portion of restricted marketable securities	$16.1	$—	$16.1	$—	M
Other long-term assets:
Restricted marketable securities	40.1	—	40.1	—	M
Redeemable noncontrolling interests	121.1	—	—	121.1	I
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

•
Redeemable noncontrolling interests - The fair value of the Redeemable noncontrolling interest related to our home health segment is determined using the product of a twelve-month specified performance measure and a specified median market price multiple based on a basket of public health companies. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures. See also Note 6, Redeemable Noncontrolling Interests.

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2016 and March 31, 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2015 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$130.0	$130.0	$130.0	$130.0
Term loan facilities	437.8	439.4	443.3	445.0
7.75% Senior Notes due 2022	124.8	131.5	174.3	183.7
5.125% Senior Notes due 2023	294.8	298.9	294.6	288.0
5.75% Senior Notes due 2024	1,192.7	1,218.0	1,192.6	1,146.0
5.75% Senior Notes due 2025	343.5	351.8	343.4	332.5
2.00% Convertible Senior Subordinated Notes due 2043	268.3	358.2	265.9	345.0
Other notes payable	38.4	38.4	39.2	39.2
Financial commitments:
Letters of credit	—	35.0	—	34.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2015 Form 10-K.

8.	Share-Based Payments
In February 2016, we issued a total of 0.7 million restricted stock awards to members of our management team. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance or market condition. For the awards that include a performance or market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2016, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2015 Form 10-K.

9.	Income Taxes
Our Provision for income tax expense of $39.7 million and $30.3 million for the three months ended March 31, 2016 and 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
The $145.0 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2016 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2016, we maintained a valuation allowance of $27.6 million due to uncertainties regarding our ability to utilize a portion of our state net operating losses (“NOLs”) and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our reported federal NOL of $64.1 million (approximately $183 million on a gross basis) as of March 31, 2016 excludes $15.5 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable. At March 31, 2016, we had unused federal tax credit carryforwards of $15.0 million. These credit carryforwards expire in various amounts at various times through 2036.
Total remaining gross unrecognized tax benefits were $3.0 million and $2.9 million as of March 31, 2016 and December 31, 2015, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2015	$2.9
Gross amount of increases in unrecognized tax benefits related to current periods	0.1
Balance at March 31, 2016	$3.0
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2016 and 2015 was not material. Accrued interest income related to income taxes as of March 31, 2016 and December 31, 2015 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We signed a new agreement in December 2015 for the 2016 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and will examine our 2015 and 2016 returns when filed. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. The IRS is also separately examining the 2013 return of one of our partnership affiliates acquired in the CareSouth transaction. We have settled federal income tax examinations with the IRS for all tax years through 2012. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by seven states for tax years ranging from 2007 through 2014.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic:
Numerator:
Income from continuing operations	$76.8	$59.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(18.7)	(16.5)
Less: Income allocated to participating securities	(0.2)	(0.3)
Less: Convertible perpetual preferred stock dividends	—	(1.6)
Income from continuing operations attributable to HealthSouth common shareholders	57.9	40.9
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(0.3)
Net income attributable to HealthSouth common shareholders	$57.8	$40.6
Denominator:
Basic weighted average common shares outstanding	89.5	87.1
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.65	$0.47
Discontinued operations	—	—
Net income	$0.65	$0.47

Diluted:
Numerator:
Income from continuing operations	$76.8	$59.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(18.7)	(16.5)
Add: Interest on convertible debt, net of tax	2.4	2.3
Income from continuing operations attributable to HealthSouth common shareholders	60.5	45.1
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(0.3)
Net income attributable to HealthSouth common shareholders	$60.4	$44.8
Denominator:
Diluted weighted average common shares outstanding	99.4	101.1
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.61	$0.44
Discontinued operations	—	—
Net income	$0.61	$0.44

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	89.5	87.1
Convertible perpetual preferred stock	—	3.2
Convertible senior subordinated notes	8.4	8.2
Restricted stock awards, dilutive stock options, restricted stock units, and common stock warrants	1.5	2.6
Diluted weighted average common shares outstanding	99.4	101.1
In October 2015 and February 2016, our board of directors declared cash dividends of $0.23 per share that were paid in January 2016 and April 2016, respectively. As of March 31, 2016 and December 31, 2015, accrued common stock dividends of $21.2 million and $21.3 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
The indenture underlying our convertible notes includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the convertible notes. The current conversion price of the convertible notes is $37.59 per share, and the conversion rate is 26.6011 for each $1,000 principal amount of the convertible notes.
See Note 8, Long-term Debt, Note 10, Convertible Perpetual Preferred Stock, and Note 16, Earnings per Common Share, to the consolidated financial statements accompanying the 2015 Form 10-K for additional information related to our convertible notes, common stock, common stock warrants, and convertible perpetual preferred stock.

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
Other Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims are derivative

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

in nature, and the claims are time-barred by the statute of limitations. The court has scheduled a hearing for May 19, 2016 to consider our motion to dismiss.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 29 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2016, we operate 122 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of March 31, 2016, we provide home health and hospice services in 213 locations across 24 states. Two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Basis of Presentation, “Variable Interest Entities,” to these condensed consolidated financial statements and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2015 Form 10-K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the payor composition of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Net operating revenues	$749.2	$630.3	$160.6	$110.3
Less: Provision for doubtful accounts	(15.6)	(11.0)	(0.9)	(0.6)
Net operating revenues less provision for doubtful accounts	733.6	619.3	159.7	109.7
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	369.9	306.4	—	—
Other operating expenses	104.8	95.2	—	—
Supplies	32.4	29.8	—	—
Occupancy costs	15.6	10.4	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	78.4	53.4
Support and overhead costs	—	—	57.0	38.1
	522.7	441.8	135.4	91.5
Other income	(0.6)	(0.5)	—	—
Equity in net income of nonconsolidated affiliates	(2.2)	(1.6)	(0.2)	—
Noncontrolling interests	16.8	15.2	1.9	1.3
Segment Adjusted EBITDA	$196.9	$164.4	$22.6	$16.9

Capital expenditures	$38.7	$26.3	$0.4	$0.3

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of March 31, 2016
Total assets	$3,583.1	$1,096.5	$4,608.3
Investments in and advances to nonconsolidated affiliates	9.9	2.6	12.5
As of December 31, 2015
Total assets	$3,589.0	$1,088.4	$4,606.1
Investments in and advances to nonconsolidated affiliates	9.3	2.4	11.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended March 31,
	2016	2015
Total segment Adjusted EBITDA	$219.5	$181.3
General and administrative expenses	(31.9)	(34.6)
Depreciation and amortization	(42.4)	(31.9)
(Loss) gain on disposal or impairment of assets	(0.2)	1.5
Government, class action, and related settlements	—	(8.0)
Professional fees - accounting, tax, and legal	(0.2)	(2.2)
Loss on early extinguishment of debt	(2.4)	(1.2)
Interest expense and amortization of debt discounts and fees	(44.6)	(31.8)
Net income attributable to noncontrolling interests	18.7	16.5
Income from continuing operations before income tax expense	$116.5	$89.6

	March 31, 2016	December 31, 2015
Total assets for reportable segments	$4,679.6	$4,677.4
Reclassification of deferred income tax liabilities to net deferred income tax assets	(71.3)	(71.3)
Total consolidated assets	$4,608.3	$4,606.1
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2016	2015
Inpatient rehabilitation:
Inpatient	$719.4	$606.6
Outpatient and other	29.8	23.7
Total inpatient rehabilitation	749.2	630.3
Home health and hospice:
Home health	150.9	103.9
Hospice	9.7	6.4
Total home health and hospice	160.6	110.3
Total net operating revenues	$909.8	$740.6

13.	Condensed Consolidating Financial Information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by HealthSouth, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. HealthSouth’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in nonguarantor subsidiaries and nonguarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting with the related investment presented within the line items Intercompany receivable and investments in consolidated affiliates and Intercompany payable in the accompanying condensed consolidating balance sheets.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.9	$550.7	$383.2	$(29.0)	$909.8
Less: Provision for doubtful accounts	—	(11.9)	(4.6)	—	(16.5)
Net operating revenues less provision for doubtful accounts	4.9	538.8	378.6	(29.0)	893.3
Operating expenses:
Salaries and benefits	11.3	255.0	224.4	(4.6)	486.1
Other operating expenses	5.4	77.1	47.8	(11.1)	119.2
Occupancy costs	0.9	23.0	7.4	(13.3)	18.0
Supplies	—	23.2	11.8	—	35.0
General and administrative expenses	33.2	—	(1.3)	—	31.9
Depreciation and amortization	2.4	25.7	14.3	—	42.4
Professional fees—accounting, tax, and legal	0.2	—	—	—	0.2
Total operating expenses	53.4	404.0	304.4	(29.0)	732.8
Loss on early extinguishment of debt	2.4	—	—	—	2.4
Interest expense and amortization of debt discounts and fees	38.9	5.2	5.3	(4.8)	44.6
Other income	(4.7)	(0.1)	(0.6)	4.8	(0.6)
Equity in net income of nonconsolidated affiliates	—	(2.1)	(0.3)	—	(2.4)
Equity in net income of consolidated affiliates	(86.2)	(8.2)	—	94.4	—
Management fees	(34.2)	26.2	8.0	—	—
Income from continuing operations before income tax (benefit) expense	35.3	113.8	61.8	(94.4)	116.5
Provision for income tax (benefit) expense	(22.8)	45.4	17.1	—	39.7
Income from continuing operations	58.1	68.4	44.7	(94.4)	76.8
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	58.0	68.4	44.7	(94.4)	76.7
Less: Net income attributable to noncontrolling interests	—	—	(18.7)	—	(18.7)
Net income attributable to HealthSouth	$58.0	$68.4	$26.0	$(94.4)	$58.0
Comprehensive income	$58.1	$68.4	$44.7	$(94.4)	$76.8
Comprehensive income attributable to HealthSouth	$58.1	$68.4	$26.0	$(94.4)	$58.1

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$47.8	$2.7	$22.7	$—	$73.2
Accounts receivable, net	—	277.7	154.2	—	431.9
Other current assets	59.1	21.6	127.5	(81.2)	127.0
Total current assets	106.9	302.0	304.4	(81.2)	632.1
Property and equipment, net	15.8	960.5	341.4	—	1,317.7
Goodwill	—	863.2	1,028.7	—	1,891.9
Intangible assets, net	11.2	122.0	282.6	—	415.8
Deferred income tax assets	131.3	63.2	—	(49.5)	145.0
Other long-term assets	48.2	81.0	76.6	—	205.8
Intercompany notes receivable	541.3	—	—	(541.3)	—
Intercompany receivable and investments in consolidated affiliates	2,802.0	—	—	(2,802.0)	—
Total assets	$3,656.7	$2,391.9	$2,033.7	$(3,474.0)	$4,608.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.1	$6.6	$7.4	$(17.5)	$36.6
Accounts payable	6.0	38.2	18.5	—	62.7
Accrued expenses and other current liabilities	151.3	90.4	186.5	(63.7)	364.5
Total current liabilities	197.4	135.2	212.4	(81.2)	463.8
Long-term debt, net of current portion	2,769.7	254.0	55.9	—	3,079.6
Intercompany notes payable	—	—	541.3	(541.3)	—
Other long-term liabilities	40.1	14.3	139.6	(49.2)	144.8
Intercompany payable	—	42.5	176.9	(219.4)	—
	3,007.2	446.0	1,126.1	(891.1)	3,688.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	96.2	—	96.2
Shareholders’ equity:
HealthSouth shareholders’ equity	649.5	1,945.9	637.0	(2,582.9)	649.5
Noncontrolling interests	—	—	174.4	—	174.4
Total shareholders’ equity	649.5	1,945.9	811.4	(2,582.9)	823.9
Total liabilities and shareholders’ equity	$3,656.7	$2,391.9	$2,033.7	$(3,474.0)	$4,608.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.2	$1.3	$19.1	$—	$61.6
Accounts receivable, net	—	267.2	143.3	—	410.5
Other current assets	29.3	22.7	93.4	(18.8)	126.6
Total current assets	70.5	291.2	255.8	(18.8)	598.7
Property and equipment, net	14.5	965.7	329.9	—	1,310.1
Goodwill	—	863.2	1,026.9	—	1,890.1
Intangible assets, net	8.8	123.2	287.4	—	419.4
Deferred income tax assets	176.2	64.1	—	(49.5)	190.8
Other long-term assets	48.6	75.3	73.1	—	197.0
Intercompany notes receivable	546.6	—	—	(546.6)	—
Intercompany receivable and investments in consolidated affiliates	2,779.7	—	—	(2,779.7)	—
Total assets	$3,644.9	$2,382.7	$1,973.1	$(3,394.6)	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.8	$7.5	$(17.5)	$36.8
Accounts payable	5.8	35.2	20.6	—	61.6
Accrued expenses and other current liabilities	122.2	72.6	134.5	(1.3)	328.0
Total current liabilities	168.0	114.6	162.6	(18.8)	426.4
Long-term debt, net of current portion	2,821.9	255.6	57.2	—	3,134.7
Intercompany notes payable	—	—	546.6	(546.6)	—
Other long-term liabilities	43.6	12.4	137.7	(49.1)	144.6
Intercompany payable	—	141.7	179.1	(320.8)	—
	3,033.5	524.3	1,083.2	(935.3)	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	121.1	—	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	611.4	1,858.4	600.9	(2,459.3)	611.4
Noncontrolling interests	—	—	167.9	—	167.9
Total shareholders’ equity	611.4	1,858.4	768.8	(2,459.3)	779.3
Total liabilities and shareholders’ equity	$3,644.9	$2,382.7	$1,973.1	$(3,394.6)	$4,606.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$4.0	$93.4	$62.4	$(0.1)	$159.7
Cash flows from investing activities:
Purchases of property and equipment	(3.2)	(13.4)	(14.8)	—	(31.4)
Capitalized software costs	(7.7)	—	—	—	(7.7)
Net change in restricted cash	—	—	(3.2)	—	(3.2)
Proceeds from repayment of intercompany notes receivable	5.0	—	—	(5.0)	—
Other	—	(0.3)	3.1	—	2.8
Net cash used in investing activities	(5.9)	(13.7)	(14.9)	(5.0)	(39.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(55.6)	(0.4)	(0.3)	—	(56.3)
Principal payments on intercompany notes payable	—	—	(5.0)	5.0	—
Borrowings on revolving credit facility	60.0	—	—	—	60.0
Payments on revolving credit facility	(60.0)	—	—	—	(60.0)
Repurchases of common stock, including fees and expenses	(12.9)	—	—	—	(12.9)
Dividends paid on common stock	(21.3)	—	—	—	(21.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(15.6)	—	(15.6)
Other	0.3	(1.4)	(1.4)	—	(2.5)
Change in intercompany advances	98.0	(76.5)	(21.6)	0.1	—
Net cash provided by (used in) financing activities	8.5	(78.3)	(43.9)	5.1	(108.6)
Increase in cash and cash equivalents	6.6	1.4	3.6	—	11.6
Cash and cash equivalents at beginning of period	41.2	1.3	19.1	—	61.6
Cash and cash equivalents at end of period	$47.8	$2.7	$22.7	$—	$73.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$6.6	$53.0	$42.4	$—	$102.0
Cash flows from investing activities:
Purchases of property and equipment	(2.4)	(8.2)	(7.1)	—	(17.7)
Capitalized software costs	(8.8)	—	(0.1)	—	(8.9)
Acquisitions of businesses, net of cash acquired	—	—	(7.3)	—	(7.3)
Net change in restricted cash	—	—	(15.0)	—	(15.0)
Other	—	3.5	(0.3)	—	3.2
Net cash used in investing activities	(11.2)	(4.7)	(29.8)	—	(45.7)
Cash flows from financing activities:
Proceeds from bond issuance	700.0	—	—	—	700.0
Principal payments on debt, including pre-payments	(252.5)	(0.4)	—	—	(252.9)
Borrowings on revolving credit facility	35.0	—	—	—	35.0
Payments on revolving credit facility	(350.0)	—	—	—	(350.0)
Debt amendment and issuance costs	(13.7)	—	—	—	(13.7)
Dividends paid on common stock	(18.6)	—	—	—	(18.6)
Dividends paid on convertible perpetual preferred stock	(1.6)	—	—	—	(1.6)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(13.2)	—	(13.2)
Other	1.7	(0.6)	(0.8)	—	0.3
Change in intercompany advances	52.0	(47.8)	(4.2)	—	—
Net cash provided by (used in) financing activities	152.3	(48.8)	(18.2)	—	85.3
Increase (decrease) in cash and cash equivalents	147.7	(0.5)	(5.6)	—	141.6
Cash and cash equivalents at beginning of period	41.9	1.5	23.3	—	66.7
Cash and cash equivalents at end of period	$189.6	$1.0	$17.7	$—	$208.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2015 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2015 Form 10-K.
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 34 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2015 Form 10-K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of March 31, 2016, we operate 122 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 82% of our Net operating revenues for the three months ended March 31, 2016.
Home Health and Hospice
We are the nation’s fourth largest provider of Medicare-certified skilled home health services. As of March 31, 2016, we provide home health and hospice services in 213 locations across 24 states. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 18% of our Net operating revenues for the three months ended March 31, 2016.
As of March 31, 2016, all of HealthSouth’s 25 legacy agencies, with the exception of one closing, had been integrated into Encompass Home Health and Hospice (“Encompass”), which we acquired on December 31, 2014, with 12 of those locations relocated or merged into existing Encompass locations. In addition, Encompass operates one of HealthSouth’s integrated agencies as two locations.
2016 Overview
Our 2016 strategy focuses on the following priorities:

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

During the three months ended March 31, 2016, Net operating revenues increased by 22.8% over the same period of 2015 due primarily to our acquisitions of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) on October 1, 2015 and CareSouth Health System, Inc. (“CareSouth”) on November 2, 2015 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K).
Within our inpatient rehabilitation segment, discharge growth of 17.0% coupled with a 1.3% increase in net patient revenue per discharge in the first quarter of 2016 generated 18.9% growth in net patient revenue from our hospitals compared to the first quarter of 2015. Discharge growth included a 2.8% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, admission growth of 56.1% coupled with the impact of a 2.2% decrease in revenue per episode in the first quarter of 2016 generated 45.6% growth in home health and hospice revenue compared to the first quarter of 2015. Admission growth included a 12.6% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2016 have included the following:

•
began operating the 27-bed inpatient rehabilitation hospital at CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, in Hot Springs, Arkansas with our joint venture partner, St. Vincent Community Health Services, Inc, in February 2016. The joint venture began construction of a new 40-bed hospital in the fourth quarter of 2015, with construction expected to be completed in the third quarter of 2016;

•	began accepting patients at our new home health location in Lee’s Summit, Missouri in February 2016;

•	continued our capacity expansions by adding 50 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Modesto, California	50	Q1 2015	Q2 2016
Pearland, Texas*	40	Q3 2016	Q4 2017
Murrieta, California**	50	First half of 2017	2018
*In March 2016, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
**In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
In addition to our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, in March 2016, we redeemed $50.0 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”) using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million.
For additional information regarding these actions, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.
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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of March 31, 2016, we had installed this system in 87 of our 122 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the preferred home health provider to one ACO serving approximately 20,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2015 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including repayments of long-term debt, repurchases of our common stock, bed additions, de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, and common stock dividends. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.

For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
The healthcare industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” of the 2015 Form 10‑K) to identify and implement workable coordinated care delivery models. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to changes and continue to succeed in a highly regulated industry, and we have a proven track record of doing so.
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
Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2016 and beyond. Additionally, many legislators in the United States House of Representatives and the United States Senate continue to express the policy objective of modifying or repealing the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). At this time, it is unclear what, if any, of the Medicare-related changes may ultimately be enacted and signed into law by the President, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget and other legislative initiatives.
The Medicare Payment Advisory Commission (“MedPAC”) is an independent agency that advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress and CMS for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (the “HH-PPS”) and the hospice prospective payment system (the “Hospice-PPS”). Congress and CMS are not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance those recommendations will be adopted. However, MedPAC’s recommendations have, and may in the future, become the basis for subsequent legislative or regulatory action.

In March 2016, MedPAC released recommendations to eliminate the market basket update for each of the IRF-PPS, the HH-PPS and the Hospice-PPS for 2017. In another recommendation affecting IRFs, MedPAC suggested increasing the IRF-PPS outlier payment pool. Under the IRF-PPS, CMS effectively withholds 3% of payments due to providers to fund an outlier pool used to pay for patient treatments that are extraordinarily costly. MedPAC recommended the outlier pool be increased above its current 3% level. Any change in the outlier payment pool up to 5% could be done by CMS without legislative action. If implemented, this change would reduce the base Medicare payment to all IRF providers and redistribute payment to IRFs receiving a higher proportion of outlier payments. The latest proposed rule for the IRF-PPS discussed below did not follow MedPAC’s recommendations to eliminate the market basket update or to increase the outlier pool.
On April 21, 2016, CMS released its notice of proposed rulemaking for fiscal year 2017 (the “2017 Rule”) for IRFs under the IRF-PPS. The proposed rule would implement a net 1.45% market basket increase effective for discharges between October 1, 2016 and September 30, 2017, calculated as follows:

Market basket update	2.7%
Healthcare reform reduction	75 basis points
Productivity adjustment	50 basis points
The proposed rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed loss threshold. The proposed rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the proposed rule’s release and incorporates other adjustments included in the proposed rule, we believe the 2017 Rule will result in a net increase to our Medicare payment rates of approximately 1.7% effective October 1, 2016, prior to the impact of sequestration.
Additionally, the proposed rule contains changes that could affect us in future years. For example, CMS proposed five additional quality reporting measures, the reporting of which may require additional time and expense and could affect reimbursement beginning October 1, 2017.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. Under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. A substantial majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules. We have discussed our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions. If the MAC continues to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2015 Form 10‑K and Note 11, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2015 Form 10-K. Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notably for us are the reductions to our hospitals’ annual market basket updates, including productivity adjustments, mandated reductions to home health and hospice Medicare reimbursements, and future payment reforms such as ACOs and bundled payments.

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
Given the complexity and the number of changes in the 2010 Healthcare Reform Laws and other pending regulatory initiatives, we cannot predict their ultimate impact. In addition, the ultimate nature and timing of the transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.

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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2015 Form 10-K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services.

See also Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2015 Form 10‑K.
These key challenges notwithstanding, we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system, and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are positioned to continue to grow, adapt to external events, and create value for our shareholders in 2016 and beyond.

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2016	2015
Medicare	75.4%	74.9%
Medicare Advantage	7.8%	8.2%
Managed care	9.5%	10.0%
Medicaid	3.4%	2.6%
Other third-party payors	1.4%	1.5%
Workers’ compensation	0.9%	0.9%
Patients	0.5%	0.7%
Other income	1.1%	1.2%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2015 Form 10-K.

Our Results
For the three months ended March 31, 2016 and 2015, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues	$909.8	$740.6	22.8%
Less: Provision for doubtful accounts	(16.5)	(11.6)	42.2%
Net operating revenues less provision for doubtful accounts	893.3	729.0	22.5%
Operating expenses:
Salaries and benefits	486.1	385.1	26.2%
Other operating expenses	119.2	103.2	15.5%
Occupancy costs	18.0	12.1	48.8%
Supplies	35.0	31.4	11.5%
General and administrative expenses	31.9	34.6	(7.8)%
Depreciation and amortization	42.4	31.9	32.9%
Government, class action, and related settlements	—	8.0	(100.0)%
Professional fees—accounting, tax, and legal	0.2	2.2	(90.9)%
Total operating expenses	732.8	608.5	20.4%
Loss on early extinguishment of debt	2.4	1.2	100.0%
Interest expense and amortization of debt discounts and fees	44.6	31.8	40.3%
Other income	(0.6)	(0.5)	20.0%
Equity in net income of nonconsolidated affiliates	(2.4)	(1.6)	50.0%
Income from continuing operations before income tax expense	116.5	89.6	30.0%
Provision for income tax expense	39.7	30.3	31.0%
Income from continuing operations	76.8	59.3	29.5%
Loss from discontinued operations, net of tax	(0.1)	(0.3)	(66.7)%
Net income	76.7	59.0	30.0%
Less: Net income attributable to noncontrolling interests	(18.7)	(16.5)	13.3%
Net income attributable to HealthSouth	$58.0	$42.5	36.5%
Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2016	2015
Provision for doubtful accounts	1.8%	1.6%
Operating expenses:
Salaries and benefits	53.4%	52.0%
Other operating expenses	13.1%	13.9%
Occupancy costs	2.0%	1.6%
Supplies	3.8%	4.2%
General and administrative expenses	3.5%	4.7%
Depreciation and amortization	4.7%	4.3%
Government, class action, and related settlements	—%	1.1%
Professional fees—accounting, tax, and legal	—%	0.3%
Total operating expenses	80.5%	82.2%

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
Net Operating Revenues
Our consolidated Net operating revenues increased by $169.2 million, or 22.8%, in the first quarter of 2016 compared to the first quarter of 2015. This increase primarily resulted from strong volume growth in both of our operating segments and included the effect of our acquisitions of Reliant on October 1, 2015 and CareSouth on November 2, 2015. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts in any given period results from the fluctuations in pre-payment claims denials by MACs and continued substantial delays (exceeding three years) in the adjudication process at the administrative law judge hearing level. For additional information, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations—Our Results—Provision for Doubtful Accounts,” to the 2015 Form 10-K.
Salaries and Benefits
Salaries and benefits increased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2015 development activities, the acquisitions of Reliant and CareSouth, and an average merit increase of 2.50% for eligible nonmanagement employees effective October 1, 2015.
Salaries and benefits as a percent of Net operating revenues increased by 140 basis points during the first quarter of 2016 compared to the first quarter of 2015 primarily as a result of merit and benefit cost increases, Medicare home health reimbursement rate cuts, and the ramping up of new hospitals in Franklin, Tennessee and Hot Springs, Arkansas.
Other Operating Expenses
Other operating expenses increased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the acquisitions of Reliant and CareSouth, increased patient volumes at our hospitals, and the ongoing implementation of our clinical information system. Other operating expenses for the first quarter of 2015 included the settlement of an employee sexual harassment matter that was not covered by insurance.
As a percent of Net operating revenues, Other operating expenses decreased during the first quarter of 2016 compared to the first quarter of 2015 primarily due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth, and the aforementioned settlement in the first quarter of 2015.
Occupancy Costs
Occupancy costs increased during the first quarter of 2016 compared to the first quarter of 2015 in terms of dollars and as a percent of Net operating revenues due to the acquisition of Reliant.
Supplies
Supplies increased during the first quarter of 2016 compared to the first quarter of 2015 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues during the first quarter of 2016 compared to the first quarter of 2015 primarily due to continued supply chain initiatives.
General and Administrative Expenses
General and administrative expenses decreased during the first quarter of 2016 compared to the first quarter of 2015 due primarily to activity associated with stock-based compensation discussed in Note 14, Employee Benefit Plans, to the consolidated financial statements accompanying the 2015 Form 10-K. General and administrative expenses decreased as a percent of Net operating revenues during the first quarter of 2016 compared to the first quarter of 2015 primarily due to our increasing revenue, primarily as a result of the acquisitions of Reliant and CareSouth.

Depreciation and Amortization
Depreciation and amortization increased during the first quarter of 2016 compared to the first quarter of 2015 due to our capital expenditures and development activities throughout 2015 and 2016.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in the first quarter of 2015 resulted from a settlement discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.
Professional Fees—Accounting, Tax, and Legal
Professional Fees—Accounting, Tax, and Legal in each period presented related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt in the first quarter of 2016 resulted from the redemption of $50.0 million of our 2022 Notes in March 2016.
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
See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10‑K for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the first quarter of 2016 compared to the first quarter of 2015 resulted from an increase in average borrowings due to our use of debt to fund the acquisitions of Reliant and CareSouth. Our average cash interest rate remained relatively flat during the first quarter of 2016 compared to the first quarter of 2015. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the first quarter of 2016 compared to the first quarter of 2015 due to increased Net operating revenues as a result of our acquisitions of Reliant and CareSouth.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $20 million to $40 million, net of refunds, for 2016. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes based upon the extent of the remaining federal NOL balance and the availability of other federal tax credits. For the three months ended March 31, 2016 and 2015, current income tax expense was $5.0 million and $3.5 million, respectively.
Our Provision for income tax expense of $39.7 million and $30.3 million for the three months ended March 31, 2016 and 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $3.0 million and $2.9 million as of March 31, 2016 and December 31, 2015, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2015 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the first quarter of 2016 compared to the first quarter of 2015 primarily resulted from our joint ventures with Memorial Health in Savannah, Georgia (April 2015) and St. Vincent Community Health Services, Inc. in Hot Springs, Arkansas (February 2016). See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2016	2015
Medicare	73.8%	73.5%
Medicare Advantage	7.6%	8.3%
Managed care	11.0%	11.2%
Medicaid	3.0%	2.0%
Other third-party payors	1.6%	1.7%
Workers’ compensation	1.1%	1.1%
Patients	0.6%	0.8%
Other income	1.3%	1.4%
Total	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Percentage Change
	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$719.4	$606.6	18.6%
Outpatient and other	29.8	23.7	25.7%
Inpatient rehabilitation segment revenues	749.2	630.3	18.9%
Less: Provision for doubtful accounts	(15.6)	(11.0)	41.8%
Net operating revenues less provision for doubtful accounts	733.6	619.3	18.5%
Operating expenses:
Salaries and benefits	369.9	306.4	20.7%
Other operating expenses	104.8	95.2	10.1%
Supplies	32.4	29.8	8.7%
Occupancy costs	15.6	10.4	50.0%
Other income	(0.6)	(0.5)	20.0%
Equity in net income of nonconsolidated affiliates	(2.2)	(1.6)	37.5%
Noncontrolling interests	16.8	15.2	10.5%
Segment Adjusted EBITDA	$196.9	$164.4	19.8%

	(Actual Amounts)
Discharges	41,098	35,116	17.0%
Net patient revenue per discharge	$17,505	$17,274	1.3%
Outpatient visits	162,649	131,353	23.8%
Average length of stay (days)	12.9	13.3	(3.0)%
Occupancy %	68.9%	72.8%	(5.4)%
# of licensed beds	8,481	7,100	19.5%
Full-time equivalents*	19,352	17,002	13.8%
Employees per occupied bed	3.35	3.31	1.2%

*
Excludes approximately 430 and 400 full-time equivalents for the three months ended March 31, 2016 and 2015, respectively, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net operating revenues were 18.9% higher during the first quarter of 2016 compared to the same quarter of 2015. This increase included a 17.0% increase in patient discharges and a 1.3% increase in net patient revenue per discharge. Discharge growth included a 2.8% increase in same-store discharges. Discharge growth from new stores resulted from our acquisitions of Reliant (October 2015) and Cardinal Hill Rehabilitation Hospital (May 2015), our joint ventures with Memorial Health in Savannah, Georgia (April 2015) and St. Vincent Community Health Services, Inc. in Hot Springs, Arkansas (February 2016), and one de novo hospital that opened in Franklin, Tennessee (December 2015). During the first quarter of 2016, net patient revenue per discharge was impacted by the ramping up of new hospitals (Franklin, TN and Hot Springs, AR) which are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process. In the first quarter of 2016, we also recorded a $1.8 million revenue reserve related to post-payment claims reviews. Outpatient revenues increased by $6.1 million in the first quarter of 2016 compared to the first quarter of 2015 due to the acquisitions of Reliant and Cardinal Hill.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding our joint venture with St. Vincent Community Health Services, Inc. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding Reliant, Cardinal Hill, and our joint venture with Memorial Health.
Adjusted EBITDA
The increase in Adjusted EBITDA during the first quarter of 2016 compared to the same quarter of 2015 primarily resulted from revenue growth, as discussed above. Adjusted EBITDA for the segment was impacted by an 80 basis points increase in salaries and benefits as a percent of revenue. This increase primarily resulted from merit and benefit cost increases, as well as the ramping up of new stores. Hospital operating expenses (other operating expenses, supplies, and occupancy costs) improved by 110 basis points as a percent of net operating revenues in the first quarter of 2016 compared to the first quarter of 2015 primarily due to increased revenue, continued supply chain initiatives, and the impact of an approximate $4 million litigation charge recorded in the first quarter of 2015. This improvement in hospital operating expenses occurred in spite of a 40 basis points increase in occupancy costs as a percent of net operating revenues due to the acquisition of Reliant. Bad debt expense as a percent of net operating revenues increased from 1.7% in the first quarter of 2015 to 2.1% in the first quarter of 2016 due to administrative payment delays at our largest MAC and continued payment delays resulting from the implementation of ICD-10 by certain payors. Pre-payment claims denials increased year over year but were consistent with the level experienced in the second half of 2015.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2016	2015
Medicare	83.5%	83.8%
Medicare Advantage	8.7%	7.3%
Managed care	2.7%	3.1%
Medicaid	4.9%	5.6%
Other third-party payors	—%	0.1%
Patients	0.1%	0.1%
Other income	0.1%	—%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,		Percentage Change
	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$150.9	$103.9	45.2%
Hospice	9.7	6.4	51.6%
Home health and hospice segment revenues	160.6	110.3	45.6%
Less: Provision for doubtful accounts	(0.9)	(0.6)	50.0%
Net operating revenues less provision for doubtful accounts	159.7	109.7	45.6%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	78.4	53.4	46.8%
Support and overhead costs	57.0	38.1	49.6%
Equity in net income of nonconsolidated affiliates	(0.2)	—	N/A
Noncontrolling interests	1.9	1.3	46.2%
Segment Adjusted EBITDA	$22.6	$16.9	33.7%

	(Actual Amounts)
Home health:
Admissions	25,763	16,499	56.1%
Recertifications	19,453	14,485	34.3%
Episodes	43,844	29,512	48.6%
Average revenue per episode	$3,035	$3,102	(2.2)%
Episodic visits per episode	19.1	19.6	(2.6)%
Total visits	949,387	630,999	50.5%
Cost per visit	$72	$71	1.4%
Hospice:
Admissions	724	624	16.0%
Patient days	63,431	40,898	55.1%
Revenue per day	$153	$156	(1.9)%
Net Operating Revenues
Home health and hospice revenue was 45.6% higher during the first quarter of 2016 compared to the same quarter of 2015. This increase included a 56.1% increase in admissions and was impacted by a 2.2% decrease in average revenue per episode. Admission growth included a 12.6% increase in same-store admissions. Admission growth from new stores resulted from the acquisition of CareSouth and Encompass' other acquisitions throughout 2015. Average revenue per episode was impacted by the Medicare home health reimbursement rate cuts that became effective January 1, 2016, and lower average revenue per episode at CareSouth due to patient mix.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding CareSouth and Encompass' other acquisitions throughout 2015.
Adjusted EBITDA
The increase in Adjusted EBITDA during the first quarter of 2016 compared to the same quarter of 2015 primarily resulted from revenue growth. Adjusted EBITDA for the segment was impacted by lower average revenue per episode, merit and benefit cost increases year over year, and expenses related to the integration of CareSouth.

Results of Discontinued Operations
For information regarding discontinued operations, see Note 12, Fair Value Measurements, to the consolidated financial statements accompanying the 2015 Form 10-K.
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
Consistent with these objectives, in March 2016, we redeemed $50.0 million of the outstanding principal amount of our existing 2022 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the first quarter of 2016.
On April 6, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of an additional $50 million of the outstanding principal amount of our 2022 Notes. This optional redemption also will be made at a price of 103.875%, which will result in a total cash outlay of approximately $52 million when the transaction closes on May 6, 2016. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $2 million loss on early extinguishment of debt in the second quarter of 2016.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders. While our financial leverage increased as a result of the Reliant and CareSouth transactions, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
For additional information regarding our indebtedness, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.
Current Liquidity
As of March 31, 2016, we had $73.2 million in Cash and cash equivalents. Cash and cash equivalents as of March 31, 2016 excluded $49.0 million in restricted cash (included in Other current assets) and $56.7 million of restricted marketable securities ($16.0 million included in Other current assets and $40.7 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2015 Form 10-K.
In addition to Cash and cash equivalents, as of March 31, 2016, we had approximately $435 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2016, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2016, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2022 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2016.
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
See Item 1A, Risk Factors, of the 2015 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$159.7	$102.0
Net cash used in investing activities	(39.5)	(45.7)
Net cash (used in) provided by financing activities	(108.6)	85.3
Increase in cash and cash equivalents	$11.6	$141.6
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2016 compared to the same period of 2015 primarily resulted from revenue growth, as described above, and lower working capital primarily attributable to payroll-related liabilities. Net cash provided by operating activities for the three months ended March 31, 2016 also included increased cash interest expense related to the acquisitions of Reliant and CareSouth as described in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K.
Investing activities. The decrease in Net cash used in investing activities during the three months ended March 31, 2016 compared to the same period of 2015 primarily resulted from a reduction in the net change in restricted cash as well as the acquisition of Integrity Home Health Care Inc. in the first quarter of 2015 as described in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K.
Financing activities. Net cash used in financing activities during the three months ended March 31, 2016 included the redemption of $50 million of the 2022 Notes in March 2016, as discussed above, and repurchases of our common stock. Net cash provided by financing activities during the three months ended March 31, 2015 included the public offering of our 5.125% Senior Notes due 2023 as discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2016 are as follows (in millions):

	Total	April 1 through December 31, 2016	2017 - 2018	2019 - 2020	2021 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,700.3	$18.8	$47.1	$650.7	$1,983.7
Revolving credit facility	130.0	—	—	130.0	—
Interest on long-term debt (b)	1,209.1	103.5	274.1	266.5	565.0
Capital lease obligations (c)	535.3	24.2	68.0	58.2	384.9
Operating lease obligations (d)(e)	405.5	45.2	102.7	78.2	179.4
Purchase obligations (e)(f)	102.4	22.6	49.2	23.7	6.9
Other long-term liabilities (g)(h)	3.6	0.2	0.4	0.4	2.6
Total	$5,086.2	$214.5	$541.5	$1,207.7	$3,122.5

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2016. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 18% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 5, Property and Equipment, to the consolidated financial statements accompanying the 2015 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of March 31, 2016, we had $3.0 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $96.2 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2016, we made capital expenditures of approximately $39.1 million for property and equipment and capitalized software. During 2016, we expect to spend approximately $185 million to $230 million for capital expenditures. Approximately $95 million to $110 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2015 and February 2016, our board of directors declared cash dividends of $0.23 per share that were paid in January 2016 and April 2016, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes. See Note 8, Long-term Debt to the consolidated financial statements accompanying the 2015 Form 10-K and Note 10, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of March 31, 2016, approximately $149 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first quarter of 2016, we repurchased 0.3 million shares of our common stock in the open market for approximately $11 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2015 Form 10-K.
Our Adjusted EBITDA for the three months ended March 31, 2016 and 2015 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2016	2015
Net income	$76.7	$59.0
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.1	0.3
Provision for income tax expense	39.7	30.3
Interest expense and amortization of debt discounts and fees	44.6	31.8
Professional fees—accounting, tax, and legal	0.2	2.2
Government, class action, and related settlements	—	8.0
Net noncash loss (gain) on disposal or impairment of assets	0.2	(1.5)
Depreciation and amortization	42.4	31.9
Loss on early extinguishment of debt	2.4	1.2
Stock-based compensation expense	4.5	9.4
Net income attributable to noncontrolling interests	(18.7)	(16.5)
Adjusted EBITDA	$192.1	$156.1

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$159.7	$102.0
Provision for doubtful accounts	(16.5)	(11.6)
Professional fees—accounting, tax, and legal	0.2	2.2
Interest expense and amortization of debt discounts and fees	44.6	31.8
Equity in net income of nonconsolidated affiliates	2.4	1.6
Net income attributable to noncontrolling interests in continuing operations	(18.7)	(16.5)
Amortization of debt-related items	(3.4)	(3.3)
Distributions from nonconsolidated affiliates	(1.7)	(1.9)
Current portion of income tax expense	5.0	3.5
Change in assets and liabilities	18.3	56.0
Premium received on bond issuance	—	(8.0)
Premium paid on bond redemption	1.9	—
Net cash used in operating activities of discontinued operations	0.2	0.1
Other	0.1	0.2
Adjusted EBITDA	$192.1	$156.1
Growth in Adjusted EBITDA in 2016 compared to 2015 resulted primarily from revenue growth in the inpatient rehabilitation and home health and hospice segments related to the acquisitions of Reliant and CareSouth as well as our other 2015 development activities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2016, our primary variable rate debt outstanding related to $130.0 million in advances under our revolving credit facility and $437.8 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.0 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.5 million over the next 12 months, assuming floating rate indices are floored at 0%.
See Note 5, Long-term Debt, and Note 7, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2016 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2015 (the “2015 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2015 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2016:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2016	420,504	$35.06	82,434	$156,944,692
February 1 through February 29, 2016	161,021	33.40	77,053	154,235,610
March 1 through March 31, 2016	155,045	35.27	155,045	148,767,256
Total	736,570	34.74	314,532

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 1,159 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share on our common stock that was paid on October 15, 2014, and we paid the same per share quarterly dividend through July 15, 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015. We paid the same quarterly dividend on January 15, 2016. On February 18, 2016, our board of directors declared a cash dividend of $0.23 per share, payable on April 15, 2016 to stockholders of record on April 1, 2016. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	April 27, 2016

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document