Form 10-Q
period 2016-06-30
HEALTHSOUTH CORP
filed 2016-07-29
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The registrant had 89,770,417 shares of common stock outstanding, net of treasury shares, as of July 22, 2016.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
Net operating revenues	$920.7	$764.4	$1,830.5	$1,505.0
Less: Provision for doubtful accounts	(15.4)	(10.9)	(31.9)	(22.5)
Net operating revenues less provision for doubtful accounts	905.3	753.5	1,798.6	1,482.5
Operating expenses:
Salaries and benefits	486.1	401.8	972.2	786.9
Other operating expenses	121.5	104.2	240.7	207.4
Occupancy costs	17.9	12.5	35.9	24.6
Supplies	34.4	31.7	69.4	63.1
General and administrative expenses	34.4	32.1	66.3	66.7
Depreciation and amortization	42.9	32.7	85.3	64.6
Government, class action, and related settlements	—	—	—	8.0
Professional fees—accounting, tax, and legal	1.7	0.1	1.9	2.3
Total operating expenses	738.9	615.1	1,471.7	1,223.6
Loss on early extinguishment of debt	2.4	18.8	4.8	20.0
Interest expense and amortization of debt discounts and fees	43.4	30.9	88.0	62.7
Other income	(0.7)	(3.0)	(1.3)	(3.5)
Equity in net income of nonconsolidated affiliates	(2.4)	(2.3)	(4.8)	(3.9)
Income from continuing operations before income tax expense	123.7	94.0	240.2	183.6
Provision for income tax expense	42.4	32.2	82.1	62.5
Income from continuing operations	81.3	61.8	158.1	121.1
Loss from discontinued operations, net of tax	(0.1)	(1.6)	(0.2)	(1.9)
Net income	81.2	60.2	157.9	119.2
Less: Net income attributable to noncontrolling interests	(18.6)	(17.3)	(37.3)	(33.8)
Net income attributable to HealthSouth	62.6	42.9	120.6	85.4
Less: Convertible perpetual preferred stock dividends	—	—	—	(1.6)
Net income attributable to HealthSouth common shareholders	$62.6	$42.9	$120.6	$83.8

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	89.3	89.8	89.4	88.4
Diluted	99.4	101.5	99.4	101.3

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.49	$1.34	$0.96
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.70	$0.47	$1.34	$0.94
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.65	$0.47	$1.26	$0.91
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.65	$0.45	$1.26	$0.89

Cash dividends per common share	$0.23	$0.21	$0.46	$0.42

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$62.7	$44.5	$120.8	$87.3
Loss from discontinued operations, net of tax	(0.1)	(1.6)	(0.2)	(1.9)
Net income attributable to HealthSouth	$62.6	$42.9	$120.6	$85.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In Millions)
COMPREHENSIVE INCOME
Net income	$81.2	$60.2	$157.9	$119.2
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.4	0.8	0.6	0.9
Reclassifications to net income	—	(0.6)	—	(0.6)
Other comprehensive income before income taxes	0.4	0.2	0.6	0.3
Provision for income tax expense related to other comprehensive income items	(0.2)	(0.1)	(0.3)	(0.1)
Other comprehensive income, net of tax	0.2	0.1	0.3	0.2
Comprehensive income	81.4	60.3	158.2	119.4
Comprehensive income attributable to noncontrolling interests	(18.6)	(17.3)	(37.3)	(33.8)
Comprehensive income attributable to HealthSouth	$62.8	$43.0	$120.9	$85.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$70.3	$61.6
Accounts receivable, net of allowance for doubtful accounts of $48.9 in 2016; $39.3 in 2015	420.6	410.5
Other current assets	168.6	126.6
Total current assets	659.5	598.7
Property and equipment, net	1,336.9	1,310.1
Goodwill	1,899.7	1,890.1
Intangible assets, net	414.2	419.4
Deferred income tax assets	115.5	190.8
Other long-term assets	206.8	197.0
Total assets(1)	$4,632.6	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.5	$36.8
Accounts payable	67.1	61.6
Accrued expenses and other current liabilities	355.5	328.0
Total current liabilities	459.1	426.4
Long-term debt, net of current portion	3,050.0	3,134.7
Other long-term liabilities	154.1	144.6
	3,663.2	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	120.0	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	672.7	611.4
Noncontrolling interests	176.7	167.9
Total shareholders’ equity	849.4	779.3
Total liabilities(1) and shareholders’ equity	$4,632.6	$4,606.1

(1)
Our consolidated assets as of June 30, 2016 include total assets of variable interest entities of $255.3 million, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2016 include total liabilities of the variable interest entities of $54.6 million. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2016
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3
Net income	—	—	—	120.6	—	—	29.8	150.4
Receipt of treasury stock	(0.4)	—	—	—	—	(9.9)	—	(9.9)
Dividends declared on common stock	—	—	(41.7)	—	—	—	—	(41.7)
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Stock options exercised	0.2	—	5.4	—	—	(4.7)	—	0.7
Distributions declared	—	—	—	—	—	—	(29.9)	(29.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	7.6	7.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	2.8	—	—	—	—	2.8
Repurchases of common stock in open market	(0.7)	—	—	—	—	(24.1)	—	(24.1)
Other	0.6	—	1.7	—	0.3	(0.6)	1.3	2.7
Balance at end of period	89.8	$1.1	$2,814.6	$(1,575.4)	$(0.9)	$(566.7)	$176.7	$849.4

	Six Months Ended June 30, 2015
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	85.4	—	—	27.4	112.8
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.5)	—	—	—	—	(16.6)	—	(16.6)
Dividends declared on common stock	—	—	(38.0)	—	—	—	—	(38.0)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	14.9	—	—	—	—	14.9
Stock options exercised	0.2	—	5.6	—	—	(3.6)	—	2.0
Distributions declared	—	—	—	—	—	—	(23.4)	(23.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	8.6	8.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(6.8)	—	—	—	—	(6.8)
Other	0.7	0.1	0.6	(0.2)	0.2	(0.5)	(0.1)	0.1
Balance at end of period	91.5	$1.1	$2,878.4	$(1,793.9)	$(0.3)	$(479.4)	$158.8	$764.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In Millions)
Cash flows from operating activities:
Net income	$157.9	$119.2
Loss from discontinued operations, net of tax	0.2	1.9
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	31.9	22.5
Depreciation and amortization	85.3	64.6
Loss on early extinguishment of debt	4.8	20.0
Equity in net income of nonconsolidated affiliates	(4.8)	(3.9)
Distributions from nonconsolidated affiliates	3.0	3.7
Stock-based compensation	13.1	15.6
Deferred tax expense	73.2	55.6
Other	6.9	11.0
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(59.5)	(62.1)
Other assets	(4.3)	(6.5)
Accounts payable	1.2	1.7
Accrued payroll	9.3	(23.6)
Other liabilities	(1.9)	(10.7)
Premium received on bond issuance	—	8.0
Premium paid on redemption of bonds	(3.9)	(11.8)
Net cash used in operating activities of discontinued operations	(0.5)	(0.3)
Total adjustments	153.8	83.8
Net cash provided by operating activities	311.9	204.9

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(71.4)	(46.3)
Capitalized software costs	(15.2)	(15.2)
Acquisitions of businesses, net of cash acquired	(9.4)	(77.7)
Net change in restricted cash	(11.5)	13.1
Other	2.0	(0.6)
Net cash used in investing activities	(105.5)	(126.7)
Cash flows from financing activities:
Proceeds from bond issuance	—	700.0
Principal payments on debt, including pre-payments	(112.8)	(546.1)
Borrowings on revolving credit facility	165.0	270.0
Payments on revolving credit facility	(145.0)	(442.0)
Debt amendment and issuance costs	—	(13.9)
Repurchases of common stock, including fees and expenses	(24.1)	—
Dividends paid on common stock	(41.9)	(37.1)
Dividends paid on convertible perpetual preferred stock	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(33.6)	(26.2)
Other	(5.3)	(1.0)
Net cash used in financing activities	(197.7)	(99.4)
Increase (decrease) in cash and cash equivalents	8.7	(21.2)
Cash and cash equivalents at beginning of period	61.6	66.7
Cash and cash equivalents at end of period	$70.3	$45.5

Supplemental schedule of noncash financing activity:
Conversion of preferred stock to common stock	$—	$93.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	74.7%	74.5%	75.1%	74.7%
Medicare Advantage	8.1%	7.7%	7.9%	8.0%
Managed care	10.0%	10.1%	9.8%	10.0%
Medicaid	3.2%	3.1%	3.3%	2.9%
Other third-party payors	1.4%	1.8%	1.4%	1.6%
Workers’ compensation	0.7%	0.9%	0.8%	0.9%
Patients	0.5%	0.6%	0.5%	0.6%
Other income	1.4%	1.3%	1.2%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	73.1%	72.7%	73.3%	73.1%
Medicare Advantage	7.8%	7.8%	7.7%	8.1%
Managed care	11.5%	11.4%	11.2%	11.3%
Medicaid	2.9%	2.6%	3.0%	2.3%
Other third-party payors	1.7%	2.1%	1.7%	1.9%
Workers’ compensation	0.8%	1.1%	1.0%	1.1%
Patients	0.6%	0.7%	0.6%	0.7%
Other income	1.6%	1.6%	1.5%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	82.3%	83.9%	82.9%	83.8%
Medicare Advantage	9.0%	7.2%	8.9%	7.3%
Managed care	3.7%	2.9%	3.2%	3.0%
Medicaid	4.8%	5.8%	4.8%	5.7%
Other third-party payors	—%	0.1%	—%	0.1%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This will require us to reclassify tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) to the extent of previous windfalls from Capital in excess of par value to Provision for income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. In addition, all income tax-related cash flows resulting from share-based payments are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. Finally, the standard clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. For HealthSouth, this guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. We continue to review the requirements of this standard and any potential impact it may have on our financial position, results of operations, or cash flows.

2.	Business Combinations
Inpatient Rehabilitation
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$5.1
Identifiable intangible asset:
Trade name (useful life of 20 years)	0.2
Goodwill	1.8
Total assets acquired	$7.1
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of assets acquired	$—	$62.8	$5.3	$62.8
Goodwill	—	0.7	1.8	0.7
Fair value of liabilities assumed	—	(2.7)	—	(2.7)
Fair value of noncontrolling interest owned by joint venture partner	—	(4.2)	(7.1)	(4.2)
Net cash paid for acquisition	$—	$56.6	$—	$56.6
Home Health and Hospice
On May 1, 2016, we acquired Home Health Agency of Georgia, LLC (“Camellia”), a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area. The acquisition, which was funded using cash on hand, was not material to our financial position, results of operations, or cash flows. As a result of this transaction, Goodwill increased by $8.1 million, all of which is deductible for federal income tax purposes. The Camellia acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic area. The goodwill reflects our expectations of our ability to utilize Camellia’s mobile workforce and established relationships within the community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Camellia from the date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	$0.1
Certificate of need (useful life of 10 years)	1.0
Licenses (useful lives of 10 years)	0.3
Goodwill	8.1
Total assets acquired	9.5
Total liabilities assumed	(0.1)
Net assets acquired	$9.4
Information regarding the net cash paid for home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of assets acquired	$1.4	$7.1	$1.4	$8.4
Goodwill	8.1	6.8	8.1	12.8
Fair value of liabilities assumed	(0.1)	(0.1)	(0.1)	(0.1)
Net cash paid for acquisitions	$9.4	$13.8	$9.4	$21.1
Pro Forma Results of Operations
The following table summarizes the results of operations of Hot Springs and Camellia from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2015 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to June 30, 2016	$3.0	$(0.8)
Combined entity: Supplemental pro forma from 04/01/2016-06/30/2016	921.2	62.6
Combined entity: Supplemental pro forma from 04/01/2015-06/30/2015	766.9	43.0
Combined entity: Supplemental pro forma from 01/01/2016-06/30/2016	1,833.0	120.7
Combined entity: Supplemental pro forma from 01/01/2015-06/30/2015	1,510.1	85.8
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding acquisitions completed in 2015.

3.	Variable Interest Entities
As of June 30, 2016, we consolidated ten limited partnership-like entities that are VIEs and of which we are the primary beneficiary. All ten of these entities were also consolidated as of December 31, 2015. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1.5
Accounts receivable, net of allowance for doubtful accounts	31.4
Other current assets	6.7
Total current assets	39.6
Property and equipment, net	132.6
Goodwill	73.5
Intangible assets, net	8.6
Other long-term assets	1.0
Total assets	$255.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.4
Accounts payable	8.5
Accrued expenses and other current liabilities	14.1
Total current liabilities	24.0
Long-term debt, net of current portion	30.6
Total liabilities	$54.6

4.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2016 and December 31, 2015, we had $13.6 million and $11.7 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net operating revenues	$10.9	$8.9	$22.1	$17.1
Operating expenses	(5.8)	(3.8)	(12.1)	(7.7)
Income from continuing operations, net of tax	5.0	4.8	10.0	8.7
Net income	5.0	4.8	10.0	8.7

5.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2016	December 31, 2015
Credit Agreement—
Advances under revolving credit facility	$150.0	$130.0
Term loan facilities	432.3	443.3
Bonds payable—
7.75% Senior Notes due 2022	75.3	174.3
5.125% Senior Notes due 2023	294.9	294.6
5.75% Senior Notes due 2024	1,192.9	1,192.6
5.75% Senior Notes due 2025	343.6	343.4
2.00% Convertible Senior Subordinated Notes due 2043	270.7	265.9
Other notes payable	43.3	39.2
Capital lease obligations	283.5	288.2
	3,086.5	3,171.5
Less: Current portion	(36.5)	(36.8)
Long-term debt, net of current portion	$3,050.0	$3,134.7
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2016	$18.2	$18.2
2017	36.8	36.8
2018	37.2	37.2
2019	40.1	40.0
2020	834.2	783.5
2021	10.7	10.7
Thereafter	2,179.4	2,160.1
Total	$3,156.6	$3,086.5
On February 23, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of $50 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”). On March 24, 2016, we

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

completed this redemption using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the first quarter of 2016.
On April 6, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of an additional $50 million of the outstanding principal amount of the 2022 Notes. On May 6, 2016, we completed this redemption using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was also made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the second quarter of 2016.
On July 28, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of the remaining outstanding principal balance of $76.0 million of the 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption will be made at a price of 102.583%, which will result in a total cash outlay of approximately $78 million when the transaction closes on September 15, 2016. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $3 million Loss on early extinguishment of debt in the third quarter of 2016.
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new corporate headquarters in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new corporate headquarters and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new corporate headquarters during the construction period. Construction commenced in the second quarter of 2016. Accordingly, we increased Property and equipment, net by $5.8 million, based on the construction costs incurred to date by the Developer, and recorded a corresponding noncurrent financing obligation liability of $5.8 million in Long-term debt, net of current portion within our condensed consolidated balance sheet as of June 30, 2016. The total financing obligation associated with the Developer’s costs to construct the new corporate headquarters is estimated at $56 million. The amounts recorded for construction costs and the corresponding liability are non-cash activities for purposes of our condensed consolidated statement of cash flows.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
Balance at beginning of period	$121.1	$84.7
Net income attributable to noncontrolling interests	7.5	6.4
Distributions declared	(4.3)	(4.0)
Change in fair value	(4.3)	11.4
Balance at end of period	$120.0	$98.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Net income attributable to nonredeemable noncontrolling interests	$15.0	$13.8	$29.8	$27.4
Net income attributable to redeemable noncontrolling interests	3.6	3.5	7.5	6.4
Net income attributable to noncontrolling interests	$18.6	$17.3	$37.3	$33.8

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$27.4	$—	$27.4	$—	M
Other long-term assets:
Restricted marketable securities	29.9	—	29.9	—	M
Redeemable noncontrolling interests	120.0	—	—	120.0	I
As of December 31, 2015
Other current assets:
Current portion of restricted marketable securities	$16.1	$—	$16.1	$—	M
Other long-term assets:
Restricted marketable securities	40.1	—	40.1	—	M
Redeemable noncontrolling interests	121.1	—	—	121.1	I
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2016 and June 30, 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$150.0	$150.0	$130.0	$130.0
Term loan facilities	432.3	433.8	443.3	445.0
7.75% Senior Notes due 2022	75.3	79.3	174.3	183.7
5.125% Senior Notes due 2023	294.9	297.8	294.6	288.0
5.75% Senior Notes due 2024	1,192.9	1,215.8	1,192.6	1,146.0
5.75% Senior Notes due 2025	343.6	350.0	343.4	332.5
2.00% Convertible Senior Subordinated Notes due 2043	270.7	372.4	265.9	345.0
Other notes payable	43.3	43.3	39.2	39.2
Financial commitments:
Letters of credit	—	35.0	—	34.2
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
In February and May 2016, we issued a total of 0.8 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance or market condition. For the awards that include a performance or market condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2016, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2015 Form 10-K.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.	Income Taxes
Our Provision for income tax expense of $42.4 million and $82.1 million for the three and six months ended June 30, 2016, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $32.2 million and $62.5 million for the three and six months ended June 30, 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
The $115.5 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2016 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2016, we maintained a valuation allowance of $27.6 million due to uncertainties regarding our ability to utilize a portion of our state net operating losses (“NOLs”) and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
We have significant federal and state NOLs that expire in various amounts at varying times through 2031. Our reported federal NOL of $25.1 million (approximately $72 million on a gross basis) as of June 30, 2016 excludes $15.5 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the tax benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable. At June 30, 2016, we had unused federal tax credit carryforwards of $15.8 million. These credit carryforwards expire in various amounts at various times through 2036.
Total remaining gross unrecognized tax benefits were $2.8 million and $2.9 million as of June 30, 2016 and December 31, 2015, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2015	$2.9
Gross amount of increases in unrecognized tax benefits related to prior periods	0.3
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)
Gross amount of increases in unrecognized tax benefits related to current periods	0.1
Gross amount of decreases in unrecognized tax benefits related to current periods	(0.1)
Balance at June 30, 2016	$2.8
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2016 and 2015 was not material. Accrued interest income related to income taxes as of June 30, 2016 and December 31, 2015 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We signed a new agreement in December 2015 for the 2016 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and will examine our 2015 and 2016 returns when filed. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. We have settled federal income tax examinations with the IRS for all tax years through 2012. Our state income tax

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by six states for tax years ranging from 2007 through 2014.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate $0.4 million to $2.6 million of our unrecognized tax benefits may be released within the next 12 months.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Numerator:
Income from continuing operations	$81.3	$61.8	$158.1	$121.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(18.6)	(17.3)	(37.3)	(33.8)
Less: Income allocated to participating securities	(0.2)	(0.3)	(0.4)	(0.6)
Less: Convertible perpetual preferred stock dividends	—	—	—	(1.6)
Income from continuing operations attributable to HealthSouth common shareholders	62.5	44.2	120.4	85.1
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(1.6)	(0.2)	(1.9)
Net income attributable to HealthSouth common shareholders	$62.4	$42.6	$120.2	$83.2
Denominator:
Basic weighted average common shares outstanding	89.3	89.8	89.4	88.4
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.49	$1.34	$0.96
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.70	$0.47	$1.34	$0.94

Diluted:
Numerator:
Income from continuing operations	$81.3	$61.8	$158.1	$121.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(18.6)	(17.3)	(37.3)	(33.8)
Add: Interest on convertible debt, net of tax	2.4	2.3	4.8	4.6
Income from continuing operations attributable to HealthSouth common shareholders	65.1	46.8	125.6	91.9
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(1.6)	(0.2)	(1.9)
Net income attributable to HealthSouth common shareholders	$65.0	$45.2	$125.4	$90.0
Denominator:
Diluted weighted average common shares outstanding	99.4	101.5	99.4	101.3
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.65	$0.47	$1.26	$0.91
Discontinued operations	—	(0.02)	—	(0.02)
Net income	$0.65	$0.45	$1.26	$0.89

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	89.3	89.8	89.4	88.4
Convertible perpetual preferred stock	—	0.8	—	2.0
Convertible senior subordinated notes	8.5	8.2	8.5	8.2
Restricted stock awards, dilutive stock options, restricted stock units, and common stock warrants	1.6	2.7	1.5	2.7
Diluted weighted average common shares outstanding	99.4	101.5	99.4	101.3
In October 2015, February 2016, and May 2016, our board of directors declared cash dividends of $0.23 per share that were paid in January 2016, April 2016, and July 2016, respectively. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. As of June 30, 2016 and December 31, 2015, accrued common stock dividends of $21.3 million were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
Nichols Litigation—
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims are derivative in nature, and the claims are time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. The supreme court has not yet scheduled a hearing on the appeal.
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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). Those post-judgment motions remain pending before the trial court. We intend to vigorously defend ourselves in this case through those motions and by appeal, if necessary. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $21.0 million (including $1.0 million in fees and expenses) in Accrued expenses and other liabilities in our condensed consolidated balance sheet as of June 30, 2016 with a corresponding receivable of $15.0 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages, resulting in a net charge of an additional $5.7 million to Other operating expenses in our condensed consolidated statements of operations for the three and six months ended June 30, 2016. The $6.0 million portion of this liability would be a covered claim through our captive insurance subsidiary, HCS, Ltd. As a result of the verdict, we posted a bond in the amount of the judgment pending resolution of our post-judgment motions, and if necessary, any appeals.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 29 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2016, we operate 121 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of June 30, 2016, we provide home health and hospice services in 218 locations across 24 states. Two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
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
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net operating revenues	$752.6	$645.3	$1,501.8	$1,275.6	$168.1	$119.1	$328.7	$229.4
Less: Provision for doubtful accounts	(14.5)	(10.2)	(30.1)	(21.2)	(0.9)	(0.7)	(1.8)	(1.3)
Net operating revenues less provision for doubtful accounts	738.1	635.1	1,471.7	1,254.4	167.2	118.4	326.9	228.1
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	366.1	317.6	736.0	624.0	—	—	—	—
Other operating expenses	106.8	93.5	211.6	188.7	—	—	—	—
Supplies	31.8	29.9	64.2	59.7	—	—	—	—
Occupancy costs	15.4	10.7	31.0	21.1	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	81.6	56.7	160.0	110.1
Support and overhead costs	—	—	—	—	58.0	41.0	115.0	79.1
	520.1	451.7	1,042.8	893.5	139.6	97.7	275.0	189.2
Other income	(0.7)	(0.4)	(1.3)	(0.9)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(2.2)	(2.3)	(4.4)	(3.9)	(0.2)	—	(0.4)	—
Noncontrolling interests	16.8	15.6	33.6	30.8	1.8	1.7	3.7	3.0
Segment Adjusted EBITDA	$204.1	$170.5	$401.0	$334.9	$26.0	$19.0	$48.6	$35.9

Capital expenditures	$47.4	$33.1	$86.1	$59.4	$1.9	$1.9	$2.4	$2.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of June 30, 2016
Total assets	$3,612.4	$1,091.5	$4,632.6
Investments in and advances to nonconsolidated affiliates	10.8	2.8	13.6
As of December 31, 2015
Total assets	$3,589.0	$1,088.4	$4,606.1
Investments in and advances to nonconsolidated affiliates	9.3	2.4	11.7
Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment Adjusted EBITDA	$230.1	$189.5	$449.6	$370.8
General and administrative expenses	(34.4)	(32.1)	(66.3)	(66.7)
Depreciation and amortization	(42.9)	(32.7)	(85.3)	(64.6)
(Loss) gain on disposal or impairment of assets	(0.2)	(0.8)	(0.4)	0.7
Government, class action, and related settlements	—	—	—	(8.0)
Professional fees - accounting, tax, and legal	(1.7)	(0.1)	(1.9)	(2.3)
Loss on early extinguishment of debt	(2.4)	(18.8)	(4.8)	(20.0)
Interest expense and amortization of debt discounts and fees	(43.4)	(30.9)	(88.0)	(62.7)
Net income attributable to noncontrolling interests	18.6	17.3	37.3	33.8
Gain related to SCA equity interest	—	2.6	—	2.6
Income from continuing operations before income tax expense	$123.7	$94.0	$240.2	$183.6

	June 30, 2016	December 31, 2015
Total assets for reportable segments	$4,703.9	$4,677.4
Reclassification of deferred income tax liabilities to net deferred income tax assets	(71.3)	(71.3)
Total consolidated assets	$4,632.6	$4,606.1
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Inpatient rehabilitation:
Inpatient	$721.2	$618.7	$1,440.5	$1,225.3
Outpatient and other	31.4	26.6	61.3	50.3
Total inpatient rehabilitation	752.6	645.3	1,501.8	1,275.6
Home health and hospice:
Home health	157.1	111.5	308.0	215.4
Hospice	11.0	7.6	20.7	14.0
Total home health and hospice	168.1	119.1	328.7	229.4
Total net operating revenues	$920.7	$764.4	$1,830.5	$1,505.0

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.1	$546.1	$398.9	$(29.4)	$920.7
Less: Provision for doubtful accounts	—	(10.6)	(4.8)	—	(15.4)
Net operating revenues less provision for doubtful accounts	5.1	535.5	394.1	(29.4)	905.3
Operating expenses:
Salaries and benefits	11.0	248.7	231.0	(4.6)	486.1
Other operating expenses	6.9	76.7	49.4	(11.5)	121.5
Occupancy costs	0.9	22.4	7.9	(13.3)	17.9
Supplies	—	22.4	12.0	—	34.4
General and administrative expenses	31.2	—	3.2	—	34.4
Depreciation and amortization	2.4	25.9	14.6	—	42.9
Professional fees—accounting, tax, and legal	1.7	—	—	—	1.7
Total operating expenses	54.1	396.1	318.1	(29.4)	738.9
Loss on early extinguishment of debt	2.4	—	—	—	2.4
Interest expense and amortization of debt discounts and fees	36.6	5.7	6.0	(4.9)	43.4
Other income	(4.9)	(0.1)	(0.6)	4.9	(0.7)
Equity in net income of nonconsolidated affiliates	—	(2.2)	(0.2)	—	(2.4)
Equity in net income of consolidated affiliates	(88.7)	(10.4)	—	99.1	—
Management fees	(33.8)	25.9	7.9	—	—
Income from continuing operations before income tax (benefit) expense	39.4	120.5	62.9	(99.1)	123.7
Provision for income tax (benefit) expense	(23.3)	48.1	17.6	—	42.4
Income from continuing operations	62.7	72.4	45.3	(99.1)	81.3
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	62.6	72.4	45.3	(99.1)	81.2
Less: Net income attributable to noncontrolling interests	—	—	(18.6)	—	(18.6)
Net income attributable to HealthSouth	$62.6	$72.4	$26.7	$(99.1)	$62.6
Comprehensive income	$62.8	$72.4	$45.3	$(99.1)	$81.4
Comprehensive income attributable to HealthSouth	$62.8	$72.4	$26.7	$(99.1)	$62.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.1	$460.0	$325.0	$(25.7)	$764.4
Less: Provision for doubtful accounts	—	(8.1)	(2.8)	—	(10.9)
Net operating revenues less provision for doubtful accounts	5.1	451.9	322.2	(25.7)	753.5
Operating expenses:
Salaries and benefits	12.2	212.1	181.7	(4.2)	401.8
Other operating expenses	6.7	67.0	40.7	(10.2)	104.2
Occupancy costs	1.0	15.8	7.0	(11.3)	12.5
Supplies	—	20.7	11.0	—	31.7
General and administrative expenses	31.5	—	0.6	—	32.1
Depreciation and amortization	2.4	19.4	10.9	—	32.7
Professional fees—accounting, tax, and legal	0.1	—	—	—	0.1
Total operating expenses	53.9	335.0	251.9	(25.7)	615.1
Loss on early extinguishment of debt	18.8	—	—	—	18.8
Interest expense and amortization of debt discounts and fees	28.4	2.1	2.9	(2.5)	30.9
Other income	(4.8)	(0.1)	(0.6)	2.5	(3.0)
Equity in net income of nonconsolidated affiliates	—	(2.3)	—	—	(2.3)
Equity in net income of consolidated affiliates	(81.7)	(8.8)	—	90.5	—
Management fees	(29.3)	21.8	7.5	—	—
Income from continuing operations before income tax (benefit) expense	19.8	104.2	60.5	(90.5)	94.0
Provision for income tax (benefit) expense	(24.7)	39.7	17.2	—	32.2
Income from continuing operations	44.5	64.5	43.3	(90.5)	61.8
Loss from discontinued operations, net of tax	(1.6)	—	—	—	(1.6)
Net income	42.9	64.5	43.3	(90.5)	60.2
Less: Net income attributable to noncontrolling interests	—	—	(17.3)	—	(17.3)
Net income attributable to HealthSouth	$42.9	$64.5	$26.0	$(90.5)	$42.9
Comprehensive income	$43.0	$64.5	$43.3	$(90.5)	$60.3
Comprehensive income attributable to HealthSouth	$43.0	$64.5	$26.0	$(90.5)	$43.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.0	$1,088.5	$790.3	$(58.3)	$1,830.5
Less: Provision for doubtful accounts	—	(22.4)	(9.5)	—	(31.9)
Net operating revenues less provision for doubtful accounts	10.0	1,066.1	780.8	(58.3)	1,798.6
Operating expenses:
Salaries and benefits	22.3	500.0	459.1	(9.2)	972.2
Other operating expenses	12.5	152.6	98.1	(22.5)	240.7
Occupancy costs	1.8	44.8	15.9	(26.6)	35.9
Supplies	—	45.2	24.2	—	69.4
General and administrative expenses	64.3	—	2.0	—	66.3
Depreciation and amortization	4.8	51.8	28.7	—	85.3
Professional fees—accounting, tax, and legal	1.9	—	—	—	1.9
Total operating expenses	107.6	794.4	628.0	(58.3)	1,471.7
Loss on early extinguishment of debt	4.8	—	—	—	4.8
Interest expense and amortization of debt discounts and fees	75.4	10.9	11.4	(9.7)	88.0
Other income	(9.6)	(0.2)	(1.2)	9.7	(1.3)
Equity in net income of nonconsolidated affiliates	—	(4.4)	(0.4)	—	(4.8)
Equity in net income of consolidated affiliates	(174.4)	(19.9)	—	194.3	—
Management fees	(68.0)	51.7	16.3	—	—
Income from continuing operations before income tax (benefit) expense	74.2	233.6	126.7	(194.3)	240.2
Provision for income tax (benefit) expense	(46.6)	93.2	35.5	—	82.1
Income from continuing operations	120.8	140.4	91.2	(194.3)	158.1
Loss from discontinued operations, net of tax	(0.2)	—	—	—	(0.2)
Net income	120.6	140.4	91.2	(194.3)	157.9
Less: Net income attributable to noncontrolling interests	—	—	(37.3)	—	(37.3)
Net income attributable to HealthSouth	$120.6	$140.4	$53.9	$(194.3)	$120.6
Comprehensive income	$120.9	$140.4	$91.2	$(194.3)	$158.2
Comprehensive income attributable to HealthSouth	$120.9	$140.4	$53.9	$(194.3)	$120.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.4	$907.7	$637.3	$(50.4)	$1,505.0
Less: Provision for doubtful accounts	—	(17.0)	(5.5)	—	(22.5)
Net operating revenues less provision for doubtful accounts	10.4	890.7	631.8	(50.4)	1,482.5
Operating expenses:
Salaries and benefits	20.3	418.2	356.7	(8.3)	786.9
Other operating expenses	16.2	128.7	83.1	(20.6)	207.4
Occupancy costs	2.1	30.4	13.6	(21.5)	24.6
Supplies	—	41.1	22.0	—	63.1
General and administrative expenses	65.8	—	0.9	—	66.7
Depreciation and amortization	4.7	38.3	21.6	—	64.6
Government, class action, and related settlements	8.0	—	—	—	8.0
Professional fees—accounting, tax, and legal	2.3	—	—	—	2.3
Total operating expenses	119.4	656.7	497.9	(50.4)	1,223.6
Loss on early extinguishment of debt	20.0	—	—	—	20.0
Interest expense and amortization of debt discounts and fees	57.6	4.4	5.6	(4.9)	62.7
Other income	(7.1)	(0.1)	(1.2)	4.9	(3.5)
Equity in net income of nonconsolidated affiliates	—	(3.9)	—	—	(3.9)
Equity in net income of consolidated affiliates	(160.1)	(17.4)	—	177.5	—
Management fees	(57.8)	43.1	14.7	—	—
Income from continuing operations before income tax (benefit) expense	38.4	207.9	114.8	(177.5)	183.6
Provision for income tax (benefit) expense	(48.9)	79.1	32.3	—	62.5
Income from continuing operations	87.3	128.8	82.5	(177.5)	121.1
Loss from discontinued operations, net of tax	(1.9)	—	—	—	(1.9)
Net income	85.4	128.8	82.5	(177.5)	119.2
Less: Net income attributable to noncontrolling interests	—	—	(33.8)	—	(33.8)
Net income attributable to HealthSouth	$85.4	$128.8	$48.7	$(177.5)	$85.4
Comprehensive income	$85.6	$128.8	$82.5	$(177.5)	$119.4
Comprehensive income attributable to HealthSouth	$85.6	$128.8	$48.7	$(177.5)	$85.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$56.5	$2.4	$11.4	$—	$70.3
Accounts receivable, net	—	262.0	158.6	—	420.6
Other current assets	67.3	23.1	138.2	(60.0)	168.6
Total current assets	123.8	287.5	308.2	(60.0)	659.5
Property and equipment, net	21.1	987.8	328.0	—	1,336.9
Goodwill	—	860.6	1,039.1	—	1,899.7
Intangible assets, net	15.2	119.0	280.0	—	414.2
Deferred income tax assets	99.5	64.1	—	(48.1)	115.5
Other long-term assets	49.2	88.6	69.0	—	206.8
Intercompany notes receivable	537.3	—	—	(537.3)	—
Intercompany receivable and investments in consolidated affiliates	2,809.9	13.8	—	(2,823.7)	—
Total assets	$3,656.0	$2,421.4	$2,024.3	$(3,469.1)	$4,632.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.3	$7.7	$(17.5)	$36.5
Accounts payable	5.6	39.7	21.8	—	67.1
Accrued expenses and other current liabilities	153.7	92.7	151.6	(42.5)	355.5
Total current liabilities	199.3	138.7	181.1	(60.0)	459.1
Long-term debt, net of current portion	2,743.2	252.4	54.4	—	3,050.0
Intercompany notes payable	—	—	537.3	(537.3)	—
Other long-term liabilities	40.8	14.6	146.5	(47.8)	154.1
Intercompany payable	—	—	176.3	(176.3)	—
	2,983.3	405.7	1,095.6	(821.4)	3,663.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	120.0	—	120.0
Shareholders’ equity:
HealthSouth shareholders’ equity	672.7	2,015.7	632.0	(2,647.7)	672.7
Noncontrolling interests	—	—	176.7	—	176.7
Total shareholders’ equity	672.7	2,015.7	808.7	(2,647.7)	849.4
Total liabilities and shareholders’ equity	$3,656.0	$2,421.4	$2,024.3	$(3,469.1)	$4,632.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.2	$1.2	$19.2	$—	$61.6
Accounts receivable, net	—	261.5	149.0	—	410.5
Other current assets	29.3	22.2	93.9	(18.8)	126.6
Total current assets	70.5	284.9	262.1	(18.8)	598.7
Property and equipment, net	14.5	988.4	307.2	—	1,310.1
Goodwill	—	860.7	1,029.4	—	1,890.1
Intangible assets, net	8.8	122.4	288.2	—	419.4
Deferred income tax assets	176.2	64.1	—	(49.5)	190.8
Other long-term assets	48.6	75.3	73.1	—	197.0
Intercompany notes receivable	546.6	—	—	(546.6)	—
Intercompany receivable and investments in consolidated affiliates	2,779.7	—	—	(2,779.7)	—
Total assets	$3,644.9	$2,395.8	$1,960.0	$(3,394.6)	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.8	$7.5	$(17.5)	$36.8
Accounts payable	5.8	35.4	20.4	—	61.6
Accrued expenses and other current liabilities	122.2	71.8	135.3	(1.3)	328.0
Total current liabilities	168.0	114.0	163.2	(18.8)	426.4
Long-term debt, net of current portion	2,821.9	255.6	57.2	—	3,134.7
Intercompany notes payable	—	—	546.6	(546.6)	—
Other long-term liabilities	43.6	12.3	137.8	(49.1)	144.6
Intercompany payable	—	156.7	157.5	(314.2)	—
	3,033.5	538.6	1,062.3	(928.7)	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	121.1	—	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	611.4	1,857.2	608.7	(2,465.9)	611.4
Noncontrolling interests	—	—	167.9	—	167.9
Total shareholders’ equity	611.4	1,857.2	776.6	(2,465.9)	779.3
Total liabilities and shareholders’ equity	$3,644.9	$2,395.8	$1,960.0	$(3,394.6)	$4,606.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$31.5	$182.5	$97.9	$—	$311.9
Cash flows from investing activities:
Purchases of property and equipment	(5.4)	(35.3)	(30.7)	—	(71.4)
Capitalized software costs	(7.6)	(6.0)	(1.6)	—	(15.2)
Acquisitions of businesses, net of cash acquired	—	—	(9.4)	—	(9.4)
Net change in restricted cash	—	—	(11.5)	—	(11.5)
Funding of intercompany note receivable	(6.5)	—	—	6.5	—
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other	(2.8)	(0.1)	4.9	—	2.0
Net cash used in investing activities	(0.3)	(41.4)	(48.3)	(15.5)	(105.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(111.2)	(0.8)	(0.8)	—	(112.8)
Principal borrowings on intercompany note payable	—	—	6.5	(6.5)	—
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	165.0	—	—	—	165.0
Payments on revolving credit facility	(145.0)	—	—	—	(145.0)
Repurchases of common stock, including fees and expenses	(24.1)	—	—	—	(24.1)
Dividends paid on common stock	(41.9)	—	—	—	(41.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(33.6)	—	(33.6)
Other	2.2	(2.9)	(4.6)	—	(5.3)
Change in intercompany advances	139.1	(136.2)	(2.9)	—	—
Net cash used in financing activities	(15.9)	(139.9)	(57.4)	15.5	(197.7)
Increase (decrease) in cash and cash equivalents	15.3	1.2	(7.8)	—	8.7
Cash and cash equivalents at beginning of period	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of period	$56.5	$2.4	$11.4	$—	$70.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(13.5)	$120.9	$97.5	$—	$204.9
Cash flows from investing activities:
Purchases of property and equipment	(5.1)	(24.2)	(17.0)	—	(46.3)
Capitalized software costs	(13.9)	—	(1.3)	—	(15.2)
Acquisitions of businesses, net of cash acquired	(56.5)	—	(21.2)	—	(77.7)
Net change in restricted cash	—	—	13.1	—	13.1
Other	7.7	3.3	(5.6)	(6.0)	(0.6)
Net cash used in investing activities	(67.8)	(20.9)	(32.0)	(6.0)	(126.7)
Cash flows from financing activities:
Proceeds from bond issuance	700.0	—	—	—	700.0
Principal payments on debt, including pre-payments	(545.0)	(0.8)	(0.3)	—	(546.1)
Borrowings on revolving credit facility	270.0	—	—	—	270.0
Payments on revolving credit facility	(442.0)	—	—	—	(442.0)
Debt amendment and issuance costs	(13.9)	—	—	—	(13.9)
Dividends paid on common stock	(37.1)	—	—	—	(37.1)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(26.2)	—	(26.2)
Other	1.7	(0.8)	(7.9)	6.0	(1.0)
Change in intercompany advances	138.6	(98.6)	(40.0)	—	—
Net cash provided by (used in) financing activities	69.2	(100.2)	(74.4)	6.0	(99.4)
Decrease in cash and cash equivalents	(12.1)	(0.2)	(8.9)	—	(21.2)
Cash and cash equivalents at beginning of period	41.9	1.4	23.4	—	66.7
Cash and cash equivalents at end of period	$29.8	$1.2	$14.5	$—	$45.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 29 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of June 30, 2016, we operate 121 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 82% of our Net operating revenues for the three and six months ended June 30, 2016.
Home Health and Hospice
We are the nation’s fourth largest provider of Medicare-certified skilled home health services. As of June 30, 2016, we provide home health and hospice services in 218 locations across 24 states. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 18% of our Net operating revenues for the three and six months ended June 30, 2016.
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

During the three and six months ended June 30, 2016, Net operating revenues increased by 20.4% and 21.6% over the same periods of 2015 due primarily to our acquisitions of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) on October 1, 2015 and CareSouth Health System, Inc. (“CareSouth”) on November 2, 2015 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K).
Within our inpatient rehabilitation segment, discharge growth of 13.6% coupled with a 2.6% increase in net patient revenue per discharge in the second quarter of 2016 generated 16.6% growth in net patient revenue from our hospitals compared to the second quarter of 2015. Discharge growth included a 1.9% increase in same-store discharges. During the six months ended June 30, 2016, discharge growth of 15.3% coupled with a 2.0% increase in net patient revenue per discharge generated 17.7% growth in net patient revenue from our hospitals compared to the six months ended June 30, 2015. Discharge growth for the six-month period included a 2.3% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, admission growth of 52.7% coupled with the impact of a 1.6% decrease in revenue per episode in the second quarter of 2016 generated 41.1% growth in home health and hospice revenue compared to the second quarter of 2015. Admission growth included a 11.1% increase in same-store admissions. During the six months ended June 30, 2016, admission growth of 54.4% coupled with the impact of a 1.9% decrease in revenue per episode generated 43.3% growth in home health and hospice revenue compared to the six months ended June 30, 2015. Admission growth for the six-month period included a 11.7% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2016 have included the following:

•
began operating the 27-bed inpatient rehabilitation hospital at CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, in Hot Springs, Arkansas with our joint venture partner, St. Vincent Community Health Services, Inc, in February 2016. The joint venture completed construction of a new 40-bed hospital and began accepting patients on July 1, 2016;

•	acquired, in May 2016, Home Health Agency of Georgia, LLC., a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area;

•	began accepting patients at our new home health locations in Lee’s Summit, Missouri in February 2016 and New Port Richey, Florida in May 2016;

•	continued our capacity expansions by adding 60 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Modesto, California	50	Q1 2015	Q4 2016
Pearland, Texas(1)	40	Q4 2016	Q4 2017
Shelby County, Alabama(2)	34	First half of 2017	First half of 2018
Murrieta, California(3)	50	First half of 2017	Second half of 2018
(1) In March 2016, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
(2) In June 2016, we were awarded a certificate of need, acquired land, and began the design and permitting process to build an inpatient rehabilitation hospital.
(3) In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
In addition to our growth efforts, we took the following steps to further increase the strength and flexibility of our balance sheet.

•
In March 2016, we redeemed $50.0 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”) using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million.

•
In May 2016, we redeemed an additional $50.0 million of the outstanding principal amount of the 2022 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, this optional redemption was also made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million.

For additional information regarding these actions, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder value-enhancing strategies by repurchasing 0.6 million shares of our common stock in the open market for approximately $22 million during the first and second quarters of 2016. In addition, we continued paying a quarterly cash dividend of $0.23 per share on our common stock in the first and second quarters of 2016. See the “Liquidity and Capital Resources” section of this Item.
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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of June 30, 2016, we had installed this system in 92 of our 121 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the preferred home health provider to one ACO serving approximately 20,000 patients and are exploring several other participation opportunities.
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

In March 2016, MedPAC released recommendations to eliminate the market basket update for each of the IRF-PPS, the HH-PPS, and the Hospice-PPS for 2017. In another recommendation affecting IRFs, MedPAC suggested increasing the IRF-PPS outlier payment pool. Under the IRF-PPS, CMS effectively withholds 3% of payments due to providers to fund an outlier pool used to pay for patient treatments that are extraordinarily costly. MedPAC recommended the outlier pool be increased above its current 3% level. Any change in the outlier payment pool up to 5% could be done by CMS without legislative action. If implemented, this change would reduce the base Medicare payment to all IRF providers and redistribute payment to IRFs receiving a higher proportion of outlier payments. The latest proposed rule for the IRF-PPS discussed below did not follow MedPAC’s recommendations to eliminate the market basket update or to increase the outlier pool.
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

Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. Under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. The majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules. We have discussed our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions. If the MAC continues to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
On November 16, 2015, CMS issued its final rule establishing the Comprehensive Care for Joint Replacement
(“CJR”) payment model. This mandatory model holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. Through the five-year payment model, which began on April 1, 2016, healthcare providers in 67 geographic areas (“MSAs”) would continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place would be held accountable for the quality and costs of care for the entire episode of care — from the time of the surgery through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the hospital may receive an additional payment or be required to repay Medicare for a portion of the episode costs. As a result, the acute care hospitals would be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. We believe its impact would be positive for HealthSouth as it should favor high-quality, low-cost providers like us who have made significant commitments to information systems that enable and enhance connectivity. We also believe the rule further validates our movement into home health via the acquisition of Encompass. Currently, lower extremity joint replacement patients represent less than 8% of our total annual discharges due to our required compliance with the 60% rule. Given the 67 MSAs included in the CJR model, our patients potentially subject to this model represent approximately 2.1% of our annual Medicare discharges. The lower extremity joint replacement patients we do treat are generally higher acuity and bilateral or possess significant comorbidities. In these cases and in any risk-bearing bundling initiative, quality of outcomes is critical to achieving targeted financial results.
On July 25, 2016, CMS issued a proposed rule to establish a new mandatory payment bundling model for cardiac care and extend the existing bundled payment model for hip replacement to other hip surgeries. The program as proposed is generally similar to the CJR program described above, in that acute care hospitals would be at risk for patients’ quality of care and Medicare expenditures incurred during their hospital stay and 90 days thereafter. CMS proposes to establish additional hip fracture bundles in the 67 MSAs (HealthSouth is located in 27 of these MSAs) where the CJR program is being implemented, and CMS proposes 294 potential MSAs for the cardiac bundle, of which 98 would be applied as part of the final rule. CMS proposes to begin the program in July 2017, and hospitals will have a gradual phasing-in of risk beginning in April 2018. Of the 294 potential MSAs included in the proposed model for cardiac cases, our hospitals are included in approximately 60 MSAs. If all of these 60 MSAs are selected as part of the final 98 MSAs for mandatory cardiac bundle, our patients potentially subject to this model represent approximately 1.0% of our annual Medicare discharges. Our patients potentially subject to the expanded portion of the hip replacement model represent approximately 1.2% of our annual Medicare discharges incremental to the above CJR program. Our analysis of this proposed rule and its potential impact on HealthSouth is ongoing.
On June 27, 2016, CMS released its notice of proposed rulemaking for calendar year 2017 for home health agencies under the HH-PPS. CMS estimates the rule will reduce Medicare payments to home health agencies by approximately 1.0% in 2017. Specifically, while the proposed rule provides for a market basket update of 2.8%, that update is offset by a 2.3% rebasing adjustment reduction (the last year of a four-year phase-in), a productivity adjustment reduction of 50 basis points, an outlier fixed dollar loss adjustment of 0.1%, and a coding intensity reduction of 0.9% (the second year of a three-year phase-in). We believe the proposed 2017 rule will result in a net decrease to Encompass’ Medicare payment rates within a range of 3.0% to 4.0% effective for episodes ending in calendar year 2017. The net decrease to Encompass’ Medicare payment rates is primarily impacted by an approximate 1.0% case mix re-weighting and approximately 1.0% to 2.0% for the change in the outlier calculation methodology. Additionally, we believe the proposed 2017 rule could have an approximate $1.5 million negative impact on revenues in the fourth quarter of 2016 applicable to episodes that begin in 2016 and end in 2017.
On June 8, 2016, CMS implemented a new pre-claim review demonstration of home health services in five states for a period of three years. Encompass operates in three of these states (Florida, Texas, and Massachusetts), which represents approximately 50% of their Medicare claims. The pre-claim demonstration will begin in Florida no earlier than October 1, 2016, in Texas no earlier than December 1, 2016, and in Massachusetts no earlier than January 1, 2017. As a result of the pre-claim review demonstration, we expect an increase in Encompass’ administrative costs beginning in the second half of 2016. Additionally, we may experience increases in the Provision for doubtful accounts and decreases in cash flow as a result of increasing accounts receivable, each of which could have an adverse effect on our financial position, results of operations, and liquidity.
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

•
Maintaining Strong Volume Growth. Various factors, including competition, increasing regulatory and administrative burdens, and changes in the healthcare delivery system, may impact our ability to maintain and grow our hospital, home health, and hospice volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute care hospitals who provide post-acute services similar to ours or other post-acute providers with relationships with referring acute care hospitals or physicians. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to expand our services and locations in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new-store volume growth, the addition of hospitals, home health agencies, and hospice agencies to our portfolio also may be difficult and take longer than expected.

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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	74.7%	74.5%	75.1%	74.7%
Medicare Advantage	8.1%	7.7%	7.9%	8.0%
Managed care	10.0%	10.1%	9.8%	10.0%
Medicaid	3.2%	3.1%	3.3%	2.9%
Other third-party payors	1.4%	1.8%	1.4%	1.6%
Workers’ compensation	0.7%	0.9%	0.8%	0.9%
Patients	0.5%	0.6%	0.5%	0.6%
Other income	1.4%	1.3%	1.2%	1.3%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2015 Form 10-K.

Our Results
For the three and six months ended June 30, 2016 and 2015, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues	$920.7	$764.4	20.4%	$1,830.5	$1,505.0	21.6%
Less: Provision for doubtful accounts	(15.4)	(10.9)	41.3%	(31.9)	(22.5)	41.8%
Net operating revenues less provision for doubtful accounts	905.3	753.5	20.1%	1,798.6	1,482.5	21.3%
Operating expenses:
Salaries and benefits	486.1	401.8	21.0%	972.2	786.9	23.5%
Other operating expenses	121.5	104.2	16.6%	240.7	207.4	16.1%
Occupancy costs	17.9	12.5	43.2%	35.9	24.6	45.9%
Supplies	34.4	31.7	8.5%	69.4	63.1	10.0%
General and administrative expenses	34.4	32.1	7.2%	66.3	66.7	(0.6)%
Depreciation and amortization	42.9	32.7	31.2%	85.3	64.6	32.0%
Government, class action, and related settlements	—	—	N/A	—	8.0	(100.0)%
Professional fees—accounting, tax, and legal	1.7	0.1	1,600.0%	1.9	2.3	(17.4)%
Total operating expenses	738.9	615.1	20.1%	1,471.7	1,223.6	20.3%
Loss on early extinguishment of debt	2.4	18.8	(87.2)%	4.8	20.0	(76.0)%
Interest expense and amortization of debt discounts and fees	43.4	30.9	40.5%	88.0	62.7	40.4%
Other income	(0.7)	(3.0)	(76.7)%	(1.3)	(3.5)	(62.9)%
Equity in net income of nonconsolidated affiliates	(2.4)	(2.3)	4.3%	(4.8)	(3.9)	23.1%
Income from continuing operations before income tax expense	123.7	94.0	31.6%	240.2	183.6	30.8%
Provision for income tax expense	42.4	32.2	31.7%	82.1	62.5	31.4%
Income from continuing operations	81.3	61.8	31.6%	158.1	121.1	30.6%
Loss from discontinued operations, net of tax	(0.1)	(1.6)	(93.8)%	(0.2)	(1.9)	(89.5)%
Net income	81.2	60.2	34.9%	157.9	119.2	32.5%
Less: Net income attributable to noncontrolling interests	(18.6)	(17.3)	7.5%	(37.3)	(33.8)	10.4%
Net income attributable to HealthSouth	$62.6	$42.9	45.9%	$120.6	$85.4	41.2%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Provision for doubtful accounts	1.7%	1.4%	1.7%	1.5%
Operating expenses:
Salaries and benefits	52.8%	52.6%	53.1%	52.3%
Other operating expenses	13.2%	13.6%	13.1%	13.8%
Occupancy costs	1.9%	1.6%	2.0%	1.6%
Supplies	3.7%	4.1%	3.8%	4.2%
General and administrative expenses	3.7%	4.2%	3.6%	4.4%
Depreciation and amortization	4.7%	4.3%	4.7%	4.3%
Government, class action, and related settlements	—%	—%	—%	0.5%
Professional fees—accounting, tax, and legal	0.2%	—%	0.1%	0.2%
Total operating expenses	80.3%	80.5%	80.4%	81.3%
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
Net Operating Revenues
Our consolidated Net operating revenues increased by $156.3 million, or 20.4%, in the second quarter of 2016 compared to the second quarter of 2015. This increase primarily resulted from strong volume growth in both of our operating segments and included the effect of our acquisitions of Reliant on October 1, 2015 and CareSouth on November 2, 2015. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts in any given period primarily results from the fluctuations in pre-payment claims denials by MACs and continued substantial delays (exceeding four years) in the adjudication process at the administrative law judge hearing level. For additional information, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations—Our Results—Provision for Doubtful Accounts,” to the 2015 Form 10-K.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2015 development activities, the acquisitions of Reliant and CareSouth, and increases in merit and benefit costs.
Salaries and benefits as a percent of Net operating revenues increased by 20 basis points and 80 basis points during the three and six months ended June 30, 2016 compared to the same periods of 2015, respectively, primarily as a result of merit and benefit cost increases, Medicare home health reimbursement rate cuts, and the ramping up of new hospitals in Franklin, Tennessee and Hot Springs, Arkansas. Salaries and benefits as a percent of Net operating revenues during the three and six months ended June 30, 2015 included an approximate $5 million Supplemental Security Income (“SSI”) adjustment that negatively impacted revenue in the second quarter of 2015 (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”).
Other Operating Expenses
Other operating expenses increased in the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily due to the acquisitions of Reliant and CareSouth and increased patient volumes at our hospitals. Other operating expenses for the six months ended June 30, 2015 included the settlement of an employee sexual harassment matter that was not covered by insurance.
As a percent of Net operating revenues, Other operating expenses decreased during the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth. As a percent of Net operating revenues, Other operating expenses also decreased during the six months ended June 30, 2016 compared to the same period of 2015 due to the aforementioned settlement.
Occupancy Costs
Occupancy costs increased during the three and six months ended June 30, 2016 compared to the same periods of 2015 in terms of dollars and as a percent of Net operating revenues due to the acquisition of Reliant, which leased all of its hospitals.
Supplies
Supplies increased during the three and six months ended June 30, 2016 compared to the same periods of 2015 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues during the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily due to continued supply chain initiatives.
General and Administrative Expenses
General and administrative expenses decreased during the six months ended June 30, 2016 compared to the same period of 2015 due primarily to activity associated with stock-based compensation discussed in Note 14, Employee Benefit Plans, to the consolidated financial statements accompanying the 2015 Form 10-K, and transaction costs related to the acquisition of Reliant. General and administrative expenses decreased as a percent of Net operating revenues during the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily due to our increasing revenue, primarily as a result of the acquisitions of Reliant and CareSouth.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2016 compared to the same periods of 2015 due to our capital expenditures and development activities throughout 2015 and 2016.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements during the six months ended June 30, 2015 resulted from a settlement discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.
Professional Fees—Accounting, Tax, and Legal
Professional Fees—Accounting, Tax, and Legal in each period presented related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the three and six months ended June 30, 2016 resulted from the redemptions of our 2022 Notes in March 2016 and May 2016.
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

Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2016 compared to the same periods of 2015 resulted from an increase in average borrowings due to our use of debt to fund the acquisitions of Reliant and CareSouth. Our average cash interest rate remained relatively flat during the three and six months ended June 30, 2016 compared to the same periods of 2015. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.
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
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2016 compared to the same periods of 2015 due to increased Net operating revenues as a result of our acquisitions of Reliant and CareSouth.
Provision for Income Tax Expense
Due to our federal and state net operating loss carryforwards (“NOLs”), we currently estimate our cash income tax expense to be approximately $15 million to $30 million, net of refunds, for 2016. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements, alternative minimum taxes, and federal income taxes based upon tax planning opportunities, the extent of the remaining federal NOL balance and the availability of other federal tax credits. For the three months ended June 30, 2016 and 2015, current income tax expense was $4.0 million and $3.4 million, respectively. For the six months ended June 30, 2016 and 2015, current income tax expense was $9.0 million and $6.9 million, respectively.
Our Provision for income tax expense in each period presented, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $2.8 million and $2.9 million as of June 30, 2016 and December 31, 2015, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2015 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three and six months ended June 30, 2016 compared to the same period of 2015 primarily resulted from increased profitability of our joint ventures.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	73.1%	72.7%	73.3%	73.1%
Medicare Advantage	7.8%	7.8%	7.7%	8.1%
Managed care	11.5%	11.4%	11.2%	11.3%
Medicaid	2.9%	2.6%	3.0%	2.3%
Other third-party payors	1.7%	2.1%	1.7%	1.9%
Workers’ compensation	0.8%	1.1%	1.0%	1.1%
Patients	0.6%	0.7%	0.6%	0.7%
Other income	1.6%	1.6%	1.5%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$721.2	$618.7	16.6%	$1,440.5	$1,225.3	17.6%
Outpatient and other	31.4	26.6	18.0%	61.3	50.3	21.9%
Inpatient rehabilitation segment revenues	752.6	645.3	16.6%	1,501.8	1,275.6	17.7%
Less: Provision for doubtful accounts	(14.5)	(10.2)	42.2%	(30.1)	(21.2)	42.0%
Net operating revenues less provision for doubtful accounts	738.1	635.1	16.2%	1,471.7	1,254.4	17.3%
Operating expenses:
Salaries and benefits	366.1	317.6	15.3%	736.0	624.0	17.9%
Other operating expenses	106.8	93.5	14.2%	211.6	188.7	12.1%
Supplies	31.8	29.9	6.4%	64.2	59.7	7.5%
Occupancy costs	15.4	10.7	43.9%	31.0	21.1	46.9%
Other income	(0.7)	(0.4)	75.0%	(1.3)	(0.9)	44.4%
Equity in net income of nonconsolidated affiliates	(2.2)	(2.3)	(4.3)%	(4.4)	(3.9)	12.8%
Noncontrolling interests	16.8	15.6	7.7%	33.6	30.8	9.1%
Segment Adjusted EBITDA	$204.1	$170.5	19.7%	$401.0	$334.9	19.7%

	(Actual Amounts)
Discharges	41,365	36,408	13.6%	82,463	71,524	15.3%
Net patient revenue per discharge	$17,435	$16,994	2.6%	$17,468	$17,131	2.0%
Outpatient visits	164,761	144,914	13.7%	327,410	276,267	18.5%
Average length of stay (days)	12.6	13.0	(3.1)%	12.8	13.1	(2.3)%
Occupancy %	68.2%	70.4%	(3.1)%	68.8%	70.2%	(2.0)%
# of licensed beds	8,430	7,374	14.3%	8,430	7,374	14.3%
Full-time equivalents*	19,708	17,601	12.0%	19,627	17,302	13.4%
Employees per occupied bed	3.43	3.41	0.6%	3.39	3.36	0.9%

*
Excludes approximately 420 full-time equivalents for the three and six months ended June 30, 2016 and approximately 400 full-time equivalents for the three and six months ended June 30, 2015 who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net operating revenues were 16.6% higher during the second quarter of 2016 compared to the same quarter of 2015. This increase included a 13.6% increase in patient discharges and a 2.6% increase in net patient revenue per discharge.

Discharge growth included a 1.9% increase in same-store discharges. Discharge growth from new stores resulted from our acquisitions of Reliant (October 2015) and Cardinal Hill Rehabilitation Hospital (May 2015), our joint venture with St. Vincent Community Health Services, Inc. in Hot Springs, Arkansas (February 2016), and one de novo hospital that opened in Franklin, Tennessee (December 2015). Growth in net patient revenue per discharge benefited by approximately 90 basis points from an approximate $5 million SSI adjustment that negatively impacted revenue in the second quarter of 2015. CMS periodically retroactively updates SSI ratios that are used to determine adjustments to Medicare payment rates for low-income patients. In June 2015, CMS updated the ratios for fiscal year 2013, and we retroactively recorded adjustments to full-year 2013, full-year 2014, and year-to-date 2015.
Net operating revenues were 17.7% higher during the six months ended June 30, 2016 compared to the same period of 2015. This increase included a 15.3% increase in patient discharges and a 2.0% increase in net patient revenue per discharge. Discharge growth included a 2.3% increase in same-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2016 were impacted by the same factors as discussed above for the second quarter of 2016. In addition, during the six months ended June 30, 2016, net patient revenue per discharge was impacted by the ramping up of new hospitals (Franklin, TN and Hot Springs, AR) which are required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
Outpatient revenues increased during the three and six months ended June 30, 2016 compared to the same periods of 2015 due to the acquisitions of Reliant and Cardinal Hill.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding our joint venture with St. Vincent Community Health Services, Inc. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding Reliant and Cardinal Hill.
Adjusted EBITDA
The increase in Adjusted EBITDA during the second quarter of 2016 compared to the same quarter of 2015 primarily resulted from revenue growth, as discussed above. All operating expenses as a percent of net operating revenues were impacted in the second quarter of 2015 by the aforementioned SSI adjustment. Salaries and benefits in the second quarter of 2016 included the positive impact of $2.4 million in rebates associated with a contractual periodic pharmacy benefit reconciliation for 2014 and 2015. Hospital operating expenses (Other operating expenses, Supplies, and Occupancy costs) as a percent of Net operating revenues improved in the second quarter of 2016 compared to the second quarter of 2015 primarily due to continued supply chain initiatives. This improvement in hospital operating expenses occurred in spite of an increase in Occupancy costs as a percent of Net operating revenues due to the acquisition of Reliant. Bad debt expense as a percent of Net operating revenues increased from 1.6% in the second quarter of 2015 to 1.9% in the second quarter of 2016 due to administrative payment delays at our largest MAC.
The increase in Adjusted EBITDA during the six months ended June 30, 2016 resulted from the same factors as discussed above for the second quarter of 2016. Adjusted EBITDA for the six months ended June 30, 2015 was negatively impacted by a settlement of an employee sexual harassment matter that was not covered by insurance.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Medicare	82.3%	83.9%	82.9%	83.8%
Medicare Advantage	9.0%	7.2%	8.9%	7.3%
Managed care	3.7%	2.9%	3.2%	3.0%
Medicaid	4.8%	5.8%	4.8%	5.7%
Other third-party payors	—%	0.1%	—%	0.1%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$157.1	$111.5	40.9%	$308.0	$215.4	43.0%
Hospice	11.0	7.6	44.7%	20.7	14.0	47.9%
Home health and hospice segment revenues	168.1	119.1	41.1%	328.7	229.4	43.3%
Less: Provision for doubtful accounts	(0.9)	(0.7)	28.6%	(1.8)	(1.3)	38.5%
Net operating revenues less provision for doubtful accounts	167.2	118.4	41.2%	326.9	228.1	43.3%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	81.6	56.7	43.9%	160.0	110.1	45.3%
Support and overhead costs	58.0	41.0	41.5%	115.0	79.1	45.4%
Equity in net income of nonconsolidated affiliates	(0.2)	—	N/A	(0.4)	—	N/A
Noncontrolling interests	1.8	1.7	5.9%	3.7	3.0	23.3%
Segment Adjusted EBITDA	$26.0	$19.0	36.8%	$48.6	$35.9	35.4%

	(Actual Amounts)
Home health:
Admissions	25,753	16,862	52.7%	51,516	33,361	54.4%
Recertifications	20,432	15,103	35.3%	39,885	29,588	34.8%
Episodes	45,774	31,817	43.9%	89,618	61,329	46.1%
Average revenue per episode	$3,033	$3,082	(1.6)%	$3,034	$3,092	(1.9)%
Episodic visits per episode	18.9	19.4	(2.6)%	19.0	19.5	(2.6)%
Total visits	967,968	675,095	43.4%	1,905,772	1,306,094	45.9%
Cost per visit	$73	$71	2.8%	$73	$71	2.8%
Hospice:
Admissions	785	594	32.2%	1,509	1,218	23.9%
Patient days	71,277	49,272	44.7%	134,709	90,170	49.4%
Revenue per day	$154	$154	—%	$154	$155	(0.6)%
Net Operating Revenues
Home health and hospice revenue was 41.1% higher during the second quarter of 2016 compared to the same quarter of 2015. This increase included a 52.7% increase in admissions and was impacted by a 1.6% decrease in average revenue per episode. Admission growth included a 11.1% increase in same-store admissions. Admission growth from new stores resulted from the acquisition of CareSouth and Encompass' other acquisitions throughout 2015. Average revenue per episode was impacted by the Medicare home health reimbursement rate cuts that became effective January 1, 2016, a higher percentage of patients requiring therapy visits, and lower revenue per episode at CareSouth due to patient mix.
Home health and hospice revenue was 43.3% higher during the six months ended June 30, 2016 compared to the same period of 2015. This increase included a 54.4% increase in admissions and was impacted by a 1.9% decrease in average revenue per episode. Admission growth included a 11.7% increase in same-store admissions. Admission growth from new stores and average revenue per episode resulted from the same factors discussed above for the second quarter of 2016.

See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding CareSouth and Encompass' other acquisitions throughout 2015.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2016 compared to the same periods of 2015 primarily resulted from revenue growth. Adjusted EBITDA for the segment during the three and six months ended June 30, 2016 was impacted by lower average revenue per episode, higher cost per visit driven by an increased percentage of therapy patients, merit and benefit costs increases, and expenses related to the integration of CareSouth.
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
On April 6, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of an additional $50 million of the outstanding principal amount of our 2022 Notes. On May 6, 2016, we completed this redemption using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was also made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the second quarter of 2016.
On July 28, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of the remaining outstanding principal balance of $76.0 million of the 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption will be made at a price of 102.583%, which will result in a total cash outlay of approximately $78 million when the transaction closes on September 15, 2016. We plan to use cash on hand and capacity under our revolving credit facility to fund the redemption. As a result of this redemption, we expect to record an approximate $3 million Loss on early extinguishment of debt in the third quarter of 2016.
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
Current Liquidity
As of June 30, 2016, we had $70.3 million in Cash and cash equivalents. Cash and cash equivalents as of June 30, 2016 excluded $57.4 million in restricted cash (included in Other current assets) and $57.3 million of restricted marketable securities ($27.4 million included in Other current assets and $29.9 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2015 Form 10-K.

In addition to Cash and cash equivalents, as of June 30, 2016, we had approximately $415 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2016, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2016, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2022 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2016.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2016 and 2015 (in millions):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$311.9	$204.9
Net cash used in investing activities	(105.5)	(126.7)
Net cash used in financing activities	(197.7)	(99.4)
Increase (decrease) in cash and cash equivalents	$8.7	$(21.2)
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2016 compared to the same period of 2015 primarily resulted from revenue growth, as described above, and lower working capital primarily attributable to payroll-related liabilities.
Investing activities. The decrease in Net cash used in investing activities during the six months ended June 30, 2016 compared to the same period of 2015 primarily resulted from our 2015 development activities as described in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K, offset by an increase in capital expenditures and a decrease in restricted cash.
Financing activities. The increase in Net cash used in financing activities during the six months ended June 30, 2016 compared to the same period of 2015 primarily resulted from the two $50 million redemptions of the 2022 Notes in March 2016 and May 2016, as discussed above, and repurchases of our common stock. Net cash provided by financing activities during the six months ended June 30, 2015 included the public offering of our 5.125% Senior Notes due 2023 as discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2016 are as follows (in millions):

	Total	July 1 through December 31, 2016	2017 - 2018	2019 - 2020	2021 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,653.0	$12.2	$47.4	$654.2	$1,939.2
Revolving credit facility	150.0	—	—	150.0	—
Interest on long-term debt (b)	1,037.4	67.3	270.8	267.3	432.0
Capital lease obligations (c)	527.3	15.5	68.6	58.3	384.9
Operating lease obligations (d)(e)	411.7	30.7	109.8	84.7	186.5
Purchase obligations (e)(f)	95.8	15.3	49.9	23.7	6.9
Other long-term liabilities (g)(h)	3.6	0.1	0.4	0.4	2.7
Total	$4,878.8	$141.1	$546.9	$1,238.6	$2,952.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2016. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of June 30, 2016, we had $2.8 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $120.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2016, we made capital expenditures of approximately $86.6 million for property and equipment and capitalized software. During 2016, we expect to spend approximately $185 million to $225 million for capital expenditures. Approximately $95 million to $105 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2015, February 2016, and May 2016, our board of directors declared cash dividends of $0.23 per share that were paid in January 2016, April 2016, and July 2016, respectively. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
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
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of June 30, 2016, approximately $137 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first and second quarters of 2016, we repurchased 0.6 million shares of our common stock in the open market for approximately $22 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
Under the credit agreement, the Adjusted EBITDA calculation does not include net income attributable to noncontrolling interests and includes (1) gain or loss on disposal of assets, (2) professional fees unrelated to the stockholder derivative litigation, (3) unusual or nonrecurring cash expenditures in excess of $10 million, and (4) pro forma adjustments resulting from debt transactions and development activities. Items falling within the credit agreement’s “unusual or nonrecurring” classification may occur in future periods, but these items and amounts recognized can vary significantly from period to period and may not directly relate to our ongoing operations. Accordingly, these items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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
Our Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$81.2	$60.2	$157.9	$119.2
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.1	1.6	0.2	1.9
Provision for income tax expense	42.4	32.2	82.1	62.5
Interest expense and amortization of debt discounts and fees	43.4	30.9	88.0	62.7
Professional fees—accounting, tax, and legal	1.7	0.1	1.9	2.3
Government, class action, and related settlements	—	—	—	8.0
Net noncash loss (gain) on disposal or impairment of assets	0.2	0.8	0.4	(0.7)
Depreciation and amortization	42.9	32.7	85.3	64.6
Loss on early extinguishment of debt	2.4	18.8	4.8	20.0
Stock-based compensation expense	8.6	6.2	13.1	15.6
Net income attributable to noncontrolling interests	(18.6)	(17.3)	(37.3)	(33.8)
Transaction costs	—	3.3	—	3.3
Adjusted EBITDA	$204.3	$169.5	$396.4	$325.6

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$311.9	$204.9
Provision for doubtful accounts	(31.9)	(22.5)
Professional fees—accounting, tax, and legal	1.9	2.3
Interest expense and amortization of debt discounts and fees	88.0	62.7
Equity in net income of nonconsolidated affiliates	4.8	3.9
Net income attributable to noncontrolling interests in continuing operations	(37.3)	(33.8)
Amortization of debt-related items	(6.8)	(6.3)
Distributions from nonconsolidated affiliates	(3.0)	(3.7)
Current portion of income tax expense	9.0	6.9
Change in assets and liabilities	55.2	101.2
Premium received on bond issuance	—	(8.0)
Premium paid on bond redemption	3.9	11.8
Transaction costs	—	3.3
Net cash used in operating activities of discontinued operations	0.5	0.3
Other	0.2	2.6
Adjusted EBITDA	$396.4	$325.6
Growth in Adjusted EBITDA in 2016 compared to 2015 resulted primarily from revenue growth in both segments due to the acquisitions of Reliant and CareSouth as well as our other 2015 development activities.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2016, our primary variable rate debt outstanding related to $150.0 million in advances under our revolving credit facility and $432.3 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.2 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.7 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2016 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and our Annual Report on Form 10‑K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2016:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2016	38,794	$35.42	35,776	$147,505,752
May 1 through May 31, 2016	145,447	39.83	145,447	141,712,702
June 1 through June 30, 2016	106,623	39.49	106,449	137,508,756
Total	290,864	39.12	287,672

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 1,112 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share on our common stock that was paid on October 15, 2014, and we paid the same per share quarterly dividend through July 15, 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015, and we have paid the same per share quarterly dividend through July 15, 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 29, 2016

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1.1	HealthSouth Corporation 2016 Omnibus Performance Incentive Plan.+

10.1.2	Form of Non-Qualified Stock Option Agreement (2016 Omnibus Performance Incentive Plan).+

10.1.3	Form of Restricted Stock Agreement (2016 Omnibus Performance Incentive Plan).+

10.1.4	Form of Performance Share Unit Award (2016 Omnibus Performance Incentive Plan).+

10.1.5	Form of Restricted Stock Unit Award (2016 Omnibus Performance Incentive Plan).+

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.