Form 10-Q
period 2016-09-30
HEALTHSOUTH CORP
filed 2016-10-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

The registrant had 89,796,334 shares of common stock outstanding, net of treasury shares, as of October 21, 2016.

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

•
our ability to successfully integrate the inpatient rehabilitation hospitals acquired from Reliant Hospital Partners, LLC, and the home health agency operations of CareSouth Health System, Inc., including the realization of anticipated benefits from those acquisitions and avoidance of unanticipated difficulties, costs, or liabilities that could arise from the acquisitions or integrations;

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

ii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
Net operating revenues	$926.8	$778.6	$2,757.3	$2,283.6
Less: Provision for doubtful accounts	(14.8)	(10.7)	(46.7)	(33.2)
Net operating revenues less provision for doubtful accounts	912.0	767.9	2,710.6	2,250.4
Operating expenses:
Salaries and benefits	497.4	417.1	1,469.6	1,204.0
Other operating expenses	126.3	106.7	367.0	314.1
Occupancy costs	17.6	12.5	53.5	37.1
Supplies	34.8	31.0	104.2	94.1
General and administrative expenses	30.3	30.6	96.6	97.3
Depreciation and amortization	43.5	33.7	128.8	98.3
Government, class action, and related settlements	—	—	—	8.0
Professional fees—accounting, tax, and legal	—	0.4	1.9	2.7
Total operating expenses	749.9	632.0	2,221.6	1,855.6
Loss on early extinguishment of debt	2.6	—	7.4	20.0
Interest expense and amortization of debt discounts and fees	42.5	35.6	130.5	98.3
Other income	(0.8)	(0.7)	(2.1)	(4.2)
Equity in net income of nonconsolidated affiliates	(2.5)	(2.4)	(7.3)	(6.3)
Income from continuing operations before income tax expense	120.3	103.4	360.5	287.0
Provision for income tax expense	42.1	35.9	124.2	98.4
Income from continuing operations	78.2	67.5	236.3	188.6
(Loss) income from discontinued operations, net of tax	(0.1)	0.3	(0.3)	(1.6)
Net income	78.1	67.8	236.0	187.0
Less: Net income attributable to noncontrolling interests	(16.4)	(17.1)	(53.7)	(50.9)
Net income attributable to HealthSouth	61.7	50.7	182.3	136.1
Less: Convertible perpetual preferred stock dividends	—	—	—	(1.6)
Net income attributable to HealthSouth common shareholders	$61.7	$50.7	$182.3	$134.5

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	89.1	90.6	89.3	89.1
Diluted	99.4	101.5	99.5	101.4

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.69	$0.56	$2.03	$1.52
Discontinued operations	—	—	—	(0.02)
Net income	$0.69	$0.56	$2.03	$1.50
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.64	$0.52	$1.90	$1.43
Discontinued operations	—	—	—	(0.02)
Net income	$0.64	$0.52	$1.90	$1.41

Cash dividends per common share	$0.24	$0.23	$0.70	$0.65

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$61.8	$50.4	$182.6	$137.7
(Loss) income from discontinued operations, net of tax	(0.1)	0.3	(0.3)	(1.6)
Net income attributable to HealthSouth	$61.7	$50.7	$182.3	$136.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Millions)
COMPREHENSIVE INCOME
Net income	$78.1	$67.8	$236.0	$187.0
Other comprehensive (loss) income, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.2)	(0.7)	0.4	0.2
Reclassifications to net income	—	(0.6)	—	(1.2)
Other comprehensive (loss) income before income taxes	(0.2)	(1.3)	0.4	(1.0)
Provision for income tax benefit (expense) related to other comprehensive income items	0.1	0.5	(0.2)	0.4
Other comprehensive (loss) income, net of tax	(0.1)	(0.8)	0.2	(0.6)
Comprehensive income	78.0	67.0	236.2	186.4
Comprehensive income attributable to noncontrolling interests	(16.4)	(17.1)	(53.7)	(50.9)
Comprehensive income attributable to HealthSouth	$61.6	$49.9	$182.5	$135.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$76.4	$61.6
Accounts receivable, net of allowance for doubtful accounts of $52.2 in 2016; $39.3 in 2015	419.2	410.5
Other current assets	170.4	126.6
Total current assets	666.0	598.7
Property and equipment, net	1,353.1	1,310.1
Goodwill	1,915.6	1,890.1
Intangible assets, net	410.1	419.4
Deferred income tax assets	72.6	190.8
Other long-term assets	213.9	197.0
Total assets(1)	$4,631.3	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.8	$36.8
Accounts payable	67.5	61.6
Accrued expenses and other current liabilities	371.7	328.0
Total current liabilities	476.0	426.4
Long-term debt, net of current portion	2,974.0	3,134.7
Other long-term liabilities	158.1	144.6
	3,608.1	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	109.4	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	726.3	611.4
Noncontrolling interests	187.5	167.9
Total shareholders’ equity	913.8	779.3
Total liabilities(1) and shareholders’ equity	$4,631.3	$4,606.1

(1)
Our consolidated assets as of September 30, 2016 include total assets of variable interest entities of $258.0 million, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2016 include total liabilities of the variable interest entities of $51.1 million. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2016
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3
Net income	—	—	—	182.3	—	—	42.5	224.8
Receipt of treasury stock	(0.4)	—	—	—	—	(9.9)	—	(9.9)
Dividends declared on common stock	—	—	(63.4)	—	—	—	—	(63.4)
Stock-based compensation	—	—	16.1	—	—	—	—	16.1
Stock options exercised	0.3	—	6.6	—	—	(4.8)	—	1.8
Distributions declared	—	—	—	—	—	—	(43.1)	(43.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	17.0	17.0
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	10.2	—	—	—	—	10.2
Repurchases of common stock in open market	(0.7)	—	—	—	—	(24.1)	—	(24.1)
Other	0.5	—	2.4	—	0.2	(0.7)	3.2	5.1
Balance at end of period	89.8	$1.1	$2,806.8	$(1,513.7)	$(1.0)	$(566.9)	$187.5	$913.8

	Nine Months Ended September 30, 2015
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	136.1	—	—	40.8	176.9
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.6)	—	—	—	—	(17.2)	—	(17.2)
Dividends declared on common stock	—	—	(59.1)	—	—	—	—	(59.1)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	19.0	—	—	—	—	19.0
Stock options exercised	0.2	—	6.6	—	—	(4.4)	—	2.2
Distributions declared	—	—	—	—	—	—	(36.7)	(36.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	9.5	9.5
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(14.9)	—	—	—	—	(14.9)
Other	0.7	0.1	1.6	—	(0.6)	(1.6)	(0.1)	(0.6)
Balance at end of period	91.4	$1.1	$2,855.3	$(1,743.0)	$(1.1)	$(481.9)	$159.8	$790.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In Millions)
Cash flows from operating activities:
Net income	$236.0	$187.0
Loss from discontinued operations, net of tax	0.3	1.6
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	46.7	33.2
Provision for government, class action, and related settlements	—	8.0
Depreciation and amortization	128.8	98.3
Loss on early extinguishment of debt	7.4	20.0
Equity in net income of nonconsolidated affiliates	(7.3)	(6.3)
Distributions from nonconsolidated affiliates	5.9	4.5
Stock-based compensation	17.4	21.8
Deferred tax expense	110.6	88.0
Other	11.7	8.2
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(75.7)	(83.7)
Other assets	(4.4)	(8.3)
Accounts payable	1.9	4.4
Accrued payroll	(1.2)	(16.6)
Accrued interest payable	6.0	13.9
Other liabilities	11.8	(3.0)
Premium received on bond issuance	—	9.8
Premium paid on redemption of bonds	(5.8)	(11.8)
Net cash used in operating activities of discontinued operations	(0.6)	(0.8)
Total adjustments	253.2	179.6
Net cash provided by operating activities	489.5	368.2

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(113.9)	(85.2)
Capitalized software costs	(17.5)	(20.7)
Acquisitions of businesses, net of cash acquired	(19.6)	(87.1)
Proceeds from sale of marketable securities	—	12.8
Purchase of restricted investments	(0.8)	(6.5)
Net change in restricted cash	(7.1)	3.2
Other	2.6	4.1
Net cash used in investing activities	(156.3)	(179.4)
Cash flows from financing activities:
Principal borrowings on term loan facilities	—	125.0
Proceeds from bond issuance	—	1,400.0
Principal payments on debt, including pre-payments	(195.2)	(546.3)
Borrowings on revolving credit facility	260.0	315.0
Payments on revolving credit facility	(240.0)	(615.0)
Debt amendment and issuance costs	—	(31.3)
Repurchases of common stock, including fees and expenses	(24.1)	—
Dividends paid on common stock	(62.4)	(56.3)
Distributions paid to noncontrolling interests of consolidated affiliates	(49.5)	(39.7)
Other	(7.2)	(5.3)
Net cash (used in) provided by financing activities	(318.4)	546.1
Increase in cash and cash equivalents	14.8	734.9
Cash and cash equivalents at beginning of period	61.6	66.7
Cash and cash equivalents at end of period	$76.4	$801.6

Supplemental schedule of noncash financing activity:
Conversion of preferred stock to common stock	$—	$93.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	74.8%	75.1%	75.0%	74.8%
Medicare Advantage	7.9%	7.5%	7.9%	7.8%
Managed care	10.1%	9.9%	9.9%	10.0%
Medicaid	3.3%	3.4%	3.3%	3.0%
Other third-party payors	1.5%	1.5%	1.4%	1.6%
Workers’ compensation	0.8%	0.8%	0.8%	0.9%
Patients	0.5%	0.5%	0.5%	0.6%
Other income	1.1%	1.3%	1.2%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	73.3%	73.2%	73.3%	73.0%
Medicare Advantage	7.6%	7.7%	7.7%	7.9%
Managed care	11.4%	11.2%	11.3%	11.3%
Medicaid	3.0%	3.0%	3.0%	2.6%
Other third-party payors	1.8%	1.7%	1.7%	1.9%
Workers’ compensation	1.0%	1.0%	1.0%	1.1%
Patients	0.6%	0.6%	0.6%	0.7%
Other income	1.3%	1.6%	1.4%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	81.8%	84.7%	82.4%	84.1%
Medicare Advantage	8.8%	6.7%	8.9%	7.1%
Managed care	4.5%	2.9%	3.7%	2.9%
Medicaid	4.7%	5.7%	4.8%	5.7%
Other third-party payors	—%	—%	—%	0.1%
Patients	0.1%	—%	0.1%	0.1%
Other income	0.1%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2015 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.
Recent Accounting Pronouncements—
In February 2015, the FASB issued ASU 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which provided guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modified the evaluation of whether limited partnerships and similar legal entities are VIEs. Under this analysis, limited partnerships and other similar entities are considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminated the presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This standard was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. We elected to adopt this guidance using the modified retrospective approach. Our adoption of this guidance resulted in certain limited partnership-like entities that were previously consolidated as voting interest entities to now be consolidated as VIEs, for

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

which additional disclosures are required. Our adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations, or cash flows. See Note 3, Variable Interest Entities.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. This standard will be effective for HealthSouth for the annual reporting period beginning after December 15, 2018. Early adoption is permitted. We continue to review the requirements of this standard and its impact on our financial position, results of operations, or cash flows.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This will require us to reclassify tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) to the extent of previous windfalls from Capital in excess of par value to Provision for income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. In addition, all income tax-related cash flows resulting from share-based windfall tax benefits are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. Finally, the standard clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. For HealthSouth, this guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. Upon adoption, we anticipate recognizing our net windfall balance as an increase to Deferred income tax assets and a corresponding decrease to Accumulated deficit. Additionally, the historical and future amount of cash flows resulting from share-based windfall benefits and cash payments made to taxing authorities on the employees’ behalf for withheld shares will result in an increase to our historical and future Cash flows from operating activities and a decrease to Cash flows from financing activities.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for HealthSouth for the annual period beginning after December 15, 2019 and interim periods within that reporting period. Early adoption is permitted beginning after December 15, 2018. We continue to review the requirements of this standard and any potential impact it may have on our financial position, results of operations, or cash flows.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance is effective retrospectively for HealthSouth for the annual reporting period beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted. We continue to review the requirements of this standard and any potential impact it may have on our financial position, results of operations, or cash flows.

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
In August 2016, we acquired 50% of the inpatient rehabilitation hospital at St. Joseph Regional Health Center (“Bryan”), a 19-bed inpatient rehabilitation hospital in Bryan, Texas, through a joint venture with St. Joseph Health System. The acquisition, which was funded through a contribution to the consolidated joint venture, was not material to our financial position, results of operations, or cash flows.
Also in August 2016, we acquired 51% of the inpatient rehabilitation hospital at The Bernsen Rehabilitation Center at St. John (“Broken Arrow”), a 24-bed inpatient rehabilitation hospital in Broken Arrow, Oklahoma, through a joint venture with St. John Health System. The acquisition, which was funded through a contribution to the consolidated joint venture, was not material to our financial position, results of operations, or cash flows.
Each of the above transactions was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas. We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired and liabilities assumed, if any, were recorded at their estimated fair values as of the respective acquisition dates. The fair values of the identifiable intangible assets were based on valuations using the income approach. The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. None of the goodwill recorded as a result of these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$5.3
Identifiable intangible assets:
Noncompete agreements (useful lives of 1 to 3 years)	0.4
Trade names (useful lives of 20 years)	1.0
Goodwill	9.4
Total assets acquired	$16.1
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of assets acquired	$1.4	$—	$6.7	$62.8
Goodwill	7.6	—	9.4	0.7
Fair value of liabilities assumed	—	—	—	(2.7)
Fair value of noncontrolling interest owned by joint venture partner	(9.0)	—	(16.1)	(4.2)
Net cash paid for acquisition	$—	$—	$—	$56.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Home Health and Hospice
During the nine months ended September 30, 2016, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In May, 2016, we acquired Home Health Agency of Georgia, LLC (“Camellia”), a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area.

•	In July 2016, we acquired Advantage Health Inc. (“Advantage”), a home health provider with one location in Yuma, Arizona.

•	In September, 2016, we acquired three hospice agencies from Sotto International, Inc. (“Serenity”) located in Texarkana, Arkansas, Magnolia, Arkansas, and Texarkana, Texas.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	$0.2
Trade names (useful lives of 1 year)	0.2
Certificate of needs (useful lives of 10 years)	1.9
Licenses (useful lives of 10 years)	1.1
Goodwill	16.3
Total assets acquired	19.7
Total liabilities assumed	(0.1)
Net assets acquired	$19.6
Information regarding the net cash paid for home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fair value of assets acquired	$1.9	$1.9	$3.4	$10.4
Goodwill	8.3	7.5	16.3	20.3
Fair value of liabilities assumed	—	(0.1)	(0.1)	(0.2)
Net cash paid for acquisitions	$10.2	$9.3	$19.6	$30.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned inpatient rehabilitation hospitals and home health and hospice agencies from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2015 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to September 30, 2016	$8.7	$(2.3)
Combined entity: Supplemental pro forma from 07/01/2016-09/30/2016	929.2	62.0
Combined entity: Supplemental pro forma from 07/01/2015-09/30/2015	786.7	51.4
Combined entity: Supplemental pro forma from 01/01/2016-09/30/2016	2,773.9	184.0
Combined entity: Supplemental pro forma from 01/01/2015-09/30/2015	2,308.2	136.8
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding acquisitions completed in 2015.

3.	Variable Interest Entities
As of September 30, 2016, we consolidated ten limited partnership-like entities that are VIEs and of which we are the primary beneficiary. All ten of these entities were also consolidated as of December 31, 2015. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

September 30, 2016
Assets
Current assets:
Cash and cash equivalents	$1.2
Accounts receivable, net of allowance for doubtful accounts	32.3
Other current assets	3.1
Total current assets	36.6
Property and equipment, net	137.6
Goodwill	73.5
Intangible assets, net	9.3
Other long-term assets	1.0
Total assets	$258.0
Liabilities
Current liabilities:
Current portion of long-term debt	$1.4
Accounts payable	7.0
Accrued expenses and other current liabilities	12.5
Total current liabilities	20.9
Long-term debt, net of current portion	30.2
Total liabilities	$51.1

4.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2016 and December 31, 2015, we had $13.0 million and $11.7 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net operating revenues	$11.3	$9.2	$33.4	$26.3
Operating expenses	(6.0)	(4.0)	(18.1)	(11.7)
Income from continuing operations, net of tax	5.2	5.1	15.2	13.8
Net income	5.2	5.1	15.2	13.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2016	December 31, 2015
Credit Agreement—
Advances under revolving credit facility	$150.0	$130.0
Term loan facilities	426.8	443.3
Bonds payable—
7.75% Senior Notes due 2022	—	174.3
5.125% Senior Notes due 2023	295.1	294.6
5.75% Senior Notes due 2024	1,193.1	1,192.6
5.75% Senior Notes due 2025	343.7	343.4
2.00% Convertible Senior Subordinated Notes due 2043	273.2	265.9
Other notes payable	47.1	39.2
Capital lease obligations	281.8	288.2
	3,010.8	3,171.5
Less: Current portion	(36.8)	(36.8)
Long-term debt, net of current portion	$2,974.0	$3,134.7
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2016	$8.7	$8.7
2017	37.3	37.3
2018	37.8	37.8
2019	40.4	40.4
2020	834.2	786.1
2021	10.7	10.7
Thereafter	2,108.0	2,089.8
Total	$3,077.1	$3,010.8
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
On July 28, 2016, we gave notice of, and made an irrevocable commitment for, the redemption of the remaining outstanding principal balance of $76.0 million of the 2022 Notes. On September 15, 2016, we completed this redemption using

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 102.583%, which resulted in a total cash outlay of approximately $78 million. As a result of this redemption, we recorded a $2.6 million Loss on early extinguishment of debt in the third quarter of 2016.
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new corporate headquarters in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new corporate headquarters and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new corporate headquarters during the construction period. Construction commenced in the second quarter of 2016. Accordingly, we increased Property and equipment, net by $10.3 million, based on the construction costs incurred to date by the Developer, and recorded a corresponding noncurrent financing obligation liability of $10.3 million in Long-term debt, net of current portion within our condensed consolidated balance sheet as of September 30, 2016. The total financing obligation associated with the Developer’s costs to construct the new corporate headquarters is estimated at $56 million. The amounts recorded for construction costs and the corresponding liability are non-cash activities for purposes of our condensed consolidated statement of cash flows.
For additional information regarding our indebtedness, see Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$121.1	$84.7
Net income attributable to noncontrolling interests	11.2	10.1
Distributions declared	(6.4)	(5.6)
Change in fair value	(16.5)	24.9
Balance at end of period	$109.4	$114.1
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Net income attributable to nonredeemable noncontrolling interests	$12.7	$13.4	$42.5	$40.8
Net income attributable to redeemable noncontrolling interests	3.7	3.7	11.2	10.1
Net income attributable to noncontrolling interests	$16.4	$17.1	$53.7	$50.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$24.2	$—	$24.2	$—	M
Other long-term assets:
Restricted marketable securities	33.3	—	33.3	—	M
Redeemable noncontrolling interests	109.4	—	—	109.4	I
As of December 31, 2015
Other current assets:
Current portion of restricted marketable securities	$16.1	$—	$16.1	$—	M
Other long-term assets:
Restricted marketable securities	40.1	—	40.1	—	M
Redeemable noncontrolling interests	121.1	—	—	121.1	I
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

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2016 and September 30, 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$150.0	$150.0	$130.0	$130.0
Term loan facilities	426.8	428.1	443.3	445.0
7.75% Senior Notes due 2022	—	—	174.3	183.7
5.125% Senior Notes due 2023	295.1	299.3	294.6	288.0
5.75% Senior Notes due 2024	1,193.1	1,239.0	1,192.6	1,146.0
5.75% Senior Notes due 2025	343.7	364.9	343.4	332.5
2.00% Convertible Senior Subordinated Notes due 2043	273.2	377.3	265.9	345.0
Other notes payable	47.1	47.1	39.2	39.2
Financial commitments:
Letters of credit	—	33.3	—	34.2
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
Our Provision for income tax expense of $42.1 million and $124.2 million for the three and nine months ended September 30, 2016, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $35.9 million and $98.4 million for the three and nine months ended September 30, 2015, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
The $72.6 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2016 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2016, we maintained a valuation allowance of $28.3 million due to uncertainties regarding our ability to utilize a portion of our state net operating losses (“NOLs”) and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
As of September 30, 2016, we estimate the tax benefit of combined federal NOLs and tax credits to be approximately $18 million. There is $15.6 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the benefits of which, when recognized, will be accounted for as a credit to Capital in excess of par value when they reduce taxes payable. Federal NOLs and tax credits expire in various amounts at varying times through 2036. We also have state NOLs that expire in various amounts at varying times through 2031.
During the three months ended September 30, 2016, we filed an automatic tax accounting method change related to the deductibility of bad debts pursuant to the non-accrual experience method which resulted in a tax benefit of approximately $7 million. This change did not have a material impact on our effective tax rate. We also filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our Medicare Administrative Contractors and are awaiting acceptance by the IRS. If our request for the non-automatic tax accounting method change is accepted as filed, we anticipate additional tax benefits of approximately $50 million through September 30, 2016. Approximately $44 million of this amount represents pre-payment claims received in years prior to and including the year ending December 31, 2015. This change, if approved, is not expected to have a material impact on our effective tax rate.
Total remaining gross unrecognized tax benefits were $2.8 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2015	$2.9
Gross amount of increases in unrecognized tax benefits related to prior periods	0.3
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)
Gross amount of increases in unrecognized tax benefits related to current periods	0.1
Gross amount of decreases in unrecognized tax benefits related to current periods	(0.1)
Balance at September 30, 2016	$2.8
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2016 and 2015 was not material. Accrued interest income related to income taxes as of September 30, 2016 and December 31, 2015 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We signed a new agreement in December 2015 for the 2016 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012 and 2011 federal income tax returns, will examine our 2016 return when filed and is currently examining our 2015 return. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. We have settled federal income tax examinations with the IRS for all tax years through 2013. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by five states for tax years ranging from 2007 through 2014.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate up to $2.6 million of our unrecognized tax benefits may be released within the next 12 months.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Numerator:
Income from continuing operations	$78.2	$67.5	$236.3	$188.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(16.4)	(17.1)	(53.7)	(50.9)
Less: Income allocated to participating securities	(0.2)	(0.3)	(0.6)	(0.9)
Less: Convertible perpetual preferred stock dividends	—	—	—	(1.6)
Income from continuing operations attributable to HealthSouth common shareholders	61.6	50.1	182.0	135.2
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	0.3	(0.3)	(1.6)
Net income attributable to HealthSouth common shareholders	$61.5	$50.4	$181.7	$133.6
Denominator:
Basic weighted average common shares outstanding	89.1	90.6	89.3	89.1
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.69	$0.56	$2.03	$1.52
Discontinued operations	—	—	—	(0.02)
Net income	$0.69	$0.56	$2.03	$1.50

Diluted:
Numerator:
Income from continuing operations	$78.2	$67.5	$236.3	$188.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(16.4)	(17.1)	(53.7)	(50.9)
Add: Interest on convertible debt, net of tax	2.4	2.4	7.2	7.0
Income from continuing operations attributable to HealthSouth common shareholders	64.2	52.8	189.8	144.7
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	0.3	(0.3)	(1.6)
Net income attributable to HealthSouth common shareholders	$64.1	$53.1	$189.5	$143.1
Denominator:
Diluted weighted average common shares outstanding	99.4	101.5	99.5	101.4
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.64	$0.52	$1.90	$1.43
Discontinued operations	—	—	—	(0.02)
Net income	$0.64	$0.52	$1.90	$1.41

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	89.1	90.6	89.3	89.1
Convertible perpetual preferred stock	—	—	—	1.3
Convertible senior subordinated notes	8.5	8.4	8.5	8.3
Restricted stock awards, dilutive stock options, restricted stock units, and common stock warrants	1.8	2.5	1.7	2.7
Diluted weighted average common shares outstanding	99.4	101.5	99.5	101.4
In October 2015, February 2016, and May 2016, our board of directors declared cash dividends of $0.23 per share that were paid in January 2016, April 2016, and July 2016, respectively. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. On October 20, 2016, our board of directors declared a cash dividend of $0.24 per share, payable on January 17, 2017 to stockholders of record on January 3, 2017. As of September 30, 2016 and December 31, 2015, accrued common stock dividends of $22.3 million and $21.3 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
The indenture underlying our convertible notes includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the convertible notes. The current conversion price of the convertible notes is $37.16 per share, and the conversion rate is 26.9106 for each $1,000 principal amount of the convertible notes.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. The Supreme Court has not yet scheduled a hearing on the appeal. We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $21.0 million (including $1.0 million in fees and expenses) in Accrued expenses and other liabilities in our condensed consolidated balance sheet as of September 30, 2016 with a corresponding receivable of $15.0 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages, resulting in a net charge of an additional $5.7 million to Other operating expenses in our condensed consolidated statements of operations for the nine months ended September 30, 2016. The $6.0 million portion of this liability would be a covered claim through our captive insurance subsidiary, HCS, Ltd.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 30 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2016, we operate 122 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of September 30, 2016, we provide home health and hospice services in 223 locations across 24 states. Two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
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
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Net operating revenues	$751.7	$651.6	$2,253.5	$1,927.2	$175.1	$127.0	$503.8	$356.4
Less: Provision for doubtful accounts	(13.7)	(10.2)	(43.8)	(31.4)	(1.1)	(0.5)	(2.9)	(1.8)
Net operating revenues less provision for doubtful accounts	738.0	641.4	2,209.7	1,895.8	174.0	126.5	500.9	354.6
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	371.2	326.8	1,107.2	950.8	—	—	—	—
Other operating expenses	110.1	95.8	321.7	284.5	—	—	—	—
Supplies	31.9	28.9	96.1	88.6	—	—	—	—
Occupancy costs	15.0	10.6	46.0	31.7	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	86.8	61.7	246.8	171.8
Support and overhead costs	—	—	—	—	59.5	42.6	174.5	121.7
	528.2	462.1	1,571.0	1,355.6	146.3	104.3	421.3	293.5
Other income	(0.8)	(0.1)	(2.1)	(1.0)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(2.3)	(2.4)	(6.7)	(6.3)	(0.2)	—	(0.6)	—
Noncontrolling interests	14.3	15.6	47.9	46.4	2.1	1.5	5.8	4.5
Segment Adjusted EBITDA	$198.6	$166.2	$599.6	$501.1	$25.8	$20.7	$74.4	$56.6

Capital expenditures	$42.7	$43.8	$128.9	$103.2	$2.2	$0.5	$4.6	$2.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of September 30, 2016
Total assets	$3,593.3	$1,109.3	$4,631.3
Investments in and advances to nonconsolidated affiliates	10.5	2.5	13.0
As of December 31, 2015
Total assets	$3,589.0	$1,088.4	$4,606.1
Investments in and advances to nonconsolidated affiliates	9.3	2.4	11.7
Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment Adjusted EBITDA	$224.4	$186.9	$674.0	$557.7
General and administrative expenses	(30.3)	(30.6)	(96.6)	(97.3)
Depreciation and amortization	(43.5)	(33.7)	(128.8)	(98.3)
Loss on disposal or impairment of assets	(1.6)	(0.9)	(2.0)	(0.2)
Government, class action, and related settlements	—	—	—	(8.0)
Professional fees - accounting, tax, and legal	—	(0.4)	(1.9)	(2.7)
Loss on early extinguishment of debt	(2.6)	—	(7.4)	(20.0)
Interest expense and amortization of debt discounts and fees	(42.5)	(35.6)	(130.5)	(98.3)
Net income attributable to noncontrolling interests	16.4	17.1	53.7	50.9
Gain related to SCA equity interest	—	0.6	—	3.2
Income from continuing operations before income tax expense	$120.3	$103.4	$360.5	$287.0

	September 30, 2016	December 31, 2015
Total assets for reportable segments	$4,702.6	$4,677.4
Reclassification of deferred income tax liabilities to net deferred income tax assets	(71.3)	(71.3)
Total consolidated assets	$4,631.3	$4,606.1

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Inpatient rehabilitation:
Inpatient	$724.1	$625.1	$2,164.6	$1,850.4
Outpatient and other	27.6	26.5	88.9	76.8
Total inpatient rehabilitation	751.7	651.6	2,253.5	1,927.2
Home health and hospice:
Home health	162.0	118.3	470.0	333.7
Hospice	13.1	8.7	33.8	22.7
Total home health and hospice	175.1	127.0	503.8	356.4
Total net operating revenues	$926.8	$778.6	$2,757.3	$2,283.6

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.9	$546.6	$405.0	$(29.7)	$926.8
Less: Provision for doubtful accounts	—	(10.0)	(4.8)	—	(14.8)
Net operating revenues less provision for doubtful accounts	4.9	536.6	400.2	(29.7)	912.0
Operating expenses:
Salaries and benefits	10.4	252.1	239.5	(4.6)	497.4
Other operating expenses	6.4	80.1	51.6	(11.8)	126.3
Occupancy costs	0.6	22.4	7.9	(13.3)	17.6
Supplies	—	22.6	12.2	—	34.8
General and administrative expenses	30.4	—	(0.1)	—	30.3
Depreciation and amortization	2.3	26.1	15.1	—	43.5
Total operating expenses	50.1	403.3	326.2	(29.7)	749.9
Loss on early extinguishment of debt	2.6	—	—	—	2.6
Interest expense and amortization of debt discounts and fees	36.3	5.4	5.8	(5.0)	42.5
Other income	(5.1)	(0.1)	(0.6)	5.0	(0.8)
Equity in net income of nonconsolidated affiliates	—	(2.3)	(0.2)	—	(2.5)
Equity in net income of consolidated affiliates	(86.1)	(8.8)	—	94.9	—
Management fees	(33.9)	26.0	7.9	—	—
Income from continuing operations before income tax (benefit) expense	41.0	113.1	61.1	(94.9)	120.3
Provision for income tax (benefit) expense	(20.8)	45.1	17.8	—	42.1
Income from continuing operations	61.8	68.0	43.3	(94.9)	78.2
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	61.7	68.0	43.3	(94.9)	78.1
Less: Net income attributable to noncontrolling interests	—	—	(16.4)	—	(16.4)
Net income attributable to HealthSouth	$61.7	$68.0	$26.9	$(94.9)	$61.7
Comprehensive income	$61.6	$68.0	$43.3	$(94.9)	$78.0
Comprehensive income attributable to HealthSouth	$61.6	$68.0	$26.9	$(94.9)	$61.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.3	$458.8	$341.5	$(26.0)	$778.6
Less: Provision for doubtful accounts	—	(7.5)	(3.2)	—	(10.7)
Net operating revenues less provision for doubtful accounts	4.3	451.3	338.3	(26.0)	767.9
Operating expenses:
Salaries and benefits	14.7	213.9	192.7	(4.2)	417.1
Other operating expenses	6.5	66.4	43.8	(10.0)	106.7
Occupancy costs	1.1	16.3	6.9	(11.8)	12.5
Supplies	—	19.9	11.1	—	31.0
General and administrative expenses	27.8	—	2.8	—	30.6
Depreciation and amortization	2.6	19.8	11.3	—	33.7
Professional fees—accounting, tax, and legal	0.4	—	—	—	0.4
Total operating expenses	53.1	336.3	268.6	(26.0)	632.0
Interest expense and amortization of debt discounts and fees	33.4	1.9	2.9	(2.6)	35.6
Other income	(2.5)	(0.1)	(0.7)	2.6	(0.7)
Equity in net income of nonconsolidated affiliates	—	(2.4)	—	—	(2.4)
Equity in net income of consolidated affiliates	(80.2)	(9.7)	—	89.9	—
Management fees	(29.2)	21.7	7.5	—	—
Income from continuing operations before income tax (benefit) expense	29.7	103.6	60.0	(89.9)	103.4
Provision for income tax (benefit) expense	(20.7)	39.4	17.2	—	35.9
Income from continuing operations	50.4	64.2	42.8	(89.9)	67.5
Income from discontinued operations, net of tax	0.3	—	—	—	0.3
Net income	50.7	64.2	42.8	(89.9)	67.8
Less: Net income attributable to noncontrolling interests	—	—	(17.1)	—	(17.1)
Net income attributable to HealthSouth	$50.7	$64.2	$25.7	$(89.9)	$50.7
Comprehensive income	$49.9	$64.2	$42.8	$(89.9)	$67.0
Comprehensive income attributable to HealthSouth	$49.9	$64.2	$25.7	$(89.9)	$49.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$14.9	$1,635.1	$1,195.3	$(88.0)	$2,757.3
Less: Provision for doubtful accounts	—	(32.4)	(14.3)	—	(46.7)
Net operating revenues less provision for doubtful accounts	14.9	1,602.7	1,181.0	(88.0)	2,710.6
Operating expenses:
Salaries and benefits	32.7	752.0	698.6	(13.7)	1,469.6
Other operating expenses	18.9	232.6	149.9	(34.4)	367.0
Occupancy costs	2.4	67.2	23.8	(39.9)	53.5
Supplies	—	67.8	36.4	—	104.2
General and administrative expenses	94.7	—	1.9	—	96.6
Depreciation and amortization	7.1	77.9	43.8	—	128.8
Professional fees—accounting, tax, and legal	1.9	—	—	—	1.9
Total operating expenses	157.7	1,197.5	954.4	(88.0)	2,221.6
Loss on early extinguishment of debt	7.4	—	—	—	7.4
Interest expense and amortization of debt discounts and fees	111.7	16.3	17.2	(14.7)	130.5
Other income	(14.6)	(0.2)	(2.0)	14.7	(2.1)
Equity in net income of nonconsolidated affiliates	—	(6.7)	(0.6)	—	(7.3)
Equity in net income of consolidated affiliates	(260.5)	(28.7)	—	289.2	—
Management fees	(101.9)	77.7	24.2	—	—
Income from continuing operations before income tax (benefit) expense	115.1	346.8	187.8	(289.2)	360.5
Provision for income tax (benefit) expense	(67.5)	138.4	53.3	—	124.2
Income from continuing operations	182.6	208.4	134.5	(289.2)	236.3
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income	182.3	208.4	134.5	(289.2)	236.0
Less: Net income attributable to noncontrolling interests	—	—	(53.7)	—	(53.7)
Net income attributable to HealthSouth	$182.3	$208.4	$80.8	$(289.2)	$182.3
Comprehensive income	$182.5	$208.4	$134.5	$(289.2)	$236.2
Comprehensive income attributable to HealthSouth	$182.5	$208.4	$80.8	$(289.2)	$182.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$14.7	$1,366.5	$978.8	$(76.4)	$2,283.6
Less: Provision for doubtful accounts	—	(24.5)	(8.7)	—	(33.2)
Net operating revenues less provision for doubtful accounts	14.7	1,342.0	970.1	(76.4)	2,250.4
Operating expenses:
Salaries and benefits	35.0	632.1	549.4	(12.5)	1,204.0
Other operating expenses	22.7	195.1	126.9	(30.6)	314.1
Occupancy costs	3.2	46.7	20.5	(33.3)	37.1
Supplies	—	60.9	33.2	—	94.1
General and administrative expenses	93.6	—	3.7	—	97.3
Depreciation and amortization	7.3	58.1	32.9	—	98.3
Government, class action, and related settlements	8.0	—	—	—	8.0
Professional fees—accounting, tax, and legal	2.7	—	—	—	2.7
Total operating expenses	172.5	992.9	766.6	(76.4)	1,855.6
Loss on early extinguishment of debt	20.0	—	—	—	20.0
Interest expense and amortization of debt discounts and fees	91.0	6.3	8.5	(7.5)	98.3
Other income	(9.6)	(0.2)	(1.9)	7.5	(4.2)
Equity in net income of nonconsolidated affiliates	—	(6.3)	—	—	(6.3)
Equity in net income of consolidated affiliates	(240.3)	(27.2)	—	267.5	—
Management fees	(87.0)	64.8	22.2	—	—
Income from continuing operations before income tax (benefit) expense	68.1	311.7	174.7	(267.5)	287.0
Provision for income tax (benefit) expense	(69.6)	118.5	49.5	—	98.4
Income from continuing operations	137.7	193.2	125.2	(267.5)	188.6
Loss from discontinued operations, net of tax	(1.6)	—	—	—	(1.6)
Net income	136.1	193.2	125.2	(267.5)	187.0
Less: Net income attributable to noncontrolling interests	—	—	(50.9)	—	(50.9)
Net income attributable to HealthSouth	$136.1	$193.2	$74.3	$(267.5)	$136.1
Comprehensive income	$135.5	$193.2	$125.2	$(267.5)	$186.4
Comprehensive income attributable to HealthSouth	$135.5	$193.2	$74.3	$(267.5)	$135.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$56.1	$0.3	$20.0	$—	$76.4
Accounts receivable, net	—	260.6	158.6	—	419.2
Other current assets	62.1	29.3	118.7	(39.7)	170.4
Total current assets	118.2	290.2	297.3	(39.7)	666.0
Property and equipment, net	26.9	984.2	342.0	—	1,353.1
Goodwill	—	860.6	1,055.0	—	1,915.6
Intangible assets, net	9.8	118.3	282.0	—	410.1
Deferred income tax assets	56.6	64.1	—	(48.1)	72.6
Other long-term assets	50.2	90.6	73.1	—	213.9
Intercompany notes receivable	542.6	—	—	(542.6)	—
Intercompany receivable and investments in consolidated affiliates	2,847.6	44.6	—	(2,892.2)	—
Total assets	$3,651.9	$2,452.6	$2,049.4	$(3,522.6)	$4,631.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.1	$8.2	$(17.5)	$36.8
Accounts payable	7.3	39.0	21.2	—	67.5
Accrued expenses and other current liabilities	166.9	92.2	134.8	(22.2)	371.7
Total current liabilities	214.2	137.3	164.2	(39.7)	476.0
Long-term debt, net of current portion	2,669.8	250.7	53.5	—	2,974.0
Intercompany notes payable	—	—	542.6	(542.6)	—
Other long-term liabilities	41.6	14.9	149.4	(47.8)	158.1
Intercompany payable	—	—	177.2	(177.2)	—
	2,925.6	402.9	1,086.9	(807.3)	3,608.1
Commitments and contingencies
Redeemable noncontrolling interests	—	—	109.4	—	109.4
Shareholders’ equity:
HealthSouth shareholders’ equity	726.3	2,049.7	665.6	(2,715.3)	726.3
Noncontrolling interests	—	—	187.5	—	187.5
Total shareholders’ equity	726.3	2,049.7	853.1	(2,715.3)	913.8
Total liabilities and shareholders’ equity	$3,651.9	$2,452.6	$2,049.4	$(3,522.6)	$4,631.3

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$77.8	$263.3	$148.4	$—	$489.5
Cash flows from investing activities:
Purchases of property and equipment	(9.2)	(54.3)	(50.4)	—	(113.9)
Capitalized software costs	(15.9)	(0.1)	(1.5)	—	(17.5)
Acquisitions of businesses, net of cash acquired	—	—	(19.6)	—	(19.6)
Purchase of restricted investments	—	—	(0.8)	—	(0.8)
Net change in restricted cash	—	—	(7.1)	—	(7.1)
Funding of intercompany note receivable	(11.5)	—	—	11.5	—
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other	(3.3)	0.5	5.4	—	2.6
Net cash used in investing activities	(17.9)	(53.9)	(74.0)	(10.5)	(156.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(192.9)	(1.3)	(1.0)	—	(195.2)
Principal borrowings on intercompany note payable	—	—	11.5	(11.5)	—
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	260.0	—	—	—	260.0
Payments on revolving credit facility	(240.0)	—	—	—	(240.0)
Repurchases of common stock, including fees and expenses	(24.1)	—	—	—	(24.1)
Dividends paid on common stock	(62.4)	—	—	—	(62.4)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(49.5)	—	(49.5)
Other	3.3	(4.4)	(6.1)	—	(7.2)
Change in intercompany advances	211.1	(204.6)	(6.5)	—	—
Net cash used in financing activities	(45.0)	(210.3)	(73.6)	10.5	(318.4)
Increase (decrease) in cash and cash equivalents	14.9	(0.9)	0.8	—	14.8
Cash and cash equivalents at beginning of period	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of period	$56.1	$0.3	$20.0	$—	$76.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$21.6	$187.6	$159.0	$—	$368.2
Cash flows from investing activities:
Purchases of property and equipment	(10.0)	(42.0)	(33.2)	—	(85.2)
Capitalized software costs	(19.0)	(0.4)	(1.3)	—	(20.7)
Acquisitions of businesses, net of cash acquired	(56.6)	—	(30.5)	—	(87.1)
Proceeds from sale of marketable securities	12.8	—	—	—	12.8
Purchase of restricted investments	—	—	(6.5)	—	(6.5)
Net change in restricted cash	—	—	3.2	—	3.2
Other	13.6	3.0	0.5	(13.0)	4.1
Net cash used in investing activities	(59.2)	(39.4)	(67.8)	(13.0)	(179.4)
Cash flows from financing activities:
Principal borrowings under term loan facilities	125.0	—	—	—	125.0
Proceeds from bond issuance	1,400.0	—	—	—	1,400.0
Principal payments on debt, including pre-payments	(545.0)	(0.8)	(0.5)	—	(546.3)
Borrowings on revolving credit facility	315.0	—	—	—	315.0
Payments on revolving credit facility	(615.0)	—	—	—	(615.0)
Debt amendment and issuance costs	(31.3)	—	—	—	(31.3)
Dividends paid on common stock	(56.3)	—	—	—	(56.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(39.7)	—	(39.7)
Other	(1.3)	(0.6)	(16.4)	13.0	(5.3)
Change in intercompany advances	191.3	(148.2)	(43.1)	—	—
Net cash provided by (used in) financing activities	782.4	(149.6)	(99.7)	13.0	546.1
Increase (decrease) in cash and cash equivalents	744.8	(1.4)	(8.5)	—	734.9
Cash and cash equivalents at beginning of period	41.9	1.4	23.4	—	66.7
Cash and cash equivalents at end of period	$786.7	$—	$14.9	$—	$801.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. While our national network of inpatient hospitals stretches across 30 states and Puerto Rico, we are concentrated in the eastern half of the United States and Texas. As of September 30, 2016, we operate 122 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 81% and 82% of our Net operating revenues for the three and nine months ended September 30, 2016, respectively.
Home Health and Hospice
We are the nation’s fourth largest provider of Medicare-certified skilled home health services. As of September 30, 2016, we provide home health and hospice services in 223 locations across 24 states. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide specialized home care services in Texas and Kansas for pediatric patients with severe medical conditions. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 19% and 18% of our Net operating revenues for the three and nine months ended September 30, 2016, respectively.
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

During the three and nine months ended September 30, 2016, Net operating revenues increased by 19.0% and 20.7% over the same periods of 2015 due primarily to our acquisitions of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) on October 1, 2015 and CareSouth Health System, Inc. (“CareSouth”) on November 2, 2015 (see Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K).
Within our inpatient rehabilitation segment, discharge growth of 12.6% coupled with a 2.9% increase in net patient revenue per discharge in the third quarter of 2016 generated 15.4% growth in net patient revenue from our hospitals compared to the third quarter of 2015. Discharge growth included a 1.9% increase in same-store discharges. During the nine months ended September 30, 2016, discharge growth of 14.4% coupled with a 2.3% increase in net patient revenue per discharge generated 16.9% growth in net patient revenue from our hospitals compared to the nine months ended September 30, 2015. Discharge growth for the nine-month period included a 2.2% increase in same-store discharges. Our inpatient rehabilitation quality and outcome measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, home health admission growth of 50.7% coupled with the impact of a 2.9% decrease in revenue per episode in the third quarter of 2016 generated 37.9% growth in home health and hospice revenue compared to the third quarter of 2015. Home health admission growth included a 15.3% increase in same-store admissions. During the nine months ended September 30, 2016, home health admission growth of 53.1% coupled with the impact of a 2.3% decrease in revenue per episode generated 41.4% growth in home health and hospice revenue compared to the nine months ended September 30, 2015. Home health admission growth for the nine-month period included a 13.9% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2016 related to our inpatient rehabilitation segment have included the following:

•
began operating the 27-bed inpatient rehabilitation hospital at CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, in Hot Springs, Arkansas with our joint venture partner, St. Vincent Community Health Services, Inc, in February 2016. The joint venture completed construction of a new 40-bed hospital and began accepting patients on July 1, 2016;

•
entered into an agreement, in July 2016, with Novant Health, Inc. to file a certificate of need (“CON”) application to build a new 68-bed inpatient rehabilitation hospital in Winston-Salem, North Carolina. The CON application requests that the rehabilitation unit currently located at the Novant Health Rehabilitation Center in Winston-Salem be relocated to the newly constructed hospital, once complete. Upon approval of the CON, the joint venture plans to begin construction on the new hospital;

•
entered into an agreement, in July 2016, with BJC HealthCare to file a CON application to build a 35-bed inpatient rehabilitation hospital on the third floor of BJC's Barnes-Jewish St. Peters Hospital located in St. Peters, Missouri. We were awarded a CON in September 2016 and expect construction of the new hospital to commence in the fourth quarter of 2016. Construction is expected to be completed in the summer of 2017, and the hospital will serve as a satellite location of the Rehabilitation Institute of St. Louis, an existing inpatient rehabilitation hospital we jointly operate with BJC HealthCare;

•
began operating the 22-bed inpatient rehabilitation hospital at the Bernsen Rehabilitation Center at St. John, in Broken Arrow, Oklahoma with our joint venture partner, St. John Health System, in August 2016. The joint venture began construction of a new 40-bed hospital in August 2016, with construction expected to be completed in the third quarter of 2017;

•
began operating the new 49-bed inpatient rehabilitation hospital at CHI St. Joseph Health Rehabilitation Hospital in Bryan, Texas with our joint venture partner, St. Joseph’s Health System, in August 2016;

•
entered into an agreement, in August 2016, with Tidelands Health to jointly own and operate the existing 29-bed inpatient rehabilitation hospital currently located on the campus of Tidelands Waccamaw Community Hospital in Murrells Inlet, South Carolina. The joint venture’s operation of this hospital is expected to begin in 2018, and is subject to customary closing conditions, including regulatory approvals. In addition, the joint venture will build, own, and operate a second, 46-bed inpatient rehabilitation hospital in Little River, South Carolina. Construction of the new inpatient rehabilitation hospital is expected to begin in 2017, once the required state regulatory approvals are obtained;

•	continued our capacity expansions by adding 70 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Modesto, California	50	Q1 2015	Q4 2016
Pearland, Texas(1)	40	Q4 2016	Q4 2017
Shelby County, Alabama(2)	34	First half of 2017	First half of 2018
Murrieta, California(3)	50	First half of 2017	Second half of 2018
Hilton Head, South Carolina(4)	38	First half of 2017	2018
(1) In March 2016, we secured land and began the design and permitting process to build an inpatient rehabilitation hospital.
(2) In June 2016, we were awarded a CON, acquired land, and began the design and permitting process to build an inpatient rehabilitation hospital.
(3) In August 2014, we acquired land and began the design and permitting process to build an inpatient rehabilitation hospital.
(4) In August 2016, we were awarded a CON, acquired land, and began the zoning, design, and permitting process to build an inpatient rehabilitation hospital.
We also continued our growth efforts in our home health and hospice segment, which have included the following:

•	acquired, in May 2016, Home Health Agency of Georgia, LLC., a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area;

•	began accepting patients at our new home health locations in Lee’s Summit, Missouri in February 2016 and New Port Richey, Florida in May 2016;

•	acquired, in July 2016, Advantage Health Inc., a home health provider with one location in Yuma, Arizona;

•	acquired, in September 2016, three hospice agencies from Sotto International, Inc. located in Texarkana, Arkansas, Magnolia, Arkansas, and Texarkana, Texas; and

•	began accepting patients at our new hospice location in Lee’s Summit, Missouri in July 2016.

In addition to our growth efforts, we took the following steps to further increase the strength and flexibility of our balance sheet.

•
In March and May 2016, we redeemed $50.0 million of the outstanding principal amount of our existing 7.75% Senior Notes due 2022 (the “2022 Notes”) using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, these optional redemptions were made at a price of 103.875%, which resulted in a total cash outlay of approximately $104 million.

•
In September 2016, we redeemed the remaining outstanding principal balance of $76.0 million of the 2022 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, this optional redemption was made at a price of 102.583%, which resulted in a total cash outlay of approximately $78 million.

For additional information regarding these actions, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder value-enhancing strategies by repurchasing 0.6 million shares of our common stock in the open market for approximately $22 million during the first and second quarters of 2016. In addition, we continued paying a quarterly cash dividend of $0.23 per share on our common stock in the first three quarters of 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. See the “Liquidity and Capital Resources” section of this Item.
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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of our rehabilitation-specific electronic clinical information system. As of September 30, 2016, we had installed this system in 95 of our 122 hospitals. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the preferred home health provider to one ACO serving approximately 20,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.

Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2015 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including inpatient rehabilitation hospital bed expansions and de novos, acquisitions of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, repayments of long-term debt, common stock dividends, and repurchases of our common stock. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
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

In March 2016, MedPAC released recommendations to eliminate the market basket update for each of the IRF-PPS, the HH-PPS, and the Hospice-PPS for 2017. In another recommendation affecting IRFs, MedPAC suggested increasing the IRF-PPS outlier payment pool. Under the IRF-PPS, CMS effectively withholds 3% of payments due to providers to fund an outlier pool used to pay for patient treatments that are extraordinarily costly. MedPAC recommended the outlier pool be increased above its current 3% level. Any change in the outlier payment pool up to 5% could be done by CMS without legislative action. If implemented, this change would reduce the base Medicare payment to all IRF providers and redistribute payment to IRFs receiving a higher proportion of outlier payments. The final rule for the IRF-PPS discussed below did not follow MedPAC’s recommendations to eliminate the market basket update or to increase the outlier pool.
On July 29, 2016, CMS released its notice of final rulemaking for fiscal year 2017 (the “2017 Rule”) for IRFs under the IRF-PPS. The final rule will implement a net 1.65% market basket increase effective for discharges between October 1, 2016 and September 30, 2017, calculated as follows:

Market basket update	2.7%
Healthcare reform reduction	75 basis points
Productivity adjustment	30 basis points
The final rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed loss threshold. The final rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the final rule’s release and incorporates other adjustments included in the final rule, we believe the 2017 Rule will result in a net increase to our Medicare payment rates of approximately 1.9% effective October 1, 2016, prior to the impact of sequestration.
Additionally, the final rule contains changes that could affect us in future years. For example, CMS adopted five additional quality reporting measures, the reporting of which may require additional time and expense and could affect reimbursement beginning October 1, 2017.
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
On June 8, 2016, CMS implemented a new pre-claim review demonstration of home health services in five states for a period of three years. Encompass operates in three of these states (Florida, Texas, and Massachusetts), which represents approximately 50% of their Medicare claims. Originally, the pre-claim demonstration was scheduled to begin in Florida no earlier than October 1, 2016, in Texas no earlier than December 1, 2016, and in Massachusetts no earlier than January 1, 2017. However, in September 2016, CMS announced there will be a delay in the start dates of the pre-claim demonstration for these states. The specific start dates have not been announced, but CMS will provide at least 30 days notice prior to beginning in any state. We expect the pre-claim review will result in an increase in Encompass’ administrative costs. Additionally, once it commences we may experience temporary increases in the Provision for doubtful accounts and decreases in cash flow as a result of increasing accounts receivable, each of which could have an adverse effect on our financial position, results of operations, and liquidity.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	74.8%	75.1%	75.0%	74.8%
Medicare Advantage	7.9%	7.5%	7.9%	7.8%
Managed care	10.1%	9.9%	9.9%	10.0%
Medicaid	3.3%	3.4%	3.3%	3.0%
Other third-party payors	1.5%	1.5%	1.4%	1.6%
Workers’ compensation	0.8%	0.8%	0.8%	0.9%
Patients	0.5%	0.5%	0.5%	0.6%
Other income	1.1%	1.3%	1.2%	1.3%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2015 Form 10-K.

Our Results
For the three and nine months ended September 30, 2016 and 2015, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues	$926.8	$778.6	19.0%	$2,757.3	$2,283.6	20.7%
Less: Provision for doubtful accounts	(14.8)	(10.7)	38.3%	(46.7)	(33.2)	40.7%
Net operating revenues less provision for doubtful accounts	912.0	767.9	18.8%	2,710.6	2,250.4	20.4%
Operating expenses:
Salaries and benefits	497.4	417.1	19.3%	1,469.6	1,204.0	22.1%
Other operating expenses	126.3	106.7	18.4%	367.0	314.1	16.8%
Occupancy costs	17.6	12.5	40.8%	53.5	37.1	44.2%
Supplies	34.8	31.0	12.3%	104.2	94.1	10.7%
General and administrative expenses	30.3	30.6	(1.0)%	96.6	97.3	(0.7)%
Depreciation and amortization	43.5	33.7	29.1%	128.8	98.3	31.0%
Government, class action, and related settlements	—	—	N/A	—	8.0	(100.0)%
Professional fees—accounting, tax, and legal	—	0.4	(100.0)%	1.9	2.7	(29.6)%
Total operating expenses	749.9	632.0	18.7%	2,221.6	1,855.6	19.7%
Loss on early extinguishment of debt	2.6	—	100.0%	7.4	20.0	(63.0)%
Interest expense and amortization of debt discounts and fees	42.5	35.6	19.4%	130.5	98.3	32.8%
Other income	(0.8)	(0.7)	14.3%	(2.1)	(4.2)	(50.0)%
Equity in net income of nonconsolidated affiliates	(2.5)	(2.4)	4.2%	(7.3)	(6.3)	15.9%
Income from continuing operations before income tax expense	120.3	103.4	16.3%	360.5	287.0	25.6%
Provision for income tax expense	42.1	35.9	17.3%	124.2	98.4	26.2%
Income from continuing operations	78.2	67.5	15.9%	236.3	188.6	25.3%
(Loss) income from discontinued operations, net of tax	(0.1)	0.3	(133.3)%	(0.3)	(1.6)	(81.3)%
Net income	78.1	67.8	15.2%	236.0	187.0	26.2%
Less: Net income attributable to noncontrolling interests	(16.4)	(17.1)	(4.1)%	(53.7)	(50.9)	5.5%
Net income attributable to HealthSouth	$61.7	$50.7	21.7%	$182.3	$136.1	33.9%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provision for doubtful accounts	1.6%	1.4%	1.7%	1.5%
Operating expenses:
Salaries and benefits	53.7%	53.6%	53.3%	52.7%
Other operating expenses	13.6%	13.7%	13.3%	13.8%
Occupancy costs	1.9%	1.6%	1.9%	1.6%
Supplies	3.8%	4.0%	3.8%	4.1%
General and administrative expenses	3.3%	3.9%	3.5%	4.3%
Depreciation and amortization	4.7%	4.3%	4.7%	4.3%
Government, class action, and related settlements	—%	—%	—%	0.4%
Professional fees—accounting, tax, and legal	—%	0.1%	0.1%	0.1%
Total operating expenses	80.9%	81.2%	80.6%	81.3%
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
Net Operating Revenues
Our consolidated Net operating revenues increased in the third quarter of 2016 compared to the third quarter of 2015 primarily from strong volume growth in both of our operating segments and included the effect of our acquisitions of Reliant on October 1, 2015 and CareSouth on November 2, 2015. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
Provision for doubtful accounts increased in the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily due to aging-based reserves resulting from continued administrative payment delays at our largest MAC. For additional information, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations—Our Results—Provision for Doubtful Accounts,” to the 2015 Form 10-K.
Salaries and Benefits
Salaries and benefits increased in the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2015 development activities, the acquisitions of Reliant and CareSouth, and increases in merit and benefit costs.
Salaries and benefits as a percent of Net operating revenues increased during the three and nine months ended September 30, 2016 compared to the same periods of 2015, respectively, primarily as a result of merit and benefit cost increases, Medicare home health reimbursement rate cuts, and the ramping up of new hospitals in Franklin, Tennessee, Hot Springs, Arkansas, Bryan, Texas, and Broken Arrow, Oklahoma.
Salaries and benefits are expected to increase in the fourth quarter of 2016 due to an approximate 2.75% merit increase provided to our nonmanagement hospital employees effective October 1, 2016.
Other Operating Expenses
Other operating expenses increased in the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily due to the acquisitions of Reliant and CareSouth and increased patient volumes at our hospitals. Other operating expenses for the nine months ended September 30, 2015 included the settlement of an employee sexual harassment matter that was not covered by insurance.

As a percent of Net operating revenues, Other operating expenses decreased during the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth. As a percent of Net operating revenues, Other operating expenses also decreased during the nine months ended September 30, 2016 compared to the same period of 2015 due to the aforementioned settlement.
Occupancy Costs
Occupancy costs increased during the three and nine months ended September 30, 2016 compared to the same periods of 2015 in terms of dollars and as a percent of Net operating revenues due to the acquisition of Reliant, which leased all of its hospitals.
Supplies
Supplies increased during the three and nine months ended September 30, 2016 compared to the same periods of 2015 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues during the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily due to continued supply chain initiatives.
General and Administrative Expenses
General and administrative expenses decreased during the three and nine months ended September 30, 2016 compared to the same period of 2015 due primarily to activity associated with stock-based compensation discussed in Note 14, Employee Benefit Plans, to the consolidated financial statements accompanying the 2015 Form 10-K, and transaction costs related to the acquisition of Reliant. General and administrative expenses decreased as a percent of Net operating revenues during the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2016 compared to the same periods of 2015 due to our capital expenditures and development activities throughout 2015 and 2016.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements during the nine months ended September 30, 2015 resulted from a settlement discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.
Professional Fees—Accounting, Tax, and Legal
Professional Fees—Accounting, Tax, and Legal in each period presented related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the three and nine months ended September 30, 2016 resulted from the redemptions of our 2022 Notes in March, May, and September of 2016.
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

Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and nine months ended September 30, 2016 compared to the same periods of 2015 resulted from an increase in average borrowings due to our use of debt to fund the acquisitions of Reliant and CareSouth. Our average cash interest rate remained relatively flat during the three and nine months ended September 30, 2016 compared to the same periods of 2015. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.
Other Income
Other income for the three and nine months ended September 30, 2015 included a $2.0 million gain related to the increase in fair value of our option to purchase up to a 5% equity interest in Surgical Care Affiliates (“SCA”), our former surgery centers division, from April 1, 2015 (the date it became exercisable) to April 13, 2015 (the date we exercised the option). Other income for the three and nine months ended September 30, 2015 also included a $0.6 million and $1.2 million, respectively, realized gain from the sale of the SCA common stock. See Note 12, Fair Value Measurements, to the consolidated financial statements accompanying the 2015 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and nine months ended September 30, 2016 compared to the same periods of 2015 due to increased Net operating revenues as a result of our acquisitions of Reliant and CareSouth.
Provision for Income Tax Expense
We currently estimate our cash income tax expense to be approximately $15 million to $30 million, net of refunds, for 2016. These payments are expected to result from state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes based upon alternative minimum taxes, tax planning opportunities, the estimate of the remaining federal NOL balance and the availability of other federal tax credits. For the three months ended September 30, 2016 and 2015, current income tax expense was $4.6 million and $3.5 million, respectively. For the nine months ended September 30, 2016 and 2015, current income tax expense was $13.6 million and $10.4 million, respectively.
Our Provision for income tax expense in each period presented, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
During the three months ended September 30, 2016, we filed an automatic tax accounting method change related to the deductibility of bad debts pursuant to the non-accrual experience method which resulted in a tax benefit of approximately $7 million. This change did not have a material impact on our effective tax rate. We also filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs and are awaiting acceptance by the IRS. If our request for the non-automatic tax accounting method change is accepted as filed, we anticipate additional tax benefits of approximately $50 million through September 30, 2016. Approximately $44 million of this amount represents pre-payment claims received in years prior to and including the year ending December 31, 2015. This change, if approved, is not expected to have a material impact on our effective tax rate.
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
Excluding the potential impact of the non-automatic tax accounting method change discussed above, we expect our federal NOL to be exhausted by December 31, 2016.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $2.8 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively.

See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2015 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three and nine months ended September 30, 2016 compared to the same period of 2015 primarily resulted from increased profitability of our joint ventures.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	73.3%	73.2%	73.3%	73.0%
Medicare Advantage	7.6%	7.7%	7.7%	7.9%
Managed care	11.4%	11.2%	11.3%	11.3%
Medicaid	3.0%	3.0%	3.0%	2.6%
Other third-party payors	1.8%	1.7%	1.7%	1.9%
Workers’ compensation	1.0%	1.0%	1.0%	1.1%
Patients	0.6%	0.6%	0.6%	0.7%
Other income	1.3%	1.6%	1.4%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$724.1	$625.1	15.8%	$2,164.6	$1,850.4	17.0%
Outpatient and other	27.6	26.5	4.2%	88.9	76.8	15.8%
Inpatient rehabilitation segment revenues	751.7	651.6	15.4%	2,253.5	1,927.2	16.9%
Less: Provision for doubtful accounts	(13.7)	(10.2)	34.3%	(43.8)	(31.4)	39.5%
Net operating revenues less provision for doubtful accounts	738.0	641.4	15.1%	2,209.7	1,895.8	16.6%
Operating expenses:
Salaries and benefits	371.2	326.8	13.6%	1,107.2	950.8	16.4%
Other operating expenses	110.1	95.8	14.9%	321.7	284.5	13.1%
Supplies	31.9	28.9	10.4%	96.1	88.6	8.5%
Occupancy costs	15.0	10.6	41.5%	46.0	31.7	45.1%
Other income	(0.8)	(0.1)	700.0%	(2.1)	(1.0)	110.0%
Equity in net income of nonconsolidated affiliates	(2.3)	(2.4)	(4.2)%	(6.7)	(6.3)	6.3%
Noncontrolling interests	14.3	15.6	(8.3)%	47.9	46.4	3.2%
Segment Adjusted EBITDA	$198.6	$166.2	19.5%	$599.6	$501.1	19.7%

	(Actual Amounts)
Discharges	41,368	36,746	12.6%	123,831	108,270	14.4%
Net patient revenue per discharge	$17,504	$17,011	2.9%	$17,480	$17,091	2.3%
Outpatient visits	158,981	138,121	15.1%	486,391	414,388	17.4%
Average length of stay (days)	12.7	12.9	(1.6)%	12.8	13.0	(1.5)%
Occupancy %	67.8%	69.6%	(2.6)%	68.4%	69.7%	(1.9)%
# of licensed beds	8,441	7,422	13.7%	8,441	7,422	13.7%
Full-time equivalents*	19,663	17,782	10.6%	19,506	17,462	11.7%
Employees per occupied bed	3.48	3.47	0.3%	3.42	3.40	0.6%

*
Excludes approximately 425 full-time equivalents for the three and nine months ended September 30, 2016 and approximately 400 full-time equivalents for the three and nine months ended September 30, 2015 who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net operating revenues were 15.4% higher during the third quarter of 2016 compared to the same quarter of 2015. This increase included a 12.6% increase in patient discharges and a 2.9% increase in net patient revenue per discharge.

Discharge growth included a 1.9% increase in same-store discharges. Discharge growth from new stores resulted from our acquisitions of Reliant (October 2015), our joint ventures in Hot Springs, Arkansas (February 2016), Bryan, Texas (August 2016), and Broken Arrow, Oklahoma (August 2016), and one wholly owned hospital that opened in Franklin, Tennessee (December 2015). Growth in net patient revenue per discharge benefited by approximately 60 basis points from an approximate $4 million Indirect Medical Education (“IME”) adjustment associated with the former Reliant hospital in Woburn, Massachusetts. Medicare provides that hospitals with residents in an approved graduate medical education program receive an additional payment for a Medicare discharge to reflect higher patient care costs of teaching hospitals relative to non-teaching hospitals. Our revenues for the third quarter of 2016 were positively impacted by this retroactive adjustment for 2014 and 2015, as well as the year-to-date period through July 2016.
Net operating revenues were 16.9% higher during the nine months ended September 30, 2016 compared to the same period of 2015. This increase included a 14.4% increase in patient discharges and a 2.3% increase in net patient revenue per discharge. Discharge growth included a 2.2% increase in same-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2016 were impacted by the same factors as discussed above for the third quarter of 2016. In addition, net patient revenue per discharge growth for the year-to-date period of 2016 benefited from an approximate $5 million Supplemental Security Income (“SSI”) adjustment that negatively impacted revenue in 2015. CMS periodically retroactively updates SSI ratios that are used to determine adjustments to Medicare payment rates for low-income patients. In the second quarter of 2015, CMS updated the ratios for fiscal year 2013, and we retroactively recorded adjustments to 2013, 2014, and year-to-date 2015.
Outpatient revenues increased during the three and nine months ended September 30, 2016 compared to the same periods of 2015 due to the acquisition of Reliant.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding our joint ventures discussed above. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding Reliant.
Adjusted EBITDA
The increase in Adjusted EBITDA during the third quarter of 2016 compared to the same quarter of 2015 primarily resulted from revenue growth, as discussed above. All operating expenses as a percent of net operating revenues benefited in the third quarter of 2016 by the aforementioned IME adjustment. Salaries and benefits in the third quarter of 2016 included a year-over-year decline in group medical costs. Occupancy costs increased as a percent of net operating revenues due to the acquisition of Reliant. Bad debt expense as a percent of net operating revenues increased from 1.6% in the third quarter of 2015 to 1.8% in the third quarter of 2016 due to aging-based reserves resulting from continued administrative payment delays at the Company's largest Medicare Administrative Contractor.
The increase in Adjusted EBITDA during the nine months ended September 30, 2016 resulted from the same factors as discussed above for the third quarter of 2016 as well as a positive impact of $2.4 million in rebates associated with a contractual periodic pharmacy benefit reconciliation for 2014 and 2015. Adjusted EBITDA for the nine months ended September 30, 2015 was negatively impacted by the aforementioned SSI adjustments and settlement of an employee sexual harassment matter that was not covered by insurance.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medicare	81.8%	84.7%	82.4%	84.1%
Medicare Advantage	8.8%	6.7%	8.9%	7.1%
Managed care	4.5%	2.9%	3.7%	2.9%
Medicaid	4.7%	5.7%	4.8%	5.7%
Other third-party payors	—%	—%	—%	0.1%
Patients	0.1%	—%	0.1%	0.1%
Other income	0.1%	—%	0.1%	—%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2016	2015	2016 vs. 2015	2016	2015	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$162.0	$118.3	36.9%	$470.0	$333.7	40.8%
Hospice	13.1	8.7	50.6%	33.8	22.7	48.9%
Home health and hospice segment revenues	175.1	127.0	37.9%	503.8	356.4	41.4%
Less: Provision for doubtful accounts	(1.1)	(0.5)	120.0%	(2.9)	(1.8)	61.1%
Net operating revenues less provision for doubtful accounts	174.0	126.5	37.5%	500.9	354.6	41.3%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	86.8	61.7	40.7%	246.8	171.8	43.7%
Support and overhead costs	59.5	42.6	39.7%	174.5	121.7	43.4%
Equity in net income of nonconsolidated affiliates	(0.2)	—	N/A	(0.6)	—	N/A
Noncontrolling interests	2.1	1.5	40.0%	5.8	4.5	28.9%
Segment Adjusted EBITDA	$25.8	$20.7	24.6%	$74.4	$56.6	31.4%

	(Actual Amounts)
Home health:
Admissions	27,239	18,076	50.7%	78,755	51,437	53.1%
Recertifications	20,888	16,542	26.3%	60,773	46,130	31.7%
Episodes	46,866	33,542	39.7%	136,484	94,871	43.9%
Average revenue per episode	$3,032	$3,123	(2.9)%	$3,033	$3,103	(2.3)%
Episodic visits per episode	19.0	19.6	(3.1)%	19.0	19.5	(2.6)%
Total visits	1,001,021	721,055	38.8%	2,906,793	2,027,149	43.4%
Cost per visit	$75	$72	4.2%	$74	$71	4.2%
Hospice:
Admissions	832	620	34.2%	2,341	1,838	27.4%
Patient days	83,628	55,627	50.3%	218,336	145,797	49.8%
Revenue per day	$157	$156	0.6%	$155	$155	—%
Net Operating Revenues
Home health and hospice revenue was 37.9% higher during the third quarter of 2016 compared to the same quarter of 2015. This increase included a 50.7% increase in home health admissions and was impacted by a 2.9% decrease in average revenue per episode. Home health admission growth included a 15.3% increase in same-store admissions. Home health admission growth from new stores resulted from the acquisition of CareSouth and Encompass' other acquisitions throughout 2015. Average revenue per episode was impacted by the Medicare home health reimbursement rate cuts that became effective January 1, 2016 and lower revenue per episode at CareSouth due to patient mix.
Home health and hospice revenue was 41.4% higher during the nine months ended September 30, 2016 compared to the same period of 2015. This increase included a 53.1% increase in home health admissions and was impacted by a 2.3% decrease in average revenue per episode. Home health admission growth included a 13.9% increase in same-store admissions. Home health admission growth from new stores and average revenue per episode resulted from the same factors discussed above for the third quarter of 2016.

See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K for information regarding CareSouth and Encompass' other acquisitions throughout 2015.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and nine months ended September 30, 2016 compared to the same periods of 2015 primarily resulted from revenue growth. Adjusted EBITDA for the segment during the three and nine months ended September 30, 2016 was impacted by lower average revenue per episode, higher cost per visit driven by an increased percentage of therapy patients, merit and benefit costs increases, and expenses related to the integration of CareSouth.
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
In May 2016, we redeemed an additional $50 million of the outstanding principal amount of our 2022 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was also made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. As a result of this redemption, we recorded a $2.4 million Loss on early extinguishment of debt in the second quarter of 2016.
In September 2016, we redeemed the remaining outstanding principal balance of $76.0 million of the 2022 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 102.583%, which resulted in a total cash outlay of approximately $78 million. As a result of this redemption, we recorded a $2.6 million Loss on early extinguishment of debt in the third quarter of 2016.
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
Current Liquidity
As of September 30, 2016, we had $76.4 million in Cash and cash equivalents. Cash and cash equivalents as of September 30, 2016 excluded $52.9 million in restricted cash (included in Other current assets) and $57.5 million of restricted marketable securities ($24.2 million included in Other current assets and $33.3 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 3, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2015 Form 10-K.
In addition to Cash and cash equivalents, as of September 30, 2016, we had approximately $417 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2016, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2016, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2016.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$489.5	$368.2
Net cash used in investing activities	(156.3)	(179.4)
Net cash (used in) provided by financing activities	(318.4)	546.1
Increase in cash and cash equivalents	$14.8	$734.9
Operating activities. The increase in Net cash provided by operating activities for the nine months ended September 30, 2016 compared to the same period of 2015 primarily resulted from revenue growth, as described above, and lower working capital primarily attributable to payroll-related liabilities.
Investing activities. The decrease in Net cash used in investing activities during the nine months ended September 30, 2016 compared to the same period of 2015 primarily resulted from our 2015 development activities as described in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2015 Form 10-K and proceeds received from the sale of common stock in Surgical Care Affiliates (our former surgery centers division) in 2015.
Financing activities. Net cash used in financing activities during the nine months ended September 30, 2016 primarily resulted from net debt payments, including the redemption of $176 million of the 2022 Notes, as discussed above, cash dividends on common stock, distributions paid to noncontrolling interests of consolidated affiliates, and repurchases of our common stock. Net cash provided by financing activities during the nine months ended September 30, 2015 included net debt issuances as discussed in Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K, offset by cash dividends on common stock and distributions paid to noncontrolling interests of consolidated affiliates.

Contractual Obligations
Our consolidated contractual obligations as of September 30, 2016 are as follows (in millions):

	Total	October 1 through December 31, 2016	2017 - 2018	2019 - 2020	2021 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,579.0	$5.9	$47.4	$656.7	$1,869.0
Revolving credit facility	150.0	—	—	150.0	—
Interest on long-term debt (b)	980.6	32.2	259.8	256.1	432.5
Capital lease obligations (c)	520.2	7.0	69.8	58.6	384.8
Operating lease obligations (d)(e)	422.2	15.8	115.2	88.8	202.4
Purchase obligations (e)(f)	91.0	8.7	51.5	23.9	6.9
Other long-term liabilities (g)(h)	3.6	0.1	0.4	0.4	2.7
Total	$4,746.6	$69.7	$544.1	$1,234.5	$2,898.3

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2016. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 5, Property and Equipment, and Note 8, Long-term Debt, to the consolidated financial statements accompanying the 2015 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of September 30, 2016, we had $2.8 million of total gross unrecognized tax benefits. For more information, see Note 9, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $109.4 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2016, we made capital expenditures of approximately $131.4 million for property and equipment and capitalized software. During 2016, we expect to spend approximately $185 million to $225 million for capital expenditures. Approximately $95 million to $105 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2015, February 2016, and May 2016, our board of directors declared cash dividends of $0.23 per share that were paid in January 2016, April 2016, and July 2016, respectively. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. On October 20, 2016, our board of directors declared a cash dividend of $0.24 per share, payable on January 17, 2017 to stockholders of record on January 3, 2017. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
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
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of September 30, 2016, approximately $137 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first and second quarters of 2016, we repurchased 0.6 million shares of our common stock in the open market for approximately $22 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
Our Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$78.1	$67.8	$236.0	$187.0
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	0.1	(0.3)	0.3	1.6
Provision for income tax expense	42.1	35.9	124.2	98.4
Interest expense and amortization of debt discounts and fees	42.5	35.6	130.5	98.3
Professional fees—accounting, tax, and legal	—	0.4	1.9	2.7
Government, class action, and related settlements	—	—	—	8.0
Net noncash loss on disposal or impairment of assets	1.6	0.9	2.0	0.2
Depreciation and amortization	43.5	33.7	128.8	98.3
Loss on early extinguishment of debt	2.6	—	7.4	20.0
Stock-based compensation expense	4.3	6.2	17.4	21.8
Net income attributable to noncontrolling interests	(16.4)	(17.1)	(53.7)	(50.9)
Transaction costs	—	2.3	—	5.6
Adjusted EBITDA	$198.4	$165.4	$594.8	$491.0

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$489.5	$368.2
Provision for doubtful accounts	(46.7)	(33.2)
Professional fees—accounting, tax, and legal	1.9	2.7
Interest expense and amortization of debt discounts and fees	130.5	98.3
Equity in net income of nonconsolidated affiliates	7.3	6.3
Net income attributable to noncontrolling interests in continuing operations	(53.7)	(50.9)
Amortization of debt-related items	(10.3)	(10.9)
Distributions from nonconsolidated affiliates	(5.9)	(4.5)
Current portion of income tax expense	13.6	10.4
Change in assets and liabilities	61.6	93.3
Premium received on bond issuance	—	(9.8)
Premium paid on bond redemption	5.8	11.8
Transaction costs	—	5.6
Net cash used in operating activities of discontinued operations	0.6	0.8
Other	0.6	2.9
Adjusted EBITDA	$594.8	$491.0
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2016, our primary variable rate debt outstanding related to $150.0 million in advances under our revolving credit facility and $426.8 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.2 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.2 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2016 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and our Annual Report on Form 10‑K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2016:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2016	1,030	$40.34	—	$137,508,756
August 1 through August 31, 2016	2,419	40.46	—	137,508,756
September 1 through September 30, 2016	—	—	—	137,508,756
Total	3,449	40.42	—

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In July, 1,030 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
On October 15, 2013, we paid the first cash dividend, $0.18 per share, on our common stock, and we paid the same per share dividend quarterly through July 15, 2014. On July 17, 2014, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.21 per share on our common stock that was paid on October 15, 2014, and we paid the same per share quarterly dividend through July 15, 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015, and we have paid the same per share quarterly dividend through July 15, 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share, payable on October 17, 2016 to stockholders of record on October 3, 2016. On October 20, 2016, our board of directors declared a cash dividend of $0.24 per share, payable on January 17, 2017 to stockholders of record on January 3, 2017. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 28, 2016

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document