Form 10-K
period 2016-12-31
HEALTHSOUTH CORP
filed 2017-02-22
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3.3 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 89,052,284 shares of common stock of the registrant outstanding, net of treasury shares, as of February 15, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2017 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction such as the reinstatement of the “75% Rule” or the introduction of site neutral payments with skilled nursing facilities for certain conditions, payment system reforms, and related increases in the costs of complying with such changes;

•	reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;

•	restrictive interpretations of the regulations governing the claims that are reimbursable by Medicare;

•
delays in the administrative appeals process associated with denied Medicare reimbursement claims, including from various Medicare audit programs, and our exposure to the related delay or reduction in the receipt of the reimbursement amounts for services previously provided;

•
the ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, which may decrease our reimbursement rate or increase costs associated with our operations;

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

•
competitive pressures in the healthcare industry, including from other providers that may be participating in integrated delivery payment arrangements in which we do not participate, and our response to those pressures;

•	changes in our payor mix or the acuity of our patients affecting reimbursement rates;

•
our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures consistent with our growth strategy, including realization of anticipated revenues, cost savings, productivity improvements arising from the related operations and avoidance of unanticipated difficulties, costs or liabilities that could arise from acquisitions or integrations;

•
any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings, including the ongoing investigations initiated by the U.S. Department of Health and Human Services, Office of the Inspector General;

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to claims;

ii

•	potential incidents affecting the proper operation, availability, or security of our information systems;

•	new or changing quality reporting requirements impacting operational costs or our Medicare reimbursement;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•	our ability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation, which is required to participate in the Medicare program;

•	our ability to attract and retain key management personnel, including as a part of executive management succession planning; and

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
Overview of the Company
General
HealthSouth Corporation is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 35 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. HealthSouth was organized as a Delaware corporation in February 1984. Its principal executive offices are located at 3660 Grandview Parkway, Birmingham, Alabama 35243, and the telephone number of the principal executive offices is (205) 967-7116. Its website address is www.healthsouth.com.
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

	As of or for the Year Ended December 31,(1)
	2016	2015	2014
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals (2)	123	121	107
Discharges	165,305	149,161	134,515
Outpatient visits	640,702	577,507	579,555
Number of licensed beds	8,504	8,404	7,095

Home health and hospice:
Number of home health locations (3)	188	186	25
Number of hospice locations	35	27	—
Home health admissions	106,712	74,329	7,545
Home health episodes	185,737	137,568	8,236
Hospice admissions	3,337	2,452	—

Net operating revenues:		(In Millions)
Inpatient	$2,905.5	$2,547.2	$2,272.5
Outpatient and other	115.6	105.9	104.8
Total inpatient rehabilitation	3,021.1	2,653.1	2,377.3
Home health	635.2	478.1	28.6
Hospice	50.9	31.7	—
Total home health and hospice	686.1	509.8	28.6
Net operating revenues	$3,707.2	$3,162.9	$2,405.9

(1)	The column for 2014 does not include amounts for Encompass Home Health and Hospice because the acquisition took place on December 31, 2014, as discussed below.

(2)	These amounts include 1 hospital as of December 31, 2016, 2015, and 2014 that operates as a joint venture, which we account for using the equity method of accounting.

(3)
These amounts include 2 locations as of December 31, 2016 and 2015, which we account for using the equity method of accounting, and 7 pediatric home health locations as of December 31, 2015, which we sold in November 2016.

Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 30 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. In addition to our hospitals, we manage five inpatient rehabilitation units through management contracts.
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across a wide array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation” section. Substantially all (92%) of the patients we serve are admitted from acute care hospitals following physician referrals for specific acute inpatient rehabilitative care. Most of those patients have experienced significant physical and cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’ physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. We acquired EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”) on December 31, 2014 and have since transitioned our previously existing HealthSouth home health operations to the Encompass platform and trade name. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management, including April Anthony, the chief executive officer of Encompass. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. We view Encompass as a partnership that brings together the talent and home care experience of the Encompass team with all of the resources and post-acute care experience of HealthSouth.
Encompass operates home health and hospice agencies in 25 states, with concentrations in the Southeast, Oklahoma, and Texas. As participants in the Medicare program, the Encompass agencies must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Home Health” and “—Hospice” sections.
Encompass home health provides a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Home health patients are frequently referred to us following a stay in an acute care or inpatient rehabilitation hospital or other facility, but many patients are referred from primary care settings and specialty physicians without a preceding inpatient stay. Our patients are typically older adults with two or more chronic conditions and significant functional limitations, and require greater than ten medications. Our team of registered nurses, licensed practical nurses, physical, speech and occupational therapists, medical social workers, and home health aides work closely with patients and their families to deliver patient-centered care plans focused on their needs and their goals.
Encompass also provides hospice services that include in-home services to terminally ill patients and their families. These services address patients’ physical needs, including pain control and symptom management, and provide emotional and spiritual support. Our hospice care teams consist of physicians, nurses, social workers, chaplains, therapists, home health aides, and volunteers.
Competitive Strengths
As one of the nation’s largest providers of post-acute healthcare services and with our experience in and focus on those services, we believe we differentiate ourselves from our competitors based on, among other things, our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, our financial strength, and the application of technology. We also believe our competitive strengths discussed below give us the ability to adapt and succeed in a healthcare industry facing the uncertainty associated with the efforts to identify and implement workable integrated delivery payment models. For example, we are positioned to treat all types of post-acute patients by leveraging our operational expertise across our network of facility- and home-based assets in the event multiple or all post-acute settings (long-term acute care, inpatient rehabilitation, skilled nursing, and home health) face site neutral reimbursement for care provided in the future. Our hospitals have the physical construct (including therapy gym and training areas), clinical staffing, and operating expertise to address the full spectrum of needs for higher acuity post-acute patients needing inpatient care. Encompass can then often treat patients leaving our or other inpatient facilities who need additional post-acute care services in lieu of skilled nursing facility-based care. Additionally, Encompass can serve the lower acuity patients that do not require more intensive facility-based care.

•
People. We believe our approximately 35,710 employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner. We also have hospital staff trained for all patient acuity levels faced in the post-acute setting.

•
Quality. We have an extensive base of facility-based and home-based clinical experience from which we have developed best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with industry leading technology, help ensure the delivery of consistently high-quality rehabilitative healthcare services. We have developed a program called “TeamWorks,” which is a series of operations-focused initiatives using identified best practices to reduce inefficiencies and improve performance across a wide spectrum of operational areas. We believe these initiatives have enhanced, and will continue to enhance, patient-employee interactions and coordination of care and communication among the patient, the patient’s family, the hospital’s treatment team, other care providers, and payors, which, in turn, improves outcomes and patient satisfaction. One of our primary operational initiatives in 2017 will be a TeamWorks program focused on enhancing clinical collaboration between our hospitals and home health agencies.

Our best practices and protocols have helped our hospitals consistently achieve patient outcomes, such as the rate of discharge to community and average functional improvement, that exceed industry averages. Additionally, our hospitals participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury or stroke rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. As of December 31, 2016, 101 of our hospitals hold one or more disease-specific certifications, including 99 hospitals with stroke-specific certifications.
In home health, Encompass places a significant emphasis on culture and technology for the purpose of furthering clinical excellence and consistency. Encompass has also developed institutional programs to, among other things, create physician-specific custom treatment protocols and provide care transition from inpatient facilities to home for higher acuity patients. As a result of its efforts, Encompass consistently achieves an acute care readmission rate lower than the industry average along with an average quality of patient care star rating above the industry average.
The clinical collaboration effort between our inpatient and home health services furthers our pursuit of quality. An important component of this effort has been to place Encompass care transition coordinators in our overlap market hospitals. These highly skilled professionals collaborate with clinicians and case managers in our hospitals to assess patients who may require home health services, facilitate patient choice, and prepare these patients for the care they will receive at home. The coordinators also work with patients’ families to ensure that those family members are prepared to bring their loved ones home safely.

•
Efficiency and Cost Effectiveness. Our size, technology-enabled business practices, and culture help us provide facility-based and home-based healthcare services on a cost-effective basis. For example, our inpatient rehabilitation hospitals have historically received, on average, a lower per discharge payment from Medicare than the industry average payment while also treating patients with higher average acuity. Our hospitals have also historically averaged significantly less Medicare reimbursement for high cost outlier patients than other inpatient rehabilitation facility (“IRF”) providers have averaged. Specifically, we can leverage our centralized administrative functions, identify best practices, utilize proven staffing models, and take advantage of supply chain efficiencies across our extensive platform of operations. At the location level, we also enjoy economies of scale as our hospitals are often larger (more beds) than industry average. Also, Encompass targets a certain patient density in the markets it serves which contributes to a lower cost per visit than competing publicly-held home health providers. In addition, our proprietary information systems, discussed below, aggregate data from our business into a comprehensive reporting package and database used by the management teams in our hospitals as well as executive management. Our information systems allow users to analyze data and trends and create custom reports on a timely basis. Likewise, Encompass utilizes Homecare HomebaseSM, an industry-leading information system originally developed by the Encompass management team, to provide home-based care with an emphasis on efficiency and cost effectiveness.
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
Lastly, the combination of home health and hospice with our existing inpatient rehabilitative healthcare services provides us with an increased opportunity to succeed in value-based purchasing programs and to participate in more coordinated care and integrated delivery payment models, such as accountable care organizations (“ACOs”) and bundled payment arrangements. We believe enhanced clinical collaboration between our hospitals and home health agencies offers an excellent means to deliver the quality of care and the cost effectiveness that these new models require to be successful. We have focused, and will continue to focus, on increasing this collaboration. For additional discussion of our participation in these models, including the Bundled Payments for Care Improvement initiative and the Comprehensive Care for Joint Replacement payment model, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”

•
Strong Cash Flow Generation and Balance Sheet. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully implement our growth strategy, reduce our financial leverage, and make significant shareholder distributions. As of December 31, 2016, we have a flexible balance sheet, no significant debt maturities prior to 2020, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.

•
Technology-Enabled Processes. As a market leader in post-acute healthcare services, we have devoted substantial effort and expertise to leveraging technology to improve patient care and operating efficiencies. We have developed and implemented information technology, such as our rehabilitation-specific electronic clinical information system that we have branded as ACE-IT and our internally developed management reporting system described above that we have branded as BEACON, which we then leverage to enhance our clinical and business processes. For example, part of our clinical data analytics strategy has been the development of a predictive model for identifying patients at risk for acute care transfers. As of December 31, 2016, we have installed ACE-IT in 101 hospitals, and we expect to complete installation in substantially all of our existing hospitals by the end of 2017. We believe ACE-IT will improve patient care and safety, streamline operating efficiencies, and enhance staff recruitment and retention, making it a key competitive differentiator.

Encompass internally developed, and is now a licensee of, Homecare Homebase, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. The Encompass team’s knowledge of Homecare Homebase as well as the thorough integration of it into the operating culture allow Encompass to maximize the system’s capability to drive superior clinical, operational, and financial outcomes. Additionally, Encompass offers a number of evidence-based specialty programs, including post-operative care, fall prevention, chronic disease management and transitional care.
We believe our information systems that allow us to collect, analyze, and share information on a timely basis make us an ideal partner for other healthcare providers in a coordinated care delivery environment. Systems such as ACE-IT allow for interoperability with referral sources and health information exchanges. Encompass has a technology platform designed to manage the entire patient work flow and provide valuable data for health system, payor and ACO partners.

Patients and Demographic Trends
Demographic trends, such as population aging, should increase long-term demand for facility-based and home-based post-acute care services. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. We believe the demand for facility-based and home-based post-acute care services will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in that extremely fragmented industry.
Strategy
Our 2016 strategy focused on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals, home health agencies, and hospice agencies;

•
expanding our services to more patients who require post-acute healthcare services by constructing and acquiring hospitals in new markets and acquiring and opening home health and hospice agencies in new markets;

•	continuing our shareholder distributions via common stock dividends and repurchases of our common stock; and

•
positioning the Company for success in the evolving healthcare delivery system. This preparation included continuing the installation of our electronic clinical information system in our hospitals which allows for interfaces with all major acute care electronic medical record systems and health information exchanges and participating in bundling projects and ACOs.

Total hospital discharges grew 10.8% from 2015 to 2016. Our same-store discharges grew 1.7% during 2016 compared to 2015. Encompass’ home health agencies experienced same-store admissions growth of 13.7% in 2016 as well. We entered new inpatient rehabilitation markets and enhanced our geographic coverage in existing markets in 2016 by adding 4 new hospitals with 161 licensed beds to our portfolio. Likewise, Encompass added another 10 home health and 8 hospice locations. In addition to our new hospitals and agencies added in 2016, we integrated the significant acquisitions of the hospitals of Reliant Hospital Partners, LLC and the home care operations of CareSouth Health System, Inc. made in late 2015.
In 2016, we further positioned ourselves for the healthcare industry’s movement to integrated delivery payment models, value-based purchasing, and post-acute site neutrality. We installed ACE-IT in 20 hospitals. We deployed and coordinated clinical protocols and discharge planning between our hospitals and home health agencies. We increased the clinical collaboration rate between our hospitals and our home health agencies. Within our inpatient rehabilitation segment, we initiated development of a predictive model to identify patients at risk for acute care transfer. We implemented a multidisciplinary medication reconciliation process using ACE-IT. Our hospitals and agencies also participated in bundling and ACO alternative payment models in various markets, and we developed a form of collaborator agreement to facilitate entering into arrangements with acute care hospitals participating in bundled payment projects.
Many of our quality and outcome measures remained above both inpatient rehabilitation and home health industry averages. Not only did we treat more patients and enhance outcomes, we did so in a cost-effective manner. For additional discussion of the pursuit of our 2016 strategic priorities, including operating results, growth, and shareholder value-enhancing achievements, as well as our 2017 strategy and business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Employees
As of December 31, 2016, we employed approximately 27,968 individuals, of whom approximately 17,187 were full-time employees, in our inpatient rehabilitation business and approximately 7,742 individuals, of whom approximately 5,698 were full-time employees, in the Encompass home health and hospice business. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 63 employees at one hospital (about 17% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2016. Like most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of medical personnel is a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on maintaining the competitiveness of our compensation and benefit programs and improving our recruitment, retention, and productivity. Shortages of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry, outside our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, many of which are within acute care hospitals, in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. There are some smaller privately held companies that compete with us primarily in select geographic markets in Texas and the West. In addition, there are two public companies that are primarily focused on other post-acute care services but also own or operate between 15 and 20 inpatient rehabilitation facilities each, one of which also manages the operations of inpatient rehabilitation facilities as part of its business model. Other providers of post-acute care services may attempt to become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased even though nursing homes are not required to offer the same level of care, or be licensed, as hospitals. Also, acute care hospitals, including those owned or operated by large public companies or not-for-profits that have dominant positions in specific markets, may choose to expand their post-acute rehabilitation services. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the relationship and reputation with the acute care hospitals in the market. The ability to work as part of an integrated delivery payment model with other providers is likely to become an increasingly important factor in competition. See the “Regulation—Relationships with Physicians and Other Providers” section below for further discussion. Additionally, for a discussion regarding the effects of certificate of need requirements on competition in some states, see the “Regulation—Certificates of Need” section below.
Home Health and Hospice. Similarly, the home health and hospice services industry is highly competitive and fragmented. There are more than 12,300 home health agencies and approximately 4,200 hospice agencies nationwide certified to participate in Medicare. Encompass is the fourth largest provider of Medicare-certified skilled home health services in the United States. For a list of the Encompass home health markets by state, see the table in Item 2, Properties. Encompass’ primary competition comes from locally owned private home health companies or acute care hospitals with adjunct home health services and typically varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. There are six public companies, including us, with significant presences in the home health industry, the largest of which operates long-term acute care hospitals, inpatient rehabilitation facilities, nursing centers and assisted living facilities. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, and the relationship and reputation with the acute care hospitals, physicians or other referral sources in the market. The ability to work as part of an integrated care delivery model with other providers is likely to become an increasingly important factor in competition. For example, Encompass is currently the exclusive preferred home health provider in an ACO serving approximately 22,000 patients. Competing companies may also offer varying home care services. Home health providers with scale, which include the other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases.
Regulatory and Reimbursement Challenges
Healthcare has always been a highly regulated industry. Currently, the industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”), to identify and implement workable coordinated care and integrated delivery payment models. In January 2015, the United States Department of Health and Human Services (“HHS”) announced it had set various goals with respect to tying Medicare reimbursements to alternative payment models and value-based purchasing. Specifically, HHS set a goal of tying 50 percent of traditional, or fee-for-service, Medicare payments to quality or value through integrated delivery payment models, such as ACOs or bundled payment arrangements, by the end of 2018. HHS also set a goal of tying 90 percent of traditional Medicare payments to quality or value by the end of 2018 through programs such as those that include financial incentives for reducing acute care hospital readmissions. While we do not expect the drive toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to reverse, there remains significant uncertainty around the future of healthcare regulation in general.
The election of President Donald Trump, along with Republican majorities in the United States Senate and House of Representatives, increase the likelihood of changes to or repeal of provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. On January 20, 2017, President Trump issued his first executive order titled “Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal,” that directs federal regulators to begin dismantling those laws through regulatory and policy-making processes and procedures, “to the maximum extent permitted by law.” Any changes may ultimately affect, among other things, reimbursement of healthcare providers and consumers’ access to coverage of health services, including among non-Medicare aged population segments within commercial insurance markets and Medicaid enrollees. Changes may also affect the delivery of healthcare services to patients by providers and the regulatory compliance obligations associated with those services.

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
We offer discounts from established charges to certain group purchasers of healthcare services that are included in “Managed care” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care plans. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in a managed care plan. Revenues from Medicare and Medicare Advantage represent approximately 83% of total revenues.
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
The following tables identify the sources and relative mix of our revenues for the periods stated for each of our business segments:

Inpatient Rehabilitation
	For the Year Ended December 31,
	2016	2015	2014
Medicare	73.3%	73.2%	73.9%
Medicare Advantage	7.7%	7.9%	7.5%
Managed care	11.2%	11.1%	11.3%
Medicaid	3.0%	2.5%	1.8%
Other third-party payors	1.8%	2.0%	1.8%
Workers' compensation	1.0%	1.1%	1.2%
Patients	0.6%	0.7%	1.0%
Other income	1.4%	1.5%	1.5%
Total	100.0%	100.0%	100.0%

Home Health and Hospice(1)
	For the Year Ended December 31,
	2016	2015
Medicare	82.9%	83.7%
Medicare Advantage	8.7%	7.7%
Managed care	3.9%	3.0%
Medicaid	4.3%	5.5%
Other third-party payors	—%	—%
Workers' compensation	—%	—%
Patients	0.1%	0.1%
Other income	0.1%	—%
Total	100.0%	100.0%

(1)
We began reporting for our home health and hospice segment in the first quarter of 2015 as a result of the acquisition of Encompass on December 31, 2014. For 2014, the home health and hospice business was not material to our consolidated net operating revenues.

Medicare Reimbursement
Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system (the “Hospice-PPS”). Congress is not obligated to adopt MedPAC recommendations, and in recent years Congress has not adopted any of the recommendations on the annual market basket update to Medicare payment rates under the IRF-PPS, which updates are discussed in greater detail below. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or regulatory action.
The Medicare statutes and regulations are subject to change from time to time. For example, in March 2010, President Obama signed the 2010 Healthcare Reform Laws. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates, and the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 mandated a market basket update of 1.0% in 2018 for inpatient rehabilitation, home health, and hospice providers. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and will continue through 2025 unless Congress and the President take further action. As a result of the 2016 elections, the future of the 2010 Healthcare Reform Laws as well as the nature and substance of any replacement reform legislation enacted remain uncertain. Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2017 and beyond.
From time to time, Medicare reimbursement methodologies and rates can be further modified by HHS’s Centers for Medicare & Medicaid Services (“CMS”). In some instances, these modifications can have a substantial impact on existing healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the 2010 Healthcare Reform Laws, CMS requires IRFs to submit data on certain quality of care measures for the IRF Quality Reporting Program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions for fiscal years 2015, 2016 and 2017. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. To date, only one of Encompass’ home health and hospice agencies has incurred a reduction in its reimbursement rate.

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
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, on October 1, 2015, healthcare providers were required to begin using the updated and expanded diagnosis and procedure codes of the International Classification of Diseases 10th Edition (“ICD-10”) in connection with Medicare billings. We have not experienced any significant disruptions to the billing process or Medicare payments as a result of the implementation of ICD-10.
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
In the ordinary course, Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings and insurance carriers, as well as the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”), CMS, and state Medicaid programs. In addition to those audits conducted by existing MACs, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), began post-payment audit processes in late 2009 for providers in general. The RACs receive claims data directly from MACs on a monthly or quarterly basis. RAC audits of IRFs initially focused on coding errors, but CMS subsequently expanded the program to include medical necessity and billing accuracy reviews.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error.
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
A basic summary of current Medicare reimbursement in our business segments follows:
Inpatient Rehabilitation. As discussed above, our hospitals receive a fixed payment reimbursement amount per discharge under IRF-PPS based on the patient’s rehabilitation impairment category established by HHS and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must admit each patient and in doing so determine that the patient’s IRF treatment is reasonable and necessary. Also, each patient admitted to an IRF must be able to tolerate a minimum of three hours of therapy per day. Once in an IRF, patients must have nursing care available 24 hours, each day of the week.
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
On July 31, 2015, CMS released its notice of final rulemaking for the fiscal year 2016 IRF-PPS. This rule was effective for Medicare discharges between October 1, 2015 and September 30, 2016. The pricing changes in this rule included a 2.4% market basket update that was reduced by 0.2% to 2.2% under the requirements of the 2010 Healthcare Reform Laws, as well as other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. The 2010 Healthcare Reform Laws also require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2015 decreased the market basket update by 50 basis points. Additionally, the 2016 IRF Rule required us to report six additional quality measures, the reporting of which will require additional time and expense and could affect reimbursement beginning October 1, 2017.
On July 29, 2016, CMS released its notice of final rulemaking for fiscal year 2017 IRF-PPS (the “2017 IRF Rule”). The 2017 IRF Rule will implement a net 1.65% market basket increase effective for discharges between October 1, 2016 and September 30, 2017, calculated as follows:

Market basket update	2.7%
Healthcare reform reduction	75 basis points
Productivity adjustment reduction	30 basis points
The 2017 IRF Rule also includes other pricing changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed-loss threshold. The final rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the rule’s release and incorporates other adjustments included in the 2017 IRF Rule, we believe the 2017 IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.9% effective October 1, 2016, prior to the impact of sequestration. Additionally, the 2017 IRF Rule requires us to report five new quality measures, the reporting of which will require additional time and expense and could affect reimbursement beginning October 1, 2017.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the physician fee schedule of Medicare Part B. Medicare reimbursement for outpatient services are subject to an annual outpatient therapy cap and a therapy cap exception process. On November 2, 2016, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B for calendar year 2017. The provisions of this rule, including the updates to the fee schedule, are not material to us.
Home Health. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. The 2010 Healthcare Reform Laws mandate that, prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient. Medicare pays home health providers under the HH-PPS for each 60-day period of care for each patient. Payments are adjusted based on each patient’s condition and clinical treatment. This is referred to as the case-mix adjustment. In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including unusually large (outlier) costs, low-utilization patients that require four or fewer visits, and geographic differences in wages. Payments are also made for non-routine medical supplies that are used in treatment. Home health providers typically receive either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim. The estimate is based on the patient’s condition and treatment needs. The provider receives the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments. If a patient remains eligible for care after that period, a new 60-day treatment period may begin. There are currently no limits to the number of home health treatment periods an eligible Medicare patient may receive.
In 2016, CMS launched a three-year pre-claim review demonstration project for home health services. The project is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. The project covers agencies in the states of Illinois, Florida, Texas, Michigan, and Massachusetts and began in Illinois on August 3, 2016. Because of difficulties encountered in administering the project, the start date in Florida has been delayed to April 1, 2017. The start dates for the other states have not been announced. For additional discussion of this project, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”

On October 29, 2015, CMS released its notice of final rulemaking for the calendar year 2016 HH-PPS (the “2016 HH Rule”). CMS estimated the rule would cut Medicare payments to home health agencies by 1.4% in 2016. Specifically, while the rule provided for a market basket update of 2.3%, that update was offset by a 2.4% rebasing adjustment reduction (the third year of a four-year phase-in) and a productivity adjustment reduction of 40 basis points, and a nominal case-mix coding intensity reduction of 90 basis points.
In addition, the 2016 HH Rule established a five-year Home Health Value-Based Purchasing model in nine states to test whether incentives for better care can improve outcomes in the delivery of home health services. The model, which began in 2016, applies a reduction or increase to Medicare-certified home health agency payments, depending on quality performance, made to agencies in those nine states. Performance will be assessed based on several process, outcome, and care satisfaction measures. We cannot predict what, if any, impact this model will have on our Medicare reimbursements. For additional discussion of this model, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
On October 31, 2016, CMS released its notice of final rulemaking for calendar year 2017 for home health agencies under the HH-PPS (the “2017 HH Rule”). Specifically, while the rule provides for a market basket update of 2.8%, that update is offset by a 2.3% rebasing adjustment reduction (the final year of a four-year phase-in), a productivity adjustment reduction of 30 basis points, and a nominal case-mix coding intensity reduction of 90 basis points. The 2017 HH Rule also includes other pricing changes, such as a reduction to the case-mix weights for certain cases and a change in the outlier payment calculation, that impact our Medicare reimbursement. Based on our analysis, we believe the 2017 HH Rule will result in a net decrease to our Medicare home health payment rates of approximately 3.6% effective for episodes ending in calendar year 2017, prior to the impact of sequestration. Additionally, the 2017 HH Rule requires us to report four new quality measures, the reporting of which will require additional time and expense and could affect reimbursement beginning in 2018.
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
On July 29, 2016, CMS released its notice of final rulemaking for fiscal year 2017 for hospice agencies under the hospice-PPS (the “2017 Hospice Rule”). The final rule would impact hospice payments between October 1, 2016 and September 30, 2017. Specifically, the rule provides for a net market basket update of 2.1% after reductions required by the 2010 Healthcare Reform Laws and the annual productivity adjustment, and we believe that update is indicative of the change we will see in our Medicare hospice payment rates effective October 1, 2016. However, the provisions of the 2017 Hospice Rule were not material to us.
For additional discussion of matters and risks related to reimbursement, see Item 1A, Risk Factors.
Managed Care and Other Discount Plans
We offer discounts from established charges to certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2016, typical rate increases for our inpatient rehabilitation contracts ranged from 2-4% and for our home health and hospice contracts ranged from 0-2%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2016, Medicaid payments represented only 3.2% of our consolidated Net operating revenues. In certain states in which we operate, we are experiencing an increase in Medicaid patients, likely the result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. Changes to these laws and regulations implemented by Congress, the Trump Administration, or both, could impact expanded Medicaid coverage, including the number of Medicaid patients with access to our services. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely impact our revenues or our profitability.”
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
We maintain a comprehensive compliance program that is designed to meet or exceed all laws and regulations and industry standards. The program is intended to monitor and raise awareness of various regulatory issues among employees and to emphasize the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees and encourage all employees to report any violations to their supervisor or through a toll-free telephone hotline.
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
In addition, hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Certification and participation in these programs involve numerous regulatory obligations. For example, hospitals must treat at least 30 patients free-of-charge prior to certification and eligibility for Medicare reimbursement. Once certified by Medicare, hospitals undergo periodic on-site surveys and revalidations in order to maintain their certification. All of our inpatient hospitals participate in the Medicare program.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities or agencies, or the introduction of new beds or inpatient, home health, and hospice services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2016, approximately 51% of our licensed beds and 20% of our home health and hospice locations are located in states or U.S. territories that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals, if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any time a CON is required, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency.
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
False Claims
The federal False Claims Act (the “FCA”) prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $22,000 per claim. Beginning no later than August 1, 2016, federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. This is known as a “reverse false claim.” The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant civil or criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and challenging the medical judgment of independent physicians as the basis for FCA allegations. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of fraud. For additional discussion, see Item 1A, Risk Factors, and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $50,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation of the Anti-Kickback Law by us or one or more of our joint ventures could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.

Some of our rehabilitation hospitals are owned through joint ventures with institutional healthcare providers that may be in a position to make or influence referrals to our hospitals. In addition, we have a number of relationships with physicians and other healthcare providers, including management or service contracts. Some of these investment relationships and contractual relationships may not fall within the protection offered by a safe harbor. Despite our compliance and monitoring efforts, there can be no assurance violations of the Anti-Kickback Law will not be asserted in the future, nor can there be any assurance our defense against any such assertion would be successful.
For example, we have entered into agreements to manage our hospitals that are owned by joint ventures. Most of these agreements incorporate a percentage-based management fee. Although there is a safe harbor for personal services and management contracts, this safe harbor requires, among other things, the aggregate compensation paid to the manager over the term of the agreement be set in advance. Because our management fee may be based on a percentage of revenues, the fee arrangement may not meet this requirement. However, we believe our management arrangements satisfy the other requirements of the safe harbor for personal services and management contracts and comply with the Anti-Kickback Law.
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
Under the 2010 Healthcare Reform Laws, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest has been dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market and regulatory approval conditions are met. Currently, we have no hospitals that would be considered physician-owned under this law, except for one hospital acquired in 2015 which has an outside limited partner with a 0.5% equity interest.
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
Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us or on particular HealthSouth hospitals or another of our providers. A violation of the Stark law by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2016, we have not been selected for audit.
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
With the enactment of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act as part of the American Recovery and Reinvestment Act of 2009, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security involving protected health information. HHS-OCR is responsible for enforcing the requirement that covered entities notify any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to HHS and media outlets. The heightened penalties for noncompliance range from $100 to $50,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at $50,000 per violation and are not subject to a per violation statutory maximum. All penalties are subject to a $1,500,000 cap for multiple identical violations in a single calendar year. Willful neglect could include the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies.
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
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Healthcare providers will continue to remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. HHS-OIG and other regulators have also increasingly interpreted laws and regulations in a manner as to increase exposure of healthcare providers to allegations of noncompliance. Any actual or perceived violation of privacy-related laws and regulations, including HIPAA and the HITECH Act, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Available Information
We make available through our website, www.healthsouth.com, the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments to those reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. In addition to the information that is available on our website, the reader may review and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The reader may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). The election of President Donald Trump, along with Republican majorities in the United States Senate and House of Representatives, increase the likelihood of changes to or repeal of provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. On January 20, 2017, President Trump issued his first executive order titled “Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal,” that directs federal regulators to begin dismantling those laws through regulatory and policy-making processes and procedures, “to the maximum extent permitted by law.” Any changes may ultimately impact the provisions of the 2010 Healthcare Reform Laws discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.
Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including: (1) Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments; (2) the promotion of bundling initiatives for Medicare reimbursement of episodes of care; (3) implementation of accountable care organizations (“ACOs”); and (4) creation of the Independent Payment Advisory Board.
For our inpatient rehabilitation hospitals, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type. There will be a reduction of 0.75% in the annual market basket update for our hospitals in each of the CMS fiscal years beginning October 1 of 2017 and 2019. The Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) eliminated the mandated annual reduction for 2018 in favor of fixing a market basket update of 1.0% in that year for inpatient rehabilitation, home health and hospice providers.
In addition, the 2010 Healthcare Reform Laws require the market basket update for our hospitals to be reduced by a productivity adjustment on an annual basis, except in 2018 because of the changes mandated by MACRA. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment in effect for fiscal year (October 1 to September 30) 2017 is a decrease to the market basket update of 30 basis points.
For home health agencies, the 2010 Healthcare Reform Laws directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. The rebasing adjustment for calendar year 2017 (the final year of the phase-in) offset the annual market basket update of 2.8% with a 2.3% reduction. CMS is also implementing a case-mix coding intensity reduction of 90 basis points in 2016. In addition, the 2010 Healthcare Reform Laws also require an annual home health productivity adjustment. For calendar year 2017, that adjustment is a decrease to the market basket update of 30 basis points.
For hospice agencies, the 2010 Healthcare Reform laws require, in addition to an annual productivity adjustment, further reduction of the annual market basket update of 30 basis points for fiscal years 2017 and 2019. The hospice productivity adjustment for the fiscal year beginning October 1, 2016 was a decrease to the market basket update of 30 basis points.
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
Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. For example, on April 16, 2015, the President signed MACRA into law, which repealed the statutory mechanism providing for annual automatic adjustments to the Medicare physician fee schedule using a sustainable growth rate formula that has historically resulted in annual deep cuts to physician reimbursement rates, a consequence of which has been the so-called “doc fixes” passed by Congress annually since 2002 to override those automatic adjustments. The primary impact of this act on us is a mandated market basket update of +1.0% in 2018 for rehabilitation hospitals as well as home health and hospice agencies.
In October 2014, the President signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. It will also create additional data reporting requirements for our hospitals and home health and hospice agencies. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency, advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the IRF-PPS, the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system (“Hospice-PPS”). MedPAC also provides comments to CMS on proposed rules, including the prospective payment system rules. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or regulatory action.
In connection with CMS’s final rulemaking for the 2016 HH-PPS, MedPAC recommended, among other things, legislative changes to make the rebasing cuts larger in size to further reduce margins and the overhaul of the HH-PPS to pay providers based on patient characteristics in lieu of the number of therapy services furnished. MedPAC also recommended that CMS not provide for a market basket update in the 2016 IRF-PPS. In March 2016, MedPAC recommended eliminating the market basket update for each of the IRF-PPS, the HH-PPS and the Hospice-PPS for 2017. In a June 2016 report mandated by the IMPACT Act, MedPAC set out its evaluation of a unified payment system for all post-acute care (“PAC-PPS”) in lieu of separate systems for IRFs, skilled nursing facilities, long-term acute care hospitals, and home health agencies. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including the IRF 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived as part of implementing a PAC-PPS. MedPAC also suggested that ultimately Medicare should move from fee-for-service reimbursement to more integrated delivery payment models. In December 2016, MedPAC suggested it would recommend a 5% reduction in both inpatient rehabilitation and home health reimbursement for 2018 and a two-year rebasing of home health reimbursement rates beginning in 2019. MedPAC also reiterated an increase to the outlier payment pool to be funded by reductions to base Medicare payments rates under the IRF-PPS. This proposal would adversely affect us as we have a relatively low percentage of outlier patients compared to other inpatient rehabilitation providers.
We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be enacted into law, or the timing or effect of any initiatives or reductions. Those initiatives or reductions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. Even more significantly, the future of healthcare reform generally and the 2010 Healthcare Reform Laws specifically is uncertain given the results of the 2016 elections in the United States. While we do not expect the drive toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to reverse, there are well publicized efforts to repeal various provisions of the 2010 Healthcare Reform Laws and substitute yet to be determined healthcare reforms. We cannot predict the nature or timing of any changes to the 2010 Healthcare Reform Laws or other laws or regulations that either currently affect, or may in the future affect, our business.
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. In any given year, the net effect of regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
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
The healthcare industry in general is facing uncertainty associated with the efforts, primarily arising from initiatives such as payment bundling and ACOs included in the 2010 Healthcare Reform Laws, to identify and implement workable coordinated care and integrated delivery payment models. In an integrated delivery payment model, hospitals, physicians, and other care providers are reimbursed in a fashion meant to encourage the provision of coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery payment model would represent a significant evolution or transformation of the healthcare industry, which may have a significant impact on our business and results of operations.
The 2010 Healthcare Reform Laws directed HHS to examine the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. There are four project types or models: acute care only, acute/post-acute (Model 2), post-acute only (Model 3), and acute and physician services. In the initial non-risk bearing stage of the bundling program (Phase 1), pilot participants received data from CMS on care patterns and engaged in shared learning in how to improve care. The second phase (Phase 2) requires participants, pending contract finalization and completion of the standard CMS program integrity reviews, to take on financial risk for episodes of care.
Eight of our hospitals began participating in Phase 2, the “at-risk” phase, of Model 3 of CMS’ voluntary Bundled Payments for Care Improvement (“BPCI”) initiative in 2015. We also have several hospitals that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of Encompass’ home health agencies began participating in Phase 2 of Model 3 in 2014. As of December 31, 2016, 38 home health agencies participate in Phase 2.
Similarly, CMS has established per the 2010 Healthcare Reform Laws several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two different ACO tracks from which participants can choose. The first track allows ACOs to share only in the savings. The second track requires ACOs to share in any savings and losses but offers ACOs a greater share of any savings realized than the first track offers. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 562 ACOs will be serving patients in 2017. We continue to evaluate, on a case-by-case basis, appropriate ACO participation opportunities for our hospitals, home health agencies, and patients. To date, we have signed two ACO participation agreements for our hospitals. Encompass has also partnered as the exclusive preferred home health provider with Premier PHC™, an ACO serving approximately 22,000 Medicare patients.
In January 2015, HHS announced it set various goals with respect to tying Medicare reimbursements to alternative payment models and value-based purchasing. Specifically, HHS set goals of tying 30 percent of traditional, or fee-for-service, Medicare payments to quality or value through alternative payment models, such as ACOs or bundled payment arrangements, by the end of 2016 and tying 50 percent of payments to those models by the end of 2018. HHS also set goals of tying 85 and 90 percent of traditional Medicare payments to quality or value by the end of 2016 and 2018, respectively, through programs such as those that include financial incentives for reducing acute care hospital readmissions. Given the results of the 2016 elections in the United States, the future of these goals and the means by which CMS attempts to achieve them, such as continued proliferation of mandatory bundled payment models, are uncertain.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model. This mandatory model holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. During the CJR model’s five-year term, healthcare providers in 67 geographic areas, in which we operate 36 IRFs, will continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place will be held accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. Under this model, hospitals had no repayment responsibility, or downside financial risk, for 2016. However, they do have downside risk beginning in 2017. As a result, CMS believes acute care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs and home health agencies.
On January 3, 2017, CMS published its final rule providing for the creation and testing of three new episode payment models (“EPMs”) as well as modification of the CJR model. The three new Medicare EPMs are: (1) acute myocardial infarction model, (2) coronary artery bypass graft (“CABG”) model, and (3) surgical hip/femur fracture treatment excluding lower extremity joint replacement (“SHFFT”) model. Most relevant to us are the mandatory CABG and SHFFT models which are set to begin July 1, 2017 and continue through the end of 2021. Under these models, as with the CJR model, acute care hospitals are financially accountable for the quality and cost of an episode of care, which is intended to incentivize increased coordination of care among hospitals, physicians, and post-acute care providers.
The SHFFT model covers the same 67 markets as the CJR model, and the CABG model covers 98 markets, 40 of which include at least one of our IRFs. Hospitals subject to these models will earn a composite quality of care score based on performance in comparison to that of other hospitals. Following completion of a model performance year, hospitals that achieve actual episode spending below the target cost and achieve an acceptable or better quality score will be eligible to earn an incentive payment for the difference between the target and actual cost, up to a specified limit. Hospitals will have no downside financial risk for the first year, optional downside risk in the second year, and mandatory downside risk beginning in the third year.
The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care and integrated delivery payment models. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and integrated delivery payment models and value-based purchasing are uncertain and will likely remain so for some time. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches, including those discussed above and the new home health value-based purchasing model discussed below, being explored may not work or could change substantially prior to a nationwide implementation. While only a small percentage of our business currently is or is anticipated to be subject to the alternative payment models discussed above, we cannot be certain these models will not be expanded or made standard.
Additionally, as the number and types of bundling and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness and ability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals or from the services Encompass offers. To the extent that acute care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of new coordinated care and integrated delivery payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. The 2010 Healthcare Reform Laws establish the Independent Payment Advisory Board appointed by the President that is charged with presenting proposals to Congress to reduce Medicare expenditures upon the occurrence of Medicare expenditures exceeding a certain level. If Medicare spending is projected to exceed target levels, this board will have broad authority to develop new Medicare policies (including changes to provider reimbursement). However, due to the market basket reductions that are also part of these laws, certain healthcare providers, such as our inpatient rehabilitation hospitals and hospice agencies, will not be subject to payment reduction proposals developed by this board and presented to Congress until 2020. While most of our operations may not be subject to its payment reduction proposals for a period of time, based on the scope of this board’s directive to reduce Medicare expenditures and the significance of Medicare as a payor to us, other decisions made by this board could adversely affect our results of operations, including reductions in the payment for home health services. As of December 31, 2016, the Independent Payment Advisory Board members have not been appointed. Given the results of the 2016 elections in the United States and the controversial nature of this board, its future remains uncertain.
The 2010 Healthcare Reform Laws include other provisions that could adversely affect us as well. They include the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice (the “DOJ”). Any such suspension would adversely affect our financial position, results of operations, and cash flows.
Some states in which we operate have also undertaken, or are considering, healthcare reform initiatives that address similar issues. While many of the stated goals of other federal and state reform initiatives are consistent with our own goal to provide care that is high-quality and cost-effective, legislation and regulatory proposals may lower reimbursements, increase the cost of compliance, decrease patient volumes, promote frivolous or baseless litigation, and otherwise adversely affect our business. We cannot predict what healthcare initiatives, if any, will be enacted, implemented or amended, or the effect any future legislation or regulation will have on us.
On October 29, 2015, CMS issued a proposed rule relating to requirements for discharge planning for hospitals and home health agencies as called for by the IMPACT Act. The proposed rule would revise the discharge planning requirements applicable to our inpatient rehabilitation hospitals and Encompass home health agencies. CMS proposes to require hospitals (including inpatient rehabilitation facilities (“IRFs”)) to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. For our hospitals, the proposed rule would require standardized procedures pertaining to the development and finalization of unique discharge plans for all patients. CMS proposes that discharge instructions must be provided at the time of discharge to patients, or the patient’s caregiver or both, who are discharged home or who are referred to other post-acute care services, and that any post-discharge practitioners or providers must receive the patient’s discharge instructions at the time of discharge, including the patient’s discharge summary within 48 hours of discharge and any test results within 24 hours of availability.

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
In accordance with requirements adopted pursuant to the IMPACT Act, CMS implemented the new Medicare spending per beneficiary measures for each inpatient rehabilitation hospital in October 2016 and each home health agency in January 2017. The intent of tracking and publishing this data is to evaluate a given provider’s payment efficiency relative to the efficiency of the national median provider in that provider’s post-acute segment. CMS believes this measure will encourage improved efficiency and coordination of care in the post-acute setting by holding providers accountable for Medicare resource use during an episode of care. However, the measures do not take into account patient outcomes. CMS has not proposed to compare payment efficiency across provider segments.
In July 2016, CMS extended and expanded a temporary moratorium on the enrollment of new home health agencies and branch locations. CMS established the moratorium in July 2013, and it now applies to the entire states of Illinois and Michigan, as well as Florida and Texas (both states where Encompass has a number of agencies). In January 2017, CMS extended the moratorium through July 2017.
In June 2016, CMS published notice detailing a new demonstration project under which it would require home health providers to seek prior authorization before submitting claims for services in Florida, Texas, Illinois, Michigan, and Massachusetts. Encompass operates in three of these states (Florida, Texas, and Massachusetts). In the pre-claim review demonstration project, CMS proposes to have Medicare contractors collect additional information from home health providers submitting claims in order to determine proper payment or if there is a suspicion of fraud. The project began in Illinois on August 3, 2016. Because of difficulties encountered in administering the project, the start date in Florida was delayed to April 1, 2017. The start dates for the other states have not been announced. Approximately 48% of Encompass’ Medicare claims are submitted by agencies in these three states (primarily Texas and Florida). This pre-claim demonstration project will require us to incur additional administrative and staffing costs and may impact the timeliness of claims payment given that fiscal intermediaries in Illinois have had difficulty processing pre-claim reviews on a timely basis. Accordingly, if the roll out project is not delayed or canceled, we may experience temporary increases in the Provision for doubtful accounts and decreases in cash flow or we may incur costs associated with patient care, the Medicare claim for which is subsequently denied, each of which could have an adverse effect on our financial position, results of operations, and liquidity.
As discussed above, MedPAC makes healthcare policy recommendations to Congress and provides comments to CMS on Medicare payment related issues. Congress is not obligated to adopt MedPAC’s recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt any given MedPAC recommendation. For example, in January 2016, MedPAC released materials discussing several possible changes, some of which MedPAC has advocated previously, to various post-acute payment systems. One possible change reported on was an increase to outlier payments to be funded by reductions to non-outlier payments rates under the IRF-PPS.
We cannot predict what legislative or regulatory reforms or changes, if any, will ultimately be enacted, or the timing or effect any of those changes or reforms will have on us. If enacted, they may be challenging for all providers and have the effect of limiting Medicare beneficiaries’ access to healthcare services and could have a material adverse impact on our Net operating revenues, financial position, results of operations, and cash flows. For additional discussion of healthcare reform and other factors affecting reimbursement for our services, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
Quality reporting requirements may negatively affect the Medicare reimbursement we receive.
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket updates. To date, none of Encompass’s home health and hospice agencies have incurred a reduction in their reimbursement rates.
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. In each of the last two years, CMS adopted additional IRF quality reporting measures, the reporting of which will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires IRF and home health providers to track and report 17 and 56 CMS-sanctioned quality reporting measures, respectively.

The 2016 HH Rule established a five-year home health value-based purchasing model in nine states to test whether incentives for better care can improve outcomes in the delivery of home health services. The model, which began in 2016, applies a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee. As of December 31, 2016, Encompass has 35 agencies in those states, which account for 19% of Encompass’ Medicare revenue. Performance will be assessed based on several process, outcome, and care satisfaction measures, and the payment adjustments to be applied on an annual basis are set forth in the table below:

Performance Year	Calendar Year for Payment Adjustment	Maximum Payment Adjustment (+/-)
2016	2018	3%
2017	2019	5%
2018	2020	6%
2019	2021	7%
2020	2022	8%
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
In addition to specific compliance-related laws and regulations, examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. For example, the final rule for the fiscal year 2010 IRF-PPS implemented new coverage requirements which provided in part that a patient medical record must document a reasonable expectation that, at the time of admission to an IRF, the patient generally required and was able to participate in the intensive rehabilitation therapy services uniquely provided at IRFs. CMS has also taken the position that a patient’s medical file must appropriately document the rationale for the use of group therapies, as opposed to one-on-one therapy. Beginning on October 1, 2015, CMS instituted a new data collection requirement pursuant to which IRFs must capture the minutes and mode (individual, group, concurrent, or co-treatment) of therapy by specialty. CMS plans to use this data to potentially support future rulemaking in this area. Additionally, the final rules for the fiscal years 2014 and 2015 IRF-PPS included a reduction in the number of medical conditions that will presumptively count toward the 60% compliance threshold to qualify for reimbursement as an inpatient rehabilitation hospital.
Of note, the HHS-OIG each year releases a work plan that identifies areas of compliance focus for the coming year. In recent years, HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. The 2017 work plan indicates HHS-OIG will focus on appropriate documentation to support claims by IRFs and home health and hospice agencies. The 2017 work plan also provides HHS-OIG will conduct medical reviews of IRF patient files to determine if the patients were suited for the intensive therapy required in IRFs and will determine if hospice patients are receiving the required visits by registered nurses. In December 2016, HHS-OIG also announced that it expects to complete in 2017 a nationwide audit to assess the frequency of inpatient rehabilitation stays that do not comply with all Medicare documentation and coverage requirements. The work plan, the audit or similar future efforts could result in denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
As the recent HHS-OIG work plans demonstrate, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, are essential to demonstrating our compliance with various regulatory and reimbursement requirements. For example, to support the determination that a patient’s IRF treatment was reasonable and necessary, the file must contain, among other things, an admitting physician’s assessment of the patient as well as a post-admission assessment by the treating physician and other information from clinicians relating to the plan of care and the therapies being provided. These physicians exercise their independent medical judgment. We and our hospital medical directors, who are independent contractors, provide training on a regular basis to the physicians we work with regarding appropriate documentation. However, we ultimately do not and cannot control the physicians’ medical judgment. In connection with subsequent payment audits and investigations, there can be no assurance as to what opinion a third party may take regarding the status of patient files or the physicians’ medical judgment evidenced in those files.
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the DOJ. On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The most recent subpoenas do not include requests for specific patient files. However, in February 2015, the DOJ requested the voluntary production of the medical records of an additional 70 patients, some of whom were treated in hospitals not subject to the subpoenas, and we provided these records. We have not received any subsequent requests for medical records from the DOJ.
All of the subpoenas are in connection with an investigation of alleged improper or fraudulent claims submitted to Medicare and Medicaid and request documents and materials relating to practices, procedures, protocols and policies, of certain pre- and post-admissions activities at these hospitals including, among other things, marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% rule,” 60% or more of the patients of an inpatient rehabilitation hospital must have at least one of a specified list of medical conditions in order to be reimbursed at the inpatient rehabilitation hospital payment rates, rather than at the lower acute care hospital payment rates. We are currently unable to predict the timing or outcome of these investigations.
Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, we could be required to return portions of reimbursements for discharges alleged after the fact to have not been appropriate under the applicable reimbursement rules. We could also be subjected to other liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement.
Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-

fraud requirements. As discussed above in connection with the 2010 Healthcare Reform Laws, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, the DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. The DOJ has pursued and recovered a record amount of taxpayer dollars based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government has increasingly asserted that incidents of erroneous billing or record keeping represent violations of the False Claims Act. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are no different. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in arguing that reimbursement claims were fraudulent.
Reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation.
Reimbursement claims are subject to various audits from time to time and such audits may negatively affect our operations and our cash flows from operations.
We receive a substantial portion of our revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, auditors contracted by CMS, and insurance carriers, as well as HHS-OIG, CMS and state Medicaid programs. As noted above, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, is essential to successfully challenging any payment denials. If the physicians working with our patients do not adequately document, among other things, their diagnoses and plans of care, our risks related to audits and payment denials in general are greater. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect on our financial position, results of operation and liquidity.
In the context of our inpatient rehabilitation business, one of the prevalent grounds for denying a claim or challenging a previously paid claim in an audit is that the patient’s treatment in a hospital was not medically necessary. The medical record must support that both the documentation and coverage criteria requirements are met for the hospital stay to be considered medically reasonable and necessary. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. A Medicare claim may be denied or challenged based on an opinion of the auditor that the record did not evidence a medical necessity for treatment in an IRF or lacked sufficient documentation to support the conclusion. In some cases, we believe the reviewing party is not merely challenging the sufficiency of the medical record but is substituting its judgment of medical necessity for that of the attending physician or imposing documentation or other requirements which are not set out in the regulations. We argue that doing so is inappropriate and has no basis in law. However, when the government or its contractors do reject the medical judgment of physicians or impose documentation or other requirements beyond the language of the statutes and regulations, we would expect that both patient access to inpatient rehabilitation as well as our Medicare reimbursement from the related claims will be adversely affected.
MACs, under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. A majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules or impose otherwise arbitrary conditions not set out in the related rules. We continue to discuss our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review previously paid claims. Beginning May 15, 2015, CMS limited the recovery auditor look back period to six months from the date of service in cases where the hospital submits the claim within three months of the date of service. CMS has previously operated a demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims from primarily acute care hospitals. It is unclear whether CMS intends to conduct RAC prepayment reviews in the future and if so, what providers and claims would be the focus of those reviews.

RAC audits of IRFs initially focused on coding errors but subsequently expanded to medical necessity and billing accuracy reviews. To date, the Medicare payments subject to RAC audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2016. We have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing pre-payment denials by MACs.
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
Audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid or disallow reimbursement. In some circumstances auditors have the authority to extrapolate denial rationales to large pools of claims not actually audited, which could greatly increase the impact of the audit. Additionally, if the MAC discussed above continues to deny a significant number of our claims for certain diagnosis codes, we may experience similar difficulties. As a result, we may suffer reduced profitability, and we may have to elect not to accept patients and conditions physicians believe can benefit from inpatient rehabilitation. We cannot predict when or how these audit programs will affect us.
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
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from widespread probes and audits, are subject to appeal by providers. We have historically appealed a majority of our denials. For claims we choose to appeal to an administrative law judge, we have historically experienced a greater than 70% success rate. However, the appeals adjudication process established by CMS has encountered significant delays in recent years. For example, most of our appeals heard by an administrative law judge in 2016 related to denials received in 2011 and 2012. We believe the process for resolving individual Medicare payment claims that are denied will continue to take in excess of three years. Currently, we have appeals being heard that have been pending for up to five years. Additionally, the number of new denials far exceeds the number of appeals resolved in recent years as shown in the following summary of our inpatient rehabilitation segment activity:

	New Denials	Collections of Previously Denied Claims	Provision for Doubtful Accounts for Denial Activity
	(In Millions)
2016	$74.9	$26.2	$20.6
2015	79.0	15.0	20.6
2014	52.5	14.1	14.0
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
In May 2014, the American Hospital Association and others filed a lawsuit seeking to compel HHS to meet the statutorily required deadlines for adjudication of denied Medicare claims. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to reduce the backlog of appeals by 30% by the end of 2017, by 60% by the end of 2018, by 90% by the end of 2019, and completely by the end of 2020. HHS has appealed the federal district court decision. On January 17, 2017, CMS published a rule implementing procedural and administrative changes to the appeals process, but it is unclear what, if any, impact these changes will have on the backlog. However, these changes may limit or otherwise negatively affect provider appeal rights. This new rule may be subject to legal challenge by healthcare providers as well. We cannot predict what, if any, further action CMS will take to reduce the backlog.
Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.
Many factors affect pricing of our services and, in turn, our revenues. For example, in the inpatient rehabilitation segment, these factors include, among other things, the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). In 2015, our inpatient rehabilitation segment experienced a shift in payor mix to a slightly larger percentage of Medicaid patients and a shift to a slightly lower average acuity for our patients, both of which adversely affected pricing growth. See the “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The expansion and growth of Medicaid and insurance exchanges resulting from provisions of the 2010 Healthcare Reform Laws have increased the number of those patients coming to us. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. Similarly, the insurance coverages offered in the exchanges typically reimburse us at rates lower than we receive under other managed care contracts. We do not anticipate that Medicaid and insurance exchanges will continue to grow at the rate they have in recent years. As previously noted, potential changes to or repeal of the provisions of the 2010 Healthcare Reform Laws targeted at Medicaid expansion may impact the number of Medicaid patients we treat. However, we cannot predict what, if any, Medicaid changes will be adopted. In 2016, the growth in our percentage of Medicaid patients slowed, but we cannot predict whether our payor mix will continue to shift to these lower reimbursement rate payors. In the future, we may experience shifts in our payor mix or the acuity of our patients that could adversely affect our pricing, Net operating revenues, or profitability.
We face intense competition for patients from other healthcare providers.
We operate in a highly competitive, fragmented inpatient rehabilitation and home health and hospice industries. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 92% of our hospitals’ referrals come from acute care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, over the past few years, the number of nursing homes marketing themselves as offering certain rehabilitation services has increased even though nursing homes are not required to offer the same level of care, or be licensed, as hospitals.
In the home health and hospice services industry, our primary competition comes from locally owned private home health companies or acute care hospitals with adjunct home health services and typically varies from market to market. We compete with a variety of other companies in providing home health and hospice services, some of which, including several large public companies, may have greater financial and other resources and may be more established in their respective communities. Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving Encompass home health or hospice services. The other public companies have or may obtain significantly greater marketing and financial resources than we have or may obtain. Relatively few barriers to entry exist in most of our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health services, hospice care, community care services, or similar services. Additionally, nursing homes compete for referrals in some instances when the patients may be suitable for home-based care.
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
As part of our development activities, we intend to build new, or de novo, inpatient rehabilitation hospitals. The construction of new hospitals involves numerous risks, including the receipt of all zoning and other regulatory approvals, such as a CON where necessary, construction delays and cost over-runs and unforeseen environmental liability exposure. Once built, new hospitals must undergo the state and Medicare certification process, the duration of which may be beyond our control. We may be unable to operate newly constructed hospitals as profitably as expected, and those hospitals may involve significant additional cash expenditures and operating expenses that could, in the aggregate, have an adverse effect on our business, financial position, results of operations, and cash flows.
We may not be able to successfully integrate acquisitions or realize the anticipated benefits of any acquisitions.
We may undertake strategic acquisitions from time to time. For example, we completed the acquisitions of Encompass in 2014, the operations of Reliant Hospital Partners, LLC and affiliated entities in 2015, and the home care operations of CareSouth Health System, Inc. in 2015. Prior to consummation of any acquisition, the acquired business will have operated independently of us, with its own procedures, corporate culture, locations, employees and systems. We will fold those businesses into our existing business as one combined organization, for example utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of an acquired business with our business. Additionally, an acquisition could cause disruption to our business and operations and our relationships with customers, employees and other parties. In some cases, the acquired business has itself grown through acquisitions, as was the case with Encompass, Reliant and CareSouth, and there may be legacy systems, operating policies and procedures, financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we would prefer. The failure to successfully integrate on a timely basis any acquired business with our existing business could have an adverse effect on our business, financial position, results of operations, and cash flows.
We anticipate our acquisitions will result in benefits including, among other things, increased revenues and an enhanced ability to provide a continuum of facility-based and home-based post-acute healthcare services. However, acquired businesses may not contribute to our revenues or earnings to the extent anticipated, and any synergies we expect may not be realized after the acquisitions have been completed. If the acquired businesses underperform and such underperformance is other than temporary, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could result in the inability to meet the financial ratios and financial condition tests under our credit agreement and diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.

Competition for staffing, shortages of qualified personnel, union activity or other factors may increase our labor costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This issue may be exacerbated if immigration is limited in the future. A shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our labor costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare or we continue to experience a shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased labor costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our labor costs. Our failure to recruit and retain qualified medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits. The material lawsuits and investigations, including the subpoenas received from HHS-OIG, are discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages, fines, or other remedies assessed against us or agreed to in settlements could have a material adverse effect on our business, financial position, results of operations, and cash flows. Additionally, the costs of defending litigation and investigations, even if frivolous or nonmeritorious, could be significant.
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
We insure a substantial portion of our professional liability, general liability, and workers’ compensation liability risks, which may not include risks related to regulatory fines and penalties, through our captive insurance subsidiary, as discussed further in Note 10, Self-Insured Risks, to the accompanying consolidated financial statements. Changes in the number of these liability claims and the cost to resolve them impact the reserves for these risks. A variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the reserves for these liability risks, which could have an effect on our financial position and results of operations.
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
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals in which it is installed and the information systems currently in use by Encompass. We undertake substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.”
We expend significant capital to protect against the threat of security breaches, including cyber attacks, malware and ransomware. Substantial additional expenditures may be required to alleviate any problems caused by breaches, including unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations. To date, we are not aware of having experienced a material cyber breach or attack. However, given the well-publicized and increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.
A compromise of our network security measures or other controls, or of those businesses and vendors with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions and claims from patients, financial institutions, law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber-attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
ACE-IT is subject to a licensing, implementation, technology hosting, and support agreement with Cerner Corporation. In June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system. As of December 31, 2016, we have installed ACE-IT in 101 hospitals, and we expect to complete installation in substantially all of our existing hospitals by the end of 2017. Similarly, Encompass has an agreement to license, host, and support its comprehensive management and clinical information system, Homecare HomebaseSM. Our inability, or the inability of software vendors, to continue to maintain and upgrade our information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across numerous hospitals and agencies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Successful execution of our current business plan depends on our key personnel.
The success of our current business plan depends in large part upon the leadership and performance of our executive management team and key employees and our ability to retain and motivate these individuals. We rely upon their ability, expertise, experience, judgment, discretion, integrity and good faith. With respect to our home health business, we rely on the experience and expertise of Encompass’ management team in that industry. In order to retain this experience and expertise, we have entered into three-year employment agreements that include noncompetition and other restrictive covenants with certain key senior management personnel of Encompass. However, there is no guarantee we will be able to retain these individuals or other members of Encompass’ management team. If we are unable to retain these members of Encompass’ senior management, we could face increased difficulties in operating Encompass and in expanding our presence in home health and hospice.
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
As of December 31, 2016, we have approximately $2.7 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $279.3 million in capital leases). See Note 9, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. For additional discussion of our material debt covenants, see the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Long-term Debt, to the accompanying consolidated financial statements.
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2016, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2016, approximately 74% of our consolidated Property and equipment, net was held by HealthSouth Corporation and its guarantor subsidiaries under our credit agreement. See Note 9, Long-term Debt, and Note 20, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.
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
Each of our hospitals and home health and hospice agencies must comply with extensive conditions of participation for certification in the Medicare program. If any fail to meet any of the Medicare conditions of participation, we may receive a notice of deficiency from the applicable state survey agency. If that hospital or agency then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, it could lose the ability to bill Medicare. For example, the conditions require that hospice agencies have a certain number of volunteers. A hospital or agency could be terminated from the Medicare benefit if it fails to address the deficiency within the applicable correction period. If CMS terminates one hospital or agency, it may increase its scrutiny of others under common control. In June 2016, CMS proposed revisions to the Medicare conditions of participation applicable to inpatient rehabilitation hospitals and intended to modernize and revise the requirements to reflect current standards of practice and support improvements in quality of care. On January 9, 2017, CMS issued a final rule, effective on July 13, 2017, revising the Medicare conditions of participation applicable to home health agencies. The new conditions of participation address administrative, clinical and informational requirements for agencies. We are still assessing the impact of the recently released conditions of participation. However, we will likely have to incur additional costs and alter or supplement some of our business practices to comply with the new requirements. We do not believe the new conditions of participation will have a material impact on our business or results from operations. Any termination of one or more of our hospitals or agencies from the Medicare program for failure to satisfy the conditions of participation could adversely affect our business, financial position, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama. We occupy those office premises under a long-term lease which expires in March 2018. On February 25, 2016, we entered into an agreement with a developer to build and lease a new corporate office building at another location in Birmingham. We expect to move to that location in the first half 2018. Our current landlord has granted us an option to extend our lease for up to 75 days in the event construction of the new building is not completed prior to the expiration of that lease.
In addition to our principal executive office, as of December 31, 2016, we leased or owned through various consolidated entities 363 locations to operate or support our business. Our hospital leases, which represent the largest portion of our rent expense, have at least two years remaining on their current terms and, generally, one or more renewal options for an additional term of at least 5 years. Some renewal options provide for shorter additional terms. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Our home health and hospice business is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, approximately 2,800 square feet on average. Those space leases are typically less than five years in term. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospital properties (excluding the one hospital that has 51 licensed beds and operates as a joint venture which we account for using the equity method of accounting) and our Encompass locations as of December 31, 2016:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Encompass Locations
Alabama *+	383	1		3	2	6	4
Arizona	335	1		1	3	5	4
Arkansas *+	360	3		1	1	5	5
California	184	2		—	1	3	—
Colorado	104	1		—	1	2	6
Connecticut*	—	—		—	—	—	1
Delaware *	34	—		1	—	1	—
Florida *	907	10		—	2	12	17
Georgia *+	150	2	(1)	1		3	24
Idaho	—	—		—	—	—	11
Illinois *	61	—		1	—	1	—
Indiana	103	—		—	1	1	—
Kansas	242	1		—	2	3	8
Kentucky *	312	2		1	—	3	1
Louisiana	47	1		—	—	1	—
Maine *	100	—		—	1	1	—
Maryland *+	59	1		—	—	1	1
Massachusetts *	560	2		—	2	4	2
Missouri *	156	—		2	—	2	2
Nevada	219	2		—	1	3	2
New Hampshire	50	—		1	—	1	—
New Jersey *	199	1		1	1	3	—
New Mexico	87	1		—	—	1	7
North Carolina +	—	—		—	—	—	6
Ohio	150	—		—	2	2	—
Oklahoma	22	—		1	—	1	20
Oregon	—	—		—	—	—	2
Pennsylvania	734	5		—	4	9	3
Puerto Rico *	72	—		—	2	2	—
South Carolina *+	343	1		4	—	5	2
Tennessee *+	445	5		3	—	8	6
Texas	1,443	12		1	9	22	59
Utah	84	1		—	—	1	15
Virginia *	291	2		1	3	6	13
West Virginia *	268	1		3	—	4	—
Wyoming	—	—		—	—	—	2
	8,504	58		26	38	122	223	(2)
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

(2)
This total includes 188 locations where we provide adult home health services and 35 locations where we provide hospice services. In addition, two of the adult home health locations operate as joint ventures which we account for using the equity method of accounting.

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
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “HLS.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2015 through December 31, 2016:

	High	Low
2015
First Quarter	$46.92	$36.46
Second Quarter	48.13	41.37
Third Quarter	48.37	36.71
Fourth Quarter	39.89	32.55

2016
First Quarter	$37.84	$30.26
Second Quarter	42.65	34.79
Third Quarter	43.38	38.00
Fourth Quarter	42.70	36.97
Holders
As of February 15, 2017, there were 89,052,284 shares of HealthSouth common stock issued and outstanding, net of treasury shares, held by approximately 8,537 holders of record.
Dividends
We paid quarterly cash dividends of $0.21 per share on our common stock on January 15, April 15, and July 15 of 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015, and we paid the same per share quarterly dividend through July 15, 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend on January 17, 2017. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plans,” and incorporated here by reference.
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2016:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2016	439,486	$39.25	438,650	$120,290,930
November 1 through November 30, 2016	715,475	39.66	616,104	96,058,731
December 1 through December 31, 2016	13,598	41.24	—	96,058,731
Total	1,168,559	$39.53	1,054,754

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In October, 836 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2011 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among HealthSouth Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2011	2012	2013	2014	2015	2016
HealthSouth	100.00	119.47	190.58	224.69	207.85	252.15
Standard & Poor’s 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
S&P Health Care Services Select Industry Index	100.00	120.37	145.31	175.54	181.27	162.03

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data presented below for the years ended December 31, 2016, 2015, and 2014 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below for the years ended December 31, 2013 and 2012 from our consolidated financial statements and related notes included in our Form 10-K for the year ended December 31, 2013. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In Millions, Except per Share Data)
Statement of Operations Data: (1)
Net operating revenues	$3,707.2	$3,162.9	$2,405.9	$2,273.2	$2,161.9
Operating earnings (2)	588.1	485.7	418.4	435.7	378.7
Provision for income tax expense (3)	163.9	141.9	110.7	12.7	108.6
Income from continuing operations	318.1	253.7	276.2	382.5	231.4
(Loss) income from discontinued operations, net of tax	—	(0.9)	5.5	(1.1)	4.5
Net income	318.1	252.8	281.7	381.4	235.9
Less: Net income attributable to noncontrolling interests	(70.5)	(69.7)	(59.7)	(57.8)	(50.9)
Net income attributable to HealthSouth	247.6	183.1	222.0	323.6	185.0
Less: Convertible perpetual preferred stock dividends	—	(1.6)	(6.3)	(21.0)	(23.9)
Less: Repurchase of convertible perpetual preferred stock (4)	—	—	—	(71.6)	(0.8)
Net income attributable to HealthSouth common shareholders	$247.6	$181.5	$215.7	$231.0	$160.3

Weighted average common shares outstanding: (5)
Basic	89.1	89.4	86.8	88.1	94.6
Diluted	99.5	101.0	100.7	102.1	108.1
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.77	$2.03	$2.40	$2.59	$1.62
Discontinued operations	—	(0.01)	0.06	(0.01)	0.05
Net income	$2.77	$2.02	$2.46	$2.58	$1.67
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.59	$1.92	$2.24	$2.59	$1.62
Discontinued operations	—	(0.01)	0.05	(0.01)	0.05
Net income	$2.59	$1.91	$2.29	$2.58	$1.67

Cash dividends per common share (6)	$0.94	$0.88	$0.78	$—	$—

Amounts attributable to HealthSouth:
Income from continuing operations	$247.6	$184.0	$216.5	$324.7	$180.5
(Loss) income from discontinued operations, net of tax	—	(0.9)	5.5	(1.1)	4.5
Net income attributable to HealthSouth	$247.6	$183.1	$222.0	$323.6	$185.0

	As of December 31,
	2016	2015	2014	2013	2012
	(In Millions)
Balance Sheet Data: (1)
Working capital	$178.9	$172.3	$322.3	$268.8	$335.9
Total assets (7)	4,681.9	4,606.1	3,388.3	2,514.1	2,402.4
Long-term debt, including current portion (4) (7)	3,016.4	3,171.5	2,111.2	1,497.2	1,231.7
Convertible perpetual preferred stock (4)	—	—	93.2	93.2	342.2
HealthSouth shareholders’ equity	735.9	611.4	473.2	344.6	291.0

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

(4)
During the fourth quarter of 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 for 257,110 shares of our then outstanding 6.50% Series A Convertible Perpetual Preferred Stock. On April 23, 2015, we exercised our rights to force conversion of all remaining outstanding shares of our Convertible perpetual preferred stock into common stock. See Note 9, Long-term Debt and Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(5)
During 2016, we repurchased 1.7 million shares of our common stock in the open market for $65.6 million. During 2015, we repurchased 1.3 million shares of our common stock in the open market for $45.3 million. During 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million. In the first quarter of 2013, we completed a tender offer for our common stock whereby we repurchased approximately 9.1 million shares. See Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(6)
During the third quarter of 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. In July 2014, our board of directors approved an increase in our quarterly cash dividend to $0.21 per share. In July 2015, our board of directors approved an increase in our quarterly cash dividend of $0.23 per share. In July 2016, our board of directors approved an increase in our quarterly cash dividend of $0.24 per share. See Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(7)
On December 31, 2014, we acquired Encompass. The total cash consideration delivered at closing was $695.5 million. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. On October 1, 2015, we acquired Reliant Hospital Partners, LLC and affiliated entities. The total cash consideration delivered at closing was approximately $730 million. We funded the cash purchase price in the acquisition with proceeds from our August and September 2015 senior notes issuances and borrowings under our senior secured credit facility. On November 2, 2015, we acquired the home health agency operations of CareSouth Health System, Inc. The total cash consideration delivered at closing was approximately $170 million. We funded the cash purchase price with our term loan facility capacity and cash on hand. See Note 2, Business Combinations, and Note 9, Long-term Debt, to the accompanying consolidated financial statements.

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
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 35 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 30 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2016, we operate 123 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 81% of our Net operating revenues for the year ended December 31, 2016.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. We acquired EHHI Holdings, Inc. (“EHHI”) and its Encompass Home Health and Hospice business (“Encompass”) on December 31, 2014 and have since transitioned our previously existing HealthSouth home health operations to the Encompass platform and trade name. In the acquisition, we acquired, for cash, all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management, including April Anthony, the chief executive officer of Encompass. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. The total cash consideration delivered at closing was $695.5 million.
As of December 31, 2016, Encompass provides home health and hospice services in 223 locations across 25 states, with concentrations in the Southeast, Oklahoma, and Texas. In addition, two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health and hospice segment represented approximately 19% of our Net operating revenues for the year ended December 31, 2016.
See Item 1, Business, and Item 1A, Risk Factors, of this report, Note 2, Business Combinations, Note 9, Long-term Debt, and Note 18, Segment Reporting, to the accompanying consolidated financial statements, and the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item.
2016 Overview
Our 2016 strategy focused on the following priorities:

•	continuing to provide high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing hospitals, home health agencies, and hospice agencies;

•	expanding our services to more patients who require post-acute healthcare services by constructing and acquiring hospitals in new markets and acquiring home health and hospice agencies in new markets;

•	continuing our shareholder distributions via common stock dividends and repurchases of our common stock; and

•
positioning the Company for success in the evolving healthcare delivery system. This preparation includes continuing the installation of our electronic clinical information system (“ACE-IT”) in our hospitals which allows for interfaces with all major acute care electronic medical record systems and health information exchanges and participating in bundling projects and Accountable Care Organizations (“ACOs”).

During 2016, Net operating revenues increased by 17.2% over 2015 due primarily to our acquisitions of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”) on October 1, 2015 and CareSouth Health System, Inc. (“CareSouth”) on November 2, 2015 (see Note 2, Business Combinations, to the accompanying consolidated financial statements).
Within our inpatient rehabilitation segment, discharge growth of 10.8% coupled with a 2.9% increase in net patient revenue per discharge in 2016 generated 13.9% growth in net patient revenue from our hospitals compared to 2015. Discharge growth included a 1.7% increase in same-store discharges. Within our home health and hospice segment, home health admission growth of 43.6% coupled with the impact of a 1.3% decrease in revenue per episode in 2016 generated 34.6% growth in home health and hospice revenue compared to 2015. Home health admission growth included a 13.7% increase in same-store admissions.
In 2016, we further positioned ourselves for the healthcare industry’s movement to integrated delivery payment models, value-based purchasing, and post-acute site neutrality. We deployed and coordinated clinical protocols and discharge planning between our hospitals and home health agencies. We increased the clinical collaboration rate between our hospitals and our home health agencies. Within our inpatient rehabilitation segment, we initiated development of a predictive model to identify patients at risk for acute care transfer. We implemented a multidisciplinary medication reconciliation process using ACE-IT. Our hospitals and agencies also participated in bundling and ACO alternative payment models in various markets, and we developed a form of collaborator agreement to facilitate entering into arrangements with acute care hospitals participating in bundled payment projects.
Many of our quality and outcome measures remained above both inpatient rehabilitation and home health industry averages, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), the United States Centers for Medicare and Medicaid Services (“CMS”), and Avalere Health and the Alliance for Home Health Quality and Innovation. Not only did we treat more patients and enhance outcomes, we did so in a cost-effective manner.
Likewise, our growth efforts continued to yield positive results in 2016. In our inpatient rehabilitation hospital segment, we:

•
began operating the 27-bed inpatient rehabilitation hospital at CHI St. Vincent Hot Springs, a Catholic Health Initiatives’ hospital, in Hot Springs, Arkansas with our joint venture partner, St. Vincent Community Health Services, Inc, in February 2016. The joint venture completed construction of a 40-bed hospital and transferred its operations on July 1, 2016;

•
entered into an agreement, in July 2016, with Novant Health, Inc. to file a certificate of need (“CON”) application to build a new 68-bed inpatient rehabilitation hospital in Winston-Salem, North Carolina. We were awarded a CON in November 2016 and expect construction of the new hospital to commence in the summer of 2017. The rehabilitation unit currently located at the Novant Health Rehabilitation Center in Winston-Salem will be relocated to the newly constructed hospital that is expected to be completed in the fourth quarter of 2018;

•
entered into an agreement, in July 2016, with BJC HealthCare to file a CON application to build a 35-bed inpatient rehabilitation hospital on the third floor of BJC's Barnes-Jewish St. Peters Hospital located in St. Peters, Missouri. We were awarded a CON in September 2016 and construction of the new hospital commenced in October 2016. Construction is expected to be completed in the summer of 2017. The hospital will serve as a satellite location of the Rehabilitation Institute of St. Louis, an existing inpatient rehabilitation hospital we operate jointly with BJC HealthCare;

•
began operating the 22-bed inpatient rehabilitation hospital at the Bernsen Rehabilitation Center at St. John, in Broken Arrow, Oklahoma with our joint venture partner, St. John Health System, in August 2016. The joint venture began construction of a 40-bed hospital in August 2016. We expect construction to be completed and operations to be transferred in the third quarter of 2017;

•
began operating the new 49-bed inpatient rehabilitation hospital at CHI St. Joseph Health Rehabilitation Hospital in Bryan, Texas with our joint venture partner, St. Joseph’s Health System, in August 2016;

•
entered into an agreement, in August 2016, with Tidelands Health to jointly own and operate the existing 29-bed inpatient rehabilitation hospital currently located on the campus of Tidelands Waccamaw Community Hospital in Murrells Inlet, South Carolina. The joint venture’s operation of this hospital is expected to begin in 2018 and is subject to customary closing conditions, including regulatory approvals. In addition, the joint venture will build, own, and operate a second, 46-bed inpatient rehabilitation hospital in Little River, South Carolina. Construction of the new hospital is expected to begin in 2017, subject to CON approval;

•	began accepting patients at our new, 50-bed inpatient rehabilitation hospital in Modesto, California in October 2016;

•
formed a joint venture, in December 2016, with Memorial Hospital at Gulfport to own and operate a 33-bed inpatient rehabilitation hospital in Gulfport, Mississippi. The joint venture's operation of the hospital is expected to begin in the second quarter of 2017, and is subject to customary closing conditions, including regulatory approvals;

•
continued construction of our 60-bed joint venture hospital with Mount Carmel Health System in Westerville, Ohio. The joint venture's operation of the hospital is expected to begin in the second quarter of 2017;

•
continued construction of our 48-bed joint venture hospital with West Tennessee Healthcare in Jackson, Tennessee. The joint venture's operation of the hospital is expected to begin in the third quarter of 2017;

•	continued our capacity expansions by adding 83 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Pearland, Texas(1)	40	Q4 2016	Q4 2017
Shelby County, Alabama(2)	34	Q1 2017	Q2 2018
Hilton Head, South Carolina(3)	38	Q2 2017	Q2 2018
Murrieta, California(4)	50	First half of 2017	Q4 2018
(1) In March 2016, we secured land and began the design and permitting process.
(2) In June 2016, we were awarded a CON, acquired land, and began the design and permitting process.
(3) In August 2016, we were awarded a CON, acquired land, and began the zoning, design, and permitting process.
(4) In August 2014, we acquired land and began the design and permitting process.
We also continued our growth efforts in our home health and hospice segment. During 2016, we:

•	acquired, in May 2016, Home Health Agency of Georgia, LLC., a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area;

•	began accepting patients at our new home health locations in Lee’s Summit, Missouri in February 2016 and New Port Richey, Florida in May 2016;

•	acquired, in July 2016, Advantage Health Inc., a home health provider with one location in Yuma, Arizona;

•	acquired, in September 2016, three hospice agencies from Sotto International, Inc. located in Texarkana, Arkansas, Magnolia, Arkansas, and Texarkana, Texas;

•	began accepting patients at our new hospice location in Lee’s Summit, Missouri in July 2016;

•	acquired, in October 2016, two home health agencies from Summit Home Health Care, Inc. located in Cheyenne, Wyoming and Laramie, Wyoming;

•	acquired, in October 2016, LightHouse Health Care, Inc., a home health provider with one location in Springfield, Virginia;

•	acquired, in November 2016, Gulf City Home Care, Inc., a home health provider with one location in Sarasota, Florida;

•	acquired, in November 2016, Honor Hospice, LLC, a hospice provider with one location in Wheat Ridge, Colorado; and

•	began accepting patients at our new home health location in Georgetown, Texas and our new hospice location in Nashville, Tennessee in November 2016.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we redeemed the outstanding principal balance of $176 million of the 7.75% Senior Notes due 2022 in March, May, and September of 2016. For additional information regarding these actions, see Note 9, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder distributions by repurchasing 1.7 million shares of our common stock in the open market for approximately $64 million during 2016. In addition, we continued paying a quarterly cash dividend of $0.23 per share on our common stock in the first three quarters of 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend on January 17, 2017. See the “Liquidity and Capital Resources” section of this Item.
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
Second, we are an industry leader in the growing post-acute sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on our broad platform of clinical expertise, the quality of our clinical outcomes, the sustainability of best practices, and the application of rehabilitative technology. As the fourth largest provider of Medicare-certified skilled home health services in terms of revenues, we believe we differentiate ourselves from our competitors by virtue of our scale and density in the markets we serve, the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consummating and integrating acquisitions.
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of ACE-IT. As of December 31, 2016, we had installed this system in 101 of our 123 hospitals, and we expect to complete installation in substantially all of our existing hospitals by the end of 2017. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the home health provider to one ACO serving approximately 22,000 patients and are exploring several other participation opportunities.

We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development of new delivery and payment systems will almost certainly require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the “Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section below, our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including bed expansions at existing inpatient rehabilitation hospital and de novos, acquisition and de novo construction of inpatient rehabilitation hospitals, home health agencies, and hospice agencies, repayments of long-term debt, common stock dividends, and repurchases of our common stock. While our financial leverage increased as a result of the acquisions in Note 2, Business Combinations, to the accompanying consolidated financial statements, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
The healthcare industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges”) to identify and implement workable coordinated care and integrated delivery payment models. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to changes and continue to succeed in a highly regulated industry, and we have a proven track record of doing so.
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
Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2017 and beyond. Additionally, many legislators in the United States House of Representatives and the United States Senate continue to express the policy objective of modifying or repealing the 2010 Healthcare Reform Laws. The election of President Donald Trump, along with Republican majorities in the United States Senate and House of Representatives, increase the likelihood of changes to or repeal of provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. At this time, it is unclear what, if any, of the Medicare-related changes may ultimately be enacted and signed into law by the President, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget and other legislative initiatives.
On April 16, 2015, President Obama signed into law the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act, which repealed the statutory mechanism providing for annual automatic adjustments to the Medicare physician fee schedule using a sustainable growth rate formula that had historically resulted in annual deep cuts to physician reimbursement rates, a consequence of which has been the so-called “doc fixes” passed by Congress annually since 2002 to override those automatic adjustments. The primary impact of this act on post-acute care providers is a mandated market basket update of +1.0% in 2018 for rehabilitation hospitals as well as home health and hospice agencies.
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

In March 2016, MedPAC released recommendations to eliminate the market basket update for each of the IRF-PPS, the HH-PPS, and the Hospice-PPS for 2017. In another recommendation affecting IRFs, MedPAC suggested increasing the IRF-PPS outlier payment pool. The final rule for the IRF-PPS discussed below did not follow MedPAC’s recommendations to eliminate the market basket update or to increase the outlier pool. In a June 2016 report mandated by the IMPACT Act, MedPAC set out its evaluation of a unified payment system for all post-acute care (“PAC-PPS”) in lieu of separate systems for IRFs, skilled nursing facilities, long-term acute care hospitals, and home health agencies. MedPAC found a PAC-PPS to be feasible and desireable but also suggested many existing regulatory requirements, including the IRF 60% rule (as defined in Item 1A, Risk Factors) and the requirement for a minimum of three hours of therapy per day, should be waived as part of implementing a PAC-PPS. MedPAC also suggested that ultimately Medicare should move from fee-for-service reimbursement to more integrated delivery payment models. In December 2016, MedPAC recommended a 5% reduction in both inpatient rehabilitation and home health reimbursement for 2018 and a two-year rebasing of home health reimbursement rates beginning in 2019. MedPAC also reiterated an increase to the outlier payment pool to be funded by reductions to base Medicare payments rates under the IRF-PPS. This proposal would adversely affect us as we have a relatively low percentage of outlier payments compared to other inpatient rehabilitation providers.
On July 29, 2016, CMS released its notice of final rulemaking for fiscal year 2017 for IRFs under the IRF-PPS (the “2017 IRF Rule”). The final rule will implement a net 1.65% market basket increase effective for discharges between October 1, 2016 and September 30, 2017, calculated as follows:

Market basket update	2.7%
Healthcare reform reduction	75 basis points
Productivity adjustment	30 basis points
The final rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to designations between rural and urban facilities, and updates to the outlier fixed loss threshold. The final rule also continues the freeze to the update to the IRF-PPS facility-level rural adjustment factor, low-income patient factor, and teaching status adjustment factors. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the final rule’s release and incorporates other adjustments included in the final rule, we believe the 2017 IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.9% effective October 1, 2016, prior to the impact of sequestration.
Additionally, the 2017 IRF Rule contains changes that could affect us in future years. For example, CMS adopted five additional quality reporting measures, the reporting of which may require additional time and expense and could affect reimbursement beginning October 1, 2017.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. Under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 70% success rate. The appeals process established by CMS has encountered significant delays in recent years. The resolution of these disputes can take in excess of three years. Currently, we have appeals being heard that have been pending for up to five years. The majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules. We continue to discuss our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions. If the MAC continues to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to reduce the backlog of appeals by 30% by the end of 2017, by 60% by the end of 2018, by 90% by the end of 2019, and completely by the end of 2020. HHS has appealed the federal district court decision. On January 17, 2017, CMS published a rule implementing procedural and administrative changes to the appeals process, but it is unclear what, if any, impact these changes will have on the backlog. This new rule may be subject to legal challenge by healthcare providers as well. We cannot predict what, if any, further action CMS will take to reduce the backlog.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement
(“CJR”) bundled payment model. This mandatory model holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. During the CJR model’s five-year term, which began on April 1, 2016, healthcare providers in 67 geographic areas (“MSAs”) will continue to be paid under existing Medicare payment systems. However, the hospital where the joint replacement takes place will be held accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the hospital may receive an additional payment or be required to repay Medicare for a portion of the episode costs. Under this model, hospitals had no repayment responsibility, or downside financial risk, for 2016. However, they do have downside risk beginning in 2017. As a result, CMS believes acute care hospitals would be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs and home health agencies. We believe its impact will be positive for HealthSouth as it should favor high-quality, low-cost providers like us who have made significant commitments to information systems that enable and enhance connectivity. We also believe the rule further validates our movement into home health via the acquisition of Encompass. Currently, lower extremity joint replacement patients represent less than 8% of our total annual discharges due to our required compliance with the 60% rule. Given the 67 MSAs included in the CJR model, our patients potentially subject to this model represent approximately 2.1% of our annual Medicare discharges. The lower extremity joint replacement patients we do treat are generally higher acuity and possess significant comorbidities. In these cases and in any risk-bearing bundling initiative, quality of outcomes is critical to achieving targeted financial results.
On January 3, 2017, CMS published its final rule providing for the creation and testing of three new episode payment models (“EPMs”) as well as modification of the CJR model. The three new Medicare EPMs are: (1) acute myocardial infarction model, (2) coronary artery bypass graft (“CABG”) model, and (3) surgical hip/femur fracture treatment excluding lower extremity joint replacement (“SHFFT”) model. Most relevant to us are the mandatory CABG and SHFFT models which are set to begin July 1, 2017 and continue through the end of

2021. Under these models, as with the CJR model, acute care hospitals are financially accountable for the quality and cost of an episode of care, which is intended to incentivize increased coordination of care among hospitals, physicians, and post-acute care providers. The SHFFT model covers the same 67 MSAs as the CJR model (HealthSouth is located in 36 of these MSAs), and the CABG model covers 98 MSAs (HealthSouth is located in 40 of these MSAs). Our patients potentially subject to the CABG model represent approximately 0.7% of our annual Medicare discharges. Our patients potentially subject to the SHFFT model represent approximately 1.2% of our annual Medicare discharges incremental to the above CJR program.
On October 31, 2016, CMS released its notice of final rulemaking for calendar year 2017 for home health agencies under the HH-PPS (the “2017 HH Rule”). Specifically, while the final rule provides for a market basket update of 2.8%, that update is offset by a 2.3% rebasing adjustment reduction (the last year of a four-year phase-in), a productivity adjustment reduction of 30 basis points, an outlier fixed dollar loss adjustment of 0.1%, and a coding intensity reduction of 0.9% (the second year of a three-year phase-in). We believe the 2017 HH Rule will result in a net decrease to Encompass’ Medicare payment rates of approximately 3.6% effective for episodes ending in calendar year 2017. The net decrease to Encompass’ Medicare payment rates is primarily due to a 0.9% case mix re-weighting and 2.0% for the change in the outlier calculation methodology. The 2017 HH Rule had an approximate $1.5 million negative impact on revenues in the fourth quarter of 2016 applicable to episodes that began in 2016 and ended in 2017. Additionally, the 2017 HH Rule requires us to report four new quality measures, the reporting of which will require additional time and expense and could affect reimbursement beginning in 2018.
On June 8, 2016, CMS implemented a new pre-claim review demonstration of home health services in five states for a period of three years. Encompass operates in three of these states (Florida, Texas, and Massachusetts). In the pre-claim review demonstration project, CMS proposes to have Medicare contractors collect additional information from home health providers submitting claims in order to determine proper payment or if there is a suspicion of fraud. The project began in Illinois on August 3, 2016. Because of difficulties encountered in administering the project, the start date in Florida was delayed to April 1, 2017. The start dates for the other states have not been announced. Approximately 48% of Encompass’ Medicare claims are submitted by agencies in these three states (primarily Texas and Florida). This pre-claim demonstration project will require us to incur additional administrative and staffing costs and may impact the timeliness of claims payment given that fiscal intermediaries in Illinois have had difficulty processing pre-claim reviews on a timely basis. Accordingly, if the roll out project is not delayed or canceled, we may experience temporary increases in the Provision for doubtful accounts and decreases in cash flow or we may incur costs associated with patient care, the Medicare claim for which is subsequently denied, each of which could have an adverse effect on our financial position, results of operations, and liquidity.
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

While the change in administrations has added to regulatory uncertainty, the healthcare industry in general has been facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models. In these models, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value and quality of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are positioning the Company in preparation for whatever changes are ultimately made to the delivery system.

•
We have a track record of successful partnerships with acute care providers. Thirty-seven of our hospitals already operate as joint ventures with acute care hospitals, and we continue to pursue joint ventures as one of our growth initiatives. These joint ventures create an immediate link to an acute care system and position us to quickly and efficiently integrate our services in a coordinated care model.

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

•
Our balance sheet is strong, and we have consistently strong free cash flows. We have no significant debt maturities prior to 2020, and we have significant liquidity under our revolving credit facility. In addition, we own the real estate associated with approximately 69% of our hospitals.

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

•
The combination of home health and hospice with our existing inpatient rehabilitative healthcare services provides us with an increased opportunity to succeed in value-based purchasing programs and to participate in more coordinated care and integrated delivery payment models, such as ACOs and bundled payment arrangements. We believe enhanced clinical collaboration between our hospitals and home health agencies offers an excellent means to deliver the quality of care and the cost effectiveness that these new models require to be successful. Since partnering with Encompass, we have focused, and will continue to focus, on increasing this collaboration. We are currently participating in several coordinated care delivery model initiatives and are exploring ACO participation in several others. Eight of our IRFs began participating in Phase 2, the “at-risk” phase, of Model 3 of CMS’ Bundled Payments for Care Improvement (“BPCI”) initiative in 2015. We also have several IRFs that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of our home health agencies began participating in Phase 2 of Model 3 of the BPCI initiative in 2014. As of December 31, 2016, 38 home health agencies participate in Phase 2. In addition, we have partnered as the home health provider with Premier PHC™, an ACO serving approximately 22,000 Medicare patients.

Given the complexity and the number of changes in the 2010 Healthcare Reform Laws and other pending regulatory initiatives, we cannot predict their ultimate impact. Furthermore, the election of President Donald Trump, along with Republican majorities in the United States Senate and House of Representatives, increase the likelihood of changes to or repeal of provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. Therefore, the ultimate nature and timing of the transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
Additionally, in October 2014, President Obama signed into law the IMPACT Act. The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. It will also create additional data reporting requirements for our hospitals and home health agencies, and we expect to fully comply with these requirements. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. While we cannot quantify the potential financial effects of the IMPACT Act on HealthSouth, we believe any post-acute payment system that is data-driven and focuses on the needs and underlying medical conditions of post-acute patients ultimately will be a net positive for providers who offer high-quality, cost-effective care. However, it will likely take years for the related quality measures to be established, quality data to be gathered, standardized patient assessment data to be assembled and disseminated, and potential payment policies to be developed, tested, and promulgated. As the nation’s largest owner and operator of inpatient rehabilitation hospitals and fourth largest provider of Medicare-certified skilled home health services, we will work with HHS, MedPAC, and other healthcare stakeholders on these initiatives.

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

See also Item 1, Business, and Item 1A, Risk Factors.
These key challenges notwithstanding, we believe we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are positioned to continue to grow, adapt to external events, and create value for our shareholders in 2017 and beyond.
Results of Operations
Payor Mix
During 2016, 2015, and 2014, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2016	2015	2014
Medicare	75.2%	74.9%	74.1%
Medicare Advantage	7.9%	7.9%	7.4%
Managed care	9.8%	9.8%	11.2%
Medicaid	3.2%	3.0%	1.8%
Other third-party payors	1.4%	1.7%	1.8%
Workers' compensation	0.8%	0.9%	1.2%
Patients	0.5%	0.6%	1.0%
Other income	1.2%	1.2%	1.5%
Total	100.0%	100.0%	100.0%
Our payor mix is weighted heavily towards Medicare. We receive Medicare reimbursements under the IRF-PPS, the HH-PPS, and the Hospice-PPS. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.

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
Our Results
From 2014 through 2016, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In Millions)
Net operating revenues	$3,707.2	$3,162.9	$2,405.9	17.2%	31.5%
Less: Provision for doubtful accounts	(61.2)	(47.2)	(31.6)	29.7%	49.4%
Net operating revenues less provision for doubtful accounts	3,646.0	3,115.7	2,374.3	17.0%	31.2%
Operating expenses:
Salaries and benefits	1,985.9	1,670.8	1,161.7	18.9%	43.8%
Other operating expenses	492.1	432.1	351.6	13.9%	22.9%
Occupancy costs	71.3	53.9	41.6	32.3%	29.6%
Supplies	140.0	128.7	111.9	8.8%	15.0%
General and administrative expenses	133.4	133.3	124.8	0.1%	6.8%
Depreciation and amortization	172.6	139.7	107.7	23.6%	29.7%
Government, class action, and related settlements	—	7.5	(1.7)	(100.0)%	(541.2)%
Professional fees—accounting, tax, and legal	1.9	3.0	9.3	(36.7)%	(67.7)%
Total operating expenses	2,997.2	2,569.0	1,906.9	16.7%	34.7%
Loss on early extinguishment of debt	7.4	22.4	13.2	(67.0)%	69.7%
Interest expense and amortization of debt discounts and fees	172.1	142.9	109.2	20.4%	30.9%
Other income	(2.9)	(5.5)	(31.2)	(47.3)%	(82.4)%
Equity in net income of nonconsolidated affiliates	(9.8)	(8.7)	(10.7)	12.6%	(18.7)%
Income from continuing operations before income tax expense	482.0	395.6	386.9	21.8%	2.2%
Provision for income tax expense	163.9	141.9	110.7	15.5%	28.2%
Income from continuing operations	318.1	253.7	276.2	25.4%	(8.1)%
(Loss) income from discontinued operations, net of tax	—	(0.9)	5.5	(100.0)%	(116.4)%
Net income	318.1	252.8	281.7	25.8%	(10.3)%
Less: Net income attributable to noncontrolling interests	(70.5)	(69.7)	(59.7)	1.1%	16.8%
Net income attributable to HealthSouth	$247.6	$183.1	$222.0	35.2%	(17.5)%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2016	2015	2014
Provision for doubtful accounts	1.7%	1.5%	1.3%
Operating expenses:
Salaries and benefits	53.6%	52.8%	48.3%
Other operating expenses	13.3%	13.7%	14.6%
Occupancy costs	1.9%	1.7%	1.7%
Supplies	3.8%	4.1%	4.7%
General and administrative expenses	3.6%	4.2%	5.2%
Depreciation and amortization	4.7%	4.4%	4.5%
Government, class action, and related settlements	—%	0.2%	(0.1)%
Professional fees—accounting, tax, and legal	0.1%	0.1%	0.4%
Total operating expenses	80.8%	81.2%	79.3%
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
2016 Compared to 2015
Net Operating Revenues
Our consolidated Net operating revenues increased in 2016 compared to 2015 primarily from strong volume growth in both of our operating segments and included the effect of our acquisitions of Reliant on October 1, 2015 and CareSouth on November 2, 2015. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in 2016 compared to 2015 was primarily due to aging-based reserves resulting from continued administrative payment delays at our largest MAC. For additional information, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” of this report.
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
Salaries and benefits increased in 2016 compared to 2015 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2015 development activities, the acquisitions of Reliant and CareSouth, a salary increase given to all eligible nonmanagement hospital employees effective in October of each year, and an increase in benefit costs.
Salaries and benefits as a percent of Net operating revenues increased during 2016 compared to 2015 primarily as a result of salary and benefit cost increases, Medicare home health reimbursement rate cuts, and the ramping up of new hospitals in Franklin, Tennessee, Hot Springs, Arkansas, Bryan, Texas, Broken Arrow, Oklahoma, and Modesto, California.
We provided a 2.75% salary increase to our nonmanagement hospital employees effective October 1, 2016.

Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals and home health and hospice agencies. These expenses include such items as contract services, utilities, non-income related taxes, insurance, professional fees, and repairs and maintenance.
Other operating expenses increased during 2016 compared to 2015 primarily due to the acquisitions of Reliant and CareSouth and increased patient volumes at our hospitals offset by a $3.3 million gain from the divestiture of our home health pediatric services in November 2016. See Note 18, Segment Reporting, to the accompanying consolidated financial statements. Other operating expenses during 2015 included the settlement of an employee sexual harassment matter that was not covered by insurance.
As a percent of Net operating revenues, Other operating expenses decreased during 2016 compared to 2015 due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth, and to the aforementioned divestiture and settlement.
Occupancy costs
Occupancy costs include amounts paid for rent associated with leased hospitals, outpatient rehabilitation satellite clinics, and home health and hospice agencies, including common area maintenance and similar charges. Occupancy costs increased during 2016 compared to 2015 in terms of dollars and as a percent of Net operating revenues due to the acquisition of Reliant, which leased all of its hospitals.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies increased during 2016 compared to 2015 due primarily to increased patient volumes. Supplies decreased as a percent of Net operating revenues during 2016 compared to 2015 primarily due to supply chain efficiencies including the continued transition of brand name drugs to generic.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses and transaction costs associated with our acquisitions of Reliant and CareSouth in 2015.
General and administrative expenses increased in 2016 compared to 2015 due primarily to increased corporate full‑time equivalents, benefit costs, and stock compensation expenses offset by transaction costs related to the acquisitions of Reliant and CareSouth. General and administrative expenses decreased as a percent of Net operating revenues in 2016 compared to 2015 primarily due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth.
Depreciation and Amortization
Depreciation and amortization increased during 2016 compared to 2015 due to our acquisitions and capital expenditures throughout 2015 and 2016. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in 2015 resulted from a settlement discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10‑K”).
Professional Fees — Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for 2016 and 2015 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10-K.

Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during 2016 resulted from the redemptions of our 7.75% Senior Notes due 2022 in March, May, and September of 2016.
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
See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in 2016 compared to 2015 resulted from an increase in average borrowings due to our use of debt to fund the acquisitions of Reliant and CareSouth. Our average cash interest rate remained relatively flat during 2016 compared to 2015. Cash paid for interest approximated $164 million and $121 million in 2016 and 2015, respectively.
See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
Other income for 2015 included a $1.2 million realized gain from the sale of all the common stock of Surgical Care Affiliates (“SCA”), our former surgery centers division and a $2.0 million gain related to the increase in fair value of our option to purchase up to a 5% equity interest in SCA from April 1, 2015 (the date it became exercisable) to April 13, 2015 (the date we exercised the option). See Note 12, Fair Value Measurements, to the consolidated financial statements accompanying the 2015 Form 10‑K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2016 increased compared to 2015 due to increased Net operating revenues primarily as a result of the acquisitions of Reliant and CareSouth.
Provision for Income Tax Expense
Due to our federal and state net operating losses (“NOLs”), our cash income taxes approximated $31.9 million, net of refunds, in 2016. These payments resulted from state income tax expense of subsidiaries which have separate state filing requirements and federal income taxes based upon alternative minimum taxes, tax planning opportunities, the utilization of the remaining federal NOL balance, and the availability of other federal tax credits. In 2017, we estimate we will pay approximately $120 million to $175 million of cash income taxes, net of refunds. In 2016 and 2015, current income tax expense was $31.0 million and $14.8 million, respectively.
Our effective income tax rate for 2016 was 34.0%. The Provision for income tax expense in 2016 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests offset by (2) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.
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

During the third quarter of 2016, we filed an automatic tax accounting method change related to the deductibility of bad debts pursuant to the non-accrual experience method which resulted in a tax benefit of approximately $7 million. This change did not have a material impact on our effective tax rate. We also filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. If our request for the non-automatic tax accounting change is accepted as filed, we estimate realization of additional tax benefits of approximately $53 million through December 31, 2016. Approximately $44 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. This change, if approved, is not expected to have a material impact on our effective tax rate, but will impact the payment of cash income taxes in 2017.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $2.8 million and $2.9 million as of December 31, 2016 and 2015, respectively.
See Note 15, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
2015 Compared to 2014
Net Operating Revenues
Our consolidated Net operating revenues increased in 2015 compared to 2014 primarily from strong volume growth in both of our operating segments and included the effect of our acquisitions of Encompass, Reliant, and CareSouth. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
The change in our Provision for doubtful accounts as a percent of Net operating revenues in 2015 compared to 2014 primarily resulted from an increase in pre-payment claims denials by MACs, and continued substantial delays (exceeding three years) in the adjudication process at the administrative law judge hearing level.
Salaries and Benefits
Salaries and benefits increased in 2015 compared to 2014 primarily due to increased patient volumes, a 2.25% salary increase given to all eligible nonmanagement hospital employees effective October 1, 2014, and an increase in benefit costs. Increased patient volumes included an increase in the number of full-time equivalents as a result of our hospital development activities and the acquisitions of Encompass, Reliant, and CareSouth. Full-time equivalents also increased due to hospital staffing additions to ensure compliance with new Medicare quality reporting requirements and the creation of a new medical services department.
Salaries and benefits as a percent of Net operating revenues increased during 2015 compared to 2014 primarily as a result of the acquisition of Encompass, the pricing impact of proportionally higher discharge growth from payors where our reimbursement is lower (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”), an increase in benefit costs, ramp-up costs associated with our de novo hospitals that opened in the fourth quarter of 2014, and the additional staff associated with Medicare quality reporting and the medical services department. In addition, 2015 also included the pricing impact of updated Supplemental Security Income (“SSI”) ratios (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”).
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
General and Administrative Expenses
General and administrative expenses increased in 2015 compared to 2014 due primarily to increased expenses associated with stock-based compensation and higher transaction costs. General and administrative expenses decreased as a percent of Net operating revenues in 2015 compared to 2014 primarily due to our increasing revenue, primarily as a result of the acquisition of Encompass.
Depreciation and Amortization
Depreciation and amortization increased during 2015 compared to 2014 due to our acquisitions and capital expenditures throughout 2014 and 2015.
Government, Class Action, and Related Settlements
The loss included in Government, Class Action, and Related Settlements in 2015 resulted from a settlement discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10‑K.
Professional Fees — Accounting, Tax, and Legal
Professional fees—accounting, tax, and legal for 2015 and 2014 related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2015 Form 10‑K.
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
See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in 2015 compared to 2014 resulted from an increase in average borrowings offset by a lower average cash interest rate. Average borrowings increased due to our use of debt to fund the acquisitions of Encompass, Reliant, and CareSouth. Our average cash interest rate decreased from 6.3% in 2014 to 5.3% in 2015 due to the redemption of our 7.25% Senior Notes due 2018 in October 2014, the redemption of approximately $25 million of our 7.75% Senior Notes due 2022 in December 2014, and the redemption of our 8.125% Senior Notes due 2020 in April 2015. Cash paid for interest approximated $121 million and $101 million in 2015 and 2014, respectively. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
Other income for 2015 included a $1.2 million realized gain from the sale of all the common stock of SCA, our former surgery centers division and a $2.0 million gain related to the increase in fair value of our option to purchase up to a 5% equity interest in SCA from April 1, 2015 (the date it became exercisable) to April 13, 2015 (the date we exercised the option). See Note 12, Fair Value Measurements, to the accompanying consolidated financial statements.
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
Provision for Income Tax Expense
As discussed above, our effective income tax rate for 2015 was 35.9%. Our Provision for income tax expense in 2015 was greater than the federal statutory rate of 35% primarily due to: (1) state and other income tax expense and (2) an increase in our valuation allowance offset by (3) the impact of noncontrolling interests.
Our effective income tax rate for 2014 was 28.6%. Our Provision for income tax expense in 2014 was less than the federal statutory rate of 35% primarily due to: (1) the impact of noncontrolling interests, (2) the nontaxable gain discussed in Note 2, Business Combinations, related to our acquisition of an additional 30% equity interest in Fairlawn, and (3) a decrease in our valuation allowance offset by (4) state and other income tax expense. As a result of the Fairlawn transaction, we released the deferred tax liability associated with the outside tax basis of our investment in Fairlawn because we possessed sufficient ownership to allow for the historical outside tax basis difference to be resolved through a tax-free transaction in the future. The decrease in our valuation allowance in 2014 related primarily to the expiration of state NOLs in certain jurisdictions, our current forecast of future earnings in each jurisdiction, and changes in certain state tax laws.
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

Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2016, 2015, or 2014, and therefore, are not presented as a separate discussion within this Item.
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
Inpatient Rehabilitation
During the years ended December 31, 2016, 2015 and 2014, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2016	2015	2014
Medicare	73.3%	73.2%	73.9%
Medicare Advantage	7.7%	7.9%	7.5%
Managed care	11.2%	11.1%	11.3%
Medicaid	3.0%	2.5%	1.8%
Other third-party payors	1.8%	2.0%	1.8%
Workers’ compensation	1.0%	1.1%	1.2%
Patients	0.6%	0.7%	1.0%
Other income	1.4%	1.5%	1.5%
Total	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the years ended December 31, 2016, 2015 and 2014, is as follows:

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$2,905.5	$2,547.2	$2,272.5	14.1%	12.1%
Outpatient and other	115.6	105.9	104.8	9.2%	1.0%
Inpatient rehabilitation segment revenues	3,021.1	2,653.1	2,377.3	13.9%	11.6%
Less: Provision for doubtful accounts	(57.0)	(44.7)	(31.2)	27.5%	43.3%
Net operating revenues less provision for doubtful accounts	2,964.1	2,608.4	2,346.1	13.6%	11.2%
Operating expenses:
Salaries and benefits	1,493.4	1,310.6	1,141.0	13.9%	14.9%
Other operating expenses	431.5	387.7	342.5	11.3%	13.2%
Supplies	128.8	120.9	111.5	6.5%	8.4%
Occupancy costs	61.2	46.2	41.2	32.5%	12.1%
Other income	(2.9)	(2.3)	(4.0)	26.1%	(42.5)%
Equity in net income of nonconsolidated affiliates	(9.1)	(8.6)	(10.7)	5.8%	(19.6)%
Noncontrolling interests	64.0	62.9	59.3	1.7%	6.1%
Segment Adjusted EBITDA	$797.2	$691.0	$665.3	15.4%	3.9%

	(Actual Amounts)
Discharges	165,305	149,161	134,515	10.8%	10.9%
Net patient revenue per discharge	$17,577	$17,077	$16,894	2.9%	1.1%
Outpatient visits	640,702	577,507	579,555	10.9%	(0.4)%
Average length of stay (days)	12.8	12.9	13.2	(0.8)%	(2.3)%
Occupancy %	67.8%	62.8%	68.4%	8.0%	(8.2)%
# of licensed beds	8,504	8,404	7,095	1.2%	18.4%
Full-time equivalents*	19,612	17,880	16,405	9.7%	9.0%
Employees per occupied bed	3.44	3.41	3.40	0.9%	0.3%

*
Excludes approximately 420 full-time equivalents in 2016 and approximately 400 in 2015 and 2014 who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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

2016 Compared to 2015
Net Operating Revenues
Net operating revenues were 13.9% higher for 2016 compared to 2015. This increase included a 10.8% increase in patient discharges and a 2.9% increase in net patient revenue per discharge. Discharge growth included a 1.7% increase in same-store discharges. Discharge growth from new stores resulted from our joint ventures in Hot Springs, Arkansas (February 2016), Bryan, Texas (August 2016), and Broken Arrow, Oklahoma (August 2016), our wholly owned hospitals that opened in Franklin, Tennessee (December 2015) and Modesto California (October 2016), and our acquisitions of Reliant (October 2015) and Cardinal Hill in Lexington, Kentucky (May 2015). Growth in net patient revenue per discharge resulted primarily from patient mix (higher percentage of stroke patients and the integration of the Reliant hospitals) and an approximate $4 million Indirect Medical Education (“IME”) adjustment associated with the former Reliant hospital in Woburn, Massachusetts. Medicare provides that hospitals with residents in an approved graduate medical education program receive an additional payment for a Medicare discharge to reflect higher patient care costs of teaching hospitals relative to non-teaching hospitals. Our revenues in 2016 were positively impacted by this adjustment to our third-party payor estimates for 2014, 2015, and the year-to-date period through July 2016. In addition, net patient revenue per discharge growth in 2016 benefited from an approximate $5 million SSI adjustment that negatively impacted revenue in 2015. CMS periodically retroactively updates SSI ratios that are used to determine adjustments to Medicare payment rates for low-income patients. In the second quarter of 2015, CMS updated the ratios for fiscal year 2013, which resulted in adjustments to our third-party payor estimates for 2013, 2014, and year-to-date period through July 2015.
Outpatient revenues increased during 2016 compared to 2015 due to the acquisition of Reliant.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our joint ventures and acquisitions discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA in 2016 compared to 2015 primarily resulted from revenue growth, as discussed above. All operating expenses as a percent of net operating revenues benefited in 2016 by the aforementioned IME adjustment. Salaries and benefits in 2016 included a year-over-year decline in group medical costs. Other operating expenses decreased as a percent of revenue due primarily to the 2015 settlement discussed below. Occupancy costs increased as a percent of net operating revenues due to the acquisition of Reliant. Supplies expense decreased as a percent of revenue due to continued supply chain efficiencies including the continued transition of brand name drugs to generic. Bad debt expense as a percent of net operating revenues increased from 1.7% in 2015 to 1.9% in 2016 due to aging-based reserves resulting from continued administrative payment delays at the Company's largest MAC.
2015 Compared to 2014
Net Operating Revenues
Net operating revenues were 11.6% higher for 2015 compared to 2014. This increase included a 10.9% increase in patient discharges and a 1.1% increase in net patient revenue per discharge. Discharge growth included a 3.2% increase in same-store discharges. Discharge growth from new stores resulted from three de novo hospitals that opened in the fourth quarter of 2014 (Altamonte Springs, Florida; Newnan, Georgia; and Middletown, Delaware) and one de novo hospital that opened in December 2015 (Franklin, Tennessee), our acquisitions of Reliant (October 2015), Quillen Rehabilitation Hospital (“Quillen”) in Johnson City, Tennessee (November 2014) and Cardinal Hill in Lexington, Kentucky (May 2015), and our joint venture with Memorial Health in Savannah, Georgia (April 2015). While we experienced pricing growth from Medicare and managed care payors, the pricing adjustments were negatively impacted by proportionally higher discharge growth in Medicaid and managed care payors where our reimbursement is lower. In addition, our net patient revenue per discharge was negatively impacted in 2015 by approximately $5 million for updated SSI ratios published by CMS for fiscal year 2013.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our acquisitions and joint ventures discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA in 2015 compared to 2014 primarily resulted from revenue growth, as discussed above. Adjusted EBITDA in 2015 was also impacted by (1) an increase in salaries and benefits as a percent of revenue due to increases in group medical costs, an increase in our licensed skills mix, and an increase in volume-related “premium” pay, (2) increased bad debt expense from continued pre-payment claims denials predominately by one of our MACs, (3) SSI ratio adjustments, as discussed above (4) a settlement of an employee sexual harassment matter that was not covered by insurance, and (5) incremental investments in our operating platform, including a contractual increase in costs associated with the ongoing implementation of our electronic clinical information system, the addition of staff at our hospitals to ensure compliance with new CMS quality reporting requirements, the creation of a new medical services department, and costs associated with our participation in CMS’ Model 3 bundling pilot initiative. Increases in group medical costs resulted from an increase in the number and size of large claims (claims greater than $100,000) and an increase in the cost and use of specialty pharmaceuticals.
Home Health and Hospice
During the years ended December 31, 2016, 2015 and 2014, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2016	2015	2014
Medicare	82.9%	83.7%	96.9%
Medicare Advantage	8.7%	7.7%	0.7%
Managed care	3.9%	3.0%	1.1%
Medicaid	4.3%	5.5%	—%
Other third-party payors	—%	—%	1.0%
Workers’ compensation	—%	—%	0.3%
Patients	0.1%	0.1%	—%
Other income	0.1%	—%	—%
Total	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the years ended December 31, 2016, 2015 and 2014, is as follows:

	For the Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$635.2	$478.1	$28.6	32.9%	NMF
Hospice	50.9	31.7	—	60.6%	N/A
Home health and hospice segment revenues	686.1	509.8	28.6	34.6%	NMF
Less: Provision for doubtful accounts	(4.2)	(2.5)	(0.4)	68.0%	NMF
Net operating revenues less provision for doubtful accounts	681.9	507.3	28.2	34.4%	NMF
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	336.5	244.8	17.0	37.5%	NMF
Support and overhead costs	237.2	172.7	6.9	37.3%	NMF
Equity in net income of nonconsolidated affiliates	(0.7)	(0.1)	—	600.0%	NMF
Noncontrolling interests	6.5	6.8	0.4	(4.4)%	NMF
Segment Adjusted EBITDA	$102.4	$83.1	$3.9	23.2%	NMF

	(Actual Amounts)
Home health:
Admissions	106,712	74,329	7,545	43.6%	NMF
Recertifications	82,195	65,039	1,030	26.4%	NMF
Episodes	185,737	137,568	8,236	35.0%	NMF
Average revenue per episode	$3,031	$3,072	$3,364	(1.3)%	(8.7)%
Episodic visits per episode	18.8	19.1	18.8	(1.6)%	1.6%
Total visits	3,940,295	2,889,373	159,672	36.4%	NMF
Cost per visit	$74	$72	$108	2.8%	(33.3)%
Hospice:
Admissions	3,337	2,452	—	36.1%	N/A
Patient days	322,519	204,898	—	57.4%	N/A
Revenue per day	$158	$155	$—	1.9%	N/A
2016 Compared to 2015
Net Operating Revenues
Home health and hospice revenue was 34.6% higher during 2016 compared to 2015. This increase included a 43.6% increase in home health admissions and was impacted by a 1.3% decrease in average revenue per episode. Home health admission growth included a 13.7% increase in same-store admissions. Home health admission growth from new stores resulted primarily from the acquisition of CareSouth in November 2015. Average revenue per episode was impacted by the Medicare home health reimbursement rate cuts that became effective January 1, 2016 and lower revenue per episode at CareSouth due to patient mix.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report regarding CareSouth and Encompass' other acquisitions throughout 2015.

Adjusted EBITDA
The increase in Adjusted EBITDA during 2016 compared to 2015 primarily resulted from revenue growth. Adjusted EBITDA for the segment during 2016 was impacted by Medicare reimbursment rate cuts, higher cost per visit (driven by an increased percentage of therapy patients), salary and benefit costs increases, a $3.3 million gain from the divestiture of our home health pediatric assets, and expenses related to the integration of CareSouth.
2015 Compared to 2014
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
Consistent with these objectives, in both March and May of 2016, we redeemed $50.0 million of the outstanding principal amount of the 7.75% Senior Notes due 2022 using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, we completed these optional redemptions at a price of 103.875%, which resulted in a total cash outlay of approximately $104 million. As a result of these redemptions, we recorded a $2.4 million Loss on early extinguishment of debt in both the first and second quarter of 2016.
In September 2016, we redeemed the remaining outstanding principal balance of $76.0 million of the 7.75% Senior Notes due 2022 using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of these notes, this optional redemption was made at a price of 102.583%, which resulted in a total cash outlay of approximately $78 million. As a result of this redemption, we recorded a $2.6 million Loss on early extinguishment of debt in the third quarter of 2016.
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
See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Current Liquidity
As of December 31, 2016, we had $40.5 million in Cash and cash equivalents. This amount excludes $60.9 million in Restricted cash and $57.7 million of restricted marketable securities ($33.5 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2016, we had approximately $415 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2016, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2016 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2016, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2016.
As part of the Encompass acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Holdings, a subsidiary of HealthSouth and a indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor will have the right (but not the obligation) to have his or her shares of Holdings stock repurchased by HealthSouth for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, HealthSouth will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. As of December 31, 2016, the value of those outstanding shares of Holdings was approximately $116 million. See Note 11, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2016, 2015, and 2014 (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$605.5	$484.8	$444.9
Net cash used in investing activities	(245.0)	(1,129.8)	(876.9)
Net cash (used in) provided by financing activities	(381.6)	639.9	434.2
(Decrease) increase in cash and cash equivalents	$(21.1)	$(5.1)	$2.2
2016 Compared to 2015
Operating activities. The increase in Net cash provided by operating activities during 2016 compared to 2015 primarily resulted from revenue growth, as described above, and changes to payroll-related liabilities.
Investing activities. The decrease in Net cash used in investing activities during 2016 compared to 2015 resulted primarily from the decrease in cash used in the acquisition of businesses offset by the proceeds received from the divestiture of our home health pediatric assets in 2016. Cash outflows were significantly higher in 2015 due to the acquisitions of Reliant and CareSouth described in Note 2, Business Combinations, to the accompanying consolidated financial statements.
Financing activities. The decrease in Net cash provided by financing activities during 2016 compared to 2015 primarily resulted from the 2015 debt transactions, including the public offering of the 2023 Notes, the additional offering of the 2024 Notes, and the private offering of the 2025 Notes to fund the acquisitions of Reliant and CareSouth as discussed and defined in Note 9, Long-term Debt, to the accompanying consolidated financial statements.
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
Financing activities. The increase in Net cash provided by financing activities during 2015 compared to 2014 primarily resulted from the public offering of the 2023 Notes, the additional offering of the 2024 Notes, and the private offering of the 2025 Notes to fund the acquisitions of Reliant and CareSouth as discussed in Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2016 are as follows (in millions):

	Total	2017	2018-2019	2020-2021	2022 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,585.1	$23.5	$52.2	$630.6	$1,878.8
Revolving credit facility	152.0	—	—	152.0	—
Interest on long-term debt (b)	964.4	129.3	264.3	236.7	334.1
Capital lease obligations (c)	513.3	34.7	65.9	56.2	356.5
Operating lease obligations (d)(e)	420.0	62.5	108.3	75.4	173.8
Purchase obligations (e)(f)	92.9	34.2	38.9	19.0	0.8
Other long-term liabilities (g)(h)	3.6	0.3	0.4	0.4	2.5
Total	$4,731.3	$284.5	$530.0	$1,170.3	$2,746.5

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2016. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 16% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer

Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, to the accompanying consolidated financial statements.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers’ compensation risks, noncurrent amounts related to third-party billing audits, Encompass’ stock appreciation rights, and deferred income taxes. Also, as of December 31, 2016, we had $2.8 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

(h)
The table above does not include Redeemable noncontrolling interests of $138.3 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 11, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2016, we made capital expenditures of approximately $203 million for property and equipment and capitalized software. These expenditures in 2016 are exclusive of approximately $48 million in net cash related to our acquisition activity. During 2017, we expect to spend approximately $305 million to $415 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. The expected increase in 2017 is due to growth in the Company, an enhanced hospital maintenance program, and leasehold improvements and furnishings associated with the build-out of our new home office location. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
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
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of December 31, 2016, approximately $96 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2016, we repurchased 1.7 million shares of our common stock in the open market for $64.1 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 9, Long-term Debt, to the accompanying consolidated financial statements. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement — our interest coverage ratio and our leverage ratio — could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
The calculation of Adjusted EBITDA under the credit agreement does not require us to deduct net income attributable to noncontrolling interests or gains on disposal of assets and development activities. It also does not allow us to add back professional fees unrelated to the stockholder derivative litigation, losses on disposal of assets, unusual or nonrecurring cash expenditures in excess of $10 million, and charges resulting from debt transactions and development activities. These items and amounts, in addition to the items falling within the credit agreement’s “unusual or nonrecurring” classification, may occur in future periods, but can vary significantly from period to period and may not directly relate to our ongoing operations. Accordingly, these items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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

Our Adjusted EBITDA for the years ended December 31, 2016, 2015, and 2014 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2016	2015	2014
Net income	$318.1	$252.8	$281.7
Loss (income) from discontinued operations, net of tax, attributable to HealthSouth	—	0.9	(5.5)
Provision for income tax expense	163.9	141.9	110.7
Interest expense and amortization of debt discounts and fees	172.1	142.9	109.2
Loss on early extinguishment of debt	7.4	22.4	13.2
Professional fees—accounting, tax, and legal	1.9	3.0	9.3
Government, class action, and related settlements	—	7.5	(1.7)
Net noncash loss on disposal or impairment of assets	0.7	2.6	6.7
Depreciation and amortization	172.6	139.7	107.7
Stock-based compensation expense	27.4	26.2	23.9
Net income attributable to noncontrolling interests	(70.5)	(69.7)	(59.7)
Gain on consolidation of former equity method hospital	—	—	(27.2)
Transaction costs	—	12.3	9.3
Adjusted EBITDA	$793.6	$682.5	$577.6
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$605.5	$484.8	$444.9
Provision for doubtful accounts	(61.2)	(47.2)	(31.6)
Professional fees—accounting, tax, and legal	1.9	3.0	9.3
Interest expense and amortization of debt discounts and fees	172.1	142.9	109.2
Equity in net income of nonconsolidated affiliates	9.8	8.7	10.7
Net income attributable to noncontrolling interests in continuing operations	(70.5)	(69.7)	(59.7)
Amortization of debt-related items	(13.8)	(14.3)	(12.7)
Distributions from nonconsolidated affiliates	(8.5)	(7.7)	(12.6)
Current portion of income tax expense	31.0	14.8	13.3
Change in assets and liabilities	102.9	147.1	90.1
Net premium paid on bond transactions	5.8	3.9	4.3
Windfall tax benefits from share-based compensation	17.3	—	—
Operating cash used in discontinued operations	0.7	0.7	1.2
Transaction costs	—	12.3	9.3
Other	0.6	3.2	1.9
Adjusted EBITDA	$793.6	$682.5	$577.6
Growth in Adjusted EBTIDA from 2015 to 2016 resulted primarily from revenue growth in both operating segments due to the acquisitions of Reliant and CareSouth. Growth in Adjusted EBITDA from 2014 to 2015 resulted primarily from revenue growth due to the acquisition of Encompass. For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.

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

As of December 31, 2016, we do not have any material off-balance sheet arrangements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016, we are not involved in any unconsolidated SPE transactions.
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
Revenue Recognition
We recognize net patient revenue in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges) less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicare Advantage, Medicaid, and other third-party payors. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements for a complete discussion of our revenue recognition policies.
Our patient accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Certain other factors that are considered and could influence the level of our reserves are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional reserves are provided to account for these factors.
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
Allowance for Doubtful Accounts
The collection of outstanding receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. We provide for accounts receivable that could become uncollectible by establishing an allowance to reduce the carrying value of such receivables to their estimated net realizable value. See Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” and Note 5, Accounts Receivable, to the accompanying consolidated financial statements for a complete discussion of our policies related to the allowance for doubtful accounts.
We estimate our allowance for doubtful accounts based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors so that the remaining receivables, net of allowances, are reflected at their estimated net realizable values. Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding and pre-payment claim reviews by our respective MACs. In addition, reimbursement claims made by health care providers are subject to audit from time to time by governmental payors and their agents. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.
As of December 31, 2016 and 2015, $172.0 million and $126.1 million, or 26.0% and 22.1%, respectively, of our patient accounts receivable represented denials by MACs that were in the pre-payment medical necessity review process. During the years ended December 31, 2016, 2015, and 2014, we wrote off $3.5 million, $2.6 million, and $1.4 million, respectively, of previously denied claims while we collected $9.2 million, $7.4 million, and $7.1 million, respectively, of previously denied claims.
The table below shows a summary of our net accounts receivable balances as of December 31, 2016 and 2015. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.

	As of December 31,
	2016	2015
	(In Millions)
Current:
0 - 30 Days	$328.4	$300.3
31 - 60 Days	43.1	39.0
61 - 90 Days	20.8	24.5
91 - 120 Days	12.6	9.9
120 + Days	27.1	29.6
Patients accounts receivable, net	432.0	403.3
Other accounts receivable	11.8	7.2
	443.8	410.5
Noncurrent patient accounts receivable, net	125.9	96.6
Accounts receivable, net	$569.7	$507.1
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
Periodically, we review our assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insurance reserves. The following are certain of the key assumptions and other factors that significantly influence our estimate of self-insurance reserves:

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

Net self-insurance reserves as of December 31, 2016:
As reported, with 50% statistical confidence level	130.0
With 70% statistical confidence level	139.0
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
See Note 1, Summary of Significant Accounting Policies, “Goodwill and Other Intangibles,” and Note 7, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.
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
In the fourth quarter of 2016, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation and home health and hospice reporting units are not at risk for any impairment charges.
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
During the year ended December 31, 2016, we increased our valuation allowance by $0.3 million. As of December 31, 2016, we had a remaining valuation allowance of $27.9 million which primarily related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2016 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2016, our primary variable rate debt outstanding related to $152.0 million in advances under our revolving credit facility and $421.2 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $4.1 million over the next 12 months, assuming floating rate indices are floored at 0%.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2016		December 31, 2015
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
7.75% Senior Notes due 2022
Carrying Value	—	—	174.3	—
Unamortized debt premium and fees	—	—	1.6	—
Principal amount	—	—	175.9	183.7
5.125% Senior Notes due 2023
Carrying Value	295.3	—	294.6	—
Unamortized debt discount and fees	4.7	—	5.4	—
Principal amount	300.0	297.8	300.0	288.0
5.75% Senior Notes due 2024
Carrying Value	1,193.2	—	1,192.6	—
Unamortized debt discount and fees	6.8	—	7.4	—
Principal amount	1,200.0	1,216.6	1,200.0	1,146.0
5.75% Senior Notes due 2025
Carrying Value	343.9	—	343.4	—
Unamortized debt discount and fees	6.1	—	6.6	—
Principal amount	350.0	349.6	350.0	332.5
2.00% Convertible Senior Subordinated Notes due 2043
Carrying Value	275.7	—	265.9	—
Unamortized debt discount and fees	44.3	—	54.1	—
Principal amount	320.0	382.6	320.0	345.0
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.
See also Note 9, Long-term Debt, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2017 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Code of Ethics,” “Corporate Governance and Board Structure—Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth, as of December 31, 2016, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise		Weighted Average Price(1)	Securities Available for Future Issuance
Plans approved by stockholders	3,120,218	(2)	$22.25	13,861,862	(3)
Plans not approved by stockholders	330,920	(4)	17.07	—
Total	3,451,138		20.90	13,861,862

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the 2016 Omnibus Performance Incentive Plan approved by our stockholders in May 2016.

(4)
This amount includes (a) 244,090 shares issuable upon exercise of stock options outstanding under the 2005 Equity Incentive Plan and (b) 86,830 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan.

2004 Amended and Restated Director Incentive Plan
The 2004 Amended and Restated Director Incentive Plan (the “2004 Plan”) provided for the grant of common stock, awards of restricted common stock, and the right to receive awards of common stock, which we refer to as “restricted stock units,” to our non-employee directors. The 2004 Plan expired in March 2008 and was replaced by the 2008 Equity Incentive Plan. Some awards remain outstanding. Awards granted under the 2004 Plan at the time of its termination will continue in effect in accordance with their terms. Awards of restricted stock units were fully vested when awarded and will be settled in shares of common stock on the earlier of the six-month anniversary of the date on which the director ceases to serve on the board of directors or certain change in control events. The restricted stock units generally cannot be transferred. Awards are generally protected against dilution upon the issuance of stock dividends and in the event of a stock split, recapitalization, or other major corporate restructuring.
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
Security Ownership of Certain Beneficial Owners and Management
The other information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-79 of this report.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 22, 2017

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 22, 2017
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 22, 2017
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 22, 2017
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 22, 2017
Leo I. Higdon, Jr.

/s/ JOHN W. CHIDSEY	Director	February 22, 2017
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 22, 2017
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 22, 2017
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 22, 2017
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 22, 2017
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 22, 2017
Leslye G. Katz

/s/ JOHN E. MAUPIN, JR.	Director	February 22, 2017
John E. Maupin, Jr.

/s/ L. EDWARD SHAW, JR.	Director	February 22, 2017
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of HealthSouth Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of HealthSouth Corporation and its subsidiaries (the “Company”) at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 22, 2017

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015	2014
	(In Millions, Except Per Share Data)
Net operating revenues	$3,707.2	$3,162.9	$2,405.9
Less: Provision for doubtful accounts	(61.2)	(47.2)	(31.6)
Net operating revenues less provision for doubtful accounts	3,646.0	3,115.7	2,374.3
Operating expenses:
Salaries and benefits	1,985.9	1,670.8	1,161.7
Other operating expenses	492.1	432.1	351.6
Occupancy costs	71.3	53.9	41.6
Supplies	140.0	128.7	111.9
General and administrative expenses	133.4	133.3	124.8
Depreciation and amortization	172.6	139.7	107.7
Government, class action, and related settlements	—	7.5	(1.7)
Professional fees—accounting, tax, and legal	1.9	3.0	9.3
Total operating expenses	2,997.2	2,569.0	1,906.9
Loss on early extinguishment of debt	7.4	22.4	13.2
Interest expense and amortization of debt discounts and fees	172.1	142.9	109.2
Other income	(2.9)	(5.5)	(31.2)
Equity in net income of nonconsolidated affiliates	(9.8)	(8.7)	(10.7)
Income from continuing operations before income tax expense	482.0	395.6	386.9
Provision for income tax expense	163.9	141.9	110.7
Income from continuing operations	318.1	253.7	276.2
(Loss) income from discontinued operations, net of tax	—	(0.9)	5.5
Net income	318.1	252.8	281.7
Less: Net income attributable to noncontrolling interests	(70.5)	(69.7)	(59.7)
Net income attributable to HealthSouth	247.6	183.1	222.0
Less: Convertible perpetual preferred stock dividends	—	(1.6)	(6.3)
Net income attributable to HealthSouth common shareholders	$247.6	$181.5	$215.7
Weighted average common shares outstanding:
Basic	89.1	89.4	86.8
Diluted	99.5	101.0	100.7
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.77	$2.03	$2.40
Discontinued operations	—	(0.01)	0.06
Net income	$2.77	$2.02	$2.46
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.59	$1.92	$2.24
Discontinued operations	—	(0.01)	0.05
Net income	$2.59	$1.91	$2.29

Cash dividends per common share	$0.94	$0.88	$0.78

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$247.6	$184.0	$216.5
(Loss) income from discontinued operations, net of tax	—	(0.9)	5.5
Net income attributable to HealthSouth	$247.6	$183.1	$222.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2016	2015	2014
	(In Millions)
COMPREHENSIVE INCOME
Net income	$318.1	$252.8	$281.7
Other comprehensive loss, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	0.1	(0.1)	(0.2)
Reclassifications to net income	—	(1.2)	(0.5)
Other comprehensive (income) loss before income taxes	0.1	(1.3)	(0.7)
Provision for income tax (expense) benefit related to other comprehensive loss items	(0.1)	0.6	0.3
Other comprehensive loss, net of tax:	—	(0.7)	(0.4)
Comprehensive income	318.1	252.1	281.3
Comprehensive income attributable to noncontrolling interests	(70.5)	(69.7)	(59.7)
Comprehensive income attributable to HealthSouth	$247.6	$182.4	$221.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2016	2015
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$40.5	$61.6
Restricted cash	60.9	45.9
Accounts receivable, net of allowance for doubtful accounts of $53.9 in 2016; $39.3 in 2015	443.8	410.5
Prepaid expenses and other current assets	109.3	80.7
Total current assets	654.5	598.7
Property and equipment, net	1,391.8	1,310.1
Goodwill	1,927.2	1,890.1
Intangible assets, net	411.3	419.4
Deferred income tax assets	75.8	190.8
Other long-term assets	221.3	197.0
Total assets(1)	$4,681.9	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$37.1	$36.8
Accounts payable	68.3	61.6
Accrued payroll	147.3	126.2
Accrued interest payable	25.8	29.7
Other current liabilities	197.1	172.1
Total current liabilities	475.6	426.4
Long-term debt, net of current portion	2,979.3	3,134.7
Self-insured risks	110.4	101.6
Other long-term liabilities	49.6	43.0
	3,614.9	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	138.3	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 109,381,283 in 2016; 108,275,900 in 2015	1.1	1.1
Capital in excess of par value	2,799.1	2,834.9
Accumulated deficit	(1,448.4)	(1,696.0)
Accumulated other comprehensive loss	(1.2)	(1.2)
Treasury stock, at cost (20,451,458 shares in 2016 and 18,145,822 shares in 2015)	(614.7)	(527.4)
Total HealthSouth shareholders’ equity	735.9	611.4
Noncontrolling interests	192.8	167.9
Total shareholders’ equity	928.7	779.3
Total liabilities(1) and shareholders’ equity	$4,681.9	$4,606.1

(1)
Our consolidated assets as of December 31, 2016 include total assets of variable interest entities of $262.3 million, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2016 include total liabilities of the variable interest entities of $50.3 million. See Note 3, Variable Interest Entities.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2013	88.0	$1.0	$2,849.4	$(2,101.1)	$(0.1)	$(404.6)	$124.1	$468.7
Net income	—	—	—	222.0	—	—	53.1	275.1
Receipt of treasury stock	(0.3)	—	—	—	—	(9.7)	—	(9.7)
Dividends declared on common stock	—	—	(69.0)	—	—	—	—	(69.0)
Dividends declared on convertible perpetual preferred stock	—	—	(6.3)	—	—	—	—	(6.3)
Stock-based compensation	—	—	23.9	—	—	—	—	23.9
Stock options exercised	0.3	—	7.5	—	—	(0.1)	—	7.4
Stock warrants exercised	0.2	—	6.3	—	—	—	—	6.3
Distributions declared	—	—	—	—	—	—	(44.9)	(44.9)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(43.1)	—	(43.1)
Consolidation of Fairlawn Rehabilitation Hospital	—	—	—	—	—	—	14.0	14.0
Other	0.9	—	(1.3)	—	(0.4)	(1.2)	—	(2.9)
December 31, 2014	87.8	1.0	2,810.5	(1,879.1)	(0.5)	(458.7)	146.3	619.5
Net income	—	—	—	183.1	—	—	55.9	239.0
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.5)	—	—	—	—	(17.2)	—	(17.2)
Dividends declared on common stock	—	—	(79.9)	—	—	—	—	(79.9)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	22.4	—	—	—	—	22.4
Stock options exercised	0.2	—	6.7	—	—	(4.4)	—	2.3
Distributions declared	—	—	—	—	—	—	(49.0)	(49.0)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(45.3)	—	(45.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	14.8	14.8
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(18.2)	—	—	—	—	(18.2)
Other	0.6	0.1	1.8	—	(0.7)	(1.8)	(0.1)	(0.7)
December 31, 2015	90.1	1.1	2,834.9	(1,696.0)	(1.2)	(527.4)	167.9	779.3
Net income	—	—	—	247.6	—	—	56.4	304.0
Receipt of treasury stock	(0.5)	—	—	—	—	(11.6)	—	(11.6)
Dividends declared on common stock	—	—	(84.9)	—	—	—	—	(84.9)
Stock-based compensation	—	—	21.4	—	—	—	—	21.4
Stock options exercised	0.6	—	13.1	—	—	(7.8)	—	5.3
Distributions declared	—	—	—	—	—	—	(54.2)	(54.2)
Repurchases of common stock in open market	(1.7)	—	—	—	—	(65.6)	—	(65.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.6	19.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(6.7)	—	—	—	—	(6.7)
Windfall tax benefits from share-based compensation	—	—	17.3	—	—	—	—	17.3
Other	0.4	—	4.0	—	—	(2.3)	3.1	4.8
December 31, 2016	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
	(In Millions)
Cash flows from operating activities:
Net income	$318.1	$252.8	$281.7
Loss (income) from discontinued operations, net of tax	—	0.9	(5.5)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	61.2	47.2	31.6
Provision for government, class action, and related settlements	—	7.5	(1.7)
Depreciation and amortization	172.6	139.7	107.7
Amortization of debt-related items	13.8	14.3	12.7
Loss on early extinguishment of debt	7.4	22.4	13.2
Equity in net income of nonconsolidated affiliates	(9.8)	(8.7)	(10.7)
Distributions from nonconsolidated affiliates	8.5	7.7	12.6
Stock-based compensation	27.4	26.2	23.9
Deferred tax expense	132.9	127.1	97.4
Gain on consolidation of Fairlawn	—	—	(27.2)
Other, net	0.1	(0.6)	4.8
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	(127.5)	(134.1)	(91.6)
Prepaid expenses and other assets	(3.3)	(9.6)	6.5
Accounts payable	6.3	0.9	5.4
Accrued payroll	9.8	(18.1)	(4.9)
Other liabilities	11.8	13.8	(5.5)
Premium received on bond issuance	—	9.8	6.3
Premium paid on redemption of bonds	(5.8)	(13.7)	(10.6)
Windfall tax benefits from share-based compensation	(17.3)	—	—
Net cash used in operating activities of discontinued operations	(0.7)	(0.7)	(1.2)
Total adjustments	287.4	231.1	168.7
Net cash provided by operating activities	605.5	484.8	444.9
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(48.1)	(985.1)	(694.8)
Purchases of property and equipment	(177.7)	(128.4)	(170.9)
Additions to capitalized software costs	(25.2)	(28.1)	(17.0)
Proceeds from disposal of assets	23.9	4.0	0.2
Proceeds from sale of marketable securities	—	12.8	—
Purchases of restricted investments	(1.3)	(7.1)	(3.5)
Net change in restricted cash	(15.1)	2.7	6.8
Other, net	(1.6)	(1.1)	2.3
Net cash provided by investing activities of discontinued operations	0.1	0.5	—
Net cash used in investing activities	(245.0)	(1,129.8)	(876.9)

(Continued)

Table of Contents	HealthSouth Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2016	2015	2014
	(In Millions)
Cash flows from financing activities:
Principal borrowings on term loan facilities	—	250.0	450.0
Proceeds from bond issuance	—	1,400.0	175.0
Principal payments on debt, including pre-payments	(202.1)	(597.4)	(302.6)
Borrowings on revolving credit facility	335.0	540.0	440.0
Payments on revolving credit facility	(313.0)	(735.0)	(160.0)
Principal payments under capital lease obligations	(13.3)	(11.0)	(6.1)
Debt amendment and issuance costs	—	(31.9)	(6.5)
Repurchases of common stock, including fees and expenses	(65.6)	(45.3)	(43.1)
Dividends paid on common stock	(83.8)	(77.2)	(65.8)
Dividends paid on convertible perpetual preferred stock	—	(3.1)	(6.3)
Distributions paid to noncontrolling interests of consolidated affiliates	(64.9)	(54.4)	(54.1)
Windfall tax benefits from share-based compensation	17.3	—	—
Other, net	8.8	5.2	13.7
Net cash (used in) provided by financing activities	(381.6)	639.9	434.2
(Decrease) increase in cash and cash equivalents	(21.1)	(5.1)	2.2
Cash and cash equivalents at beginning of year	61.6	66.7	64.5
Cash and cash equivalents at end of year	$40.5	$61.6	$66.7

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(164.3)	$(121.4)	$(100.6)
Income tax refunds	1.4	7.4	1.3
Income tax payments	(33.3)	(16.8)	(17.7)

Supplemental schedule of noncash investing and financing activities:
Equity rollover from Encompass management	—	—	64.5
Preferred stock conversion	—	93.2	—

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
Organization and Description of Business—
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 35 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As a result of the December 31, 2014 acquisition of Encompass Home Health and Hospice (“Encompass”), management changed the way it manages and operates the consolidated reporting entity and modified the reports used by its chief operating decision maker to assess performance and allocate resources. These changes required us to revise our segment reporting from our historic presentation of only one reportable segment. We now manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See Note 18, Segment Reporting.
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
We eliminate all significant intercompany accounts and transactions from our financial results.
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
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2016	2015	2014
Medicare	75.2%	74.9%	74.1%
Medicare Advantage	7.9%	7.9%	7.4%
Managed care	9.8%	9.8%	11.2%
Medicaid	3.2%	3.0%	1.8%
Other third-party payors	1.4%	1.7%	1.8%
Workers' compensation	0.8%	0.9%	1.2%
Patients	0.5%	0.6%	1.0%
Other income	1.2%	1.2%	1.5%
Total	100.0%	100.0%	100.0%
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
Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2016	2015	2014
Medicare	73.3%	73.2%	73.9%
Medicare Advantage	7.7%	7.9%	7.5%
Managed care	11.2%	11.1%	11.3%
Medicaid	3.0%	2.5%	1.8%
Other third-party payors	1.8%	2.0%	1.8%
Workers’ compensation	1.0%	1.1%	1.2%
Patients	0.6%	0.7%	1.0%
Other income	1.4%	1.5%	1.5%
Total	100.0%	100.0%	100.0%
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
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2016 to review certain patient files for discharges occurring from 2010 to 2016. These RAC audits are post-payment reviews focused on identifying Medicare claims that may contain

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

improper payments. RAC contractors must have CMS approval before conducting these focused reviews ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2016, and not all of these patient file requests have resulted in payment denial determinations by the RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”) (see “Accounts Receivable and Allowance for Doubtful Accounts” below). Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of three years. In addition, because we have limited experience with RACs in the context of post-payment reviews of this nature, we cannot provide assurance as to the future success of these disputes. As such, we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. As the ultimate results of these audits impact our estimates of amounts determined to be due to HealthSouth under these reimbursement programs, our provision for claims that are part of this post-payment review process are recorded to Net operating revenues. During 2016, 2015, and 2014, our adjustment to Net operating revenues for post-payment claims that are part of this review process was not material.
Home Health and Hospice Revenues
The results of operations for our home health and hospice segment in 2014 included only the results of HealthSouth’s legacy hospital-based home health agencies. Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2016	2015	2014
Medicare	82.9%	83.7%	96.9%
Medicare Advantage	8.7%	7.7%	0.7%
Managed care	3.9%	3.0%	1.1%
Medicaid	4.3%	5.5%	—%
Other third-party payors	—%	—%	1.0%
Workers’ compensation	—%	—%	0.3%
Patients	0.1%	0.1%	—%
Other income	0.1%	—%	—%
Total	100.0%	100.0%	100.0%
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of December 31, 2016, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Reserves recorded for the outlier cap were not material as of December 31, 2016.
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
Hospice
Medicare revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Currently, we do not believe we are at risk for exceeding these caps and have not recorded a reserve for these caps as of December 31, 2016.
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

	As of December 31,
	2016	2015
Medicare	73.0%	70.5%
Managed care and other discount plans, including Medicare Advantage	18.5%	19.7%
Medicaid	2.7%	2.9%
Other third-party payors	3.3%	4.1%
Workers' compensation	1.6%	1.9%
Patients	0.9%	0.9%
Total	100.0%	100.0%
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

carrier has paid the amounts covered by the applicable agreement, but patient co-payment amounts remain outstanding. Changes in the economy, such as increased unemployment rates or periods of recession, can further exacerbate our ability to collect patient responsibility amounts.
For several years, under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of supporting documentation in patient medical files and have denied payment based on the assertion that the IRF admission lacked medical necessity, including one MACs denial of all claims under certain diagnosis codes. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 70% success rate. The resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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

Years
Buildings	10 to 30
Leasehold improvements	2 to 15
Vehicles	5
Furniture, fixtures, and equipment	2 to 10
Assets under capital lease obligations:
Real estate	15 to 25
Vehicles	3
Equipment	3 to 5
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
We assess qualitative factors related to our indefinite-lived intangible asset to determine whether it is necessary to perform the first step of the two-step quantitative impairment test. If, based on this qualitative assessment, we were to believe we must proceed to Step 1, we would determine the fair value of our indefinite-lived intangible asset using generally accepted valuation techniques including the relief-from-royalty method. This method is a form of the income approach in which value is equated to a series of cash flows and discounted at a risk-adjusted rate. It is based on a hypothetical royalty, calculated as a percentage of forecasted revenue, that we would otherwise be willing to pay to use the asset, assuming it were not already owned. This approach includes assumptions related to pricing and volume, as well as a royalty rate a hypothetical third party would be willing to pay for use of the asset. When making our royalty rate assumption, we consider rates paid in arms-length licensing transactions for assets comparable to our asset.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2016, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $7.5 million, $7.3 million, and $5.3 million in each of the years ended December 31, 2016, 2015, and 2014, respectively.
Professional Fees—Accounting, Tax, and Legal—
In 2016, 2015, and 2014, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments.
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
We have used the with-and-without method to determine when we will recognize excess tax benefits from stock-based compensation. Under this method in 2016, we recognized these excess tax benefits only after we fully realized the tax benefits of net operating losses.
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
Assets and Liabilities in and Results of Discontinued Operations—
Effective January 1, 2015, in connection with a new standard issued by the FASB, we changed our criteria for determining which disposals are presented as discontinued operations. Historically, any component that had been disposed of or was classified as held for sale qualified for discontinued operations reporting unless there was significant continuing involvement with the disposed component or continuing cash flows. In contrast, we now report the disposal of the component, or group of components, as discontinued operations only when it represents a strategic shift that has, or will have, a major effect on our operations and financial results. As a result, the sale or disposal of a single HealthSouth facility no longer qualifies as a discontinued operation. This accounting change was made prospectively. No new components were recognized as discontinued operations during 2015 or 2016.

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
We use the if-converted method to include our convertible senior subordinated notes in our computation of diluted earnings per share. All other potential dilutive shares, including warrants, are included in our weighted-average diluted share count using the treasury stock method.
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
Recent Accounting Pronouncements—
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 will be effective for our annual reporting period beginning on January 1, 2018, including interim periods within that year. Early adoption beginning on January 1, 2017 is permitted. ASC 606 may be applied retrospectively to each period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. We are currently assessing the impact this guidance may have on our consolidated financial statements by analyzing our current portfolio of third-party payor contracts, including a review of historical accounting policies and practices to identify potential differences in applying the new guidance. We are also evaluating the nature and amount of data available to us in assessing implementation of ASC 606. Under ASC 606, substantially all amounts that were previously presented as Provision for doubtful accounts will be considered an implicit price concession in determining Net operating revenues. Amounts considered to be doubtful accounts under ASC 606 will be presented as a component of Total operating expenses within the consolidated statements of operations. We expect to adopt ASC 606 retrospectively effective January 1, 2018.
In February 2015, the FASB issued ASU 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis,” which provided guidance on evaluating whether a reporting entity should consolidate certain legal entities.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Specifically, the amendments modified the evaluation of whether limited partnerships and similar legal entities are VIEs. Under this analysis, limited partnerships and other similar entities are considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. Further, the amendments eliminated the presumption that a general partner should consolidate a limited partnership under the voting interest model, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This standard was effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. We elected to adopt this guidance using the modified retrospective approach. Our adoption of this guidance resulted in certain limited partnership-like entities that were previously consolidated as voting interest entities to now be consolidated as VIEs, for which additional disclosures are required. Our adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations, or cash flows. See Note 3, Variable Interest Entities.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This revised standard requires the change in fair value of many equity investments to be recognized in net income. This revised standard is effective for our interim and annual periods beginning January 1, 2018. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we expect to recognize mark to market gains and losses associated with our available-for-sale equity securities through Net income instead of Accumulated other comprehensive income. We continue to review the requirements of this revised standard and any potential impact it may have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of future minimum lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. This standard will be effective for our annual reporting period beginning on January 1, 2019. Early adoption is permitted. In transition, we will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, we anticipate restating our consolidated financial statements for the two fiscal years prior to the year of adoption. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we expect that virtually all of our existing operating leases will be reflected as right of use assets and liabilities on our consolidated balance sheets under the new standard. We do not expect to early adopt this standard. See Note 6, Property and Equipment, for disclosure related to our operating leases.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This will require us to reclassify tax benefits in excess of compensation cost (“windfalls”) and tax deficiencies (“shortfalls”) to the extent of previous windfalls from Capital in excess of par value to Provision for income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. In addition, all income tax-related cash flows resulting from share-based windfall tax benefits are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. Finally, the standard clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. For HealthSouth, this guidance is effective for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. Early adoption was permitted, with any adjustments reflected as of the beginning of the fiscal year of adoption. Upon our adoption in the first quarter of 2017, the historical and future amount of cash flows resulting from share-based windfall benefits and cash payments made to taxing authorities on the employees’ behalf for

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

withheld shares will result in an increase to our historical and future Cash flows from operating activities and a decrease to Cash flows from financing activities.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for HealthSouth for the annual period beginning January 1, 2020, including interim periods within that reporting period. Early adoption is permitted for HealthSouth beginning January 1, 2019. We continue to review the requirements of this standard and any potential impact it may have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and is effective for HealthSouth for the annual reporting period beginning January, 1 2018, including interim periods within that reporting period. Early adoption is permitted. We continue to review the requirements of this standard and any potential impact it may have on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance requires retrospective application and is effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. We continue to review the requirements of this revised standard and any potential impact it may have on our consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Business Combinations:
2016 Acquisitions
Inpatient Rehabilitation
During 2016, we completed the following inpatient rehabilitation hospital acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas. Each acquisition was funded through a contribution to the respective consolidated joint venture.

•
In February 2016, we acquired 50% of the inpatient rehabilitation hospital at CHI St. Vincent Hot Springs (“Hot Springs”), a 20-bed inpatient rehabilitation hospital in Hot Springs, Arkansas, through a joint venture with St. Vincent Community Health Services, Inc.

•
In August 2016, we acquired 50% of the inpatient rehabilitation hospital at St. Joseph Regional Health Center (“Bryan”), a 19-bed inpatient rehabilitation hospital in Bryan, Texas, through a joint venture with St. Joseph Health System.

•
In August 2016, we also acquired 51% of the inpatient rehabilitation hospital at The Bernsen Rehabilitation Center at St. John (“Broken Arrow”), a 24-bed inpatient rehabilitation hospital in Broken Arrow, Oklahoma, through a joint venture with St. John Health System.

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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$5.3
Identifiable intangible assets:
Noncompete agreements (useful lives of 1 to 3 years)	0.4
Trade names (useful lives of 20 years)	1.0
Goodwill	9.4
Total assets acquired	$16.1
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during 2016 is as follows (in millions):

Fair value of assets acquired	$6.7
Goodwill	9.4
Fair value of noncontrolling interest owned by joint venture partner	(16.1)
Net cash paid for acquisition	$—
See also Note 8, Investments in and Advances to Nonconsolidated Affiliates
Home Health and Hospice
During 2016, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In May, 2016, we acquired Home Health Agency of Georgia, LLC (“Camellia”), a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area.

•	In July 2016, we acquired Advantage Health Inc. (“Advantage”), a home health provider with one location in Yuma, Arizona.

•	In September, 2016, we acquired three hospice agencies from Sotto International, Inc. (“Serenity”) located in Texarkana, Arkansas, Magnolia, Arkansas, and Texarkana, Texas.

•	In October 2016, we acquired two home health agencies from Summit Home Health Care, Inc. (“Summit”) located in Cheyenne, Wyoming and Laramie, Wyoming.

•	In October 2016, we also acquired LightHouse Health Care, Inc. (“LightHouse”), a home health provider with one location in Springfield, Virginia.

•	In November 2016, we acquired Gulf City Home Care, Inc. (“Gulf City”), a home health provider with one location in Sarasota, Florida.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

•	In November 2016, we also acquired Honor Hospice, LLC (“Honor”), a hospice provider with one location in Wheat Ridge, Colorado.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	$1.1
Trade names (useful lives of 1 year)	0.7
Certificate of needs (useful lives of 10 years)	1.9
Licenses (useful lives of 10 years)	3.4
Goodwill	41.4
Total assets acquired	48.5
Total liabilities assumed	(0.4)
Net assets acquired	$48.1
Information regarding the net cash paid for home health and hospice acquisitions during 2016 is as follows (in millions):

Fair value of assets acquired	$7.1
Goodwill	41.4
Fair value of liabilities assumed	(0.4)
Net cash paid for acquisitions	$48.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned inpatient rehabilitation hospitals and home health and hospice agencies from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2015 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to December 31, 2016*	$27.4	$(2.2)
Combined entity: Supplemental pro forma from 1/01/2016-12/31/2016 (unaudited)	3,745.6	252.2
Combined entity: Supplemental pro forma from 1/01/2015-12/31/2015 (unaudited)	3,217.1	187.3

*	Hot Springs - includes operating results from February 1, 2016 through December 31, 2016
Camellia - includes operating results from May 1, 2016 through December 31, 2016
Advantage - includes operating results from July 1, 2016 through December 31, 2016
Bryan - includes operating results from August 1, 2016 through December 31, 2016
Broken Arrow - includes operating results from August 1, 2016 through December 31, 2016
Serenity - includes operating results from September 1, 2016 through December 31, 2016
Summit - includes operating results from October 1, 2016 through December 31, 2016
LightHouse - includes operating results from October 1, 2016 through December 31, 2016
Gulf City - includes operating results from November 1, 2016 through December 31, 2016
Honor - includes operating results from November 1, 2016 through December 31, 2016
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2015 reporting period.
2015 Acquisitions
Inpatient Rehabilitation
Reliant Acquisition
In October 2015, we completed the previously announced acquisition of the operations of Reliant Hospital Partners, LLC and affiliated entities (“Reliant”). Reliant operates a portfolio of 11 inpatient rehabilitation hospitals in Texas, Massachusetts, and Ohio with a total of 902 beds. All of the Reliant hospitals are leased, and seven of the leases are treated as capital leases for accounting purposes. We assumed all of these lease obligations. The amount of the capital lease obligation initially recognized on our balance sheet was approximately $210 million. At closing, one Reliant hospital entity had a remaining minority limited partner interest of 0.5%. The cash purchase price was reduced by the estimated fair value of this interest. We funded the cash purchase price in the acquisition with proceeds from our August and September 2015 senior notes issuances and borrowings under our senior secured credit facility. See Note 9, Long-term Debt.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date for Reliant were as follows (in millions):

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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other inpatient rehabilitation transactions completed in 2015 were as follows (in millions):

Total current assets	$10.1
Property and equipment	42.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.1
Trade names (useful lives of 20 years)	0.8
Certificates of need (useful lives of 20 years)	8.8
Licenses (useful lives of 20 years)	0.2
Goodwill	0.7
Total assets acquired	63.4
Total liabilities assumed	(2.7)
Net assets acquired	$60.7
Information regarding the net cash paid for other inpatient rehabilitation acquisitions during 2015 is as follows (in millions):

Fair value of assets acquired	$62.8
Goodwill	0.7
Fair value of liabilities assumed	(2.7)
Fair value of noncontrolling interest owned by joint venture partner	(4.2)
Net cash paid for acquisitions	$56.6
See also Note 8, Investments in and Advances to Nonconsolidated Affiliates.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Home Health and Hospice
CareSouth Acquisition
In November 2015, Encompass, a subsidiary of HealthSouth, completed its previously announced acquisition of the home health agency operations of CareSouth Health System, Inc. (“CareSouth”). CareSouth operates a portfolio of 44 home health agencies and 3 hospice agencies in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. In addition, two of these home health agencies operate as joint ventures which we account for using the equity method of accounting. We funded the cash purchase price in the acquisition with our term loan facility capacity and cash on hand. See Note 9, Long-term Debt.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition date for CareSouth were as follows (in millions):

Cash and cash equivalents	$0.4
Accounts receivable	10.5
Prepaid expenses and other current assets	2.0
Property and equipment	0.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 3 years)	0.8
Trade name (useful life of 5 years)	2.8
Certificates of need (useful lives of 10 years)	15.6
Licenses (useful lives of 10 years)	13.0
Internal-use software	0.4
Goodwill	143.3
Investment in nonconsolidated subsidiaries	2.2
Total assets acquired	191.7
Liabilities assumed:
Current portion of long-term debt	0.1
Accounts payable	2.7
Accrued payroll	2.4
Other current liabilities	2.8
Long-term debt, net of current portion	0.2
Deferred tax liabilties	9.5
Total liabilities assumed	17.7
Noncontrolling interests	4.3
Net assets acquired	$169.7
Information regarding the net cash paid for the acquisition of CareSouth is as follows (in millions):

Fair value of assets acquired, net of $0.4 million of cash acquired	$48.0
Goodwill	143.3
Fair value of liabilities assumed	(17.7)
Fair value of noncontrolling interest owned by joint venture partner	(4.3)
Net cash paid for acquisitions	$169.3
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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other home health and hospice transactions completed in 2015 were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 5 years)	1.3
Trade names (useful lives of 1 year)	0.5
Certificates of need (useful lives of 10 years)	4.9
Licenses (useful lives of 10 years)	3.6
Goodwill	20.3
Total assets acquired	30.7
Total liabilities assumed	(0.2)
Net assets acquired	$30.5
Information regarding the net cash paid for the other home health and hospice acquisitions during 2015 is as follows (in millions):

Fair value of assets acquired	$10.4
Goodwill	20.3
Fair value of liabilities assumed	(0.2)
Net cash paid for acquisitions	$30.5

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

2015 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2014 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to December 31, 2015:*
Reliant	$63.7	$11.2
All Other Inpatient	54.7	1.7
CareSouth	19.2	2.5
All Other Home Health and Hospice	17.8	1.2
Combined entity: Supplemental pro forma from 1/01/2015-12/31/2015 (unaudited)	3,479.9	234.0
Combined entity: Supplemental pro forma from 1/01/2014-12/31/2014 (unaudited)	2,851.0	276.9

*	Memorial - includes operating results from April 1, 2015 through December 31, 2015
Cardinal Hill - includes operating results from May 1, 2015 through December 31, 2015
Integrity - includes operating results from March 3, 2015 through December 31, 2015
Harvey - includes operating results from April 15, 2015 through December 31, 2015
Heritage - includes operating results from May 1, 2015 through December 31, 2015
Alliance - includes operating results from June 4, 2015 through December 31, 2015
Southern Utah - includes operating results from July 1, 2015 through December 31, 2015
ORS - includes operating results from July 13, 2015 through December 31, 2015
Reliant - includes operating results from October 1, 2015 through December 31, 2015
CareSouth - includes operating results from November 2, 2015 through December 31, 2015
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2014 reporting period. For the Reliant and CareSouth acquisitions, the unaudited pro forma information above includes adjustments for: (1) acquisition costs; (2) amortization of incremental identifiable intangible assets; (3) management fees paid to their former equity holders; (4) interest on debt incurred to fund the acquisitions (see Note 9, Long-term Debt); (5) income taxes using a rate of 40%; and (6) noncontrolling interests.
2014 Acquisitions
Encompass Acquisition
On December 31, 2014, we completed the acquisition of EHHI and its Encompass Home Health and Hospice business. On the acquisition date, Encompass provided home health and hospice services out of 135 locations across 12 states. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to HealthSouth Home Health Holdings, Inc. (“Holdings”), a subsidiary of HealthSouth and now indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers, who are members of Encompass management, including April Anthony, the Chief Executive Officer of Encompass, contributed a portion of their shares of common stock of EHHI, valued at approximately $64.5 million, in exchange for shares of common stock of Holdings. As a result of that contribution, they hold approximately 16.7% of the outstanding common stock of Holdings, while HealthSouth owns the remainder. In addition, Ms. Anthony and certain other employees of Encompass entered into amended and restated employment agreements, each agreement having an initial term of three years. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. See Note 9, Long-term Debt.

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
See also Note 11, Redeemable Noncontrolling Interests.
Other Acquisitions
In June 2014, using cash on hand, we acquired an additional 30% equity interest from UMass Memorial Health Care, our joint venture partner in Fairlawn Rehabilitation Hospital (“Fairlawn”) in Worcester, Massachusetts. This transaction increased our ownership interest from 50% to 80% and resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $34.0 million, and we recorded a $27 million gain as part of Other income during 2014. The Fairlawn transaction was made to increase our ownership in a profitable hospital and continue to grow our core business by consolidating its operations. None of the goodwill resulting from this transaction is deductible for federal income tax purposes. See also Note 15, Income Taxes.
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

The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other acquisitions completed in 2014 were as follows (in millions):

Total current assets	$12.1
Property and equipment, net	36.9
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.4
Trade names (useful lives of 20 years)	2.9
Certificates of need (useful lives of 20 years)	10.8
Licenses (useful lives of 20 years)	2.1
Goodwill	34.6
Total assets acquired	99.8
Total current liabilities assumed	(7.8)
Total long-term liabilities assumed	(13.4)
Net assets acquired	$78.6
Information regarding the net cash paid for all other acquisitions during 2014 is as follows (in millions):

Fair value of assets acquired, net of $5.1 million of cash acquired in 2014	$60.1
Goodwill	34.6
Fair value of liabilities assumed	(21.2)
Fair value of noncontrolling interest owned by joint venture partner	(18.3)
Fair value of equity interest prior to acquisition	(35.0)
Net cash paid for acquisitions	$20.2
See also Note 8, Investments in and Advances to Nonconsolidated Affiliates.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

incurred to fund the acquisition (see Note 9, Long-term Debt); (5) income taxes using a rate of 40%; and (6) noncontrolling interests.

3.	Variable Interest Entities:
As of December 31, 2016, we consolidated ten limited partnership-like entities that are VIEs and of which we are the primary beneficiary. All ten of these entities were also consolidated as of December 31, 2015. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1.6
Restricted cash	3.8
Accounts receivable, net of allowance for doubtful accounts	30.8
Other current assets	2.0
Total current assets	38.2
Property and equipment, net	140.0
Goodwill	73.5
Intangible assets, net	9.6
Deferred income tax assets	0.6
Other long-term assets	0.4
Total assets	$262.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.5
Accounts payable	6.8
Accrued payroll	6.6
Accrued interest payable	0.2
Other current liabilities	5.4
Total current liabilities	20.5
Long-term debt, net of current portion	29.8
Total liabilities	$50.3

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

4.	Cash and Marketable Securities:
The components of our investments as of December 31, 2016 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$40.5	$60.9	$—	$101.4
Equity securities	—	—	57.7	57.7
Total	$40.5	$60.9	$57.7	$159.1
The components of our investments as of December 31, 2015 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$61.6	$45.9	$—	$107.5
Equity securities	—	—	56.2	56.2
Total	$61.6	$45.9	$56.2	$163.7
Restricted Cash—
As of December 31, 2016 and 2015, Restricted cash consisted of the following (in millions):

	As of December 31,
	2016	2015
Affiliate cash	$22.9	$20.3
Self-insured captive funds	38.0	25.6
Total restricted cash	$60.9	$45.9
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
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2016 and 2015, all restricted cash was current.
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion HealthSouth’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2016 and 2015, $33.5 million and $40.1 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

A summary of our restricted marketable securities as of December 31, 2016 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$59.6	$0.2	$(2.1)	$57.7
A summary of our restricted marketable securities as of December 31, 2015 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$58.3	$0.3	$(2.4)	$56.2
Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2016, 2015, and 2014, we did not record any impairment charges related to our restricted marketable securities.
Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Proceeds from sales of restricted available-for-sale securities	$—	$—	$—
Proceeds from sales of nonrestricted available-for-sale securities	$—	$12.8	$2.7
Gross realized gains	$—	$1.2	$0.5
Gross realized losses	$—	$—	$(0.1)
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

5.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2016	2015
Current:
Patient accounts receivable, net of allowance for doubtful accounts of $53.9 million in 2016; $39.3 million in 2015	$432.0	$403.3
Other accounts receivable	11.8	7.2
	443.8	410.5
Noncurrent patient accounts receivable, net of allowance for doubtful accounts of $49.5 million in 2016; $32.3 million in 2015	125.9	96.6
Accounts receivable, net	$569.7	$507.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Because the resolution of claims that are part of Medicare audit programs can take in excess of three years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent. Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheet.
At December 31, 2016 and 2015, our allowance for doubtful accounts represented approximately 15.6% and 12.5%, respectively, of the total patient due accounts receivable balance.
The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2016	$71.6	$61.2	$(29.4)	$103.4
2015	$43.0	$47.2	$(18.6)	$71.6
2014	$33.1	$31.6	$(21.7)	$43.0

6.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2016	2015
Land	$125.3	$113.3
Buildings	1,601.4	1,521.1
Leasehold improvements	115.2	96.2
Vehicles	11.8	10.0
Furniture, fixtures, and equipment	425.3	392.7
	2,279.0	2,133.3
Less: Accumulated depreciation and amortization	(982.4)	(874.3)
	1,296.6	1,259.0
Construction in progress	95.2	51.1
Property and equipment, net	$1,391.8	$1,310.1
As of December 31, 2016, approximately 74% of our consolidated Property and equipment, net held by HealthSouth Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 9, Long-term Debt, and Note 20, Condensed Consolidating Financial Information.
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new corporate headquarters in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new corporate headquarters and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new corporate headquarters during the construction period. Construction commenced in the second quarter of 2016. Accordingly, we increased Property and equipment, net by $20.3 million, based on the construction costs incurred to date by the Developer, and recorded a corresponding noncurrent financing obligation liability of $20.3 million in Long-term debt, net of current portion within our condensed consolidated balance sheet as of December 31, 2016. The total financing obligation associated with the Developer’s costs to construct the new corporate headquarters is estimated at $56 million. The amounts recorded for construction costs and the corresponding liability are non-cash activities for purposes of our condensed consolidated statement of cash flows. See Note 9, Long-term Debt.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2016	2015
Fully depreciated assets	$289.7	$252.4
Assets under capital lease obligations:
Buildings	$331.0	$333.9
Vehicles	8.6	6.5
Equipment	0.3	0.3
	339.9	340.7
Less: Accumulated amortization	(83.5)	(66.6)
Assets under capital lease obligations, net	$256.4	$274.1
The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Depreciation expense	$102.3	$91.0	$79.9
Amortization expense	$21.8	$12.7	$7.5
Interest capitalized	$2.0	$1.3	$1.5
Rent expense:
Minimum rent payments	$62.6	$48.8	$37.3
Contingent and other rents	29.4	21.6	18.2
Other	4.0	3.8	3.9
Total rent expense	$96.0	$74.2	$59.4
Leases—
We lease certain land, buildings, and equipment under noncancelable operating leases generally expiring at various dates through 2028. We also lease certain buildings and equipment under capital leases generally expiring at various dates through 2037. Operating leases generally have 1- to 15-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred.
Some facilities are subleased to other parties. Rental income from subleases approximated $4.1 million, $5.0 million, and $5.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $4.1 million as of December 31, 2016.
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

	As of December 31,
	2016	2015
Straight-line rental accrual	$11.8	$12.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Future minimum lease payments at December 31, 2016, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2017	$62.5	$34.7	$97.2
2018	56.9	34.9	91.8
2019	51.4	31.0	82.4
2020	42.6	27.8	70.4
2021	32.8	28.4	61.2
2022 and thereafter	173.8	356.5	530.3
	$420.0	513.3	$933.3
Less: Interest portion		(234.0)
Obligations under capital leases		$279.3
In addition to the above, and as discussed in Note 9, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next five years and $5.7 million thereafter.

7.	Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2016, 2015, and 2014 (in millions):

	Inpatient Rehabilitation	Home Health and Hospice	Consolidated
Goodwill as of December 31, 2013	$456.9	$—	$456.9
Acquisitions	0.6	592.5	593.1
Consolidation of joint venture formerly accounted for under the equity method of accounting	34.0	—	34.0
Goodwill as of December 31, 2014	491.5	592.5	1,084.0
Acquisitions	641.6	164.5	806.1
Goodwill as of December 31, 2015	1,133.1	757.0	1,890.1
Acquisitions	8.9	42.5	51.4
Divestiture of pediatric home health services	—	(14.3)	(14.3)
Goodwill as of December 31, 2016	$1,142.0	$785.2	$1,927.2
Goodwill increased in 2014 as a result of our consolidation of Fairlawn and the remeasurement of our previously held equity interest at fair value and our acquisitions of Encompass and Quillen. Goodwill increased in 2015 as a result of our acquisitions of Reliant, CareSouth, and other inpatient and home health and hospice operations. Goodwill increased in 2016 as a result of our acquisitions of inpatient and home health and hospice operations offset by the divestiture of our pediatric home health assets to Thrive Skilled Pediatric Care in November 2016 for approximately $21 million. We recorded a $3.3 million gain as part of Other operating expenses in our consolidated statements of operations during the year ended December 31, 2016. See Note 2, Business Combinations and Note 11, Redeemable Noncontrolling Interests.
We performed impairment reviews as of October 1, 2016, 2015, and 2014 and concluded no Goodwill impairment existed. As of December 31, 2016, we had no accumulated impairment losses related to Goodwill.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2016	$98.6	$(12.9)	$85.7
2015	93.9	(6.9)	87.0
Licenses:
2016	$142.0	$(62.1)	$79.9
2015	138.9	(53.7)	85.2
Noncompete agreements:
2016	$62.2	$(47.3)	$14.9
2015	58.0	(37.0)	21.0
Trade name - Encompass:
2016	$135.2	$—	$135.2
2015	135.2	—	135.2
Trade names - all other:
2016	$34.6	$(13.9)	$20.7
2015	32.9	(11.5)	21.4
Internal-use software:
2016	$181.4	$(110.2)	$71.2
2015	155.7	(90.5)	65.2
Market access assets:
2016	$13.2	$(9.5)	$3.7
2015	13.2	(8.8)	4.4
Total intangible assets:
2016	$667.2	$(255.9)	$411.3
2015	627.8	(208.4)	419.4
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Amortization expense	$48.5	$36.0	$20.3
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2017	$45.6
2018	36.2
2019	31.5
2020	26.6
2021	22.9

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

8.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2016 represents our investment in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2016	2015
Equity method investments:
Capital contributions	$0.9	$0.9
Cumulative share of income	97.8	88.0
Cumulative share of distributions	(86.0)	(77.5)
	12.7	11.4
Cost method investments:
Capital contributions, net of distributions and impairments	0.3	0.3
Total investments in and advances to nonconsolidated affiliates	$13.0	$11.7
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2016	2015
Assets—
Current	$13.1	$7.8
Noncurrent	19.2	20.5
Total assets	$32.3	$28.3
Liabilities and equity—
Current liabilities	$2.7	$1.4
Noncurrent liabilities	0.2	0.1
Partners’ capital and shareholders’ equity—
HealthSouth	12.7	11.4
Outside partners	16.7	15.4
Total liabilities and equity	$32.3	$28.3

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Net operating revenues	$44.8	$36.5	$50.2
Operating expenses	(24.3)	(16.9)	(25.9)
Income from continuing operations, net of tax	20.5	18.9	30.9
Net income	20.5	18.9	30.9
See Note 2, Business Combinations.

9.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2016	2015
Credit Agreement—
Advances under revolving credit facility	$152.0	$130.0
Term loan facilities	421.2	443.3
Bonds payable—
7.75% Senior Notes due 2022	—	174.3
5.125% Senior Notes due 2023	295.3	294.6
5.75% Senior Notes due 2024	1,193.2	1,192.6
5.75% Senior Notes due 2025	343.9	343.4
2.00% Convertible Senior Subordinated Notes due 2043	275.7	265.9
Other notes payable	55.8	39.2
Capital lease obligations	279.3	288.2
	3,016.4	3,171.5
Less: Current portion	(37.1)	(36.8)
Long-term debt, net of current portion	$2,979.3	$3,134.7
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2017	$37.1	$37.1
2018	38.1	38.1
2019	39.7	39.6
2020	836.2	790.7
2021	10.7	10.7
Thereafter	2,117.9	2,100.2
Total	$3,079.7	$3,016.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

As a result of the 2016, 2015, and 2014 redemptions discussed below, we recorded a $7.4 million, $22.4 million, and $13.2 million Loss on early extinguishment of debt in 2016, 2015, and 2014, respectively.
Senior Secured Credit Agreement—
Credit Agreement
In June and July 2015, we amended our existing credit agreement, previously amended on December 23, 2014 (the “Credit Agreement”). The Credit Agreement provided for $500 million of term loan commitments and a $600 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in July 2020. Outstanding term loan borrowings are payable in equal consecutive quarterly installments, commencing on March 31, 2016, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2015, with the remainder due at maturity. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facilities.
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
The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that change over time. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the Credit Agreement and (2) our senior secured leverage ratio, as defined in the Credit Agreement, does not exceed 1.75x. In the event the senior secured leverage ratio exceeds 1.75x, these payments are subject to a limit of $200 million plus an amount equal to a portion of available excess cash flows each fiscal year. Our obligations under the Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The maximum leverage ratio in the financial covenants is 4.50x through June 2017 and 4.25x from then until maturity.
As of December 31, 2016 and 2015, $152 million and $130 million were drawn under the revolving credit facility with an interest rate of 2.7% and 2.3%, respectively. Amounts drawn as of December 31, 2016 and 2015 exclude $33.3 million and $34.2 million, respectively, utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. In December 2014, we drew $375 million under our term loan facilities and $325 million under our revolving credit facility to fund the acquisition of Encompass. In September 2015, we borrowed $125 million of the term loan facilities, the proceeds of which were used to fund a portion of the Reliant acquisition. In October 2015, we utilized the remaining $125 million of term loan facility capacity to finance a portion of the CareSouth acquisition. Currently, there are no undrawn term loan commitments under the Credit Agreement. See Note 2, Business Combinations.
2014 Credit Agreement
In September and December 2014, we amended our existing credit agreement, previously amended on June 11, 2013 (the “2014 Credit Agreement”). The 2014 Credit Agreement provided for $450 million of term loan commitments and a $600 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which would have matured in September 2019. Outstanding term loan borrowings were payable in equal consecutive quarterly installments, commencing on March 31, 2015, of 1.25% of the aggregate principal amount of the term loans outstanding as of March 31, 2015 with the remainder due at maturity. The 2014 Credit Agreement contained the same affirmative and negative covenants and default and acceleration provisions as the Credit Agreement, except for the maximum leverage ratio was 4.25x.
Bonds Payable—
Nonconvertible Notes
The Company’s 2020 Notes, 2022 Notes, 2023 Notes, 2024 Notes, and 2025 Notes (collectively, the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
2018 and 2022 Notes
In October 2010, we completed a public offering of $525.0 million aggregate principal amount of senior notes, which included $275.0 million of our 7.25% Senior Notes due 2018 (“the 2018 Notes”) at par and $250.0 million of our 7.75% Senior Notes due 2022 (“the 2022 Notes”) at par (collectively, the “2018 and 2022 Senior Notes”). We used the net proceeds from the initial offering of the 2018 and 2022 Senior Notes to repay amounts outstanding under the term loan facility of our former credit agreement dated March 2006.
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
In October 2012, $64.5 million of the net proceeds from our public offering of the 5.75% Senior Notes due 2024 (“the 2024 Notes”) were used to redeem $33.5 million of the outstanding principal amount of our existing 2018 Notes and $31.0 million of the outstanding principal amount of our existing 2022 Notes. This optional redemption was at a price of 103%, which resulted in an additional cash outlay of $1.9 million from the net proceeds.
In November 2013, we redeemed $30.2 million and $27.9 million of the outstanding principal amount of our existing 2018 Notes and our existing 2022 Notes, respectively. Pursuant to the terms of these senior notes, this optional redemption was at a price of 103%, which resulted in a total cash outlay of approximately $60 million to retire the $58.1 million in principal. We used a combination of cash on hand and availability under our revolving credit facility for this redemption.
In October 2014, we redeemed the remaining $271.4 million outstanding principal amount of our 2018 Notes. Pursuant to the terms of the 2018 Notes, this optional redemption was made at a price of 103.625%, which resulted in a total cash outlay of approximately $281 million to retire the $271.4 million in principal. We used the net proceeds from the $175 million September offering of our existing 2024 Notes discussed below, a $75 million draw under our term loan facilities, and cash on hand for this redemption. The 2018 Notes would have matured on October 1, 2018. Inclusive of premiums and financing costs, the effective interest rate on the 2018 Notes was 7.5%. Interest was payable semiannually in arrears on April 1 and October 1 of each year.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

In December 2014, we redeemed $25.1 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption was at a price of 103%, which resulted in a total cash outlay of approximately $26 million to retire the $25.1 million in principal. We used cash on hand for this redemption.
In November 2015, we redeemed $50.0 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. We used borrowings under our revolving credit facility to fund the redemption.
In March and May 2016, we redeemed $50.0 million of the outstanding principal amount of our existing 2022 Notes. Pursuant to the terms of the 2022 Notes, these optional redemptions were made at a price of 103.875%, which resulted in a total cash outlay of approximately $104 million. We used cash on hand and capacity under our revolving credit facility to fund these redemptions.
In September 2016, we redeemed the remaining outstanding principal amount of $76 million of the existing 2022 Notes. Pursuant to the terms of these notes, these optional redemptions were made at a price of 102.583%, which resulted in a total cash outlay of approximately $78 million. We used cash on hand and capacity under our revolving credit facility to fund this redemption. The 2022 Notes would have matured on September 15, 2022. Inclusive of premiums and financing costs, the effective interest rate on the 2022 Notes was 7.9%. Interest was payable semiannually in arrears on March 15 and September 15 of each year.
2023 Notes
In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 (“the 2023 Notes”) at par, which resulted in approximately $295 million in net proceeds from the public offering. We used the net proceeds from this offering along with cash on hand to redeem all of our senior notes due 2020 outstanding at that time. Pursuant to the terms of these senior notes due 2020, this redemption was made at a price of 104.063%, which resulted in a total cash outlay of approximately $302 million to retire the $290 million in principal. The 2023 Notes mature on March 15, 2023 and bear interest at a per annum rate of 5.125%. Inclusive of financing costs, the effective interest rate on the 2023 Notes is 5.4%. Interest on the 2023 Notes is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2015.
We may redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018 at the redemption prices set forth below:

Period	Redemption Price*
2018	103.844%
2019	102.563%
2020	101.281%
2021 and thereafter	100.000%
* Expressed in percentage of principal amount
2024 Notes
In September 2012, we completed a public offering of $275 million aggregate principal amount of the 2024 Notes at par. Net proceeds from this offering were approximately $270 million. We used $195 million of the net proceeds to repay the amounts outstanding under our revolving credit facility. Additionally, in October 2012, $64.5 million of the net proceeds were used to redeem a portion of our 2018 and 2022 Senior Notes.
In September 2014, we issued an additional $175 million of the 2024 Notes at a price of 103.625% of the principal amount, which resulted in approximately $182 million in net proceeds from the public offering. We used the net proceeds to redeem the 2018 Notes, as discussed above.
In January 2015, we issued an additional $400 million of the 2024 Notes at a price of 102% of the principal amount, which resulted in approximately $406 million in net proceeds from the public offering. We used $250 million of the net

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
The 2024 Notes mature on November 1, 2024 and bear interest at a per annum rate of 5.75%. Inclusive of premiums and financing costs, the effective interest rate on the 2024 Notes is 5.8%. Interest is payable semiannually in arrears on May 1 and November 1 of each year.
We may redeem the 2024 Notes, in whole or in part, at any time on or after November 1, 2017, at the redemption prices set forth below:

Period	Redemption Price*
2017	102.875%
2018	101.917%
2019	100.958%
2020 and thereafter	100.000%
* Expressed in percentage of principal amount
2025 Notes
In September 2015, we issued $350 million of 5.75% Senior Notes due 2025 (“the 2025 Notes”) at par, which resulted in approximately $344 million in net proceeds from the private offering. We used the net proceeds from this borrowing to fund a portion of the Reliant acquisition. The 2025 Notes mature on September 15, 2025 and bear interest at a per annum rate of 5.75%. Inclusive of financing costs, the effective interest rate on the 2025 Notes is 6.0%. Interest on the 2025 Notes is payable semiannually in arrears on March 15 and September 15, beginning on March 15, 2016.
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
The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the Convertible Notes, except in instances when such adjustments are deemed de minimis. The current conversion price of the Convertible Notes is $37.16, and the current conversion rate is 26.9106 for each $1,000 principal amount of the Convertible Notes.
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

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2016	2015	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$48.2	$28.0	7.5% to 11.2%
Acquisition of an inpatient rehabilitation unit	—	1.3	7.8%
Construction of a new hospital	7.4	9.6	LIBOR + 2.5%; 3.1% and 2.7% as of December 31, 2016 and 2015, respectively
Other	0.2	0.3	6.8%
Other notes payable	$55.8	$39.2
See also Note 6, Property and Equipment.
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
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund our first layer of insurance coverage up to approximately $28 million for annual aggregate losses associated with general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table presents the changes in our self-insurance reserves for the years ended December 31, 2016, 2015, and 2014 (in millions):

	2016	2015	2014
Balance at beginning of period, gross	$142.1	$134.3	$140.3
Less: Reinsurance receivables	(26.6)	(26.0)	(32.6)
Balance at beginning of period, net	115.5	108.3	107.7
Increase for the provision of current year claims	43.5	37.1	34.7
Decrease for the provision of prior year claims	(0.1)	(4.6)	(3.5)
Expenses related to discontinued operations	(0.4)	(0.5)	(0.3)
Payments related to current year claims	(5.0)	(4.7)	(4.4)
Payments related to prior year claims	(23.5)	(22.5)	(25.9)
Acquisitions	—	2.4	—
Balance at end of period, net	130.0	115.5	108.3
Add: Reinsurance receivables	41.4	26.6	26.0
Balance at end of period, gross	$171.4	$142.1	$134.3
As of December 31, 2016 and 2015, $61.0 million and $40.5 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,000 and 1,100 individual claims at December 31, 2016 and 2015, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

11.	Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Balance at beginning of period	$121.1	$84.7	$13.5
Acquisition of Encompass	—	—	64.5
Net income attributable to noncontrolling interests	14.1	13.8	6.6
Distributions	(7.8)	(7.3)	(8.5)
Contribution to joint venture	—	—	4.3
Change in fair value	10.9	29.9	4.3
Balance at end of period	$138.3	$121.1	$84.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

	For the Year Ended December 31,
	2016	2015	2014
Net income attributable to nonredeemable noncontrolling interests	$56.4	$55.9	$53.1
Net income attributable to redeemable noncontrolling interests	14.1	13.8	6.6
Net income attributable to noncontrolling interests	$70.5	$69.7	$59.7
See also Note 2, Business Combinations.

12.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2016	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$24.2	$—	$24.2	$—	M
Other long-term assets:
Restricted marketable securities	33.5	—	33.5	—	M
Redeemable noncontrolling interests	138.3	—	—	138.3	I
As of December 31, 2015
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$16.1	$—	$16.1	$—	M
Other long-term assets:
Restricted marketable securities	40.1	—	40.1	—	M
Redeemable noncontrolling interests	121.1	—	—	121.1	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the years ended December 31, 2016 and 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$152.0	$152.0	$130.0	$130.0
Term loan facilities	421.2	422.5	443.3	445.0
7.75% Senior Notes due 2022	—	—	174.3	183.7
5.125% Senior Notes due 2023	295.3	297.8	294.6	288.0
5.75% Senior Notes due 2024	1,193.2	1,216.6	1,192.6	1,146.0
5.75% Senior Notes due 2025	343.9	349.6	343.4	332.5
2.00% Convertible Senior Subordinated Notes due 2043	275.7	382.6	265.9	345.0
Other notes payable	55.8	55.8	39.2	39.2
Financial commitments:
Letters of credit	—	33.3	—	34.2
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”

13.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options, SARs, and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. Excluding SARs issued in 2014, all employee stock-based compensation awarded between January 1, 2014 and May 8, 2016 was issued under the Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”), a stockholder-approved plan that reserved and provided for the grant of up to nine million shares of common stock. This plan allowed the grants of nonqualified stock options, incentive stock options, restricted stock, SARs, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards. No additional stock-based compensation will be issued from the 2008 Plan.
In May 2016, our stockholders approved the 2016 Omnibus Performance Incentive Plan, which reserves and provides for the grant of up to 14,000,000 shares of common stock. All employee stock-based compensation awarded after May 8, 2016 was issued under this plan. This plan allows for the same types of equity grants as the 2008 Plan.
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

The fair values of the options granted during the years ended December 31, 2016, 2015, and 2014 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2016	2015	2014
Expected volatility	37.2%	39.5%	40.3%
Risk-free interest rate	1.6%	1.9%	2.2%
Expected life (years)	7.5	7.7	7.2
Dividend yield	2.1%	2.1%	2.1%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. In 2016, 2015, and 2014, we estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2016, 2015, and 2014 was $11.55, $15.11, and $11.41, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2015	2,056	$21.37
Granted	186	36.15
Exercised	(563)	23.14
Forfeitures	(102)	37.22
Expirations	(2)	24.72
Outstanding, December 31, 2016	1,575	21.45	4.3	$31.3
Exercisable, December 31, 2016	1,442	19.94	3.9	30.8
We recognized approximately $1.6 million, $1.6 million, and $1.9 million of compensation expense related to our stock options for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $1.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 26 months. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was $9.1 million, $4.2 million, and $2.4 million, respectively.
Stock Appreciation Rights—
In conjunction with the Encompass acquisition, we granted SARs based on Holdings’ common stock to certain members of Encompass management at closing on December 31, 2014. Under a separate plan, we granted 122,976 SARs that vest based on continued employment and an additional maximum number of 129,124 SARs that vest based on continued employment and the extent of Encompass’ attainment of a specified 2017 performance measure. In general terms, half of the SARs of each type will vest on December 31, 2018 with the remainder vesting on December 31, 2019. The SARs that ultimately vest will expire on the tenth anniversary of the grant date or within a specified period following any earlier

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

termination of employment. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the acquisition date. The fair value of Holdings’ common stock is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies.
The fair value of the SARs granted in conjunction with the Encompass acquisition has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2016	2015
Expected volatility	25.9%	30.7%
Risk-free interest rate	1.9%	2.1%
Expected life (years)	5.3	6.3
Dividend yield	—%	—%
We did not include a dividend payment as part of our pricing model because Holdings currently does not pay dividends on their common stock. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of SARs granted in conjunction with the Encompass acquisition was $84.33 and $64.09 as of December 31, 2016 and 2015, respectively.
We recognized approximately $5.8 million and $3.5 million of compensation expense related to our SARs for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $11.4 million of unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of 63 months. The remaining unrecognized compensation expense for our SARs may vary each reporting period based on changes in both the expected achievement of the performance measure and the specified median market multiple. As of December 31, 2016, 252,100 SARs were outstanding.
Restricted Stock—
The RSAs granted in 2016, 2015, and 2014 included service-based awards, performance-based awards (that also included a service requirement), and (in 2015 and 2014) market condition awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date. For RSAs with a market condition, the fair value of the RSA is determined using a lattice model. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk-free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2015	842	$28.05
Granted	542	33.56
Vested	(712)	25.63
Forfeited	(54)	35.24
Nonvested shares at December 31, 2016	618	35.06
The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2015 and 2014 was $27.86 and $23.94 per share, respectively. We recognized approximately $18.7 million, $19.5 million, and $20.8

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

million of compensation expense related to our restricted stock awards for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $18.6 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2016, 2015, and 2014 was $24.3 million, $41.0 million, and $25.9 million, respectively. We accrue dividends on outstanding RSAs which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2016, 2015, and 2014, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2016, 2015, and 2014, we issued 32,031, 30,744, and 36,350 RSUs, respectively, with a fair value of $40.75, $42.46, and $33.02, respectively, per unit. We recognized approximately $1.3 million, $1.3 million, and $1.2 million, respectively, of compensation expense upon their issuance in 2016, 2015, and 2014. There was no unrecognized compensation related to unvested shares as of December 31, 2016. During the years ended December 31, 2016, 2015, and 2014, we issued an additional 10,248, 7,645, and 8,149, respectively, of RSUs as dividend equivalents. As of December 31, 2016, 434,134 RSUs were outstanding.

14.	Employee Benefit Plans:
Substantially all HealthSouth hospital employees are eligible to enroll in HealthSouth-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2016, 2015, and 2014, costs associated with these plans, net of amounts paid by employees, approximated $119.0 million, $109.3 million, and $85.2 million, respectively.
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
Employer contributions to the HealthSouth Retirement Investment Plan approximated $16.6 million, $15.0 million, and $13.9 million in 2016, 2015, and 2014, respectively. In 2016, 2015, and 2014, approximately $0.6 million, $0.9 million, and $0.5 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2017, we expect to pay approximately $11.2 million under the program for the year ended December 31, 2016. In February 2016 and 2015, we paid $9.4 million and $9.0 million, respectively, under the program for the years ended December 31, 2015 and 2014.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

15.	Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Current:
Federal	$16.1	$2.6	$2.5
State and other	14.9	12.2	10.8
Total current expense	31.0	14.8	13.3
Deferred:
Federal	130.5	113.9	95.3
State and other	2.4	13.2	2.1
Total deferred expense	132.9	127.1	97.4
Total income tax expense related to continuing operations	$163.9	$141.9	$110.7
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2016	2015	2014
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.8%	3.6%	4.3%
Increase (decrease) in valuation allowance	0.1%	1.2%	(1.9)%
Noncontrolling interests	(4.4)%	(5.3)%	(5.1)%
Acquisition of additional equity interest in Fairlawn	—%	—%	(3.6)%
Other, net	(0.5)%	1.4%	(0.1)%
Income tax expense	34.0%	35.9%	28.6%
The Provision for income tax expense in 2016 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests offset by (2) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.
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

Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of HealthSouth’s deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2016	2015
Deferred income tax assets:
Net operating loss	$64.8	$161.1
Property, net	52.1	48.2
Insurance reserve	32.0	26.0
Stock-based compensation	23.7	23.4
Allowance for doubtful accounts	19.3	24.5
Alternative minimum tax	7.5	10.6
Carrying value of partnerships	12.9	22.1
Other accruals	26.1	25.7
Tax credits	2.6	14.0
Noncontrolling interest	14.8	10.6
Other	0.8	0.8
Total deferred income tax assets	256.6	367.0
Less: Valuation allowance	(27.9)	(27.6)
Net deferred income tax assets	228.7	339.4
Deferred income tax liabilities:
Intangibles	(113.2)	(112.8)
Convertible debt interest	(38.1)	(35.3)
Other	(1.6)	(0.5)
Total deferred income tax liabilities	(152.9)	(148.6)
Net deferred income tax assets	75.8	190.8
In the consolidated statements of shareholders’ equity, the fair value adjustments to redeemable noncontrolling interests have been reported net of tax for each period presented. The amount of tax benefit allocated to Capital in excess of par value was ($4.2) million, ($11.7) million, and $(1.8) million for the years ended December 31, 2016, 2015, and 2014, respectively.
As of December 31, 2016, we had reduced our federal NOL to zero. We recognized $17.3 million related to operating loss carryforwards resulting from excess tax benefits related to share-based awards, the benefits of which, is accounted for as a credit to Capital in excess of par value that reduce taxes payable. We also used federal tax credit carryforwards of $19.3 million. Additionally, we have state NOLs of $64.8 million that expire in various amounts at varying times through 2031.
During the third quarter of 2016, we filed an automatic tax accounting method change related to the deductibility of bad debts pursuant to the non-accrual experience method which resulted in a tax benefit of approximately $7 million. This change did not have a material impact on our effective tax rate. We also filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. If our request for the non-automatic tax accounting change is accepted as filed, we estimate realization of additional tax benefits of approximately $53 million through December 31, 2016. Approximately $44 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. This change, if approved, is not expected to have a material impact on our effective tax rate.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

For the years ended December 31, 2016, 2015, and 2014, the net changes in our valuation allowance were $0.3 million, $4.6 million, and ($7.7) million, respectively. The increase in our valuation allowance in 2016 related primarily to the valuation of our tax credits. The increase in our valuation allowance in 2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of Encompass, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction. The decrease in our valuation allowance in 2014 related primarily to the expiration of state NOLs in certain jurisdictions, our current forecast of future earnings in each jurisdiction, and changes in certain state tax laws.
As of December 31, 2016, we have a remaining valuation allowance of $27.9 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions or credit utilizations differs from our expectations.
As of January 1, 2014, total remaining gross unrecognized tax benefits were $1.1 million, $0.4 million of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2014. Total remaining gross unrecognized tax benefits were $0.9 million as of December 31, 2014, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2015. Total remaining gross unrecognized tax benefits were $2.9 million as of December 31, 2015, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2016. Total remaining gross unrecognized tax benefits were $2.8 million as of December 31, 2016, all of which would affect our effective tax rate if recognized.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2014	$1.1	$0.3
Gross amount of increases in unrecognized tax benefits related to prior periods	0.7	0.1
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.9)	(0.4)
December 31, 2014	0.9	—
Gross amount of increases in unrecognized tax benefits related to prior periods	1.7	—
Gross amount of increases in unrecognized tax benefits related to current period	0.3	—
December 31, 2015	2.9	—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.3	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)	—
Gross amount of increases in unrecognized tax benefits related to current period	0.1	—
Gross amount of decreases in unrecognized tax benefits related to current periods	(0.1)	—
December 31, 2016	$2.8	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2016, 2015, and 2014 was not material. Accrued interest income related to income taxes as of December 31, 2016 and 2015 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year and in December 2016 for

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

the 2017 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and is currently examining 2016 and 2017. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. In February 2017, the IRS issued a no-change Revenue Agent’s Report effectively closing our 2015 tax audit. We have settled federal income tax examinations with the IRS for all tax years through 2013 as well as 2015. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by three states for tax years ranging from 2012 through 2015.
For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate up to $2.6 million of our unrecognized tax benefits may be released within the next 12 months.
See also Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements.”

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

16.	Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2016	2015	2014
Basic:
Numerator:
Income from continuing operations	$318.1	$253.7	$276.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(70.5)	(69.7)	(59.7)
Less: Income allocated to participating securities	(0.8)	(1.0)	(2.3)
Less: Convertible perpetual preferred stock dividends	—	(1.6)	(6.3)
Income from continuing operations attributable to HealthSouth common shareholders	246.8	181.4	207.9
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	—	(0.9)	5.5
Less: Income from discontinued operations allocated to participating securities	—	—	(0.1)
Net income attributable to HealthSouth common shareholders	$246.8	$180.5	$213.3
Denominator:
Basic weighted average common shares outstanding	89.1	89.4	86.8
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.77	$2.03	$2.40
Discontinued operations	—	(0.01)	0.06
Net income	$2.77	$2.02	$2.46

Diluted:
Numerator:
Income from continuing operations	$318.1	$253.7	$276.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(70.5)	(69.7)	(59.7)
Add: Interest on convertible debt, net of tax	9.7	9.4	9.0
Income from continuing operations attributable to HealthSouth common shareholders	257.3	193.4	225.5
(Loss) income from discontinued operations, net of tax, attributable to HealthSouth common shareholders	—	(0.9)	5.5
Net income attributable to HealthSouth common shareholders	$257.3	$192.5	$231.0
Denominator:
Diluted weighted average common shares outstanding	99.5	101.0	100.7
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$2.59	$1.92	$2.24
Discontinued operations	—	(0.01)	0.05
Net income	$2.59	$1.91	$2.29

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding	89.1	89.4	86.8
Convertible perpetual preferred stock	—	1.0	3.2
Convertible senior subordinated notes	8.5	8.3	8.2
Restricted stock awards, dilutive stock options, and restricted stock units	1.9	2.3	2.5
Diluted weighted average common shares outstanding	99.5	101.0	100.7
Options to purchase approximately 0.1 million shares of common stock were outstanding as of December 31, 2016 and 2015 but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During 2016, 2015 and 2014, we repurchased 1.7 million, 1.3 million, and 1.3 million shares of our common stock in the open market for $65.6 million, $45.3 million, and $43.1 million, respectively.
In July 2013, our board of directors approved the initiation of a quarterly cash dividend of $0.18 per share on our common stock and it was declared and paid each quarter through July 2014. In July 2014, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.21 per share. The cash dividend of $0.21 per common share was declared and paid each quarter through July 2015. In July 2015, our board of directors approved an increase in the quarterly cash dividend and declared a dividend of $0.23 per share. The cash dividend of $0.23 per common share was declared and paid each quarter through July 2016. In July 2016, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.24 per share. The cash dividend of $0.24 per common share was declared in July 2016 and October 2016 and paid in October 2016 and January 2017. As of December 31, 2016 and 2015, accrued common stock dividends of $22.2 million and $21.3 million were included in Other current liabilities in our consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
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
On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the January 2007 comprehensive settlement of the consolidated securities action brought against us by our stockholders and bondholders. Under the terms of the related warrant agreement, the warrants were exercisable at a price of $41.40 per share by means of a cash or a cashless exercise at the option of the holder. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the periods presented. The warrants expired on January 17, 2017.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table summarizes information relating to these warrants and their activity through their expiration date (number of warrants in millions):

	Number of Warrants	Weighted Average Exercise Price
Common stock warrants outstanding as of December 31, 2016	8.2	$41.40
Cashless exercise	(6.5)	41.40
Cash exercise	(0.6)	41.40
Expired	(1.1)	41.40
Common stock warrants outstanding as of January 17, 2017	—
The above exercises resulted in the issuance of 0.7 million shares of common stock in January 2017. Cash exercises resulted in gross proceeds of $26.7 million in January 2017.
See also Note 9, Long-term Debt.

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
We intend to vigorously defend ourselves in this case. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate an amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. The Supreme Court has not yet scheduled a hearing on the appeal. We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a liability of $21.0 million (including $1.0 million in fees and expenses) in Other current liabilities in our condensed consolidated balance sheet as of December 31, 2016 with a corresponding receivable of $15.0 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages, resulting in a net charge of an additional $5.7 million to Other operating expenses in our condensed consolidated statements of operations for the year ended December 31, 2016. The $6.0 million portion of this liability would be a covered claim through our captive insurance subsidiary, HCS, Ltd.
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
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The most recent subpoenas do not include requests for specific patient files. However, in February 2015, the DOJ requested the voluntary production of the medical records of an additional 70 patients, some of whom were treated in hospitals not subject to the subpoenas, and we provided these records. We have not received any subsequent requests for medical records from the DOJ.
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
We are cooperating fully with the DOJ in connection with this investigation and are currently unable to predict the timing or outcome of it. We intend to vigorously defend ourselves in this matter. Based on discussions with the DOJ, review of the current facts and circumstances as we understand them, and the nature of the investigation, it is not possible to estimate an amount of loss, if any, or range of possible loss that might result from it.
Other Matters—
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $34.2 million in 2017, $24.7 million in 2018, $14.2 million in 2019, $12.2 million in 2020, $6.8 million in 2021, and $0.8 million thereafter. These contracts primarily relate to software licensing and support.

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
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. Beginning in the first quarter of 2015, we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. The 2014 information has been adjusted to conform to the current period presentation. Specifically, HealthSouth’s legacy 25 hospital-based home health agencies have been reclassified from our inpatient rehabilitation segment to our home health and hospice segment for all periods presented.
These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 30 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2016, we operate 123 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of December 31, 2016, we provide home health and hospice services in 223 locations across 25 states with concentrations in the Southeast, Oklahoma, and Texas. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for the payor composition of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Net operating revenues	$3,021.1	$2,653.1	$2,377.3	$686.1	$509.8	$28.6
Less: Provision for doubtful accounts	(57.0)	(44.7)	(31.2)	(4.2)	(2.5)	(0.4)
Net operating revenues less provision for doubtful accounts	2,964.1	2,608.4	2,346.1	681.9	507.3	28.2
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	1,493.4	1,310.6	1,141.0	—	—	—
Other operating expenses	431.5	387.7	342.5	—	—	—
Supplies	128.8	120.9	111.5	—	—	—
Occupancy costs	61.2	46.2	41.2	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	336.5	244.8	17.0
Support and overhead costs	—	—	—	237.2	172.7	6.9
	2,114.9	1,865.4	1,636.2	573.7	417.5	23.9
Other income	(2.9)	(2.3)	(4.0)	—	—	—
Equity in net income of nonconsolidated affiliates	(9.1)	(8.6)	(10.7)	(0.7)	(0.1)	—
Noncontrolling interests	64.0	62.9	59.3	6.5	6.8	0.4
Segment Adjusted EBITDA	$797.2	$691.0	$665.3	$102.4	$83.1	$3.9

Capital expenditures	$97.7	$151.7	$187.9	$6.5	$5.8	$—

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of December 31, 2016
Total assets	$3,629.6	$1,123.7	$4,681.9
Investments in and advances to nonconsolidated affiliates	10.6	2.4	13.0
As of December 31, 2015
Total assets	$3,589.0	$1,088.4	$4,606.1
Investments in and advances to nonconsolidated affiliates	9.3	2.4	11.7

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

Segment reconciliations (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Total segment Adjusted EBITDA	$899.6	$774.1	$669.2
General and administrative expenses	(133.4)	(133.3)	(124.8)
Depreciation and amortization	(172.6)	(139.7)	(107.7)
Loss on disposal or impairment of assets	(0.7)	(2.6)	(6.7)
Government, class action, and related settlements	—	(7.5)	1.7
Professional fees - accounting, tax, and legal	(1.9)	(3.0)	(9.3)
Loss on early extinguishment of debt	(7.4)	(22.4)	(13.2)
Interest expense and amortization of debt discounts and fees	(172.1)	(142.9)	(109.2)
Gain on consolidation of former equity method hospital	—	—	27.2
Net income attributable to noncontrolling interests	70.5	69.7	59.7
Gain related to SCA equity interest	—	3.2	—
Income from continuing operations before income tax expense	$482.0	$395.6	$386.9

	As of December 31, 2016	As of December 31, 2015
Total assets for reportable segments	$4,753.3	$4,677.4
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(71.4)	(71.3)
Total consolidated assets	$4,681.9	$4,606.1
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2016	2015	2014
Inpatient rehabilitation:
Inpatient	$2,905.5	$2,547.2	$2,272.5
Outpatient and other	115.6	105.9	104.8
Total inpatient rehabilitation	3,021.1	2,653.1	2,377.3
Home health and hospice:
Home health	635.2	478.1	28.6
Hospice	50.9	31.7	—
Total home health and hospice	686.1	509.8	28.6
Total net operating revenues	$3,707.2	$3,162.9	$2,405.9

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

19.	Quarterly Data (Unaudited):

	2016
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$909.8	$920.7	$926.8	$949.9	$3,707.2
Operating earnings (a)	144.2	150.2	148.2	145.5	588.1
Provision for income tax expense	39.7	42.4	42.1	39.7	163.9
Income from continuing operations	76.8	81.3	78.2	81.8	318.1
(Loss) income from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)	0.3	—
Net income	76.7	81.2	78.1	82.1	318.1
Less: Net income attributable to noncontrolling interests	(18.7)	(18.6)	(16.4)	(16.8)	(70.5)
Net income attributable to HealthSouth	$58.0	$62.6	$61.7	$65.3	$247.6
Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.65	$0.70	$0.69	$0.73	$2.77
Discontinued operations	—	—	—	—	—
Net income	$0.65	$0.70	$0.69	$0.73	$2.77
Diluted earnings per share attributable to HealthSouth common shareholders: (b)
Continuing operations	$0.61	$0.65	$0.64	$0.68	$2.59
Discontinued operations	—	—	—	—	—
Net income	$0.61	$0.65	$0.64	$0.68	$2.59

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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 9, Long-term Debt.
Periodically, certain wholly owned subsidiaries of HealthSouth make dividends or distributions of available cash and/or intercompany receivable balances to their parents. In addition, HealthSouth makes contributions to certain wholly owned

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements

subsidiaries. When made, these dividends, distributions, and contributions impact the Intercompany receivable, Intercompany payable, and HealthSouth shareholders’ equity line items in the accompanying condensed consolidating balance sheet but have no impact on the consolidated financial statements of HealthSouth Corporation.

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$20.1	$2,190.3	$1,614.7	$(117.9)	$3,707.2
Less: Provision for doubtful accounts	—	(42.2)	(19.0)	—	(61.2)
Net operating revenues less provision for doubtful accounts	20.1	2,148.1	1,595.7	(117.9)	3,646.0
Operating expenses:
Salaries and benefits	45.5	1,013.7	945.0	(18.3)	1,985.9
Other operating expenses	25.5	313.2	199.7	(46.3)	492.1
Occupancy costs	2.9	89.8	31.9	(53.3)	71.3
Supplies	—	90.7	49.3	—	140.0
General and administrative expenses	126.7	—	6.7	—	133.4
Depreciation and amortization	9.4	103.6	59.6	—	172.6
Professional fees—accounting, tax, and legal	1.9	—	—	—	1.9
Total operating expenses	211.9	1,611.0	1,292.2	(117.9)	2,997.2
Loss on early extinguishment of debt	7.4	—	—	—	7.4
Interest expense and amortization of debt discounts and fees	147.3	21.6	23.1	(19.9)	172.1
Other income	(19.6)	(0.4)	(2.8)	19.9	(2.9)
Equity in net income of nonconsolidated affiliates	—	(9.0)	(0.8)	—	(9.8)
Equity in net income of consolidated affiliates	(348.3)	(38.3)	—	386.6	—
Management fees	(136.2)	104.0	32.2	—	—
Income from continuing operations before income tax (benefit) expense	157.6	459.2	251.8	(386.6)	482.0
Provision for income tax (benefit) expense	(90.0)	183.3	70.6	—	163.9
Income from continuing operations	247.6	275.9	181.2	(386.6)	318.1
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	247.6	275.9	181.2	(386.6)	318.1
Less: Net income attributable to noncontrolling interests	—	—	(70.5)	—	(70.5)
Net income attributable to HealthSouth	$247.6	$275.9	$110.7	$(386.6)	$247.6
Comprehensive income	$247.6	$275.9	$181.2	$(386.6)	$318.1
Comprehensive income attributable to HealthSouth	$247.6	$275.9	$110.7	$(386.6)	$247.6

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$19.4	$1,889.2	$1,357.8	$(103.5)	$3,162.9
Less: Provision for doubtful accounts	—	(33.9)	(13.3)	—	(47.2)
Net operating revenues less provision for doubtful accounts	19.4	1,855.3	1,344.5	(103.5)	3,115.7
Operating expenses:
Salaries and benefits	49.4	874.0	764.5	(17.1)	1,670.8
Other operating expenses	31.3	269.2	172.9	(41.3)	432.1
Occupancy costs	4.0	66.9	28.1	(45.1)	53.9
Supplies	—	83.6	45.1	—	128.7
General and administrative expenses	128.3	—	5.0	—	133.3
Depreciation and amortization	9.9	83.6	46.2	—	139.7
Government, class action, and related settlements	7.5	—	—	—	7.5
Professional fees—accounting, tax, and legal	3.0	—	—	—	3.0
Total operating expenses	233.4	1,377.3	1,061.8	(103.5)	2,569.0
Loss on early extinguishment of debt	22.4	—	—	—	22.4
Interest expense and amortization of debt discounts and fees	130.0	11.2	13.1	(11.4)	142.9
Other income	(13.6)	(0.2)	(3.1)	11.4	(5.5)
Equity in net income of nonconsolidated affiliates	—	(8.5)	(0.2)	—	(8.7)
Equity in net income of consolidated affiliates	(321.5)	(37.5)	—	359.0	—
Management fees	(119.7)	89.7	30.0	—	—
Income from continuing operations before income tax (benefit) expense	88.4	423.3	242.9	(359.0)	395.6
Provision for income tax (benefit) expense	(95.8)	168.9	68.8	—	141.9
Income from continuing operations	184.2	254.4	174.1	(359.0)	253.7
(Loss) income from discontinued operations, net of tax	(1.1)	—	0.2	—	(0.9)
Net income	183.1	254.4	174.3	(359.0)	252.8
Less: Net income attributable to noncontrolling interests	—	—	(69.7)	—	(69.7)
Net income attributable to HealthSouth	$183.1	$254.4	$104.6	$(359.0)	$183.1
Comprehensive income	$182.4	$254.4	$174.3	$(359.0)	$252.1
Comprehensive income attributable to HealthSouth	$182.4	$254.4	$104.6	$(359.0)	$182.4

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$16.1	$1,683.4	$796.8	$(90.4)	$2,405.9
Less: Provision for doubtful accounts	—	(21.8)	(9.8)	—	(31.6)
Net operating revenues less provision for doubtful accounts	16.1	1,661.6	787	(90.4)	2,374.3
Operating expenses:
Salaries and benefits	22.3	776.6	377.9	(15.1)	1,161.7
Other operating expenses	21.6	240.7	126.1	(36.8)	351.6
Occupancy costs	4.2	55.7	20.2	(38.5)	41.6
Supplies	—	77.0	34.9	—	111.9
General and administrative expenses	124.8	—	—	—	124.8
Depreciation and amortization	9.7	71.0	27.0	—	107.7
Government, class action, and related settlements	(1.7)	—	—	—	(1.7)
Professional fees—accounting, tax, and legal	9.3	—	—	—	9.3
Total operating expenses	190.2	1,221.0	586.1	(90.4)	1,906.9
Loss on early extinguishment of debt	13.2	—	—	—	13.2
Interest expense and amortization of debt discounts and fees	99.8	7.8	2.8	(1.2)	109.2
Other income	(0.7)	(28.5)	(3.2)	1.2	(31.2)
Equity in net income of nonconsolidated affiliates	—	(10.7)	—	—	(10.7)
Equity in net income of consolidated affiliates	(313.2)	(32.5)	—	345.7	—
Management fees	(107.9)	80.3	27.6	—	—
Income from continuing operations before income tax (benefit) expense	134.7	424.2	173.7	(345.7)	386.9
Provision for income tax (benefit) expense	(81.6)	147.5	44.8	—	110.7
Income from continuing operations	216.3	276.7	128.9	(345.7)	276.2
Income (loss) from discontinued operations, net of tax	5.7	—	(0.2)	—	5.5
Net income	222.0	276.7	128.7	(345.7)	281.7
Less: Net income attributable to noncontrolling interests	—	—	(59.7)	—	(59.7)
Net income attributable to HealthSouth	$222.0	$276.7	$69.0	$(345.7)	$222.0
Comprehensive income	$221.6	$276.7	$128.7	$(345.7)	$281.3
Comprehensive income attributable to HealthSouth	$221.6	$276.7	$69.0	$(345.7)	$221.6

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$20.6	$1.6	$18.3	$—	$40.5
Restricted cash	—	—	60.9	—	60.9
Accounts receivable, net	—	276.5	167.3	—	443.8
Prepaid expenses and other current assets	49.9	24.2	53.8	(18.6)	109.3
Total current assets	70.5	302.3	300.3	(18.6)	654.5
Property and equipment, net	41.6	987.3	362.9	—	1,391.8
Goodwill	—	860.6	1,066.6	—	1,927.2
Intangible assets, net	12.0	115.6	283.7	—	411.3
Deferred income tax assets	90.9	57.6	—	(72.7)	75.8
Other long-term assets	49.0	95.1	77.2	—	221.3
Intercompany notes receivable	528.8	—	—	(528.8)	—
Intercompany receivable and investments in consolidated affiliates	2,855.5	96.3	—	(2,951.8)	—
Total assets	$3,648.3	$2,514.8	$2,090.7	$(3,571.9)	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.4	$8.2	$(17.5)	$37.1
Accounts payable	7.0	37.4	23.9	—	68.3
Accrued payroll	31.6	57.9	57.8	—	147.3
Accrued interest payable	22.8	2.8	0.2	—	25.8
Other current liabilities	96.3	21.6	80.3	(1.1)	197.1
Total current liabilities	197.7	126.1	170.4	(18.6)	475.6
Long-term debt, net of current portion	2,679.2	248.9	51.2	—	2,979.3
Intercompany notes payable	—	—	528.8	(528.8)	—
Self-insured risks	14.1	—	96.3	—	110.4
Other long-term liabilities	21.4	15.2	85.3	(72.3)	49.6
Intercompany payable	—	—	168.2	(168.2)	—
	2,912.4	390.2	1,100.2	(787.9)	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	—	—	138.3	—	138.3
Shareholders’ equity:
HealthSouth shareholders’ equity	735.9	2,124.6	659.4	(2,784.0)	735.9
Noncontrolling interests	—	—	192.8	—	192.8
Total shareholders’ equity	735.9	2,124.6	852.2	(2,784.0)	928.7
Total liabilities and shareholders’ equity	$3,648.3	$2,514.8	$2,090.7	$(3,571.9)	$4,681.9

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.2	$1.2	$19.2	$—	$61.6
Restricted cash	—	—	45.9	—	45.9
Accounts receivable, net	—	261.5	149.0	—	410.5
Prepaid expenses and other current assets	29.3	22.2	48.0	(18.8)	80.7
Total current assets	70.5	284.9	262.1	(18.8)	598.7
Property and equipment, net	14.5	988.4	307.2	—	1,310.1
Goodwill	—	860.7	1,029.4	—	1,890.1
Intangible assets, net	8.8	122.4	288.2	—	419.4
Deferred income tax assets	176.2	64.1	—	(49.5)	190.8
Other long-term assets	48.6	75.3	73.1	—	197.0
Intercompany notes receivable	546.6	—	—	(546.6)	—
Intercompany receivable and investments in consolidated affiliates	2,779.7	—	—	(2,779.7)	—
Total assets	$3,644.9	$2,395.8	$1,960.0	$(3,394.6)	$4,606.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.8	$7.5	$(17.5)	$36.8
Accounts payable	5.8	35.4	20.4	—	61.6
Accrued payroll	27.7	50.1	48.4	—	126.2
Accrued interest payable	26.5	2.9	0.3	—	29.7
Other current liabilities	68.0	18.8	86.6	(1.3)	172.1
Total current liabilities	168.0	114.0	163.2	(18.8)	426.4
Long-term debt, net of current portion	2,821.9	255.6	57.2	—	3,134.7
Intercompany notes payable	—	—	546.6	(546.6)	—
Self-insured risks	19.8	—	81.8	—	101.6
Other long-term liabilities	23.8	12.3	56.0	(49.1)	43.0
Intercompany payable	—	156.7	157.5	(314.2)	—
	3,033.5	538.6	1,062.3	(928.7)	3,705.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	121.1	—	121.1
Shareholders’ equity:
HealthSouth shareholders’ equity	611.4	1,857.2	608.7	(2,465.9)	611.4
Noncontrolling interests	—	—	167.9	—	167.9
Total shareholders’ equity	611.4	1,857.2	776.6	(2,465.9)	779.3
Total liabilities and shareholders’ equity	$3,644.9	$2,395.8	$1,960.0	$(3,394.6)	$4,606.1

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$35.8	$331.8	$237.9	$—	$605.5
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(48.1)	—	(48.1)
Purchases of property and equipment	(21.8)	(77.8)	(78.1)	—	(177.7)
Capitalized software costs	(22.8)	(0.2)	(2.2)	—	(25.2)
Proceeds from disposal of assets	—	0.7	23.2	—	23.9
Purchases of restricted investments	—	—	(1.3)	—	(1.3)
Net change in restricted cash	—	—	(15.1)	—	(15.1)
Funding of intercompany note receivable	(22.5)	—	—	22.5	—
Proceeds from repayment of intercompany note receivable	52.0	—	—	(52.0)	—
Other	(3.7)	(0.2)	2.3	—	(1.6)
Net cash provided by investing activities of discontinued operations	0.1	—	—	—	0.1
Net cash used in investing activities	(18.7)	(77.5)	(119.3)	(29.5)	(245.0)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(198.5)	(1.3)	(2.3)	—	(202.1)
Principal borrowings on intercompany note payable	—	—	22.5	(22.5)	—
Principal payments on intercompany note payable	—	—	(52.0)	52.0	—
Borrowings on revolving credit facility	335.0	—	—	—	335.0
Payments on revolving credit facility	(313.0)	—	—	—	(313.0)
Principal payments under capital lease obligations	(0.1)	(5.9)	(7.3)	—	(13.3)
Repurchases of common stock, including fees and expenses	(65.6)	—	—	—	(65.6)
Dividends paid on common stock	(83.8)	—	—	—	(83.8)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(64.9)	—	(64.9)
Windfall tax benefit from share-based compensation	17.3	—	—	—	17.3
Other	6.9	—	1.9	—	8.8
Change in intercompany advances	264.1	(246.7)	(17.4)	—	—
Net cash provided by (used in) financing activities	(37.7)	(253.9)	(119.5)	29.5	(381.6)
(Decrease) increase in cash and cash equivalents	(20.6)	0.4	(0.9)	—	(21.1)
Cash and cash equivalents at beginning of year	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of year	$20.6	$1.6	$18.3	$—	$40.5

Supplemental schedule of noncash investing activity:
Intercompany note activity	(11.7)	—	11.7	—	—

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2015
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$41.4	$218.9	$224.5	$—	$484.8
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(954.6)	—	(30.5)	—	(985.1)
Purchases of property and equipment	(15.9)	(62.3)	(50.2)	—	(128.4)
Capitalized software costs	(24.5)	(0.4)	(3.2)	—	(28.1)
Proceeds from disposal of assets	—	3.5	0.5	—	4.0
Proceeds from sale of marketable securities	12.8	—	—	—	12.8
Purchases of restricted investments	—	—	(7.1)	—	(7.1)
Net change in restricted cash	—	—	2.7	—	2.7
Funding of intercompany note receivable	(2.0)	—	—	2.0	—
Proceeds from repayment of intercompany note receivable	24.0	—	—	(24.0)	—
Other	(0.5)	(1.9)	1.3	—	(1.1)
Net cash provided by investing activities of discontinued operations	0.5	—	—	—	0.5
Net cash used in investing activities	(960.2)	(61.1)	(86.5)	(22.0)	(1,129.8)
Cash flows from financing activities:
Principal borrowings on term loan facilities	250.0	—	—	—	250.0
Proceeds from bond issuance	1,400.0	—	—	—	1,400.0
Principal payments on debt, including pre-payments	(595.0)	(1.6)	(0.8)	—	(597.4)
Principal borrowings on intercompany notes payable	—	—	2.0	(2.0)	—
Principal payments on intercompany notes payable	—	—	(24.0)	24.0	—
Borrowings on revolving credit facility	540.0	—	—	—	540.0
Payments on revolving credit facility	(735.0)	—	—	—	(735.0)
Debt amendment and issuance costs	(31.9)	—	—	—	(31.9)
Principal payments under capital lease obligations	(0.3)	(4.5)	(6.2)	—	(11.0)
Repurchases of common stock, including fees and expenses	(45.3)	—	—	—	(45.3)
Dividends paid on common stock	(77.2)	—	—	—	(77.2)
Dividends paid on convertible perpetual preferred stock	(3.1)	—	—	—	(3.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(54.4)	—	(54.4)
Other	2.2	1.5	1.5	—	5.2
Change in intercompany advances	213.7	(153.4)	(60.3)	—	—
Net cash provided by (used in) financing activities	918.1	(158.0)	(142.2)	22.0	639.9
Decrease in cash and cash equivalents	(0.7)	(0.2)	(4.2)	—	(5.1)
Cash and cash equivalents at beginning of year	41.9	1.4	23.4	—	66.7
Cash and cash equivalents at end of year	$41.2	$1.2	$19.2	$—	$61.6

Supplemental schedule of noncash financing activities:
Conversion of preferred stock to common stock	$93.2	$—	$—	$—	$93.2
Intercompany note activity	(183.5)	—	183.5	—	—

Table of Contents	HealthSouth Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2014
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$22.8	$261.6	$160.5	$—	$444.9
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(674.6)	—	(20.2)	—	(694.8)
Purchases of property and equipment	(15.6)	(127.9)	(27.4)	—	(170.9)
Capitalized software costs	(8.6)	(1.4)	(7.0)	—	(17.0)
Proceeds from disposal of assets	—	0.1	0.1	—	0.2
Purchases of restricted investments	—	—	(3.5)	—	(3.5)
Net change in restricted cash	1.0	—	5.8	—	6.8
Other	—	(0.8)	3.1	—	2.3
Net cash used in investing activities	(697.8)	(130.0)	(49.1)	—	(876.9)
Cash flows from financing activities:
Principal borrowings on term loan facilities	450.0	—	—	—	450.0
Proceeds from bond issuance	175.0	—	—	—	175.0
Principal payments on debt, including pre-payments	(298.0)	(1.5)	(3.1)	—	(302.6)
Borrowings on revolving credit facility	440.0	—	—	—	440.0
Payments on revolving credit facility	(160.0)	—	—	—	(160.0)
Principal payments under capital lease obligations	(0.3)	(2.5)	(3.3)	—	(6.1)
Debt amendment and issuance costs	(6.5)	—	—	—	(6.5)
Repurchases of common stock, including fees and expenses	(43.1)	—	—	—	(43.1)
Dividends paid on common stock	(65.8)	—	—	—	(65.8)
Dividends paid on convertible perpetual preferred stock	(6.3)	—	—	—	(6.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(54.1)	—	(54.1)
Other	13.7	—	—	—	13.7
Change in intercompany advances	157.7	(128.4)	(29.3)	—	—
Net cash provided by (used in) financing activities	656.4	(132.4)	(89.8)	—	434.2
(Decrease) increase in cash and cash equivalents	(18.6)	(0.8)	21.6	—	2.2
Cash and cash equivalents at beginning of year	60.5	2.2	1.8	—	64.5
Cash and cash equivalents at end of year	$41.9	$1.4	$23.4	$—	$66.7

Supplemental schedule of noncash financing activities:
Equity rollover from Encompass management	$—	$—	$64.5	$—	$64.5

EXHIBIT LIST

No.	Description
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

4.2.1
Indenture, dated as of December 1, 2009, between HealthSouth Corporation and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to HealthSouth’s 5.125% Senior Notes due 2023, 5.75% Senior Notes due 2024, and 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7.1 to HealthSouth’s Annual Report on Form 10-K filed on February 23, 2010).

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

4.2.4
Third Supplemental Indenture, dated October 7, 2010, among HealthSouth Corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.3 to HealthSouth’s Current Report on Form 8-K filed on October 12, 2010).

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

10.4
Description of the HealthSouth Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, “Other Matters,” in HealthSouth’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.5
Description of the HealthSouth Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in HealthSouth’s Definitive Proxy Statement on Schedule 14A filed on April 5, 2016).+

10.6
Description of the annual compensation arrangement for non-employee directors of HealthSouth Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in HealthSouth’s Definitive Proxy Statement on Schedule 14A, filed on April 5, 2016).+

10.7	HealthSouth Corporation Fourth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on October 29, 2013).+

10.8	HealthSouth Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.1 to HealthSouth’s Quarterly Report on Form 10-Q filed on July 29, 2014).+

10.9.1	HealthSouth Corporation 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10 to HealthSouth’s Current Report on Form 8-K, filed on November 21, 2005).+

10.9.2	Form of Non-Qualified Stock Option Agreement (2005 Equity Incentive Plan).+

10.10.1	HealthSouth Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to HealthSouth’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.10.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan).+

10.10.3	Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan).+

10.10.4	Form of Restricted Stock Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.3 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.10.5
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.4 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011 and the description in Item 5, “Other Items,” in HealthSouth’s Quarterly Report on Form 10-Q filed on July 30, 2013).+

10.10.6
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.5 to HealthSouth’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.11	HealthSouth Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed on February 19, 2013).+

10.12.1	HealthSouth Corporation 2016 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.12.2	Form of Non-Qualified Stock Option Agreement (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2016).+

10.12.3	Form of Restricted Stock Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.3 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.12.4	Form of Performance Share Unit Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.4 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.12.5	Form of Restricted Stock Unit Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.5 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.13.1
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

10.13.2
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

10.13.3
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

10.13.4
Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of December 23, 2014, among HealthSouth Corporation, its subsidiary guarantors, the lenders party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to HealthSouth’s Current Report on Form 8-K filed on December 23, 2014).

10.13.5
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

10.13.6
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

10.13.7
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among HealthSouth Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to HealthSouth’s Current Report on Form 8-K/A filed on November 23, 2010).

10.14
Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc. (incorporated by reference to Exhibit 10.19 to HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015).ˆ

10.15
Stockholders’ Agreement relating to HealthSouth Home Health Holdings, Inc., dated as of December 31, 2014, by and among HealthSouth Corporation, HealthSouth Home Health Holdings, Inc., and the selling stockholders of EHHI Holdings, Inc. named therein.

10.16
Amended and Restated Senior Management Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., April Anthony, HealthSouth Corporation, and solely for purposes of Sections 6(b) and 6(j) thereof, Thoma Cressey Fund VIII, L.P. (incorporated by reference to Exhibit 10.20 to HealthSouth’s Annual Report on Form 10-K filed on March 2, 2015).+

10.17	Non-Competition and Non-Solicitation Agreement, effective as of December 31, 2014, by and among April Anthony, HealthSouth Corporation, and HealthSouth Home Health Corporation.+

12.1	Computation of Ratios.

21.1	Subsidiaries of HealthSouth Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005.

**	Incorporated by reference to HealthSouth’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+	Management contract or compensatory plan or arrangement.

ˆ
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.