Form 10-Q
period 2017-03-31
HEALTHSOUTH CORP
filed 2017-04-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

(205) 967-7116
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒        Accelerated filer   ☐         Smaller reporting company   ☐
Non-Accelerated filer   ☐ (Do not check if a smaller reporting company)    Emerging growth company   ☐
If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 89,569,698 shares of common stock outstanding, net of treasury shares, as of April 21, 2017.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as uncertainties and factors, if any, discussed in Part II, Item 1A, Risk Factors, and elsewhere in this Form 10-Q, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to claims;

•	potential incidents affecting the proper operation, availability, or security of our information systems, including the patient information stored there;

•	new or changing quality reporting requirements impacting operational costs or our Medicare reimbursement;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•	our ability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation, which is required to participate in the Medicare program;

•	our ability to attract and retain key management personnel, including as a part of executive management succession planning; and

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
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Net operating revenues	$974.8	$909.8
Less: Provision for doubtful accounts	(16.4)	(16.5)
Net operating revenues less provision for doubtful accounts	958.4	893.3
Operating expenses:
Salaries and benefits	530.1	486.1
Other operating expenses	129.1	119.2
Occupancy costs	17.9	18.0
Supplies	37.0	35.0
General and administrative expenses	36.5	31.9
Depreciation and amortization	45.2	42.4
Professional fees—accounting, tax, and legal	—	0.2
Total operating expenses	795.8	732.8
Loss on early extinguishment of debt	—	2.4
Interest expense and amortization of debt discounts and fees	41.3	44.6
Other income	(1.0)	(0.6)
Equity in net income of nonconsolidated affiliates	(2.1)	(2.4)
Income from continuing operations before income tax expense	124.4	116.5
Provision for income tax expense	39.7	39.7
Income from continuing operations	84.7	76.8
Loss from discontinued operations, net of tax	(0.3)	(0.1)
Net income	84.4	76.7
Less: Net income attributable to noncontrolling interests	(17.6)	(18.7)
Net income attributable to HealthSouth	$66.8	$58.0

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	88.8	89.5
Diluted	99.0	99.4

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.75	$0.65
Discontinued operations	—	—
Net income	$0.75	$0.65
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.61
Discontinued operations	—	—
Net income	$0.70	$0.61

Cash dividends per common share	$0.24	$0.23

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$67.1	$58.1
Loss from discontinued operations, net of tax	(0.3)	(0.1)
Net income attributable to HealthSouth	$66.8	$58.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Millions)
COMPREHENSIVE INCOME
Net income	$84.4	$76.7
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	0.4	0.2
Other comprehensive income before income taxes	0.4	0.2
Provision for income tax expense related to other comprehensive income items	(0.1)	(0.1)
Other comprehensive income, net of tax	0.3	0.1
Comprehensive income	84.7	76.8
Comprehensive income attributable to noncontrolling interests	(17.6)	(18.7)
Comprehensive income attributable to HealthSouth	$67.1	$58.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2017	December 31, 2016
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$61.2	$40.5
Accounts receivable, net of allowance for doubtful accounts of $55.6 in 2017; $53.9 in 2016	438.0	443.8
Other current assets	183.1	170.2
Total current assets	682.3	654.5
Property and equipment, net	1,406.1	1,391.8
Goodwill	1,931.4	1,927.2
Intangible assets, net	404.4	411.3
Deferred income tax assets	35.3	75.8
Other long-term assets	244.3	221.3
Total assets(1)	$4,703.8	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$37.9	$37.1
Accounts payable	68.9	68.3
Accrued expenses and other current liabilities	380.5	370.2
Total current liabilities	487.3	475.6
Long-term debt, net of current portion	2,915.5	2,979.3
Other long-term liabilities	168.5	160.0
	3,571.3	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	153.4	138.3
Shareholders’ equity:
HealthSouth shareholders’ equity	779.7	735.9
Noncontrolling interests	199.4	192.8
Total shareholders’ equity	979.1	928.7
Total liabilities(1) and shareholders’ equity	$4,703.8	$4,681.9

(1)
Our consolidated assets as of March 31, 2017 and December 31, 2016 include total assets of variable interest entities of $261.5 million and $262.3 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2017 and December 31, 2016 include total liabilities of the variable interest entities of $49.6 million and $50.3 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2017
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7
Net income	—	—	—	66.8	—	—	14.5	81.3
Receipt of treasury stock	(0.2)	—	—	—	—	(6.9)	—	(6.9)
Dividends declared on common stock	—	—	(21.6)	—	—	—	—	(21.6)
Stock-based compensation	—	—	3.4	—	—	—	—	3.4
Stock options exercised	—	—	0.6	—	—	(0.4)	—	0.2
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(10.5)	(10.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	2.6	2.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(8.2)	—	—	—	—	(8.2)
Repurchases of common stock in open market	(0.5)	—	—	—	—	(18.1)	—	(18.1)
Other	0.6	—	0.2	1.2	0.3	(0.1)	—	1.6
Balance at end of period	89.5	$1.1	$2,800.1	$(1,380.4)	$(0.9)	$(640.2)	$199.4	$979.1

	Three Months Ended March 31, 2016
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3
Net income	—	—	—	58.0	—	—	14.8	72.8
Receipt of treasury stock	(0.4)	—	—	—	—	(9.9)	—	(9.9)
Dividends declared on common stock	—	—	(20.8)	—	—	—	—	(20.8)
Stock-based compensation	—	—	5.9	—	—	—	—	5.9
Stock options exercised	0.2	—	5.0	—	—	(4.6)	—	0.4
Distributions declared	—	—	—	—	—	—	(17.1)	(17.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	7.4	7.4
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	16.3	—	—	—	—	16.3
Repurchases of common stock in open market	(0.4)	—	—	—	—	(12.9)	—	(12.9)
Other	0.5	—	1.2	—	0.1	(0.2)	1.4	2.5
Balance at end of period	90.0	$1.1	$2,842.5	$(1,638.0)	$(1.1)	$(555.0)	$174.4	$823.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Cash flows from operating activities:
Net income	$84.4	$76.7
Loss from discontinued operations, net of tax	0.3	0.1
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	16.4	16.5
Depreciation and amortization	45.2	42.4
Equity in net income of nonconsolidated affiliates	(2.1)	(2.4)
Distributions from nonconsolidated affiliates	2.1	1.7
Stock-based compensation	8.0	4.5
Deferred tax expense	49.0	34.7
Other, net	2.5	5.9
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(20.0)	(45.7)
Other assets	(16.4)	1.8
Accounts payable	(1.7)	0.6
Accrued payroll	(3.0)	30.8
Other liabilities	16.5	4.1
Premium paid on redemption of bonds	—	(1.9)
Net cash used in operating activities of discontinued operations	(0.4)	(0.2)
Total adjustments	96.1	92.8
Net cash provided by operating activities	180.8	169.6

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(41.2)	(31.4)
Additions to capitalized software costs	(3.6)	(7.7)
Acquisitions of businesses, net of cash acquired	(16.4)	—
Net change in restricted cash	(4.7)	(3.2)
Other, net	12.1	2.8
Net cash used in investing activities	(53.8)	(39.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(6.4)	(56.3)
Borrowings on revolving credit facility	55.0	60.0
Payments on revolving credit facility	(122.0)	(60.0)
Repurchases of common stock, including fees and expenses	(18.1)	(12.9)
Dividends paid on common stock	(22.2)	(21.3)
Proceeds from exercising stock warrants	26.6	—
Distributions paid to noncontrolling interests of consolidated affiliates	(11.5)	(15.6)
Taxes paid on behalf of employees for shares withheld	(6.9)	(9.9)
Other, net	(0.8)	(2.5)
Net cash used in financing activities	(106.3)	(118.5)
Increase in cash and cash equivalents	20.7	11.6
Cash and cash equivalents at beginning of period	40.5	61.6
Cash and cash equivalents at end of period	$61.2	$73.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 35 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes filed with the United States Securities and Exchange Commission in HealthSouth’s Annual Report on Form 10-K filed on February 22, 2017 (the “2016 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
See also Note 12, Segment Reporting.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2017	2016
Medicare	75.2%	75.4%
Medicare Advantage	8.8%	7.8%
Managed care	9.9%	9.5%
Medicaid	2.6%	3.4%
Other third-party payors	1.2%	1.4%
Workers’ compensation	0.8%	0.9%
Patients	0.5%	0.5%
Other income	1.0%	1.1%
Total	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2017	2016
Medicare	73.3%	73.8%
Medicare Advantage	8.5%	7.6%
Managed care	11.2%	11.0%
Medicaid	2.8%	3.0%
Other third-party payors	1.5%	1.6%
Workers’ compensation	0.9%	1.1%
Patients	0.6%	0.6%
Other income	1.2%	1.3%
Total	100.0%	100.0%
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2017	2016
Medicare	84.1%	83.5%
Medicare Advantage	10.3%	8.7%
Managed care	4.0%	2.7%
Medicaid	1.4%	4.9%
Patients	0.1%	0.1%
Other income	0.1%	0.1%
Total	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2016 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Amounts considered to be doubtful accounts under ASC 606 will be presented as a component of Total operating expenses within the consolidated statements of operations. We expect to adopt ASC 606 retrospectively effective January 1, 2018.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This revised standard requires the change in fair value of many equity investments to be recognized in net income. This revised standard is effective for our interim and annual periods beginning January 1, 2018. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we expect to recognize mark-to-market gains and losses associated with our available-for-sale equity securities through Net income instead of Accumulated other comprehensive income. We continue to review the requirements of this revised standard and any potential impact it may have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of future minimum lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. This standard will be effective for our annual reporting period beginning on January 1, 2019. Early adoption is permitted. In transition, we will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, we anticipate restating our consolidated financial statements for the two fiscal years prior to the year of adoption. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we expect that virtually all of our existing operating leases will be reflected as right-of-use assets and liabilities on our consolidated balance sheets under the new standard. We do not expect to early adopt this standard. See Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2016 Form 10-K for disclosure related to our operating leases.
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis. In addition, all income tax-related cash flows resulting from share-based windfall tax benefits are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. The standard also clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. Finally, the standard allows entities to make an accounting policy election to either estimate forfeitures for each period or account for forfeitures as they occur. For HealthSouth, this guidance is effective for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. As a result of our adoption of this guidance effective January 1, 2017, we recorded $1.2 million of tax benefits in excess of compensation cost (“windfalls”) to Provision for income tax expense in our condensed consolidating statement of operations for the three months ended March 31, 2017. We elected to retrospectively apply the change to our condensed consolidating statements of cash flows, which will result in a reclassification of windfalls of $17.3 million from Cash flows from financing activities to Cash flows from operating activities for the year ended December 31, 2016. We also elected to retrospectively apply the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for withheld shares on our condensed consolidating statements of cash flows for the three months ended March 31, 2016, which resulted in a reclassification of $9.9 million from Cash flows from operating activities to Cash flows from financing activities. We did not elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate forfeitures at each period. The adoption of this guidance did not have a material impact on our consolidated financial statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Inpatient Rehabilitation
On April 1, 2017, we acquired approximately 80% of the Memorial Hospital at Gulfport, a 33-bed inpatient rehabilitation hospital in Gulfport, Mississippi through a joint venture with Memorial Hospital at Gulfport. Approximately $11 million was paid on March 31, 2017 and is included in Other long-term assets in our condensed consolidated balance sheet as of March 31, 2017 and Acquisitions of businesses, net of cash acquired within investing activities of our condensed consolidated statement of cash flows for the three months ended March 31, 2017. This transaction was not material to our financial position, results of operations, or cash flows.
Home Health and Hospice
During the three months ended March 31, 2017, we completed the following home health acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In February 2017, we acquired the assets of Celtic Healthcare of Maryland, Inc. (“Celtic”), a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland.

•	In February 2017, we also acquired the assets of two home health locations from Community Health Services, Inc. (“Community”), located in Owensboro, Kentucky and Elizabethtown, Kentucky.
We accounted for both of these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from their respective dates of acquisition. Assets acquired were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired locations’ mobile workforce and established relationships within each community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. All goodwill recorded as a result of these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	$0.1
Trade name (useful life of 1 year)	0.1
Certificates of need (useful lives of 10 years)	0.7
Licenses (useful lives of 10 years)	0.4
Goodwill	4.2
Total assets acquired	$5.5
Information regarding the net cash paid for the home health acquisitions is as follows (in millions):

Three Months Ended March 31,
2017
Fair value of assets acquired	$1.3
Goodwill	4.2
Net cash paid for acquisitions	$5.5
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned home health acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2016 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to March 31, 2017	$0.4	$0.1
Combined entity: Supplemental pro forma from 01/01/2017-03/31/2017	975.2	66.8
Combined entity: Supplemental pro forma from 01/01/2016-03/31/2016	910.8	57.9
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K for information regarding acquisitions completed in 2016.

3.	Variable Interest Entities
As of March 31, 2017 and December 31, 2016, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. All ten of these entities were also consolidated as of December 31, 2016. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1.6	$1.6
Accounts receivable, net of allowance for doubtful accounts	31.1	30.8
Other current assets	4.2	5.8
Total current assets	36.9	38.2
Property and equipment, net	141.2	140.0
Goodwill	73.5	73.5
Intangible assets, net	9.0	9.6
Other long-term assets	0.9	1.0
Total assets	$261.5	$262.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.6	$1.5
Accounts payable	5.9	6.8
Accrued expenses and other current liabilities	12.5	12.2
Total current liabilities	20.0	20.5
Long-term debt, net of current portion	29.6	29.8
Total liabilities	$49.6	$50.3

4.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2017 and December 31, 2016, we had $12.9 million and $13.0 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2017	2016
Net operating revenues	$10.8	$11.2
Operating expenses	(6.3)	(6.2)
Income from continuing operations, net of tax	4.4	5.0
Net income	4.4	5.0

5.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2017	December 31, 2016
Credit Agreement—
Advances under revolving credit facility	$85.0	$152.0
Term loan facilities	415.7	421.2
Bonds payable—
5.125% Senior Notes due 2023	295.4	295.3
5.75% Senior Notes due 2024	1,193.4	1,193.2
5.75% Senior Notes due 2025	344.0	343.9
2.00% Convertible Senior Subordinated Notes due 2043	278.2	275.7
Other notes payable	63.1	55.8
Capital lease obligations	278.6	279.3
	2,953.4	3,016.4
Less: Current portion	(37.9)	(37.1)
Long-term debt, net of current portion	$2,915.5	$2,979.3
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
April 1 through December 31, 2017	$28.4	$28.4
2018	38.6	38.6
2019	39.7	39.7
2020	769.3	726.3
2021	10.8	10.8
2022	24.9	24.9
Thereafter	2,101.9	2,084.7
Total	$3,013.6	$2,953.4
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new corporate headquarters in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new corporate headquarters and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new corporate headquarters during the construction period. Construction commenced in the second quarter of 2016. As of March 31, 2017 and December 31, 2016, Property and equipment, net includes $28.3 million and $20.3 million, respectively, for the construction costs incurred to date by the Developer, and Long-term debt, net of current portion includes a corresponding noncurrent financing obligation liability of $28.3 million and $20.3 million within our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively. It is estimated that the total financing obligation associated with the Developer’s costs to construct the new corporate headquarters will be $56 million. The amounts recorded for construction costs and the corresponding liability are noncash activities for purposes of our condensed consolidated statement of cash flows.
For additional information regarding our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$138.3	$121.1
Net income attributable to noncontrolling interests	3.1	3.9
Distributions declared	(1.9)	(2.1)
Change in fair value	13.9	(26.7)
Balance at end of period	$153.4	$96.2
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,

	2017	2016
Net income attributable to nonredeemable noncontrolling interests	$14.5	$14.8
Net income attributable to redeemable noncontrolling interests	3.1	3.9
Net income attributable to noncontrolling interests	$17.6	$18.7

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$17.5	$—	$17.5	$—	M
Other long-term assets:
Restricted marketable securities	36.8	—	36.8	—	M
Redeemable noncontrolling interests	153.4	—	—	153.4	I
As of December 31, 2016
Other current assets:
Current portion of restricted marketable securities	$24.2	$—	$24.2	$—	M
Other long-term assets:
Restricted marketable securities	33.5	—	33.5	—	M
Redeemable noncontrolling interests	138.3	—	—	138.3	I
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

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2017 and March 31, 2016, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2016 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$85.0	$85.0	$152.0	$152.0
Term loan facilities	415.7	416.9	421.2	422.5
5.125% Senior Notes due 2023	295.4	301.5	295.3	297.8
5.75% Senior Notes due 2024	1,193.4	1,206.0	1,193.2	1,216.6
5.75% Senior Notes due 2025	344.0	349.6	343.9	349.6
2.00% Convertible Senior Subordinated Notes due 2043	278.2	390.8	275.7	382.6
Other notes payable	63.1	63.1	55.8	55.8
Financial commitments:
Letters of credit	—	36.4	—	33.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2016 Form 10-K.

8.	Share-Based Payments
In February 2017, we issued a total of 0.6 million restricted stock awards to members of our management team. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2017, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K.

9.	Income Taxes
Our Provision for income tax expense of $39.7 million and $39.7 million for the three months ended March 31, 2017 and 2016, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We have state net operating losses (“NOLs”) of $64.8 million that expire in various amounts at varying times through 2031. The $35.3 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2017 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2017, we maintained a valuation allowance of $28.9 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our Medicare Administrative Contractors. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $54 million through March 31, 2017. Approximately $39 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate.
Total remaining gross unrecognized tax benefits were $0.3 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2016	$2.8
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2.1)
Balance at March 31, 2017	$0.3
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2017 and 2016 was not material. Accrued interest income related to income taxes as of March 31, 2017 and December 31, 2016 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year and in December 2016 for the 2017 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and is currently examining 2016 and 2017. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. In February 2017, the IRS issued a no-change Revenue Agent’s Report effectively closing our 2015 tax audit. We have settled federal income tax examinations with the IRS for all tax years through 2013 as well as 2015. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by three states for tax years ranging from 2012 through 2015.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we do not anticipate that any of our unrecognized tax benefits will be released within the next 12 months.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic:
Numerator:
Income from continuing operations	$84.7	$76.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(17.6)	(18.7)
Less: Income allocated to participating securities	(0.2)	(0.2)
Income from continuing operations attributable to HealthSouth common shareholders	66.9	57.9
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.3)	(0.1)
Net income attributable to HealthSouth common shareholders	$66.6	$57.8
Denominator:
Basic weighted average common shares outstanding	88.8	89.5
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.75	$0.65
Discontinued operations	—	—
Net income	$0.75	$0.65

Diluted:
Numerator:
Income from continuing operations	$84.7	$76.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(17.6)	(18.7)
Add: Interest on convertible debt, net of tax	2.5	2.4
Income from continuing operations attributable to HealthSouth common shareholders	69.6	60.5
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.3)	(0.1)
Net income attributable to HealthSouth common shareholders	$69.3	$60.4
Denominator:
Diluted weighted average common shares outstanding	99.0	99.4
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.61
Discontinued operations	—	—
Net income	$0.70	$0.61

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	88.8	89.5
Convertible senior subordinated notes	8.6	8.4
Restricted stock awards, dilutive stock options, and restricted stock units	1.6	1.5
Diluted weighted average common shares outstanding	99.0	99.4
In October 2016 and February 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January and April 2017, respectively. As of March 31, 2017 and December 31, 2016, accrued common stock dividends of $22.0 million and $22.2 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
The indenture underlying our convertible notes includes antidilutive protection that requires adjustments to the number of shares of common stock issuable upon conversion and the exercise price for common stock upon the occurrence of certain events, including payment of cash dividends on our common stock after a de minimis threshold. At issuance, the convertible notes had a conversion price of $39.65 per share, which was equal to an initial conversion rate of 25.2194 shares per $1,000 principal amount of the convertible notes. The payment of dividends on our common stock has triggered and will continue to trigger, from time to time, the antidilutive adjustment provisions of the convertible notes. The current conversion price of the convertible notes is $36.74 per share, and the conversion rate is 27.2221 for each $1,000 principal amount of the convertible notes.
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
The following table summarizes information relating to these warrants and their activity through their expiration date (number of warrants in millions):

	Number of Warrants	Weighted-Average Exercise Price
Common stock warrants outstanding as of December 31, 2016	8.2	$41.40
Cashless exercise	(6.5)	41.40
Cash exercise	(0.6)	41.40
Expired	(1.1)	41.40
Common stock warrants outstanding as of January 17, 2017	—
The above exercises resulted in the issuance of 0.7 million shares of common stock. Cash exercises resulted in gross proceeds of approximately $27 million.
See Note 9, Long-term Debt and Note 16, Earnings per Common Share, to the consolidated financial statements accompanying the 2016 Form 10-K for additional information related to our convertible notes, common stock, common stock warrants, and convertible perpetual preferred stock.

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
Nichols Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against HealthSouth and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims are derivative in nature, and the claims are time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. The Supreme Court has not yet scheduled a hearing on the appeal.
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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. The Supreme Court has not yet scheduled a hearing on the appeal. We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of March 31, 2017, we maintained a liability of $20.0 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet with a corresponding receivable of $15.0 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Governmental Inquiries and Investigations—
On June 24, 2011, we received a document subpoena addressed to HealthSouth Hospital of Houston, a long-term acute care hospital (“LTCH”) we closed in August 2011, and issued from the Dallas, Texas office of the United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”). The subpoena stated it was in connection with an investigation of possible false or otherwise improper claims submitted to Medicare and Medicaid and requested documents and materials relating to patient admissions, length of stay, and discharge matters at this closed LTCH. We furnished the documents requested and have heard nothing from the HHS-OIG since December 2012.
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
Other Matters—
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings alleging violations of the False Claims Act. These qui tam cases are sealed by the court at the time of filing. Prior to the release of the seal by the presiding court, the only parties typically privy to the information contained in the complaint are the relator, the federal government, and the court. It is possible that qui tam lawsuits have been filed against us and that those suits remain under seal or that we are unaware of such filings or prevented by existing law, or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 30 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2017, we operate 123 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of March 31, 2017, we provide home health and hospice services in 228 locations across 25 states. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2016 Form 10-K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the payor composition of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Net operating revenues	$792.5	$749.2	$182.3	$160.6
Less: Provision for doubtful accounts	(14.7)	(15.6)	(1.7)	(0.9)
Net operating revenues less provision for doubtful accounts	777.8	733.6	180.6	159.7
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	398.2	369.9	—	—
Other operating expenses	111.8	104.8	—	—
Supplies	33.7	32.4	—	—
Occupancy costs	15.1	15.6	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	89.0	78.4
Support and overhead costs	—	—	66.8	57.0
	558.8	522.7	155.8	135.4
Other income	(1.0)	(0.6)	—	—
Equity in net income of nonconsolidated affiliates	(1.9)	(2.2)	(0.2)	(0.2)
Noncontrolling interests	16.5	16.8	1.1	1.9
Segment Adjusted EBITDA	$205.4	$196.9	$23.9	$22.6

Capital expenditures	$43.1	$38.7	$1.7	$0.4

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of March 31, 2017
Total assets	$3,651.7	$1,122.5	$4,703.8
Investments in and advances to nonconsolidated affiliates	10.3	2.6	12.9
As of December 31, 2016
Total assets	$3,629.6	$1,123.7	$4,681.9
Investments in and advances to nonconsolidated affiliates	10.6	2.4	13.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended March 31,
	2017	2016
Total segment Adjusted EBITDA	$229.3	$219.5
General and administrative expenses	(36.5)	(31.9)
Depreciation and amortization	(45.2)	(42.4)
Gain (loss) on disposal or impairment of assets	0.5	(0.2)
Professional fees - accounting, tax, and legal	—	(0.2)
Loss on early extinguishment of debt	—	(2.4)
Interest expense and amortization of debt discounts and fees	(41.3)	(44.6)
Net income attributable to noncontrolling interests	17.6	18.7
Income from continuing operations before income tax expense	$124.4	$116.5

	March 31, 2017	December 31, 2016
Total assets for reportable segments	$4,774.2	$4,753.3
Reclassification of deferred income tax liabilities to net deferred income tax assets	(70.4)	(71.4)
Total consolidated assets	$4,703.8	$4,681.9
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2017	2016
Inpatient rehabilitation:
Inpatient	$766.2	$719.4
Outpatient and other	26.3	29.8
Total inpatient rehabilitation	792.5	749.2
Home health and hospice:
Home health	165.3	150.9
Hospice	17.0	9.7
Total home health and hospice	182.3	160.6
Total net operating revenues	$974.8	$909.8

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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement)

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.3	$576.2	$424.5	$(31.2)	$974.8
Less: Provision for doubtful accounts	—	(10.8)	(5.6)	—	(16.4)
Net operating revenues less provision for doubtful accounts	5.3	565.4	418.9	(31.2)	958.4
Operating expenses:
Salaries and benefits	11.2	272.3	251.9	(5.3)	530.1
Other operating expenses	8.2	77.7	55.1	(11.9)	129.1
Occupancy costs	0.5	23.3	8.1	(14.0)	17.9
Supplies	—	23.7	13.3	—	37.0
General and administrative expenses	31.6	—	4.9	—	36.5
Depreciation and amortization	2.4	26.6	16.2	—	45.2
Total operating expenses	53.9	423.6	349.5	(31.2)	795.8
Interest expense and amortization of debt discounts and fees	35.2	5.4	5.8	(5.1)	41.3
Other income	(5.4)	(0.1)	(0.6)	5.1	(1.0)
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.2)	—	(2.1)
Equity in net income of consolidated affiliates	(86.3)	(9.5)	—	95.8	—
Management fees	(35.9)	27.4	8.5	—	—
Income from continuing operations before income tax (benefit) expense	43.8	120.5	55.9	(95.8)	124.4
Provision for income tax (benefit) expense	(23.3)	48.1	14.9	—	39.7
Income from continuing operations	67.1	72.4	41.0	(95.8)	84.7
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income	66.8	72.4	41.0	(95.8)	84.4
Less: Net income attributable to noncontrolling interests	—	—	(17.6)	—	(17.6)
Net income attributable to HealthSouth	$66.8	$72.4	$23.4	$(95.8)	$66.8
Comprehensive income	$67.1	$72.4	$41.0	$(95.8)	$84.7
Comprehensive income attributable to HealthSouth	$67.1	$72.4	$23.4	$(95.8)	$67.1

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$42.4	$2.6	$16.2	$—	$61.2
Accounts receivable, net	—	277.7	160.3	—	438.0
Other current assets	97.2	24.0	146.5	(84.6)	183.1
Total current assets	139.6	304.3	323.0	(84.6)	682.3
Property and equipment, net	49.8	974.7	381.6	—	1,406.1
Goodwill	—	860.6	1,070.8	—	1,931.4
Intangible assets, net	10.9	114.3	279.2	—	404.4
Deferred income tax assets	50.3	57.7	—	(72.7)	35.3
Other long-term assets	47.5	115.1	81.7	—	244.3
Intercompany notes receivable	521.8	—	—	(521.8)	—
Intercompany receivable and investments in consolidated affiliates	2,859.9	208.8	—	(3,068.7)	—
Total assets	$3,679.8	$2,635.5	$2,136.3	$(3,747.8)	$4,703.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.8	$8.6	$(17.5)	$37.9
Accounts payable	7.1	37.2	24.6	—	68.9
Accrued expenses and other current liabilities	198.8	79.0	169.8	(67.1)	380.5
Total current liabilities	245.9	123.0	203.0	(84.6)	487.3
Long-term debt, net of current portion	2,617.7	248.0	49.8	—	2,915.5
Intercompany notes payable	—	—	521.8	(521.8)	—
Other long-term liabilities	36.5	15.8	188.6	(72.4)	168.5
Intercompany payable	—	—	148.2	(148.2)	—
	2,900.1	386.8	1,111.4	(827.0)	3,571.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	153.4	—	153.4
Shareholders’ equity:
HealthSouth shareholders’ equity	779.7	2,248.7	672.1	(2,920.8)	779.7
Noncontrolling interests	—	—	199.4	—	199.4
Total shareholders’ equity	779.7	2,248.7	871.5	(2,920.8)	979.1
Total liabilities and shareholders’ equity	$3,679.8	$2,635.5	$2,136.3	$(3,747.8)	$4,703.8

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$20.6	$1.6	$18.3	$—	$40.5
Accounts receivable, net	—	276.5	167.3	—	443.8
Other current assets	49.9	24.2	114.7	(18.6)	170.2
Total current assets	70.5	302.3	300.3	(18.6)	654.5
Property and equipment, net	41.6	987.3	362.9	—	1,391.8
Goodwill	—	860.6	1,066.6	—	1,927.2
Intangible assets, net	12.0	115.6	283.7	—	411.3
Deferred income tax assets	90.9	57.6	—	(72.7)	75.8
Other long-term assets	49.0	95.1	77.2	—	221.3
Intercompany notes receivable	528.8	—	—	(528.8)	—
Intercompany receivable and investments in consolidated affiliates	2,855.5	96.3	—	(2,951.8)	—
Total assets	$3,648.3	$2,514.8	$2,090.7	$(3,571.9)	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.4	$8.2	$(17.5)	$37.1
Accounts payable	7.0	37.4	23.9	—	68.3
Accrued expenses and other current liabilities	150.7	82.3	138.3	(1.1)	370.2
Total current liabilities	197.7	126.1	170.4	(18.6)	475.6
Long-term debt, net of current portion	2,679.2	248.9	51.2	—	2,979.3
Intercompany notes payable	—	—	528.8	(528.8)	—
Other long-term liabilities	35.5	15.2	181.6	(72.3)	160.0
Intercompany payable	—	—	168.2	(168.2)	—
	2,912.4	390.2	1,100.2	(787.9)	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	—	—	138.3	—	138.3
Shareholders’ equity:
HealthSouth shareholders’ equity	735.9	2,124.6	659.4	(2,784.0)	735.9
Noncontrolling interests	—	—	192.8	—	192.8
Total shareholders’ equity	735.9	2,124.6	852.2	(2,784.0)	928.7
Total liabilities and shareholders’ equity	$3,648.3	$2,514.8	$2,090.7	$(3,571.9)	$4,681.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$45.1	$74.0	$61.7	$—	$180.8
Cash flows from investing activities:
Purchases of property and equipment	(5.2)	(13.1)	(22.9)	—	(41.2)
Additions to capitalized software costs	(3.0)	(0.2)	(0.4)	—	(3.6)
Acquisitions of businesses, net of cash acquired	(10.9)	—	(5.5)	—	(16.4)
Net change in restricted cash	—	—	(4.7)	—	(4.7)
Proceeds from repayment of intercompany note receivable	7.0	—	—	(7.0)	—
Other, net	(0.8)	9.0	3.9	—	12.1
Net cash used in investing activities	(12.9)	(4.3)	(29.6)	(7.0)	(53.8)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(5.6)	—	(0.8)	—	(6.4)
Principal payments on intercompany note payable	—	—	(7.0)	7.0	—
Borrowings on revolving credit facility	55.0	—	—	—	55.0
Payments on revolving credit facility	(122.0)	—	—	—	(122.0)
Repurchases of common stock, including fees and expenses	(18.1)	—	—	—	(18.1)
Dividends paid on common stock	(22.2)	—	—	—	(22.2)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(11.5)	—	(11.5)
Taxes paid on behalf of employees for shares withheld	(6.6)	—	(0.3)	—	(6.9)
Other, net	0.2	(1.6)	0.6	—	(0.8)
Change in intercompany advances	82.3	(67.1)	(15.2)	—	—
Net cash used in financing activities	(10.4)	(68.7)	(34.2)	7.0	(106.3)
Increase (decrease) in cash and cash equivalents	21.8	1.0	(2.1)	—	20.7
Cash and cash equivalents at beginning of period	20.6	1.6	18.3	—	40.5
Cash and cash equivalents at end of period	$42.4	$2.6	$16.2	$—	$61.2

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$18.8	$90.9	$59.9	$—	$169.6
Cash flows from investing activities:
Purchases of property and equipment	(3.2)	(14.3)	(13.9)	—	(31.4)
Additions to capitalized software costs	(7.7)	—	—	—	(7.7)
Net change in restricted cash	—	—	(3.2)	—	(3.2)
Proceeds from repayment of intercompany notes receivable	5.0	—	—	(5.0)	—
Other, net	—	(0.3)	3.1	—	2.8
Net cash used in investing activities	(5.9)	(14.6)	(14.0)	(5.0)	(39.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(55.6)	(0.4)	(0.3)	—	(56.3)
Principal payments on intercompany note payable	—	—	(5.0)	5.0	—
Borrowings on revolving credit facility	60.0	—	—	—	60.0
Payments on revolving credit facility	(60.0)	—	—	—	(60.0)
Repurchases of common stock, including fees and expenses	(12.9)	—	—	—	(12.9)
Dividends paid on common stock	(21.3)	—	—	—	(21.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(15.6)	—	(15.6)
Taxes paid on behalf of employees for shares withheld	(9.9)	—	—	—	(9.9)
Other, net	1.9	(1.4)	(3.0)	—	(2.5)
Change in intercompany advances	91.5	(72.9)	(18.6)	—	—
Net cash used in financing activities	(6.3)	(74.7)	(42.5)	5.0	(118.5)
Increase in cash and cash equivalents	6.6	1.6	3.4	—	11.6
Cash and cash equivalents at beginning of period	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of period	$47.8	$2.8	$22.6	$—	$73.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report and our audited consolidated financial statements for the year ended December 31, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations which are included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2016 Form 10-K.
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 35 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2016 Form 10-K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 30 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2017, we operate 123 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 81% of our Net operating revenues for the three months ended March 31, 2017.
Home Health and Hospice
We are the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. As of March 31, 2017, we provide home health and hospice services in 228 locations across 25 states, with concentrations in the Southeast, Oklahoma, and Texas. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 19% of our Net operating revenues for the three months ended March 31, 2017.
2017 Overview
Our 2017 strategy focuses on the following priorities:

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

•	continuing our shareholder distributions such as common stock dividends and repurchases of our common stock; and

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives including developing and implementing risk-sharing strategies, enhancing clinical collaboration between our inpatient rehabilitation hospitals and home health and hospice agencies, refining and expanding clinical data analytics utilization to further improve patient outcomes, leveraging clinical expertise to increase stroke admissions, and completing the installation of our electronic clinical information system (“ACE-IT”) in substantially all of our hospitals and enhancing utilization via continuous in-service upgrades.

During the three months ended March 31, 2017, Net operating revenues increased by 7.1% over the same period of 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 2.8% coupled with a 3.6% increase in net patient revenue per discharge in the first quarter of 2017 generated 5.8% growth in net patient revenue from our hospitals compared to the first quarter of 2016. Discharge growth included a 1.6% increase in same-store discharges. Our inpatient rehabilitation outcome and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, home health admission growth of 19.6% coupled with the impact of a 1.4% decrease in revenue per episode in the first quarter of 2017 generated 13.5% growth in home health and hospice revenue compared to the first quarter of 2016. Home health admission growth included a 13.9% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2017 related to our inpatient rehabilitation segment have included the following:

•	began operating the 33-bed inpatient rehabilitation hospital in Gulfport, Mississippi with our joint venture partner, Memorial Hospital at Gulfport, in April 2017;

•	began operating the 60-bed inpatient rehabilitation hospital in Westerville, Ohio with our joint venture partner, Mount Carmel Health System, in April 2017;

•
continued construction of our 48-bed joint venture hospital with West Tennessee Healthcare in Jackson, Tennessee. The joint venture's operation of the hospital is expected to begin in the third quarter of 2017;

•
continued planning the operation of our 29-bed joint venture hospital with Tidelands Health in Murrells Inlet, South Carolina. The joint venture's operation of the hospital is expected to begin in the second quarter of 2018;

•
continued planning the construction of our 68-bed joint venture hospital with Novant Health, Inc. in Winston-Salem, North Carolina. The joint venture's operation of the hospital is expected to begin in the fourth quarter of 2018;

•	continued our capacity expansions by adding 24 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Pearland, Texas	40	Q4 2016	Q4 2017
Shelby County, Alabama	34	Q1 2017	Q2 2018
Hilton Head, South Carolina	38	Q2 2017	Q2 2018
Murrieta, California	50	First half of 2017	Q4 2018
We also continued our growth efforts in our home health and hospice segment, which have included the following:

•	acquired, in February 2017, the assets of Celtic Healthcare of Maryland, Inc., a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland;

•	acquired, in February 2017, the assets of two home health locations from Community Health Services, Inc. located in Owensboro, Kentucky and Elizabethtown, Kentucky; and

•	began accepting patients at our new home health location in Braintree, Massachusetts.
In addition to our growth efforts, we continued our shareholder distributions. In October 2016 and February 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017 and April 2017, respectively. In addition, we repurchased 0.5 million shares of our common stock in the open market for approximately $18 million during the first quarter of 2017. See the “Liquidity and Capital Resources” section of this Item.
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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of ACE-IT. As of March 31, 2017, we had installed this system in 106 of our 123 hospitals, and we expect to complete installation in substantially all of our existing hospitals by the end of 2017. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and ACO partners. We are currently the home health provider to one ACO serving approximately 22,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer-term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2016 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including bed expansions at existing inpatient rehabilitation hospital and de novos, acquisition and de novo construction of inpatient rehabilitation hospitals, acquisition and opening of home health agencies and hospice agencies, repayments of long-term debt, common stock dividends, and repurchases of our common stock. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
The healthcare industry is facing many well-publicized regulatory and reimbursement challenges. The industry is also facing uncertainty associated with the efforts, primarily arising from initiatives included in the 2010 Healthcare Reform Laws (as defined in Item 1, Business, “Regulatory and Reimbursement Challenges” of the 2016 Form 10‑K) to identify and implement workable coordinated care and integrated delivery payment models. Successful healthcare providers are those who provide high-quality, cost-effective care and have the ability to adjust to changes in the regulatory and operating environments. We believe we have the necessary capabilities — scale, infrastructure, balance sheet, and management — to adapt to changes and continue to succeed in a highly regulated industry, and we have a proven track record of doing so.
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
Concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both, in 2017 and beyond. Additionally, many legislators in the United States House of Representatives and the United States Senate continue to express the policy objective of modifying or repealing the 2010 Healthcare Reform Laws. The election of President Donald Trump, along with Republican majorities in the United States Senate and House of Representatives, increase the likelihood of changes to or repeal of provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. At this time, it is unclear what, if any, of the Medicare-related changes may ultimately be enacted and signed into law by the President, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative initiatives.
On April 27, 2017, CMS released its notice of proposed rulemaking for fiscal year 2018 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The proposed rule would implement a net 1.0% market basket increase effective for discharges between October 1, 2017 and September 30, 2018, in accordance with the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015. The proposed rule also includes other regulatory changes we are currently evaluating.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. Under programs designated as “widespread probes,”

certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 70% success rate. The appeals process established by CMS has encountered significant delays in recent years. The resolution of these disputes can take in excess of three years. Currently, administrative law judges are hearing HealthSouth appeals from claims denied up to seven years. The majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules. We continue to discuss our objections to those interpretations with both the MAC and CMS. We cannot predict what, if any, changes will result from those discussions. If the MAC continues to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity. In May 2014, the American Hospital Association and others filed a lawsuit seeking to compel the United States Department of Health and Human Services (“HHS”) to meet the statutorily required deadlines for adjudication of denied Medicare claims. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to reduce the backlog of appeals by 30% by the end of 2017, by 60% by the end of 2018, by 90% by the end of 2019, and completely by the end of 2020. HHS has appealed the federal district court decision. On January 17, 2017, CMS published a rule implementing procedural and administrative changes to the appeals process, but it is unclear what, if any, impact these changes will have on the backlog. This new rule may be subject to legal challenge by healthcare providers as well. We cannot predict what, if any, further action CMS will take to reduce the backlog.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to the 2016 Form 10-K and Note 11, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2016 Form 10-K. Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notably for us are the reductions to our hospitals’ annual market basket updates, including productivity adjustments, mandated reductions to home health and hospice Medicare reimbursements, and future payment reforms such as ACOs and bundled payments.

While the change in administrations has added to regulatory uncertainty, the healthcare industry in general has been facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models. In these models, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the efficiency and overall value and quality of the services they provide to a patient. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new care delivery and payment model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are attempting to position the Company in preparation for whatever changes are ultimately made to the delivery system.
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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2016 Form 10-K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services.

See also Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2016 Form 10‑K.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2017	2016
Medicare	75.2%	75.4%
Medicare Advantage	8.8%	7.8%
Managed care	9.9%	9.5%
Medicaid	2.6%	3.4%
Other third-party payors	1.2%	1.4%
Workers’ compensation	0.8%	0.9%
Patients	0.5%	0.5%
Other income	1.0%	1.1%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2016 Form 10-K.

Our Results
For the three months ended March 31, 2017 and 2016, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues	$974.8	$909.8	7.1%
Less: Provision for doubtful accounts	(16.4)	(16.5)	(0.6)%
Net operating revenues less provision for doubtful accounts	958.4	893.3	7.3%
Operating expenses:
Salaries and benefits	530.1	486.1	9.1%
Other operating expenses	129.1	119.2	8.3%
Occupancy costs	17.9	18.0	(0.6)%
Supplies	37.0	35.0	5.7%
General and administrative expenses	36.5	31.9	14.4%
Depreciation and amortization	45.2	42.4	6.6%
Professional fees—accounting, tax, and legal	—	0.2	(100.0)%
Total operating expenses	795.8	732.8	8.6%
Loss on early extinguishment of debt	—	2.4	100.0%
Interest expense and amortization of debt discounts and fees	41.3	44.6	(7.4)%
Other income	(1.0)	(0.6)	66.7%
Equity in net income of nonconsolidated affiliates	(2.1)	(2.4)	(12.5)%
Income from continuing operations before income tax expense	124.4	116.5	6.8%
Provision for income tax expense	39.7	39.7	—%
Income from continuing operations	84.7	76.8	10.3%
Loss from discontinued operations, net of tax	(0.3)	(0.1)	200.0%
Net income	84.4	76.7	10.0%
Less: Net income attributable to noncontrolling interests	(17.6)	(18.7)	(5.9)%
Net income attributable to HealthSouth	$66.8	$58.0	15.2%
Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2017	2016
Provision for doubtful accounts	1.7%	1.8%
Operating expenses:
Salaries and benefits	54.4%	53.4%
Other operating expenses	13.2%	13.1%
Occupancy costs	1.8%	2.0%
Supplies	3.8%	3.8%
General and administrative expenses	3.7%	3.5%
Depreciation and amortization	4.6%	4.7%
Total operating expenses	81.6%	80.5%
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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three months ended March 31, 2017 over the same period of 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased in the three months ended March 31, 2017 compared to the same period of 2016 in terms of dollars and as a percent of Net operating revenues primarily due to the resolution of the administrative payment delays that impacted 2016 collections.
Salaries and Benefits
Salaries and benefits increased in the three months ended March 31, 2017 compared to the same period of 2016 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2016 development activities, and increases in salary and benefit costs.
Salaries and benefits as a percent of Net operating revenues increased during the three months ended March 31, 2017 compared to the same period of 2016 primarily as a result of an increase in full-time equivalents, salary and benefit cost increases, and Medicare home health reimbursement rate cuts. Full-time equivalents increased due to staffing increases at the former Reliant hospitals since their acquisition on October 1, 2015, a planned investment in additional clinical staff due to increased regulatory reporting requirements, and the ramping up of new hospitals in Hot Springs, Arkansas, Bryan, Texas, Broken Arrow, Oklahoma, and Modesto, California.
Other Operating Expenses
Other operating expenses increased in the three months ended March 31, 2017 compared to the same period of 2016 primarily due to increased patient volumes at our hospitals. As a percent of Net operating revenues, Other operating expenses increased during the three months ended March 31, 2017 compared to the same period of 2016 primarily due to various consulting projects, including the TeamWorks clinical collaborative initiative. For additional information on TeamWorks, see Item 1, Business, “Overview of the Company—Competitive Strengths,” to the 2016 Form 10-K.
Occupancy Costs
Occupancy costs during the three months ended March 31, 2017 compared to the same period of 2016 were relatively flat. As a percent of Net operating revenues, Occupancy costs decreased during the three months ended March 31, 2017 compared to the same period of 2016 primarily due to increased revenue.
Supplies
Supplies increased during the three months ended March 31, 2017 compared to the same period of 2016 due primarily to increased patient volumes. As a percent of Net operating revenues, Supplies expense was flat.
General and Administrative Expenses
General and administrative expenses increased during the three months ended March 31, 2017 compared to the same period of 2016 due primarily to increased salary and benefit costs. General and administrative expenses increased as a percent of Net operating revenues during the three months ended March 31, 2017 compared to the same period of 2016 primarily due to expenses associated with stock appreciation rights. See Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2017 compared to the same period of 2016 due to our capital expenditures and development activities in 2016.

Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the three months ended March 31, 2016 resulted from the $50.0 million redemption of our 7.75% Senior Notes due 2022 (the “2022 Notes”) in March of 2016. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10‑K for additional information regarding this transaction.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three months ended March 31, 2017 compared to the same period of 2016 resulted primarily from the redemptions of the 2022 Notes in 2016. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2017 compared to the same period of 2016 due to increased Net operating revenues.
Provision for Income Tax Expense
Our Provision for income tax expense in each period presented, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We currently estimate our cash payments for taxes to be approximately $95 million to $115 million, net of refunds, for 2017. These payments are expected to result from federal and state income tax expenses based on estimates of taxable income for 2017, net of tax deferral associated with pre-payment claims denials discussed below. For the three months ended March 31, 2017 and 2016, current income tax (benefit) expense was $(9.3) million and $5.0 million, respectively.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $54 million through March 31, 2017. Approximately $39 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate.
In certain jurisdictions, we do not expect to generate sufficient income to use all of the available state NOLs and other credits prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable tax jurisdiction, or if the timing of future tax deductions differs from our expectations.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.3 million and $2.8 million as of March 31, 2017 and December 31, 2016, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2016 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The decrease in Net Income Attributable to Noncontrolling Interests during the three months ended March 31, 2017 compared to the same period of 2016 primarily resulted from expenses associated with stock appreciation rights. See Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K.

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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2017	2016
Medicare	73.3%	73.8%
Medicare Advantage	8.5%	7.6%
Managed care	11.2%	11.0%
Medicaid	2.8%	3.0%
Other third-party payors	1.5%	1.6%
Workers’ compensation	0.9%	1.1%
Patients	0.6%	0.6%
Other income	1.2%	1.3%
Total	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,		Percentage Change
	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$766.2	$719.4	6.5%
Outpatient and other	26.3	29.8	(11.7)%
Inpatient rehabilitation segment revenues	792.5	749.2	5.8%
Less: Provision for doubtful accounts	(14.7)	(15.6)	(5.8)%
Net operating revenues less provision for doubtful accounts	777.8	733.6	6.0%
Operating expenses:
Salaries and benefits	398.2	369.9	7.7%
Other operating expenses	111.8	104.8	6.7%
Supplies	33.7	32.4	4.0%
Occupancy costs	15.1	15.6	(3.2)%
Other income	(1.0)	(0.6)	66.7%
Equity in net income of nonconsolidated affiliates	(1.9)	(2.2)	(13.6)%
Noncontrolling interests	16.5	16.8	(1.8)%
Segment Adjusted EBITDA	$205.4	$196.9	4.3%

	(Actual Amounts)
Discharges	42,259	41,098	2.8%
Net patient revenue per discharge	$18,131	$17,505	3.6%
Outpatient visits	152,454	162,649	(6.3)%
Average length of stay (days)	12.9	12.9	—%
Occupancy %	71.0%	68.9%	3.0%
# of licensed beds	8,528	8,481	0.6%
Full-time equivalents*	20,254	19,352	4.7%
Employees per occupied bed	3.39	3.48	(2.6)%

*
Excludes approximately 430 full-time equivalents for the three months ended March 31, 2017 and 2016, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net operating revenues were 5.8% higher during the first quarter of 2017 compared to the same quarter of 2016. This increase included a 2.8% increase in patient discharges and a 3.6% increase in net patient revenue per discharge. Discharge growth included a 1.6% increase in same-store discharges. Discharge growth from new stores resulted from joint ventures in Hot Springs, Arkansas (February 2016), Bryan, Texas (August 2016), and Broken Arrow, Oklahoma (August 2016), as well as a wholly owned hospital in Modesto, California (December 2016). Growth in net patient revenue per discharge resulted primarily from patient mix (higher percentage of stroke and neurological patients). Same-store discharge growth of 2.8% in the first quarter of 2016 included approximately 80 to 100 basis points due to leap year.
Outpatient revenues decreased during the three months ended March 31, 2017 compared to the same period of 2016 due to the closure of six outpatient programs in the latter half of 2016.
Adjusted EBITDA
The increase in Adjusted EBITDA during the first quarter of 2017 compared to the same quarter of 2016 primarily resulted from revenue growth, as discussed above. Salaries and benefits in the first quarter of 2017 increased as a percent of net operating revenues primarily due to an increase in full-time equivalents. Full-time equivalents increased as a result of staffing increases at the former Reliant hospitals since their acquisition on October 1, 2015, a planned investment in additional clinical staff due to increased regulatory reporting requirements, and new stores. Other operating expenses increased as a percent of net operating revenues primarily due to various consulting projects, including the TeamWorks clinical collaborative initiative. Occupancy costs decreased as a percent of net operating revenues due to increased revenue, as discussed above. Bad debt expense as a percent of net operating revenues decreased from 2.1% in the first quarter of 2016 to 1.9% in the first quarter of 2017 due primarily to the resolution of the administrative payment delays that impacted 2016 collections.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2017	2016
Medicare	84.1%	83.5%
Medicare Advantage	10.3%	8.7%
Managed care	4.0%	2.7%
Medicaid	1.4%	4.9%
Patients	0.1%	0.1%
Other income	0.1%	0.1%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,		Percentage Change
	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$165.3	$150.9	9.5%
Hospice	17.0	9.7	75.3%
Home health and hospice segment revenues	182.3	160.6	13.5%
Less: Provision for doubtful accounts	(1.7)	(0.9)	88.9%
Net operating revenues less provision for doubtful accounts	180.6	159.7	13.1%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	89.0	78.4	13.5%
Support and overhead costs	66.8	57.0	17.2%
Equity in net income of nonconsolidated affiliates	(0.2)	(0.2)	—%
Noncontrolling interests	1.1	1.9	(42.1)%
Segment Adjusted EBITDA	$23.9	$22.6	5.8%

	(Actual Amounts)
Home health:
Admissions	30,810	25,763	19.6%
Recertifications	20,546	19,453	5.6%
Episodes	49,260	43,844	12.4%
Average revenue per episode	$2,991	$3,035	(1.4)%
Episodic visits per episode	18.7	19.1	(2.1)%
Total visits	1,070,356	937,804	14.1%
Cost per visit	$75	$73	2.7%
Hospice:
Admissions	1,128	724	55.8%
Patient days	108,717	63,431	71.4%
Revenue per day	$157	$153	2.6%
Net Operating Revenues
Home health and hospice revenue was 13.5% higher during the first quarter of 2017 compared to the same quarter of 2016. This increase included a 19.6% increase in home health admissions and was impacted by a 1.4% decrease in average revenue per episode. Home health admission growth included a 13.9% increase in same-store admissions. Home health revenue growth resulted from strong same-store and new-store volume growth. The decrease in average revenue per episode resulted from Medicare reimbursement rate cuts partially offset by changes in patient mix (including a higher percentage of therapy patients). Medicaid payments decreased during the first quarter of 2017 compared to the same quarter of 2016 as a result of the divestiture of our pediatric home health assets in November 2016. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements accompanying the 2016 Form 10-K.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2017 compared to the same period of 2016 primarily resulted from revenue growth. Adjusted EBITDA for the segment during the three months ended March 31, 2017 was impacted by higher cost per visit (driven by an increased percentage of therapy patients) and salary and benefit cost increases.

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
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
For additional information regarding our indebtedness, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Current Liquidity
As of March 31, 2017, we had $61.2 million in Cash and cash equivalents. Cash and cash equivalents as of March 31, 2017 excluded $65.6 million in restricted cash (included in Other current assets) and $54.3 million of restricted marketable securities ($17.5 million included in Other current assets and $36.8 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2016 Form 10-K.
In addition to Cash and cash equivalents, as of March 31, 2017, we had approximately $479 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2017, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2017, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2017.
As part of the Encompass acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Holdings, a subsidiary of HealthSouth and a indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor will have the right (but not the obligation) to have his or her shares of Holdings stock repurchased by HealthSouth for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, HealthSouth will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. As of March 31, 2017, the value of those outstanding shares of Holdings is approximately $131 million. See Note 6, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
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
See Item 1A, Risk Factors, of the 2016 Form 10-K for a discussion of risks and uncertainties facing us.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$180.8	$169.6
Net cash used in investing activities	(53.8)	(39.5)
Net cash used in financing activities	(106.3)	(118.5)
Increase in cash and cash equivalents	$20.7	$11.6
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2017 compared to the same period of 2016 primarily resulted from revenue growth, as described above, improved aging of accounts receivable due to the resolution of the administrative payment delays that impacted 2016 collections, and changes to payroll-related liabilities.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2017 compared to the same period of 2016 primarily resulted from the increase in cash used for capital expenditures and acquisitions of businesses.
Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2017 compared to the same period of 2016 primarily resulted from the proceeds received from the exercising of stock warrants and the decrease in cash used for principle debt payments, including the redemption of $50 million of 7.75% Senior Notes due 2022 in March 2016 offset by the increase in cash used for payments on our revolving credit facility and repurchases of common stock.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2017 are as follows (in millions):

	Total	April 1 through December 31, 2017	2018 - 2019	2020 - 2021	2022 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,589.8	$17.6	$51.7	$633.3	$1,887.2
Revolving credit facility	85.0	—	—	85.0	—
Interest on long-term debt (b)	929.9	96.5	263.0	236.3	334.1
Capital lease obligations (c)	506.1	26.4	67.0	56.2	356.5
Operating lease obligations (d)(e)	428.5	49.6	115.9	81.6	181.4
Purchase obligations (e)(f)	99.3	32.4	43.5	22.6	0.8
Other long-term liabilities (g)(h)	3.6	0.2	0.4	0.4	2.6
Total	$4,642.2	$222.7	$541.5	$1,115.4	$2,762.6

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2017. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 16% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2016 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of March 31, 2017, we had $0.3 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2016 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $153.4 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2017, we made capital expenditures of approximately $45 million for property and equipment and capitalized software. During 2017, we expect to spend approximately $305 million to $415 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. The expected increase in 2017 is due to growth in the Company, an enhanced hospital maintenance program, and leasehold improvements and furnishings associated with the build-out of our new home office location. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2016 and February 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January and April 2017, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
The payment of cash dividends on our common stock triggers antidilution adjustments, except in instances when such adjustments are deemed de minimis, under our convertible notes. See Note 9, Long-term Debt to the consolidated financial statements accompanying the 2016 Form 10-K and Note 10, Earnings per Common Share, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of March 31, 2017, approximately $78 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first quarter of 2017, we repurchased 0.5 million shares of our common stock in the open market for approximately $18 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2016 Form 10-K.
Our Adjusted EBITDA for the three months ended March 31, 2017 and 2016 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016
Net income	$84.4	$76.7
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.3	0.1
Provision for income tax expense	39.7	39.7
Interest expense and amortization of debt discounts and fees	41.3	44.6
Professional fees—accounting, tax, and legal	—	0.2
Net noncash (gain) loss on disposal or impairment of assets	(0.5)	0.2
Depreciation and amortization	45.2	42.4
Loss on early extinguishment of debt	—	2.4
Stock-based compensation expense	8.0	4.5
Net income attributable to noncontrolling interests	(17.6)	(18.7)
Adjusted EBITDA	$200.8	$192.1

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$180.8	$169.6
Provision for doubtful accounts	(16.4)	(16.5)
Professional fees—accounting, tax, and legal	—	0.2
Interest expense and amortization of debt discounts and fees	41.3	44.6
Equity in net income of nonconsolidated affiliates	2.1	2.4
Net income attributable to noncontrolling interests in continuing operations	(17.6)	(18.7)
Amortization of debt-related items	(3.5)	(3.4)
Distributions from nonconsolidated affiliates	(2.1)	(1.7)
Current portion of income tax expense	(9.3)	5.0
Change in assets and liabilities	24.6	8.4
Premium paid on bond redemption	—	1.9
Net cash used in operating activities of discontinued operations	0.4	0.2
Other	0.5	0.1
Adjusted EBITDA	$200.8	$192.1
Growth in Adjusted EBITDA in 2017 compared to 2016 resulted primarily from revenue growth. For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2017, our primary variable rate debt outstanding related to $85.0 million in advances under our revolving credit facility and $415.7 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $4.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $4.2 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2017 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2016 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2017	371,776	$39.87	265,666	$85,612,163
February 1 through February 28, 2017	262,624	40.01	192,912	77,990,964
March 1 through March 31, 2017	1,369	42.54	—	77,990,964
Total	635,769	39.93	458,578

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 941 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend on January 17, 2017 and April 17, 2017. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 1.75x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	April 28, 2017

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

3.1
Restated Certificate of Incorporation of HealthSouth Corporation, as filed in the Office of the Secretary of State of the State of Delaware on May 21, 1998 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Annual Report on Form 10-K filed with the SEC on June 27, 2005).

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document