Form 10-Q
period 2017-06-30
HEALTHSOUTH CORP
filed 2017-08-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

The registrant had 98,734,588 shares of common stock outstanding, net of treasury shares, as of July 25, 2017.

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

•
any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings, including the ongoing investigations by the U.S. Departments of Justice and of Health and Human Services, Office of the Inspector General;

•	potential incidents affecting the proper operation, availability, or security of our information systems, including the patient information stored there;

•
our ongoing rebranding and name change initiative and the impact on our existing operations, including our ability to attract patient referrals to our hospitals as well as the associated costs of rebranding;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Net operating revenues	$981.3	$920.7	$1,956.1	$1,830.5
Less: Provision for doubtful accounts	(13.7)	(15.4)	(30.1)	(31.9)
Net operating revenues less provision for doubtful accounts	967.6	905.3	1,926.0	1,798.6
Operating expenses:
Salaries and benefits	527.8	486.1	1,057.9	972.2
Other operating expenses	130.5	121.5	259.6	240.7
Occupancy costs	18.3	17.9	36.2	35.9
Supplies	37.1	34.4	74.1	69.4
General and administrative expenses	52.4	34.4	88.9	66.3
Depreciation and amortization	45.8	42.9	91.0	85.3
Professional fees—accounting, tax, and legal	—	1.7	—	1.9
Total operating expenses	811.9	738.9	1,607.7	1,471.7
Loss on early extinguishment of debt	10.4	2.4	10.4	4.8
Interest expense and amortization of debt discounts and fees	40.4	43.4	81.7	88.0
Other income	(0.9)	(0.7)	(1.9)	(1.3)
Equity in net income of nonconsolidated affiliates	(2.0)	(2.4)	(4.1)	(4.8)
Income from continuing operations before income tax expense	107.8	123.7	232.2	240.2
Provision for income tax expense	28.6	42.4	68.3	82.1
Income from continuing operations	79.2	81.3	163.9	158.1
Income (loss) from discontinued operations, net of tax	0.2	(0.1)	(0.1)	(0.2)
Net income	79.4	81.2	163.8	157.9
Less: Net income attributable to noncontrolling interests	(16.4)	(18.6)	(34.0)	(37.3)
Net income attributable to HealthSouth	$63.0	$62.6	$129.8	$120.6

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	90.3	89.3	89.5	89.4
Diluted	98.9	99.4	99.0	99.4

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.70	$1.45	$1.34
Discontinued operations	—	—	—	—
Net income	$0.70	$0.70	$1.45	$1.34
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.65	$1.42	$1.26
Discontinued operations	—	—	—	—
Net income	$0.70	$0.65	$1.42	$1.26

Cash dividends per common share	$0.24	$0.23	$0.48	$0.46

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$62.8	$62.7	$129.9	$120.8
Income (loss) from discontinued operations, net of tax	0.2	(0.1)	(0.1)	(0.2)
Net income attributable to HealthSouth	$63.0	$62.6	$129.8	$120.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
COMPREHENSIVE INCOME
Net income	$79.4	$81.2	$163.8	$157.9
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	—	0.4	0.4	0.6
Other comprehensive income before income taxes	—	0.4	0.4	0.6
Provision for income tax expense related to other comprehensive income items	—	(0.2)	(0.1)	(0.3)
Other comprehensive income, net of tax	—	0.2	0.3	0.3
Comprehensive income	79.4	81.4	164.1	158.2
Comprehensive income attributable to noncontrolling interests	(16.4)	(18.6)	(34.0)	(37.3)
Comprehensive income attributable to HealthSouth	$63.0	$62.8	$130.1	$120.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$71.1	$40.5
Accounts receivable, net of allowance for doubtful accounts of $58.1 in 2017; $53.9 in 2016	426.5	443.8
Other current assets	195.9	170.2
Total current assets	693.5	654.5
Property and equipment, net	1,452.1	1,391.8
Goodwill	1,949.6	1,927.2
Intangible assets, net	404.8	411.3
Deferred income tax assets	102.1	75.8
Other long-term assets	237.9	221.3
Total assets(1)	$4,840.0	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$38.3	$37.1
Accounts payable	77.5	68.3
Accrued expenses and other current liabilities	377.5	370.2
Total current liabilities	493.3	475.6
Long-term debt, net of current portion	2,625.1	2,979.3
Other long-term liabilities	182.6	160.0
	3,301.0	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	216.0	138.3
Shareholders’ equity:
HealthSouth shareholders’ equity	1,103.7	735.9
Noncontrolling interests	219.3	192.8
Total shareholders’ equity	1,323.0	928.7
Total liabilities(1) and shareholders’ equity	$4,840.0	$4,681.9

(1)
Our consolidated assets as of June 30, 2017 and December 31, 2016 include total assets of variable interest entities of $261.5 million and $262.3 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2017 and December 31, 2016 include total liabilities of the variable interest entities of $49.7 million and $50.3 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2017
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7
Net income	—	—	—	129.8	—	—	28.3	158.1
Receipt of treasury stock	(0.9)	—	—	—	—	(19.8)	—	(19.8)
Dividends declared on common stock	—	—	(45.5)	—	—	—	—	(45.5)
Stock-based compensation	—	—	9.7	—	—	—	—	9.7
Stock options exercised	1.1	—	19.7	—	—	(19.3)	—	0.4
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(22.9)	(22.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	21.1	21.1
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(45.1)	—	—	—	—	(45.1)
Repurchases of common stock in open market	(0.5)	—	—	—	—	(18.1)	—	(18.1)
Conversion of convertible debt, net of tax	8.9	—	53.7	—	—	274.5	—	328.2
Other	0.5	—	0.6	1.1	0.3	(0.4)	—	1.6
Balance at end of period	98.7	$1.1	$2,818.8	$(1,317.5)	$(0.9)	$(397.8)	$219.3	$1,323.0

	Six Months Ended June 30, 2016
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3
Net income	—	—	—	120.6	—	—	29.8	150.4
Receipt of treasury stock	(0.4)	—	—	—	—	(9.9)	—	(9.9)
Dividends declared on common stock	—	—	(41.7)	—	—	—	—	(41.7)
Stock-based compensation	—	—	11.5	—	—	—	—	11.5
Stock options exercised	0.2	—	5.4	—	—	(4.7)	—	0.7
Distributions declared	—	—	—	—	—	—	(29.9)	(29.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	7.6	7.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	2.8	—	—	—	—	2.8
Repurchases of common stock in open market	(0.7)	—	—	—	—	(24.1)	—	(24.1)
Other	0.6	—	1.7	—	0.3	(0.6)	1.3	2.7
Balance at end of period	89.8	$1.1	$2,814.6	$(1,575.4)	$(0.9)	$(566.7)	$176.7	$849.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In Millions)
Cash flows from operating activities:
Net income	$163.8	$157.9
Loss from discontinued operations, net of tax	0.1	0.2
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	30.1	31.9
Depreciation and amortization	91.0	85.3
Loss on early extinguishment of debt	10.4	4.8
Equity in net income of nonconsolidated affiliates	(4.1)	(4.8)
Distributions from nonconsolidated affiliates	4.4	3.0
Stock-based compensation	28.7	13.1
Deferred tax expense	44.2	73.2
Other, net	6.4	6.9
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(26.5)	(59.5)
Other assets	(22.0)	(4.3)
Accounts payable	(0.4)	1.2
Accrued payroll	(0.5)	19.2
Other liabilities	7.0	(1.9)
Premium paid on redemption of bonds	—	(3.9)
Net cash used in operating activities of discontinued operations	(0.6)	(0.5)
Total adjustments	168.1	163.7
Net cash provided by operating activities	332.0	321.8

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(99.9)	(71.4)
Additions to capitalized software costs	(9.7)	(15.2)
Acquisitions of businesses, net of cash acquired	(20.9)	(9.4)
Net change in restricted cash	(12.1)	(11.5)
Other, net	11.0	2.0
Net cash used in investing activities	(131.6)	(105.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(13.4)	(112.8)
Borrowings on revolving credit facility	105.0	165.0
Payments on revolving credit facility	(187.0)	(145.0)
Repurchases of common stock, including fees and expenses	(18.1)	(24.1)
Dividends paid on common stock	(43.5)	(41.9)
Proceeds from exercising stock warrants	26.6	—
Distributions paid to noncontrolling interests of consolidated affiliates	(24.1)	(33.6)
Taxes paid on behalf of employees for shares withheld	(19.8)	(9.9)
Other, net	4.5	(5.3)
Net cash used in financing activities	(169.8)	(207.6)
Increase in cash and cash equivalents	30.6	8.7
Cash and cash equivalents at beginning of period	40.5	61.6
Cash and cash equivalents at end of period	$71.1	$70.3

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$319.4	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 36 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation, effective January 1, 2018. The corporate name change will be accompanied by a NYSE ticker symbol change, from “HLS” to “EHC.” Beginning in the first quarter of 2018, both of our business segments will begin transitioning to the Encompass Health name.
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
See also Note 12, Segment Reporting.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	75.3%	74.7%	75.1%	75.1%
Medicare Advantage	8.9%	8.1%	8.9%	7.9%
Managed care	9.6%	10.0%	9.8%	9.8%
Medicaid	2.8%	3.2%	2.7%	3.3%
Other third-party payors	1.3%	1.4%	1.3%	1.4%
Workers’ compensation	0.7%	0.7%	0.7%	0.8%
Patients	0.4%	0.5%	0.5%	0.5%
Other income	1.0%	1.4%	1.0%	1.2%
Total	100.0%	100.0%	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	72.8%	73.1%	73.0%	73.3%
Medicare Advantage	8.7%	7.8%	8.6%	7.7%
Managed care	11.1%	11.5%	11.2%	11.2%
Medicaid	3.2%	2.9%	3.0%	3.0%
Other third-party payors	1.6%	1.7%	1.6%	1.7%
Workers’ compensation	0.8%	0.8%	0.9%	1.0%
Patients	0.5%	0.6%	0.5%	0.6%
Other income	1.3%	1.6%	1.2%	1.5%
Total	100.0%	100.0%	100.0%	100.0%
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	84.9%	82.3%	84.5%	82.9%
Medicare Advantage	10.1%	9.0%	10.2%	8.9%
Managed care	3.5%	3.7%	3.7%	3.2%
Medicaid	1.3%	4.8%	1.4%	4.8%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis. In addition, all income tax-related cash flows resulting from share-based windfall tax benefits are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. The standard also clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. This change will be applied retrospectively. Finally, the standard allows entities to make an accounting policy election to either estimate forfeitures for each period or account for forfeitures as they occur. For HealthSouth, this guidance is effective for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. As a result of our adoption of this guidance effective January 1, 2017, we recorded $7.4 million and $8.6 million of tax benefits in excess of compensation cost (“windfalls”) to Provision for income tax expense in our condensed consolidating statement of operations for the three and six months ended June 30, 2017, respectively. We elected to retrospectively apply the change to our condensed consolidating statements of cash flows, which will result in a reclassification of windfalls of $17.3 million from Cash flows from financing activities to Cash flows from operating activities for the year ended December 31, 2016. We also elected to retrospectively apply the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for withheld shares on our condensed consolidating statements of cash flows for the six months ended June 30, 2016, which resulted in a reclassification of $9.9 million from Cash flows from operating activities to Cash flows from financing activities. We did not elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate forfeitures at each period. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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
Inpatient Rehabilitation
During the six months ended June 30, 2017, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.

•
In April 2017, we acquired approximately 80% of Memorial Hospital at Gulfport, a 33-bed inpatient rehabilitation hospital in Gulfport, Mississippi, through a joint venture with Memorial Hospital at Gulfport. This acquisition was funded on March 31, 2017 using cash on hand.

•
In April 2017, we also acquired 80% of Mount Carmel West, an inpatient rehabilitation unit in Columbus, Ohio, through a joint venture with Mount Carmel Health System. This acquisition was funded through a contribution of a 60‑bed de novo inpatient rehabilitation hospital to the consolidated joint venture.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	$0.4
Trade name (useful life of 20 years)	0.5
Certificate of need (useful life of 20 years)	4.7
Goodwill	15.0
Total assets acquired	$20.6
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of assets acquired	$5.6	$—	$5.6	$5.3
Goodwill	15.0	—	15.0	1.8
Fair value of noncontrolling interest owned by joint venture partner	(9.7)	—	(9.7)	(7.1)
Prepaid acquisition consideration	(10.9)	—	—	—
Net cash paid for acquisition	$—	$—	$10.9	$—
Home Health and Hospice
During the six months ended June 30, 2017, we completed the following home health acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In February 2017, we acquired the assets of Celtic Healthcare of Maryland, Inc., a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland.

•	In February 2017, we also acquired the assets of two home health locations from Community Health Services, Inc., located in Owensboro, Kentucky and Elizabethtown, Kentucky.

•	In May 2017, we acquired the assets of two home health locations from Bio Care Home Health Services, Inc. and Kinsman Enterprises, Inc., located in Irving, Texas and Longview, Texas.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from their respective dates of acquisition. Assets acquired or liabilities assumed were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired locations’ mobile workforce and established relationships within each community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. All goodwill recorded as a result of these transactions is deductible for federal income tax purposes.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Total current assets	$0.1
Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	0.2
Trade name (useful life of 1 year)	0.1
Certificates of need (useful lives of 10 years)	0.7
Licenses (useful lives of 10 years)	1.6
Goodwill	7.4
Total assets acquired	10.1
Total liabilities assumed	(0.1)
Net assets acquired	$10.0
Information regarding the net cash paid for the home health acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Fair value of assets acquired	$1.4	$1.4	$2.7	$1.4
Goodwill	3.2	8.1	7.4	8.1
Fair value of liabilities assumed	(0.1)	(0.1)	(0.1)	(0.1)
Net cash paid for acquisitions	$4.5	$9.4	$10.0	$9.4
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2016 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to June 30, 2017	$4.6	$(4.1)
Combined entity: Supplemental pro forma from 04/01/2017-06/30/2017	982.0	63.0
Combined entity: Supplemental pro forma from 04/01/2016-06/30/2016	928.7	63.5
Combined entity: Supplemental pro forma from 01/01/2017-06/30/2017	1,963.6	130.6
Combined entity: Supplemental pro forma from 01/01/2016-06/30/2016	1,846.3	122.3
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K for information regarding acquisitions completed in 2016.

3.	Variable Interest Entities
As of June 30, 2017 and December 31, 2016, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1.6	$1.6
Accounts receivable, net of allowance for doubtful accounts	29.0	30.8
Other current assets	6.4	5.8
Total current assets	37.0	38.2
Property and equipment, net	141.6	140.0
Goodwill	73.5	73.5
Intangible assets, net	8.3	9.6
Other long-term assets	1.1	1.0
Total assets	$261.5	$262.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.6	$1.5
Accounts payable	6.6	6.8
Accrued expenses and other current liabilities	12.4	12.2
Total current liabilities	20.6	20.5
Long-term debt, net of current portion	29.1	29.8
Total liabilities	$49.7	$50.3

4.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2017 and December 31, 2016, we had $12.6 million and $13.0 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net operating revenues	$10.4	$10.9	$21.2	$22.1
Operating expenses	(6.0)	(5.8)	(12.1)	(12.1)
Income from continuing operations, net of tax	4.4	5.0	9.0	10.0
Net income	4.4	5.0	9.0	10.0

5.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2017	December 31, 2016
Credit Agreement—
Advances under revolving credit facility	$70.0	$152.0
Term loan facilities	410.2	421.2
Bonds payable—
5.125% Senior Notes due 2023	295.6	295.3
5.75% Senior Notes due 2024	1,193.6	1,193.2
5.75% Senior Notes due 2025	344.2	343.9
2.00% Convertible Senior Subordinated Notes due 2043	—	275.7
Other notes payable	74.1	55.8
Capital lease obligations	275.7	279.3
	2,663.4	3,016.4
Less: Current portion	(38.3)	(37.1)
Long-term debt, net of current portion	$2,625.1	$2,979.3
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
July 1 through December 31, 2017	$18.9	$18.9
2018	38.9	38.9
2019	39.5	39.5
2020	434.3	433.3
2021	10.8	10.8
2022	24.9	24.9
Thereafter	2,113.8	2,097.1
Total	$2,681.1	$2,663.4
In November 2013, we exchanged $320 million in aggregate principal amount of 2.00% Convertible Senior Subordinated Notes due 2043 (the “Convertible Notes”) to holders of, and in exchange for, 257,110 shares of our 6.50% Series A Convertible Perpetual Preferred Stock, par value $0.10 per share and liquidation preference $1,000 per share. The

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Convertible Notes were governed by the Indenture (the “Indenture”), dated November 18, 2013, by and between us and Wells Fargo Bank, National Association, as trustee, paying agent, conversion agent and registrar.
In May 2017, we provided notice of our intent to exercise our early redemption option on the $320 million outstanding principal amount of the Convertible Notes. Pursuant to the Indenture, the holders had the right to convert their Convertible Notes into shares of our common stock at a conversion rate of 27.2221 shares per $1,000 principal amount of Convertible Notes, which rate was increased by the make-whole premium. Holders of $319.4 million in principal of these Convertible Notes chose to convert their notes to shares of our common stock resulting in the issuance of 8.9 million shares from treasury stock, including 0.2 million shares due to the make-whole premium. Approximately 8.6 million of these shares were included in Diluted earnings per share attributable to HealthSouth common shareholders as of March 31, 2017. We redeemed the remaining $0.6 million in principal at par in cash. The redemption and all conversions occurred in the second quarter of 2017. As a result of these transactions, we recorded a $10.4 million Loss on early extinguishment of debt in the second quarter of 2017. See also Note 10, Earnings per Common Share for additional information on these Convertible Notes.
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new corporate headquarters in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new corporate headquarters and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new corporate headquarters during the construction period. Construction commenced in the second quarter of 2016. As of June 30, 2017 and December 31, 2016, Property and equipment, net includes $40.2 million and $20.3 million, respectively, for the construction costs incurred to date by the Developer, and Long-term debt, net of current portion includes a corresponding financing obligation liability of $40.1 million and $20.3 million, respectively. The remaining corresponding financing obligation liability of $0.1 million as of June 30, 2017 is included in Current portion of long-term debt. It is estimated that the total financing obligation associated with the Developer’s costs to construct the new corporate headquarters will be $56 million. The amounts recorded for construction costs and the corresponding liability are noncash activities for purposes of our condensed consolidated statement of cash flows.
For additional information regarding our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$138.3	$121.1
Net income attributable to noncontrolling interests	5.7	7.5
Distributions declared	(3.1)	(4.3)
Change in fair value	75.1	(4.3)
Balance at end of period	$216.0	$120.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Net income attributable to nonredeemable noncontrolling interests	$13.8	$15.0	$28.3	$29.8
Net income attributable to redeemable noncontrolling interests	2.6	3.6	5.7	7.5
Net income attributable to noncontrolling interests	$16.4	$18.6	$34.0	$37.3
See also Note 7, Fair Value Measurements.

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$18.0	$—	$18.0	$—	M
Other long-term assets:
Restricted marketable securities	36.5	—	36.5	—	M
Redeemable noncontrolling interests	216.0	—	—	216.0	I
As of December 31, 2016
Other current assets:
Current portion of restricted marketable securities	$24.2	$—	$24.2	$—	M
Other long-term assets:
Restricted marketable securities	33.5	—	33.5	—	M
Redeemable noncontrolling interests	138.3	—	—	138.3	I
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2017 and June 30, 2016, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$70.0	$70.0	$152.0	$152.0
Term loan facilities	410.2	411.3	421.2	422.5
5.125% Senior Notes due 2023	295.6	310.5	295.3	297.8
5.75% Senior Notes due 2024	1,193.6	1,231.2	1,193.2	1,216.6
5.75% Senior Notes due 2025	344.2	373.1	343.9	349.6
2.00% Convertible Senior Subordinated Notes due 2043	—	—	275.7	382.6
Other notes payable	74.1	74.1	55.8	55.8
Financial commitments:
Letters of credit	—	34.1	—	33.3
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
In February and May 2017, we issued a total of 0.6 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2017, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.	Income Taxes
Our Provision for income tax expense of $28.6 million and $68.3 million for the three and six months ended June 30, 2017, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate and tax benefits resulting from exercises and vesting of share-based compensation. Our Provision for income tax expense of $42.4 million and $82.1 million for the three and six months ended June 30, 2016, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We have state net operating losses (“NOLs”) of $63.2 million that expire in various amounts at varying times through 2031. The $102.1 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2017 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2017, we maintained a valuation allowance of $28.3 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our Medicare Administrative Contractors. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $56 million through June 30, 2017. Approximately $39 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate.
Total remaining gross unrecognized tax benefits were $0.3 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2016	$2.8
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2.1)
Balance at June 30, 2017	$0.3
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2017 and 2016 was not material. Accrued interest income related to income taxes as of June 30, 2017 and December 31, 2016 was not material.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Numerator:
Income from continuing operations	$79.2	$81.3	$163.9	$158.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(16.4)	(18.6)	(34.0)	(37.3)
Less: Income allocated to participating securities	(0.2)	(0.2)	(0.4)	(0.4)
Income from continuing operations attributable to HealthSouth common shareholders	62.6	62.5	129.5	120.4
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.2	(0.1)	(0.1)	(0.2)
Net income attributable to HealthSouth common shareholders	$62.8	$62.4	$129.4	$120.2
Denominator:
Basic weighted average common shares outstanding	90.3	89.3	89.5	89.4
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.70	$1.45	$1.34
Discontinued operations	—	—	—	—
Net income	$0.70	$0.70	$1.45	$1.34

Diluted:
Numerator:
Income from continuing operations	$79.2	$81.3	$163.9	$158.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(16.4)	(18.6)	(34.0)	(37.3)
Add: Interest on convertible debt, net of tax	2.1	2.4	4.6	4.8
Add: Loss on extinguishment of convertible debt, net of tax	6.2	—	6.2	—
Income from continuing operations attributable to HealthSouth common shareholders	71.1	65.1	140.7	125.6
Income (loss) from discontinued operations, net of tax, attributable to HealthSouth common shareholders	0.2	(0.1)	(0.1)	(0.2)
Net income attributable to HealthSouth common shareholders	$71.3	$65.0	$140.6	$125.4
Denominator:
Diluted weighted average common shares outstanding	98.9	99.4	99.0	99.4
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.70	$0.65	$1.42	$1.26
Discontinued operations	—	—	—	—
Net income	$0.70	$0.65	$1.42	$1.26

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	90.3	89.3	89.5	89.4
Convertible senior subordinated notes	7.5	8.5	8.1	8.5
Restricted stock awards, dilutive stock options, and restricted stock units	1.1	1.6	1.4	1.5
Diluted weighted average common shares outstanding	98.9	99.4	99.0	99.4
For the second quarter of 2017, adding back the loss on extinguishment of convertible debt, net of tax to our Income from continuing operations attributable to HealthSouth common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three months ended June 30, 2017.
In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share, payable on October 16, 2017 to stockholders of record on October 2, 2017. As of June 30, 2017 and December 31, 2016, accrued common stock dividends of $24.3 million and $22.2 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. The Supreme Court has not yet scheduled a hearing on the appeal. We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of June 30, 2017, we maintained a liability of $20.4 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet with a corresponding receivable of $15.5 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.

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

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 31 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2017, we operate 125 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of June 30, 2017, we provide home health and hospice services in 230 locations across 25 states. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net operating revenues	$790.0	$752.6	$1,582.5	$1,501.8	$191.3	$168.1	$373.6	$328.7
Less: Provision for doubtful accounts	(12.4)	(14.5)	(27.1)	(30.1)	(1.3)	(0.9)	(3.0)	(1.8)
Net operating revenues less provision for doubtful accounts	777.6	738.1	1,555.4	1,471.7	190.0	167.2	370.6	326.9
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	394.3	366.1	792.5	736.0	—	—	—	—
Other operating expenses	112.9	106.8	224.7	211.6	—	—	—	—
Supplies	33.8	31.8	67.5	64.2	—	—	—	—
Occupancy costs	15.5	15.4	30.6	31.0	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	88.7	81.6	177.7	160.0
Support and overhead costs	—	—	—	—	67.7	58.0	134.5	115.0
	556.5	520.1	1,115.3	1,042.8	156.4	139.6	312.2	275.0
Other income	(0.9)	(0.7)	(1.9)	(1.3)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(1.8)	(2.2)	(3.7)	(4.4)	(0.2)	(0.2)	(0.4)	(0.4)
Noncontrolling interests	15.4	16.8	31.9	33.6	1.0	1.8	2.1	3.7
Segment Adjusted EBITDA	$208.4	$204.1	$413.8	$401.0	$32.8	$26.0	$56.7	$48.6

Capital expenditures	$62.6	$47.4	$105.7	$86.1	$2.2	$1.9	$3.9	$2.4

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of June 30, 2017
Total assets	$3,774.3	$1,136.1	$4,840.0
Investments in and advances to nonconsolidated affiliates	9.9	2.7	12.6
As of December 31, 2016
Total assets	$3,629.6	$1,123.7	$4,681.9
Investments in and advances to nonconsolidated affiliates	10.6	2.4	13.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment Adjusted EBITDA	$241.2	$230.1	$470.5	$449.6
General and administrative expenses	(52.4)	(34.4)	(88.9)	(66.3)
Depreciation and amortization	(45.8)	(42.9)	(91.0)	(85.3)
Loss on disposal or impairment of assets	(0.8)	(0.2)	(0.3)	(0.4)
Professional fees—accounting, tax, and legal	—	(1.7)	—	(1.9)
Loss on early extinguishment of debt	(10.4)	(2.4)	(10.4)	(4.8)
Interest expense and amortization of debt discounts and fees	(40.4)	(43.4)	(81.7)	(88.0)
Net income attributable to noncontrolling interests	16.4	18.6	34.0	37.3
Income from continuing operations before income tax expense	$107.8	$123.7	$232.2	$240.2

	June 30, 2017	December 31, 2016
Total assets for reportable segments	$4,910.4	$4,753.3
Reclassification of deferred income tax liabilities to net deferred income tax assets	(70.4)	(71.4)
Total consolidated assets	$4,840.0	$4,681.9
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Inpatient rehabilitation:
Inpatient	$762.9	$721.2	$1,529.1	$1,440.5
Outpatient and other	27.1	31.4	53.4	61.3
Total inpatient rehabilitation	790.0	752.6	1,582.5	1,501.8
Home health and hospice:
Home health	172.9	157.1	338.2	308.0
Hospice	18.4	11.0	35.4	20.7
Total home health and hospice	191.3	168.1	373.6	328.7
Total net operating revenues	$981.3	$920.7	$1,956.1	$1,830.5

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.3	$571.8	$435.8	$(31.6)	$981.3
Less: Provision for doubtful accounts	—	(8.9)	(4.8)	—	(13.7)
Net operating revenues less provision for doubtful accounts	5.3	562.9	431.0	(31.6)	967.6
Operating expenses:
Salaries and benefits	8.7	269.1	255.2	(5.2)	527.8
Other operating expenses	7.5	79.8	55.3	(12.1)	130.5
Occupancy costs	0.5	23.3	8.8	(14.3)	18.3
Supplies	—	23.6	13.5	—	37.1
General and administrative expenses	37.6	—	14.8	—	52.4
Depreciation and amortization	2.4	26.6	16.8	—	45.8
Total operating expenses	56.7	422.4	364.4	(31.6)	811.9
Loss on early extinguishment of debt	10.4	—	—	—	10.4
Interest expense and amortization of debt discounts and fees	34.5	5.3	5.9	(5.3)	40.4
Other income	(5.4)	(0.1)	(0.7)	5.3	(0.9)
Equity in net income of nonconsolidated affiliates	—	(1.8)	(0.2)	—	(2.0)
Equity in net income of consolidated affiliates	(85.3)	(7.5)	—	92.8	—
Management fees	(36.1)	27.3	8.8	—	—
Income from continuing operations before income tax (benefit) expense	30.5	117.3	52.8	(92.8)	107.8
Provision for income tax (benefit) expense	(32.3)	46.8	14.1	—	28.6
Income from continuing operations	62.8	70.5	38.7	(92.8)	79.2
Income from discontinued operations, net of tax	0.2	—	—	—	0.2
Net income	63.0	70.5	38.7	(92.8)	79.4
Less: Net income attributable to noncontrolling interests	—	—	(16.4)	—	(16.4)
Net income attributable to HealthSouth	$63.0	$70.5	$22.3	$(92.8)	$63.0
Comprehensive income	$63.0	$70.5	$38.7	$(92.8)	$79.4
Comprehensive income attributable to HealthSouth	$63.0	$70.5	$22.3	$(92.8)	$63.0

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$10.6	$1,148.0	$860.3	$(62.8)	$1,956.1
Less: Provision for doubtful accounts	—	(19.7)	(10.4)	—	(30.1)
Net operating revenues less provision for doubtful accounts	10.6	1,128.3	849.9	(62.8)	1,926.0
Operating expenses:
Salaries and benefits	19.9	541.4	507.1	(10.5)	1,057.9
Other operating expenses	15.7	157.5	110.4	(24.0)	259.6
Occupancy costs	1.0	46.6	16.9	(28.3)	36.2
Supplies	—	47.3	26.8	—	74.1
General and administrative expenses	69.2	—	19.7	—	88.9
Depreciation and amortization	4.8	53.2	33.0	—	91.0
Total operating expenses	110.6	846.0	713.9	(62.8)	1,607.7
Loss on early extinguishment of debt	10.4	—	—	—	10.4
Interest expense and amortization of debt discounts and fees	69.7	10.7	11.7	(10.4)	81.7
Other income	(10.8)	(0.2)	(1.3)	10.4	(1.9)
Equity in net income of nonconsolidated affiliates	—	(3.7)	(0.4)	—	(4.1)
Equity in net income of consolidated affiliates	(171.6)	(17.0)	—	188.6	—
Management fees	(72.0)	54.7	17.3	—	—
Income from continuing operations before income tax (benefit) expense	74.3	237.8	108.7	(188.6)	232.2
Provision for income tax (benefit) expense	(55.6)	94.9	29.0	—	68.3
Income from continuing operations	129.9	142.9	79.7	(188.6)	163.9
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	129.8	142.9	79.7	(188.6)	163.8
Less: Net income attributable to noncontrolling interests	—	—	(34.0)	—	(34.0)
Net income attributable to HealthSouth	$129.8	$142.9	$45.7	$(188.6)	$129.8
Comprehensive income	$130.1	$142.9	$79.7	$(188.6)	$164.1
Comprehensive income attributable to HealthSouth	$130.1	$142.9	$45.7	$(188.6)	$130.1

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$40.8	$3.9	$26.4	$—	$71.1
Accounts receivable, net	—	267.4	159.1	—	426.5
Other current assets	92.0	21.4	144.9	(62.4)	195.9
Total current assets	132.8	292.7	330.4	(62.4)	693.5
Property and equipment, net	71.4	984.5	396.2	—	1,452.1
Goodwill	—	860.6	1,089.0	—	1,949.6
Intangible assets, net	12.2	110.8	281.8	—	404.8
Deferred income tax assets	117.0	57.7	—	(72.6)	102.1
Other long-term assets	48.4	107.7	81.8	—	237.9
Intercompany notes receivable	518.6	—	—	(518.6)	—
Intercompany receivable and investments in consolidated affiliates	2,806.7	317.8	—	(3,124.5)	—
Total assets	$3,707.1	$2,731.8	$2,179.2	$(3,778.1)	$4,840.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.1	$7.0	$8.7	$(17.5)	$38.3
Accounts payable	9.8	43.4	24.3	—	77.5
Accrued expenses and other current liabilities	186.8	75.9	159.7	(44.9)	377.5
Total current liabilities	236.7	126.3	192.7	(62.4)	493.3
Long-term debt, net of current portion	2,331.1	246.1	47.9	—	2,625.1
Intercompany notes payable	—	—	518.6	(518.6)	—
Other long-term liabilities	35.6	17.0	202.5	(72.5)	182.6
Intercompany payable	—	—	140.5	(140.5)	—
	2,603.4	389.4	1,102.2	(794.0)	3,301.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	216.0	—	216.0
Shareholders’ equity:
HealthSouth shareholders’ equity	1,103.7	2,342.4	641.7	(2,984.1)	1,103.7
Noncontrolling interests	—	—	219.3	—	219.3
Total shareholders’ equity	1,103.7	2,342.4	861.0	(2,984.1)	1,323.0
Total liabilities and shareholders’ equity	$3,707.1	$2,731.8	$2,179.2	$(3,778.1)	$4,840.0

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$32.6	$172.9	$126.5	$—	$332.0
Cash flows from investing activities:
Purchases of property and equipment	(13.1)	(40.2)	(46.6)	—	(99.9)
Additions to capitalized software costs	(8.3)	(0.2)	(1.2)	—	(9.7)
Acquisitions of businesses, net of cash acquired	(10.9)	—	(10.0)	—	(20.9)
Net change in restricted cash	—	—	(12.1)	—	(12.1)
Proceeds from repayment of intercompany note receivable	17.0	—	—	(17.0)	—
Other, net	(1.7)	9.0	3.7	—	11.0
Net cash used in investing activities	(17.0)	(31.4)	(66.2)	(17.0)	(131.6)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(11.9)	—	(1.5)	—	(13.4)
Principal payments on intercompany note payable	—	—	(17.0)	17.0	—
Borrowings on revolving credit facility	105.0	—	—	—	105.0
Payments on revolving credit facility	(187.0)	—	—	—	(187.0)
Repurchases of common stock, including fees and expenses	(18.1)	—	—	—	(18.1)
Dividends paid on common stock	(43.5)	—	—	—	(43.5)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(24.1)	—	(24.1)
Taxes paid on behalf of employees for shares withheld	(19.5)	—	(0.3)	—	(19.8)
Other, net	0.4	(3.3)	7.4	—	4.5
Change in intercompany advances	152.6	(135.9)	(16.7)	—	—
Net cash provided by (used in) financing activities	4.6	(139.2)	(52.2)	17.0	(169.8)
Increase in cash and cash equivalents	20.2	2.3	8.1	—	30.6
Cash and cash equivalents at beginning of period	20.6	1.6	18.3	—	40.5
Cash and cash equivalents at end of period	$40.8	$3.9	$26.4	$—	$71.1

Supplemental schedule of noncash financing activities:
Conversion of convertible debt	$319.4	$—	$—	$—	$319.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$41.4	$182.5	$97.9	$—	$321.8
Cash flows from investing activities:
Purchases of property and equipment	(5.4)	(35.3)	(30.7)	—	(71.4)
Additions to capitalized software costs	(14.3)	—	(0.9)	—	(15.2)
Acquisitions of businesses, net of cash acquired	—	—	(9.4)	—	(9.4)
Net change in restricted cash	—	—	(11.5)	—	(11.5)
Funding of intercompany note receivable	(6.5)	—	—	6.5	—
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other, net	(2.8)	(0.1)	4.9	—	2.0
Net cash used in investing activities	(7.0)	(35.4)	(47.6)	(15.5)	(105.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(111.2)	(0.8)	(0.8)	—	(112.8)
Principal borrowings on intercompany note receivable	—	—	6.5	(6.5)	—
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	165.0	—	—	—	165.0
Payments on revolving credit facility	(145.0)	—	—	—	(145.0)
Repurchases of common stock, including fees and expenses	(24.1)	—	—	—	(24.1)
Dividends paid on common stock	(41.9)	—	—	—	(41.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(33.6)	—	(33.6)
Taxes paid on behalf of employees for shares withheld	(9.9)	—	—	—	(9.9)
Other, net	2.2	(2.9)	(4.6)	—	(5.3)
Change in intercompany advances	145.8	(142.2)	(3.6)	—	—
Net cash used in financing activities	(19.1)	(145.9)	(58.1)	15.5	(207.6)
Increase (decrease) in cash and cash equivalents	15.3	1.2	(7.8)	—	8.7
Cash and cash equivalents at beginning of period	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of period	$56.5	$2.4	$11.4	$—	$70.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 36 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2016 Form 10-K.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation, effective January 1, 2018. The corporate name change will be accompanied by a NYSE ticker symbol change, from “HLS” to “EHC.” Beginning in the first quarter of 2018, both of our business segments will begin transitioning to the Encompass Health name. The rebranding initiative is expected to be completed by the end of 2019. The total rebranding investment is estimated to be approximately $25 to $30 million, to be incurred between 2017 and 2019. Approximately $7 million to $10 million is expected to be incurred in 2017, of which $6 million to $8 million will be operating expenses and $1 million to $2 million will be capital expenditures. For the three and six months ended June 30, 2017, General and administrative expenses in our condensed consolidated statements of operations included $1.7 million and $2.2 million, respectively, related to our rebranding and name change initiative.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2017, we operate 125 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 81% of our Net operating revenues for the three and six months ended June 30, 2017.
Home Health and Hospice
We are the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. As of June 30, 2017, we provide home health and hospice services in 230 locations across 25 states, with concentrations in the Southeast, Oklahoma, and Texas. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 19% of our Net operating revenues for the three and six months ended June 30, 2017.

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

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives including implementing a rebranding and name change initiative, developing and implementing risk-sharing strategies, enhancing clinical collaboration between our inpatient rehabilitation hospitals and home health and hospice agencies, refining and expanding clinical data analytics utilization to further improve patient outcomes, leveraging clinical expertise to increase stroke admissions, and completing the installation of our electronic clinical information system (“ACE-IT”) in substantially all of our hospitals and enhancing utilization via continuous in-service upgrades.

During the three and six months ended June 30, 2017, Net operating revenues increased by 6.6% and 6.9% over the same periods of 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 3.5% coupled with a 2.2% increase in net patient revenue per discharge in the second quarter of 2017 generated 5.0% growth in net patient revenue from our hospitals compared to the second quarter of 2016. Discharge growth included a 1.6% increase in same-store discharges. During the six months ended June 30, 2017, discharge growth of 3.2% coupled with a 2.9% increase in net patient revenue per discharge generated 5.4% growth in net patient revenue from our hospitals compared to the six months ended June 30, 2016. Discharge growth for the six-month period included a 1.5% increase in same-store discharges. Our inpatient rehabilitation outcome and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, home health admission growth of 19.7% coupled with the impact of a 1.5% decrease in revenue per episode in the second quarter of 2017 generated 13.8% growth in home health and hospice revenue compared to the second quarter of 2016. Home health admission growth included a 13.3% increase in same-store admissions. During the six months ended June 30, 2017, home health admission growth of 19.6% coupled with the impact of a 1.5% decrease in revenue per episode generated 13.7% growth in home health and hospice revenue compared to the six months ended June 30, 2016. Home health admission growth for the six-month period included a 13.5% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2017 related to our inpatient rehabilitation segment have included the following:

•	began operating the 33-bed inpatient rehabilitation hospital in Gulfport, Mississippi with our joint venture partner, Memorial Hospital at Gulfport, in April 2017;

•	began operating a new 60-bed inpatient rehabilitation hospital in Westerville, Ohio with our joint venture partner, Mount Carmel Health System, in April 2017;

•
began operating a new 48-bed inpatient rehabilitation hospital in Jackson, Tennessee and our existing 40-bed inpatient rehabilitation hospital in Martin, Tennessee with our joint venture partner, West Tennessee Healthcare, in July 2017;

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

•	continued our capacity expansions by adding 44 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Pearland, Texas	40	Q4 2016	Q4 2017
Shelby County, Alabama	34	Q1 2017	Q1 2018
Hilton Head, South Carolina	38	Q2 2017	Q2 2018
Murrieta, California	50	Q3 2017	2019
We also continued our growth efforts in our home health and hospice segment, which have included the following:

•	acquired the assets of Celtic Healthcare of Maryland, Inc., a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland in February 2017;

•	acquired the assets of two home health locations from Community Health Services, Inc. located in Owensboro, Kentucky and Elizabethtown, Kentucky in February 2017;

•	acquired the assets of two home health locations from Bio Care Home Health Services, Inc. and Kinsman Enterprises, Inc. located in Irving, Texas and Longview, Texas in May 2017; and

•	began accepting patients at our new home health location in Braintree, Massachusetts and new hospice locations in Amarillo, Texas and Austin, Texas.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we exercised the early redemption option and subsequently retired all $320 million of 2.00% Convertible Senior Subordinated Notes due 2043 (the “Convertible Notes”) reducing our long-term debt balance by approximately $278 million. For additional information regarding the retirement of the Convertible Notes, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.
We have also continued our shareholder distributions in 2017. In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share, payable on October 16, 2017 to stockholders of record on October 2, 2017. In addition, we repurchased 0.5 million shares of our common stock in the open market for approximately $18 million during the six months ended June 30, 2017. See the “Liquidity and Capital Resources” section of this Item.
Business Outlook
We believe our business outlook remains positive for two primary reasons. First, demographic trends, such as population aging, should increase long-term demand for facility-based and home-based patient services. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. We believe the demand for facility-based and home-based patient services will continue to increase as the U.S. population ages and life expectancies increase.
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

We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of ACE-IT. As of June 30, 2017, we had installed this system in 111 of our 125 hospitals, and we expect to complete installation in substantially all of our existing hospitals by the end of 2017. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and Accountable Care Organizations (“ACO”) partners. We are currently the home health provider to one ACO serving approximately 22,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute healthcare services. In addition, we believe we can address the demand for facility-based and home-based patient services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2016 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2020. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including bed expansions at existing inpatient rehabilitation hospitals and de novos, acquisition and de novo construction of inpatient rehabilitation hospitals, acquisition and opening of home health agencies and hospice agencies, repayments of long-term debt, common stock dividends, and repurchases of our common stock. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
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
Concerns held by federal policymakers about the federal deficit and national debt levels, as well as other healthcare policy priorities, could result in enactment of legislation affecting portions of the Medicare program, including post-acute care services that we provide. It is not clear whether Congress will pass legislation to modify or repeal the 2010 Healthcare Reform Laws, nor is it clear what, if any, other Medicare-related changes may ultimately be enacted and signed into law or otherwise implemented or caused by the Trump Administration through regulatory procedures, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.
On July 31, 2017, CMS released its Notice of Final Rulemaking for Fiscal Year 2018 (the “2018 Final IRF Rule”) for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2018 Final IRF Rule will implement a net 1.0% market basket increase effective for discharges between October 1, 2017 and September 30, 2018, in accordance with the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015. The 2018 Final IRF Rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to case mix-group relative weights and average length of stay values, and updates to the outlier fixed loss threshold. Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the 2018 Final IRF Rule’s release and incorporates other adjustments included in it, we believe the 2018 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 0.8% effective October 1, 2017.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. Under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 70% success rate. The appeals process established by CMS has encountered significant delays in recent years. The resolution of these disputes can take in excess of three years. Currently, administrative law judges are hearing HealthSouth appeals from claims denied up to seven years. The majority of the denials we have encountered in these probes derive from two of our MACs and relate to determinations regarding medical necessity and provision of therapy services which represent their uniquely restrictive interpretations of the CMS rules. We continue to discuss our objections to those interpretations with both MACs and CMS. We cannot predict what, if any, changes will result from those discussions. If these MACs continue to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity. In May 2014, the American Hospital Association and others filed a lawsuit seeking to compel the United States Department of Health and Human Services (“HHS”) to meet the statutorily required deadlines for adjudication of denied Medicare claims. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to reduce the backlog of appeals by 30% by the end of 2017, by 60% by the end of 2018, by 90% by the end of 2019, and completely by the end of 2020. HHS has appealed the federal district court decision. On January 17, 2017, CMS published a rule implementing procedural and administrative changes to the appeals process, but it is unclear what, if any, impact these changes will have on the backlog. This new rule may be subject to legal challenge by healthcare providers as well. We cannot predict what, if any, further action CMS will take to reduce the backlog. In recent filings, CMS projects the backlog will increase by the end of 2020.

On July 25, 2017, CMS released its Notice of Proposed Rulemaking for Calendar Year 2018 (the “2018 Proposed HH Rule”) for home health agencies under the home health prospective payment system (the “HH-PPS”). CMS estimates the proposed rule would cut Medicare payments to home health agencies by 0.4% in 2018. Specifically, while the proposed rule provided for a net 1% market basket update as required under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), that update was reduced by a nominal case-mix growth coding intensity adjustment of 0.9% (the third year of a three-year phase-in) and the expiration of the rural payment add-on of 3%. The 2018 Proposed HH Rule included other changes that would impact our agency-by-agency episode payment for Medicare reimbursement in 2018. Such changes include, but are not limited to, revisions to the case-mix weights, wage index values, and national per-visit payment amounts. The 2018 Proposed HH Rule would provide further updates to the home health value-based purchasing and home health quality reporting programs. While we continue to review the details of the 2018 Proposed HH Rule, we do not currently expect our 2018 net pricing impact to be substantially different from the estimated 0.4% decrease to the industry.
The 2018 Proposed HH Rule also proposes significant changes to the HH-PPS that would be effective on or after January 1, 2019. These changes would implement a new reimbursement case-mix methodology, called the home health groupings model (“HHGM”). The HHGM would use 30-day periods, rather than 60-day episodes, and rely more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to set payments. CMS estimates these changes would reduce Medicare home health payments by up to 4.3% in the aggregate in 2019 if implemented in a fully non-budget neutral basis. We are in the process of evaluating the proposals and their impact on our business, financial position, results of operations, and cash flows.
In addition to new reimbursement related rules, CMS has recently delayed rules we previously discussed in our 2016 Form 10-K. On January 3, 2017, CMS published its final rule providing for the creation and testing of three new episode payment models (“EPMs”) as well as modification of the Comprehensive Care for Joint Replacement (“CJR”) model. The three new Medicare EPMs are: (1) acute myocardial infarction model, (2) coronary artery bypass graft (“CABG”) model, and (3) surgical hip/femur fracture treatment excluding lower extremity joint replacement (“SHFFT”) model. Under the EPMs, as with the CJR model, acute care hospitals are financially accountable for the quality and cost of an episode of care, which is intended to incentivize increased coordination of care among hospitals, physicians, and post-acute care providers. CMS subsequently delayed the start date for the EPMs to January 1, 2018.
In 2016, CMS launched a three-year pre-claim review demonstration project for home health services. The project is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. The project covers agencies in the states of Illinois, Florida, Texas, Michigan, and Massachusetts and began in Illinois on August 3, 2016. Because of difficulties encountered in administering the project, the start date in Florida has been delayed indefinitely, and the start dates for the other states have not been announced.
For additional discussion of our regulatory environment, including the payment models and the demonstration project, see Item 1, Business, “Sources of Revenues” and “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2016 Form 10-K and Note 11, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

While the change in administration has added to regulatory uncertainty, the healthcare industry in general has been facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models. In these models, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the efficiency and overall value and quality of the services they provide to a patient. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new care delivery and payment model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are attempting to position the Company in preparation for whatever changes are ultimately made to the delivery system.
Given the complexity and the number of changes in the 2010 Healthcare Reform Laws and other pending regulatory initiatives, we cannot predict their ultimate impact. As noted above, it is not clear whether Congress will pass legislation to modify or repeal the 2010 Healthcare Laws, nor can we predict whether other legislation affecting Medicare and post-acute care providers will be enacted, or what actions the Trump Administration may take or cause through the regulatory process that may result in modifications to the 2010 Healthcare Laws or the Medicare program. Therefore, the ultimate nature and timing of the transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.

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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	75.3%	74.7%	75.1%	75.1%
Medicare Advantage	8.9%	8.1%	8.9%	7.9%
Managed care	9.6%	10.0%	9.8%	9.8%
Medicaid	2.8%	3.2%	2.7%	3.3%
Other third-party payors	1.3%	1.4%	1.3%	1.4%
Workers’ compensation	0.7%	0.7%	0.7%	0.8%
Patients	0.4%	0.5%	0.5%	0.5%
Other income	1.0%	1.4%	1.0%	1.2%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2016 Form 10-K.

Our Results
For the three and six months ended June 30, 2017 and 2016, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues	$981.3	$920.7	6.6%	$1,956.1	$1,830.5	6.9%
Less: Provision for doubtful accounts	(13.7)	(15.4)	(11.0)%	(30.1)	(31.9)	(5.6)%
Net operating revenues less provision for doubtful accounts	967.6	905.3	6.9%	1,926.0	1,798.6	7.1%
Operating expenses:
Salaries and benefits	527.8	486.1	8.6%	1,057.9	972.2	8.8%
Other operating expenses	130.5	121.5	7.4%	259.6	240.7	7.9%
Occupancy costs	18.3	17.9	2.2%	36.2	35.9	0.8%
Supplies	37.1	34.4	7.8%	74.1	69.4	6.8%
General and administrative expenses	52.4	34.4	52.3%	88.9	66.3	34.1%
Depreciation and amortization	45.8	42.9	6.8%	91.0	85.3	6.7%
Professional fees—accounting, tax, and legal	—	1.7	(100.0)%	—	1.9	(100.0)%
Total operating expenses	811.9	738.9	9.9%	1,607.7	1,471.7	9.2%
Loss on early extinguishment of debt	10.4	2.4	333.3%	10.4	4.8	116.7%
Interest expense and amortization of debt discounts and fees	40.4	43.4	(6.9)%	81.7	88.0	(7.2)%
Other income	(0.9)	(0.7)	28.6%	(1.9)	(1.3)	46.2%
Equity in net income of nonconsolidated affiliates	(2.0)	(2.4)	(16.7)%	(4.1)	(4.8)	(14.6)%
Income from continuing operations before income tax expense	107.8	123.7	(12.9)%	232.2	240.2	(3.3)%
Provision for income tax expense	28.6	42.4	(32.5)%	68.3	82.1	(16.8)%
Income from continuing operations	79.2	81.3	(2.6)%	163.9	158.1	3.7%
Income (loss) from discontinued operations, net of tax	0.2	(0.1)	(300.0)%	(0.1)	(0.2)	(50.0)%
Net income	79.4	81.2	(2.2)%	163.8	157.9	3.7%
Less: Net income attributable to noncontrolling interests	(16.4)	(18.6)	(11.8)%	(34.0)	(37.3)	(8.8)%
Net income attributable to HealthSouth	$63.0	$62.6	0.6%	$129.8	$120.6	7.6%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision for doubtful accounts	1.4%	1.7%	1.5%	1.7%
Operating expenses:
Salaries and benefits	53.8%	52.8%	54.1%	53.1%
Other operating expenses	13.3%	13.2%	13.3%	13.1%
Occupancy costs	1.9%	1.9%	1.9%	2.0%
Supplies	3.8%	3.7%	3.8%	3.8%
General and administrative expenses	5.3%	3.7%	4.5%	3.6%
Depreciation and amortization	4.7%	4.7%	4.7%	4.7%
Professional fees—accounting, tax, and legal	—%	0.2%	—%	0.1%
Total operating expenses	82.7%	80.3%	82.2%	80.4%
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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three and six months ended June 30, 2017 over the same periods of 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased in the three and six months ended June 30, 2017 compared to the same periods of 2016 in terms of dollars and as a percent of Net operating revenues primarily due to the resolution of the administrative payment delays that impacted 2016 collections and a reduction in pre-payment claims denials.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2016 development activities, and increases in salary and benefit costs.
Salaries and benefits as a percent of Net operating revenues increased during the three and six months ended June 30, 2017 compared to the same period of 2016 primarily as a result of an increase in full-time equivalents, salary and benefit cost increases, and an approximate $3 million reduction in prior period cost report adjustments plus an approximate $2 million negative retroactive Supplemental Security Income (“SSI”) adjustment (as discussed in this Item, “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues”). Full-time equivalents increased due to staffing increases at the former Reliant hospitals since their acquisition on October 1, 2015 and the ramping up of new hospitals in Bryan, Texas, Broken Arrow, Oklahoma, Modesto, California, Gulfport, Mississippi, and Westerville, Ohio. Salaries and benefits as a percent of Net operating revenues also increased during six months ended June 30, 2017 compared to the same period of 2016 as a result of an increase in full-time equivalents in the first quarter of 2017 due to a planned investment in additional clinical staff due to increased regulatory reporting requirements.
Other Operating Expenses
Other operating expenses increased during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily due to increased patient volumes at our hospitals. As a percent of Net operating revenues, Other operating expenses increased during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily due to the aforementioned prior period cost report adjustments and retroactive SSI adjustments.

Occupancy Costs
As a percent of Net operating revenues, Occupancy costs decreased during the six months ended June 30, 2017 compared to the same period of 2016 primarily due to increased revenue.
Supplies
Supplies increased during the three and six months ended June 30, 2017 compared to the same period of 2016 due primarily to increased patient volumes. Supplies increased as a percent of Net operating revenues during the three months ended June 30, 2017 compared to the same period of 2016 primarily due to the impact of the aforementioned prior period cost report adjustments and retroactive SSI adjustments. As a percent of Net operating revenues, Supplies was flat during the six months ended June 30, 2017 compared to the same period of 2016.
General and Administrative Expenses
General and administrative expenses increased during the three and six months ended June 30, 2017 compared to the same period of 2016 due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights. General and administrative expenses increased as a percent of Net operating revenues during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily due to expenses associated with stock appreciation rights and our rebranding and name change and TeamWorks clinical collaboration initiatives. For additional information on stock appreciation rights, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K, on the rebranding and name change initiative, see the “Executive Overview” and “Liquidity and Capital Resources” sections of this Item, and on TeamWorks, see Item 1, Business, “Overview of the Company—Competitive Strengths,” to the 2016 Form 10-K.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2017 compared to the same periods of 2016 due to our capital expenditures and development activities in 2016 and the first half of 2017.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the three and six months ended June 30, 2017 resulted from exercising the early redemption option on all $320 million of Convertible Notes resulting in the issuance of 8.9 million shares of common stock. We redeemed $0.6 million in principal at par in cash. As a result of these transactions, we recorded a $10.4 million Loss on early extinguishment of debt in the second quarter of 2017.
The Loss on early extinguishment of debt during the three and six months ended June 30, 2016 resulted from the redemptions of our 7.75% Senior Notes due 2022 (the “2022 Notes”) in March and May of 2016.
See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10‑K for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2017 compared to the same periods of 2016 resulted primarily from the redemptions of our 2022 Notes in 2016.
See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily due to increased expenses associated with stock appreciation rights.
Provision for Income Tax Expense
Our Provision for income tax expense for the three and six months ended June 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate and tax benefits resulting from exercises and vesting of share-based compensation. Our Provision for income tax expense for the three and six months ended June 30, 2016 primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We currently estimate our cash payments for taxes to be approximately $95 million to $115 million, net of refunds, for 2017. These payments are expected to result from federal and state income tax expenses based on estimates of taxable income for 2017, net of tax deferral associated with pre-payment claims denials discussed below. For the three months ended June 30, 2017 and 2016, current income tax expense was $33.4 million and $4.0 million, respectively. For the six months ended June 30, 2017 and 2016, current income tax expense was $24.1 million and $9.0 million, respectively.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $56 million through June 30, 2017. Approximately $39 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.3 million and $2.8 million as of June 30, 2017 and December 31, 2016, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2016 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The decrease in Net Income Attributable to Noncontrolling Interests during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily resulted from expenses associated with stock appreciation rights. See Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K.

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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	72.8%	73.1%	73.0%	73.3%
Medicare Advantage	8.7%	7.8%	8.6%	7.7%
Managed care	11.1%	11.5%	11.2%	11.2%
Medicaid	3.2%	2.9%	3.0%	3.0%
Other third-party payors	1.6%	1.7%	1.6%	1.7%
Workers’ compensation	0.8%	0.8%	0.9%	1.0%
Patients	0.5%	0.6%	0.5%	0.6%
Other income	1.3%	1.6%	1.2%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$762.9	$721.2	5.8%	$1,529.1	$1,440.5	6.2%
Outpatient and other	27.1	31.4	(13.7)%	53.4	61.3	(12.9)%
Inpatient rehabilitation segment revenues	790.0	752.6	5.0%	1,582.5	1,501.8	5.4%
Less: Provision for doubtful accounts	(12.4)	(14.5)	(14.5)%	(27.1)	(30.1)	(10.0)%
Net operating revenues less provision for doubtful accounts	777.6	738.1	5.4%	1,555.4	1,471.7	5.7%
Operating expenses:
Salaries and benefits	394.3	366.1	7.7%	792.5	736.0	7.7%
Other operating expenses	112.9	106.8	5.7%	224.7	211.6	6.2%
Supplies	33.8	31.8	6.3%	67.5	64.2	5.1%
Occupancy costs	15.5	15.4	0.6%	30.6	31.0	(1.3)%
Other income	(0.9)	(0.7)	28.6%	(1.9)	(1.3)	46.2%
Equity in net income of nonconsolidated affiliates	(1.8)	(2.2)	(18.2)%	(3.7)	(4.4)	(15.9)%
Noncontrolling interests	15.4	16.8	(8.3)%	31.9	33.6	(5.1)%
Segment Adjusted EBITDA	$208.4	$204.1	2.1%	$413.8	$401.0	3.2%

	(Actual Amounts)
Discharges	42,805	41,365	3.5%	85,064	82,463	3.2%
Net patient revenue per discharge	$17,823	$17,435	2.2%	$17,976	$17,468	2.9%
Outpatient visits	153,415	164,761	(6.9)%	305,869	327,410	(6.6)%
Average length of stay (days)	12.7	12.6	0.8%	12.8	12.8	—%
Occupancy %	69.3%	68.2%	1.6%	69.7%	68.8%	1.3%
# of licensed beds	8,641	8,430	2.5%	8,641	8,430	2.5%
Full-time equivalents*	20,474	19,708	3.9%	20,364	19,627	3.8%
Employees per occupied bed	3.46	3.43	0.9%	3.42	3.39	0.9%

*
Excludes approximately 430 full-time equivalents for the three and six months ended June 30, 2017 and approximately 420 full-time equivalents for the three and six months ended June 30, 2016, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net operating revenues were 5.0% higher during the three months ended June 30, 2017 compared to the same period of 2016. This increase included a 3.5% increase in patient discharges and a 2.2% increase in net patient revenue per discharge.

Discharge growth included a 1.6% increase in same-store discharges. Discharge growth from new stores resulted from joint ventures in Bryan, Texas (August 2016), Broken Arrow, Oklahoma (August 2016), Gulfport, Mississippi (April 2017), and Westerville, Ohio (April 2017), as well as a wholly owned hospital in Modesto, California (October 2016). Growth in net patient revenue per discharge primarily resulted from patient mix (higher percentage of stroke and neurological patients) offset by the negative impact of an approximate $3 million reduction in prior period cost report adjustments and a negative retroactive SSI adjustment of approximately $2 million in the second quarter of 2017. CMS periodically retroactively updates SSI ratios that are used to determine adjustments to Medicare payment rates for low-income patients. In June 2017, CMS updated the ratios for fiscal year 2015, which resulted in adjustments to our third-party estimates for 2015, 2016, and year-to-date 2017.
Net operating revenues were 5.4% higher during the six months ended June 30, 2017 compared to the same period of 2016. This increase included a 3.2% increase in patient discharges and a 2.9% increase in net patient revenue per discharge. Discharge growth included a 1.5% increase in same-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2016 were impacted by the same factors as discussed above for the second quarter of 2017. In addition, during the six months ended June 30, 2017, net patient revenue per discharge was impacted by the ramping up of a new hospital in Hot Springs, Arkansas which is required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
The decrease in outpatient and other revenues for the three and six months ended June 30, 2017 was primarily due to the closure of six outpatient programs in the latter half of 2016 and a $1.4 million provider tax recovery in the second quarter of 2016.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K for information regarding Reliant and Cardinal Hill.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily resulted from revenue growth, as discussed above. Expense ratios were negatively impacted by the aforementioned prior period cost report adjustments, SSI adjustment, and provider tax recovery. Salaries and benefits as a percent of net operating revenues was further impacted by the ramping up of new stores and staffing increases at the former Reliant hospitals. Other operating expenses increased as a percent of net operating revenues primarily due to price inflation from contract services. Occupancy costs decreased as a percent of net operating revenues due to increased revenue. The Provision for doubtful accounts as a percent of net operating revenues decreased primarily due to the resolution of the administrative payment delays that adversely impacted 2016 collections and a reduction in new pre-payment claims denials.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Medicare	84.9%	82.3%	84.5%	82.9%
Medicare Advantage	10.1%	9.0%	10.2%	8.9%
Managed care	3.5%	3.7%	3.7%	3.2%
Medicaid	1.3%	4.8%	1.4%	4.8%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$172.9	$157.1	10.1%	$338.2	$308.0	9.8%
Hospice	18.4	11.0	67.3%	35.4	20.7	71.0%
Home health and hospice segment revenues	191.3	168.1	13.8%	373.6	328.7	13.7%
Less: Provision for doubtful accounts	(1.3)	(0.9)	44.4%	(3.0)	(1.8)	66.7%
Net operating revenues less provision for doubtful accounts	190.0	167.2	13.6%	370.6	326.9	13.4%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	88.7	81.6	8.7%	177.7	160.0	11.1%
Support and overhead costs	67.7	58.0	16.7%	134.5	115.0	17.0%
Equity in net income of nonconsolidated affiliates	(0.2)	(0.2)	—%	(0.4)	(0.4)	—%
Noncontrolling interests	1.0	1.8	(44.4)%	2.1	3.7	(43.2)%
Segment Adjusted EBITDA	$32.8	$26.0	26.2%	$56.7	$48.6	16.7%

	(Actual Amounts)
Home health:
Admissions	30,823	25,753	19.7%	61,633	51,516	19.6%
Recertifications	22,568	20,432	10.5%	43,114	39,885	8.1%
Episodes	52,101	45,774	13.8%	101,361	89,618	13.1%
Average revenue per episode	$2,989	$3,033	(1.5)%	$2,990	$3,034	(1.5)%
Episodic visits per episode	18.1	18.9	(4.2)%	18.4	19.0	(3.2)%
Total visits	1,095,225	967,968	13.1%	2,165,581	1,905,772	13.6%
Cost per visit	$73	$73	—%	$74	$73	1.4%
Hospice:
Admissions	1,114	785	41.9%	2,242	1,509	48.6%
Patient days	113,028	71,277	58.6%	221,746	134,709	64.6%
Revenue per day	$162	$154	5.2%	$160	$154	3.9%
Net Operating Revenues
Home health and hospice revenue was 13.8% higher during the three months ended June 30, 2017 compared to the same period of 2016. This increase included a 19.7% increase in home health admissions and was impacted by a 1.5% decrease in average revenue per episode. Home health admission growth included a 13.3% increase in same-store admissions. Home health revenue growth resulted from strong same-store and new-store volume growth. The decrease in average revenue per episode resulted from Medicare reimbursement rate cuts partially offset by changes in patient mix (including a higher percentage of therapy patients). Medicaid payments decreased during the second quarter of 2017 compared to the same quarter of 2016 as a result of the divestiture of our pediatric home health assets in November 2016. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements accompanying the 2016 Form 10-K. The increase in hospice and other revenue primarily resulted from acquisitions completed in 2016.
Home health and hospice revenue was 13.7% higher during the six months ended June 30, 2017 compared to the same period of 2016. This increase included a 19.6% increase in home health admissions and was impacted by a 1.5% decrease in average revenue per episode. Home health admission growth included a 13.5% increase in same-store admissions. Home health revenue growth from new stores and decrease in average revenue per episode resulted from the same factors discussed above for the second quarter of 2017.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2017 compared to the same periods of 2016 primarily resulted from revenue growth and staffing productivity gains. Adjusted EBITDA for the segment during the three and six months ended June 30, 2017 was impacted by lower average revenue per episode and salary and benefit cost increases. Adjusted EBITDA for the segment during the six months ended June 30, 2017 was also impacted by slightly higher cost per visit.
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
Consistent with these objectives, we exercised the early redemption option and subsequently retired all $320 million of the Convertible Notes reducing our long-term debt balance by approximately $278 million. Substantially all of the holders elected to convert their Convertible Notes to shares of our common stock, which resulted in the issuance of 8.9 million shares from treasury stock. We redeemed $0.6 million in principal at par in cash. As a result of these transactions, we recorded a $10.4 million Loss on early extinguishment of debt in the second quarter of 2017. For additional information regarding our indebtedness, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Current Liquidity
As of June 30, 2017, we had $71.1 million in Cash and cash equivalents. Cash and cash equivalents as of June 30, 2017 excluded $73.0 million in restricted cash (included in Other current assets) and $54.5 million of restricted marketable securities ($18.0 million included in Other current assets and $36.5 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2016 Form 10-K.
In addition to Cash and cash equivalents, as of June 30, 2017, we had approximately $496 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $75 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of

June 30, 2017, the maximum leverage ratio requirement per our credit agreement was 4.5x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2017, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2020, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2017.
As part of the Encompass acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Holdings, a subsidiary of HealthSouth and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor will have the right (but not the obligation) to have his or her shares of Holdings stock repurchased by HealthSouth for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, HealthSouth will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. As of June 30, 2017, the value of those outstanding shares of Holdings is approximately $193 million. See Note 6, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
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
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2016 Form 10-K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2017 and 2016 (in millions):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$332.0	$321.8
Net cash used in investing activities	(131.6)	(105.5)
Net cash used in financing activities	(169.8)	(207.6)
Increase in cash and cash equivalents	$30.6	$8.7
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2017 compared to the same period of 2016 primarily resulted from revenue growth, as described above, improved aging of accounts receivable due to the resolution of the administrative payment delays that impacted 2016 collections offset by increased payments for income taxes following the exhaustion of our federal net operating loss in the first quarter of 2017.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2017 compared to the same period of 2016 primarily resulted from the increase in cash used for capital expenditures and acquisitions of businesses.

Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2017 compared to the same period of 2016 primarily resulted from the proceeds received from the exercising of stock warrants and the decrease in cash used for principal debt payments, including the redemption of $50 million of 7.75% Senior Notes due 2022 in March and May of 2016 offset by the increase in cash used for payments and decrease in borrowings on our revolving credit facility.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2017 are as follows (in millions):

	Total	July 1 through December 31, 2017	2018 - 2019	2020 - 2021	2022 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,317.7	$11.8	$51.2	$355.2	$1,899.5
Revolving credit facility	70.0	—	—	70.0	—
Interest on long-term debt (b)	877.4	61.4	251.2	230.7	334.1
Capital lease obligations (c)	497.9	17.5	67.6	56.3	356.5
Operating lease obligations (d)(e)	425.4	33.7	120.5	86.0	185.2
Purchase obligations (e)(f)	96.5	22.3	47.2	23.7	3.3
Other long-term liabilities (g)(h)	3.6	0.2	0.4	0.4	2.6
Total	$4,288.5	$146.9	$538.1	$822.3	$2,781.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2017. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 17% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2016 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of June 30, 2017, we had $0.3 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2016 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $216.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2017, we made capital expenditures of approximately $110 million for property and equipment and capitalized software. During 2017, we expect to spend approximately $305 million to $415 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. The expected increase in 2017 is due to growth in the Company, an enhanced hospital maintenance program, and leasehold improvements and furnishings associated with the build-out of our new home office location. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share, payable on October 16, 2017 to stockholders of record on October 2, 2017. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of June 30, 2017, approximately $78 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2017, we repurchased 0.5 million shares of our common stock in the open market for approximately $18 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $600 million revolving credit facility.
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
Under the credit agreement, the Adjusted EBITDA calculation does not include net income attributable to noncontrolling interests and includes (1) gain or loss on disposal of assets, (2) professional fees unrelated to the stockholder derivative litigation, (3) unusual or nonrecurring cash expenditures in excess of $10 million, and (4) pro forma adjustments resulting from debt transactions and development activities. Items falling within the credit agreement’s “unusual or nonrecurring” classification may occur in future periods, but these items and amounts recognized can vary significantly from period to period and may not directly relate to our ongoing operating performance. Accordingly, these items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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
Our Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$79.4	$81.2	$163.8	$157.9
(Income) loss from discontinued operations, net of tax, attributable to HealthSouth	(0.2)	0.1	0.1	0.2
Provision for income tax expense	28.6	42.4	68.3	82.1
Interest expense and amortization of debt discounts and fees	40.4	43.4	81.7	88.0
Professional fees—accounting, tax, and legal	—	1.7	—	1.9
Net noncash loss on disposal or impairment of assets	0.8	0.2	0.3	0.4
Depreciation and amortization	45.8	42.9	91.0	85.3
Loss on early extinguishment of debt	10.4	2.4	10.4	4.8
Stock-based compensation expense	20.7	8.6	28.7	13.1
Net income attributable to noncontrolling interests	(16.4)	(18.6)	(34.0)	(37.3)
Adjusted EBITDA	$209.5	$204.3	$410.3	$396.4

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$332.0	$321.8
Provision for doubtful accounts	(30.1)	(31.9)
Professional fees—accounting, tax, and legal	—	1.9
Interest expense and amortization of debt discounts and fees	81.7	88.0
Equity in net income of nonconsolidated affiliates	4.1	4.8
Net income attributable to noncontrolling interests in continuing operations	(34.0)	(37.3)
Amortization of debt-related items	(6.7)	(6.8)
Distributions from nonconsolidated affiliates	(4.4)	(3.0)
Current portion of income tax expense	24.1	9.0
Change in assets and liabilities	42.4	45.3
Premium paid on bond redemption	—	3.9
Net cash used in operating activities of discontinued operations	0.6	0.5
Other	0.6	0.2
Adjusted EBITDA	$410.3	$396.4
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2017, our primary variable rate debt outstanding related to $70.0 million in advances under our revolving credit facility and $410.2 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $4.2 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $4.2 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2017 that have a material effect on our Internal Control over Financial Reporting.

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
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2016 Form 10-K other than as set forth below. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.
Our recently announced pending name change to Encompass Health Corporation and the associated rebranding initiative will involve substantial costs and may not be favorably received by our referral sources, business partners, or investors.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation, effective January 1, 2018. The corporate name change will be accompanied by a NYSE ticker symbol change, from “HLS” to “EHC.” Beginning in the first quarter of 2018, both of our business segments will begin transitioning to the Encompass Health name. The rebranding initiative is expected to be substantially completed by the end of 2019. The total rebranding investment is estimated to be approximately $25 to $30 million, to be incurred between 2017 and 2019.
While we believe this rebranding initiative promotes our position as the leading provider of integrated post-acute healthcare in a rapidly changing healthcare environment, we may not improve upon the brand recognition associated with the “HealthSouth” name that we previously established with referral sources and business partners. In addition, the initiative will involve significant costs and require the dedication of significant time and effort by management and other personnel. In specific markets, we may not be able to establish, maintain and/or enhance brand recognition associated with the “Encompass” name that is comparable to the brand recognition previously associated with the “HealthSouth” name.
We cannot predict the impact of this rebranding initiative on our business. However, if we fail to establish, maintain and/or enhance brand recognition associated with the “Encompass” name, it may affect patient referrals, which may adversely affect our ability to generate revenues and could impede our business plan. Additionally, the costs and the dedication of time and effort associated the rebranding initiative may negatively impact our profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2017	570,612	$44.95	—	$77,990,964
May 1 through May 31, 2017	138,133	47.64	—	77,990,964
June 1 through June 30, 2017	189	46.23	—	77,990,964
Total	708,934	45.47	—

(1)
Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 856 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
We paid quarterly cash dividends of $0.21 per share on our common stock on January 15, April 15, and July 15 of 2015. On July 16, 2015, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.23 per share that was paid on October 15, 2015, and we paid the same per share quarterly dividend through July 15, 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend on January 17, 2017, April 17, 2017 and July 17, 2017. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share, payable on October 16, 2017 to stockholders of record on October 2, 2017. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 1, 2017

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

3.2	Amended and Restated Bylaws of HealthSouth Corporation, effective as of May 7, 2015 (incorporated by reference to Exhibit 3.1 to HealthSouth’s Current Report on Form 8-K filed on May 11, 2015).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document