Form 10-Q
period 2017-09-30
HEALTHSOUTH CORP
filed 2017-10-31
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The registrant had 98,310,804 shares of common stock outstanding, net of treasury shares, as of October 25, 2017.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the reinstatement of the “75% Rule,” the introduction of site neutral payments with skilled nursing facilities for certain conditions, or the home health groupings model), payment system reforms, and related increases in the costs of complying with such changes;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Millions)
Net operating revenues	$995.6	$926.8	$2,951.7	$2,757.3
Less: Provision for doubtful accounts	(12.6)	(14.8)	(42.7)	(46.7)
Net operating revenues less provision for doubtful accounts	983.0	912.0	2,909.0	2,710.6
Operating expenses:
Salaries and benefits	542.1	497.4	1,600.0	1,469.6
Other operating expenses	137.6	126.3	397.2	367.0
Occupancy costs	18.6	17.6	54.8	53.5
Supplies	36.5	34.8	110.6	104.2
General and administrative expenses	39.7	30.3	128.6	96.6
Depreciation and amortization	46.2	43.5	137.2	128.8
Professional fees—accounting, tax, and legal	—	—	—	1.9
Total operating expenses	820.7	749.9	2,428.4	2,221.6
Loss on early extinguishment of debt	0.3	2.6	10.7	7.4
Interest expense and amortization of debt discounts and fees	36.8	42.5	118.5	130.5
Other income	(1.0)	(0.8)	(2.9)	(2.1)
Equity in net income of nonconsolidated affiliates	(2.1)	(2.5)	(6.2)	(7.3)
Income from continuing operations before income tax expense	128.3	120.3	360.5	360.5
Provision for income tax expense	43.1	42.1	111.4	124.2
Income from continuing operations	85.2	78.2	249.1	236.3
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.2)	(0.3)
Net income	85.1	78.1	248.9	236.0
Less: Net income attributable to noncontrolling interests	(19.2)	(16.4)	(53.2)	(53.7)
Net income attributable to HealthSouth	$65.9	$61.7	$195.7	$182.3

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Millions, Except Per Share Data)
Weighted average common shares outstanding:
Basic	97.8	89.1	92.3	89.3
Diluted	99.0	99.4	99.1	99.5

Earnings per common share:
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.67	$0.69	$2.11	$2.03
Discontinued operations	—	—	—	—
Net income	$0.67	$0.69	$2.11	$2.03
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.67	$0.64	$2.08	$1.90
Discontinued operations	—	—	—	—
Net income	$0.67	$0.64	$2.08	$1.90

Cash dividends per common share	$0.25	$0.24	$0.73	$0.70

Amounts attributable to HealthSouth common shareholders:
Income from continuing operations	$66.0	$61.8	$195.9	$182.6
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to HealthSouth	$65.9	$61.7	$195.7	$182.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Millions)
COMPREHENSIVE INCOME
Net income	$85.1	$78.1	$248.9	$236.0
Other comprehensive (loss) income, net of tax:
Net change in unrealized gain (loss) on available-for-sale securities:
Unrealized net holding gain (loss) arising during the period	0.1	(0.2)	0.5	0.4
Other comprehensive income (loss) before income taxes	0.1	(0.2)	0.5	0.4
Provision for income tax (expense) benefit related to other comprehensive income items	(0.1)	0.1	(0.2)	(0.2)
Other comprehensive (loss) income, net of tax	—	(0.1)	0.3	0.2
Comprehensive income	85.1	78.0	249.2	236.2
Comprehensive income attributable to noncontrolling interests	(19.2)	(16.4)	(53.2)	(53.7)
Comprehensive income attributable to HealthSouth	$65.9	$61.6	$196.0	$182.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$67.6	$40.5
Accounts receivable, net of allowance for doubtful accounts of $58.5 in 2017; $53.9 in 2016	441.6	443.8
Other current assets	178.2	170.2
Total current assets	687.4	654.5
Property and equipment, net	1,482.3	1,391.8
Goodwill	1,971.7	1,927.2
Intangible assets, net	405.1	411.3
Deferred income tax assets	91.6	75.8
Other long-term assets	245.3	221.3
Total assets(1)	$4,883.4	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$31.1	$37.1
Accounts payable	81.8	68.3
Accrued expenses and other current liabilities	398.3	370.2
Total current liabilities	511.2	475.6
Long-term debt, net of current portion	2,591.3	2,979.3
Other long-term liabilities	186.4	160.0
	3,288.9	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	221.3	138.3
Shareholders’ equity:
HealthSouth shareholders’ equity	1,136.4	735.9
Noncontrolling interests	236.8	192.8
Total shareholders’ equity	1,373.2	928.7
Total liabilities(1) and shareholders’ equity	$4,883.4	$4,681.9

(1)
Our consolidated assets as of September 30, 2017 and December 31, 2016 include total assets of variable interest entities of $262.7 million and $262.3 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2017 and December 31, 2016 include total liabilities of the variable interest entities of $53.9 million and $50.3 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2017
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7
Net income	—	—	—	195.7	—	—	43.3	239.0
Receipt of treasury stock	(0.9)	—	—	—	—	(19.8)	—	(19.8)
Dividends declared on common stock	—	—	(70.3)	—	—	—	—	(70.3)
Stock-based compensation	—	—	15.2	—	—	—	—	15.2
Stock options exercised	1.1	—	20.4	—	—	(19.3)	—	1.1
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(37.1)	(37.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	37.8	37.8
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(44.4)	—	—	—	—	(44.4)
Repurchases of common stock in open market	(0.9)	—	—	—	—	(38.1)	—	(38.1)
Conversion of convertible debt, net of tax	8.9	—	53.7	—	—	274.5	—	328.2
Other	0.5	—	5.7	1.1	0.3	(0.8)	—	6.3
Balance at end of period	98.3	$1.1	$2,806.0	$(1,251.6)	$(0.9)	$(418.2)	$236.8	$1,373.2

	Nine Months Ended September 30, 2016
	(In Millions)
	HealthSouth Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	90.1	$1.1	$2,834.9	$(1,696.0)	$(1.2)	$(527.4)	$167.9	$779.3
Net income	—	—	—	182.3	—	—	42.5	224.8
Receipt of treasury stock	(0.4)	—	—	—	—	(9.9)	—	(9.9)
Dividends declared on common stock	—	—	(63.4)	—	—	—	—	(63.4)
Stock-based compensation	—	—	16.1	—	—	—	—	16.1
Stock options exercised	0.3	—	6.6	—	—	(4.8)	—	1.8
Distributions declared	—	—	—	—	—	—	(43.1)	(43.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	17.0	17.0
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	10.2	—	—	—	—	10.2
Repurchases of common stock in open market	(0.7)	—	—	—	—	(24.1)	—	(24.1)
Other	0.5	—	2.4	—	0.2	(0.7)	3.2	5.1
Balance at end of period	89.8	$1.1	$2,806.8	$(1,513.7)	$(1.0)	$(566.9)	$187.5	$913.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In Millions)
Cash flows from operating activities:
Net income	$248.9	$236.0
Loss from discontinued operations, net of tax	0.2	0.3
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	42.7	46.7
Depreciation and amortization	137.2	128.8
Loss on early extinguishment of debt	10.7	7.4
Equity in net income of nonconsolidated affiliates	(6.2)	(7.3)
Distributions from nonconsolidated affiliates	6.6	5.9
Stock-based compensation	37.9	17.4
Deferred tax expense	51.3	110.6
Other, net	9.8	11.7
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(54.2)	(75.7)
Other assets	(7.4)	(4.4)
Accounts payable	6.1	1.9
Accrued payroll	3.1	8.7
Accrued interest payable	7.3	6.0
Other liabilities	12.5	11.8
Premium paid on redemption of bonds	—	(5.8)
Net cash used in operating activities of discontinued operations	(0.7)	(0.6)
Total adjustments	256.7	263.1
Net cash provided by operating activities	505.8	499.4

(Continued)

HealthSouth Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(155.7)	(113.9)
Additions to capitalized software costs	(14.6)	(17.5)
Acquisitions of businesses, net of cash acquired	(36.6)	(19.6)
Net change in restricted cash	(9.9)	(7.1)
Other, net	7.6	1.8
Net cash used in investing activities	(209.2)	(156.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(125.4)	(195.2)
Borrowings on revolving credit facility	241.3	260.0
Payments on revolving credit facility	(255.3)	(240.0)
Repurchases of common stock, including fees and expenses	(38.1)	(24.1)
Dividends paid on common stock	(67.0)	(62.4)
Proceeds from exercising stock warrants	26.6	—
Distributions paid to noncontrolling interests of consolidated affiliates	(38.3)	(49.5)
Taxes paid on behalf of employees for shares withheld	(19.8)	(9.9)
Other, net	6.5	(7.2)
Net cash used in financing activities	(269.5)	(328.3)
Increase in cash and cash equivalents	27.1	14.8
Cash and cash equivalents at beginning of period	40.5	61.6
Cash and cash equivalents at end of period	$67.6	$76.4

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$319.4	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
HealthSouth Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 36 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation, effective January 1, 2018. The corporate name change will be accompanied by a NYSE ticker symbol change from “HLS” to “EHC.” On October 20, 2017, our board of directors approved an amended and restated certificate of incorporation in order to change the name effective as of January 1, 2018. Beginning in the first quarter of 2018, both of our business segments will begin transitioning to the Encompass Health name.
The accompanying unaudited condensed consolidated financial statements of HealthSouth Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Exhibit 99.1 to HealthSouth’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission on September 18, 2017 (the “2016 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2016 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
See also Note 12, Segment Reporting.
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	75.7%	74.8%	75.3%	75.0%
Medicare Advantage	8.4%	7.9%	8.7%	7.9%
Managed care	9.4%	10.1%	9.6%	9.9%
Medicaid	2.9%	3.3%	2.8%	3.3%
Other third-party payors	1.3%	1.5%	1.3%	1.4%
Workers’ compensation	0.7%	0.8%	0.7%	0.8%
Patients	0.5%	0.5%	0.5%	0.5%
Other income	1.1%	1.1%	1.1%	1.2%
Total	100.0%	100.0%	100.0%	100.0%

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	73.3%	73.3%	73.1%	73.3%
Medicare Advantage	8.1%	7.6%	8.4%	7.7%
Managed care	10.7%	11.4%	11.0%	11.3%
Medicaid	3.4%	3.0%	3.1%	3.0%
Other third-party payors	1.6%	1.8%	1.6%	1.7%
Workers’ compensation	0.9%	1.0%	0.9%	1.0%
Patients	0.6%	0.6%	0.6%	0.6%
Other income	1.4%	1.3%	1.3%	1.4%
Total	100.0%	100.0%	100.0%	100.0%
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	85.2%	81.8%	84.7%	82.4%
Medicare Advantage	9.6%	8.8%	10.0%	8.9%
Managed care	3.9%	4.5%	3.8%	3.7%
Medicaid	1.1%	4.7%	1.3%	4.8%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2016 Form 10-K for our policies related to Net operating revenues, Accounts receivable, and our Allowance for doubtful accounts.
Recent Accounting Pronouncements—
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that intends to clarify the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 will be effective for our annual reporting period beginning on January 1, 2018, including interim periods within that year. ASC 606 may be applied retrospectively to each period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. We are currently assessing the impact this guidance may have on our consolidated financial statements by analyzing our current portfolio of third-party payor contracts, including a review of historical accounting policies and practices to identify potential differences in applying the new guidance. We are also evaluating the nature and amount of data available to us in assessing implementation of ASC 606. Under ASC 606, substantially all amounts that were previously presented as Provision for doubtful accounts will be considered an implicit price

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

concession in determining Net operating revenues. Amounts considered to be doubtful accounts under ASC 606 will be presented as a component of Total operating expenses within the consolidated statements of operations. Except for the adjustments discussed above, we do not expect the adoption of ASC 606 to have a material impact on our consolidated financial statements. We expect to adopt ASC 606 retrospectively effective January 1, 2018.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This revised standard requires the change in fair value of many equity investments to be recognized in Net income. This revised standard requires a modified retrospective application with a cumulative effect adjustment recognized in retained earnings as of the date of adoption and is effective for our interim and annual periods beginning January 1, 2018. While we are currently assessing the impact this guidance may have on our consolidated financial statements, we expect to recognize mark-to-market gains and losses associated with our available-for-sale equity securities through Net income instead of Accumulated other comprehensive income. We continue to review the requirements of this revised standard, but do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis. In addition, all income tax-related cash flows resulting from share-based windfall tax benefits are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. The standard also clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows on a retrospective basis. Finally, the standard allows entities to make an accounting policy election to either estimate forfeitures for each period or account for forfeitures as they occur. For HealthSouth, this guidance was effective for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. As a result of our adoption of this guidance effective January 1, 2017, we recorded $0.4 million and $9.0 million of tax benefits in excess of compensation cost (“windfalls”) to Provision for income tax expense in our condensed consolidating statement of operations for the three and nine months ended September 30, 2017, respectively. In addition, we elected to retrospectively apply the guidance governing presentation of windfalls on the statement of cash flows, which resulted in a reclassification of windfalls of $17.3 million from Cash flows from financing activities to Cash flows from operating activities for the year ended December 31, 2016 within our 2016 Form 10-K. We also retrospectively applied the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for withheld shares on our condensed consolidating statements of cash flows for the nine months ended September 30, 2016, which resulted in a reclassification of $9.9 million from Cash flows from operating activities to Cash flows from financing activities. We did not

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

elect an accounting policy change to record forfeitures as they occur and thus will continue to estimate forfeitures at each period. Except for the adjustments discussed above, the adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and is effective for HealthSouth for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. Early adoption is permitted. While we continue to review the requirements of this standard and any potential impact it may have on our consolidated financial statements, the clarification that debt prepayment premiums should be classified as financing activities will result in an immaterial increase in certain prior period operating cash inflows and a corresponding increase in financing cash outflows.
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
Inpatient Rehabilitation
During the nine months ended September 30, 2017, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.

•
In April 2017, we acquired 80% of Memorial Hospital at Gulfport, a 33-bed inpatient rehabilitation hospital in Gulfport, Mississippi, through a joint venture with Memorial Hospital at Gulfport. This acquisition was funded on March 31, 2017 using cash on hand.

•
In April 2017, we also acquired approximately 80% of Mount Carmel West, an inpatient rehabilitation unit in Columbus, Ohio, through a joint venture with Mount Carmel Health System. This acquisition was funded through a contribution of a 60‑bed de novo inpatient rehabilitation hospital to the consolidated joint venture.

•
In July 2017, we acquired 50% of the inpatient rehabilitation unit at Jackson-Madison County General Hospital through a joint venture with West Tennessee Healthcare. The acquisition was funded through a contribution of our existing inpatient rehabilitation hospital in Martin, Tennessee to the consolidated joint venture.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•
In September 2017, we acquired 75% of Heritage Valley Beaver Hospital’s inpatient rehabilitation unit in Beaver, Pennsylvania, through a joint venture with Heritage Valley Health System, Inc. The acquisition was funded through the exchange of 25% of our existing inpatient rehabilitation hospital in Sewickley, Pennsylvania.

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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.6
Trade name (useful life of 20 years)	0.5
Certificate of need (useful life of 20 years)	9.8
Goodwill	24.0
Total assets acquired	$35.0
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of assets acquired	$5.4	$1.4	$11.0	$6.7
Goodwill	9.0	7.6	24.0	9.4
Fair value of noncontrolling interest owned by joint venture partner	(14.4)	(9.0)	(24.1)	(16.1)
Net cash paid for acquisition	$—	$—	$10.9	$—
Home Health and Hospice
During the nine months ended September 30, 2017, we completed the following home health acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In February 2017, we acquired the assets of Celtic Healthcare of Maryland, Inc., a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland.

•	In February 2017, we also acquired the assets of two home health locations from Community Health Services, Inc., located in Owensboro, Kentucky and Elizabethtown, Kentucky.

•	In May 2017, we acquired the assets of two home health locations from Bio Care Home Health Services, Inc. and Kinsman Enterprises, Inc., located in Irving, Texas and Longview, Texas.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•	In July 2017, we acquired the assets of four home health locations from VNA Healthtrends, located in Bourbonnais, Illinois; Des Plaines, Illinois; Schererville, Indiana; and Tempe, Arizona.

•	In August 2017, we acquired the assets of two home health locations from VNA Healthtrends, located in Canton, Ohio and Forsyth, Illinois.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Total current assets	$0.1
Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	0.7
Trade name (useful life of 1 year)	0.1
Certificates of need (useful lives of 10 years)	0.7
Licenses (useful lives of 10 years)	3.8
Goodwill	20.5
Total assets acquired	25.9
Total liabilities assumed	(0.2)
Net assets acquired	$25.7
Information regarding the net cash paid for the home health acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Fair value of assets acquired	$2.7	$1.9	$5.4	$3.4
Goodwill	13.1	8.3	20.5	16.3
Fair value of liabilities assumed	(0.1)	—	(0.2)	(0.1)
Net cash paid for acquisitions	$15.7	$10.2	$25.7	$19.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2016 (in millions):

	Net Operating Revenues	Net Income Attributable to HealthSouth
Acquired entities only: Actual from acquisition date to September 30, 2017	$17.5	$(5.9)
Combined entity: Supplemental pro forma from 07/01/2017-09/30/2017	996.1	65.9
Combined entity: Supplemental pro forma from 07/01/2016-09/30/2016	942.3	63.5
Combined entity: Supplemental pro forma from 01/01/2017-09/30/2017	2,975.9	198.4
Combined entity: Supplemental pro forma from 01/01/2016-09/30/2016	2,805.3	188.1
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K for information regarding acquisitions completed in 2016.

3.	Variable Interest Entities
As of September 30, 2017 and December 31, 2016, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1.8	$1.6
Accounts receivable, net of allowance for doubtful accounts	30.0	30.8
Other current assets	5.6	5.8
Total current assets	37.4	38.2
Property and equipment, net	143.1	140.0
Goodwill	73.5	73.5
Intangible assets, net	7.6	9.6
Other long-term assets	1.1	1.0
Total assets	$262.7	$262.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.7	$1.5
Accounts payable	6.9	6.8
Accrued expenses and other current liabilities	16.6	12.2
Total current liabilities	25.2	20.5
Long-term debt, net of current portion	28.7	29.8
Total liabilities	$53.9	$50.3

4.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2017 and December 31, 2016, we had $12.6 million and $13.0 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in seven partially owned subsidiaries, of which six are general or limited partnerships, limited liability companies, or joint ventures in which HealthSouth or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net operating revenues	$9.9	$11.3	$31.0	$33.4
Operating expenses	(5.6)	(6.0)	(18.1)	(18.1)
Income from continuing operations, net of tax	4.3	5.2	12.9	15.2
Net income	4.3	5.2	12.9	15.2

5.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2017	December 31, 2016
Credit Agreement—
Advances under revolving credit facility	$138.0	$152.0
Term loan facilities	298.3	421.2
Bonds payable—
5.125% Senior Notes due 2023	295.7	295.3
5.75% Senior Notes due 2024	1,193.7	1,193.2
5.75% Senior Notes due 2025	344.3	343.9
2.00% Convertible Senior Subordinated Notes due 2043	—	275.7
Other notes payable	80.1	55.8
Capital lease obligations	272.3	279.3
	2,622.4	3,016.4
Less: Current portion	(31.1)	(37.1)
Long-term debt, net of current portion	$2,591.3	$2,979.3

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

	Face Amount	Net Amount
October 1 through December 31, 2017	$7.4	$7.4
2018	31.6	31.6
2019	31.7	31.6
2020	24.4	24.4
2021	25.8	25.8
2022	399.2	397.4
Thereafter	2,120.4	2,104.2
Total	$2,640.5	$2,622.4
In May 2017, we provided notice of our intent to exercise our early redemption option on the $320 million outstanding principal amount of the 2.00% Convertible Senior Subordinated Notes due 2043 (the “Convertible Notes”). Pursuant to the indenture, the holders had the right to convert their Convertible Notes into shares of our common stock at a conversion rate of 27.2221 shares per $1,000 principal amount of Convertible Notes, which rate was increased by the make-whole premium. Holders of $319.4 million in principal of these Convertible Notes chose to convert their notes to shares of our common stock resulting in the issuance of 8.9 million shares from treasury stock, including 0.2 million shares due to the make-whole premium. Approximately 8.6 million of these shares were included in Diluted earnings per share attributable to HealthSouth common shareholders as of March 31, 2017. We redeemed the remaining $0.6 million in principal at par in cash. The redemption and all conversions occurred in the second quarter of 2017. As a result of these transactions, we recorded a $10.4 million Loss on early extinguishment of debt in the second quarter of 2017. See also Note 10, Earnings per Common Share for additional information on these Convertible Notes.
In September 2017, we amended our existing credit agreement. The following are the changes made to the material provisions of the credit agreement:

•	increase the maximum capacity under the revolving credit facility from $600 million to $700 million;

•	decrease the current term loan facility to $300 million with a net repayment of approximately $110 million;

•	decrease the spread used to calculate the applicable interest rate on any outstanding revolving credit or term loan balances by 25 basis points;

•
in addition to the specified amounts and types of permitted investments, allow for additional investments so long as the senior secured leverage ratio is no greater than 2.00:1 after giving pro forma effect to those additional investments;

•
in addition to the specified amounts and types of permitted restricted payments, allow for additional restricted payments so long as the senior secured leverage ratio is no greater than 2.00:1 (rather than the 1.75:1 threshold ratio applicable to this provision previously) after giving pro forma effect to those additional restricted payments;

•
increase the maximum amount of permitted capital expenditures in a given year from $300 million to $350 million, which amount is in addition to any unused portion of the permitted amount from the prior year;

•	increase the maximum leverage ratio in the financial covenants applicable for the periods ending on or before September 30, 2019 from 4.25x to 4.50x;

•
increase the accordion feature permitting future increases in revolving borrowing capacity or new term loans, or both, from an aggregate amount not to exceed $300 million to the greater of (a) $870 million and (b) our adjusted consolidated EBITDA for the most recently completed four-quarter period, after giving pro forma effect to any additional borrowings; and

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

•	move the maturity date for both the revolving credit and term loan facilities from July 2020 to September 2022.
All other material terms of the existing credit agreement remained the same and are described in more detail in Note 9,
Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K. As a result of this amendment, we recorded a $0.3 million Loss on early extinguishment of debt in the third quarter of 2017.
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new corporate headquarters in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new corporate headquarters and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new corporate headquarters during the construction period. Construction commenced in the second quarter of 2016. As of September 30, 2017 and December 31, 2016, Property and equipment, net includes $46.8 million and $20.3 million, respectively, for the construction costs incurred to date by the Developer, and Long-term debt, net of current portion includes a corresponding financing obligation liability of $46.6 million and $20.3 million, respectively. The remaining corresponding financing obligation liability of $0.2 million as of September 30, 2017 is included in Current portion of long-term debt. It is estimated that the total financing obligation associated with the Developer’s costs to construct the new corporate headquarters will be $56 million. The amounts recorded for construction costs and the corresponding liability are noncash activities for purposes of our condensed consolidated statement of cash flows.
For additional information regarding our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016
Balance at beginning of period	$138.3	$121.1
Net income attributable to noncontrolling interests	9.9	11.2
Distributions declared	(3.3)	(6.4)
Contribution to joint venture	2.3	—
Change in fair value	74.1	(16.5)
Balance at end of period	$221.3	$109.4
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016
Net income attributable to nonredeemable noncontrolling interests	$15.0	$12.7	$43.3	$42.5
Net income attributable to redeemable noncontrolling interests	4.2	3.7	9.9	11.2
Net income attributable to noncontrolling interests	$19.2	$16.4	$53.2	$53.7
See also Note 7, Fair Value Measurements.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$18.5	$—	$18.5	$—	M
Other long-term assets:
Restricted marketable securities	41.4	—	41.4	—	M
Redeemable noncontrolling interests	221.3	—	—	221.3	I
As of December 31, 2016
Other current assets:
Current portion of restricted marketable securities	$24.2	$—	$24.2	$—	M
Other long-term assets:
Restricted marketable securities	33.5	—	33.5	—	M
Redeemable noncontrolling interests	138.3	—	—	138.3	I
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

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2017 and September 30, 2016, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$138.0	$138.0	$152.0	$152.0
Term loan facilities	298.3	300.0	421.2	422.5
5.125% Senior Notes due 2023	295.7	310.0	295.3	297.8
5.75% Senior Notes due 2024	1,193.7	1,231.5	1,193.2	1,216.6
5.75% Senior Notes due 2025	344.3	365.8	343.9	349.6
2.00% Convertible Senior Subordinated Notes due 2043	—	—	275.7	382.6
Other notes payable	80.1	80.1	55.8	55.8
Financial commitments:
Letters of credit	—	35.4	—	33.3
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
Our Provision for income tax expense of $43.1 million for the three months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $111.4 million for the nine months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as tax benefits resulting from exercises and vesting of share-based compensation. Our Provision for income tax expense of $42.1 million and $124.2 million for the three and nine months ended September 30, 2016, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We have state net operating losses (“NOLs”) of $62.0 million that expire in various amounts at varying times through 2031. The $91.6 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2017 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2017, we maintained a valuation allowance of $28.4 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our Medicare Administrative Contractors. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $55 million through September 30, 2017. Approximately $39 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate.
Total remaining gross unrecognized tax benefits were $0.3 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

Gross Unrecognized Income Tax Benefits
Balance at December 31, 2016	$2.8
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2.1)
Balance at September 30, 2017	$0.3
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2017 and 2016 was not material. Accrued interest income related to income taxes as of September 30, 2017 and December 31, 2016 was not material.
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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Numerator:
Income from continuing operations	$85.2	$78.2	$249.1	$236.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(19.2)	(16.4)	(53.2)	(53.7)
Less: Income allocated to participating securities	(0.2)	(0.2)	(0.6)	(0.6)
Income from continuing operations attributable to HealthSouth common shareholders	65.8	61.6	195.3	182.0
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to HealthSouth common shareholders	$65.7	$61.5	$195.1	$181.7
Denominator:
Basic weighted average common shares outstanding	97.8	89.1	92.3	89.3
Basic earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.67	$0.69	$2.11	$2.03
Discontinued operations	—	—	—	—
Net income	$0.67	$0.69	$2.11	$2.03

Diluted:
Numerator:
Income from continuing operations	$85.2	$78.2	$249.1	$236.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(19.2)	(16.4)	(53.2)	(53.7)
Add: Interest on convertible debt, net of tax	—	2.4	4.6	7.2
Add: Loss on extinguishment of convertible debt, net of tax	—	—	6.2	—
Income from continuing operations attributable to HealthSouth common shareholders	66.0	64.2	206.7	189.8
Loss from discontinued operations, net of tax, attributable to HealthSouth common shareholders	(0.1)	(0.1)	(0.2)	(0.3)
Net income attributable to HealthSouth common shareholders	$65.9	$64.1	$206.5	$189.5
Denominator:
Diluted weighted average common shares outstanding	99.0	99.4	99.1	99.5
Diluted earnings per share attributable to HealthSouth common shareholders:
Continuing operations	$0.67	$0.64	$2.08	$1.90
Discontinued operations	—	—	—	—
Net income	$0.67	$0.64	$2.08	$1.90

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	97.8	89.1	92.3	89.3
Convertible senior subordinated notes	—	8.5	5.4	8.5
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.8	1.4	1.7
Diluted weighted average common shares outstanding	99.0	99.4	99.1	99.5
In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017 to stockholders of record on October 2, 2017. On October 20, 2017, our board of directors declared a cash dividend of $0.25 per share, payable on January 16, 2018 to stockholders of record on January 2, 2018. As of September 30, 2017 and December 31, 2016, accrued common stock dividends of $25.3 million and $22.2 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. The Supreme Court scheduled an oral hearing on the appeal for November 8, 2017.

We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of September 30, 2017, we maintained a liability of $20.2 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet with a corresponding receivable of $15.5 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our internal financial reporting and management structure is focused on the major types of services provided by HealthSouth. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 31 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2017, we operate 126 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of September 30, 2017, we provide home health and hospice services in 235 locations across 28 states. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Net operating revenues	$794.8	$751.7	$2,377.3	$2,253.5	$200.8	$175.1	$574.4	$503.8
Less: Provision for doubtful accounts	(11.3)	(13.7)	(38.4)	(43.8)	(1.3)	(1.1)	(4.3)	(2.9)
Net operating revenues less provision for doubtful accounts	783.5	738.0	2,338.9	2,209.7	199.5	174.0	570.1	500.9
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	403.2	371.2	1,195.7	1,107.2	—	—	—	—
Other operating expenses	117.4	110.1	342.1	321.7	—	—	—	—
Supplies	33.1	31.9	100.6	96.1	—	—	—	—
Occupancy costs	15.7	15.0	46.3	46.0	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	93.5	86.8	271.2	246.8
Support and overhead costs	—	—	—	—	68.9	59.5	203.4	174.5
	569.4	528.2	1,684.7	1,571.0	162.4	146.3	474.6	421.3
Other income	(1.0)	(0.8)	(2.9)	(2.1)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(1.9)	(2.3)	(5.6)	(6.7)	(0.2)	(0.2)	(0.6)	(0.6)
Noncontrolling interests	16.7	14.3	48.6	47.9	2.5	2.1	4.6	5.8
Segment Adjusted EBITDA	$200.3	$198.6	$614.1	$599.6	$34.8	$25.8	$91.5	$74.4

Capital expenditures	$59.1	$42.7	$164.7	$128.9	$1.7	$2.2	$5.6	$4.6

	Inpatient Rehabilitation	Home Health and Hospice	HealthSouth Consolidated
As of September 30, 2017
Total assets	$3,812.4	$1,141.4	$4,883.4
Investments in and advances to nonconsolidated affiliates	10.0	2.6	12.6
As of December 31, 2016
Total assets	$3,629.6	$1,123.7	$4,681.9
Investments in and advances to nonconsolidated affiliates	10.6	2.4	13.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment Adjusted EBITDA	$235.1	$224.4	$705.6	$674.0
General and administrative expenses	(39.7)	(30.3)	(128.6)	(96.6)
Depreciation and amortization	(46.2)	(43.5)	(137.2)	(128.8)
Loss on disposal of assets	(3.0)	(1.6)	(3.3)	(2.0)
Professional fees—accounting, tax, and legal	—	—	—	(1.9)
Loss on early extinguishment of debt	(0.3)	(2.6)	(10.7)	(7.4)
Interest expense and amortization of debt discounts and fees	(36.8)	(42.5)	(118.5)	(130.5)
Net income attributable to noncontrolling interests	19.2	16.4	53.2	53.7
Income from continuing operations before income tax expense	$128.3	$120.3	$360.5	$360.5

	September 30, 2017	December 31, 2016
Total assets for reportable segments	$4,953.8	$4,753.3
Reclassification of deferred income tax liabilities to net deferred income tax assets	(70.4)	(71.4)
Total consolidated assets	$4,883.4	$4,681.9
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Inpatient rehabilitation:
Inpatient	$768.6	$724.1	$2,297.7	$2,164.6
Outpatient and other	26.2	27.6	79.6	88.9
Total inpatient rehabilitation	794.8	751.7	2,377.3	2,253.5
Home health and hospice:
Home health	181.2	162.0	519.4	470.0
Hospice	19.6	13.1	55.0	33.8
Total home health and hospice	200.8	175.1	574.4	503.8
Total net operating revenues	$995.6	$926.8	$2,951.7	$2,757.3

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

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Periodically, certain wholly owned subsidiaries of HealthSouth make dividends or distributions of available cash and/or intercompany receivable balances to their parents. In addition, HealthSouth makes contributions to certain wholly owned subsidiaries. When made, these dividends, distributions, and contributions impact the Intercompany receivable and investments in consolidated affiliates, Intercompany payable, and HealthSouth shareholders’ equity line items in the accompanying condensed consolidating balance sheet but have no impact on the consolidated financial statements of HealthSouth Corporation.

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$5.3	$555.2	$466.5	$(31.4)	$995.6
Less: Provision for doubtful accounts	—	(7.7)	(4.9)	—	(12.6)
Net operating revenues less provision for doubtful accounts	5.3	547.5	461.6	(31.4)	983.0
Operating expenses:
Salaries and benefits	9.1	266.4	271.9	(5.3)	542.1
Other operating expenses	8.0	83.6	58.2	(12.2)	137.6
Occupancy costs	0.4	23.4	8.7	(13.9)	18.6
Supplies	—	22.4	14.1	—	36.5
General and administrative expenses	35.6	—	4.1	—	39.7
Depreciation and amortization	2.0	25.8	18.4	—	46.2
Total operating expenses	55.1	421.6	375.4	(31.4)	820.7
Loss on early extinguishment of debt	0.3	—	—	—	0.3
Interest expense and amortization of debt discounts and fees	30.8	5.3	6.3	(5.6)	36.8
Other income	(5.7)	(0.1)	(0.8)	5.6	(1.0)
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.2)	—	(2.1)
Equity in net income of consolidated affiliates	(85.0)	(11.8)	—	96.8	—
Management fees	(35.8)	26.4	9.4	—	—
Income from continuing operations before income tax (benefit) expense	45.6	108.0	71.5	(96.8)	128.3
Provision for income tax (benefit) expense	(20.4)	43.1	20.4	—	43.1
Income from continuing operations	66.0	64.9	51.1	(96.8)	85.2
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	65.9	64.9	51.1	(96.8)	85.1
Less: Net income attributable to noncontrolling interests	—	—	(19.2)	—	(19.2)
Net income attributable to HealthSouth	$65.9	$64.9	$31.9	$(96.8)	$65.9
Comprehensive income	$65.9	$64.9	$51.1	$(96.8)	$85.1
Comprehensive income attributable to HealthSouth	$65.9	$64.9	$31.9	$(96.8)	$65.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$4.9	$541.8	$409.8	$(29.7)	$926.8
Less: Provision for doubtful accounts	—	(10.0)	(4.8)	—	(14.8)
Net operating revenues less provision for doubtful accounts	4.9	531.8	405.0	(29.7)	912.0
Operating expenses:
Salaries and benefits	10.4	250.2	241.4	(4.6)	497.4
Other operating expenses	6.4	79.4	52.3	(11.8)	126.3
Occupancy costs	0.6	22.4	7.9	(13.3)	17.6
Supplies	—	22.4	12.4	—	34.8
General and administrative expenses	30.4	—	(0.1)	—	30.3
Depreciation and amortization	2.3	25.9	15.3	—	43.5
Total operating expenses	50.1	400.3	329.2	(29.7)	749.9
Loss on early extinguishment of debt	2.6	—	—	—	2.6
Interest expense and amortization of debt discounts and fees	36.3	5.4	5.8	(5.0)	42.5
Other income	(5.1)	(0.1)	(0.6)	5.0	(0.8)
Equity in net income of nonconsolidated affiliates	—	(2.3)	(0.2)	—	(2.5)
Equity in net income of consolidated affiliates	(85.7)	(9.8)	—	95.5	—
Management fees	(33.9)	25.8	8.1	—	—
Income from continuing operations before income tax (benefit) expense	40.6	112.5	62.7	(95.5)	120.3
Provision for income tax (benefit) expense	(21.2)	44.9	18.4	—	42.1
Income from continuing operations	61.8	67.6	44.3	(95.5)	78.2
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	61.7	67.6	44.3	(95.5)	78.1
Less: Net income attributable to noncontrolling interests	—	—	(16.4)	—	(16.4)
Net income attributable to HealthSouth	$61.7	$67.6	$27.9	$(95.5)	$61.7
Comprehensive income	$61.6	$67.6	$44.3	$(95.5)	$78.0
Comprehensive income attributable to HealthSouth	$61.6	$67.6	$27.9	$(95.5)	$61.6

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$15.9	$1,693.9	$1,336.2	$(94.3)	$2,951.7
Less: Provision for doubtful accounts	—	(27.3)	(15.4)	—	(42.7)
Net operating revenues less provision for doubtful accounts	15.9	1,666.6	1,320.8	(94.3)	2,909.0
Operating expenses:
Salaries and benefits	29.1	803.7	783.0	(15.8)	1,600.0
Other operating expenses	23.8	239.5	170.2	(36.3)	397.2
Occupancy costs	1.4	70.0	25.6	(42.2)	54.8
Supplies	—	69.4	41.2	—	110.6
General and administrative expenses	104.7	—	23.9	—	128.6
Depreciation and amortization	6.7	77.3	53.2	—	137.2
Total operating expenses	165.7	1,259.9	1,097.1	(94.3)	2,428.4
Loss on early extinguishment of debt	10.7	—	—	—	10.7
Interest expense and amortization of debt discounts and fees	100.5	15.9	18.1	(16.0)	118.5
Other income	(16.5)	(0.2)	(2.2)	16.0	(2.9)
Equity in net income of nonconsolidated affiliates	—	(5.6)	(0.6)	—	(6.2)
Equity in net income of consolidated affiliates	(256.4)	(29.3)	—	285.7	—
Management fees	(107.8)	80.7	27.1	—	—
Income from continuing operations before income tax (benefit) expense	119.7	345.2	181.3	(285.7)	360.5
Provision for income tax (benefit) expense	(76.2)	137.7	49.9	—	111.4
Income from continuing operations	195.9	207.5	131.4	(285.7)	249.1
Loss from discontinued operations, net of tax	(0.2)	—	—	—	(0.2)
Net income	195.7	207.5	131.4	(285.7)	248.9
Less: Net income attributable to noncontrolling interests	—	—	(53.2)	—	(53.2)
Net income attributable to HealthSouth	$195.7	$207.5	$78.2	$(285.7)	$195.7
Comprehensive income	$196.0	$207.5	$131.4	$(285.7)	$249.2
Comprehensive income attributable to HealthSouth	$196.0	$207.5	$78.2	$(285.7)	$196.0

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net operating revenues	$14.9	$1,621.2	$1,209.2	$(88.0)	$2,757.3
Less: Provision for doubtful accounts	—	(32.1)	(14.6)	—	(46.7)
Net operating revenues less provision for doubtful accounts	14.9	1,589.1	1,194.6	(88.0)	2,710.6
Operating expenses:
Salaries and benefits	32.7	746.4	704.2	(13.7)	1,469.6
Other operating expenses	18.9	230.1	152.4	(34.4)	367.0
Occupancy costs	2.4	67.2	23.8	(39.9)	53.5
Supplies	—	67.1	37.1	—	104.2
General and administrative expenses	94.7	—	1.9	—	96.6
Depreciation and amortization	7.1	77.3	44.4	—	128.8
Professional fees—accounting, tax, and legal	1.9	—	—	—	1.9
Total operating expenses	157.7	1,188.1	963.8	(88.0)	2,221.6
Loss on early extinguishment of debt	7.4	—	—	—	7.4
Interest expense and amortization of debt discounts and fees	111.7	16.3	17.2	(14.7)	130.5
Other income	(14.6)	(0.2)	(2.0)	14.7	(2.1)
Equity in net income of nonconsolidated affiliates	—	(6.7)	(0.6)	—	(7.3)
Equity in net income of consolidated affiliates	(259.7)	(30.8)	—	290.5	—
Management fees	(101.9)	77.0	24.9	—	—
Income from continuing operations before income tax (benefit) expense	114.3	345.4	191.3	(290.5)	360.5
Provision for income tax (benefit) expense	(68.3)	137.8	54.7	—	124.2
Income from continuing operations	182.6	207.6	136.6	(290.5)	236.3
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income	182.3	207.6	136.6	(290.5)	236.0
Less: Net income attributable to noncontrolling interests	—	—	(53.7)	—	(53.7)
Net income attributable to HealthSouth	$182.3	$207.6	$82.9	$(290.5)	$182.3
Comprehensive income	$182.5	$207.6	$136.6	$(290.5)	$236.2
Comprehensive income attributable to HealthSouth	$182.5	$207.6	$82.9	$(290.5)	$182.5

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$46.4	$3.3	$17.9	$—	$67.6
Accounts receivable, net	—	266.4	175.2	—	441.6
Other current assets	66.0	22.1	130.6	(40.5)	178.2
Total current assets	112.4	291.8	323.7	(40.5)	687.4
Property and equipment, net	87.7	977.3	417.3	—	1,482.3
Goodwill	—	854.6	1,117.1	—	1,971.7
Intangible assets, net	11.6	107.5	286.0	—	405.1
Deferred income tax assets	106.5	57.7	—	(72.6)	91.6
Other long-term assets	50.9	107.3	87.1	—	245.3
Intercompany notes receivable	503.4	—	—	(503.4)	—
Intercompany receivable and investments in consolidated affiliates	2,821.6	221.1	—	(3,042.7)	—
Total assets	$3,694.1	$2,617.3	$2,231.2	$(3,659.2)	$4,883.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.7	$7.2	$8.7	$(17.5)	$31.1
Accounts payable	11.2	46.2	24.4	—	81.8
Accrued expenses and other current liabilities	180.7	84.9	155.7	(23.0)	398.3
Total current liabilities	224.6	138.3	188.8	(40.5)	511.2
Long-term debt, net of current portion	2,301.7	244.2	45.4	—	2,591.3
Intercompany notes payable	—	—	503.4	(503.4)	—
Other long-term liabilities	31.4	17.0	210.4	(72.4)	186.4
Intercompany payable	—	—	135.8	(135.8)	—
	2,557.7	399.5	1,083.8	(752.1)	3,288.9
Commitments and contingencies
Redeemable noncontrolling interests	—	—	221.3	—	221.3
Shareholders’ equity:
HealthSouth shareholders’ equity	1,136.4	2,217.8	689.3	(2,907.1)	1,136.4
Noncontrolling interests	—	—	236.8	—	236.8
Total shareholders’ equity	1,136.4	2,217.8	926.1	(2,907.1)	1,373.2
Total liabilities and shareholders’ equity	$3,694.1	$2,617.3	$2,231.2	$(3,659.2)	$4,883.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$20.6	$1.6	$18.3	$—	$40.5
Accounts receivable, net	—	273.3	170.5	—	443.8
Other current assets	49.9	24.0	114.9	(18.6)	170.2
Total current assets	70.5	298.9	303.7	(18.6)	654.5
Property and equipment, net	41.6	979.7	370.5	—	1,391.8
Goodwill	—	858.4	1,068.8	—	1,927.2
Intangible assets, net	12.0	115.5	283.8	—	411.3
Deferred income tax assets	90.9	57.6	—	(72.7)	75.8
Other long-term assets	49.0	95.1	77.2	—	221.3
Intercompany notes receivable	528.8	—	—	(528.8)	—
Intercompany receivable and investments in consolidated affiliates	2,855.5	107.7	—	(2,963.2)	—
Total assets	$3,648.3	$2,512.9	$2,104.0	$(3,583.3)	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.4	$8.2	$(17.5)	$37.1
Accounts payable	7.0	37.2	24.1	—	68.3
Accrued expenses and other current liabilities	150.7	81.7	138.9	(1.1)	370.2
Total current liabilities	197.7	125.3	171.2	(18.6)	475.6
Long-term debt, net of current portion	2,679.2	248.9	51.2	—	2,979.3
Intercompany notes payable	—	—	528.8	(528.8)	—
Other long-term liabilities	35.5	15.2	181.6	(72.3)	160.0
Intercompany payable	—	—	167.6	(167.6)	—
	2,912.4	389.4	1,100.4	(787.3)	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	—	—	138.3	—	138.3
Shareholders’ equity:
HealthSouth shareholders’ equity	735.9	2,123.5	672.5	(2,796.0)	735.9
Noncontrolling interests	—	—	192.8	—	192.8
Total shareholders’ equity	735.9	2,123.5	865.3	(2,796.0)	928.7
Total liabilities and shareholders’ equity	$3,648.3	$2,512.9	$2,104.0	$(3,583.3)	$4,681.9

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$47.0	$261.5	$197.3	$—	$505.8
Cash flows from investing activities:
Purchases of property and equipment	(23.5)	(67.7)	(64.5)	—	(155.7)
Additions to capitalized software costs	(12.1)	(0.2)	(2.3)	—	(14.6)
Acquisitions of businesses, net of cash acquired	(10.9)	—	(25.7)	—	(36.6)
Net change in restricted cash	—	—	(9.9)	—	(9.9)
Proceeds from repayment of intercompany note receivable	33.0	—	—	(33.0)	—
Other, net	(2.7)	11.7	(1.4)	—	7.6
Net cash used in investing activities	(16.2)	(56.2)	(103.8)	(33.0)	(209.2)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(123.1)	—	(2.3)	—	(125.4)
Principal payments on intercompany note payable	—	—	(33.0)	33.0	—
Borrowings on revolving credit facility	241.3	—	—	—	241.3
Payments on revolving credit facility	(255.3)	—	—	—	(255.3)
Repurchases of common stock, including fees and expenses	(38.1)	—	—	—	(38.1)
Dividends paid on common stock	(67.0)	—	—	—	(67.0)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(38.3)	—	(38.3)
Taxes paid on behalf of employees for shares withheld	(19.5)	—	(0.3)	—	(19.8)
Other, net	(1.5)	(5.0)	13.0	—	6.5
Change in intercompany advances	231.6	(198.6)	(33.0)	—	—
Net cash used in financing activities	(5.0)	(203.6)	(93.9)	33.0	(269.5)
Increase (decrease) in cash and cash equivalents	25.8	1.7	(0.4)	—	27.1
Cash and cash equivalents at beginning of period	20.6	1.6	18.3	—	40.5
Cash and cash equivalents at end of period	$46.4	$3.3	$17.9	$—	$67.6

Supplemental schedule of noncash financing activities:
Conversion of convertible debt	$319.4	$—	$—	$—	$319.4

HealthSouth Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	HealthSouth Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	HealthSouth Consolidated
	(In Millions)
Net cash provided by operating activities	$88.6	$260.2	$150.6	$—	$499.4
Cash flows from investing activities:
Purchases of property and equipment	(9.2)	(54.2)	(50.5)	—	(113.9)
Additions to capitalized software costs	(15.9)	(0.1)	(1.5)	—	(17.5)
Acquisitions of businesses, net of cash acquired	—	—	(19.6)	—	(19.6)
Net change in restricted cash	—	—	(7.1)	—	(7.1)
Funding of intercompany note receivable	(11.5)	—	—	11.5	—
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other, net	(3.3)	0.5	4.6	—	1.8
Net cash used in investing activities	(17.9)	(53.8)	(74.1)	(10.5)	(156.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(192.9)	(1.3)	(1.0)	—	(195.2)
Principal borrowings on intercompany note receivable	—	—	11.5	(11.5)	—
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	260.0	—	—	—	260.0
Payments on revolving credit facility	(240.0)	—	—	—	(240.0)
Repurchases of common stock, including fees and expenses	(24.1)	—	—	—	(24.1)
Dividends paid on common stock	(62.4)	—	—	—	(62.4)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(49.5)	—	(49.5)
Taxes paid on behalf of employees for shares withheld	(9.9)	—	—	—	(9.9)
Other, net	3.3	(4.4)	(6.1)	—	(7.2)
Change in intercompany advances	210.2	(201.6)	(8.6)	—	—
Net cash used in financing activities	(55.8)	(207.3)	(75.7)	10.5	(328.3)
Increase (decrease) in cash and cash equivalents	14.9	(0.9)	0.8	—	14.8
Cash and cash equivalents at beginning of period	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of period	$56.1	$0.3	$20.0	$—	$76.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to HealthSouth Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 99.1 to our Current Report on Form 8-K filed on September 18, 2017 as well as Part I, Item 1, Business and Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 22, 2017 (collectively, the “2016 Form 10-K”).
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
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation, effective January 1, 2018. The corporate name change will be accompanied by a NYSE ticker symbol change from “HLS” to “EHC.” On October 20, 2017, our board of directors approved an amended and restated certificate of incorporation in order to change the name effective as of January 1, 2018. Beginning in the first quarter of 2018, both of our business segments will begin transitioning to the Encompass Health name. The rebranding is expected to be completed by the end of 2019. The total rebranding investment is estimated to be approximately $25 to $30 million, to be incurred between 2017 and 2019. Approximately $7 million to $10 million is expected to be incurred in 2017, of which $6 million to $8 million will be operating expenses and $1 million to $2 million will be capital expenditures. For the three and nine months ended September 30, 2017, General and administrative expenses in our condensed consolidated statements of operations included $1.5 million and $3.7 million, respectively, related to our rebranding and name change initiative.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of September 30, 2017, we operate 126 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to HealthSouth hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 80% of our Net operating revenues for the three and nine months ended September 30, 2017.
Home Health and Hospice
We are the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. As of September 30, 2017, we provide home health and hospice services in 235 locations across 28 states, with concentrations in the Southeast and Texas. Two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. Our home health and hospice segment represented approximately 20% of our Net operating revenues for the three and nine months ended September 30, 2017.

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

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives including implementing a rebranding and name change, enhancing clinical collaboration between our inpatient rehabilitation hospitals and home health and hospice agencies, refining and expanding clinical data analytics utilization to further improve patient outcomes, leveraging clinical expertise to increase stroke admissions, completing the installation of our electronic clinical information system (“ACE-IT”) in substantially all of our hospitals and enhancing utilization via continuous in-service upgrades, developing advanced analytics and predictive models for post-acute management (Post-Acute Innovation Center), and increasing participation in alternative payment models.

During the three and nine months ended September 30, 2017, Net operating revenues increased by 7.4% and 7.1% over the same periods of 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 3.8% coupled with a 2.2% increase in net patient revenue per discharge in the third quarter of 2017 generated 5.7% growth in net operating revenue from our hospitals compared to the third quarter of 2016. Discharge growth included a 1.4% increase in same-store discharges. During the nine months ended September 30, 2017, discharge growth of 3.4% coupled with a 2.7% increase in net patient revenue per discharge generated 5.5% growth in net operating revenue from our hospitals compared to the nine months ended September 30, 2016. Discharge growth for the nine-month period included a 1.4% increase in same-store discharges. Our inpatient rehabilitation outcome and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, home health admission growth of 15.5% coupled with the impact of a 0.3% decrease in revenue per episode in the third quarter of 2017 generated 14.7% growth in home health and hospice revenue compared to the third quarter of 2016. Home health admission growth included a 8.8% increase in same-store admissions. During the nine months ended September 30, 2017, home health admission growth of 18.2% coupled with the impact of a 1.1% decrease in revenue per episode generated 14.0% growth in home health and hospice revenue compared to the nine months ended September 30, 2016. Home health admission growth for the nine-month period included a 12.0% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
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

•	continued our capacity expansions by adding 103 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Pearland, Texas	40	Q4 2016	Q4 2017
Shelby County, Alabama	34	Q1 2017	Q2 2018
Hilton Head, South Carolina	38	Q2 2017	Q2 2018
Murrieta, California	50	Q4 2017	2019
Lubbock, TX	40	Spring 2018	2019
We also continued our growth efforts in our home health and hospice segment, which have included the following:

•	acquired the assets of Celtic Healthcare of Maryland, Inc., a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland in February 2017;

•	acquired the assets of two home health locations from Community Health Services, Inc. located in Owensboro, Kentucky and Elizabethtown, Kentucky in February 2017;

•	acquired the assets of two home health locations from Bio Care Home Health Services, Inc. and Kinsman Enterprises, Inc. located in Irving, Texas and Longview, Texas in May 2017;

•
acquired the assets of four home health locations from VNA Healthtrends located in Bourbonnais, Illinois; Des Plaines, Illinois; Schererville, Indiana; and Tempe, Arizona in July 2017 and two additional home health locations in Forsyth, Illinois and Canton, Ohio in August 2017; and

•	began accepting patients at our new home health location in Braintree, Massachusetts and new hospice locations in Amarillo, Texas and Austin, Texas.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, during the second quarter of 2017 we exercised the early redemption option and subsequently retired all $320 million of 2.00% Convertible Senior Subordinated Notes due 2043 (the “Convertible Notes”) reducing our long-term debt balance by approximately $278 million. In addition, in September 2017, we amended our existing credit agreement to increase the size of our revolving credit facility from $600 million to $700 million, decrease the balance of our term loan facilities by approximately $110 million to $300 million, reduce the interest rate spread by 25 basis points, extend the agreement's maturity by two years to 2022, and changed the covenants to, among other things, allow for additional capacity for investments, restricted payments, and capital expenditures. For additional information regarding the retirement of the Convertible Notes or the amendment of our existing credit agreement, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and the “Liquidity and Capital Resources” section of this Item.
We have also continued our shareholder distributions in 2017. In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share, that was paid on October 16, 2017 to stockholders of record on October 2, 2017. On October 20, 2017, our board of directors declared a cash dividend of $0.25 per share, payable on January 16, 2018 to stockholders of record on January 2, 2018. In addition, we repurchased 0.9 million shares of our common stock in the open market for approximately $38 million during the nine months ended September 30, 2017. See also the “Liquidity and Capital Resources” section of this Item.

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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes the on-going implementation of ACE-IT. As of September 30, 2017, we had installed this system in 116 of our 126 hospitals, and we expect to complete installation in substantially all of our existing hospitals by the end of 2017. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, a comprehensive information platform that allows home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. This allows our home health segment to manage the entire patient work flow and provide valuable data for health systems, payors, and Accountable Care Organizations (“ACO”) partners. We are currently the home health provider to one ACO serving approximately 22,000 patients and are exploring several other participation opportunities.
We believe these factors align with our strengths in, and focus on, post-acute healthcare services. In addition, we believe we can address the demand for facility-based and home-based patient services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring home health and hospice agencies in that highly fragmented industry.
Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2016 Form 10-K (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2022. Our balance sheet remains strong and includes a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Importantly, we have flexibility with how we choose to deploy our cash and create value for shareholders, including bed expansions at existing inpatient rehabilitation hospitals, acquisition and de novo construction of inpatient rehabilitation hospitals, acquisition and opening of home health agencies and hospice agencies, repayments of long-term debt, common stock dividends, and repurchases of our common stock. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K, we anticipate in the longer term reducing our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
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
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. Under programs designated as “widespread probes,” certain of our MACs have conducted pre-payment claim reviews of our billings and denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced an approximate 70% success rate. The appeals process established by CMS has encountered significant delays in recent years. The resolution of these disputes can take in excess of three years. Currently, administrative law judges are hearing HealthSouth appeals from claims denied up to seven years ago. The majority of the denials we have encountered in these probes derive from two of our MACs and relate to determinations regarding medical necessity and provision of therapy services which represent their uniquely restrictive interpretations of the CMS rules. We continue to discuss our objections to those interpretations with both MACs and CMS. We cannot predict what, if any, changes will result from those discussions. If these MACs continue to deny a significant number of claims for certain diagnosis codes, we may experience increases in the Provision for doubtful accounts, decreases in cash flow as a result of increasing accounts receivable, and/or a shift in the patients and conditions we treat, any of which could have an adverse effect on our financial position, results of operations, and liquidity.
In May 2014, the American Hospital Association and others filed a lawsuit seeking to compel the United States Department of Health and Human Services (“HHS”) to meet the statutorily required deadlines for adjudication of denied Medicare claims. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to reduce the backlog of appeals by 30% by the end of 2017, by 60% by the end of 2018, by 90% by the end of 2019, and completely by the end of 2020. HHS appealed the federal district court decision and an appeals court has remanded the order for further consideration of how HHS can eliminate the backlog. On January 17, 2017, CMS published a rule implementing procedural and administrative changes to the appeals process, but it is unclear what, if any, impact these changes will have on the backlog. This new rule may be subject to legal challenge by healthcare providers as well. We cannot predict what, if any, further action CMS will take to reduce the backlog. In recent filings, CMS projects the backlog will increase by the end of 2020.
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative which limits initial claim volume that can be selected by a MAC for a given pre-payment review and requires the MAC to provide review results, additional education, and a ‘period of improvement’ prior to selecting new claims for review. The TPE initiative is expected to be rolled out nation-wide by the end of 2017.
On July 25, 2017, CMS released its Notice of Proposed Rulemaking for Calendar Year 2018 (the “2018 Proposed HH Rule”) for home health agencies under the home health prospective payment system (the “HH-PPS”). CMS estimates the proposed rule would cut Medicare payments to home health agencies by 0.4% in 2018. Specifically, while the proposed rule provided for a net 1.0% market basket update as required under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), that update was reduced by a nominal case-mix growth coding intensity adjustment of 0.9% (the third year of a three-year phase-in) and the expiration of the rural payment add-on of 3%. The 2018 Proposed HH Rule included other changes that would impact our agency-by-agency episode payment for Medicare reimbursement in 2018. Such changes include, but are not limited to, revisions to the case-mix weights, wage index values, and national per-visit payment amounts. The 2018 Proposed HH Rule would provide further updates to the home health value-based purchasing and home health quality reporting programs. While we continue to review the details of the 2018 Proposed HH Rule, we do not currently expect our 2018 net pricing impact to be substantially different from the estimated 0.4% decrease to the industry.
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
In addition to new reimbursement related rules, CMS has recently delayed rules we previously discussed in our 2016 Form 10-K. On January 3, 2017, CMS published its final rule providing for the creation and testing of three new episode payment models (“EPMs”) as well as modification of the Comprehensive Care for Joint Replacement (“CJR”) model. The three new Medicare EPMs are: (1) acute myocardial infarction model, (2) coronary artery bypass graft (“CABG”) model, and (3) surgical hip/femur fracture treatment excluding lower extremity joint replacement (“SHFFT”) model. Under the EPMs, as with the CJR model, acute care hospitals are financially accountable for the quality and cost of an episode of care, which is intended to incentivize increased coordination of care among hospitals, physicians, and post-acute care providers. CMS subsequently delayed the start date for the EPMs to January 1, 2018. On August 15, 2017, CMS issued a proposed rule that would cancel the EPMs and revise certain aspects of the CJR model, including making acute care hospital participation voluntary, and not mandatory, in approximately half of the geographic areas originally designated for the model.

In 2016, CMS launched a three-year pre-claim review demonstration project for home health services. The project is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. The project covers agencies in the states of Illinois, Florida, Texas, Michigan, and Massachusetts and began in Illinois on August 3, 2016. Because of difficulties encountered in administering the project, implementation in Illinois has been paused, the start date in Florida has been delayed indefinitely, and the start dates for the other states have not been announced.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	75.7%	74.8%	75.3%	75.0%
Medicare Advantage	8.4%	7.9%	8.7%	7.9%
Managed care	9.4%	10.1%	9.6%	9.9%
Medicaid	2.9%	3.3%	2.8%	3.3%
Other third-party payors	1.3%	1.5%	1.3%	1.4%
Workers’ compensation	0.7%	0.8%	0.7%	0.8%
Patients	0.5%	0.5%	0.5%	0.5%
Other income	1.1%	1.1%	1.1%	1.2%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2016 Form 10-K.

Our Results
For the three and nine months ended September 30, 2017 and 2016, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues	$995.6	$926.8	7.4%	$2,951.7	$2,757.3	7.1%
Less: Provision for doubtful accounts	(12.6)	(14.8)	(14.9)%	(42.7)	(46.7)	(8.6)%
Net operating revenues less provision for doubtful accounts	983.0	912.0	7.8%	2,909.0	2,710.6	7.3%
Operating expenses:
Salaries and benefits	542.1	497.4	9.0%	1,600.0	1,469.6	8.9%
Other operating expenses	137.6	126.3	8.9%	397.2	367.0	8.2%
Occupancy costs	18.6	17.6	5.7%	54.8	53.5	2.4%
Supplies	36.5	34.8	4.9%	110.6	104.2	6.1%
General and administrative expenses	39.7	30.3	31.0%	128.6	96.6	33.1%
Depreciation and amortization	46.2	43.5	6.2%	137.2	128.8	6.5%
Professional fees—accounting, tax, and legal	—	—	N/A	—	1.9	(100.0)%
Total operating expenses	820.7	749.9	9.4%	2,428.4	2,221.6	9.3%
Loss on early extinguishment of debt	0.3	2.6	(88.5)%	10.7	7.4	44.6%
Interest expense and amortization of debt discounts and fees	36.8	42.5	(13.4)%	118.5	130.5	(9.2)%
Other income	(1.0)	(0.8)	25.0%	(2.9)	(2.1)	38.1%
Equity in net income of nonconsolidated affiliates	(2.1)	(2.5)	(16.0)%	(6.2)	(7.3)	(15.1)%
Income from continuing operations before income tax expense	128.3	120.3	6.7%	360.5	360.5	—%
Provision for income tax expense	43.1	42.1	2.4%	111.4	124.2	(10.3)%
Income from continuing operations	85.2	78.2	9.0%	249.1	236.3	5.4%
Loss from discontinued operations, net of tax	(0.1)	(0.1)	—%	(0.2)	(0.3)	(33.3)%
Net income	85.1	78.1	9.0%	248.9	236.0	5.5%
Less: Net income attributable to noncontrolling interests	(19.2)	(16.4)	17.1%	(53.2)	(53.7)	(0.9)%
Net income attributable to HealthSouth	$65.9	$61.7	6.8%	$195.7	$182.3	7.4%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for doubtful accounts	1.3%	1.6%	1.4%	1.7%
Operating expenses:
Salaries and benefits	54.4%	53.7%	54.2%	53.3%
Other operating expenses	13.8%	13.6%	13.5%	13.3%
Occupancy costs	1.9%	1.9%	1.9%	1.9%
Supplies	3.7%	3.8%	3.7%	3.8%
General and administrative expenses	4.0%	3.3%	4.4%	3.5%
Depreciation and amortization	4.6%	4.7%	4.6%	4.7%
Professional fees—accounting, tax, and legal	—%	—%	—%	0.1%
Total operating expenses	82.4%	80.9%	82.3%	80.6%
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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three and nine months ended September 30, 2017 over the same periods of 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. The three and nine months ended September 30, 2016 included the benefit of a retroactive indirect medical education (“IME”) adjustment of approximately $4 million at the former Reliant hospital in Woburn, Massachusetts. Medicare provides that hospitals with residents in an approved graduate medical education program receive an additional payment for a Medicare discharge to reflect higher patient care costs of teaching hospitals relative to non-teaching hospitals. See additional discussion in the “Segment Results of Operations” section of this Item.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased in the three and nine months ended September 30, 2017 compared to the same periods of 2016 in terms of dollars and as a percent of Net operating revenues primarily due to a reduction in pre-payment claims denials. During the three months ended September 30, 2017, new additional documentation request protocols were issued to MACs by CMS under the TPE program, as previously discussed in the “Executive Overview” section of this Item.
Salaries and Benefits
Salaries and benefits increased in the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2017 and 2016 development activities, and increases in salary and benefit costs.
Salaries and benefits as a percent of Net operating revenues increased during the three and nine months ended September 30, 2017 compared to the same period of 2016 primarily as a result of an increase in full-time equivalents, salary and benefit cost increases, the aforementioned IME adjustment in the third quarter of 2016, and incremental compensation and benefit costs related to Hurricanes Harvey, Irma, and Maria. Full-time equivalents increased due to staffing increases at the former Reliant hospitals since their acquisition on October 1, 2015 and the ramping up of new hospitals in Bryan, Texas; Broken Arrow, Oklahoma; Modesto, California; Gulfport, Mississippi; Westerville, Ohio; and Jackson, Tennessee.
Salaries and benefits are expected to increase in the fourth quarter of 2017 due to an approximate 2.75% merit increase provided to our nonmanagement hospital employees effective October 1, 2017.

Other Operating Expenses
Other operating expenses increased during the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily due to increased patient volumes at our hospitals. As a percent of Net operating revenues, Other operating expenses increased during the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily due to the aforementioned IME adjustment and hurricane-related expenses and losses.
Supplies
Supplies increased during the three and nine months ended September 30, 2017 compared to the same period of 2016 due primarily to increased patient volumes. As a percent of Net operating revenues, Supplies decreased during the three and nine months ended September 30, 2017 compared to the same period of 2016 primarily due to continued supply chain initiatives.
General and Administrative Expenses
General and administrative expenses increased during the three and nine months ended September 30, 2017 compared to the same periods of 2016 due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights. General and administrative expenses increased as a percent of Net operating revenues during the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily due to expenses associated with stock appreciation rights, our rebranding and name change, and the TeamWorks clinical collaboration initiative. For additional information on stock appreciation rights, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K, on the rebranding and name change initiative, see the “Executive Overview” section of this Item, and on TeamWorks, see Item 1, Business, “Overview of the Company—Competitive Strengths,” to the 2016 Form 10-K.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2017 compared to the same periods of 2016 due to our capital expenditures and development activities throughout 2016 and 2017.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the three months ended September 30, 2017 resulted from an amendment to our existing credit agreement. The Loss on early extinguishment of debt during the nine months ended September 30, 2017 primarily resulted from exercising the early redemption option on all $320 million of Convertible Notes resulting in the issuance of 8.9 million shares of common stock.
The Loss on early extinguishment of debt during the three and nine months ended September 30, 2016 resulted from the redemptions of our 7.75% Senior Notes due 2022 (the “2022 Notes”) in March, May, and September of 2016.
See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited) and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10‑K for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily resulted from the redemptions of our 2022 Notes in 2016.
See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended September 30, 2017 compared to the same periods of 2016 primarily due to increased Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense for the three months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense for the nine months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as tax benefits resulting from exercises and vesting of share-based compensation. Our Provision for income tax expense for the three and nine months ended September 30, 2016 primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We currently estimate our cash payments for taxes to be approximately $90 million to $100 million, net of refunds, for 2017. These payments are expected to result from federal and state income tax expenses based on estimates of taxable income for 2017, net of tax deferral associated with pre-payment claims denials as discussed in Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. For the three months ended September 30, 2017 and 2016, current income tax expense was $36.0 million and $4.6 million, respectively. For the nine months ended September 30, 2017 and 2016, current income tax expense was $60.1 million and $13.6 million, respectively.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.3 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2016 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three months ended September 30, 2017 compared to the same period of 2016 primarily resulted from increased profitability of our joint ventures. The decrease in Net Income Attributable to Noncontrolling Interests during the nine months ended September 30, 2017 compared to the same period of 2016 primarily resulted from expenses associated with stock appreciation rights. See Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2016 Form 10-K.

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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	73.3%	73.3%	73.1%	73.3%
Medicare Advantage	8.1%	7.6%	8.4%	7.7%
Managed care	10.7%	11.4%	11.0%	11.3%
Medicaid	3.4%	3.0%	3.1%	3.0%
Other third-party payors	1.6%	1.8%	1.6%	1.7%
Workers’ compensation	0.9%	1.0%	0.9%	1.0%
Patients	0.6%	0.6%	0.6%	0.6%
Other income	1.4%	1.3%	1.3%	1.4%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$768.6	$724.1	6.1%	$2,297.7	$2,164.6	6.1%
Outpatient and other	26.2	27.6	(5.1)%	79.6	88.9	(10.5)%
Inpatient rehabilitation segment revenues	794.8	751.7	5.7%	2,377.3	2,253.5	5.5%
Less: Provision for doubtful accounts	(11.3)	(13.7)	(17.5)%	(38.4)	(43.8)	(12.3)%
Net operating revenues less provision for doubtful accounts	783.5	738.0	6.2%	2,338.9	2,209.7	5.8%
Operating expenses:
Salaries and benefits	403.2	371.2	8.6%	1,195.7	1,107.2	8.0%
Other operating expenses	117.4	110.1	6.6%	342.1	321.7	6.3%
Supplies	33.1	31.9	3.8%	100.6	96.1	4.7%
Occupancy costs	15.7	15.0	4.7%	46.3	46.0	0.7%
Other income	(1.0)	(0.8)	25.0%	(2.9)	(2.1)	38.1%
Equity in net income of nonconsolidated affiliates	(1.9)	(2.3)	(17.4)%	(5.6)	(6.7)	(16.4)%
Noncontrolling interests	16.7	14.3	16.8%	48.6	47.9	1.5%
Segment Adjusted EBITDA	$200.3	$198.6	0.9%	$614.1	$599.6	2.4%

	(Actual Amounts)
Discharges	42,948	41,368	3.8%	128,012	123,831	3.4%
Net patient revenue per discharge	$17,896	$17,504	2.2%	$17,949	$17,480	2.7%
Outpatient visits	138,689	158,981	(12.8)%	444,558	486,391	(8.6)%
Average length of stay (days)	12.8	12.7	0.8%	12.8	12.8	—%
Occupancy %	68.2%	67.8%	0.6%	68.6%	68.4%	0.3%
# of licensed beds	8,748	8,441	3.6%	8,748	8,441	3.6%
Full-time equivalents*	20,740	19,663	5.5%	20,489	19,506	5.0%
Employees per occupied bed	3.52	3.48	1.1%	3.46	3.42	1.2%

*
Excludes approximately 440 full-time equivalents for the three and nine months ended September 30, 2017 and approximately 420 full-time equivalents for the three and nine months ended September 30, 2016, who are considered part of corporate overhead with their salaries and benefits included in General and administrative expenses in our consolidated statements of operations. Full-time equivalents included in the above table represent HealthSouth employees who participate in or support the operations of our hospitals and exclude an estimate of full-time equivalents related to contract labor.

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
Net Operating Revenues
Net operating revenues were 5.7% higher during the three months ended September 30, 2017 compared to the same period of 2016. This increase included a 3.8% increase in patient discharges and a 2.2% increase in net patient revenue per discharge. Discharge growth included a 1.4% increase in same-store discharges. Discharge growth from new stores resulted from joint ventures in Bryan, Texas (August 2016), Broken Arrow, Oklahoma (August 2016), Gulfport, Mississippi (April 2017), Westerville, Ohio (April 2017), and Jackson, Tennessee (July 2017), as well as a wholly owned hospital in Modesto, California (October 2016). In addition, same-store discharge growth was negatively impacted 200 to 250 discharges, or 50 to 60 basis points, due to Hurricanes Harvey, Irma, and Maria. Growth in net patient revenue per discharge primarily resulted from patient mix. Net patient revenue per discharge in the third quarter of 2016 included the benefit of the aforementioned IME adjustment.
Net operating revenues were 5.5% higher during the nine months ended September 30, 2017 compared to the same period of 2016. This increase included a 3.4% increase in patient discharges and a 2.7% increase in net patient revenue per discharge. Discharge growth included a 1.4% increase in same-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2017 were impacted by the same factors as discussed above for the third quarter of 2017. In addition, during the nine months ended September 30, 2016, net patient revenue per discharge was impacted by the ramping up of a new hospital in Hot Springs, Arkansas (February 2016) which is required to treat a minimum of 30 patients for zero revenue as part of the Medicare certification process.
The decrease in outpatient and other revenues for the three and nine months ended September 30, 2017 was primarily due to the closure of six outpatient programs in the latter half of 2016. In addition, the decrease in outpatient and other revenues for the nine months ended September 30, 2017 was also attributable to a $1.4 million provider tax recovery in the second quarter of 2016.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K for information regarding Reliant and Cardinal Hill.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily resulted from revenue growth, as discussed above. Expense ratios were negatively impacted by the aforementioned IME adjustment and $2.5 million in hurricane-related expenses in the third quarter of 2017. Salaries and benefits as a percent of net operating revenues was further impacted by salary and benefit cost increases, staffing increases at the former Reliant hospitals, and the ramping up of new stores. The Provision for doubtful accounts as a percent of net operating revenues decreased primarily due to a reduction in new pre-payment claims denials, as previously discussed.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Medicare	85.2%	81.8%	84.7%	82.4%
Medicare Advantage	9.6%	8.8%	10.0%	8.9%
Managed care	3.9%	4.5%	3.8%	3.7%
Medicaid	1.1%	4.7%	1.3%	4.8%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016	2017 vs. 2016	2017	2016	2017 vs. 2016
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$181.2	$162.0	11.9%	$519.4	$470.0	10.5%
Hospice	19.6	13.1	49.6%	55.0	33.8	62.7%
Home health and hospice segment revenues	200.8	175.1	14.7%	574.4	503.8	14.0%
Less: Provision for doubtful accounts	(1.3)	(1.1)	18.2%	(4.3)	(2.9)	48.3%
Net operating revenues less provision for doubtful accounts	199.5	174.0	14.7%	570.1	500.9	13.8%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	93.5	86.8	7.7%	271.2	246.8	9.9%
Support and overhead costs	68.9	59.5	15.8%	203.4	174.5	16.6%
Equity in net income of nonconsolidated affiliates	(0.2)	(0.2)	—%	(0.6)	(0.6)	—%
Noncontrolling interests	2.5	2.1	19.0%	4.6	5.8	(20.7)%
Segment Adjusted EBITDA	$34.8	$25.8	34.9%	$91.5	$74.4	23.0%

	(Actual Amounts)
Home health:
Admissions	31,471	27,239	15.5%	93,104	78,755	18.2%
Recertifications	24,396	20,888	16.8%	67,510	60,773	11.1%
Episodes	53,757	46,866	14.7%	155,118	136,484	13.7%
Average revenue per episode	$3,022	$3,032	(0.3)%	$3,001	$3,033	(1.1)%
Episodic visits per episode	17.7	19.0	(6.8)%	18.1	19.0	(4.7)%
Total visits	1,101,109	1,001,021	10.0%	3,266,690	2,906,793	12.4%
Cost per visit	$76	$75	1.3%	$74	$74	—%
Hospice:
Admissions	1,273	832	53.0%	3,515	2,341	50.1%
Patient days	123,491	83,628	47.7%	345,237	218,336	58.1%
Revenue per day	$159	$157	1.3%	$159	$155	2.6%
Net Operating Revenues
Home health and hospice revenue was 14.7% higher during the three months ended September 30, 2017 compared to the same period of 2016. This increase included a 15.5% increase in home health admissions and was impacted by a 0.3% decrease in average revenue per episode. Home health revenue growth resulted from strong same-store and new-store volume growth. Home health admission growth included an 8.8% increase in same-store admissions that was negatively impacted 325 to 375 admissions, or 120 to 140 basis points, due to Hurricanes Harvey and Irma. The decrease in average revenue per episode resulted from Medicare reimbursement rate cuts partially offset by changes in patient mix and reconciliation payments attributed to various alternative payment models (e.g., BPCI; ACOs). The increase in hospice and other revenue primarily resulted from acquisitions completed in 2016.
Medicaid payments decreased during the third quarter of 2017 compared to the same quarter of 2016 as a result of the divestiture of our pediatric home health assets in November 2016. See Note 7, Goodwill and Other Intangible Assets, to the consolidated financial statements accompanying the 2016 Form 10-K.

Home health and hospice revenue was 14.0% higher during the nine months ended September 30, 2017 compared to the same period of 2016. This increase included a 18.2% increase in home health admissions and was impacted by a 1.1% decrease in average revenue per episode. Home health admission growth included a 12.0% increase in same-store admissions. Home health revenue growth from new stores and decrease in average revenue per episode resulted from the same factors discussed above for the third quarter of 2017.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and nine months ended September 30, 2017 compared to the same periods of 2016 primarily resulted from revenue growth and staffing productivity gains. Adjusted EBITDA for the segment during the three and nine months ended September 30, 2017 was impacted by approximately $0.3 million in hurricane-related expenses, lower average revenue per episode, and salary and benefit cost increases. Adjusted EBITDA for the segment during the three months ended September 30, 2017 also included a $0.9 million benefit from the true-up to the purchase price of a 2016 acquisition and was impacted by slightly higher cost per visit.
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
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2022. Our balance sheet remains strong, and we have significant availability under our credit agreement. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders. While our financial leverage increased as a result of the acquisitions discussed in Note 2, Business Combinations, to the consolidated financial statements accompanying the 2016 Form 10-K, we continue to reduce our financial leverage based on growth of Adjusted EBITDA and an allocation of a portion of our free cash flow to debt reduction.
Consistent with these objectives, during the second quarter of 2017 we exercised the early redemption option and subsequently retired all $320 million of the Convertible Notes reducing our long-term debt balance by approximately $278 million. Substantially all of the holders elected to convert their Convertible Notes to shares of our common stock, which resulted in the issuance of 8.9 million shares from treasury stock. We redeemed $0.6 million in principal at par in cash. As a result of these transactions, we recorded a $10.4 million Loss on early extinguishment of debt in the second quarter of 2017.
In September 2017, we amended our existing credit agreement to increase the size of our revolving credit facility from $600 million to $700 million, decrease the balance of our term loan facilities by approximately $110 million to $300 million, reduce the interest rate spread by 25 basis points, extend the agreement's maturity by two years to 2022, and changed the covenants to, among other things, allow for additional capacity for investments, restricted payments, and capital expenditures. As a result of this amendment, we recorded a $0.3 million Loss on early extinguishment of debt in the third quarter of 2017.
For additional information regarding our indebtedness, see Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.
Current Liquidity
As of September 30, 2017, we had $67.6 million in Cash and cash equivalents. Cash and cash equivalents as of September 30, 2017 excluded $70.8 million in restricted cash (included in Other current assets) and $59.9 million of restricted marketable securities ($18.5 million included in Other current assets and $41.4 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2016 Form 10-K.
In addition to Cash and cash equivalents, as of September 30, 2017, we had approximately $527 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2017, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2017, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2017.
As part of the Encompass acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Holdings, a subsidiary of HealthSouth and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. These certain sellers were members of Encompass management. These sellers contributed a portion of their shares of common stock of EHHI in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor will have the right (but not the obligation) to have his or her shares of Holdings stock repurchased by HealthSouth for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, HealthSouth will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. As of September 30, 2017, the value of those outstanding shares of Holdings is approximately $194 million. See Note 6, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$505.8	$499.4
Net cash used in investing activities	(209.2)	(156.3)
Net cash used in financing activities	(269.5)	(328.3)
Increase in cash and cash equivalents	$27.1	$14.8

Operating activities. The increase in Net cash provided by operating activities for the nine months ended September 30, 2017 compared to the same period of 2016 primarily resulted from revenue growth, as described above, and improved collection of accounts receivable offset by increased payments for income taxes following the exhaustion of our federal net operating loss in the first quarter of 2017.
Investing activities. The increase in Net cash used in investing activities during the nine months ended September 30, 2017 compared to the same period of 2016 primarily resulted from the increase in cash used for capital expenditures and acquisitions of businesses.
Financing activities. The decrease in Net cash used in financing activities during the nine months ended September 30, 2017 compared to the same period of 2016 primarily resulted from the proceeds received from the exercising of stock warrants and the decrease in cash used for principal debt payments, including the redemption of $176 million of the 2022 in March, May, and September of 2016 offset by the increase in cash used for repurchases of common stock.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2017 are as follows (in millions):

	Total	October 1 through December 31, 2017	2018 - 2019	2020 - 2021	2022 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,212.1	$4.0	$35.7	$31.2	$2,141.2
Revolving credit facility	138.0	—	—	—	138.0
Interest on long-term debt (b)	863.0	30.0	246.3	244.9	341.8
Capital lease obligations (c)	489.2	8.5	67.9	56.3	356.5
Operating lease obligations (d)(e)	416.4	17.1	123.6	88.8	186.9
Purchase obligations (e)(f)	86.3	11.6	47.7	23.7	3.3
Other long-term liabilities (g)(h)	3.4	—	0.4	0.4	2.6
Total	$4,208.4	$71.2	$521.6	$445.3	$3,170.3

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2017. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of September 30, 2017, we had $0.3 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2016 Form 10-K and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $221.3 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2017, we made capital expenditures of approximately $170 million for property and equipment and capitalized software. During 2017, we expect to spend approximately $255 million to $315 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. The expected increase in 2017 is due to refurbishments at certain larger hospitals, leasehold improvements and furnishings associated with the build-out of our new home office location, growth in the Company, and an enhanced hospital maintenance program. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2017. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017 to stockholders of record on October 2, 2017. On October 20, 2017, our board of directors declared a cash dividend of $0.25 per share, payable on January 16, 2018 to stockholders of record on January 2, 2018. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of September 30, 2017, approximately $58 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2017, we repurchased 0.9 million shares of our common stock in the open market for approximately $38 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.

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
In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations and closed locations, (3) costs and expenses, including legal fees and expert witness fees, incurred with respect to litigation associated with stockholder derivative litigation, (4) share-based compensation expense, and (5) cost and expenses in connection with the Encompass Health rebranding. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
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

Our Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$85.1	$78.1	$248.9	$236.0
Loss from discontinued operations, net of tax, attributable to HealthSouth	0.1	0.1	0.2	0.3
Provision for income tax expense	43.1	42.1	111.4	124.2
Interest expense and amortization of debt discounts and fees	36.8	42.5	118.5	130.5
Professional fees—accounting, tax, and legal	—	—	—	1.9
Net noncash loss on disposal of assets	3.0	1.6	3.3	2.0
Depreciation and amortization	46.2	43.5	137.2	128.8
Loss on early extinguishment of debt	0.3	2.6	10.7	7.4
Stock-based compensation expense	9.2	4.3	37.9	17.4
Net income attributable to noncontrolling interests	(19.2)	(16.4)	(53.2)	(53.7)
Adjusted EBITDA	$204.6	$198.4	$614.9	$594.8
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$505.8	$499.4
Provision for doubtful accounts	(42.7)	(46.7)
Professional fees—accounting, tax, and legal	—	1.9
Interest expense and amortization of debt discounts and fees	118.5	130.5
Equity in net income of nonconsolidated affiliates	6.2	7.3
Net income attributable to noncontrolling interests in continuing operations	(53.2)	(53.7)
Amortization of debt-related items	(7.7)	(10.3)
Distributions from nonconsolidated affiliates	(6.6)	(5.9)
Current portion of income tax expense	60.1	13.6
Change in assets and liabilities	32.6	51.7
Premium paid on bond redemption	—	5.8
Net cash used in operating activities of discontinued operations	0.7	0.6
Other	1.2	0.6
Adjusted EBITDA	$614.9	$594.8
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2017, our primary variable rate debt outstanding related to $138.0 million in advances under our revolving credit facility and $298.3 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.7 million over the next 12 months, assuming floating rate indices are floored at 0%.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2017 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017 and our Annual Report on Form 10‑K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2016 Form 10-K and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2017	852	$45.88	—	$77,990,964
August 1 through August 31, 2017	461,068	43.38	461,068	57,990,985
September 1 through September 30, 2017	—	—	—	57,990,985
Total	461,920	43.38	461,068

(1)
The number of shares reported in this column includes both the shares purchased under the plan or program as reported in the third column of this table and 852 shares purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend on January 17, 2017, April 17, 2017 and July 17, 2017. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017. On October 20, 2017, our board of directors declared a cash dividend of $0.25 per share, payable on January 16, 2018 to stockholders of record on January 2, 2018. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 2.00x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 5, Long-term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2016 Form 10-K.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHSOUTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 31, 2017

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Fourth Amended and Restated Credit Agreement, dated September 29, 2017, among HealthSouth Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time.

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

101
Sections of the HealthSouth Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document