Form 10-K
period 2017-12-31
Encompass Health Corp
filed 2018-02-28
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Commission File Number 001-10315
________________________________________________________
Encompass Health Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3660 Grandview Parkway, Suite 200 Birmingham, Alabama	35243
(Address of Principal Executive Offices)	(Zip Code)
(205) 967-7116
(Registrant’s telephone number)
HealthSouth Corporation
(Former name or former address, if changed since last report)
_____________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
_________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4.7 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 98,139,126 shares of common stock of the registrant outstanding, net of treasury shares, as of February 20, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2018 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

NOTE TO READERS
As used in this report, the terms “Encompass Health,” “we,” “us,” “our,” and the “Company” refer to Encompass Health Corporation and its consolidated subsidiaries, unless otherwise stated or indicated by context. This drafting style is suggested by the Securities and Exchange Commission and is not meant to imply that Encompass Health Corporation, the publicly traded parent company, owns or operates any specific asset, business, or property. The hospitals, operations, and businesses described in this filing are primarily owned and operated by subsidiaries of the parent company. In addition, we use the term “Encompass Health Corporation” to refer to Encompass Health Corporation alone wherever a distinction between Encompass Health Corporation and its subsidiaries is required or aids in the understanding of this filing. We may refer to our consolidated subsidiary, EHHI Holdings, Inc. and its subsidiaries, which collectively operate our home health and hospice business, as “EHHI.”

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

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, or the home health groupings model, and other payment system reforms), affecting revenues and related increases in the costs of complying with such changes;

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
Overview of the Company
General
We are the nation’s leading owner and operator of inpatient rehabilitation hospitals and a leader in home-based care (home health and hospice), offering services in 36 states and Puerto Rico. On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation. On October 20, 2017, our board of directors approved an amended and restated certificate of incorporation in order to change the name effective as of January 1, 2018. Along with the corporate name change, the NYSE ticker symbol for our common stock changed from “HLS” to “EHC.” Our operations in both business segments will transition to the Encompass Health branding on a rolling basis. The rebranding is expected to be completed by the end of the first quarter of 2019.
We were organized as a Delaware corporation in February 1984. Our principal executive offices currently are located at 3660 Grandview Parkway, Birmingham, Alabama 35243, and the telephone number of the principal executive offices is (205) 967-7116. We anticipate relocating to newly constructed offices at 9001 Liberty Parkway, Birmingham, Alabama on April 2, 2018. Our website address is www.encompasshealth.com.
In addition to the discussion here, we encourage the reader to review Item 1A, Risk Factors, Item 2, Properties, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which highlight additional considerations about our company.
We manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. The table below provides selected operating and financial data for our inpatient rehabilitation hospitals, home health agencies, and hospice agencies. See Note 18, Segment Reporting, to the accompanying consolidated financial statements for detailed financial information for each of our segments.

	As of or for the Year Ended December 31,
	2017	2016	2015
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals (1)	127	123	121
Discharges	171,922	165,305	149,161
Number of licensed beds	8,851	8,504	8,404

Home health and hospice:
Number of home health locations (2)	200	188	186
Home health admissions	124,870	106,712	74,329
Number of hospice locations	37	35	27
Hospice admissions	4,870	3,337	2,452

Net operating revenues:		(In Millions)
Inpatient	$3,082.4	$2,905.5	$2,547.2
Outpatient and other	105.7	115.6	105.9
Total inpatient rehabilitation	3,188.1	3,021.1	2,653.1
Home health	706.7	635.2	478.1
Hospice	76.6	50.9	31.7
Total home health and hospice	783.3	686.1	509.8
Net operating revenues	$3,971.4	$3,707.2	$3,162.9

(1)	These amounts include one hospital as of December 31, 2017, 2016, and 2015 operating as a joint venture, which we account for using the equity method of accounting.

(2)
These amounts include two locations as of December 31, 2017, 2016, and 2015 which we account for using the equity method of accounting, and seven pediatric home health locations as of December 31, 2015, which we sold in November 2016.

Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. In addition to our hospitals, we manage four inpatient rehabilitation units through management contracts.
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across an array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation” section. Substantially all (91%) of the patients we serve are admitted from acute care hospitals following physician referrals for specific acute inpatient rehabilitative care. Most of those patients have experienced significant physical and cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in an inpatient setting. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’ physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leads to a higher level of care and superior outcomes.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. We operate home health and hospice agencies in 28 states, with concentrations in the Southeast and Texas. As participants in the Medicare program, our agencies must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Home Health” and “—Hospice” sections. We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired 83.3% of the issued and outstanding equity interests of EHHI, and certain members of EHHI management, including April Anthony, its chief executive officer, acquired the remaining interests. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for further discussion of the ownership structure of our home health and hospice business.
Our home health agencies provide a comprehensive range of Medicare-certified home care services. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. Home health patients are frequently referred to us following a stay in an acute care or inpatient rehabilitation hospital or other facility, but many patients are referred from primary care settings and specialty physicians without a preceding inpatient stay. Our patients are typically older adults with two or more chronic conditions and significant functional limitations, and require greater than ten medications. Our team of registered nurses, licensed practical nurses, physical, speech and occupational therapists, medical social workers, and home health aides work closely with patients and their families and physicians to deliver patient-centered care plans focused on their needs and their goals.
We also provide hospice services to terminally ill patients and their families. These in-home services address patients’ physical needs, including pain control and symptom management, and provide emotional and spiritual support. Our hospice care teams consist of physician medical directors, nurses, social workers, chaplains, therapists, home health aides, and volunteers.
Competitive Strengths
As the nation’s leading owner and operator of inpatient rehabilitation hospitals and a leader in home-based care, and with our experience in and focus on post-acute care services, we believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed below give us the ability to adapt and succeed in a healthcare industry facing the uncertainty associated with the movement toward integrated delivery models and value-based care. For example, we are well-positioned to treat all types of post-acute patients by leveraging our operational expertise across our network of facility- and home-based assets in the event multiple or all post-acute settings (long-term acute care, inpatient rehabilitation, skilled nursing, and home health) transition to site neutral patient criteria and/or reimbursement for care provided in the future. Our hospitals have the physical construct (including aspects such as the therapy gym and training areas), clinical staffing, and operating expertise to address the broad spectrum of needs for higher acuity post-acute patients needing inpatient care. Our home health agencies can often treat patients leaving our or other inpatient facilities who need additional post-acute care services in lieu of skilled nursing facility-based care. Additionally, those agencies can serve the lower acuity patients that do not require facility-based care.

•
People. We believe our employees, in particular our highly skilled clinical staff, share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner. We also have hospital staff trained for all patient acuity levels faced in the post-acute setting.

•
Change Agility. We have a demonstrated ability to adapt across economic cycles and in the face of numerous and significant regulatory and legislative changes. For example, we successfully managed through the significant regulatory, financial, and other challenges associated with the CMS rule commonly referred to as the “75% Rule” in 2004, reimbursement rate reductions associated with the shift from the 75% Rule to the “60% Rule” in 2007, sequestration beginning in 2013, multiple reimbursement rate reductions associated with healthcare reform and otherwise, introduction of significantly more quality reporting requirements beginning in 2013, and implementation of both voluntary and mandatory alternative payment models in recent years.

•
Strategic Relationships. We have a long and successful history of building strategic relationships with major healthcare systems. Our experience will be important in growing the Company as the industry evolves toward integrated delivery models. We entered into our first joint venture in 1991 with a nationally prominent university’s acute care hospital. We have never unwound a joint venture. Approximately one-third of our inpatient rehabilitation hospitals currently operate as joint ventures with acute care hospitals or systems. Joint ventures with market leading acute care hospitals establish a solid foundation for operating our business within integrated delivery and alternative payment models.

Our combined platform of facility- and home-based services provides us with an increased opportunity to succeed in value-based purchasing programs and to participate in more coordinated care and integrated delivery payment models, such as accountable care organizations (“ACOs”) and bundled payment arrangements. We believe enhanced clinical collaboration between our hospitals and home health agencies offers an excellent means to deliver the quality of care and the cost effectiveness the healthcare partners in these new models seek. We have focused, and will continue to focus, on increasing this collaboration. For additional discussion of our participation in these models, including the Bundled Payments for Care Improvement initiative and the Comprehensive Care for Joint Replacement payment model, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”
In 2017, we formed the Post-Acute Innovation Center in collaboration with Cerner Corporation, a global leader in health information technology, to develop enhanced tools to manage patients across the continuum of care. The objective of the Innovation Center is to develop clinical decision support tools and other initiatives that enhance the effective and efficient management of patients across multiple care settings by facilitating high-quality patient care, enhanced care coordination, post-acute network performance and cost management across the post-acute continuum.
In 2017, we also partnered with the American Heart Association/American Stroke Association on a nationwide basis to increase patient independence after a stroke and reduce stroke mortality through community outreach and information campaigns. This joint effort is intended to be a multi-year project to accelerate adoption of the new AHA/ASA Stroke Rehabilitation Guidelines, increase patient awareness of their post-stroke options, and provide practical support to patients and their families to improve recovery outcomes. These Guidelines provide, among other things, that the AHA/ASA strongly recommends that stroke patients be treated at an inpatient rehabilitation facility rather than a skilled nursing facility. With preliminary planning activity to begin in 2018, we expect the cooperative project to begin in earnest in 2019.

•
Clinical Expertise and High-Quality Outcomes. We have extensive facility-based and home-based clinical experience from which we have developed best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with industry-leading technology, help ensure the delivery of consistently high-quality rehabilitative healthcare services. We have developed a program called “TeamWorks,” which is a series of operations-focused initiatives using identified best practices to reduce inefficiencies and improve performance across a wide spectrum of operational areas. We believe these initiatives have enhanced, and will continue to enhance, patient-employee interactions and coordination of care and communication among the patient, the patient’s family, our treatment teams, other care providers, and payors, which, in turn, improves patient outcomes and satisfaction.
Our best practices and protocols have helped our hospitals consistently achieve patient outcomes, such as the rate of discharge to community, that exceed industry averages. Additionally, our hospitals participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations, like our hospitals, may seek certification for chronic diseases or conditions such as brain injury, stroke, or hip fracture rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. As of December 31, 2017, 105 of our hospitals hold one or more disease-specific certifications, including 103 hospitals with stroke-specific certifications.
In home health, we place a significant emphasis on technology for the purpose of furthering clinical excellence and consistency. We have also developed programs to, among other things, create physician-specific custom treatment protocols and provide care transition from inpatient facilities to home for higher acuity patients. We consistently achieve an acute care readmission rate lower than the industry average along with an average quality of patient care star rating above the industry average.
The clinical collaboration effort between our inpatient and home health services furthers our pursuit of quality patient outcomes. An important component of this effort has been to place care transition coordinators in markets where we operate both inpatient rehabilitation hospitals and home health agencies, which we refer to as “overlap markets.” These highly skilled professionals collaborate with clinicians and case managers in our hospitals to assess patients who may require home health services and prepare these patients for the care they will receive at home. The coordinators also work with patients’ families to ensure those family members are prepared to bring their loved ones home safely. In 2017, we completed a TeamWorks initiative to roll out best practices for clinical collaboration in overlap markets.

•
Cost Effectiveness. Our size, data-driven business practices, and culture help us provide facility-based and home-based healthcare services on a cost-effective basis. For example, our inpatient rehabilitation hospitals historically have received, on average, a lower per discharge payment from Medicare than the industry average payment while also treating patients with higher average acuity. On average, our hospitals historically have received significantly less Medicare high cost outlier reimbursement than other inpatient rehabilitation facility (“IRF”) providers have.

Specifically, we can leverage our comprehensive IT capabilities and centralized administrative functions, identify best practices, utilize proven staffing models, and take advantage of supply chain efficiencies across our extensive platform of operations. At the location level, we also enjoy economies of scale as our hospitals are often larger (more beds) than industry average. Also, we target patient density in the home health markets we serve, which is central to our ability to deliver an efficient cost per visit relative to our publicly traded peers. In addition, our proprietary information systems, discussed below, aggregate data from our business into a comprehensive reporting package and database used by management in the field and in the home office. Our information systems allow users to analyze data and trends and create custom reports on a timely basis.
With a significant presence in both facility-based and home-based healthcare services, we have the opportunity to take advantage of the broader industry focus on reducing costs. Home-based services, which typically have significantly lower cost structures than facility-based care settings, have increasingly been serving larger populations of higher acuity patients than in the past. Home-based services provide a cost-effective alternative to facility-based care where patient acuities do not require a hospital stay.

•
Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, reduce our financial leverage, and make significant shareholder distributions. As of December 31, 2017, we have a strong, well-capitalized balance sheet, including ownership of approximately 70% of our hospital real estate, no significant debt maturities prior to 2022, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.

•
Advanced Technology. As a market leader in post-acute healthcare services, we have devoted substantial effort and expertise to leveraging technology to improve patient care and operating efficiencies. We have developed and implemented information technology, such as our rehabilitation-specific electronic clinical information system (ACE-IT) and our internally developed management reporting system described above (BEACON), which we then leverage to enhance our clinical and business processes. For example, part of our clinical data analytics strategy has been the development of a predictive model for identifying patients at risk for acute care transfers. In 2017, we completed the installation of ACE-IT in our hospitals. We believe ACE-IT will improve patient care and safety, streamline operating efficiencies, and enhance staff recruitment and retention, making it a key competitive differentiator.
Members of our home health management team also internally developed Homecare HomebaseSM, an industry-leading, comprehensive information platform designed to manage the entire patient work flow and allow home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. Our knowledge of Homecare Homebase, of which we are now a licensee, as well as the thorough integration of it into the operating culture allow us to optimize the system’s capability to drive superior clinical, operational, and financial outcomes. Additionally, we offer a number of evidence-based home health specialty programs, including post-operative care, fall prevention, chronic disease management and transitional care.
We believe our information systems allow us to collect, analyze, and share information on a timely basis making us an ideal partner for other healthcare providers in a coordinated care delivery environment. Systems such as ACE-IT and Homecare Homebase allow for interoperability with referral sources and other providers coordinating care. Homecare Homebase also allows providers to share valuable data with payors to promote better patient outcomes on a more cost-effective basis.
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
Strategic Priorities
In 2017, we focused on the following strategic priorities:

•	providing high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing inpatient rehabilitation hospitals, home health agencies, and hospice agencies;

•
expanding our services to more patients who require post-acute healthcare services by constructing and acquiring hospitals in new markets and acquiring and opening home health and hospice agencies in new markets;

•	making shareholder distributions via common stock dividends and repurchases of our common stock; and

•	positioning the Company for success in the evolving healthcare delivery system.
Total hospital discharges grew 4.0% from 2016 to 2017. Our same-store discharges grew 1.8% during 2017 compared to 2016. Our home health agencies experienced same-store admissions growth of 11.4% in 2017 as well. We entered new inpatient rehabilitation markets and enhanced our geographic coverage in existing markets in 2017 by adding 4 new hospitals, including 3 joint ventures, with 181 licensed beds to our portfolio. We also expanded existing hospitals by 166 licensed beds. Likewise, we added another 15 home health agencies and 2 hospice locations.
In 2017, we further positioned ourselves for the healthcare industry’s movement to integrated delivery payment models, value-based purchasing, and post-acute site neutrality. We launched a company-wide rebranding and name change initiative to reflect and reinforce our expanding national footprint and our strategy to deliver high-quality, cost-effective care across the post-acute continuum. We completed a TeamWorks initiative to extend best practices for coordinated clinical protocols and discharge planning across all markets where we offer both facility- and home-based services and increased the clinical collaboration rate between our inpatient rehabilitation hospitals and home health agencies. For reference, as of December 31, 2017, approximately 60% of our hospitals were located within 30 miles of at least one of our home health agencies. We completed the installation of ACE-IT in our hospitals and enhanced its overall utilization via continuous in-service upgrades. We expanded our utilization of clinical data analytics designed to further improve patient outcomes. As noted previously, we formed the Post-Acute Innovation Center with Cerner Corporation to develop advanced analytics and predictive models to manage patients across the continuum of post-acute care. We also increased our participation in alternative payment models.
Many of our quality and outcome measures remained above both inpatient rehabilitation and home health industry averages. Not only did we treat more patients and enhance outcomes, we did so in a cost-effective manner. For additional discussion of the pursuit of our 2017 strategic priorities, including operating results, growth, and shareholder value-enhancing achievements, as well as our 2018 priorities and business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Employees
As of December 31, 2017, we employed approximately 29,370 individuals, of whom approximately 17,940 were full-time employees, in our inpatient rehabilitation business and approximately 8,540 individuals, of whom approximately 6,020 were full-time employees, in our home health and hospice business. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 66 employees at one hospital (about 16% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2017. As with most healthcare providers, our labor costs are rising faster than the general inflation rate. In some markets, the lack of availability of medical personnel is a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on maintaining the competitiveness of our compensation and benefit programs and improving our recruitment, retention, and productivity. Shortages of nurses and other medical personnel, including therapists, may, from time to time, require us to increase utilization of more expensive temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute care hospitals, in the markets we serve. For a list of our markets by state, see the table in Item 2, Properties. There are some smaller privately held companies that compete with us primarily in select geographic markets in Texas and the West. In addition, there are two public companies that are primarily focused on other post-acute care services but also own or operate approximately 20 inpatient rehabilitation hospitals each, one of which also manages the operations of inpatient rehabilitation facilities as part of its business model. Other providers of post-acute care services may attempt to become competitors in the future. For example, nursing homes may market themselves as offering certain rehabilitation services even though those nursing homes are not required to offer the same level of care, and are not licensed, as hospitals. Also, acute care hospitals, including those owned or operated by large public companies or not-for-profits that have dominant positions in specific markets, may choose to expand their post-acute rehabilitation services. The primary competitive factors in any given market include the quality of care and service provided, the relationship and reputation with the acute care hospitals in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, is likely to become an increasingly important factor in competition. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors.
Home Health and Hospice. The home health and hospice services industry is also highly competitive and fragmented. There are more than 12,200 home health agencies and approximately 4,400 hospice agencies nationwide certified to participate in Medicare. We are the fourth largest provider of Medicare-certified skilled home health services in the United States. For a list of our home health markets by state, see the table in Item 2, Properties. Our primary competition comes from locally owned private home health companies or acute care hospitals with adjunct home health services and typically varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. There are six public companies, including us, with significant presences in the Medicare-certified home health industry. There are also two large insurance companies that own home health businesses. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with the acute care hospitals, physicians or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated care delivery model with other providers is likely to become an increasingly important factor in competition. For example, we are currently the preferred home health provider in an ACO serving approximately

22,000 patients. Home health providers with scale, which include the other public companies and insurance companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases.
Regulatory and Reimbursement Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts, primarily arising from initiatives included in the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”), to identify and implement workable coordinated care and integrated delivery payment models. Although the United States Department of Health and Human Services (“HHS”) under President Trump appears to have changed some of its focus on alternative payment models and value-based purchasing, we do not expect the drive toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to subside. There remains significant uncertainty around the future of healthcare regulation in general. Any regulatory or legislative changes impacting the healthcare industry ultimately may affect, among other things, reimbursement of healthcare providers and consumers’ access to coverage of health services, including among non-Medicare aged population segments within commercial insurance markets and Medicaid enrollees. Changes may also affect the delivery of healthcare services to patients by providers and the regulatory compliance obligations associated with those services.
Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For more in-depth discussion of the primary challenges and risks related to our business, particularly the changes in Medicare reimbursement (including the impact of alternative payment models, value-based purchasing initiatives and site neutrality), increased federal compliance and enforcement burdens, and changes to our operating environment resulting from healthcare reform, see “Regulation” below in this section as well as Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”

Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. Revenues from Medicare and Medicare Advantage represent approximately 84% of total revenues.

The following tables identify the sources and relative mix of our revenues for the periods stated for each of our business segments:

Inpatient Rehabilitation
	For the Year Ended December 31,
	2017	2016	2015
Medicare	73.2%	73.3%	73.2%
Medicare Advantage	8.4%	7.7%	7.9%
Managed care	10.9%	11.2%	11.1%
Medicaid	3.1%	3.0%	2.5%
Other third-party payors	1.6%	1.8%	2.0%
Workers' compensation	0.9%	1.0%	1.1%
Patients	0.6%	0.6%	0.7%
Other income	1.3%	1.4%	1.5%
Total	100.0%	100.0%	100.0%

Home Health and Hospice
	For the Year Ended December 31,
	2017	2016	2015
Medicare	85.1%	82.9%	83.7%
Medicare Advantage	9.7%	8.7%	7.7%
Managed care	3.8%	3.9%	3.0%
Medicaid	1.2%	4.3%	5.5%
Other third-party payors	—%	—%	—%
Workers' compensation	—%	—%	—%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	—%
Total	100.0%	100.0%	100.0%
Medicare Reimbursement
Medicare is a federal program that provides certain hospital and medical insurance benefits to persons aged 65 and over, some disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare facilities and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (“HH-PPS”) and the hospice prospective payment system (the “Hospice-PPS”). Congress is not obligated to adopt MedPAC recommendations. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action.
The Medicare statutes and regulations are subject to change from time to time. For example, in March 2010, President Obama signed the 2010 Healthcare Reform Laws. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates, and the Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) mandated a market basket update of 1.0% in 2018 for inpatient rehabilitation, home health, and hospice providers. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and will continue through 2027 unless Congress and the President take further action. The future of the 2010 Healthcare Reform Laws as well as the nature and substance of any replacement reform legislation enacted remain uncertain. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which includes several provisions affecting Medicare reimbursement. In the future, concerns about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both.
From time to time, Medicare reimbursement methodologies and rates can be further modified by HHS’s Centers for Medicare & Medicaid Services (“CMS”). CMS, subject to its statutory authority, may make some prospective payment system changes in response to MedPAC recommendations. For example, CMS recently instituted a rebasing adjustment in the HH-PPS consistent with a MedPAC recommendation. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in many prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the 2010 Healthcare Reform Laws, CMS requires IRFs to submit data on certain quality of care measures for the IRF Quality Reporting Program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012. All of our inpatient rehabilitation hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. To date, a few of our home health and hospice agencies have incurred reductions in their reimbursement rates.
We cannot predict the adjustments to Medicare payment rates Congress or CMS may make in the future. Congress, MedPAC, and CMS will continue to address reimbursement rates for a variety of healthcare settings. Any additional downward adjustment to rates for the types of facilities we operate and services we provide could have a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of the risks associated with our concentration of revenues from the federal government or with potential changes to the statutes or regulations governing Medicare reimbursement, including the newly enacted 2018 Budget Act, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide the rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services that may be needed. For individual claims, Medicare contractors make coverage determinations regarding medical necessity that can represent more restrictive interpretations of the CMS coverage rules. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
In the ordinary course, Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, as well as the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”), CMS, and state Medicaid programs. In addition to those audits conducted by existing MACs, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. Some contractors are paid a percentage of the overpayments recovered. The Recovery Audit Contractors (“RACs”) conduct payment reviews of claims, which can include coding errors, overall billing accuracy, and medical necessity reviews. When conducting an audit, the RACs receive claims data directly from MACs on a monthly or quarterly basis.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”) to conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error.
As a matter of course, we undertake significant efforts through training, education, and documentation to ensure compliance with coding and medical necessity coverage rules. Despite our belief that our coding and assessment of patients are accurate, audits may lead to assertions that we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us. For additional discussion of these audits and the risks associated with them, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
A basic summary of current Medicare reimbursement in our business segments follows:
Inpatient Rehabilitation. As discussed above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under IRF-PPS based on the patient’s rehabilitation impairment category established by HHS and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must admit each patient and in doing so determine that the patient’s IRF treatment is reasonable and necessary. In addition, to qualify as an IRF under Medicare rules, a facility must be primarily focused on treating patients with one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. Specifically, at least 60% of a facility’s patients must suffer from at least one of these 13 conditions, which requirement is known as the “60% Rule.” Also, each patient admitted to an IRF must be able to tolerate a minimum of three hours of therapy per day and must have nursing care available 24 hours, each day of the week.
Under IRF-PPS, CMS is required to adjust the payment rates based on a market basket index. Beginning in fiscal year 2016, CMS began implementing an inpatient IRF-specific market basket. The annual market basket update is designed to reflect changes over time in the prices of a mix of goods and services provided by rehabilitation hospitals and hospital-based inpatient rehabilitation units. In setting annual market basket updates, CMS uses data furnished by the Bureau of Labor Statistics for price proxy purposes, primarily in three categories: Producer Price Indexes, Consumer Price Indexes, and Employment Cost Indexes. With IRF-PPS, our inpatient rehabilitation hospitals retain the difference, if any, between the fixed payment from Medicare and their operating costs. Thus, our hospitals benefit from being cost-effective providers.
On July 29, 2016, CMS released its notice of final rulemaking for the fiscal year 2017 IRF-PPS (the “2017 IRF Rule”). This rule was effective for Medicare discharges between October 1, 2016 and September 30, 2017. The pricing changes in this rule included a 2.7% market basket update that was reduced by 0.75% to 1.95% under the requirements of the 2010 Healthcare Reform Laws, as well as other pricing changes that impacted our hospital-by-hospital base rate for Medicare reimbursement. The 2010 Healthcare Reform Laws also require the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustments equal the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2016 decreased the market basket update by 30 basis points. Additionally, the 2017 IRF Rule required us to report five additional quality measures, the reporting of which will require additional time and expense and could affect reimbursement beginning October 1, 2017.
On July 31, 2017, CMS released its notice of final rulemaking for fiscal year 2018 IRF-PPS (the “2018 IRF Rule”). In accordance with MACRA, the 2018 Final IRF Rule implements a net 1.0% market basket increase effective for discharges between October 1, 2017 and September 30, 2018. The 2018 IRF Rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index values, changes to case mix-group relative weights and average length of stay values, and updates to the outlier fixed loss threshold. Based on our analysis that utilizes, among other things, the acuity of our patients over the 12-month period prior to the 2018 IRF Rule’s release and incorporates other adjustments included in it, we believe the 2018 IRF Rule will result in a net increase to our Medicare payment rates of approximately 0.8% effective October 1, 2017, prior to the impact of sequestration.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the physician fee schedule of Medicare Part B. On November 2, 2017, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B for calendar year 2018. The provisions of this rule, including the updates to the fee schedule, are not expected to be material to us.
Home Health. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. The 2010 Healthcare Reform Laws mandate that, prior to certifying a patient’s eligibility for the home health benefit, the certifying physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient. Medicare currently pays home health providers under the HH-PPS for each 60-day period of care for each patient. Payments are adjusted based on each patient’s condition and clinical treatment. This is referred to as the case-mix adjustment. In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including unusually large (outlier) costs, low-utilization patients that require four or fewer visits, and geographic differences in wages. Payments are also made for non-routine medical supplies that are used in treatment. Home health providers typically receive either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim at the beginning of the episode of care. The estimate is based on the patient’s condition and treatment needs. The provider receives the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments. If a patient remains eligible for care after that period, a new 60-day treatment period may begin. There are currently no limits to the number of home health treatment periods an eligible Medicare patient may receive. In 2017, CMS proposed but did not adopt significant changes to the HH-PPS. The 2018 Budget Act requires CMS to adopt significant changes to the HH-PPS, such as establishing a 30-day unit of service for home health payment purposes to replace the current 60-day episode of payment methodology. For additional discussion of the changes proposed by CMS and the changes included in the 2018 Budget Act as well as other regulatory and legislative initiatives that could impact our home health business, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
On October 31, 2016, CMS released its notice of final rulemaking for the calendar year 2017 HH-PPS (the “2017 HH Rule”). This rule was effective for Medicare episodes ending in calendar year 2017 and resulted in a net negative pricing adjustment for the year. Specifically, the 2017 HH Rule provided for a market basket update of 2.8% offset by a 2.3% rebasing adjustment reduction (the final year of a four-year phase-in) and a productivity adjustment reduction of 30 basis points, and a nominal case-mix coding intensity reduction of 90 basis points. The 2017 HH Rule included other pricing changes that impacted our aggregate Medicare reimbursement.
On November 1, 2017, CMS released its notice of final rulemaking for calendar year 2018 for home health agencies under the HH-PPS (the “2018 HH Rule”). In accordance with MACRA, the 2018 HH Rule provides for a net market basket update of 1.0%. That update is substantially offset by a nominal case-mix coding intensity reduction of 90 basis points. The 2018 HH Rule also includes other pricing changes, such as a reduction to the case-mix weights for certain cases, that impact our Medicare reimbursement. Based on our analysis, we believe the 2018 HH Rule, after taking into account the 2018 Budget Act, will result in a net decrease to our Medicare home health payment rates of approximately 0.5% effective for episodes ending in calendar year 2018, prior to the impact of sequestration.
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
On August 1, 2017, CMS released its notice of final rulemaking for fiscal year 2018 for hospice agencies under the hospice-PPS (the “2018 Hospice Rule”). The final rule impacts hospice payments between October 1, 2017 and September 30, 2018. In accordance with MACRA, the 2018 Hospice Rule provides for a net market basket update of 1.0%, and we believe that update is indicative of the change we will see in our Medicare hospice payment rates effective October 1, 2017.
For additional discussion of matters and risks related to reimbursement, see Item 1A, Risk Factors.
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2017, typical rate increases for our inpatient rehabilitation contracts ranged from 2-4% and for our home health and hospice contracts ranged from 0-2%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.

Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of certain services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2017, Medicaid payments represented only 2.7% of our consolidated Net operating revenues. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially the result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. Changes to these laws and regulations implemented by Congress, the Trump Administration, or both, as well as program changes implemented by individual states could impact expanded Medicaid coverage, including the number of Medicaid patients with access to our services. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely impact our revenues or our profitability.”
Cost Reports
Because of our participation in Medicare, Medicaid, and certain Blue Cross and Blue Shield plans, we are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require the submission of annual cost reports covering the revenue, costs, and expenses associated with the services provided by inpatient hospital, home health, and hospice providers to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. These audits are used for determining if any under- or over-payments were made to these programs and to set payment levels for future years. Medicare also makes retroactive adjustments to payments for certain low-income patients after comparing subsequently published statistical data from CMS to the cost report data. We cannot predict what retroactive adjustments, if any, will be made, but we do not anticipate these adjustments will have a material impact on us.
Regulation
The healthcare industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our operations, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. We are also subject to the broader federal and state regulations that prohibit fraud and abuse in the delivery of healthcare services. As a healthcare provider, we are subject to periodic audits, examinations and investigations conducted by, or at the direction of, government investigative and oversight agencies. Failure to comply with applicable federal and state healthcare regulations can result in a provider’s exclusion from participation in government reimbursement programs and in substantial civil and criminal penalties.
We undertake significant effort and expense to provide the medical, nursing, therapy, and ancillary services required to comply with local, state, and federal regulations, as well as, for most facilities, accreditation standards of The Joint Commission and, for some facilities, the Commission on Accreditation of Rehabilitation Facilities. We also maintain accreditation for our home health and hospice agencies where required and in other instances where it facilitates more efficient Medicare enrollment. The Community Health Accreditation Program is the most common accrediting organization for our agencies. Accredited facilities and agencies are subject to periodic resurvey to ensure the standards are being met.
We maintain a comprehensive compliance program that is designed to meet or exceed all laws and regulations and industry standards. The program monitors and raises awareness of various regulatory issues among employees and emphasizes the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees and encourage all employees to report any violations to their supervisor or through a toll-free telephone hotline. Another integral part of our compliance program is a policy of non-retaliation against employees who report compliance concerns.
Licensure and Certification
Healthcare facility construction and operation are subject to numerous federal, state, and local regulations relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, acquisition and dispensing of pharmaceuticals and controlled substances, infection control, maintenance of adequate records and patient privacy, fire prevention, and compliance with building codes and environmental protection laws. Our inpatient rehabilitation hospitals are subject to periodic inspection and other reviews by governmental and non-governmental certification authorities to ensure continued compliance with the various standards necessary for facility licensure. All of our hospitals are currently required to be licensed.
In addition, inpatient rehabilitation hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Certification and participation in these programs involve numerous regulatory obligations. For example, hospitals must treat at least 30 patients free-of-charge prior to certification and eligibility for Medicare reimbursement. Once certified by Medicare, hospitals undergo periodic on-site surveys and revalidations in order to maintain their certification. All of our inpatient hospitals participate in the Medicare program.
Our home health and hospice agencies are each licensed under applicable law, certified by CMS for participation in the Medicare program, and generally certified by the applicable state Medicaid agencies to participate in those programs.
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
The 2010 Healthcare Reform Laws added new screening requirements and associated fees for all Medicare providers. The screening of employees with patient access must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks, and other screening procedures prescribed by CMS.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities or agencies, or the introduction of new beds or inpatient, home health, and hospice services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2017, approximately 51% of our licensed beds and 22% of our home health and hospice locations are located in states or U.S. territories that have CON laws. CON laws often require a reviewing agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any instance where we are subject to a CON law, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency.
We potentially face opposition any time we initiate a project requiring a new or amended CON or seek to acquire an existing CON. This opposition may arise either from competing national or regional companies or from local hospitals, agencies, or other providers which file competing applications or oppose the proposed CON project. Opposition to our applications may delay or prevent our future addition of beds, hospitals, or agencies in given markets or increase our costs in seeking those additions. The necessity for these approvals serves as a barrier to entry and has the potential to limit competition, including in markets where we hold a CON and a competitor is seeking an approval. We have generally been successful in obtaining CONs or similar approvals when required, although there can be no assurance we will achieve similar success in the future, and the likelihood of success varies by locality and state.
False Claims
The federal False Claims Act (the “FCA”) prohibits the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to $23,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. This is known as a “reverse false claim.” The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant civil or criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of falsity of individual claims. For additional discussion, see Item 1A, Risk Factors, and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $100,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year. In 1991, the HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that the HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions. Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but the HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation of the Anti-Kickback Law by us or one or more of our joint ventures could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $25,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $162,000 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
The complexity of the Stark law and the associated regulations and their associated strict liability provisions are a challenge for healthcare providers, who do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. We attempt to structure our relationships to meet one or more exceptions to the Stark law, but the regulations implementing the exceptions are detailed and complex. Accordingly, we cannot assure that every relationship complies fully with the Stark law.
Additionally, no assurances can be given that any agency charged with enforcement of the Stark law and regulations might not assert a violation under the Stark law, nor can there be any assurance our defense against any such assertion would be successful or that new federal or state laws governing physician relationships, or new interpretations of existing laws governing such relationships, might not adversely affect relationships we have established with physicians or result in the imposition of penalties on us. A violation of the Stark law by us could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2017, we have not been selected for audit.
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
Civil Monetary Penalties Law

Under the Civil Monetary Penalties Law, HHS may impose civil monetary penalties on healthcare providers that present, or cause to be presented, ineligible reimbursement claims for services. The 2018 Budget Act increased the civil monetary penalties, which vary depending on the offense from $5,000 to $100,000 per violation, plus treble damages for the amount at issue and may include exclusion from federal health care programs such as Medicare and Medicaid. The penalties will be adjusted annually to account for inflation. HHS may seek to impose monetary penalties under this law for, among other things, offering inducements to beneficiaries for program services and filing false or fraudulent claims.

Available Information
We make available through our website, www.encompasshealth.com, the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments to those reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission. In addition to the information that is available on our website, the reader may review and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The reader may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Item 1A.	Risk Factors
Our business, operations, and financial position are subject to various risks. Some of these risks are described below, and the reader should take such risks into account in evaluating Encompass Health or any investment decision involving Encompass Health. This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of certain material risk factors. More detailed information concerning other risk factors as well as those described below is contained in other sections of this annual report.
Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net operating revenues and other operating results.
We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. In addition to many ordinary course reimbursement rate changes that the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), adopts each year as part of its annual rulemaking process for various healthcare provider categories, Congress and some state legislatures have periodically proposed significant changes in laws and regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in pricing freezes or reimbursement reductions.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). The Trump administration and the Republican majorities in the United States Senate and House of Representatives have attempted, and may in the future attempt, to change or repeal provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which eliminates the individual insurance mandate beginning in 2019. On January 20, 2017, President Trump issued his first executive order titled “Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal,” that directs federal regulators to begin dismantling those laws through regulatory and policy-making processes and procedures, “to the maximum extent permitted by law.” Any future changes may ultimately impact the provisions of the 2010 Healthcare Reform Laws discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.
Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments, and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives.
For our inpatient rehabilitation hospitals, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates by what is commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type in an effort to compensate providers for rising operating costs. The 2010 Healthcare Reform Laws established a 75 basis point reduction in the annual market basket update for our hospitals in each of the CMS fiscal years beginning October 1 of 2017, 2018, and 2019. The Medicare Access and CHIP (Children’s Health Insurance Program) Reauthorization Act of 2015 (“MACRA”) eliminated the mandated annual reduction for 2018 in favor of fixing a market basket update of 1.0% in that year for inpatient rehabilitation, home health and hospice providers.
In addition, the 2010 Healthcare Reform Laws require the market basket updates for our hospitals as well as our home health and hospice agencies to be reduced by a productivity adjustment on an annual basis, except in 2018 because of the changes mandated by MACRA. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have resulted in decreases to the market basket updates ranging from 30 to 100 basis points.
For home health agencies, the 2010 Healthcare Reform Laws directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. The rebasing adjustment for calendar year 2017 (the final year of the phase-in) offset the annual market basket update of 2.8% with a 2.3% reduction. The 2010 Healthcare Reform Laws also require an annual home health productivity adjustment, which in 2017 was a decrease to the market basket update of 30 basis points. Additionally, CMS implemented a case-mix coding intensity reduction of 90 basis points in 2017. Collectively, all statutory and regulatory pricing changes resulted in a decrease to our Medicare reimbursement rates in 2017 compared to 2016.
For hospice agencies, the 2010 Healthcare Reform laws require, in addition to an annual productivity adjustment, further reduction of the annual market basket update of 30 basis points for fiscal years 2017 and 2019. The hospice productivity adjustment for the fiscal year beginning October 1, 2016 was a decrease to the market basket update of 30 basis points.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” which began affecting payments received after April 1, 2013, reduced the payments we receive under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) resulting in a net year-over-year decrease in our Net operating revenues of approximately $9 million in 2014. The effect of sequestration on year-over-year comparisons of Net operating revenues ceased on April 1, 2014. However, each year through 2027, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed before then.
Additionally, concerns held by federal policymakers about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. For example, the Tax Cut and Jobs Act signed into law in December 2017 significantly reduced the federal corporate tax rate, and Congress may seek to reduce Medicare spending to offset the possible loss of tax revenue.

In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act lays the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. It also creates additional data reporting requirements for our hospitals and home health agencies. The precise details of these new reporting requirements, including timing and content, will be developed and implemented by CMS through the regulatory process that we expect will take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.
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
In connection with CMS’s final rulemaking for the IRF-PPS and the HH-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. In a May 2017 report to Congress, MedPAC recommended, among other things, legislative changes to withhold market basket updates in 2018 for hospice agencies and to reduce by 5% the base payments under the HH-PPS and IRF-PPS. In a June 2017 report mandated by the IMPACT Act, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (“PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute care hospitals, and home health agencies. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including the 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived or modified as part of implementing a PAC-PPS. MedPAC estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in 15% and 1% decreases to IRF and home health reimbursements, respectively. As a precursor to a unified PAC-PPS, MedPAC discussed in November 2017 a potential recommendation to change the case-mix weights in each post-acute setting for 2019 and 2020 to a blend of the current setting specific weight and the proposed unified PAC-PPS weight, which MedPAC suggested would shift money from for-profit and freestanding IRFs to non-profit & hospital-based IRFs. In the June 2017 report, MedPAC also reiterated an increase to the outlier payment pool to be funded by reductions to base Medicare payments rates under the IRF-PPS. This proposal would adversely affect us as we have a relatively low percentage of outlier patients compared to other inpatient rehabilitation providers. Additionally, MedPAC previously has suggested that Medicare should ultimately move from fee-for-service reimbursement to more integrated delivery payment models.
MedPAC also recommended significant changes to the HH-PPS, some of which CMS incorporated into the home health groupings model (“HHGM”) included in the propose rule for the 2018 HH-PPS. Although not adopted as part of the final rule, the HHGM would have implemented a new reimbursement case-mix methodology, reimbursed providers based on 30-day periods rather than 60-day episodes, and relied more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to set payments. CMS estimated these changes would reduce Medicare home health payments by up to 4.3% in the aggregate in 2019 if implemented in a fully non-budget neutral basis. Such changes, if proposed again and adopted in the future, could have a significant impact on home health providers. Since withdrawing the HHGM proposal, CMS has engaged with the home health industry to work collaboratively on potential changes to the HH-PPS.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”). The 2018 Budget Act requires CMS to update the HH-PPS with a market basket update of 1.5% and eliminates the productivity adjustment for 2020. The 2018 Budget Act also mandates several significant changes to the HH-PPS, many of which were part of the HHGM proposal by CMS. Beginning in 2020, HHS must establish a 30-day unit of service for home health payment purposes to replace the current 60-day episode of payment methodology. Additionally, the new HH-PPS must include a new case-mix system that eliminates therapy thresholds as a case-mix factor. The 2018 Budget Act requires CMS to convene a technical expert panel to solicit feedback from various stakeholders, including providers, on identifying and prioritizing recommendations regarding the HHGM and any other alternative case-mix model being considered. The 2018 Budget Act also extends the rural adjustment factor, a reimbursement add-on for home health episodes in rural areas set to expire in 2018, through 2022 and reforms the methodology and percentages paid to home health providers based on certain demographic factors. We cannot predict the final substance of any mandated regulatory actions or the impact of these significant changes to the HH-PPS on our home health agencies and their Medicare reimbursements.

On February 12, 2018, the Trump administration released its 2019 budget proposal for the federal government, which contains many Medicare and Medicaid proposals that could impact our business. One proposal would lower the market basket update for all post-acute providers in fiscal years 2019 through 2023. Another proposal would implement a unified PAC-PPS in fiscal year 2024. Other proposals that would impact our Medicare payments include implementation of the HHGM beginning January 1, 2020 and changes to the appeals process for denials of Medicare claims. With respect to Medicaid, this budget proposal would repeal and replace provisions of the 2010 Healthcare Reform Laws resulting in a reduction of Medicaid funding through the implementation of block grants to states. We cannot predict which of these proposals, if any, will be enacted, implemented or amended, but they could result in a reduction of our Net operating revenues.

Further, we cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be adopted or enacted into law, or the timing or effect of any initiatives or reductions. Those initiatives or reductions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. While we do not expect the drive toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to subside, there are well publicized efforts to repeal, or alter implementation of, various provisions of the 2010 Healthcare Reform Laws and substitute yet to be determined healthcare reforms. We cannot predict the nature or timing of any changes to the 2010 Healthcare Reform Laws or other laws or regulations that either currently affect, or may in the future affect, our business.
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. For example, in 2018, we expect our wage and benefit costs to increase at a rate in excess of our aggregate Medicare reimbursement rate increase. In any given year, the net effect of regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
In addition, there are increasing pressures, including as a result of the 2010 Healthcare Reform Laws, from many third-party payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Our relationships with managed care and nongovernmental third-party payors, such as health maintenance organizations and preferred provider organizations, are generally governed by negotiated agreements. These agreements set forth the amounts we are entitled to receive for our services. Our Net operating revenues and our ability to grow our business with these payors could be adversely affected if we are unable to negotiate and maintain favorable agreements with third-party payors.
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
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. Eight of our inpatient rehabilitation hospitals began participating in Phase 2, the “at-risk” phase, of Model 3 of CMS’ voluntary Bundled Payments for Care Improvement (“BPCI”) initiative in 2015. There are currently three bundling project types or models: acute/post-acute (“Model 2”), post-acute only (“Model 3”), and acute and physician services. In the initial non-risk bearing stage of the bundling program (“Phase 1”), participants received data from CMS on care patterns and engaged in shared learning in how to improve care. The second phase (“Phase 2”) requires participants, pending contract finalization and completion of the standard CMS program integrity reviews, to take on financial risk for episodes of care. We also have several hospitals that have signed participation agreements with acute care providers participating in Model 2 of the BPCI initiative. Ten of our home health agencies began participating in Phase 2 of Model 3 in 2014. As of December 31, 2017, our home health agencies participate in 128 Phase 2 bundled payment arrangements.
The BPCI initiative expires in 2018, and CMS announced that the BPCI Advanced voluntary initiative would begin October 1, 2018 and cover 32 types of inpatient and outpatient clinical episodes, including stroke and hip fracture. Providers participating in BPCI Advanced will be subject to a semi-annual reconciliation process where CMS will compare the aggregate Medicare expenditures for all items and services included in a clinical episode against the target price for that type of episode to determine whether the participant is eligible to receive a portion of the savings, or is required to repay a portion of the payment above target. The opportunities for post-acute providers to participate in BPCI Advanced are more limited than in the initial BPCI, so we cannot predict what the extent of our participation will be.
Similarly, CMS has established per the 2010 Healthcare Reform Laws several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are different ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 561 ACOs served patients in 2017. We continue to evaluate, on a case-by-case basis, appropriate ACO participation opportunities for our hospitals and home health agencies. Several of our inpatient rehabilitation hospitals are currently part of an ACO or have signed participation or preferred provider agreements with an ACO. Given our recent involvement, those hospitals have treated only a limited number of patients in the ACOs to date. We have also partnered as the preferred home health provider with an ACO serving approximately 22,000 Medicare patients in Texas, which met the minimum savings rate required to participate in Medicare shared savings for 2016.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model, which holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. The CJR originally was mandatory for the acute care hospitals in the 67 geographic areas covered. On November 30, 2017, CMS issued a final rule making the CJR voluntary in 33 of those areas. During the CJR model’s five-year term, healthcare providers in the 34 geographic areas with mandatory participation will continue to be paid under existing Medicare payment systems. However, the acute-care hospital where the joint replacement takes place will be held accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. As a result, CMS believes acute care hospitals will be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs and home health agencies. We operate 25 inpatient rehabilitation hospitals in the 34 areas with mandatory participation.
The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care and integrated delivery payment models. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and integrated delivery payment models and value-based purchasing are uncertain. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches, including those discussed above and the new home health value-based purchasing model discussed below, being explored may not work or could change substantially prior to a nationwide implementation. While only a small percentage of our business currently is or is anticipated to be subject to the alternative payment models discussed above, we cannot be certain these models will not be expanded or made standard.
Additionally, as the number and types of bundling and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness and ability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals or home care services. In an attempt to reduce costs, ACOs may seek to discourage referrals to post-acute care all together. To the extent that acute care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of new coordinated care and integrated delivery payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the False Claims Act that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the False Claims Act, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice (the “DOJ”). Any such suspension would adversely affect our financial position, results of operations, and cash flows.
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
On October 29, 2015, CMS issued a proposed rule relating to requirements for discharge planning for hospitals and home health agencies as called for by the IMPACT Act. The proposed rule would revise the discharge planning requirements applicable to our inpatient rehabilitation hospitals and home health agencies. CMS proposes to require hospitals (including IRFs) to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. For our hospitals, the proposed rule would require standardized procedures pertaining to the development and finalization of unique discharge plans for all patients. CMS proposes that discharge instructions must be provided at the time of discharge to patients, or the patient’s caregiver or both, who are discharged home or who are referred to other post-acute care services, and that any post-discharge practitioners or providers must receive the patient’s discharge instructions at the time of discharge, including the patient’s discharge summary within 48 hours of discharge and any test results within 24 hours of availability.

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
In July 2013, CMS established a temporary moratorium on the enrollment of new home health agencies and branch locations in Florida and Texas (both states where we have a large number of agencies). The moratorium now applies to the entire states of Illinois, Michigan, Pennsylvania, and New Jersey as well. In January 2018, CMS again extended the moratorium through July 2018.

In 2016, CMS launched a new three-year demonstration project under which it would require home health providers to seek prior authorization before submitting claims for services in Florida, Texas, Illinois, Michigan, and Massachusetts. We operate agencies in each of these states, except Michigan, which agencies submit approximately 47% of our home health Medicare claims. In the pre-claim review demonstration project, CMS proposes to have Medicare contractors collect additional information from home health providers submitting claims in order to determine proper payment or detect evidence of fraud. The project is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. The project began in Illinois on August 3, 2016. Because of difficulties encountered in administering the project, implementation in Illinois has been paused, the start date in Florida has been delayed indefinitely, and the start dates for the other states have not been announced. If implementation is renewed, this pre-claim demonstration project will require us to incur additional administrative and staffing costs and may impact the timeliness of claims payment given that fiscal intermediaries in Illinois have had difficulty processing pre-claim reviews on a timely basis. Accordingly, if the roll out project is not canceled, we may experience temporary increases in the Provision for doubtful accounts (or a reduction in Net operating revenues) and decreases in cash flow or we may incur costs associated with patient care, the Medicare claim for which is subsequently denied, each of which could have an adverse effect on our financial position, results of operations, and liquidity.
As discussed above, MedPAC makes healthcare policy recommendations to Congress and provides comments to CMS on Medicare payment related issues. Congress is not obligated to adopt MedPAC’s recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt any given MedPAC recommendation. For example, in June 2017, MedPAC issued a report to Congress again recommending several possible changes, some of which MedPAC has advocated previously, to various post-acute payment systems. One possible change reported on was an increase to outlier payments to be funded by reductions to non-outlier payments rates under the IRF-PPS. This change would adversely impact us compared to other IRF providers because our hospitals have also historically averaged significantly less Medicare reimbursement for high cost outlier patients than other providers have averaged.
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
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are also required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket updates. To date, a few of our home health and hospice agencies have incurred a reduction in their reimbursement rates.
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional IRF quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires IRF and home health providers to track and report 17 and 23 quality reporting measures, respectively.

In 2015, CMS established a five-year home health value-based purchasing model in nine states to test whether incentives for better care can improve outcomes in the delivery of home health services. The model, which began in 2016, applies a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee. As of December 31, 2017, we have 39 home health locations in those states, which account for 21% of our home health Medicare revenue. Performance will be assessed based on several process, outcome, and care satisfaction measures, and the payment adjustments to be applied on an annual basis are set forth in the table below:

Performance Year	Calendar Year for Payment Adjustment	Maximum Payment Adjustment (+/-)
2016	2018	3%
2017	2019	5%
2018	2020	6%
2019	2021	7%
2020	2022	8%
Based on 2016 performance data, we anticipate the impact to our 2018 reimbursements will be a decrease in Net operating revenues of $0.4 million. The majority of our locations experiencing negative adjustments were acquired in late 2015 or thereafter, so they were not fully integrated into our operating model during the performance measurement period.
There can be no assurance all of our hospitals and agencies will meet quality reporting requirements or quality performance in the future which may result in one or more of our hospitals or agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
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

In addition to specific compliance-related laws and regulations, examples of regulatory changes that can affect our business, beyond direct changes to Medicare reimbursement rates, can be found from time to time in CMS’s annual rulemaking. For example, the final rule for the fiscal year 2010 IRF-PPS implemented new coverage requirements which provided in part that a patient medical record must document a reasonable expectation that, at the time of admission to an IRF, the patient generally required and was able to participate in the intensive rehabilitation therapy services uniquely provided at IRFs. CMS has also taken the position that a patient’s medical file must appropriately document the rationale for the use of group therapies, as opposed to one-on-one therapy. Beginning on October 1, 2015, CMS instituted a new data collection requirement pursuant to which IRFs must capture the minutes and mode (individual, group, concurrent, or co-treatment) of therapy by specialty. CMS plans to use this data to potentially support future rulemaking in this area. Additionally, from time to time CMS has adopted changes in the medical conditions that will presumptively count toward the 60% compliance threshold to qualify for reimbursement as an inpatient rehabilitation hospital.
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. The current work plan indicates HHS-OIG will focus on appropriate documentation to support claims by IRFs and home health and hospice agencies. The current work plan also provides HHS-OIG will conduct medical reviews of IRF patient files to determine if the patients were suited for the intensive therapy required in IRFs and will determine if hospice patients are receiving the required visits by registered nurses. In December 2016, HHS-OIG also announced that it expects to complete in 2017 a nationwide audit to assess the frequency of inpatient rehabilitation stays that do not comply with all Medicare documentation and coverage requirements. The work plan, the audit or similar future efforts could result in increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
As the recent HHS-OIG work plans demonstrate, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, are essential to demonstrating our compliance with various regulatory and reimbursement requirements. For example, to support the determination that a patient’s IRF treatment was reasonable and necessary, the file must contain, among other things, an admitting physician’s assessment of the patient as well as a post-admission assessment by the treating physician and other information from clinicians relating to the plan of care and the therapies being provided. These physicians are not employees. They exercise their independent medical judgment. We and our hospital medical directors, who are independent contractors, provide training on a regular basis to the physicians who treat patients at our hospitals regarding appropriate documentation. However, we ultimately do not and cannot control the physicians’ medical judgment. In connection with subsequent payment audits and investigations, there can be no assurance as to what opinion a third party may take regarding the status of patient files or the physicians’ medical judgment evidenced in those files.
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
All of the subpoenas are in connection with an investigation of alleged improper or fraudulent claims submitted to Medicare and Medicaid and request documents and materials relating to practices, procedures, protocols and policies of certain pre- and post-admissions activities at these hospitals including marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% Rule,” 60% or more of the patients of an IRF must have at least one of a specified list of medical conditions in order to be reimbursed at the IRF-PPS payment rates, rather than at the lower acute care hospital payment rates. We are currently unable to predict the timing or outcome of these investigations.
Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, we could be required to return portions of reimbursements for discharges alleged after the fact to have not been appropriate under the applicable reimbursement rules and change our patient admissions practices going forward. We could also be subjected to other liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement or debt instruments.
Because Medicare comprises a significant portion of our Net operating revenues, it is important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. As discussed above in connection with the 2010 Healthcare Reform Laws, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, the DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. The DOJ has pursued and recovered record amounts based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government has increasingly asserted that incidents of erroneous billing or record keeping may represent violations of the False Claims Act. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are no different. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in determining issues such as the medical necessity of a given treatment plan.
Reductions in reimbursements, substantial damages and other remedies assessed against us could have a material adverse effect on our business, financial position, results of operations, and cash flows. Even the assertion of a violation, depending on its nature, could have a material adverse effect upon our stock price or reputation and could cost us significant time and expense to defend.
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
In the context of our inpatient rehabilitation business, one of the prevalent grounds for denying a claim or challenging a previously paid claim in an audit is that the patient’s treatment in a hospital was not medically necessary. The medical record must support that both the documentation and coverage criteria requirements are met for the hospital stay to be considered medically reasonable and necessary. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. A Medicare claim may be denied or challenged based on an opinion of the auditor that the record did not evidence medical necessity for treatment in an IRF or lacked sufficient documentation to support the conclusion. In some cases, we believe the reviewing party is not merely challenging the sufficiency of the medical record but is substituting its judgment of medical necessity for that of the attending physician or imposing documentation or other requirements that are not set out in the regulations. We argue that doing so is inappropriate and has no basis in law. When the government or its contractors reject the medical judgment of physicians or impose documentation and other requirements beyond the language of the statutes and regulations, patient access to inpatient rehabilitation as well as our Medicare reimbursement from the related claims may be adversely affected.
MACs, under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. A majority of the denials we have encountered in these probes derive from one MAC. In connection with recent probes, this MAC has made determinations regarding medical necessity which represent its uniquely restrictive interpretations of the CMS coverage rules or impose otherwise arbitrary conditions not set out in the related rules. Because this MAC had jurisdiction over a significant number of our inpatient rehabilitation hospitals, a single widespread probe could result in a large number of denials. That MAC lost its contract with CMS, and in February 2018, another MAC assumed the contract and began processing the claims from those hospitals in that jurisdiction. We cannot predict what, if any, changes will result from the transition of the CMS MAC contract from one company to another.

In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE initiative, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE initiative includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a ZPIC or RAC (defined below). We cannot predict the impact of the TPE initiative on our ability to collect claims on a timely basis.
CMS has developed and instituted various audit programs under which CMS contracts with private companies to conduct claims and medical record audits. These audits are in addition to those conducted by existing MACs. Some contractors are paid a percentage of the overpayments recovered. One type of audit contractor, the Recovery Audit Contractors (“RACs”), receive claims data directly from MACs on a monthly or quarterly basis and are authorized to review previously paid claims. The recovery auditor look back period is limited to six months from the date of service in cases where the hospital submits the claim within three months of the date of service. CMS has previously operated a demonstration project that expanded the RAC program to include prepayment review of Medicare fee-for-service claims from primarily acute care hospitals. It is unclear whether CMS intends to conduct RAC prepayment reviews in the future and if so, what providers and claims would be the focus of those reviews.
RAC audits of IRFs initially focused on coding errors but subsequently expanded to include medical necessity and billing accuracy reviews. To date, the Medicare payments subject to RAC audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2017. We have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing pre-payment denials by MACs.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error. We have, from time to time, received ZPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all ZPIC denials arising from these audits using the same process we follow for appealing other denials by contractors.
Audits may lead to assertions that we have been underpaid or overpaid by Medicare or have submitted improper claims in some instances. Such assertions may require us to incur additional costs to respond to requests for records and defend the validity of payments and claims and may ultimately require us to refund any amounts determined to have been overpaid. In some circumstances auditors have the authority to extrapolate denial rationales to large pools of claims not actually audited, which could greatly increase the impact of the audit. As a result, we may suffer reduced profitability, and we may have to elect not to accept patients and conditions physicians believe can benefit from inpatient rehabilitation. We cannot predict when or how these audit programs will affect us.
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
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from widespread probes and audits, are subject to appeal by providers. We have historically appealed a majority of our denials. For claims we choose to appeal to an administrative law judge, we have historically experienced a success rate of approximately 70%. However, the appeals adjudication process established by CMS has encountered significant delays in recent years for, among other reasons, a shortage of judges to hear appeals. For example, most of our appeals heard in 2017 related to denials received in 2011 and 2012. We believe the process for resolving individual Medicare payment claims that are denied will continue to take several years. Currently, we have appeals being heard that have been pending for up to seven years. Additionally, the number of new denials far exceeds the number of appeals resolved in recent years as shown in the following summary of our inpatient rehabilitation segment activity:

	New Denials	Collections of Previously Denied Claims	Provision for Doubtful Accounts for Denial Activity
	(In Millions)
2017	$43.6	$27.6	$13.0
2016	74.9	26.2	20.6
2015	79.0	15.0	20.6
We currently record our estimates for pre-payment denials, including those resulting from widespread probes, and for post-payment audit denials that will ultimately not be collected in the Provision for doubtful accounts. Beginning in the first quarter of 2018, they will be recorded as a component of Net operating revenues pursuant to new accounting guidance. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. Given the continuing or increasing delays along with the increasing number of denials in the backlog, we may experience decreases in Net operating revenues and/or decreases in cash flow as a result of increasing accounts receivable, which may in turn lead to a change in the patients and conditions we treat. Any of these impacts could have an adverse effect on our financial position, results of operations, and liquidity. Although Congress has considered legislation to reform and improve the Medicare audit and appeals process, we cannot predict what, if any, legislation will be adopted or what, if any, effect that legislation might have on the audit and appeals process.
In May 2014, the American Hospital Association and others filed a lawsuit seeking to compel HHS to meet the statutory deadlines for adjudication of denied Medicare claims. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to reduce the backlog of appeals by 30% by the end of 2017, by 60% by the end of 2018, by 90% by the end of 2019, and completely by the end of 2020. HHS appealed the federal district court decision, and an appeals court has remanded the order for further consideration of how HHS can eliminate the backlog. HHS maintains that elimination of the backlog by the end of 2020 is legally impossible and projects the backlog will continue to increase through that deadline. On January 17, 2017, CMS published a rule implementing procedural and administrative changes to the appeals process, but it is unclear what, if any, impact these changes will have on the backlog. However, these changes may limit or otherwise negatively affect provider appeal rights. This new rule may be subject to legal challenge by healthcare providers as well. We cannot predict what, if any, further action CMS will take to reduce the backlog.
Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.
Many factors affect pricing of our services and, in turn, our revenues. For example, in the inpatient rehabilitation segment, these factors include the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). In recent years, our inpatient rehabilitation segment has experienced a shift in payor mix to a slightly larger percentage of Medicaid patients. In 2016, that segment also experienced a shift to a slightly lower average patient acuity. Both of these shifts adversely affect pricing growth. See the “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The expansion and growth of Medicaid resulting from provisions of the 2010 Healthcare Reform Laws has increased the number of those patients coming to us. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. We do not anticipate that Medicaid will continue to grow at the rate it has in recent years. As previously noted, potential changes to or repeal of the provisions of the 2010 Healthcare Reform Laws targeted at Medicaid expansion may impact the number of Medicaid patients we treat. However, we cannot predict what, if any, Medicaid changes will be adopted. We cannot predict whether our payor mix will continue to shift to lower reimbursement rate payors. In the future, we may experience shifts in our payor mix or the acuity of our patients that could adversely affect our pricing, Net operating revenues, or profitability.
We face intense competition for patients from other healthcare providers.
We operate in highly competitive, fragmented inpatient rehabilitation and home health and hospice industries. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 91% of our hospitals’ referrals come from acute care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, some nursing homes, including at least one public company operator, have been marketing themselves as offering certain rehabilitation services, even though nursing homes are not required to offer the same level of care, or are not licensed, as hospitals.
In the home health and hospice services industries, our primary competition comes from locally owned private home health companies or acute care hospitals with adjunct home health services and typically varies from market to market. We also compete with a variety of other companies in providing home health and hospice services, some of which, including several large public companies, may have greater financial and other resources and may be more established in their respective communities. Similarly, there are also two large insurance companies that own home health businesses. Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving our home health or hospice services. The other public companies and the insurance companies have or may obtain significantly greater marketing and financial resources or other advantages of scale than we have or may obtain. Relatively few barriers to entry exist in most of our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include home health services, hospice care, community care services, or similar services. Additionally, nursing homes compete for referrals in some instances when the patients may be suitable for home-based care.
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
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities we serve. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. Our growth and profitability depend on our ability to establish and maintain close working relationships with patient referral sources and to increase awareness and acceptance of the benefits of inpatient rehabilitation, home health, and hospice care by our referral sources and their patients. We cannot provide assurance that we will be able to maintain our existing referral source relationships or that we will be able to develop and maintain new relationships in existing or new markets. Our loss of, or failure to maintain, existing relationships or our failure to develop new relationships could adversely affect our ability to grow our business and operate profitably.
Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources may adversely affect our revenues and profitability.

Health insurers and managed care companies, including Medicare Advantage plans, may utilize certain third parties, known as conveners, to attempt to control costs. Conveners offer patient placement and care transition services to those payors as well as bundled payment participants, accountable care organizations, and other healthcare providers with the intent of managing post-acute utilization and associated costs. Conveners may influence referral source decisions on which post-acute setting to recommend, as well as how long to remain in a particular setting. Given their focus on perceived financial savings, conveners customarily suggest that patients avoid higher acuity post-acute settings altogether or move as soon as practicable to lower acuity settings. Conveners are not healthcare providers and may suggest a post-acute setting or duration of care that may not be appropriate from a clinical perspective potentially resulting in a costly acute care hospital readmission.

We also depend on referrals from physicians, acute-care hospitals, and other healthcare providers in the communities we serve. As a result of various alternative payment models, many third-party referral sources are becoming increasingly focused on reducing post-acute costs by eliminating post-acute care referrals or referring patients to post-acute settings other than perceived high-cost rehabilitation hospitals, sometimes without understanding the potential impact on patient outcomes over an entire episode of care. Our ability to attract patients could be adversely affected if any of our hospitals or agencies fail to provide or maintain a reputation for providing high-quality care on a cost-effective basis as compared to other providers.

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
We may undertake strategic acquisitions from time to time. For example, we completed the acquisitions of the home health business of EHHI Holdings, Inc. in 2014, the inpatient rehabilitation operations of Reliant Hospital Partners, LLC and affiliated entities in 2015, and the home health operations of CareSouth Health System, Inc. in 2015. Prior to consummation of any acquisition, the acquired business will have operated independently of us, with its own procedures, corporate culture, locations, employees and systems. We will integrate acquired businesses into our existing business utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices. There may be substantial difficulties, costs and delays involved in the integration of an acquired business with our business. Additionally, an acquisition could cause disruption to our business and operations and our relationships with customers, employees and other parties. In some cases, the acquired business has itself grown through acquisitions, as was the case with EHHI, and there may be legacy systems, operating policies and procedures, financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we initially anticipate. The failure to successfully integrate on a timely basis any acquired business with our existing business could have an adverse effect on our business, financial position, results of operations, and cash flows.
We anticipate our acquisitions will result in benefits including, among other things, increased revenues and an enhanced ability to provide a continuum of facility-based and home-based post-acute healthcare services. However, acquired businesses may not contribute to our revenues or earnings to the extent anticipated, and any synergies we expect may not be realized after the acquisitions have been completed. If the acquired businesses underperform and such underperformance is other than temporary, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could result in the diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.

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
If our labor costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare, as is expected to happen in 2018, or we continue to experience a shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased labor costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our labor costs. Our failure to recruit and retain qualified medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits. The material lawsuits and investigations, including the investigation related to the subpoenas received from HHS-OIG, are discussed in Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements. Substantial damages, fines, or other remedies assessed against us or agreed to in settlements could have a material adverse effect on our business, financial position, results of operations, and cash flows, including indirectly as a result of the covenant defaults under our credit agreement or debt instruments or other claims such as those in securities actions. Additionally, the costs of defending litigation and investigations, even if frivolous or nonmeritorious, could be significant.
Home care services, by their very nature, are provided in an environment that is not in the substantial control of the healthcare provider. Accordingly, home care involves an increased level of risk of general and professional liability. On any given day, we have thousands of care providers driving to and from the homes of patients. We cannot predict the impact any claims arising out of the travel, the home visits or the care being provided (regardless of their ultimate outcomes) could have on our business or reputation or on our ability to attract and retain patients and employees. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies.

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
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the False Claims Act. These lawsuits, also known as “whistleblower” or “qui tam” actions, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. Qui tam cases are sealed at the time of filing, which means knowledge of the information contained in the complaint typically is limited to the relator, the federal government, and the presiding court. The defendant in a qui tam action may remain unaware of the existence of a sealed complaint for years. While the complaint is under seal, the government reviews the merits of the case and may conduct a broad investigation and seek discovery from the defendant and other parties before deciding whether to intervene in the case and take the lead on litigating the claims. The court lifts the seal when the government makes its decision on whether to intervene. If the government decides not to intervene, the relator may elect to continue to pursue the lawsuit individually on behalf of the government. We are aware of an unsealed qui tam case involving one of our hospitals in which the government has declined to intervene and the relator has decided to pursue on the government’s behalf. We believe this case to be without merit and are vigorously defending the claims. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.

The proper function, availability, and security of our information systems are critical to our business.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals in which it is installed, and the information systems currently in use by our home health and hospice business. We undertake substantial measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.”
We expend significant capital to protect against the threat of security breaches, including cyber attacks, malware and ransomware. Substantial additional expenditures may be required to alleviate any problems caused by breaches, including unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees training and regular reminders on important measures they can take to prevent breaches. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach or unavailability of our information systems as well as any systems used in acquired operations. In January 2018, news reports widely circulated the discovery of two vulnerabilities, named Meltdown and Spectre, found in the most commonly used microchip processors. The vulnerabilities which affect nearly all computers could allow unauthorized parties to circumvent system protections exposing nearly any data device processes, such as passwords, proprietary information, or encrypted communications. We have taken and will continue to take corrective action to attempt to prevent an exploitation of these vulnerabilities on our systems.
To date, we are not aware of having experienced a material cyber breach or attack. However, given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary or patient information; or litigation and investigation related to any of those, any of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

A compromise of our network security measures or other controls, or of those businesses and vendors with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized or improper persons or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. The nature of our business requires the sharing of protected health information and other sensitive information among employees and physician partners, many of whom carry and access portable devices outside of our physical locations, which in turn increases the risk of loss, theft or inadvertent disclosure of that information. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
ACE-IT is subject to a licensing, implementation, technology hosting, and support agreement with Cerner Corporation. In June 2011, we entered into an agreement with Cerner to begin a company-wide implementation of this system. As of the end of 2017, we have installed ACE-IT in our hospitals. Similarly, we have an agreement to license, host, and support a comprehensive home care management and clinical information system, Homecare HomebaseSM. Our inability, or the inability of software vendors, to continue to maintain and upgrade our information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across numerous hospitals and agencies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Our recently announced pending name change to Encompass Health Corporation and the associated rebranding initiative will involve substantial costs and may not be favorably received by our referral sources, business partners, or investors.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation. On October 20, 2017, our board of directors approved an amended and restated certificate of incorporation in order to change the name effective as of January 1, 2018. Along with the corporate name change, the NYSE ticker symbol for our common stock changed from “HLS” to “EHC.” Both of our business segments began transitioning to the Encompass Health name in the first quarter of 2018. The rebranding initiative is expected to be completed by the end of the first quarter of 2019. The total rebranding investment is estimated to be approximately $25 to $30 million, to be incurred between 2017 and 2019.
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
We cannot predict the impact of this rebranding initiative on our business. However, if we fail to establish, maintain and/or enhance brand recognition associated with the “Encompass Health” name, it may affect patient referrals, which may adversely affect our ability to generate revenues and could impede our business plan. Additionally, the costs and the dedication of time and effort associated with the rebranding initiative may negatively impact our profitability.
Successful execution of our current business plan depends on our key personnel.
The success of our current business plan depends in large part upon the leadership and performance of our executive management team and other key employees and our ability to retain and motivate these individuals. We rely upon their ability, expertise, experience, judgment, discretion, integrity and good faith. However, there is no guarantee we will be able to retain our key personnel. If we are unable to retain one or more key members of management, we may be unable to replace them with personnel of comparable experience in, or knowledge of, the healthcare provider industry or our specific post-acute segments. The loss of the services of any of these individuals could prevent us from successfully executing our business plan and could have a material adverse effect on our business and results of operations.

We may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business.
As of December 31, 2017, we have approximately $2.3 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $271.5 million in capital leases). See Note 9, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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

We are subject to contingent liabilities, prevailing economic conditions, and financial, business, and other factors beyond our control. Although we expect to make scheduled interest payments and principal reductions, we cannot provide assurance that changes in our business or other factors will not occur that may have the effect of preventing us from satisfying obligations under our credit agreement or debt instruments. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other needs or have an unanticipated cash payment obligation, we may have to refinance all or a portion of our debt, obtain additional financing or reduce expenditures or sell assets we deem necessary to our business. We cannot provide assurance these measures would be possible or any additional financing could be obtained.
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
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2017, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2017, approximately 72% of our consolidated Property and equipment, net was held by our company and its guarantor subsidiaries under its credit agreement. See Note 9, Long-term Debt, and Note 20, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.
Uncertainty in the capital markets could adversely affect our ability to carry out our development objectives.
In recent years, the global and sovereign credit markets have experienced significant disruptions, and the debt ceiling and federal budget disputes in the United States affected capital markets. Future market shocks could negatively affect the availability or terms of certain types of debt and equity financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. For example, tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. In early 2018, the equity markets have experienced volatility, which is believed to be driven in part by concerns associated with the expected increase in interest rates. The inability to obtain additional financing at attractive rates or prices could have a material adverse effect on our financial performance or our growth opportunities.
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
We currently maintain our principal executive office at 3660 Grandview Parkway, Birmingham, Alabama, the lease for which is scheduled to expire in March 2018. We anticipate completing the relocation of our offices to 9001 Liberty Parkway, Birmingham, Alabama on April 2, 2018. We originally commissioned the design and construction of this new office building in 2016, the lease for which has an initial 15-year term with multiple renewal options for additional 5-year terms.
In addition to our principal executive office, as of December 31, 2017, we leased or owned through various consolidated entities 379 locations to operate or support our business. Our hospital leases, which represent the largest portion of our rent expense, have at least two years remaining on their current terms and, generally, one or more renewal options for an additional term of at least 5 years. Some renewal options provide for shorter additional terms. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Our home health and hospice business is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily 4,000 square feet or less. Those space leases are typically six years or less in term. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospital properties (excluding the one hospital that has 51 licensed beds and operates as a joint venture which we account for using the equity method of accounting) and our home health and hospice locations (excluding two of the home health locations that operate as joint ventures which we account for using the equity method of accounting) as of December 31, 2017:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Home Health and Hospice Locations
Alabama *+	393	1		3	2	6	5
Arizona	335	1		1	3	5	5
Arkansas +	360	3		1	1	5	5
California	184	2		—	1	3	—
Colorado	104	1		—	1	2	6
Connecticut*	—	—		—	—	—	1
Delaware *	37	—		1	—	1	—
Florida *	917	10		—	2	12	15
Georgia *+	160	2	(1)	1		3	25
Idaho	—	—		—	—	—	11
Illinois *	65	—		1	—	1	3
Indiana	103	—		—	1	1	1
Kansas	242	1		—	2	3	7
Kentucky *+	312	2		1	—	3	3
Louisiana	47	1		—	—	1	—
Maine *	100	—		—	1	1	—
Maryland *+	59	1		—	—	1	3
Massachusetts *	560	2		—	2	4	3
Mississippi*+	33	—		—	1	1	—
Missouri *	191	—		2	—	2	2
Nevada	219	2		—	1	3	2
New Hampshire	50	—		1	—	1	—
New Jersey *	199	1		1	1	3	—
New Mexico	87	1		—	—	1	7
North Carolina +	—	—		—	—	—	6
Ohio	210	1		—	2	3	1
Oklahoma	40	—		1	—	1	20
Oregon	—	—		—	—	—	2
Pennsylvania	734	5		—	4	9	3
Puerto Rico *+	72	—		—	2	2	—
South Carolina *+	343	1		4	—	5	2
Tennessee *+	493	5		4	—	9	6
Texas	1,553	12		2	9	23	62
Utah	84	1		—	—	1	15
Virginia *	297	2		1	3	6	12
West Virginia *	268	1		3	—	4	—
Wyoming	—	—		—	—	—	2
	8,851	59		28	39	126	235	(2)

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

(2)	This total includes 198 locations where we provide home health services and 37 locations where we provide hospice services.
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
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “EHC.” As discussed in Item 1, Business, effective as of January 1, 2018, the NYSE ticker symbol for our common stock changed from “HLS” to “EHC.” The following table sets forth the high and low sales prices per share for our common stock as reported on the NYSE from January 1, 2016 through December 31, 2017:

	High	Low
2016
First Quarter	$37.84	$30.26
Second Quarter	42.65	34.79
Third Quarter	43.38	38.00
Fourth Quarter	42.70	36.97

2017
First Quarter	$43.11	$38.24
Second Quarter	49.71	42.08
Third Quarter	48.78	42.21
Fourth Quarter	50.41	44.00
Holders
As of February 20, 2018, there were 98,139,126 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 7,962 holders of record.
Dividends
We paid quarterly cash dividends of $0.23 per share on our common stock on January 15, April 15, and July 15 of 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend through July 17, 2017. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017, and we paid the same per share quarterly dividend on January 16, 2018. On February 23, 2018, our board of directors declared a cash dividend of $0.25 per share, payable on April 16, 2018 to stockholders of record on April 2, 2018. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 2x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, “Equity Compensation Plans,” and incorporated here by reference.
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2017	883	$45.15	—	$58,000,873
November 1 through November 30, 2017	—	—	—	$58,000,873
December 1 through December 31, 2017	—	—	—	$58,000,873
Total	883	$45.15	—

(1)
These shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2012 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC nor shall such information be deemed incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such filing.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock. Research Data Group, Inc. provided the data for the indices presented below. We assume no responsibility for the accuracy of the indices’ data, but we are not aware of any reason to doubt its accuracy.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2012	2013	2014	2015	2016	2017
Encompass Health Corporation	100.00	159.53	188.08	173.98	211.06	258.24
Standard & Poor’s 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P Health Care Services Select Industry Index	100.00	120.71	145.83	150.59	134.60	143.29

Item 6.	Selected Financial Data
We derived the selected consolidated financial data presented below as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below as of December 31, 2015 and as of and for the years ended December 31, 2014 and 2013 from our audited consolidated financial statements and related notes not included herein. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In Millions, Except per Share Data)
Statement of Operations Data: (1)
Net operating revenues	$3,971.4	$3,707.2	$3,162.9	$2,405.9	$2,273.2
Operating earnings (2)	578.3	588.1	485.7	418.4	435.7
Provision for income tax expense (3)	160.6	163.9	141.9	110.7	12.7
Income from continuing operations	335.8	318.1	253.7	276.2	382.5
(Loss) income from discontinued operations, net of tax	(0.4)	—	(0.9)	5.5	(1.1)
Net income	335.4	318.1	252.8	281.7	381.4
Less: Net income attributable to noncontrolling interests	(79.1)	(70.5)	(69.7)	(59.7)	(57.8)
Net income attributable to Encompass Health	256.3	247.6	183.1	222.0	323.6
Less: Convertible perpetual preferred stock dividends	—	—	(1.6)	(6.3)	(21.0)
Less: Repurchase of convertible perpetual preferred stock (4)	—	—	—	—	(71.6)
Net income attributable to Encompass Health common shareholders	$256.3	$247.6	$181.5	$215.7	$231.0

Weighted average common shares outstanding: (5)
Basic	93.7	89.1	89.4	86.8	88.1
Diluted	99.3	99.5	101.0	100.7	102.1
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.73	$2.77	$2.03	$2.40	$2.59
Discontinued operations	—	—	(0.01)	0.06	(0.01)
Net income	$2.73	$2.77	$2.02	$2.46	$2.58
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.69	$2.59	$1.92	$2.24	$2.59
Discontinued operations	—	—	(0.01)	0.05	(0.01)
Net income	$2.69	$2.59	$1.91	$2.29	$2.58

Cash dividends per common share (6)	$0.98	$0.94	$0.88	$0.78	$0.36

Amounts attributable to Encompass Health:
Income from continuing operations	$256.7	$247.6	$184.0	$216.5	$324.7
(Loss) income from discontinued operations, net of tax	(0.4)	—	(0.9)	5.5	(1.1)
Net income attributable to Encompass Health	$256.3	$247.6	$183.1	$222.0	$323.6

	As of December 31,
	2017	2016	2015	2014	2013
	(In Millions)
Balance Sheet Data: (1)
Working capital	$184.7	$178.9	$172.3	$322.3	$268.8
Total assets (7)	4,893.7	4,681.9	4,606.1	3,388.3	2,514.1
Long-term debt, including current portion (4) (7)	2,577.7	3,016.4	3,171.5	2,111.2	1,497.2
Convertible perpetual preferred stock (4)	—	—	—	93.2	93.2
Encompass Health shareholders’ equity	1,181.7	735.9	611.4	473.2	344.6

(1)
We acquired the home health and hospice business of EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. Because the acquisition took place on December 31, 2014, our consolidated results of operations prior to 2015 do not include any results of operations from EHHI. Assets acquired, liabilities assumed, and redeemable noncontrolling interests were recorded at their estimated fair values as of the acquisition date.

(2)
We define operating earnings as income from continuing operations attributable to Encompass Health before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps; and (5) income tax expense or benefit.

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

(4)
During the fourth quarter of 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 (“Convertible Notes”) for 257,110 shares of our then outstanding 6.50% Series A Convertible Perpetual Preferred Stock. On April 23, 2015, we exercised our rights to force conversion of all remaining outstanding shares of our Convertible perpetual preferred stock into common stock. During the second quarter of 2017, we exercised the early redemption option and subsequently retired all $320 million of the Convertible Notes reducing our long-term debt balance by approximately $278 million. Substantially all of the holders elected to convert their Convertible Notes to shares of our common stock, which resulted in the issuance of 8.9 million shares from treasury stock. See Note 9, Long-term Debt and Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(5)
During 2017, we repurchased 0.9 million shares of our common stock in the open market for $38.1 million. During 2016, we repurchased 1.7 million shares of our common stock in the open market for $65.6 million. During 2015, we repurchased 1.3 million shares of our common stock in the open market for $45.3 million. During 2014, we repurchased 1.3 million shares of our common stock in the open market for $43.1 million. In the first quarter of 2013, we completed a tender offer for our common stock whereby we repurchased approximately 9.1 million shares. See Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(6)
During the third quarter of 2013, our board of directors approved the initiation of a quarterly cash dividend on our common stock of $0.18 per share. In July 2014, our board of directors approved an increase in our quarterly cash dividend to $0.21 per share. In July 2015, our board of directors approved an increase in our quarterly cash dividend of $0.23 per share. In July 2016, our board of directors approved an increase in our quarterly cash dividend of $0.24 per share. In July 2017, our board of directors approved an increase in our quarterly cash dividend of $0.25 per share. See Note 16, Earnings per Common Share, to the accompanying consolidated financial statements.

(7)
The EHHI acquisition resulted in total cash consideration delivered at closing of $695.5 million. We funded the cash purchase price in the acquisition entirely with draws under the revolving and expanded term loan facilities of our credit agreement. On October 1, 2015, we acquired Reliant Hospital Partners, LLC and affiliated entities. The total cash consideration delivered at closing was approximately $730 million. We funded the cash purchase price in the acquisition with proceeds from our August and September 2015 senior notes issuances and borrowings under our senior secured credit facility. On November 2, 2015, we acquired the home health agency operations of CareSouth Health System, Inc. The total cash consideration delivered at closing was approximately $170 million. We funded the cash purchase price with our term loan facility capacity and cash on hand. See Note 2, Business Combinations, and Note 9, Long-term Debt, to the accompanying consolidated financial statements.

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
Executive Overview
Our Business
We are the nation’s leading owner and operator of inpatient rehabilitation hospitals and a leader in home-based care, offering services in 36 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation. On October 20, 2017, our board of directors approved an amended and restated certificate of incorporation in order to change the name effective as of January 1, 2018. Along with the corporate name change, the NYSE ticker symbol for our common stock changed from “HLS” to “EHC.” Our operations in both business segments will transition to the Encompass Health branding on a rolling basis.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2017, we operate 127 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to our hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 80% of our Net operating revenues for the year ended December 31, 2017.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of December 31, 2017, we provide home health and hospice services in 237 locations across 28 states, with concentrations in the Southeast and Texas. In addition, two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health and hospice segment represented approximately 20% of our Net operating revenues for the year ended December 31, 2017.
See also Item 1, Business, and Item 1A, Risk Factors, of this report, Note 18, Segment Reporting, to the accompanying consolidated financial statements, and the “Results of Operations” section of this Item.
2017 Overview
In 2017, we focused on the following strategic priorities:

•	providing high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing inpatient rehabilitation hospitals, home health agencies, and hospice agencies;

•	expanding our services to more patients who require post-acute healthcare services by constructing and acquiring hospitals in new markets and acquiring home health and hospice agencies in new markets;

•	making shareholder distributions via common stock dividends and repurchases of our common stock; and

•	positioning the Company for success in the evolving healthcare delivery system.
During 2017, Net operating revenues increased by 7.1% over 2016 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. Within our inpatient rehabilitation segment, discharge growth of 4.0% coupled with a 2.0% increase in net patient revenue per discharge in 2017 generated 5.5% growth in Net operating revenues compared to 2016. Discharge growth included a 1.8% increase in same-store discharges. Within our home health and hospice segment, home health admission growth of 17.0% coupled with the impact of a 1.1% decrease in revenue per episode in 2017 generated 14.2% growth in home health and hospice revenue compared to 2016. Home health admission growth included a 11.4% increase in same-store admissions. Many of our quality and outcome measures remained above both inpatient rehabilitation and home health industry averages. Not only did we treat more patients and enhance outcomes, we did so in a cost-effective manner. See the “Results of Operations” section of this Item.
Our growth efforts continued to yield positive results in 2017. In our inpatient rehabilitation segment, we:

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

•
entered into an agreement with University Medical Center Health System in September 2017 to own and operate a new 40-bed inpatient rehabilitation hospital in Lubbock, Texas. We expect construction of the new hospital to commence in the second quarter of 2018. The joint venture hospital is expected to begin operating in the second quarter of 2019 subject to customary closing conditions, including regulatory approvals;

•	began accepting patients at our new, 40-bed inpatient rehabilitation hospital in Pearland, Texas in October 2017;

•
continued planning the operation of our 29-bed joint venture hospital with Tidelands Health in Murrells Inlet, South Carolina. The hospital is expected to begin operating in the fourth quarter of 2018;

•
continued planning the construction of our 68-bed joint venture hospital with Novant Health, Inc. in Winston-Salem, North Carolina. The hospital is expected to begin operating in the fourth quarter of 2018;

•	continued our capacity expansions by adding 166 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Shelby County, Alabama(1)	34	Q1 2017	Q2 2018
Hilton Head, South Carolina(2)	38	Q2 2017	Q2 2018
Murrieta, California(3)	50	Q1 2018	2019
(1) In June 2016, we were awarded a certificate of need (“CON”), acquired land, and began the design and permitting process.
(2) In August 2016, we were awarded a CON, acquired land, and began the zoning, design, and permitting process.
(3) In August 2014, we acquired land and began the design and permitting process.

We also continued our growth efforts in our home health and hospice segment. During 2017, we:

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

•	acquired the assets of a home health location from Ware Visiting Nurses Services, Inc. located in Savannah, Georgia in October 2017;

•	acquired the assets of a home health location from Pickens County Health Care Authority located in Carrollton, Alabama in October 2017; and

•	began accepting patients at our new home health location in Braintree, Massachusetts and new hospice locations in Amarillo, Texas and Austin, Texas.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, during the second quarter of 2017, we exercised the early redemption option and subsequently retired all $320 million of 2.00% Convertible Senior Subordinated Notes due 2043 (the “Convertible Notes”). During the third quarter of 2017, we amended our existing credit agreement to increase the size of our revolving credit facility from $600 million to $700 million, decrease the balance of our term loan facilities by approximately $110 million to $300 million, reduce the interest rate spread by 25 basis points, extend the agreement's maturity by two years to 2022, and amend the covenants to, among other things, allow for additional capacity for investments, restricted payments, and capital expenditures. For additional information regarding these actions, see Note 9, Long-term Debt, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder distributions by repurchasing 0.9 million shares of our common stock in the open market for approximately $38 million during 2017. In addition, we continued paying a quarterly cash dividend of $0.24 per share on our common stock in the first three quarters of 2017. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017, and we paid the same per share quarterly dividend on January 16, 2018. See the “Liquidity and Capital Resources” section of this Item.
We further positioned ourselves for the healthcare industry’s movement to integrated delivery payment models, value-based purchasing, and post-acute site neutrality. We launched a company-wide rebranding and name change initiative to reflect and reinforce our expanding national footprint and our strategy to deliver high-quality, cost-effective care across the post-acute continuum. We completed a TeamWorks initiative to extend best practices for coordinated clinical protocols and discharge planning across all markets where we offer both facility- and home-based services and increased the clinical collaboration rate between our inpatient rehabilitation hospitals and home health agencies. For reference, as of December 31, 2017, approximately 60% of our hospitals were located within 30 miles of at least one of our home health locations. We completed the installation of our electronic clinical information system (“ACE-IT”) in our hospitals and enhanced its overall utilization via continuous in-service upgrades. We expanded our utilization of clinical data analytics designed to further improve patient outcomes. We formed the Post-Acute Innovation Center with Cerner Corporation to develop advanced analytics and predictive models to manage patients across the continuum of post-acute care. We also increased our participation in alternative payment models.
Business Outlook
We believe our business outlook remains positive. Favorable demographic trends, such as population aging, should increase long-term demand for facility-based and home-based care. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. We believe the demand for facility-based and home-based care will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in that extremely fragmented industry.
We are an industry leader in the growing post-acute sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. As the fourth largest provider of Medicare-certified skilled home health services in terms of revenues, we believe we differentiate ourselves from our competitors by the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consummating and integrating acquisitions.
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes ACE-IT. We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, an industry leading comprehensive information platform designed to manage the entire patient work flow and allow home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. Homecare Homebase also allows providers to share valuable data with payors to promote better patient outcomes on a more cost-effective basis. All of these systems allow us to enhance our clinical and business processes. Our information systems allow us to collect, analyze, and share information on a timely basis, making us an ideal partner for other healthcare providers in a coordinated care delivery environment.
Our short-term priorities include our operational initiatives. The implementation of our rebranding and name change reflects our expanding national footprint and our strategy to deliver high-quality, cost-effective care across the post-acute continuum. Through the Post-Acute Innovation Center, we will combine our clinical expertise with Cerner’s technology in an effort to assume a leading position in the development and utilization of market-specific clinical decision support tools. We will also continue to enhance the clinical collaboration efforts between our two segments, refine and expand our predictive data analytics to further improve patient outcomes, and increase our participation in alternative payment models.
Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the “Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section below, our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2022. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. We intend to deploy free cash flow to fund the growth opportunities in both of our business segments and augment these investments with shareholder distributions, including a regular quarterly cash dividend on our common stock.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts, primarily arising from initiatives included in the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”), to identify and implement workable coordinated care and integrated delivery payment models. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so.

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
Concerns held by federal policymakers about the federal deficit and national debt levels, as well as other healthcare policy priorities, could result in enactment of legislation affecting portions of the Medicare program, including post-acute care services we provide. It is not clear whether Congress will pass legislation to modify or repeal the provisions of the 2010 Healthcare Reform Laws most relevant to us, nor is it clear what, if any, other Medicare-related changes may ultimately be enacted and signed into law or otherwise implemented or caused by the Trump Administration through regulatory procedures, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”). The 2018 Budget Act requires CMS to update the home health prospective payment system (the “HH-PPS”) with a market basket update of 1.5% and eliminates the productivity adjustment for 2020. The 2018 Budget Act also mandates several significant changes to the HH-PPS, including establishing in 2020 a 30-day unit of service for home health payment purposes to replace the current 60-day episode of payment methodology. We cannot predict the impact of these significant changes to the HH-PPS on our home health agencies and their Medicare reimbursements. See Item 1A, Risk Factors, for additional discussion on changes included in the 2018 Budget Act.
The Medicare Payment Advisory Commission (“MedPAC”) is an independent agency that advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress and CMS for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) and the HH-PPS. Congress and CMS are not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance those recommendations will be adopted. However, MedPAC’s recommendations have, and may in the future, become the basis for subsequent legislative or regulatory action. In recent years, MedPAC has made several recommendations that would significantly impact post-acute reimbursement systems if ultimately adopted. See Item 1A, Risk Factors, for additional discussion on MedPAC’s payment policy recommendations.
Each year, CMS adopts rules that update pricing and otherwise amend the respective payment systems. On July 31, 2017, CMS released its notice of final rulemaking for Fiscal Year 2018 under the IRF-PPS (the “2018 IRF Rule”). Based on our analysis which utilizes, among other things, the acuity of our patients over the 12-month period prior to the 2018 IRF Rule’s release and incorporates other adjustments included in it, we believe the 2018 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 0.8% effective October 1, 2017, prior to the impact of sequestration. On November 1, 2017, CMS released its notice of final rulemaking for calendar year 2018 for home health agencies under the HH-PPS (the “2018 HH Rule”). Based on our analysis, we believe the 2018 HH Rule, after taking into account the 2018 Budget Act, will result in a net decrease to our Medicare home health payment rates of approximately 0.5% effective for episodes ending in calendar year 2018, prior to the impact of sequestration. For additional details of the 2018 IRF Rule, 2018 HH Rule, and sequestration as well as other proposed and adopted legislative and regulatory actions that may be material to our business, see Item 1, Business, “Sources of Revenues” and Item 1A, Risk Factors.

Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. These audits as well as the ordinary course claim reviews of our billings result in payment denials. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking up to seven years or longer. For additional details of these claim reviews, See Item 1A, Risk Factors and Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.
See also Item 1, Business, “Sources of Revenues” and “Regulation,” and Item 1A, Risk Factors, to this report and Note 17, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the accompanying consolidated financial statements.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notable for us are Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments, and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives (“BPCI”). Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors.

While the change in administration has added to regulatory uncertainty, the healthcare industry in general has been facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models. In these models, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the efficiency and overall value and quality of the services they provide to a patient. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new care delivery and payment model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are attempting to position the Company in preparation for whatever changes are ultimately made to the delivery system as discussed in Item 1, Business, “Competitive Strengths.”
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
Additionally, in October 2014, President Obama signed into law the IMPACT Act. The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. For additional details on the IMPACT Act, see Item 1A, Risk Factors.

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

See also Item 1, Business, and Item 1A, Risk Factors.
These key challenges notwithstanding, we believe we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are positioned to continue to grow, adapt to external events, and create value for our shareholders in 2018 and beyond.
Results of Operations
Payor Mix
During 2017, 2016, and 2015, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2017	2016	2015
Medicare	75.5%	75.2%	74.9%
Medicare Advantage	8.7%	7.9%	7.9%
Managed care	9.5%	9.8%	9.8%
Medicaid	2.7%	3.2%	3.0%
Other third-party payors	1.3%	1.4%	1.7%
Workers' compensation	0.7%	0.8%	0.9%
Patients	0.5%	0.5%	0.6%
Other income	1.1%	1.2%	1.2%
Total	100.0%	100.0%	100.0%
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

Our Results
From 2015 through 2017, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In Millions)
Net operating revenues	$3,971.4	$3,707.2	$3,162.9	7.1%	17.2%
Less: Provision for doubtful accounts	(52.4)	(61.2)	(47.2)	(14.4)%	29.7%
Net operating revenues less provision for doubtful accounts	3,919.0	3,646.0	3,115.7	7.5%	17.0%
Operating expenses:
Salaries and benefits	2,154.6	1,985.9	1,670.8	8.5%	18.9%
Other operating expenses	536.7	492.1	432.1	9.1%	13.9%
Occupancy costs	73.5	71.3	53.9	3.1%	32.3%
Supplies	149.3	140.0	128.7	6.6%	8.8%
General and administrative expenses	171.7	133.4	133.3	28.7%	0.1%
Depreciation and amortization	183.8	172.6	139.7	6.5%	23.6%
Government, class action, and related settlements	—	—	7.5	N/A	(100.0)%
Professional fees—accounting, tax, and legal	—	1.9	3.0	(100.0)%	(36.7)%
Total operating expenses	3,269.6	2,997.2	2,569.0	9.1%	16.7%
Loss on early extinguishment of debt	10.7	7.4	22.4	44.6%	(67.0)%
Interest expense and amortization of debt discounts and fees	154.4	172.1	142.9	(10.3)%	20.4%
Other income	(4.1)	(2.9)	(5.5)	41.4%	(47.3)%
Equity in net income of nonconsolidated affiliates	(8.0)	(9.8)	(8.7)	(18.4)%	12.6%
Income from continuing operations before income tax expense	496.4	482.0	395.6	3.0%	21.8%
Provision for income tax expense	160.6	163.9	141.9	(2.0)%	15.5%
Income from continuing operations	335.8	318.1	253.7	5.6%	25.4%
Loss from discontinued operations, net of tax	(0.4)	—	(0.9)	N/A	(100.0)%
Net income	335.4	318.1	252.8	5.4%	25.8%
Less: Net income attributable to noncontrolling interests	(79.1)	(70.5)	(69.7)	12.2%	1.1%
Net income attributable to Encompass Health	$256.3	$247.6	$183.1	3.5%	35.2%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2017	2016	2015
Provision for doubtful accounts	1.3%	1.7%	1.5%
Operating expenses:
Salaries and benefits	54.3%	53.6%	52.8%
Other operating expenses	13.5%	13.3%	13.7%
Occupancy costs	1.9%	1.9%	1.7%
Supplies	3.8%	3.8%	4.1%
General and administrative expenses	4.3%	3.6%	4.2%
Depreciation and amortization	4.6%	4.7%	4.4%
Government, class action, and related settlements	—%	—%	0.2%
Professional fees—accounting, tax, and legal	—%	0.1%	0.1%
Total operating expenses	82.3%	80.8%	81.2%
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals and home health locations open throughout both the full current period and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
2017 Compared to 2016
Net Operating Revenues
Our consolidated Net operating revenues increased in 2017 compared to 2016 primarily from pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Provision for Doubtful Accounts
Provision for doubtful accounts decreased in 2017 compared to 2016 in terms of dollars and as a percent of Net operating revenues primarily due to a reduction in pre-payment claims denials in our inpatient rehabilitation segment. For additional information on claims denials, see Item 1, Business, “Sources of Revenues—Medicare Reimbursement,” and of the TPE program, see Item 1A, Risk Factors, of this report.
Salaries and Benefits
Salaries and benefits are the most significant cost to us and represent an investment in our most important asset: our employees. Salaries and benefits include all amounts paid to full- and part-time employees who directly participate in or support the operations of our hospitals and home health and hospice agencies, including all related costs of benefits provided to employees. It also includes amounts paid for contract labor.
Salaries and benefits increased in 2017 compared to 2016 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2017 and 2016 development activities, salary increases for our employees, and an increase in benefit costs.
Salaries and benefits as a percent of Net operating revenues increased during 2017 compared to 2016 primarily as a result of an increase in full-time equivalents and salary and benefit cost increases. Full-time equivalents increased due to staffing increases at the former Reliant hospitals since their acquisition on October 1, 2015 and the ramping up of new hospitals in Hot Springs, Arkansas; Bryan, Texas; Broken Arrow, Oklahoma; Modesto, California; Gulfport, Mississippi; Westerville, Ohio; Jackson, Tennessee; and Pearland, Texas.

Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals and home health and hospice agencies. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
Other operating expenses increased during 2017 compared to 2016 primarily due to increased patient volumes and hurricane-related expenses and losses. Other operating expenses during 2016 included a $3.3 million gain from the divestiture of our home health pediatric services in November 2016. See Note 7, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements. Other operating expenses increased as a percent of Net operating revenues during 2017 compared to 2016 due to the aforementioned divestiture gain, IME adjustment described in the “Segment Results of Operations” section of this Item, and hurricane-related expenses and losses.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include pharmaceuticals, food, needles, bandages, and other similar items. Supplies increased in terms of dollars during 2017 compared to 2016 due primarily to increased patient volumes.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
General and administrative expenses increased in 2017 compared to 2016 in terms of dollars and as a percent of Net operating revenues due primarily to increased corporate salary and benefit costs, including expenses associated with stock appreciation rights, our rebranding and name change, and the TeamWorks clinical collaboration initiative. The total rebranding investment is estimated to be approximately $25 to $30 million, to be incurred between 2017 and 2019. For additional information on stock appreciation rights, see Note 13, Share-Based Payments, to the accompanying consolidated financial statements, on the rebranding and name change, see the “Executive Overview” section of this Item, and on the TeamWorks clinical collaboration initiative, see Item 1, Business, “Overview of the Company—Competitive Strengths,” of this Item.
Depreciation and Amortization
Depreciation and amortization increased during 2017 compared to 2016 due to our acquisitions and capital expenditures throughout 2016 and 2017. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during 2017 primarily resulted from exercising the early redemption option on all $320 million of Convertible Notes resulting in the issuance of 8.9 million shares of common stock. The Loss on early extinguishment of debt during 2016 resulted from the redemptions of our 2022 Notes in 2016. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees in 2017 compared to 2016 primarily resulted from the redemptions of our 2022 Notes in 2016. Cash paid for interest approximated $151 million and $164 million in 2017 and 2016, respectively. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2017 increased compared to 2016 due to increased Net operating revenues as discussed above.
Provision for Income Tax Expense
On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. As a result, we recorded a net charge of $1.2 million during the fourth quarter of 2017. This amount consists of three components: (i) a $10.1 million charge resulting from the remeasurement of our net federal deferred tax assets based on the new lower corporate income tax rate, (ii) a $14.7 million credit resulting from the remeasurement of our net state deferred tax assets as a result of the decreased federal benefit implicit in the new lower corporate income tax rate, and (iii) a $5.8 million charge resulting from the remeasurement of our net valuation allowances for state NOLs as a result of the decreased federal benefit implicit in the new lower corporate income tax rate. The net charge of $1.2 million did not have a material impact on our effective tax rate. In addition, we adopted the Tax Act’s provisions allowing for 100% bonus depreciation on qualifying assets placed in service after September 27, 2017, which resulted in additional bonus depreciation deductions of $8.8 million in the fourth quarter of 2017.
Our cash payments for income taxes approximated $95 million, net of refunds, in 2017. These payments were based on estimates of taxable income for 2017, net of tax deferral associated with pre-payment claims denials as discussed in Note 15, Income Taxes, to the accompanying consolidated financial statements. We estimate we will pay approximately $105 million to $135 million of cash income taxes, net of refunds, in 2018. The Tax Act included revisions to Internal Revenue Code §451 that may eliminate this deferral of revenue for tax purposes and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its impact on the tax deferral associated with pre-payment claims denials we received in 2017. The upper end of our estimate of 2018 cash taxes considers 100% of the deferred revenue will be reversed. In 2017 and 2016, current income tax expense was $85.0 million and $31.0 million, respectively.
Our effective income tax rate for 2017 was 32.4%. The Provision for income tax expense in 2017 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests and (2) share-based windfall tax benefits offset by (3) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion. Our effective income tax rate for 2016 was 34.0%. Our Provision for income tax expense in 2016 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests offset by (2) state and other income tax expense.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining gross unrecognized tax benefits were $0.3 million and $2.8 million as of December 31, 2017 and 2016, respectively.
See Note 15, Income Taxes, to the accompanying consolidated financial statements and the “Critical Accounting Estimates” section of this Item.
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during 2017 compared to the same period of 2016 primarily resulted from increased profitability of our joint ventures and a net tax benefit resulting from the application of the Tax Act’s new corporate income tax rate to our joint venture entities’ deferred tax liabilities.
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

Salaries and Benefits
Salaries and benefits increased in 2016 compared to 2015 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2015 development activities, the acquisitions of Reliant and CareSouth, a salary increase given to all eligible nonmanagement hospital employees effective in October of each year, and an increase in benefit costs. Salaries and benefits as a percent of Net operating revenues increased during 2016 compared to 2015 primarily as a result of salary and benefit cost increases, Medicare home health reimbursement rate cuts, and the ramping up of new hospitals in Franklin, Tennessee; Hot Springs, Arkansas; Bryan, Texas; Broken Arrow, Oklahoma; and Modesto, California.
Other Operating Expenses
Other operating expenses increased during 2016 compared to 2015 primarily due to the acquisitions of Reliant and CareSouth and increased patient volumes at our hospitals offset by a $3.3 million gain from the divestiture of our home health pediatric services in November 2016. See Note 18, Segment Reporting, to the accompanying consolidated financial statements. Other operating expenses during 2015 included the settlement of an employee sexual harassment matter that was not covered by insurance. Other operating expenses decreased as a percent of Net operating revenues during 2016 compared to 2015 due to our increasing revenues, primarily as a result of the acquisitions of Reliant and CareSouth, and to the aforementioned divestiture and settlement.
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
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during 2016 resulted from the redemptions of our 7.75% Senior Notes due 2022 in March, May, and September of 2016. The Loss on early extinguishment of debt during 2015 primarily resulted from the redemption of our 8.125% Senior Notes due 2020 in April 2015. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
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
Provision for Income Tax Expense
As discussed above, our effective income tax rate for 2016 was 34.0%. The Provision for income tax expense in 2016 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests offset by (2) state and other income tax expense. Our effective income tax rate for 2015 was 35.9%. Our Provision for income tax expense in 2015 was greater than the federal statutory rate of 35% primarily due to: (1) state and other income tax expense and (2) an increase in our valuation allowance offset by (3) the impact of noncontrolling interests. The increase in our valuation allowance in 2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of EHHI, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction.
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
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2017, 2016, or 2015, and therefore, are not presented as a separate discussion within this Item.

Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 18, Segment Reporting, to the accompanying consolidated financial statements.
Inpatient Rehabilitation
During the years ended December 31, 2017, 2016 and 2015, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2017	2016	2015
Medicare	73.2%	73.3%	73.2%
Medicare Advantage	8.4%	7.7%	7.9%
Managed care	10.9%	11.2%	11.1%
Medicaid	3.1%	3.0%	2.5%
Other third-party payors	1.6%	1.8%	2.0%
Workers’ compensation	0.9%	1.0%	1.1%
Patients	0.6%	0.6%	0.7%
Other income	1.3%	1.4%	1.5%
Total	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the years ended December 31, 2017, 2016 and 2015, is as follows:

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$3,082.4	$2,905.5	$2,547.2	6.1%	14.1%
Outpatient and other	105.7	115.6	105.9	(8.6)%	9.2%
Inpatient rehabilitation segment revenues	3,188.1	3,021.1	2,653.1	5.5%	13.9%
Less: Provision for doubtful accounts	(46.8)	(57.0)	(44.7)	(17.9)%	27.5%
Net operating revenues less provision for doubtful accounts	3,141.3	2,964.1	2,608.4	6.0%	13.6%
Operating expenses:
Salaries and benefits	1,603.8	1,493.4	1,310.6	7.4%	13.9%
Other operating expenses	462.5	431.5	387.7	7.2%	11.3%
Supplies	135.7	128.8	120.9	5.4%	6.5%
Occupancy costs	61.9	61.2	46.2	1.1%	32.5%
Other income	(4.1)	(2.9)	(2.3)	41.4%	26.1%
Equity in net income of nonconsolidated affiliates	(7.3)	(9.1)	(8.6)	(19.8)%	5.8%
Noncontrolling interests	67.6	64.0	62.9	5.6%	1.7%
Segment Adjusted EBITDA	$821.2	$797.2	$691.0	3.0%	15.4%

	(Actual Amounts)
Discharges	171,922	165,305	149,161	4.0%	10.8%
Net patient revenue per discharge	$17,929	$17,577	$17,077	2.0%	2.9%
Outpatient visits	576,345	640,702	577,507	(10.0)%	10.9%
Average length of stay (days)	12.7	12.8	12.9	(0.8)%	(0.8)%
Occupancy %	67.8%	67.8%	62.8%	—%	8.0%
# of licensed beds	8,851	8,504	8,404	4.1%	1.2%
Full-time equivalents*	20,802	19,833	18,012	4.9%	10.1%
Employees per occupied bed	3.47	3.44	3.41	0.9%	0.9%

*
Full-time equivalents included in the above table represent our employees who participate in or support the operations of our hospitals and include an estimate of full-time equivalents related to contract labor.

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

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2017	2016	2015
Provision for doubtful accounts	1.5%	1.9%	1.7%
Operating expenses:
Salaries and benefits	50.3%	49.4%	49.4%
Other operating expenses	14.5%	14.3%	14.6%
Supplies	4.3%	4.3%	4.6%
Occupancy costs	1.9%	2.0%	1.7%
2017 Compared to 2016
Net Operating Revenues
Net operating revenues were 5.5% higher for 2017 compared to 2016. This increase included a 4.0% increase in patient discharges and a 2.0% increase in net patient revenue per discharge. Discharge growth included a 1.8% increase in same-store discharges. Discharge growth from new stores resulted from our joint ventures in Hot Springs, Arkansas (February 2016), Bryan, Texas (August 2016), Broken Arrow, Oklahoma (August 2016), Gulfport, Mississippi (April 2017), Westerville, Ohio (April 2017), and Jackson, Tennessee (July 2017), as well as the opening of wholly owned hospitals in Modesto, California (October 2016) and Pearland, Texas (October 2017). Growth in net patient revenue per discharge resulted primarily from patient mix (higher percentage of stroke and neurological patients) offset by the negative impact of an approximate $5 million reduction in prior period cost report adjustments and a 2016 benefit of a retroactive indirect medical education (“IME”) adjustment of approximately $4 million at the former Reliant hospital in Woburn, Massachusetts.
The decrease in outpatient and other revenues in 2017 compared to 2016 was primarily due to the closure of six outpatient programs in the latter half of 2016.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our joint ventures and acquisitions discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA for the inpatient rehabilitation segment in 2017 compared to 2016 primarily resulted from revenue growth, as discussed above. A decline in Provision for doubtful accounts and flat group medical expenses also contributed to the growth. Expense ratios were negatively impacted by the aforementioned IME adjustment and hurricane-related expenses. The lack of growth in group medical expense favorably impacted Salaries and benefits as a percent of Net operating revenues and served to offset the impact of merit and incentive compensation increases and the ramping up of new stores on this ratio. Other operating expenses increased as a percent of Net operating revenues primarily due to increased provider tax expense in the fourth quarter of 2017 and the impact of favorable franchise tax recoveries in the fourth quarter of 2016. The Provision for doubtful accounts as a percent of Net operating revenues decreased primarily due to a reduction in new pre-payment claims denials, as previously discussed.
We provided an approximate 3% salary increase to our nonmanagement hospital employees effective October 1, 2017. Benefit costs are expected to increase 8% to 12% in 2018 due to lower group medical expenses in 2017.
2016 Compared to 2015
Net Operating Revenues
Net operating revenues were 13.9% higher for 2016 compared to 2015. This increase included a 10.8% increase in patient discharges and a 2.9% increase in net patient revenue per discharge. Discharge growth included a 1.7% increase in same-store discharges. Discharge growth from new stores resulted from our joint ventures in Hot Springs, Arkansas (February 2016); Bryan, Texas (August 2016); and Broken Arrow, Oklahoma (August 2016), our wholly owned hospitals that opened in Franklin, Tennessee (December 2015) and Modesto California (October 2016), and our acquisitions of Reliant (October 2015) and Cardinal Hill in Lexington, Kentucky (May 2015). Growth in net patient revenue per discharge resulted primarily from patient mix (higher percentage of stroke patients and the integration of the Reliant hospitals) and by the the aforementioned IME adjustment. Our revenues in 2016 were positively impacted by this adjustment to our third-party payor estimates for 2014,

2015, and the year-to-date period through July 2016. In addition, net patient revenue per discharge growth in 2016 benefited from an approximate $5 million SSI adjustment that negatively impacted revenue in 2015. CMS periodically retroactively updates SSI ratios that are used to determine adjustments to Medicare payment rates for low-income patients. In the second quarter of 2015, CMS updated the ratios for fiscal year 2013, which resulted in adjustments to our third-party payor estimates for 2013, 2014, and year-to-date period through July 2015.
Outpatient revenues increased during 2016 compared to 2015 due to the acquisition of Reliant.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our joint ventures and acquisitions discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA in 2016 compared to 2015 primarily resulted from revenue growth, as discussed above. All operating expenses as a percent of Net operating revenues benefited in 2016 by the aforementioned IME adjustment. Salaries and benefits in 2016 included a year-over-year decline in group medical costs. Other operating expenses decreased as a percent of revenue due primarily to the 2015 settlement of an employee sexual harassment matter that was not covered by insurance. Occupancy costs increased as a percent of Net operating revenues due to the acquisition of Reliant. Supplies expense decreased as a percent of revenue due to continued supply chain efficiencies including the continued transition of brand name drugs to generic. The Provision for doubtful accounts as a percent of Net operating revenues increased from 1.7% in 2015 to 1.9% in 2016 due to aging-based reserves resulting from continued administrative payment delays at the Company's largest MAC.
Home Health and Hospice
During the years ended December 31, 2017, 2016 and 2015, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2017	2016	2015
Medicare	85.1%	82.9%	83.7%
Medicare Advantage	9.7%	8.7%	7.7%
Managed care	3.8%	3.9%	3.0%
Medicaid	1.2%	4.3%	5.5%
Other third-party payors	—%	—%	—%
Workers’ compensation	—%	—%	—%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	—%
Total	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the years ended December 31, 2017, 2016 and 2015, is as follows:

	For the Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$706.7	$635.2	$478.1	11.3%	32.9%
Hospice	76.6	50.9	31.7	50.5%	60.6%
Home health and hospice segment revenues	783.3	686.1	509.8	14.2%	34.6%
Less: Provision for doubtful accounts	(5.6)	(4.2)	(2.5)	33.3%	68.0%
Net operating revenues less provision for doubtful accounts	777.7	681.9	507.3	14.0%	34.4%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	368.4	336.5	244.8	9.5%	37.5%
Support and overhead costs	277.2	237.2	172.7	16.9%	37.3%
Equity in net income of nonconsolidated affiliates	(0.7)	(0.7)	(0.1)	—%	600.0%
Noncontrolling interests	6.9	6.5	6.8	6.2%	(4.4)%
Segment Adjusted EBITDA	$125.9	$102.4	$83.1	22.9%	23.2%

	(Actual Amounts)
Home health:
Admissions	124,870	106,712	74,329	17.0%	43.6%
Recertifications	92,989	82,195	65,039	13.1%	26.4%
Episodes	211,743	185,737	137,568	14.0%	35.0%
Revenue per episode	$2,998	$3,031	$3,072	(1.1)%	(1.3)%
Episodic visits per episode	17.9	18.8	19.1	(4.8)%	(1.6)%
Total visits	4,390,958	3,940,295	2,889,373	11.4%	36.4%
Cost per visit	$75	$74	$72	1.4%	2.8%
Hospice:
Admissions	4,870	3,337	2,452	45.9%	36.1%
Patient days	479,350	322,519	204,898	48.6%	57.4%
Revenue per day	$160	$158	$155	1.3%	1.9%

Provision for Doubtful Accounts and Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2017	2016	2015
Provision for doubtful accounts	0.7%	0.6%	0.5%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	47.0%	49.0%	48.0%
Support and overhead costs	35.4%	34.6%	33.9%
2017 Compared to 2016
Net Operating Revenues
Home health and hospice revenue was 14.2% higher during 2017 compared to 2016. This increase included a 17.0% increase in home health admissions and was impacted by a 1.1% decrease in revenue per episode. Home health revenue growth resulted from strong same-store and new-store volume growth. Home health admission growth included a 11.4% increase in same-store admissions. The decrease in revenue per episode resulted from Medicare reimbursement rate cuts partially offset by changes in patient mix and reconciliation payments attributed to various alternative payment models (e.g., BPCI; ACOs). The increase in hospice and other revenue primarily resulted from acquisitions completed in 2016. For additional information on BPCI and ACOs, see Item 1A, Risk Factors.
The percentage of our home health and hospice revenue derived from Medicaid decreased during 2017 compared to 2016 as a result of the divestiture of our pediatric home health assets in November 2016. See Note 7, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our acquisitions discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during 2017 compared to 2016 primarily resulted from revenue growth and staffing productivity gains. Adjusted EBITDA for the segment during 2017 was impacted by Medicare reimbursement rate cuts, higher cost per visit (driven by an increased percentage of therapy patients) and salary and benefit cost increases as a result of continued investments in additional sales and marketing associates. We provide annual merit increases to our nonmanagement home health and hospice employees on their respective anniversary dates which averaged 3% in 2017 and are expected to remain at that level in 2018.
2016 Compared to 2015
Net Operating Revenues
Home health and hospice revenue was 34.6% higher during 2016 compared to 2015. This increase included a 43.6% increase in home health admissions and was impacted by a 1.3% decrease in revenue per episode. Home health admission growth included a 13.7% increase in same-store admissions. Home health admission growth from new stores resulted primarily from the acquisition of CareSouth in November 2015. Revenue per episode was impacted by the Medicare home health reimbursement rate cuts that became effective January 1, 2016 and lower revenue per episode at CareSouth due to patient mix.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report regarding CareSouth and Encompass' other acquisitions throughout 2015.
Adjusted EBITDA
The increase in Adjusted EBITDA during 2016 compared to 2015 primarily resulted from revenue growth. Adjusted EBITDA for the segment during 2016 was impacted by Medicare reimbursement rate cuts, higher cost per visit (driven by an increased percentage of therapy patients), salary and benefit costs increases, a $3.3 million gain from the divestiture of our home health pediatric assets, and expenses related to the integration of CareSouth.

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
In September 2017, we amended our existing credit agreement to increase the size of our revolving credit facility from $600 million to $700 million, decrease the balance of our term loan facilities by approximately $110 million to $300 million, reduce the interest rate spread by 25 basis points, extend the agreement's maturity by two years to 2022, and amend the covenants to, among other things, allow for additional capacity for investments, restricted payments, and capital expenditures. As a result of this amendment, we recorded a $0.3 million Loss on early extinguishment of debt in the third quarter of 2017.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2022. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
See Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Current Liquidity
As of December 31, 2017, we had $54.4 million in Cash and cash equivalents. This amount excludes $62.4 million in Restricted cash and $62.0 million of restricted marketable securities ($44.2 million of restricted marketable securities are included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2017, we had approximately $570 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2017, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2017 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2017, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2017.

We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. As of December 31, 2017, the value of those outstanding shares of Holdings was approximately $192 million. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. See also Note 11, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2017, 2016, and 2015 (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$657.2	$634.4	$502.0
Net cash used in investing activities	(284.5)	(245.0)	(1,129.8)
Net cash (used in) provided by financing activities	(358.8)	(410.5)	622.7
Increase (decrease) in cash and cash equivalents	$13.9	$(21.1)	$(5.1)
2017 Compared to 2016
Operating activities. The increase in Net cash provided by operating activities during 2017 compared to 2016 primarily resulted from revenue growth, as described above, and improved collection of accounts receivable offset by increased payments for income taxes following the exhaustion of our federal net operating loss in the first quarter of 2017.
Investing activities. The increase in Net cash used in investing activities during 2017 compared to 2016 resulted primarily from the increase in cash used for capital expenditures and the decrease in the net change in restricted cash as well as the proceeds received from the divestiture of our home health pediatric assets in 2016. See Note 7. Goodwill and Other Intangibles, to the accompanying consolidated financial statements.
Financing activities. The decrease in Net cash used in financing activities during 2017 compared to 2016 primarily resulted from the proceeds received from the exercising of stock warrants and decreases in borrowings on the revolving credit facility, common stock repurchases, and principal debt payments, including the redemption of $176 million of the 2022 Notes in March, May, and September of 2016. See Note 9, Long-term Debt, to the accompanying consolidated financial statements.

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
Financing activities. The decrease in Net cash used in financing activities during 2016 compared to 2015 primarily resulted from the 2015 debt transactions, including the public offering of the 2023 Notes, the additional offering of the 2024 Notes, and the private offering of the 2025 Notes to fund the acquisitions of Reliant and CareSouth as discussed and defined in Note 9, Long-term Debt, to the accompanying consolidated financial statements.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2017 are as follows (in millions):

	Total	2018	2019-2020	2021-2022	2023 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,211.2	$16.3	$34.4	$263.5	$1,897.0
Revolving credit facility	95.0	—	—	95.0	—
Interest on long-term debt (b)	833.3	123.2	246.1	240.9	223.1
Capital lease obligations (c)	483.2	36.4	62.0	57.1	327.7
Operating lease obligations (d)(e)	401.7	65.0	109.4	68.0	159.3
Purchase obligations (e)(f)	85.5	35.6	37.4	10.5	2.0
Other long-term liabilities (g)(h)	3.5	0.3	0.4	0.4	2.4
Total	$4,113.4	$276.8	$489.7	$735.4	$2,611.5

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2017. Interest pertaining to our credit agreement is included to its ultimate maturity date. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(f)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Encompass Health and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support.

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers’ compensation risks, noncurrent amounts related to third-party billing audits, stock appreciation rights, and deferred income taxes. Also, as of December 31, 2017, we had $0.3 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

(h)
The table above does not include Redeemable noncontrolling interests of $220.9 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 11, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2017, we made capital expenditures of approximately $245 million for property and equipment and capitalized software. These expenditures in 2017 are exclusive of approximately $39 million in net cash related to our acquisition activity. During 2018, we expect to spend approximately $280 million to $350 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2018. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2016, February 2017, and May 2017, our board of directors declared cash dividends of $0.24 per share that were paid in January 2017, April 2017, and July 2017, respectively. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share, that was paid on October 16, 2017 to stockholders of record on October 2, 2017. On October 20, 2017, our board of directors declared a cash dividend of $0.25 per share, that was paid on January 16, 2018 to stockholders of record on January 2, 2018. On February 23, 2018, our board of directors declared a cash dividend of $0.25 per share, payable on April 16, 2018 to stockholders of record on April 2, 2018. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of December 31, 2017, approximately $58 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2017, we repurchased 0.9 million shares of our common stock in the open market for approximately $38 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
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
Under the credit agreement, the Adjusted EBITDA calculation does not include net income attributable to noncontrolling interests and includes (1) gain or loss on disposal of assets, (2) professional fees unrelated to the stockholder derivative litigation, (3) unusual or nonrecurring cash expenditures in excess of $10 million, and (4) pro forma adjustments resulting from debt transactions and development activities. Items falling within the credit agreement’s “unusual or nonrecurring” classification, may occur in future periods, but these items and amounts recognized can vary significantly from period to period and may not directly relate to our ongoing operating performance. Accordingly, these items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
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

Our Adjusted EBITDA for the years ended December 31, 2017, 2016, and 2015 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2017	2016	2015
Net income	$335.4	$318.1	$252.8
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.4	—	0.9
Provision for income tax expense	160.6	163.9	141.9
Interest expense and amortization of debt discounts and fees	154.4	172.1	142.9
Loss on early extinguishment of debt	10.7	7.4	22.4
Professional fees—accounting, tax, and legal	—	1.9	3.0
Government, class action, and related settlements	—	—	7.5
Net noncash loss on disposal or impairment of assets	4.6	0.7	2.6
Depreciation and amortization	183.8	172.6	139.7
Stock-based compensation expense	47.7	27.4	26.2
Net income attributable to noncontrolling interests	(79.1)	(70.5)	(69.7)
Tax reform impact on noncontrolling interests	4.6	—	—
Transaction costs	—	—	12.3
Adjusted EBITDA	$823.1	$793.6	$682.5
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$657.2	$634.4	$502.0
Provision for doubtful accounts	(52.4)	(61.2)	(47.2)
Professional fees—accounting, tax, and legal	—	1.9	3.0
Interest expense and amortization of debt discounts and fees	154.4	172.1	142.9
Equity in net income of nonconsolidated affiliates	8.0	9.8	8.7
Net income attributable to noncontrolling interests in continuing operations	(79.1)	(70.5)	(69.7)
Amortization of debt-related items	(8.7)	(13.8)	(14.3)
Distributions from nonconsolidated affiliates	(8.6)	(8.5)	(7.7)
Current portion of income tax expense	85.0	31.0	14.8
Change in assets and liabilities	60.9	91.3	129.9
Net premium paid on bond transactions	—	5.8	3.9
Tax reform impact on noncontrolling interests	4.6	—	—
Operating cash used in discontinued operations	0.6	0.7	0.7
Transaction costs	—	—	12.3
Other	1.2	0.6	3.2
Adjusted EBITDA	$823.1	$793.6	$682.5
Growth in Adjusted EBTIDA in 2017 compared to 2016 resulted primarily from revenue growth. Growth in Adjusted EBITDA in 2016 compared to 2015 resulted primarily from revenue growth in both operating segments due to the acquisitions of Reliant and CareSouth. For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.

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

As of December 31, 2017, we do not have any material off-balance sheet arrangements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, we are not involved in any unconsolidated SPE transactions.
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
Revenue Recognition
We recognize net patient revenue in the reporting period in which we perform the service based on our current billing rates (i.e., gross charges) less actual adjustments and estimated discounts for contractual allowances (principally for patients covered by Medicare, Medicare Advantage, Medicaid, and other third-party payors). See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements for a complete discussion of our revenue recognition policies.
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
As of December 31, 2017 and 2016, $176.8 million and $172.0 million, or 25.2% and 26.0%, respectively, of our patient accounts receivable represented denials by MACs that were in the pre-payment medical necessity review process. During the years ended December 31, 2017, 2016, and 2015, we wrote off $8.9 million, $3.5 million, and $2.6 million, respectively, of previously denied claims while we collected $10.7 million, $9.2 million, and $7.4 million, respectively, of previously denied claims.
The table below shows a summary of our net accounts receivable balances as of December 31, 2017 and 2016. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable and the Allowance for Doubtful Accounts,” to the accompanying consolidated financial statements.

	As of December 31,
	2017	2016
	(In Millions)
Current:
0 - 30 Days	$363.2	$328.4
31 - 60 Days	45.6	43.1
61 - 90 Days	18.3	20.8
91 - 120 Days	8.8	12.6
120 + Days	23.6	27.1
Patient accounts receivable, net	459.5	432.0
Other accounts receivable	12.6	11.8
	472.1	443.8
Noncurrent patient accounts receivable, net	129.1	125.9
Accounts receivable, net	$601.2	$569.7
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

Net self-insurance reserves as of December 31, 2017:
As reported, with 50% statistical confidence level	131.1
With 70% statistical confidence level	139.5
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
In the fourth quarter of 2017, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation and home health and hospice reporting units are not at risk for any impairment charges.
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
During the year ended December 31, 2017, we increased our valuation allowance by $7.9 million. As of December 31, 2017, we had a remaining valuation allowance of $35.8 million which primarily related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2017 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2017, our primary variable rate debt outstanding related to $95.0 million in advances under our revolving credit facility and $294.7 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.4 million over the next 12 months, assuming floating rate indices are floored at 0%.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2017		December 31, 2016
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.125% Senior Notes due 2023
Carrying Value	295.9	—	295.3	—
Unamortized debt discount and fees	4.1	—	4.7	—
Principal amount	300.0	306.8	300.0	297.8
5.75% Senior Notes due 2024
Carrying Value	1,193.9	—	1,193.2	—
Unamortized debt discount and fees	6.1	—	6.8	—
Principal amount	1,200.0	1,228.5	1,200.0	1,216.6
5.75% Senior Notes due 2025
Carrying Value	344.4	—	343.9	—
Unamortized debt discount and fees	5.6	—	6.1	—
Principal amount	350.0	364.9	350.0	349.6
2.00% Convertible Senior Subordinated Notes due 2043
Carrying Value	—	—	275.7	—
Unamortized debt discount and fees	—	—	44.3	—
Principal amount	—	—	320.0	382.6
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2018 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Code of Ethics,” “Corporate Governance and Board Structure—Proposals for Director Nominees by Stockholders,” “Corporate Governance and Board Structure—Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth, as of December 31, 2017, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Securities to be Issued Upon Exercise		Weighted Average Price(1)	Securities Available for Future Issuance
Plans approved by stockholders	2,816,794	(2)	$30.53	12,121,522	(3)
Plans not approved by stockholders	86,830	(4)		—
Total	2,903,624		$30.53	12,121,522

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the 2016 Omnibus Performance Incentive Plan approved by our stockholders in May 2016.

(4)	This amount includes 86,830 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan.
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

Security Ownership of Certain Beneficial Owners and Management
The other information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 27, 2018

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 27, 2018
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 27, 2018
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 27, 2018
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 27, 2018
Leo I. Higdon, Jr.

/s/ JOHN W. CHIDSEY	Director	February 27, 2018
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 27, 2018
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 27, 2018
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 27, 2018
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 27, 2018
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 27, 2018
Leslye G. Katz

/s/ JOHN E. MAUPIN, JR.	Director	February 27, 2018
John E. Maupin, Jr.

/s/ Nancy M. Schlichting	Director	February 27, 2018
Nancy M. Schlichting

/s/ L. EDWARD SHAW, JR.	Director	February 27, 2018
L. Edward Shaw, Jr.

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation (formerly known as HealthSouth Corporation) and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2018

We have served as the Company’s auditor since 2003.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2017	2016	2015
	(In Millions, Except Per Share Data)
Net operating revenues	$3,971.4	$3,707.2	$3,162.9
Less: Provision for doubtful accounts	(52.4)	(61.2)	(47.2)
Net operating revenues less provision for doubtful accounts	3,919.0	3,646.0	3,115.7
Operating expenses:
Salaries and benefits	2,154.6	1,985.9	1,670.8
Other operating expenses	536.7	492.1	432.1
Occupancy costs	73.5	71.3	53.9
Supplies	149.3	140.0	128.7
General and administrative expenses	171.7	133.4	133.3
Depreciation and amortization	183.8	172.6	139.7
Government, class action, and related settlements	—	—	7.5
Professional fees—accounting, tax, and legal	—	1.9	3.0
Total operating expenses	3,269.6	2,997.2	2,569.0
Loss on early extinguishment of debt	10.7	7.4	22.4
Interest expense and amortization of debt discounts and fees	154.4	172.1	142.9
Other income	(4.1)	(2.9)	(5.5)
Equity in net income of nonconsolidated affiliates	(8.0)	(9.8)	(8.7)
Income from continuing operations before income tax expense	496.4	482.0	395.6
Provision for income tax expense	160.6	163.9	141.9
Income from continuing operations	335.8	318.1	253.7
Loss from discontinued operations, net of tax	(0.4)	—	(0.9)
Net income	335.4	318.1	252.8
Less: Net income attributable to noncontrolling interests	(79.1)	(70.5)	(69.7)
Net income attributable to Encompass Health	256.3	247.6	183.1
Less: Convertible perpetual preferred stock dividends	—	—	(1.6)
Net income attributable to Encompass Health common shareholders	$256.3	$247.6	$181.5
Weighted average common shares outstanding:
Basic	93.7	89.1	89.4
Diluted	99.3	99.5	101.0
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.73	$2.77	$2.03
Discontinued operations	—	—	(0.01)
Net income	$2.73	$2.77	$2.02
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.69	$2.59	$1.92
Discontinued operations	—	—	(0.01)
Net income	$2.69	$2.59	$1.91

Cash dividends per common share	$0.98	$0.94	$0.88

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$256.7	$247.6	$184.0
Loss from discontinued operations, net of tax	(0.4)	—	(0.9)
Net income attributable to Encompass Health	$256.3	$247.6	$183.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2017	2016	2015
	(In Millions)
COMPREHENSIVE INCOME
Net income	$335.4	$318.1	$252.8
Other comprehensive loss, net of tax:
Net change in unrealized (loss) gain on available-for-sale securities:
Unrealized net holding (loss) gain arising during the period	(0.1)	0.1	(0.1)
Reclassifications to net income	—	—	(1.2)
Other comprehensive (loss) income before income taxes	(0.1)	0.1	(1.3)
Provision for income tax (expense) benefit related to other comprehensive loss items	—	(0.1)	0.6
Other comprehensive loss, net of tax:	(0.1)	—	(0.7)
Comprehensive income	335.3	318.1	252.1
Comprehensive income attributable to noncontrolling interests	(79.1)	(70.5)	(69.7)
Comprehensive income attributable to Encompass Health	$256.2	$247.6	$182.4

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2017	2016
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$54.4	$40.5
Restricted cash	62.4	60.9
Accounts receivable, net of allowance for doubtful accounts of $60.9 in 2017; $53.9 in 2016	472.1	443.8
Prepaid expenses and other current assets	113.3	109.3
Total current assets	702.2	654.5
Property and equipment, net	1,517.1	1,391.8
Goodwill	1,972.6	1,927.2
Intangible assets, net	403.1	411.3
Deferred income tax assets	63.6	75.8
Other long-term assets	235.1	221.3
Total assets(1)	$4,893.7	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.3	$37.1
Accounts payable	78.4	68.3
Accrued payroll	172.1	147.3
Accrued interest payable	24.7	25.8
Other current liabilities	210.0	197.1
Total current liabilities	517.5	475.6
Long-term debt, net of current portion	2,545.4	2,979.3
Self-insured risks	110.1	110.4
Other long-term liabilities	75.2	49.6
	3,248.2	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	220.9	138.3
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 111,690,547 in 2017; 109,381,283 in 2016	1.1	1.1
Capital in excess of par value	2,791.4	2,799.1
Accumulated deficit	(1,191.0)	(1,448.4)
Accumulated other comprehensive loss	(1.3)	(1.2)
Treasury stock, at cost (13,385,019 shares in 2017 and 20,451,458 shares in 2016)	(418.5)	(614.7)
Total Encompass Health shareholders’ equity	1,181.7	735.9
Noncontrolling interests	242.9	192.8
Total shareholders’ equity	1,424.6	928.7
Total liabilities(1) and shareholders’ equity	$4,893.7	$4,681.9

(1)
Our consolidated assets as of December 31, 2017 and December 31, 2016 include total assets of variable interest entities of $264.1 million and $262.3 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2017 and December 31, 2016 include total liabilities of the variable interest entities of $52.5 million and $50.3 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2014	87.8	$1.0	$2,810.5	$(1,879.1)	$(0.5)	$(458.7)	$146.3	$619.5
Net income	—	—	—	183.1	—	—	55.9	239.0
Conversion of preferred stock	3.3	—	93.2	—	—	—	—	93.2
Receipt of treasury stock	(0.5)	—	—	—	—	(17.2)	—	(17.2)
Dividends declared on common stock	—	—	(79.9)	—	—	—	—	(79.9)
Dividends declared on convertible perpetual preferred stock	—	—	(1.6)	—	—	—	—	(1.6)
Stock-based compensation	—	—	22.4	—	—	—	—	22.4
Stock options exercised	0.2	—	6.7	—	—	(4.4)	—	2.3
Distributions declared	—	—	—	—	—	—	(49.0)	(49.0)
Repurchases of common stock in open market	(1.3)	—	—	—	—	(45.3)	—	(45.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	14.8	14.8
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(18.2)	—	—	—	—	(18.2)
Other	0.6	0.1	1.8	—	(0.7)	(1.8)	(0.1)	(0.7)
December 31, 2015	90.1	1.1	2,834.9	(1,696.0)	(1.2)	(527.4)	167.9	779.3
Net income	—	—	—	247.6	—	—	56.4	304.0
Receipt of treasury stock	(0.5)	—	—	—	—	(11.6)	—	(11.6)
Dividends declared on common stock	—	—	(84.9)	—	—	—	—	(84.9)
Stock-based compensation	—	—	21.4	—	—	—	—	21.4
Stock options exercised	0.6	—	13.1	—	—	(7.8)	—	5.3
Distributions declared	—	—	—	—	—	—	(54.2)	(54.2)
Repurchases of common stock in open market	(1.7)	—	—	—	—	(65.6)	—	(65.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	19.6	19.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(6.7)	—	—	—	—	(6.7)
Windfall tax benefits from share-based compensation	—	—	17.3	—	—	—	—	17.3
Other	0.4	—	4.0	—	—	(2.3)	3.1	4.8
December 31, 2016	88.9	1.1	2,799.1	(1,448.4)	(1.2)	(614.7)	192.8	928.7
Net income	—	—	—	256.3	—	—	61.2	317.5
Receipt of treasury stock	(0.9)	—	—	—	—	(19.8)	—	(19.8)
Dividends declared on common stock	—	—	(95.2)	—	—	—	—	(95.2)
Stock-based compensation	—	—	21.3	—	—	—	—	21.3
Stock options exercised	1.1	—	20.4	—	—	(19.3)	—	1.1
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(50.5)	(50.5)
Repurchases of common stock in open market	(0.9)	—	—	—	—	(38.1)	—	(38.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	46.2	46.2
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(41.0)	—	—	—	—	(41.0)
Conversion of convertible debt, net of tax	8.9	—	53.7	—	—	274.5	—	328.2
Other	0.5	—	6.5	1.1	(0.1)	(1.1)	(6.8)	(0.4)
December 31, 2017	98.3	$1.1	$2,791.4	$(1,191.0)	$(1.3)	$(418.5)	$242.9	$1,424.6

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2017	2016	2015
	(In Millions)
Cash flows from operating activities:
Net income	$335.4	$318.1	$252.8
Loss from discontinued operations, net of tax	0.4	—	0.9
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for doubtful accounts	52.4	61.2	47.2
Provision for government, class action, and related settlements	—	—	7.5
Depreciation and amortization	183.8	172.6	139.7
Amortization of debt-related items	8.7	13.8	14.3
Loss on early extinguishment of debt	10.7	7.4	22.4
Equity in net income of nonconsolidated affiliates	(8.0)	(9.8)	(8.7)
Distributions from nonconsolidated affiliates	8.6	8.5	7.7
Stock-based compensation	47.7	27.4	26.2
Deferred tax expense	75.6	132.9	127.1
Other, net	3.4	0.1	(0.6)
Changes in assets and liabilities, net of acquisitions—
Accounts receivable	(83.9)	(127.5)	(134.1)
Prepaid expenses and other assets	(12.6)	(3.3)	(9.6)
Accounts payable	7.5	6.3	0.9
Accrued payroll	24.4	21.4	(0.9)
Other liabilities	3.7	11.8	13.8
Premium received on bond issuance	—	—	9.8
Premium paid on redemption of bonds	—	(5.8)	(13.7)
Net cash used in operating activities of discontinued operations	(0.6)	(0.7)	(0.7)
Total adjustments	321.4	316.3	248.3
Net cash provided by operating activities	657.2	634.4	502.0
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(38.8)	(48.1)	(985.1)
Purchases of property and equipment	(225.8)	(177.7)	(128.4)
Additions to capitalized software costs	(19.2)	(25.2)	(28.1)
Proceeds from disposal of assets	12.3	23.9	4.0
Proceeds from sale of nonrestricted marketable securities	—	—	12.8
Purchases of restricted investments	(8.5)	(1.3)	(7.1)
Net change in restricted cash	(1.5)	(15.1)	2.7
Other, net	(3.0)	(1.6)	(1.1)
Net cash provided by investing activities of discontinued operations	—	0.1	0.5
Net cash used in investing activities	(284.5)	(245.0)	(1,129.8)

(Continued)

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2017	2016	2015
	(In Millions)
Cash flows from financing activities:
Principal borrowings on term loan facilities	—	—	250.0
Proceeds from bond issuance	—	—	1,400.0
Principal payments on debt, including pre-payments	(129.9)	(202.1)	(597.4)
Borrowings on revolving credit facility	273.3	335.0	540.0
Payments on revolving credit facility	(330.3)	(313.0)	(735.0)
Principal payments under capital lease obligations	(15.3)	(13.3)	(11.0)
Debt amendment and issuance costs	(3.1)	—	(31.9)
Repurchases of common stock, including fees and expenses	(38.1)	(65.6)	(45.3)
Dividends paid on common stock	(91.5)	(83.8)	(77.2)
Proceeds from exercising stock warrants	26.6	—	—
Distributions paid to noncontrolling interests of consolidated affiliates	(51.9)	(64.9)	(54.4)
Taxes paid on behalf of employees for shares withheld	(19.8)	(11.6)	(17.2)
Contributions from consolidated affiliates	20.8	3.5	3.0
Other, net	0.4	5.3	(0.9)
Net cash (used in) provided by financing activities	(358.8)	(410.5)	622.7
Increase (decrease) in cash and cash equivalents	13.9	(21.1)	(5.1)
Cash and cash equivalents at beginning of year	40.5	61.6	66.7
Cash and cash equivalents at end of year	$54.4	$40.5	$61.6

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(150.5)	$(164.3)	$(121.4)
Income tax refunds	1.9	1.4	7.4
Income tax payments	(96.4)	(33.3)	(16.8)

Supplemental schedule of noncash financing activities:
Conversion of convertible debt	$319.4	$—	$—
Preferred stock conversion	—	—	93.2

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 36 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See Note 18, Segment Reporting.
On July 10, 2017, we announced the plan to rebrand and change our name from HealthSouth Corporation to Encompass Health Corporation. On October 20, 2017, our board of directors approved an amended and restated certificate of incorporation in order to change the name effective as of January 1, 2018. Along with the corporate name change, the NYSE ticker symbol for our common stock changed from “HLS” to “EHC.” Our operations in both business segments will transition to the Encompass Health branding on a rolling basis.
Basis of Presentation and Consolidation—
The accompanying consolidated financial statements of Encompass Health and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and, when applicable, entities in which we have a controlling financial interest.
We use the equity method to account for our investments in entities we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated Net income attributable to Encompass Health includes our share of the net earnings of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities compared to a one line presentation of equity method investments.
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
Variable Interest Entities—
Any entity considered a variable interest entity (“VIE”) is evaluated to determine which party is the primary beneficiary and thus should consolidate the VIE. This analysis is complex, involves uncertainties, and requires significant judgment on various matters. In order to determine if we are the primary beneficiary of a VIE, we must determine what activities most significantly impact the economic performance of the entity, whether we have the power to direct those activities, and if our obligation to absorb losses or receive benefits from the VIE could potentially be significant to the VIE.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Net Operating Revenues—
We derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2017	2016	2015
Medicare	75.5%	75.2%	74.9%
Medicare Advantage	8.7%	7.9%	7.9%
Managed care	9.5%	9.8%	9.8%
Medicaid	2.7%	3.2%	3.0%
Other third-party payors	1.3%	1.4%	1.7%
Workers' compensation	0.7%	0.8%	0.9%
Patients	0.5%	0.5%	0.6%
Other income	1.1%	1.2%	1.2%
Total	100.0%	100.0%	100.0%
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
Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each hospital, home health, and hospice provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Encompass Health under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Inpatient Rehabilitation Revenues
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2017	2016	2015
Medicare	73.2%	73.3%	73.2%
Medicare Advantage	8.4%	7.7%	7.9%
Managed care	10.9%	11.2%	11.1%
Medicaid	3.1%	3.0%	2.5%
Other third-party payors	1.6%	1.8%	2.0%
Workers’ compensation	0.9%	1.0%	1.1%
Patients	0.6%	0.6%	0.7%
Other income	1.3%	1.4%	1.5%
Total	100.0%	100.0%	100.0%
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
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2017 to review certain patient files for discharges occurring from 2010 to 2017. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
To date, the Medicare payments that are subject to these audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2017, and not all of these patient file requests have resulted in payment denial determinations by the

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

RACs. Because we have confidence in the medical judgment of both the referring and the admitting physicians who assess the treatment needs of their patients, we have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by Medicare Administrative Contractors (“MACs”) (see “Accounts Receivable and Allowance for Doubtful Accounts” below). Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these RAC audits could take in excess of three years. In addition, because we have limited experience with RACs in the context of claims reviews of this nature, we cannot provide assurance as to the future success of these disputes. As such, we make provisions for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. As the ultimate results of these audits impact our estimates of amounts determined to be due to Encompass Health under these reimbursement programs, our provision for claims that are part of this claims review process are recorded to Net operating revenues. During 2017, 2016, and 2015, our adjustment to Net operating revenues for claims that are part of this review process was not material.
Home Health and Hospice Revenues
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2017	2016	2015
Medicare	85.1%	82.9%	83.7%
Medicare Advantage	9.7%	8.7%	7.7%
Managed care	3.8%	3.9%	3.0%
Medicaid	1.2%	4.3%	5.5%
Other third-party payors	—%	—%	—%
Workers’ compensation	—%	—%	—%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	—%
Total	100.0%	100.0%	100.0%
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
A portion of reimbursement from each Medicare episode is billed near the start of each episode, and cash is typically received before all services are rendered. Revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of December 31, 2017, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

reporting year. Management has reviewed the potential cap. Reserves recorded for the outlier cap were not material as of December 31, 2017.
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
Hospice
Medicare revenues for hospice are recorded on an accrual basis based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Reserves recorded for these caps were not material as of December 31, 2017.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

	As of December 31,
	2017	2016
Medicare	75.1%	73.0%
Managed care and other discount plans, including Medicare Advantage	17.4%	18.5%
Medicaid	2.4%	2.7%
Other third-party payors	2.9%	3.3%
Workers' compensation	1.3%	1.6%
Patients	0.9%	0.9%
Total	100.0%	100.0%
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
Our primary collection risks relate to patient responsibility amounts and claims reviews conducted by MACs. Patient responsibility amounts include accounts for which the patient was the primary payor or the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient co-payment amounts remain outstanding. Changes in the economy, such as increased unemployment rates or periods of recession, can further exacerbate our ability to collect patient responsibility amounts.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

For several years, under programs designated as “widespread probes,” certain of our MACs have conducted claims reviews of our billings and have denied payment for certain diagnosis codes. The majority of the denials we have encountered in these probes derive from two of our MACs and relate to determinations regarding medical necessity and provision of therapy services. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced a success rate of approximately 70%. The resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. As such, we make provisions against these receivables in accordance with our accounting policy that necessarily considers historical collection trends of the receivables in this review process as part of our Provision for doubtful accounts. Because we do not write-off receivables until all collection efforts have been exhausted, we do not write off receivables related to denied claims while they are in this review process. When the amount collected related to denied claims differs from the net amount previously recorded, these collection differences are recorded in the Provision for doubtful accounts. As a result, the timing of these denials by MACs and their subsequent collection can create volatility in our Provision for doubtful accounts.
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
We account for operating leases by recognizing rents, including any rent holidays, on a straight-line basis over the term of the lease.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2017, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
See also the “Redeemable Noncontrolling Interests” section of this note.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Redeemable Noncontrolling Interests—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Likewise, certain members of the home health and hospice management team hold similar put rights regarding their interests in our home health and hospice business, as discussed in Note 11, Redeemable Noncontrolling Interests. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets. At the end of each reporting period, we compare the carrying value of the Redeemable noncontrolling interests to their estimated redemption value. If the estimated redemption value is greater than the current carrying value, the carrying value is adjusted to the estimated redemption value, with the adjustments recorded through equity in the line item Capital in excess of par value.
The fair value of the Redeemable noncontrolling interests related to our home health segment is determined using the product of a 12-month specified performance measure and a specified median market price multiple based on a basket of public health companies. The fair value of our Redeemable noncontrolling interests in our joint venture hospitals is determined primarily using the income approach. The income approach includes the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable hospitals, or Level 3 inputs. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.
Share-Based Payments—
Encompass Health has shareholder-approved stock-based compensation plans that provide for the granting of stock-based compensation to certain employees and directors. All share-based payments to employees, excluding stock appreciation rights (“SARs”), are recognized in the financial statements based on their estimated grant-date fair value and amortized on a straight-line basis over the applicable requisite service period. Share-based payments to employees in the form of SARs are recognized in the financial statements based on their current fair value and expensed ratably over the applicable service period.
Litigation Reserves—
We accrue for loss contingencies associated with outstanding litigation for which management has determined it is probable a loss contingency exists and the amount of loss can be reasonably estimated. If the accrued amount associated with a loss contingency is greater than $5.0 million, we also accrue estimated future legal fees associated with the loss contingency. This requires management to estimate the amount of legal fees that will be incurred in the defense of the litigation. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length to complete, or complexity of outstanding litigation changes.
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $6.3 million, $7.5 million, and $7.3 million in each of the years ended December 31, 2017, 2016, and 2015, respectively.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Professional Fees—Accounting, Tax, and Legal—
In 2016 and 2015, Professional fees—accounting, tax, and legal related primarily to legal and consulting fees for continued litigation and support matters discussed in Note 17, Contingencies and Other Commitments.
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
Encompass Health and its corporate subsidiaries file a consolidated federal income tax return. Some subsidiaries consolidated for financial reporting purposes are not part of the consolidated group for federal income tax purposes and file separate federal income tax returns. State income tax returns are filed on a separate, combined, or consolidated basis in accordance with relevant state laws and regulations. Partnerships, limited liability companies, and other pass-through entities we consolidate or account for using the equity method of accounting file separate federal and state income tax returns. We include the allocable portion of each pass-through entity’s income or loss in our federal income tax return. We allocate the remaining income or loss of each pass-through entity to the other partners or members who are responsible for their portion of the taxes.
Assets and Liabilities in and Results of Discontinued Operations—
Effective January 1, 2015, in connection with a new standard issued by the FASB, we changed our criteria for determining which disposals are presented as discontinued operations. Historically, any component that had been disposed of or was classified as held for sale qualified for discontinued operations reporting unless there was significant continuing involvement with the disposed component or continuing cash flows. In contrast, we now report the disposal of the component, or group of components, as discontinued operations only when it represents a strategic shift that has, or will have, a major effect on our operations and financial results. As a result, the sale or disposal of a single Encompass Health facility or location no longer qualifies as a discontinued operation. This accounting change was made prospectively. No new components were recognized as discontinued operations during 2015, 2016, or 2017.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Recent Accounting Pronouncements—
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that supersedes the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASC 606 is effective for our annual reporting period beginning on January 1, 2018, including interim periods within that year. ASC 606 may be applied retrospectively to each period presented or on a modified retrospective basis with the cumulative effect recognized as of the date of adoption. We have substantially completed our assessment of the impact this guidance may have on our consolidated financial statements by analyzing our current portfolio of third-party payor contracts, including a review of historical accounting policies and practices to identify potential differences in applying the new guidance. Our assessment also includes evaluating the nature and amount of data available to us for the implementation of ASC 606. Under ASC 606, all amounts we previously presented as Provision for doubtful accounts will be considered an implicit price concession in determining Net operating revenues. As a result of adopting ASC 606 on January 1, 2018 using the full retrospective transition method, we estimate the following impact to our consolidated statements of operations (in millions):

	For the Year Ended December 31, 2017			For the Year Ended December 31, 2016
	As Reported	Adjustment for ASC 606	Recasted	As Reported	Adjustment for ASC 606	Recasted
Net operating revenues	$3,971.4	$(52.4)	$3,919.0	$3,707.2	$(61.2)	$3,646.0
Provision for doubtful accounts	$52.4	$(52.4)	$—	$61.2	$(61.2)	$—
Net income attributable to Encompass Health	$256.3	$—	$256.3	$247.6	$—	$247.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

In addition, the adoption of ASC 606 will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Except for the adjustments discussed above, we do not expect the adoption of ASC 606 to have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This revised standard requires the change in fair value of many equity investments to be recognized in Net income. This revised standard requires a modified retrospective application with a cumulative effect adjustment recognized in retained earnings as of the date of adoption and is effective for our interim and annual periods beginning January 1, 2018. During the first quarter of 2018, we will recognize mark-to-market gains and losses associated with our available-for-sale equity securities through Net income instead of Accumulated other comprehensive income. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” to simplify various aspects of share-based payment accounting and presentation. The new standard requires entities to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU. The standard eliminates the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. This change is required to be applied on a modified retrospective basis. In addition, all income tax-related cash flows resulting from share-based windfall tax benefits are required to be reported as operating activities on the statement of cash flows as opposed to the current presentation as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. The standard also clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows on a retrospective basis. Finally, the standard allows entities to make an accounting policy election to either estimate forfeitures for each period or account for forfeitures as they occur. For Encompass Health, this guidance was effective for its annual reporting period beginning January 1, 2017, including interim periods within that reporting period. As a result of our adoption of this guidance effective January 1, 2017, we recorded $8.8 million of tax benefits in excess of compensation cost (“windfalls”) to Provision for income tax expense in our consolidating statement of operations for the year ended December 31, 2017. In addition, we elected to retrospectively apply the guidance governing presentation of windfalls on the statement of cash flows, which resulted in a reclassification of windfalls of $17.3 million from Cash flows from financing activities to Cash flows from operating activities for the year ended December 31, 2016. We also retrospectively applied the change to the presentation of cash payments made to taxing authorities on the employees’ behalf for withheld shares on our condensed consolidating statements of cash flows for the years ended December 31, 2016 and 2015, which resulted in a reclassification of $11.6 million and $17.2 million, respectively, outflows from Cash flows from operating activities to Cash flows from financing activities. We did not elect an accounting policy change

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

to record forfeitures as they occur and thus will continue to estimate forfeitures at each period. Except for the adjustments discussed above, the adoption of this guidance did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for Encompass Health for the annual period beginning January 1, 2020, including interim periods within that reporting period. Early adoption is permitted for Encompass Health beginning January 1, 2019. We continue to review the requirements of this standard and any potential impact it may have on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and is effective for Encompass Health for the annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The clarification that debt prepayment premiums should be classified as financing activities will result in an immaterial increase in certain prior period operating cash inflows and a corresponding increase in financing cash outflows.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance requires retrospective application and is effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The adoption of this guidance will result in an immaterial change to prior period investing cash flows.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

2.	Business Combinations:
2017 Acquisitions
Inpatient Rehabilitation
During 2017, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.

•
In April 2017, we acquired 80% of the 33-bed inpatient rehabilitation unit of Memorial Hospital at Gulfport in Gulfport, Mississippi, through a joint venture with Memorial Hospital at Gulfport. This acquisition was funded on March 31, 2017 using cash on hand.

•
In April 2017, we also acquired approximately 80% of the inpatient rehabilitation unit of Mount Carmel West in Columbus, Ohio, through a joint venture with Mount Carmel Health System. This acquisition was funded through a contribution of a 60‑bed de novo inpatient rehabilitation hospital to the consolidated joint venture.

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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.6
Trade name (useful life of 20 years)	0.5
Certificate of need (useful life of 20 years)	9.8
Goodwill	24.0
Total assets acquired	$35.0
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during 2017 is as follows (in millions):

Fair value of assets acquired	$11.0
Goodwill	24.0
Fair value of noncontrolling interest owned by joint venture partner	(24.1)
Net cash paid for acquisition	$10.9
Home Health and Hospice
During 2017, we completed the following home health acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In February 2017, we acquired the assets of Celtic Healthcare of Maryland, Inc., a home health provider with locations in Owings Mill, Maryland and Rockville, Maryland.

•	In February 2017, we also acquired the assets of two home health locations from Community Health Services, Inc., located in Owensboro, Kentucky and Elizabethtown, Kentucky.

•	In May 2017, we acquired the assets of two home health locations from Bio Care Home Health Services, Inc. and Kinsman Enterprises, Inc., located in Irving, Texas and Longview, Texas.

•	In July 2017, we acquired the assets of four home health locations from VNA Healthtrends, located in Bourbonnais, Illinois; Des Plaines, Illinois; Schererville, Indiana; and Tempe, Arizona.

•	In August 2017, we acquired the assets of two home health locations from VNA Healthtrends, located in Canton, Ohio and Forsyth, Illinois.

•	In October 2017, we acquired the assets of a home health location from Ware Visiting Nurses Services, Inc. located in Savannah, Georgia; and

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

•	In October 2017, we also acquired the assets of a home health location from Pickens County Health Care Authority located in Carrollton, Alabama.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from their respective dates of acquisition. Assets acquired or liabilities assumed were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using the cost and income approaches. The cost approach is based on amounts that would be required to replace the asset (i.e., replacement cost). The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired locations’ mobile workforce and established relationships within each community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. All of the goodwill recorded as a result of these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Total current assets	$0.1
Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	0.8
Trade name (useful life of 1 year)	0.1
Certificates of need (useful lives of 10 years)	1.8
Licenses (useful lives of 10 years)	4.0
Goodwill	21.4
Total assets acquired	28.2
Total liabilities assumed	(0.3)
Net assets acquired	$27.9
Information regarding the net cash paid for the home health acquisitions during 2017 is as follows (in millions):

Fair value of assets acquired	$6.8
Goodwill	21.4
Fair value of liabilities assumed	(0.3)
Net cash paid for acquisitions	$27.9

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2016 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2017	$32.9	$(6.3)
Combined entity: Supplemental pro forma from 01/01/2017-12/31/2017 (unaudited)	3,996.1	260.3
Combined entity: Supplemental pro forma from 01/01/2016-12/31/2016 (unaudited)	3,771.5	254.8
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2016 reporting period.
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

•
In February 2016, we acquired 50% of the inpatient rehabilitation hospital at CHI St. Vincent Hot Springs, a 20-bed inpatient rehabilitation hospital in Hot Springs, Arkansas, through a joint venture with St. Vincent Community Health Services, Inc.

•
In August 2016, we acquired 50% of the inpatient rehabilitation hospital at St. Joseph Regional Health Center, a 19-bed inpatient rehabilitation hospital in Bryan, Texas, through a joint venture with St. Joseph Health System.

•
In August 2016, we also acquired 51% of the inpatient rehabilitation hospital at The Bernsen Rehabilitation Center at St. John, a 24-bed inpatient rehabilitation hospital in Broken Arrow, Oklahoma, through a joint venture with St. John Health System.

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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$5.3
Identifiable intangible assets:
Noncompete agreements (useful lives of 1 to 3 years)	0.4
Trade names (useful lives of 20 years)	1.0
Goodwill	9.4
Total assets acquired	$16.1
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during 2016 is as follows (in millions):

Fair value of assets acquired	$6.7
Goodwill	9.4
Fair value of noncontrolling interest owned by joint venture partner	(16.1)
Net cash paid for acquisition	$—
See also Note 8, Investments in and Advances to Nonconsolidated Affiliates.
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

•	In May 2016, we acquired Home Health Agency of Georgia, LLC, a home health and hospice provider with two home health locations and two hospice locations in the Greater Atlanta area.

•	In July 2016, we acquired Advantage Health Inc., a home health provider with one location in Yuma, Arizona.

•	In September 2016, we acquired three hospice agencies from Sotto International, Inc. located in Texarkana, Arkansas; Magnolia, Arkansas; and Texarkana, Texas.

•	In October 2016, we acquired two home health agencies from Summit Home Health Care, Inc. located in Cheyenne, Wyoming and Laramie, Wyoming.

•	In October 2016, we also acquired LightHouse Health Care, Inc., a home health provider with one location in Springfield, Virginia.

•	In November 2016, we acquired Gulf City Home Care, Inc., a home health provider with one location in Sarasota, Florida.

•	In November 2016, we also acquired Honor Hospice, LLC, a hospice provider with one location in Wheat Ridge, Colorado.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned inpatient rehabilitation hospitals and home health and hospice agencies from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2015 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2016	$27.4	$(2.2)
Combined entity: Supplemental pro forma from 1/01/2016-12/31/2016 (unaudited)	3,745.6	252.2
Combined entity: Supplemental pro forma from 1/01/2015-12/31/2015 (unaudited)	3,217.1	187.3
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2015 reporting period.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition date for Reliant were as follows (in millions):

Cash and cash equivalents	$42.6
Accounts receivable	25.7
Prepaid expenses and other current assets	2.8
Property and equipment	220.6
Identifiable intangible assets:
Noncompete agreements (useful lives of 1 to 2 years)	9.7
Trade names (useful lives of 20 years)	8.9
Certificates of need (useful lives of 20 years)	36.6
Licenses (useful lives of 20 years)	11.4
Goodwill	642.6
Other long-term assets	0.9
Total assets acquired	1,001.8
Liabilities assumed:
Current portion of long-term debt	4.1
Accounts payable	1.7
Accrued payroll	3.7
Other current liabilities	10.8
Long-term debt, net of current portion	205.8
Deferred tax liabilities	3.9
Total liabilities assumed	230.0
Noncontrolling interests	0.4
Net assets acquired	$771.4
Information regarding the net cash paid for the acquisition of Reliant is as follows (in millions):

Fair value of assets acquired, net of $42.6 million of cash acquired	$316.6
Goodwill	642.6
Fair value of liabilities assumed	(230.0)
Noncontrolling interests	(0.4)
Net cash paid for acquisition	$728.8
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other inpatient rehabilitation transactions completed in 2015 were as follows (in millions):

Total current assets	$10.1
Property and equipment	42.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.1
Trade names (useful lives of 20 years)	0.8
Certificates of need (useful lives of 20 years)	8.8
Licenses (useful lives of 20 years)	0.2
Goodwill	0.7
Total assets acquired	63.4
Total liabilities assumed	(2.7)
Net assets acquired	$60.7
Information regarding the net cash paid for other inpatient rehabilitation acquisitions during 2015 is as follows (in millions):

Fair value of assets acquired	$62.8
Goodwill	0.7
Fair value of liabilities assumed	(2.7)
Fair value of noncontrolling interest owned by joint venture partner	(4.2)
Net cash paid for acquisitions	$56.6
See also Note 8, Investments in and Advances to Nonconsolidated Affiliates.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Home Health and Hospice
CareSouth Acquisition
In November 2015, Encompass, a subsidiary of Encompass Health, completed its previously announced acquisition of the home health agency operations of CareSouth Health System, Inc. (“CareSouth”). CareSouth operates a portfolio of 44 home health agencies and 3 hospice agencies in Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, and Virginia. In addition, two of these home health agencies operate as joint ventures which we account for using the equity method of accounting. We funded the cash purchase price in the acquisition with our term loan facility capacity and cash on hand. See Note 9, Long-term Debt.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition date for CareSouth were as follows (in millions):

Cash and cash equivalents	$0.4
Accounts receivable	10.5
Prepaid expenses and other current assets	2.0
Property and equipment	0.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 3 years)	0.8
Trade name (useful life of 5 years)	2.8
Certificates of need (useful lives of 10 years)	15.6
Licenses (useful lives of 10 years)	13.0
Internal-use software	0.4
Goodwill	143.3
Investment in nonconsolidated subsidiaries	2.2
Total assets acquired	191.7
Liabilities assumed:
Current portion of long-term debt	0.1
Accounts payable	2.7
Accrued payroll	2.4
Other current liabilities	2.8
Long-term debt, net of current portion	0.2
Deferred tax liabilties	9.5
Total liabilities assumed	17.7
Noncontrolling interests	4.3
Net assets acquired	$169.7
Information regarding the net cash paid for the acquisition of CareSouth is as follows (in millions):

Fair value of assets acquired, net of $0.4 million of cash acquired	$48.0
Goodwill	143.3
Fair value of liabilities assumed	(17.7)
Fair value of noncontrolling interest owned by joint venture partner	(4.3)
Net cash paid for acquisitions	$169.3
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

•	In March 2015, we acquired Integrity Home Health Care, Inc., a home health company with two locations in the Las Vegas, Nevada area.

•	In April 2015, we acquired Harvey Home Health Services, Inc., a home health company in Houston, Texas.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

•	In May 2015, we acquired Heritage Home Health Care, LLC, a home health company in Texarkana, Arkansas.

•
In June 2015, we acquired Washington County Home Health Care, Inc. and Benton County Home Health, Inc., doing business as Alliance Home Health, a home health company with two locations in the Fayetteville, Arkansas area.

•	In July 2015, we acquired Southern Utah Home Health, Inc., a home health and hospice company with two home health locations and two hospice locations in southern Utah.

•	In July 2015, we acquired Orthopedic Rehab Specialist, LLC, a home health company in Ocala, Florida.
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
The fair value of the assets acquired and liabilities assumed at the acquisition dates for the other home health and hospice transactions completed in 2015 were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 5 years)	1.3
Trade names (useful lives of 1 year)	0.5
Certificates of need (useful lives of 10 years)	4.9
Licenses (useful lives of 10 years)	3.6
Goodwill	20.3
Total assets acquired	30.7
Total liabilities assumed	(0.2)
Net assets acquired	$30.5
Information regarding the net cash paid for the other home health and hospice acquisitions during 2015 is as follows (in millions):

Fair value of assets acquired	$10.4
Goodwill	20.3
Fair value of liabilities assumed	(0.2)
Net cash paid for acquisitions	$30.5

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2015 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned transactions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2014 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2015:
Reliant	$63.7	$11.2
All Other Inpatient	54.7	1.7
CareSouth	19.2	2.5
All Other Home Health and Hospice	17.8	1.2
Combined entity: Supplemental pro forma from 1/01/2015-12/31/2015 (unaudited)	3,479.9	234.0
Combined entity: Supplemental pro forma from 1/01/2014-12/31/2014 (unaudited)	2,851.0	276.9
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
As of December 31, 2017 and December 31, 2016, we consolidated ten limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1.2	$1.6
Restricted cash	3.5	3.8
Accounts receivable, net of allowance for doubtful accounts	32.6	30.8
Other current assets	2.1	2.0
Total current assets	39.4	38.2
Property and equipment, net	142.8	140.0
Goodwill	73.5	73.5
Intangible assets, net	7.7	9.6
Deferred income tax assets	0.7	0.6
Other long-term assets	—	0.4
Total assets	$264.1	$262.3
Liabilities
Current liabilities:
Current portion of long-term debt	$1.8	$1.5
Accounts payable	6.5	6.8
Accrued payroll	7.1	6.6
Accrued interest payable	0.2	0.2
Other current liabilities	8.6	5.4
Total current liabilities	24.2	20.5
Long-term debt, net of current portion	28.3	29.8
Total liabilities	$52.5	$50.3

4.	Cash and Marketable Securities:
The components of our investments as of December 31, 2017 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$54.4	$62.4	$—	$116.8
Equity securities	—	—	62.0	62.0
Total	$54.4	$62.4	$62.0	$178.8

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The components of our investments as of December 31, 2016 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$40.5	$60.9	$—	$101.4
Equity securities	—	—	57.7	57.7
Total	$40.5	$60.9	$57.7	$159.1
Restricted Cash—
As of December 31, 2017 and 2016, Restricted cash consisted of the following (in millions):

	As of December 31,
	2017	2016
Affiliate cash	$18.1	$22.9
Self-insured captive funds	44.3	38.0
Total restricted cash	$62.4	$60.9
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
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2017 and 2016, all restricted cash was current.
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2017 and 2016, $44.2 million and $33.5 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets.
A summary of our restricted marketable securities as of December 31, 2017 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$64.0	$0.3	$(2.3)	$62.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

A summary of our restricted marketable securities as of December 31, 2016 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$59.6	$0.2	$(2.1)	$57.7
Cost in the above tables includes adjustments made to the cost basis of our equity securities for other-than-temporary impairments. During the years ended December 31, 2017, 2016, and 2015, we did not record any impairment charges related to our restricted marketable securities.
Investing information related to our restricted marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Proceeds from sales of restricted available-for-sale securities	$4.0	$—	$—
Proceeds from sales of nonrestricted available-for-sale securities	$—	$—	$12.8
Gross realized gains	$—	$—	$1.2
Gross realized losses	$—	$—	$—
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

5.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2017	2016
Current:
Patient accounts receivable, net of allowance for doubtful accounts of $60.9 million in 2017; $53.9 million in 2016	$459.5	$432.0
Other accounts receivable	12.6	11.8
	472.1	443.8
Noncurrent patient accounts receivable, net of allowance for doubtful accounts of $52.2 million in 2017; $49.5 million in 2016	129.1	125.9
Accounts receivable, net	$601.2	$569.7
Because the resolution of claims that are part of Medicare audit programs can take in excess of three years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent. Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheet.
At December 31, 2017 and 2016, our allowance for doubtful accounts represented approximately 16.1% and 15.6%, respectively, of the total patient due accounts receivable balance.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following is the activity related to our allowance for doubtful accounts (in millions):

For the Year Ended December 31,	Balance at Beginning of Period	Additions and Charges to Expense	Deductions and Accounts Written Off	Balance at End of Period
2017	$103.4	$52.4	$(42.7)	$113.1
2016	$71.6	$61.2	$(29.4)	$103.4
2015	$43.0	$47.2	$(18.6)	$71.6

6.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2017	2016
Land	$125.4	$125.3
Buildings	1,712.4	1,601.4
Leasehold improvements	138.1	115.2
Vehicles	16.2	11.8
Furniture, fixtures, and equipment	461.5	425.3
	2,453.6	2,279.0
Less: Accumulated depreciation and amortization	(1,097.8)	(982.4)
	1,355.8	1,296.6
Construction in progress	161.3	95.2
Property and equipment, net	$1,517.1	$1,391.8
As of December 31, 2017, approximately 72% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 9, Long-term Debt, and Note 20, Condensed Consolidating Financial Information.
In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new home office in Birmingham, Alabama. Under the terms of this agreement, the Developer is responsible for all costs of constructing the new facility ‘shell’ which will then be leased to us for an initial term of 15 years with four, five-year renewal options. The lease is expected to commence in the first half of 2018. We are responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we will be making to the new home office and certain provisions of the development/lease agreement, we are deemed to be the accounting owner of the new home office during the construction period. Construction commenced in the second quarter of 2016. As of December 31, 2017 and 2016, Property and equipment, net includes $49.8 million and $20.3 million, respectively, for the construction costs incurred to date by the Developer, and Long-term debt, net of current portion includes a corresponding financing obligation liability of $49.5 million and $20.3 million, respectively. The remaining corresponding financing obligation liability of $0.3 million as of December 31, 2017 is included in the Current portion of long-term debt. It is estimated the total financing obligation associated with the Developer’s costs to construct the new home office will be $56 million. The amounts recorded for construction costs and the corresponding liability are noncash activities for purposes of our consolidated statement of cash flows. See Note 9, Long-term Debt.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Information related to fully depreciated assets and assets under capital lease obligations is as follows (in millions):

	As of December 31,
	2017	2016
Fully depreciated assets	$318.6	$289.7
Assets under capital lease obligations:
Buildings	$329.6	$331.0
Vehicles	13.0	8.6
Equipment	0.3	0.3
	342.9	339.9
Less: Accumulated amortization	(104.6)	(83.5)
Assets under capital lease obligations, net	$238.3	$256.4
The amount of depreciation expense, amortization expense relating to assets under capital lease obligations, interest capitalized, and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Depreciation expense	$111.8	$102.3	$91.0
Amortization expense	$22.7	$21.8	$12.7
Interest capitalized	$3.7	$2.0	$1.3
Rent expense:
Minimum rent payments	$66.5	$62.6	$48.8
Contingent and other rents	24.1	29.4	21.6
Other	8.9	4.0	3.8
Total rent expense	$99.5	$96.0	$74.2
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
Some facilities are subleased to other parties. Rental income from subleases approximated $2.9 million, $4.1 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Total expected future minimum rentals under these noncancelable subleases approximated $0.8 million as of December 31, 2017.
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

	As of December 31,
	2017	2016
Straight-line rental accrual	$11.2	$11.8

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Future minimum lease payments at December 31, 2017, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations	Total
2018	$65.0	$36.4	$101.4
2019	59.5	33.2	92.7
2020	49.9	28.8	78.7
2021	39.7	28.4	68.1
2022	28.3	28.7	57.0
2023 and thereafter	159.3	327.7	487.0
	$401.7	483.2	$884.9
Less: Interest portion		(211.7)
Obligations under capital leases		$271.5
In addition to the above, and as discussed in Note 9, Long-term Debt, “Other Notes Payable,” we have two sale/leaseback transactions involving real estate accounted for as financings. Future minimum payments, which are accounted for as interest, under these obligations are $2.7 million in each of the next four years, $2.5 million in year five, and $3.2 million thereafter.

7.	Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2017, 2016, and 2015 (in millions):

	Inpatient Rehabilitation	Home Health and Hospice	Consolidated
Goodwill as of December 31, 2014	$491.5	$592.5	$1,084.0
Acquisitions	641.6	164.5	806.1
Goodwill as of December 31, 2015	1,133.1	757.0	1,890.1
Acquisitions	8.9	42.5	51.4
Divestiture of pediatric home health services	—	(14.3)	(14.3)
Goodwill as of December 31, 2016	1,142.0	785.2	1,927.2
Acquisitions	24.0	21.4	45.4
Goodwill as of December 31, 2017	$1,166.0	$806.6	$1,972.6
Goodwill increased in 2015 as a result of our acquisitions of Reliant, CareSouth, and other inpatient and home health and hospice operations. Goodwill increased in 2016 as a result of our acquisitions of inpatient and home health and hospice operations offset by the divestiture of our pediatric home health assets to Thrive Skilled Pediatric Care in November 2016 for approximately $21 million. We recorded a $3.3 million gain as part of Other operating expenses in our consolidated statements of operations during the year ended December 31, 2016. Goodwill increased in 2017 as a result of our acquisitions of inpatient and home health operations. See Note 2, Business Combinations.
We performed impairment reviews as of October 1, 2017, 2016, and 2015 and concluded no Goodwill impairment existed. As of December 31, 2017, we had no accumulated impairment losses related to Goodwill.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2017	$113.7	$(19.5)	$94.2
2016	98.6	(12.9)	85.7
Licenses:
2017	$146.0	$(71.6)	$74.4
2016	142.0	(62.1)	79.9
Noncompete agreements:
2017	$63.5	$(55.4)	$8.1
2016	62.2	(47.3)	14.9
Trade name - Encompass:
2017	$135.2	$—	$135.2
2016	135.2	—	135.2
Trade names - all other:
2017	$35.1	$(16.4)	$18.7
2016	34.6	(13.9)	20.7
Internal-use software:
2017	$201.6	$(132.3)	$69.3
2016	181.4	(110.2)	71.2
Market access assets:
2017	$13.2	$(10.0)	$3.2
2016	13.2	(9.5)	3.7
Total intangible assets:
2017	$708.3	$(305.2)	$403.1
2016	667.2	(255.9)	411.3
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Amortization expense	$49.3	$48.5	$36.0
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2018	$42.4
2019	37.2
2020	30.6
2021	26.1
2022	22.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

8.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2017 represents our investment in six partially owned subsidiaries, of which five are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2017	2016
Equity method investments:
Capital contributions	$0.9	$0.9
Cumulative share of income	105.3	97.8
Cumulative share of distributions	(94.5)	(86.0)
	11.7	12.7
Cost method investments:
Capital contributions, net of distributions and impairments	0.2	0.3
Total investments in and advances to nonconsolidated affiliates	$11.9	$13.0
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2017	2016
Assets—
Current	$10.1	$13.1
Noncurrent	18.3	19.2
Total assets	$28.4	$32.3
Liabilities and equity—
Current liabilities	$2.7	$2.7
Noncurrent liabilities	0.2	0.2
Partners’ capital and shareholders’ equity—
Encompass Health	11.7	12.7
Outside partners	13.8	16.7
Total liabilities and equity	$28.4	$32.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Net operating revenues	$40.9	$44.8	$36.5
Operating expenses	(24.1)	(24.3)	(16.9)
Income from continuing operations, net of tax	17.0	20.5	18.9
Net income	17.0	20.5	18.9

9.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2017	2016
Credit Agreement—
Advances under revolving credit facility	$95.0	$152.0
Term loan facilities	294.7	421.2
Bonds payable—
5.125% Senior Notes due 2023	295.9	295.3
5.75% Senior Notes due 2024	1,193.9	1,193.2
5.75% Senior Notes due 2025	344.4	343.9
2.00% Convertible Senior Subordinated Notes due 2043	—	275.7
Other notes payable	82.3	55.8
Capital lease obligations	271.5	279.3
	2,577.7	3,016.4
Less: Current portion	(32.3)	(37.1)
Long-term debt, net of current portion	$2,545.4	$2,979.3
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2018	$32.3	$32.3
2019	32.3	32.2
2020	25.2	25.2
2021	25.8	25.8
2022	356.1	354.5
Thereafter	2,123.4	2,107.7
Total	$2,595.1	$2,577.7
As a result of the 2017, 2016, and 2015 redemptions discussed below, we recorded a $10.7 million, $7.4 million, and $22.4 million Loss on early extinguishment of debt in 2017, 2016, and 2015, respectively.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Senior Secured Credit Agreement—
Credit Agreement
In September 2017, we amended our existing credit agreement, previously amended on July 29, 2015 (the “Credit Agreement”). The Credit Agreement provided for a $300 million term loan commitment and a $700 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in September 2022. Outstanding term loan borrowings are payable in equal consecutive quarterly installments, commencing on December 31, 2017, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2017, with the remainder due at maturity. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facilities.
Amounts drawn on the term loan facilities and the revolving credit facility bear interest at a rate per annum of, at our option, (1) LIBOR or (2) the higher of (a) Barclays Bank PLC’s (“Barclays”) prime rate and (b) the federal funds rate plus 0.5%, in each case, plus, in each case, an applicable margin that varies depending upon our leverage ratio. We are also subject to a commitment fee of 0.375% per annum on the daily amount of the unutilized commitments under the term loan facilities and revolving credit facility. The current interest rate on borrowings under the Credit Agreement is LIBOR plus 1.50%.
The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio that change over time. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, making certain investments, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the Credit Agreement and (2) our senior secured leverage ratio, as defined in the Credit Agreement, does not exceed 2x. In the event the senior secured leverage ratio exceeds 2x, these payments are subject to a limit of $200 million plus an amount equal to a portion of available excess cash flows each fiscal year. Our obligations under the Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The maximum leverage ratio in the financial covenants is 4.50x through September 2019 and 4.25x from then until maturity.
As of December 31, 2017 and 2016, $95 million and $152 million were drawn under the revolving credit facility with an interest rate of 3.1% and 2.7%, respectively. Amounts drawn as of December 31, 2017 and 2016 exclude $35.4 million and $33.3 million, respectively, utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. Currently, there are no undrawn term loan commitments under the Credit Agreement. The amendment to our existing credit agreement included a net repayment of approximately $110 million to our existing term loan facility.
2015 & 2016 Credit Agreement
In June and July 2015, we amended our existing credit agreement, previously amended on December 23, 2014 (the “2015 & 2016 Credit Agreement”). The 2015 & 2016 Credit Agreement provided for $500 million of term loan commitments and a $600 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which would have matured in July 2020. Outstanding term loan borrowings were payable in equal consecutive quarterly installments, commencing on March 31, 2016, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2015, with the remainder due at maturity. The 2015 & 2016 Credit Agreement contained the same affirmative and negative covenants and default and acceleration provisions as the Credit Agreement, except for the senior secured leverage ratio couldn’t exceed 1.75x under the negative covenant described above and the maximum leverage ratio was 4.50x through June 2017 and 4.25x from then until maturity.
In September 2015, we borrowed $125 million of the term loan facilities, the proceeds of which were used to fund a portion of the Reliant acquisition. In October 2015, we utilized the remaining $125 million of term loan facility capacity to finance a portion of the CareSouth acquisition. See Note 2, Business Combinations.
Bonds Payable—
Nonconvertible Notes
The Company’s 2023 Notes, 2024 Notes, and 2025 Notes (collectively, the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009 between us and The Bank of Nova Scotia Trust Company of

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Pursuant to the terms of the Indenture, the Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our Credit Agreement and other capital markets debt (see Note 20, Condensed Consolidating Financial Information). The Senior Notes are senior, unsecured obligations of Encompass Health and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
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
* Expressed in percentage of principal amount
2024 Notes
In September 2012, we completed a public offering of $275 million aggregate principal amount of the 5.75% Senior Notes due 2024 (“the 2024 Notes”) at par. Net proceeds from this offering were approximately $270 million. We used $195 million of the net proceeds to repay the amounts outstanding under our revolving credit facility. Additionally, in October 2012, $64.5 million of the net proceeds were used to redeem a portion of our former senior notes due 2022 at that time.
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
* Expressed in percentage of principal amount
Former 2022 Notes
In November 2015, we redeemed $50.0 million of the outstanding principal amount of our former senior notes due 2022 (“the Former 2022 Notes”). Pursuant to the terms of the Former 2022 Notes, this optional redemption was made at a price of 103.875%, which resulted in a total cash outlay of approximately $52 million. We used borrowings under our revolving credit facility to fund the redemption.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

In March and May 2016, we redeemed $50.0 million of the outstanding principal amount of our Former 2022 Notes. Pursuant to the terms of the Former 2022 Notes, these optional redemptions were made at a price of 103.875%, which resulted in a total cash outlay of approximately $104 million. We used cash on hand and capacity under our revolving credit facility to fund these redemptions.
In September 2016, we redeemed the remaining outstanding principal amount of $76 million of the Former 2022 Notes. Pursuant to the terms of these notes, these optional redemptions were made at a price of 102.583%, which resulted in a total cash outlay of approximately $78 million. We used cash on hand and capacity under our revolving credit facility to fund this redemption. The Former 2022 Notes would have matured on September 15, 2022. Inclusive of premiums and financing costs, the effective interest rate on the Former 2022 Notes was 7.9%. Interest was payable semiannually in arrears on March 15 and September 15 of each year.
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
In May 2017, we provided notice of our intent to exercise our early redemption option on the $320 million outstanding principal amount of the Convertible Notes. Pursuant to the Convertible Notes Indenture, the holders had the right to convert their Convertible Notes into shares of our common stock at a conversion rate of 27.2221 shares per $1,000 principal amount of Convertible Notes, which rate was increased by the make-whole premium. Holders of $319.4 million in principal of these Convertible Notes chose to convert their notes to shares of our common stock resulting in the issuance of 8.9 million shares from treasury stock, including 0.2 million shares due to the make-whole premium. Approximately 8.6 million of these shares were included in Diluted earnings per share attributable to Encompass Health common shareholders as of March 31, 2017. We redeemed the remaining $0.6 million in principal at par in cash. The redemption and all conversions occurred in the second quarter of 2017. The Convertible Notes would have matured on December 1, 2043. Inclusive of discounts and financing costs, the effective interest rate on the Convertible Notes was 6.0%. Interest was payable semiannually in arrears in cash on June 1 and December 1 of each year. See also Note 16, Earnings per Common Share for additional information on these Convertible Notes.
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2017	2016	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$77.7	$48.2	7.5% to 11.2%
Construction of a new hospital	4.4	7.4	LIBOR + 2.5%; 3.9% and 3.1% as of December 31, 2017 and 2016, respectively
Other	0.2	0.2	6.8%
Other notes payable	$82.3	$55.8
See also Note 6, Property and Equipment.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
The following table presents the changes in our self-insurance reserves for the years ended December 31, 2017, 2016, and 2015 (in millions):

	2017	2016	2015
Balance at beginning of period, gross	$171.4	$142.1	$134.3
Less: Reinsurance receivables	(41.4)	(26.6)	(26.0)
Balance at beginning of period, net	130.0	115.5	108.3
Increase for the provision of current year claims	44.7	43.5	37.1
Decrease for the provision of prior year claims	(3.0)	(0.1)	(4.6)
Expenses related to discontinued operations	(0.5)	(0.4)	(0.5)
Payments related to current year claims	(5.0)	(5.0)	(4.7)
Payments related to prior year claims	(35.1)	(23.5)	(22.5)
Acquisitions	—	—	2.4
Balance at end of period, net	131.1	130.0	115.5
Add: Reinsurance receivables	39.9	41.4	26.6
Balance at end of period, gross	$171.0	$171.4	$142.1
As of December 31, 2017 and 2016, $60.9 million and $61.0 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,000 individual claims at December 31, 2017 and 2016, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

11.	Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$138.3	$121.1	$84.7
Net income attributable to noncontrolling interests	17.9	14.1	13.8
Distributions	(4.6)	(7.8)	(7.3)
Contribution to joint venture	2.3	—	—
Change in fair value	67.0	10.9	29.9
Balance at end of period	$220.9	$138.3	$121.1
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

	For the Year Ended December 31,
	2017	2016	2015
Net income attributable to nonredeemable noncontrolling interests	$61.2	$56.4	$55.9
Net income attributable to redeemable noncontrolling interests	17.9	14.1	13.8
Net income attributable to noncontrolling interests	$79.1	$70.5	$69.7
On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. As of December 31, 2017, the value of those outstanding shares of Holdings was approximately $192 million. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

12.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2017	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$17.8	$—	$17.8	$—	M
Other long-term assets:
Restricted marketable securities	44.2	—	44.2	—	M
Redeemable noncontrolling interests	220.9	—	—	220.9	I
As of December 31, 2016
Prepaid expenses and other current assets:
Current portion of restricted marketable securities	$24.2	$—	$24.2	$—	M
Other long-term assets:
Restricted marketable securities	33.5	—	33.5	—	M
Redeemable noncontrolling interests	138.3	—	—	138.3	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the years ended December 31, 2017, 2016, and 2015, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$95.0	$95.0	$152.0	$152.0
Term loan facilities	294.7	296.3	421.2	422.5
5.125% Senior Notes due 2023	295.9	306.8	295.3	297.8
5.75% Senior Notes due 2024	1,193.9	1,228.5	1,193.2	1,216.6
5.75% Senior Notes due 2025	344.4	364.9	343.9	349.6
2.00% Convertible Senior Subordinated Notes due 2043	—	—	275.7	382.6
Other notes payable	82.3	82.3	55.8	55.8
Financial commitments:
Letters of credit	—	35.4	—	33.3
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”

13.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options, SARs, and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded between January 1, 2015 and May 8, 2016 was issued under the Amended and Restated 2008 Equity Incentive Plan (the “2008 Plan”), a stockholder-approved plan that reserved and provided for the grant of up to nine million shares of common stock. This plan allowed the grants of nonqualified stock options, incentive stock options, restricted stock, SARs, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards. No additional stock-based compensation was or will be issued from the 2008 Plan.
In May 2016, our stockholders approved the 2016 Omnibus Performance Incentive Plan, which reserves and provides for the grant of up to 14,000,000 shares of common stock. All employee stock-based compensation awarded after May 8, 2016 was issued under this plan. This plan allows for the same types of equity grants as the 2008 Plan.
Stock Options—
Under our share-based incentive plans, officers and employees are given the right to purchase shares of Encompass Health common stock at a fixed grant price determined on the day the options are granted. The terms and conditions of the options, including exercise prices and the periods in which options are exercisable, are generally at the discretion of the compensation committee of our board of directors. However, no options are exercisable beyond ten years from the date of grant. Granted options vest over the awards’ requisite service periods, which are generally three years.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair values of the options granted during the years ended December 31, 2017, 2016, and 2015 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2017	2016	2015
Expected volatility	30.5%	37.2%	39.5%
Risk-free interest rate	2.1%	1.6%	1.9%
Expected life (years)	7.7	7.5	7.7
Dividend yield	2.2%	2.1%	2.1%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2017, 2016, and 2015 was $11.55, $11.55, and $15.11, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2016	1,575	$21.45
Granted	95	42.22
Exercised	(1,107)	18.58
Forfeitures	(3)	43.14
Expirations	(3)	23.19
Outstanding, December 31, 2017	557	30.53	6.0	$10.5
Exercisable, December 31, 2017	377	25.81	4.6	8.9
We recognized approximately $0.8 million, $1.6 million, and $1.6 million of compensation expense related to our stock options for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $1.3 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 23 months. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was $29.0 million, $9.1 million, and $4.2 million, respectively.
Stock Appreciation Rights—
In conjunction with the EHHI acquisition, we granted SARs based on Encompass Health Home Health Holdings, Inc. (“Holdings”) common stock to certain members of EHHI management at closing on December 31, 2014. Under a separate plan, we granted 122,976 SARs that vest based on continued employment and an additional maximum number of 129,124 SARs that vest based on continued employment and the extent of the attainment of a specified 2017 performance measure. The maximum number of performance SARs was achieved. In general terms, half of the SARs of each type will vest on December 31, 2018 with the remainder vesting on December 31, 2019. The SARs that ultimately vest will expire on the tenth

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

anniversary of the grant date or within a specified period following any earlier termination of employment. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. The fair value of Holdings’ common stock is determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies.
The fair value of the SARs granted in conjunction with the EHHI acquisition has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2017	2016
Expected volatility	28.7%	25.9%
Risk-free interest rate	1.9%	1.9%
Expected life (years)	2.1	5.3
Dividend yield	—%	—%
We did not include a dividend payment as part of our pricing model because Holdings currently does not pay dividends on its common stock. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of SARs granted in conjunction with the EHHI acquisition was $199.41 and $84.33 as of December 31, 2017 and 2016, respectively.
We recognized approximately $26.0 million, $5.8 million, and $3.5 million of compensation expense related to our SARs for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $15.0 million of unrecognized compensation cost related to unvested SARs. This cost is expected to be recognized over a weighted-average period of 27 months. The remaining unrecognized compensation expense for our SARs may vary each reporting period based on changes in both operational performance and the specified median market multiple. As of December 31, 2017, 252,100 SARs were outstanding.
Restricted Stock—
The RSAs granted in 2017, 2016, and 2015 included service-based awards, performance-based awards (that also included a service requirement), and (in 2015) market condition awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date. For RSAs with a market condition, the fair value of the RSA is determined using a lattice model. Inputs into the model include the historical price volatility of our common stock, the historical volatility of the common stock of the companies in the defined peer group, and the risk-free interest rate. Utilizing these inputs and potential future changes in stock prices, multiple trials are run to determine the fair value.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2016	618	$35.06
Granted	504	42.85
Vested	(427)	34.83
Forfeited	(22)	39.22
Nonvested shares at December 31, 2017	673	40.90

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The weighted-average grant date fair value of restricted stock granted during the years ended December 31, 2016 and 2015 was $33.56 and $27.86 per share, respectively. We recognized approximately $19.6 million, $18.7 million, and $19.5 million of compensation expense related to our restricted stock awards for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there was $24.0 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was $17.7 million, $24.3 million, and $41.0 million, respectively. We accrue dividends on outstanding RSAs which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2017, 2016, and 2015, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2017, 2016, and 2015, we issued 27,594, 32,031, and 30,744 RSUs, respectively, with a fair value of $47.30, $40.75, and $42.46, respectively, per unit. We recognized approximately $1.3 million, $1.3 million, and $1.3 million, respectively, of compensation expense upon their issuance in 2017, 2016, and 2015. There was no unrecognized compensation related to unvested shares as of December 31, 2017. During the years ended December 31, 2017, 2016, and 2015, we issued an additional 9,968, 10,248, and 7,645, respectively, of RSUs as dividend equivalents. As of December 31, 2017, 471,696 RSUs were outstanding.

14.	Employee Benefit Plans:
Substantially all Encompass Health hospital employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2017, 2016, and 2015, costs associated with these plans, net of amounts paid by employees, approximated $120.8 million, $119.0 million, and $109.3 million, respectively.
The Encompass Health Retirement Investment Plan is a qualified 401(k) savings plan. The plan allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. Encompass Health’s employer matching contribution is 50% of the first 6% of each participant’s elective deferrals. All contributions to the plan are in the form of cash. Employees who are at least 21 years of age are eligible to participate in the plan. Employer contributions vest 100% after three years of service. Participants are always fully vested in their own contributions.
Employer contributions to the Encompass Health Retirement Investment Plan approximated $18.2 million, $16.6 million, and $15.0 million in 2017, 2016, and 2015, respectively. In 2017, 2016, and 2015, approximately $1.4 million, $0.6 million, and $0.9 million, respectively, from the plan’s forfeiture account were used to fund the matching contributions in accordance with the terms of the plan.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2018, we expect to pay approximately $15.1 million under the program for the year ended December 31, 2017. In February 2017 and 2016, we paid $11.2 million and $9.4 million, respectively, under the program for the years ended December 31, 2016 and 2015.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

15.	Income Taxes:
On December 22, 2017, the US enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is commonly referred to as “US tax reform,” significantly changes US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. As a result, we recorded a net charge of $1.2 million during the fourth quarter of 2017. This amount, which is included in Provision for income tax expense in the consolidated statement of operations, consists of three components: (i) a $10.1 million charge resulting from the remeasurement of our net federal deferred tax assets based on the new lower corporate income tax rate, (ii) a $14.7 million credit resulting from the remeasurement of our net state deferred tax assets as a result of the decreased federal benefit implicit in the new lower corporate income tax rate, and (iii) a $5.8 million charge resulting from the remeasurement of our net valuation allowances for state NOLs as a result of the decreased federal benefit implicit in the new lower corporate income tax rate. The net charge of $1.2 million did not have a material impact on our effective tax rate. In addition, we adopted the Tax Act’s provisions allowing for 100% bonus depreciation on qualifying assets placed in service after September 27, 2017, which resulted in additional bonus depreciation deductions of $8.8 million in the fourth quarter of 2017.
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal	$72.2	$16.1	$2.6
State and other	12.8	14.9	12.2
Total current expense	85.0	31.0	14.8
Deferred:
Federal	74.2	130.5	113.9
State and other	1.4	2.4	13.2
Total deferred expense	75.6	132.9	127.1
Total income tax expense related to continuing operations	$160.6	$163.9	$141.9
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2017	2016	2015
Tax expense at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	3.5%	3.8%	3.6%
Increase in valuation allowance	0.4%	0.1%	1.2%
Noncontrolling interests	(4.6)%	(4.4)%	(5.3)%
Share-based windfall tax benefits	(1.8)%	—%	—%
Other, net	(0.1)%	(0.5)%	1.4%
Income tax expense	32.4%	34.0%	35.9%
The Provision for income tax expense in 2017 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests and (2) share-based windfall tax benefits offset by (3) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The Provision for income tax expense in 2016 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests offset by (2) state and other income tax expense.
The Provision for income tax expense in 2015 was greater than the federal statutory rate primarily due to: (1) state and other income tax expense and (2) an increase in our valuation allowance offset by (3) the impact of noncontrolling interests. The increase in our valuation allowance in 2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of EHHI, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction.
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2017	2016
Deferred income tax assets:
Net operating loss	$77.3	$64.8
Property, net	36.3	52.1
Insurance reserve	19.9	32.0
Stock-based compensation	19.5	23.7
Allowance for doubtful accounts	14.0	19.3
Alternative minimum tax	—	7.5
Carrying value of partnerships	—	12.9
Other accruals	20.4	26.1
Tax credits	2.8	2.6
Noncontrolling interest	26.3	14.8
Other	0.5	0.8
Total deferred income tax assets	217.0	256.6
Less: Valuation allowance	(35.8)	(27.9)
Net deferred income tax assets	181.2	228.7
Deferred income tax liabilities:
Deferred revenue	(28.9)	—
Intangibles	(80.0)	(113.2)
Convertible debt interest	—	(38.1)
Carrying value of partnerships	(6.2)	—
Other	(2.5)	(1.6)
Total deferred income tax liabilities	(117.6)	(152.9)
Net deferred income tax assets	$63.6	$75.8
In the consolidated statements of shareholders’ equity, the fair value adjustments to redeemable noncontrolling interests have been reported net of tax for each period presented. The amount of tax benefit allocated to Capital in excess of par value was ($25.1) million, ($4.2) million, and $(11.7) million for the years ended December 31, 2017, 2016, and 2015, respectively.
We have state NOLs of $77.3 million that expire in various amounts at varying times through 2031. For the years ended December 31, 2017, 2016, and 2015, the net changes in our valuation allowance were $7.9 million, $0.3 million, and $4.6 million, respectively. The increase in our valuation allowance in 2017 related primarily to the impact of remeasuring our state NOL deferred tax assets and their corresponding valuation allowances pursuant to the Tax Act. The increase in our valuation allowance in 2016 related primarily to the valuation of our tax credits. The increase in our valuation allowance in

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2015 related primarily to changes to our state apportionment percentages resulting from the acquisitions of EHHI, Reliant, and CareSouth and changes to our current forecast of earnings in each jurisdiction.
As of December 31, 2017, we have a remaining valuation allowance of $35.8 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions or credit utilizations differs from our expectations.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our Medicare Administrative Contractors. In March 2017, the IRS approved our request resulting in additional cash tax benefits of approximately $51.3 million through December 31, 2017. Approximately $39 million of this amount represents pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate. The Tax Act included revisions to Internal Revenue Code §451 that may eliminate this deferral of revenue for tax purposes and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its future impact on the method change we received in March 2017.
As of January 1, 2015, total remaining gross unrecognized tax benefits were $0.9 million, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2015. Total remaining gross unrecognized tax benefits were $2.9 million as of December 31, 2015, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2016. Total remaining gross unrecognized tax benefits were $2.8 million as of December 31, 2016, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits decreased $2.5 million during 2017, primarily related to the favorable settlement of a federal interest claim. Total remaining gross unrecognized tax benefits were $0.3 million as of December 31, 2017, all of which would affect our effective tax rate if recognized.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2015	$0.9	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	1.7	—
Gross amount of increases in unrecognized tax benefits related to current period	0.3	—
December 31, 2015	2.9	—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.3	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)	—
Gross amount of increases in unrecognized tax benefits related to current period	0.1	—
Gross amount of decreases in unrecognized tax benefits related to current period	(0.1)	—
December 31, 2016	2.8	—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2.1)	—
December 31, 2017	$0.3	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2017, 2016, and 2015 was not material. Accrued interest income related to income taxes as of December 31, 2017 and 2016 was not material.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year, in December 2016 for the 2017 tax year, and in January 2018 for the 2018 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and is currently examining 2016, 2017, and 2018 tax years. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. In February 2017, the IRS issued a no-change Revenue Agent’s Report effectively closing our 2015 tax audit. We have settled federal income tax examinations with the IRS for all tax years through 2013 as well as 2015. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by two states for tax years ranging from 2012 through 2015.
For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate none of our unrecognized tax benefits will be released within the next 12 months.
See also Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements.”

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

16.	Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2017	2016	2015
Basic:
Numerator:
Income from continuing operations	$335.8	$318.1	$253.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(79.1)	(70.5)	(69.7)
Less: Income allocated to participating securities	(0.8)	(0.8)	(1.0)
Less: Convertible perpetual preferred stock dividends	—	—	(1.6)
Income from continuing operations attributable to Encompass Health common shareholders	255.9	246.8	181.4
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.4)	—	(0.9)
Net income attributable to Encompass Health common shareholders	$255.5	$246.8	$180.5
Denominator:
Basic weighted average common shares outstanding	93.7	89.1	89.4
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.73	$2.77	$2.03
Discontinued operations	—	—	(0.01)
Net income	$2.73	$2.77	$2.02

Diluted:
Numerator:
Income from continuing operations	$335.8	$318.1	$253.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(79.1)	(70.5)	(69.7)
Add: Interest on convertible debt, net of tax	4.6	9.7	9.4
Add: Loss on extinguishment of convertible debt, net of tax	6.2	—	—
Income from continuing operations attributable to Encompass Health common shareholders	267.5	257.3	193.4
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.4)	—	(0.9)
Net income attributable to Encompass Health common shareholders	$267.1	$257.3	$192.5
Denominator:
Diluted weighted average common shares outstanding	99.3	99.5	101.0
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.69	$2.59	$1.92
Discontinued operations	—	—	(0.01)
Net income	$2.69	$2.59	$1.91

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	93.7	89.1	89.4
Convertible perpetual preferred stock	—	—	1.0
Convertible senior subordinated notes	4.0	8.5	8.3
Restricted stock awards, dilutive stock options, and restricted stock units	1.6	1.9	2.3
Diluted weighted average common shares outstanding	99.3	99.5	101.0
Options to purchase approximately 0.2 million and 0.1 million shares of common stock were outstanding as of December 31, 2017 and 2016, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. During 2017, 2016 and 2015, we repurchased 0.9 million, 1.7 million, and 1.3 million shares of our common stock in the open market for $38.1 million, $65.6 million, and $45.3 million, respectively.
In July 2014, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.21 per share. The cash dividend of $0.21 per common share was declared and paid each quarter through July 2015. In July 2015, our board of directors approved an increase in the quarterly cash dividend and declared a dividend of $0.23 per share. The cash dividend of $0.23 per common share was declared and paid each quarter through July 2016. In July 2016, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.24 per share. The cash dividend of $0.24 per common share was declared and paid each quarter through July 2017. In July 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share. The cash dividend of $0.25 per common share was declared in July 2017 and October 2017 and paid in October 2017 and January 2018, respectively. On February 23, 2018, our board of directors declared a cash dividend of $0.25 per share, payable on April 16, 2018 to stockholders of record on April 2, 2018. As of December 31, 2017 and 2016, accrued common stock dividends of $25.4 million and $22.2 million were included in Other current liabilities in our consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
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
On September 30, 2009, we issued 5.0 million shares of common stock and 8.2 million common stock warrants in full satisfaction of our obligation to do so under the January 2007 comprehensive settlement of the consolidated securities action brought against us by our stockholders and bondholders. Prior to their expiration on January 17, 2017, the warrants were exercisable at a price of $41.40 per share by means of a cash or a cashless exercise at the option of the holder. The warrants were not assumed exercised for dilutive shares outstanding because they were antidilutive in the 2016 and 2015 periods presented.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

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
Nichols Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the Circuit Court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against Encompass Health and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of those named officers has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims are derivative in nature, and the claims are time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. The supreme court has not yet scheduled a hearing on the appeal.
We are vigorously defending ourselves in this case. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate an amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. On November 8, 2017, the supreme court heard the oral argument of the appeal but has not yet rendered a decision.
We posted a bond in the amount of the judgment pending resolution of our appeal. We are vigorously defending ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we have recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of December 31, 2017, we maintained a liability of $20.2 million in Accrued expenses and other liabilities in our consolidated balance sheet with a corresponding receivable of $15.5 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.
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
Other Matters—
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the False Claims Act. These lawsuits, also known as “whistleblower” or “qui tam” actions, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. Qui tam cases are sealed at the time of filing, which means knowledge of the information contained in the complaint typically is limited to the relator, the federal government, and the presiding court. The defendant in a qui tam action may remain unaware of the existence of a sealed complaint for years. While the complaint is under seal, the government reviews the merits of the case and may conduct a broad investigation and seek discovery from the defendant and other parties before deciding whether to intervene in the case and take the lead on litigating the claims. The court lifts the seal when the government makes its decision on whether to intervene. If the government decides not to intervene, the relator may elect to continue to pursue the lawsuit individually on behalf of the government. It is possible that qui tam lawsuits

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the False Claims Act.
It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the HHS-OIG and CMS relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, Encompass Health refunding amounts to Medicare or other federal healthcare programs.
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $35.6 million in 2018, $20.5 million in 2019, $16.9 million in 2020, $8.8 million in 2021, $1.7 million in 2022, and $2.0 million thereafter. These contracts primarily relate to software licensing and support.

18.	Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 31 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2017, we operate 127 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of December 31, 2017, we provide home health and hospice services in 237 locations across 28 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Net operating revenues	$3,188.1	$3,021.1	$2,653.1	$783.3	$686.1	$509.8
Less: Provision for doubtful accounts	(46.8)	(57.0)	(44.7)	(5.6)	(4.2)	(2.5)
Net operating revenues less provision for doubtful accounts	3,141.3	2,964.1	2,608.4	777.7	681.9	507.3
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	1,603.8	1,493.4	1,310.6	—	—	—
Other operating expenses	462.5	431.5	387.7	—	—	—
Supplies	135.7	128.8	120.9	—	—	—
Occupancy costs	61.9	61.2	46.2	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	368.4	336.5	244.8
Support and overhead costs	—	—	—	277.2	237.2	172.7
	2,263.9	2,114.9	1,865.4	645.6	573.7	417.5
Other income	(4.1)	(2.9)	(2.3)	—	—	—
Equity in net income of nonconsolidated affiliates	(7.3)	(9.1)	(8.6)	(0.7)	(0.7)	(0.1)
Noncontrolling interests	67.6	64.0	62.9	6.9	6.5	6.8
Segment Adjusted EBITDA	$821.2	$797.2	$691.0	$125.9	$102.4	$83.1

Capital expenditures	$238.0	$198.3	$151.7	$10.7	$8.7	$5.8

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of December 31, 2017
Total assets	$3,789.1	$1,150.5	$4,893.7
Investments in and advances to nonconsolidated affiliates	9.3	2.6	11.9
As of December 31, 2016
Total assets	$3,629.6	$1,123.7	$4,681.9
Investments in and advances to nonconsolidated affiliates	10.6	2.4	13.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Segment reconciliations (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Total segment Adjusted EBITDA	$947.1	$899.6	$774.1
General and administrative expenses	(171.7)	(133.4)	(133.3)
Depreciation and amortization	(183.8)	(172.6)	(139.7)
Loss on disposal of assets	(4.6)	(0.7)	(2.6)
Government, class action, and related settlements	—	—	(7.5)
Professional fees—accounting, tax, and legal	—	(1.9)	(3.0)
Loss on early extinguishment of debt	(10.7)	(7.4)	(22.4)
Interest expense and amortization of debt discounts and fees	(154.4)	(172.1)	(142.9)
Net income attributable to noncontrolling interests	79.1	70.5	69.7
Tax reform impact on noncontrolling interests	(4.6)	—	—
Gain related to SCA equity interest	—	—	3.2
Income from continuing operations before income tax expense	$496.4	$482.0	$395.6

	As of December 31, 2017	As of December 31, 2016
Total assets for reportable segments	$4,939.6	$4,753.3
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(45.9)	(71.4)
Total consolidated assets	$4,893.7	$4,681.9
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2017	2016	2015
Inpatient rehabilitation:
Inpatient	$3,082.4	$2,905.5	$2,547.2
Outpatient and other	105.7	115.6	105.9
Total inpatient rehabilitation	3,188.1	3,021.1	2,653.1
Home health and hospice:
Home health	706.7	635.2	478.1
Hospice	76.6	50.9	31.7
Total home health and hospice	783.3	686.1	509.8
Total net operating revenues	$3,971.4	$3,707.2	$3,162.9

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

19.	Quarterly Data (Unaudited):

	2017
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$974.8	$981.3	$995.6	$1,019.7	$3,971.4
Operating earnings (a)	147.1	141.3	145.2	144.7	578.3
Provision for income tax expense	39.7	28.6	43.1	49.2	160.6
Income from continuing operations	84.7	79.2	85.2	86.7	335.8
(Loss) income from discontinued operations, net of tax	(0.3)	0.2	(0.1)	(0.2)	(0.4)
Net income	84.4	79.4	85.1	86.5	335.4
Less: Net income attributable to noncontrolling interests	(17.6)	(16.4)	(19.2)	(25.9)	(79.1)
Net income attributable to Encompass Health	$66.8	$63.0	$65.9	$60.6	$256.3
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.75	$0.70	$0.67	$0.62	$2.73
Discontinued operations	—	—	—	—	—
Net income	$0.75	$0.70	$0.67	$0.62	$2.73
Diluted earnings per share attributable to Encompass Health common shareholders: (b) (c)
Continuing operations	$0.70	$0.70	$0.67	$0.61	$2.69
Discontinued operations	—	—	—	—	—
Net income	$0.70	$0.70	$0.67	$0.61	$2.69

(a)
We define operating earnings as income from continuing operations attributable to Encompass Health before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense.

(b)	Per share amounts may not sum due to the weighted average common shares outstanding during each quarter compared to the weighted average common shares outstanding during the entire year.

(c)
For the second quarter of 2017, adding back the loss on extinguishment of convertible debt, net of tax to our Income from continuing operations attributable to Encompass Health common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount. Therefore, basic and diluted earnings per common share are the same for the three months ended June 30, 2017.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

	2016
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$909.8	$920.7	$926.8	$949.9	$3,707.2
Operating earnings (a)	144.2	150.2	148.2	145.5	588.1
Provision for income tax expense	39.7	42.4	42.1	39.7	163.9
Income from continuing operations	76.8	81.3	78.2	81.8	318.1
(Loss) income from discontinued operations, net of tax	(0.1)	(0.1)	(0.1)	0.3	—
Net income	76.7	81.2	78.1	82.1	318.1
Less: Net income attributable to noncontrolling interests	(18.7)	(18.6)	(16.4)	(16.8)	(70.5)
Net income attributable to Encompass Health	$58.0	$62.6	$61.7	$65.3	$247.6
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.65	$0.70	$0.69	$0.73	$2.77
Discontinued operations	—	—	—	—	—
Net income	$0.65	$0.70	$0.69	$0.73	$2.77
Diluted earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.61	$0.65	$0.64	$0.68	$2.59
Discontinued operations	—	—	—	—	—
Net income	$0.61	$0.65	$0.64	$0.68	$2.59

(a)
We define operating earnings as income from continuing operations attributable to Encompass Health before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense.

(b)	Per share amounts may not sum due to the weighted average common shares outstanding during each quarter compared to the weighted average common shares outstanding during the entire year.

20.	Condensed Consolidating Financial Information:
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by Encompass Health, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. Encompass Health’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in nonguarantor subsidiaries and nonguarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting with the related investment presented within the line items Intercompany receivable and Intercompany payable in the accompanying condensed consolidating balance sheets.
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
Periodically, certain wholly owned subsidiaries of Encompass Health make dividends or distributions of available cash and/or intercompany receivable balances to their parents. In addition, Encompass Health makes contributions to certain wholly

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

owned subsidiaries. When made, these dividends, distributions, and contributions impact the Intercompany receivable, Intercompany payable, and Encompass Health shareholders’ equity line items in the accompanying condensed consolidating balance sheet but have no impact on the consolidated financial statements of Encompass Health Corporation.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$21.3	$2,258.7	$1,817.5	$(126.1)	$3,971.4
Less: Provision for doubtful accounts	—	(30.7)	(21.7)	—	(52.4)
Net operating revenues less provision for doubtful accounts	21.3	2,228.0	1,795.8	(126.1)	3,919.0
Operating expenses:
Salaries and benefits	34.7	1,077.4	1,063.5	(21.0)	2,154.6
Other operating expenses	32.8	321.8	230.7	(48.6)	536.7
Occupancy costs	1.9	93.4	34.7	(56.5)	73.5
Supplies	—	93.2	56.1	—	149.3
General and administrative expenses	143.7	—	28.0	—	171.7
Depreciation and amortization	8.8	103.4	71.6	—	183.8
Total operating expenses	221.9	1,689.2	1,484.6	(126.1)	3,269.6
Loss on early extinguishment of debt	10.7	—	—	—	10.7
Interest expense and amortization of debt discounts and fees	130.5	21.1	23.8	(21.0)	154.4
Other (income) loss	(21.7)	0.2	(3.6)	21.0	(4.1)
Equity in net income of nonconsolidated affiliates	—	(7.3)	(0.7)	—	(8.0)
Equity in net income of consolidated affiliates	(341.6)	(40.3)	—	381.9	—
Management fees	(145.0)	108.3	36.7	—	—
Income from continuing operations before income tax (benefit) expense	166.5	456.8	255.0	(381.9)	496.4
Provision for income tax (benefit) expense	(90.2)	182.3	68.5	—	160.6
Income from continuing operations	256.7	274.5	186.5	(381.9)	335.8
Loss from discontinued operations, net of tax	(0.4)	—	—	—	(0.4)
Net income	256.3	274.5	186.5	(381.9)	335.4
Less: Net income attributable to noncontrolling interests	—	—	(79.1)	—	(79.1)
Net income attributable to Encompass Health	$256.3	$274.5	$107.4	$(381.9)	$256.3
Comprehensive income	$256.2	$274.5	$186.5	$(381.9)	$335.3
Comprehensive income attributable to Encompass Health	$256.2	$274.5	$107.4	$(381.9)	$256.2

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2016
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$20.1	$2,171.7	$1,633.3	$(117.9)	$3,707.2
Less: Provision for doubtful accounts	—	(41.8)	(19.4)	—	(61.2)
Net operating revenues less provision for doubtful accounts	20.1	2,129.9	1,613.9	(117.9)	3,646.0
Operating expenses:
Salaries and benefits	45.5	1,006.1	952.6	(18.3)	1,985.9
Other operating expenses	25.5	309.8	203.1	(46.3)	492.1
Occupancy costs	2.9	89.8	31.9	(53.3)	71.3
Supplies	—	89.9	50.1	—	140.0
General and administrative expenses	126.7	—	6.7	—	133.4
Depreciation and amortization	9.4	102.8	60.4	—	172.6
Professional fees—accounting, tax, and legal	1.9	—	—	—	1.9
Total operating expenses	211.9	1,598.4	1,304.8	(117.9)	2,997.2
Loss on early extinguishment of debt	7.4	—	—	—	7.4
Interest expense and amortization of debt discounts and fees	147.3	21.6	23.1	(19.9)	172.1
Other income	(19.6)	(0.4)	(2.8)	19.9	(2.9)
Equity in net income of nonconsolidated affiliates	—	(9.0)	(0.8)	—	(9.8)
Equity in net income of consolidated affiliates	(347.2)	(41.2)	—	388.4	—
Management fees	(136.2)	103.1	33.1	—	—
Income from continuing operations before income tax (benefit) expense	156.5	457.4	256.5	(388.4)	482.0
Provision for income tax (benefit) expense	(91.1)	182.6	72.4	—	163.9
Income from continuing operations	247.6	274.8	184.1	(388.4)	318.1
Income from discontinued operations, net of tax	—	—	—	—	—
Net income	247.6	274.8	184.1	(388.4)	318.1
Less: Net income attributable to noncontrolling interests	—	—	(70.5)	—	(70.5)
Net income attributable to Encompass Health	$247.6	$274.8	$113.6	$(388.4)	$247.6
Comprehensive income	$247.6	$274.8	$184.1	$(388.4)	$318.1
Comprehensive income attributable to Encompass Health	$247.6	$274.8	$113.6	$(388.4)	$247.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2015
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$19.4	$1,871.6	$1,375.4	$(103.5)	$3,162.9
Less: Provision for doubtful accounts	—	(33.7)	(13.5)	—	(47.2)
Net operating revenues less provision for doubtful accounts	19.4	1,837.9	1,361.9	(103.5)	3,115.7
Operating expenses:
Salaries and benefits	49.4	866.7	771.8	(17.1)	1,670.8
Other operating expenses	31.3	266.2	175.9	(41.3)	432.1
Occupancy costs	4.0	66.9	28.1	(45.1)	53.9
Supplies	—	82.8	45.9	—	128.7
General and administrative expenses	128.3	—	5.0	—	133.3
Depreciation and amortization	9.9	82.8	47.0	—	139.7
Government, class action, and related settlements	7.5	—	—	—	7.5
Professional fees—accounting, tax, and legal	3.0	—	—	—	3.0
Total operating expenses	233.4	1,365.4	1,073.7	(103.5)	2,569.0
Loss on early extinguishment of debt	22.4	—	—	—	22.4
Interest expense and amortization of debt discounts and fees	130.0	11.2	13.1	(11.4)	142.9
Other income	(13.6)	(0.2)	(3.1)	11.4	(5.5)
Equity in net income of nonconsolidated affiliates	—	(8.5)	(0.2)	—	(8.7)
Equity in net income of consolidated affiliates	(320.4)	(40.3)	—	360.7	—
Management fees	(119.7)	88.8	30.9	—	—
Income from continuing operations before income tax (benefit) expense	87.3	421.5	247.5	(360.7)	395.6
Provision for income tax (benefit) expense	(96.9)	168.2	70.6	—	141.9
Income from continuing operations	184.2	253.3	176.9	(360.7)	253.7
(Loss) income from discontinued operations, net of tax	(1.1)	—	0.2	—	(0.9)
Net income	183.1	253.3	177.1	(360.7)	252.8
Less: Net income attributable to noncontrolling interests	—	—	(69.7)	—	(69.7)
Net income attributable to Encompass Health	$183.1	$253.3	$107.4	$(360.7)	$183.1
Comprehensive income	$182.4	$253.3	$177.1	$(360.7)	$252.1
Comprehensive income attributable to Encompass Health	$182.4	$253.3	$107.4	$(360.7)	$182.4

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$34.3	$2.9	$17.2	$—	$54.4
Restricted cash	—	—	62.4	—	62.4
Accounts receivable, net	—	285.2	186.9	—	472.1
Prepaid expenses and other current assets	61.4	21.7	48.7	(18.5)	113.3
Total current assets	95.7	309.8	315.2	(18.5)	702.2
Property and equipment, net	101.8	991.5	423.8	—	1,517.1
Goodwill	—	854.6	1,118.0	—	1,972.6
Intangible assets, net	11.8	105.1	286.2	—	403.1
Deferred income tax assets	97.4	8.4	—	(42.2)	63.6
Other long-term assets	49.2	100.5	85.4	—	235.1
Intercompany notes receivable	486.2	—	—	(486.2)	—
Intercompany receivable and investments in consolidated affiliates	2,839.1	311.3	—	(3,150.4)	—
Total assets	$3,681.2	$2,681.2	$2,228.6	$(3,697.3)	$4,893.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.8	$7.4	$9.6	$(17.5)	$32.3
Accounts payable	10.4	43.5	24.5	—	78.4
Accrued payroll	36.1	63.8	72.2	—	172.1
Accrued interest payable	21.9	2.6	0.2	—	24.7
Other current liabilities	108.8	15.6	86.6	(1.0)	210.0
Total current liabilities	210.0	132.9	193.1	(18.5)	517.5
Long-term debt, net of current portion	2,258.5	242.2	44.7	—	2,545.4
Intercompany notes payable	—	—	486.2	(486.2)	—
Self-insured risks	9.6	—	100.5	—	110.1
Other long-term liabilities	21.4	17.8	78.1	(42.1)	75.2
Intercompany payable	—	—	144.8	(144.8)	—
	2,499.5	392.9	1,047.4	(691.6)	3,248.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	220.9	—	220.9
Shareholders’ equity:
Encompass Health shareholders’ equity	1,181.7	2,288.3	717.4	(3,005.7)	1,181.7
Noncontrolling interests	—	—	242.9	—	242.9
Total shareholders’ equity	1,181.7	2,288.3	960.3	(3,005.7)	1,424.6
Total liabilities and shareholders’ equity	$3,681.2	$2,681.2	$2,228.6	$(3,697.3)	$4,893.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2016
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$20.6	$1.6	$18.3	$—	$40.5
Restricted cash	—	—	60.9	—	60.9
Accounts receivable, net	—	273.3	170.5	—	443.8
Prepaid expenses and other current assets	49.9	24.0	54.0	(18.6)	109.3
Total current assets	70.5	298.9	303.7	(18.6)	654.5
Property and equipment, net	41.6	979.7	370.5	—	1,391.8
Goodwill	—	858.4	1,068.8	—	1,927.2
Intangible assets, net	12.0	115.5	283.8	—	411.3
Deferred income tax assets	90.9	57.6	—	(72.7)	75.8
Other long-term assets	49.0	95.1	77.2	—	221.3
Intercompany notes receivable	528.8	—	—	(528.8)	—
Intercompany receivable and investments in consolidated affiliates	2,855.5	107.7	—	(2,963.2)	—
Total assets	$3,648.3	$2,512.9	$2,104.0	$(3,583.3)	$4,681.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.0	$6.4	$8.2	$(17.5)	$37.1
Accounts payable	7.0	37.2	24.1	—	68.3
Accrued payroll	31.6	57.3	58.4	—	147.3
Accrued interest payable	22.8	2.8	0.2	—	25.8
Other current liabilities	96.3	21.6	80.3	(1.1)	197.1
Total current liabilities	197.7	125.3	171.2	(18.6)	475.6
Long-term debt, net of current portion	2,679.2	248.9	51.2	—	2,979.3
Intercompany notes payable	—	—	528.8	(528.8)	—
Self-insured risks	14.1	—	96.3	—	110.4
Other long-term liabilities	21.4	15.2	85.3	(72.3)	49.6
Intercompany payable	—	—	167.6	(167.6)	—
	2,912.4	389.4	1,100.4	(787.3)	3,614.9
Commitments and contingencies
Redeemable noncontrolling interests	—	—	138.3	—	138.3
Shareholders’ equity:
Encompass Health shareholders’ equity	735.9	2,123.5	672.5	(2,796.0)	735.9
Noncontrolling interests	—	—	192.8	—	192.8
Total shareholders’ equity	735.9	2,123.5	865.3	(2,796.0)	928.7
Total liabilities and shareholders’ equity	$3,648.3	$2,512.9	$2,104.0	$(3,583.3)	$4,681.9

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$27.6	$381.3	$248.3	$—	$657.2
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10.9)	—	(27.9)	—	(38.8)
Purchases of property and equipment	(39.4)	(106.1)	(80.3)	—	(225.8)
Additions to capitalized software costs	(16.3)	(0.2)	(2.7)	—	(19.2)
Proceeds from disposal of assets	—	11.7	0.6	—	12.3
Purchases of restricted investments	—	—	(8.5)	—	(8.5)
Net change in restricted cash	—	—	(1.5)	—	(1.5)
Proceeds from repayment of intercompany note receivable	51.0	—	—	(51.0)	—
Other	(3.7)	—	0.7	—	(3.0)
Net cash used in investing activities	(19.3)	(94.6)	(119.6)	(51.0)	(284.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(126.9)	—	(3.0)	—	(129.9)
Principal payments on intercompany note payable	—	—	(51.0)	51.0	—
Borrowings on revolving credit facility	273.3	—	—	—	273.3
Payments on revolving credit facility	(330.3)	—	—	—	(330.3)
Principal payments under capital lease obligations	—	(6.8)	(8.5)	—	(15.3)
Debt amendment and issuance costs	(3.1)	—	—	—	(3.1)
Repurchases of common stock, including fees and expenses	(38.1)	—	—	—	(38.1)
Dividends paid on common stock	(91.5)	—	—	—	(91.5)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(51.9)	—	(51.9)
Taxes paid on behalf of employees for shares withheld	(19.5)	—	(0.3)	—	(19.8)
Contributions from consolidated affiliates	—	—	20.8	—	20.8
Other	1.1	—	(0.7)	—	0.4
Change in intercompany advances	313.8	(278.6)	(35.2)	—	—
Net cash provided by (used in) financing activities	5.4	(285.4)	(129.8)	51.0	(358.8)
Increase (decrease) in cash and cash equivalents	13.7	1.3	(1.1)	—	13.9
Cash and cash equivalents at beginning of year	20.6	1.6	18.3	—	40.5
Cash and cash equivalents at end of year	$34.3	$2.9	$17.2	$—	$54.4

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$319.4	$—	$—	$—	$319.4

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2016
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$65.8	$327.4	$241.2	$—	$634.4
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(48.1)	—	(48.1)
Purchases of property and equipment	(21.8)	(77.4)	(78.5)	—	(177.7)
Additions to capitalized software costs	(22.8)	(0.2)	(2.2)	—	(25.2)
Proceeds from disposal of assets	—	0.7	23.2	—	23.9
Purchases of restricted investments	—	—	(1.3)	—	(1.3)
Net change in restricted cash	—	—	(15.1)	—	(15.1)
Funding of intercompany note receivable	(22.5)	—	—	22.5	—
Proceeds from repayment of intercompany note receivable	52.0	—	—	(52.0)	—
Other	(3.7)	(0.2)	2.3	—	(1.6)
Net cash provided by investing activities of discontinued operations	0.1	—	—	—	0.1
Net cash used in investing activities	(18.7)	(77.1)	(119.7)	(29.5)	(245.0)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(198.5)	(1.3)	(2.3)	—	(202.1)
Principal borrowings on intercompany notes payable	—	—	22.5	(22.5)	—
Principal payments on intercompany notes payable	—	—	(52.0)	52.0	—
Borrowings on revolving credit facility	335.0	—	—	—	335.0
Payments on revolving credit facility	(313.0)	—	—	—	(313.0)
Principal payments under capital lease obligations	(0.1)	(5.9)	(7.3)	—	(13.3)
Repurchases of common stock, including fees and expenses	(65.6)	—	—	—	(65.6)
Dividends paid on common stock	(83.8)	—	—	—	(83.8)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(64.9)	—	(64.9)
Taxes paid on behalf of employees for shares withheld	(11.6)	—	—	—	(11.6)
Contributions from consolidated affiliates	—	—	3.5	—	3.5
Other	6.9	—	(1.6)	—	5.3
Change in intercompany advances	263.0	(242.7)	(20.3)	—	—
Net cash used in financing activities	(67.7)	(249.9)	(122.4)	29.5	(410.5)
(Decrease) increase in cash and cash equivalents	(20.6)	0.4	(0.9)	—	(21.1)
Cash and cash equivalents at beginning of year	41.2	1.2	19.2	—	61.6
Cash and cash equivalents at end of year	$20.6	$1.6	$18.3	$—	$40.5

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2015
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$59.7	$214.6	$227.7	$—	$502.0
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(954.6)	—	(30.5)	—	(985.1)
Purchases of property and equipment	(15.9)	(62.0)	(50.5)	—	(128.4)
Additions to capitalized software costs	(24.5)	(0.4)	(3.2)	—	(28.1)
Proceeds from disposal of assets	—	3.5	0.5	—	4.0
Proceeds from sale of nonrestricted marketable securities	12.8	—	—	—	12.8
Purchases of restricted investments	—	—	(7.1)	—	(7.1)
Net change in restricted cash	—	—	2.7	—	2.7
Funding of intercompany note receivable	(2.0)	—	—	2.0	—
Proceeds from repayment of intercompany note receivable	24.0	—	—	(24.0)	—
Other	(0.5)	(1.9)	1.3	—	(1.1)
Net cash provided by investing activities of discontinued operations	0.5	—	—	—	0.5
Net cash used in investing activities	(960.2)	(60.8)	(86.8)	(22.0)	(1,129.8)
Cash flows from financing activities:
Principal borrowings on term loan facilities	250.0	—	—	—	250.0
Proceeds from bond issuance	1,400.0	—	—	—	1,400.0
Principal payments on debt, including pre-payments	(595.0)	(1.6)	(0.8)	—	(597.4)
Principal borrowings on intercompany notes payable	—	—	2.0	(2.0)	—
Principal payments on intercompany notes payable	—	—	(24.0)	24.0	—
Borrowings on revolving credit facility	540.0	—	—	—	540.0
Payments on revolving credit facility	(735.0)	—	—	—	(735.0)
Principal payments under capital lease obligations	(0.3)	(4.5)	(6.2)	—	(11.0)
Debt amendment and issuance costs	(31.9)	—	—	—	(31.9)
Repurchases of common stock, including fees and expenses	(45.3)	—	—	—	(45.3)
Dividends paid on common stock	(77.2)	—	—	—	(77.2)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(54.4)	—	(54.4)
Taxes paid on behalf of employees for shares withheld	(17.2)	—	—	—	(17.2)
Contributions from consolidated affiliates	—	—	3.0	—	3.0
Other	(0.9)	1.5	(1.5)	—	(0.9)
Change in intercompany advances	212.6	(149.4)	(63.2)	—	—
Net cash provided by (used in) financing activities	899.8	(154.0)	(145.1)	22.0	622.7
Decrease in cash and cash equivalents	(0.7)	(0.2)	(4.2)	—	(5.1)
Cash and cash equivalents at beginning of year	41.9	1.4	23.4	—	66.7
Cash and cash equivalents at end of year	$41.2	$1.2	$19.2	$—	$61.6

Supplemental schedule of noncash financing activities:
Conversion of preferred stock to common stock	$93.2	$—	$—	$—	$93.2
Intercompany note activity	$(183.5)	$—	$183.5	$—	$—

EXHIBIT LIST
Effective as of January 1, 2018, we changed our name to Encompass Health Corporation. By operatioin of law, any reference to “HealthSouth” in these exhibits should be read as “Encompass Health” as set forth in the Exhibit List below.

No.	Description
2.1
Stock Purchase Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., the sellers party thereto, Encompass Health Corporation, Encompass Health Home Health Corporation, and the sellers’ representative named therein (incorporated by reference to Exhibit 2.1 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).#

3.1.1
Amended and Restated Certificate of Incorporation of Encompass Health Corporation, effective as of January 1, 2018 (incorporated by reference to Exhibit 3.1 to Encompass Health’s Current Report on Form 8-K filed on October 25, 2017).

3.1.2
Certificate of Designations of 6.50% Series A Convertible Perpetual Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 7, 2006 (incorporated by reference to Exhibit 3.1 to Encompass Health’s Current Report on Form 8-K filed on March 9, 2006).

3.2
Amended and Restated Bylaws of Encompass Health Corporation, effective as of January 1, 2018 (incorporated by reference to Exhibit 3.2 to Encompass Health’s Current Report on Form 8-K filed on October 25, 2017).

4.1.1
Indenture, dated as of December 1, 2009, between Encompass Health Corporation and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to Encompass Health’s 5.125% Senior Notes due 2023, 5.75% Senior Notes due 2024, and 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.7.1 to Encompass Health’s Annual Report on Form 10-K filed on February 23, 2010).

4.1.2
First Supplemental Indenture, dated December 1, 2009, among Encompass Health Corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.7.2 to Encompass Health’s Annual Report on Form 10-K filed on February 23, 2010).

4.1.3
Second Supplemental Indenture, dated as of October 7, 2010, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on October 12, 2010).

4.1.4
Third Supplemental Indenture, dated October 7, 2010, among Encompass Health Corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.3 to Encompass Health’s Current Report on Form 8-K filed on October 12, 2010).

4.1.5
Fourth Supplemental Indenture, dated September 11, 2012, among Encompass Health Corporation, the Subsidiary Guarantors (as defined therein) and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to Encompass Health’s 5.75% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on September 11, 2012).

4.1.6
Fifth Supplemental Indenture, dated as of March 12, 2015, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to Encompass Health’s 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on March 12, 2015).

4.1.7
Sixth Supplemental Indenture, dated as of August 7, 2015, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to Encompass Health’s 5.75% Senior Notes due 2024 (incorporated by reference to Exhibit 4.4 to Encompass Health’s Current Report on Form 8-K filed on August 12, 2015).

4.1.8
Seventh Supplemental Indenture, dated as of September 16, 2015, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and successor in interest to The Bank of Nova Scotia Trust Company of New York, relating to Encompass Health’s 5.75% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Encompass Health’s Current Report on Form 8-K filed on September 21, 2015).

10.1.1	Encompass Health Corporation Amended and Restated 2004 Director Incentive Plan.*+

10.1.2	Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan).*+

10.2
Form of Indemnity Agreement entered into between Encompass Health Corporation and the directors of Encompass Health (incorporated by reference to Exhibit 10.31 to Encompass Health’s Annual Report on Form 10-K filed on June 27, 2005).+

10.3
Encompass Health Corporation Third Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on December 8, 2014).+

10.4
Description of the Encompass Health Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, “Other Matters,” in Encompass Health’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.5
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on March 24, 2017).+

10.6
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on March 24, 2017).+

10.7
Encompass Health Corporation Fourth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.1 to Encompass Health’s Quarterly Report on Form 10-Q filed on October 29, 2013).+

10.8	Encompass Health Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 10.1 to Encompass Health’s Quarterly Report on Form 10-Q filed on July 29, 2014).+

10.9.1
Encompass Health Corporation Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 4(d) to Encompass Health’s Registration Statement on Form S-8 filed on August 2, 2011).+

10.9.2	Form of Non-Qualified Stock Option Agreement (2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.10.2 to Encompass Health’s Annual Report on Form 10-K filed on February 22, 2017).+

10.9.3
Form of Non-Qualified Stock Option Agreement (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.10.3 to Encompass Health’s Annual Report on Form 10-K filed on February 22, 2017).+

10.9.4
Form of Restricted Stock Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.3 to Encompass Health’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.9.5
Form of Performance Share Unit Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.4 to Encompass Health’s Quarterly Report on Form 10-Q filed on August 4, 2011 and the description in Item 5, “Other Items,” in Encompass Health’s Quarterly Report on Form 10-Q filed on July 30, 2013).+

10.9.6
Form of Restricted Stock Unit Award (Amended and Restated 2008 Equity Incentive Plan)(incorporated by reference to Exhibit 10.1.5 to Encompass Health’s Quarterly Report on Form 10-Q filed on August 4, 2011).+

10.10	Encompass Health Corporation Directors’ Deferred Stock Investment Plan (incorporated by reference to Exhibit 10.15 to Encompass Health’s Annual Report on Form 10-K filed on February 19, 2013).+

10.11.1	Encompass Health Corporation 2016 Omnibus Performance Incentive Plan (incorporated by reference to Exhibit 10.1.1 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.11.2	Form of Non-Qualified Stock Option Agreement (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 12, 2016).+

10.11.3	Form of Restricted Stock Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.3 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.11.4	Form of Performance Share Unit Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.4 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.11.5	Form of Restricted Stock Unit Award (2016 Omnibus Performance Incentive Plan)(incorporated by reference to Exhibit 10.1.5 to Quarterly Report on Form 10-Q filed on July 29, 2016).+

10.12.1
Third Amended and Restated Credit Agreement, dated August 10, 2012, among Encompass Health Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to Encompass Health’s Quarterly Report on Form 10-Q filed on October 26, 2012).

10.12.2
First Amendment to the Third Amended and Restated Credit Agreement, dated June 11, 2013, among Encompass Health Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to Encompass Health’s Quarterly Report on Form 10-Q filed on July 30, 2013).

10.12.3
Second Amendment and Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of September 22, 2014, among Encompass Health Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on September 24, 2014).

10.12.4
Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of December 23, 2014, among Encompass Health Corporation, its subsidiary guarantors, the lenders party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on December 23, 2014).

10.12.5
Third Amendment and Additional Tranche Term Loan Amendment to Third Amended and Restated Credit Agreement, dated as of June 24, 2015, among Encompass Health Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on June 25, 2015).

10.12.6
Fourth Amendment and Additional Tranches of Term Loans Amendment to Third Amended and Restated Credit Agreement, dated as of July 29, 2015, among Encompass Health Corporation, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.2 to Encompass Health’s Quarterly Report on Form 10-Q filed on October 29, 2015).

10.12.7
Amended and Restated Collateral and Guarantee Agreement, dated as of October 26, 2010, among Encompass Health Corporation, its subsidiaries identified herein, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.3 to Encompass Health’s Current Report on Form 8-K/A filed on November 23, 2010).

10.13
Fourth Amended and Restated Credit Agreement, dated as of September 29, 2017, by and among the Encompass Health Corporation, certain of its subsidiaries, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Lending Partners LLC, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to Encompass Health’s Quarterly Report on Form 10-Q filed on October 31, 2017).

10.14
Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc. (incorporated by reference to Exhibit 10.19 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).ˆ

10.15
Rollover Stock Agreement, dated as of November 23, 2014, by and among Encompass Health Corporation, Encompass Health Home Health Holdings, Inc., and the selling stockholders of EHHI Holdings, Inc. named therein (incorporated by reference to Exhibit 2.2 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).#

10.16
Stockholders’ Agreement relating to Encompass Health Home Health Holdings, Inc., dated as of December 31, 2014, by and among Encompass Health Corporation, Encompass Health Home Health Holdings, Inc., and the selling stockholders of EHHI Holdings, Inc. named therein (incorporated by reference to Exhibit 10.15 to Encompass Health’s Annual Report on Form 10-K filed on February 22, 2017).+

10.17
Amended and Restated Senior Management Agreement, dated as of November 23, 2014, by and among EHHI Holdings, Inc., April Anthony, Encompass Health Corporation, and solely for purposes of Sections 6(b) and 6(j) thereof, Thoma Cressey Fund VIII, L.P. (incorporated by reference to Exhibit 10.20 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).+

10.18
Non-Competition and Non-Solicitation Agreement, effective as of December 31, 2014, by and among April Anthony, Encompass Health Corporation, and Encompass Health Home Health Corporation (incorporated by reference to Exhibit 10.17 to Encompass Health’s Annual Report on Form 10-K filed on February 22, 2017).+

12.1	Computation of Ratios.

21.1	Subsidiaries of Encompass Health Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Incorporated by reference to Encompass Health’s Annual Report on Form 10-K filed with the SEC on March 29, 2006.

+	Management contract or compensatory plan or arrangement.

ˆ
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.