Form 10-Q
period 2018-03-31
Encompass Health Corp
filed 2018-05-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-10315
______________________________
Encompass Health Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	63-0860407
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9001 Liberty Parkway Birmingham, Alabama	35242
(Address of Principal Executive Offices)	(Zip Code)

(205) 967-7116
(Registrant’s telephone number)

3660 Grandview Parkway, Suite 200 Birmingham, Alabama 35243
(Former name or former address, if changed since last report)

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

The registrant had 98,819,848 shares of common stock outstanding, net of treasury shares, as of April 25, 2018.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

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

•
general conditions in the economy and capital markets, including any instability or uncertainty related to armed conflict or an act of terrorism, governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, or an international sovereign debt crisis.

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
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Millions, Except Per Share Data)
Net operating revenues	$1,046.0	$957.1
Operating expenses:
Salaries and benefits	570.2	530.1
Other operating expenses	141.2	127.8
Occupancy costs	18.6	17.9
Supplies	39.9	37.0
General and administrative expenses	61.1	36.5
Depreciation and amortization	45.9	45.2
Total operating expenses	876.9	794.5
Interest expense and amortization of debt discounts and fees	35.6	41.3
Other loss (income)	0.1	(1.0)
Equity in net income of nonconsolidated affiliates	(2.3)	(2.1)
Income from continuing operations before income tax expense	135.7	124.4
Provision for income tax expense	30.0	39.7
Income from continuing operations	105.7	84.7
Loss from discontinued operations, net of tax	(0.5)	(0.3)
Net income	105.2	84.4
Less: Net income attributable to noncontrolling interests	(21.4)	(17.6)
Net income attributable to Encompass Health	$83.8	$66.8

Weighted average common shares outstanding:
Basic	97.8	88.8
Diluted	99.4	99.0

Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.86	$0.75
Discontinued operations	(0.01)	—
Net income	$0.85	$0.75
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.85	$0.70
Discontinued operations	(0.01)	—
Net income	$0.84	$0.70

Cash dividends per common share	$0.25	$0.24

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$84.3	$67.1
Loss from discontinued operations, net of tax	(0.5)	(0.3)
Net income attributable to Encompass Health	$83.8	$66.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Millions)
COMPREHENSIVE INCOME
Net income	$105.2	$84.4
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	—	0.4
Other comprehensive income before income taxes	—	0.4
Provision for income tax expense related to other comprehensive income items	—	(0.1)
Other comprehensive income, net of tax	—	0.3
Comprehensive income	105.2	84.7
Comprehensive income attributable to noncontrolling interests	(21.4)	(17.6)
Comprehensive income attributable to Encompass Health	$83.8	$67.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2018	December 31, 2017
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$86.4	$54.4
Restricted cash	69.4	62.4
Accounts receivable	463.1	472.1
Other current assets	89.6	113.3
Total current assets	708.5	702.2
Property and equipment, net	1,554.3	1,517.1
Goodwill	1,973.1	1,972.6
Intangible assets, net	396.1	403.1
Deferred income tax assets	68.5	63.6
Other long-term assets	239.1	235.1
Total assets(1)	$4,939.6	$4,893.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.7	$32.3
Accounts payable	83.1	78.4
Accrued expenses and other current liabilities	456.2	406.8
Total current liabilities	572.0	517.5
Long-term debt, net of current portion	2,544.4	2,545.4
Other long-term liabilities	183.8	185.3
	3,300.2	3,248.2
Commitments and contingencies
Redeemable noncontrolling interests	198.6	220.9
Shareholders’ equity:
Encompass Health shareholders’ equity	1,197.0	1,181.7
Noncontrolling interests	243.8	242.9
Total shareholders’ equity	1,440.8	1,424.6
Total liabilities(1) and shareholders’ equity	$4,939.6	$4,893.7

(1)
Our consolidated assets as of March 31, 2018 and December 31, 2017 include total assets of variable interest entities of $264.7 million and $264.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2018 and December 31, 2017 include total liabilities of the variable interest entities of $52.9 million and $52.5 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.3	$1.1	$2,791.4	$(1,191.0)	$(1.3)	$(418.5)	$242.9	$1,424.6
Net income	—	—	—	83.8	—	—	18.6	102.4
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared on common stock	—	—	(24.9)	—	—	—	—	(24.9)
Stock-based compensation	—	—	5.3	—	—	—	—	5.3
Distributions declared	—	—	—	—	—	—	(17.7)	(17.7)
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(40.5)	—	—	—	—	(40.5)
Other	0.7	—	0.3	(1.3)	1.3	(0.4)	—	(0.1)
Balance at end of period	98.8	$1.1	$2,731.6	$(1,108.5)	$—	$(427.2)	$243.8	$1,440.8

	Three Months Ended March 31, 2017
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7
Net income	—	—	—	66.8	—	—	14.5	81.3
Receipt of treasury stock	(0.2)	—	—	—	—	(6.9)	—	(6.9)
Dividends declared on common stock	—	—	(21.6)	—	—	—	—	(21.6)
Stock-based compensation	—	—	3.4	—	—	—	—	3.4
Stock options exercised	—	—	0.6	—	—	(0.4)	—	0.2
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(10.5)	(10.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	2.6	2.6
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(8.2)	—	—	—	—	(8.2)
Repurchases of common stock in open market	(0.5)	—	—	—	—	(18.1)	—	(18.1)
Other	0.6	—	0.2	1.2	0.3	(0.1)	—	1.6
Balance at end of period	89.5	$1.1	$2,800.1	$(1,380.4)	$(0.9)	$(640.2)	$199.4	$979.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Millions)
Cash flows from operating activities:
Net income	$105.2	$84.4
Loss from discontinued operations, net of tax	0.5	0.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	45.9	45.2
Stock-based compensation	26.1	8.0
Deferred tax (benefit) expense	(3.0)	49.0
Other, net	1.6	2.5
Change in assets and liabilities, net of acquisitions—
Accounts receivable	8.3	(3.6)
Other assets	14.2	(16.4)
Accounts payable	1.3	(1.7)
Accrued payroll	(9.5)	(3.0)
Other liabilities	26.4	16.5
Net cash used in operating activities of discontinued operations	(0.7)	(0.4)
Total adjustments	110.6	96.1
Net cash provided by operating activities	216.3	180.8
Cash flows from investing activities:
Purchases of property and equipment	(59.9)	(41.2)
Acquisitions of businesses, net of cash acquired	(0.6)	(16.4)
Other, net	(0.1)	8.5
Net cash used in investing activities	(60.6)	(49.1)
Cash flows from financing activities:
Borrowings on revolving credit facility	95.0	55.0
Payments on revolving credit facility	(95.0)	(122.0)
Repurchases of common stock, including fees and expenses	—	(18.1)
Dividends paid on common stock	(25.4)	(22.2)
Purchase of equity interests in consolidated affiliates	(65.1)	—
Proceeds from exercising stock warrants	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	(15.4)	(11.5)
Other, net	(10.8)	(14.1)
Net cash used in financing activities	(116.7)	(106.3)
Increase in cash, cash equivalents, and restricted cash	39.0	25.4
Cash, cash equivalents, and restricted cash, at beginning of period	116.8	101.4
Cash, cash equivalents, and restricted cash, at end of period	$155.8	$126.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$54.4	$40.5
Restricted cash at beginning of period	62.4	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$116.8	$101.4

Cash and cash equivalents at end of period	$86.4	$61.2
Restricted cash at end of period	69.4	65.6
Cash, cash equivalents, and restricted cash at end of period	$155.8	$126.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 36 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. Effective January 1, 2018, we changed our name from HealthSouth Corporation to Encompass Health Corporation. Our operations in both business segments will transition to the Encompass Health name on a rolling basis.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 27, 2018 (the “2017 Form 10-K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2017 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
See also Note 11, Segment Reporting.
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Medicare	$624.5	$573.7	$176.9	$152.3	$801.4	$726.0
Medicare Advantage	72.5	64.8	20.0	18.2	92.5	83.0
Managed care	85.0	84.9	7.6	7.1	92.6	92.0
Medicaid	24.7	21.6	0.5	1.2	25.2	22.8
Other third-party payors	12.0	11.4	—	—	12.0	11.4
Workers’ compensation	7.4	7.4	0.1	0.1	7.5	7.5
Patients	4.4	4.4	0.4	0.2	4.8	4.6
Other income	9.8	9.6	0.2	0.2	10.0	9.8
Total	$840.3	$777.8	$205.7	$179.3	$1,046.0	$957.1
We record Net operating revenues on an accrual basis using our best estimate of the transaction price for the type of service provided to the patient. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Our accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Adjustments related to payment reviews by third-party payors or their agents are based on our historical experience and success rates in the claims adjudication process. Estimates for uncollectible amounts are based on the aging of our accounts receivable, our historical collection experience for each type of payor, and other relevant factors.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Management continually reviews the revenue transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. Due to complexities involved in determining amounts ultimately due under reimbursement arrangements with third-party payors, which are often subject to interpretation, we may receive reimbursement for healthcare services authorized and provided that is different from our estimates, and such differences could be material. In addition, laws and regulations governing the Medicare and Medicaid programs are complex, subject to interpretation, and are routinely modified for provider reimbursement. All healthcare providers participating in the Medicare and Medicaid programs are required to meet certain financial reporting requirements. Federal regulations require submission of annual cost reports covering medical costs and expenses associated with the services provided under each hospital, home health, and hospice provider number to program beneficiaries. Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to Encompass Health under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned under the programs. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
The Centers for Medicare and Medicaid Services (“CMS”) has been granted authority to suspend payments, in whole or in part, to Medicare providers if CMS possesses reliable information an overpayment, fraud, or willful misrepresentation exists. If CMS suspects payments are being made as the result of fraud or misrepresentation, CMS may suspend payment at any time without providing prior notice to us. The initial suspension period is limited to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice. Therefore, we are unable to predict if or when we may be subject to a suspension of payments by the Medicare and/or Medicaid programs, the possible length of the suspension period, or the potential cash flow impact of a payment suspension. Any such suspension would adversely impact our financial position, results of operations, and cash flows.
Pursuant to legislative directives and authorizations from Congress, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. As a matter of course, we undertake significant efforts through training and education to ensure compliance with Medicare requirements. However, audits may lead to assertions we have been underpaid or overpaid by Medicare or submitted improper claims in some instances, require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. In some circumstances auditors assert the authority to extrapolate denial rationales to large pools of claims not actually audited, which could increase the impact of the audit. We cannot predict when or how these audit programs will affect us.
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. The majority of the denials we have encountered in these probes relate to determinations regarding medical necessity and provision of therapy services. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced a success rate of approximately 70%. This historical success rate is a component of our estimate of transaction price as discussed above. The resolution of these disputes can take in excess of three years, and we cannot provide assurance as to our ongoing and future success of these disputes. When the amount collected related to denied claims differs from the amount previously estimated, these collection differences are recorded as an adjustment to Net operating revenues.
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
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2017 to review certain patient files for discharges occurring from 2010 to 2017. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error as a result of ZPIC audits. We have, from time to time, received ZPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all ZPIC denials arising from these audits using the same process we follow for appealing other denials by contractors.
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2017, and not all of these patient file requests have resulted in payment denial determinations by the audit contractor. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by MACs. Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take in excess of three years. In addition, because we have limited experience with ZPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. The impact on our estimates of amounts determined to be due to Encompass Health as a result of these audits during the three months ended March 31, 2018 and 2017 was not material.
Our performance obligations relate to contracts with a duration of less than one year. Therefore, we elected to apply the optional exemption to not disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period. These unsatisfied or partially unsatisfied performance obligations primarily relate to services provided at the end of the reporting period.
Inpatient Rehabilitation Revenues
Inpatient rehabilitation segment revenues are recognized over time as the services are provided to the patient. The performance obligation is the rendering of services to the patient during the term of their inpatient stay. Revenues are recognized (or measured) using the input method as therapy, nursing and auxiliary services are provided based on our estimate of the respective transaction price. Revenues recognized by our inpatient rehabilitation segment are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. Factors considered in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes.
Home Health and Hospice Revenues
Home Health
Under the Medicare home health prospective payment system, we are paid by Medicare based on episodes of care. The performance obligation is the rendering of services to the patient during the term of the episode of care. An episode of care is defined as a length of stay up to 60 days, with multiple continuous episodes allowed. A base episode payment is established by the Medicare program through federal regulation. The base episode payment can be adjusted based on each patient’s health including clinical condition, functional abilities, and service needs, as well as for the applicable geographic wage index, low utilization, patient transfers, and other factors. The services covered by the episode payment include all disciplines of care in addition to medical supplies.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

We bill a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment is typically received before all services are rendered. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of March 31, 2018 and December 31, 2017, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of March 31, 2018 and December 31, 2017.
For episodic-based rates that are paid by other insurance carriers, including Medicare Advantage, we recognize revenue in a similar manner as discussed above for Medicare revenues. However, these rates can vary based upon the negotiated terms. For non-episodic-based revenue, revenue is recorded on an accrual basis based upon the date of service at amounts equal to our estimated per-visit transaction price. Price concessions, including contractual allowances for the differences between our standard rates and the applicable contracted rates, as well as estimated uncollectible amounts from patients, are recorded as decreases to the transaction price.
Hospice
Medicare revenues for hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that they are on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the Medicare fiscal intermediary. Adjustments to the transaction price for these caps were not material as of March 31, 2018 and December 31, 2017.
For non-Medicare hospice revenues, we record gross revenue on an accrual basis based upon the date of service at amounts equal to our estimated per day transaction price. Price concessions, including contractual adjustments for the difference between our standard rates and the amounts estimated to be realizable from patients and third parties for services provided, are recorded as decreases to the transaction price and thus reduce our Net operating revenues.
We are subject to changes in government legislation that could impact Medicare payment levels and changes in payor patterns that may impact the level and timing of payments for services rendered.
Marketable Securities—
Effective January 1, 2018, in connection with the adoption of ASU 2016-01, we record all equity securities with readily determinable fair values and for which we do not exercise significant influence at fair value and record the change in fair value for the reporting period in our condensed consolidated statements of operations.
Prior to January 1, 2018, we recorded all equity securities with readily determinable fair values and for which we did not exercise significant influence as available-for-sale securities. We carried the available-for-sale securities at fair value and reported unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive loss, which is a separate component of shareholders’ equity. We recognized realized gains and losses in our consolidated statements of operations using the specific identification method. Unrealized losses were charged against earnings when a decline in fair value was determined to be other than temporary. Management reviewed several factors to determine whether a loss was other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, industry, or geographic area and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Accounts Receivable—
We report accounts receivable from services rendered at their estimated transaction price which takes into account price concessions from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Our accounts receivable is concentrated by type of payor. The concentration of patient service accounts receivable by payor class, as a percentage of total patient service accounts receivable, is as follows:

	March 31, 2018	December 31, 2017
Medicare	73.2%	75.1%
Managed care and other discount plans, including Medicare Advantage	19.1%	17.4%
Medicaid	2.6%	2.4%
Other third-party payors	2.9%	2.9%
Workers' compensation	1.3%	1.3%
Patients	0.9%	0.9%
Total	100.0%	100.0%
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
Our primary collection risks relate to patient responsibility amounts and claims reviews conducted by MACs or other contractors. Patient responsibility amounts include accounts for which the patient was the primary payor or the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient co-payment amounts remain outstanding. Changes in the economy, such as increased unemployment rates or periods of recession, can further exacerbate our ability to collect patient responsibility amounts.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Recently Adopted Accounting Pronouncements—
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that supersedes the principles for recognizing revenue and eliminate industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We adopted ASC 606 on January 1, 2018 using the full retrospective model. The primary impact of adopting under ASC 606 is that all amounts we previously presented as Provision for doubtful accounts are now considered an implicit price concession in determining Net operating revenues. Such concessions reduce the transaction price and therefore Net operating revenues, as shown below. Adopting ASC 606 on January 1, 2018 using the full retrospective transition method had the following impact to our previously reported condensed consolidated statements of operations (in millions):

	For the Three Months Ended March 31, 2017
	As Previously Reported	Adjustment for ASC 606	Restated
Net operating revenues	$974.8	$(17.7)	$957.1
Provision for doubtful accounts	$16.4	$(16.4)	$—
Other operating expenses	$129.1	$(1.3)	$127.8
Net income attributable to Encompass Health	$66.8	$—	$66.8
In addition, the adoption of ASC 606 resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See the "Net Operating Revenues" and "Accounts Receivable" sections of this note. Except for the adjustments discussed above, the adoption of ASC 606 did not have a material impact on our condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities.” This standard revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. This revised standard requires the change in fair value of many equity investments to be recognized in Net income. This revised standard requires a modified retrospective application with a cumulative effect adjustment recognized in retained earnings as of the date of adoption and was effective for our interim and annual periods beginning January 1, 2018. During the first quarter of 2018, we recognized mark-to-market gains and losses associated with our available-for-sale equity securities through Net income instead of Accumulated other comprehensive income. The adoption of this guidance resulted in an immaterial impact to our condensed consolidated financial statements. See the "Marketable Securities" section of this note.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and was effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The adoption of this standard did not have any effect on our previously presented statement of cash flows for the three months ended March 31, 2017. The clarification that debt prepayment premiums should be classified as financing activities will result in an immaterial increase in operating cash inflows and a corresponding increase in financing cash outflows for the nine months and year ended September 30, 2017 and December 31, 2017, respectively, when presented.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance requires retrospective application and is effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The adoption of this guidance resulted in an immaterial decrease to previously reported Net cash used in investing activities for the three months ended March 31, 2017 and a corresponding increase to previously reported Increase in cash and cash equivalents (which is now captioned Increase in cash, cash

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

equivalents, and restricted cash, pursuant to the adoption of this guidance). In addition, as noted above, we added a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements Not Yet Adopted—
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new standard, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of future minimum lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. This standard will be effective for our annual reporting period beginning on January 1, 2019. Early adoption is permitted. In transition, we will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, we anticipate restating our condensed consolidated financial statements for the two fiscal years prior to the year of adoption. While we are currently assessing the impact this guidance may have on our condensed consolidated financial statements, we expect that virtually all of our existing operating leases will be reflected as right-of-use assets and liabilities on our condensed consolidated balance sheets under the new standard. See Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2017 Form 10-K for disclosure related to our operating leases.
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for our annual reporting period beginning January 1, 2020, including interim periods within that reporting period. Early adoption is permitted beginning January 1, 2019. We continue to review the requirements of this standard and any potential impact it may have on our condensed consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

2.	Business Combinations
On May 1, 2018, we completed the previously announced acquisition of privately owned Camellia Healthcare and affiliated entities for a cash purchase price of approximately $135 million using cash on hand and borrowings under our revolving credit facility. Camellia Healthcare operates a portfolio of hospice, home health and private duty locations in Mississippi, Alabama, Louisiana and Tennessee. The acquisition leverages our home health and hospice operating platform across key certificate of need states and strengthens our geographic presence in the Southeastern United States. The preliminary purchase price allocation has not been provided as estimates of the fair value of the assets acquired and liabilities assumed have not been completed.
During the three months ended March 31, 2018, we completed one hospice acquisition in Oklahoma City, Oklahoma, which was immaterial to our financial position, results of operations, and cash flows. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2017 Form 10-K for information regarding acquisitions completed in 2017.

3.	Variable Interest Entities
As of March 31, 2018 and December 31, 2017, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$2.0	$1.2
Accounts receivable	33.7	32.6
Other current assets	5.0	5.6
Total current assets	40.7	39.4
Property and equipment, net	142.4	142.8
Goodwill	73.5	73.5
Intangible assets, net	7.3	7.7
Other long-term assets	0.8	0.7
Total assets	$264.7	$264.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.8	$1.8
Accounts payable	7.5	6.5
Accrued expenses and other current liabilities	15.8	15.9
Total current liabilities	25.1	24.2
Long-term debt, net of current portion	27.8	28.3
Total liabilities	$52.9	$52.5

4.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2018 and December 31, 2017, we had $13.0 million and $11.9 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in six partially owned subsidiaries, of which five are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2018	2017
Net operating revenues	$11.0	$10.8
Operating expenses	(7.6)	(6.3)
Income from continuing operations, net of tax	3.4	4.4
Net income	3.4	4.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$220.9	$138.3
Net income attributable to noncontrolling interests	2.8	3.1
Distributions declared	(2.2)	(1.9)
Purchase of redeemable noncontrolling interests	(65.1)	—
Change in fair value	42.2	13.9
Balance at end of period	$198.6	$153.4
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Net income attributable to nonredeemable noncontrolling interests	$18.6	$14.5
Net income attributable to redeemable noncontrolling interests	2.8	3.1
Net income attributable to noncontrolling interests	$21.4	$17.6
On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of March 31, 2018, the value of the outstanding shares of Holdings owned by management investors was approximately $170 million. See also Note 6, Fair Value Measurements.

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$10.2	$—	$10.2	$—	M
Other long-term assets:
Restricted marketable securities	45.9	—	45.9	—	M
Redeemable noncontrolling interests	198.6	—	—	198.6	I
As of December 31, 2017
Other current assets:
Current portion of restricted marketable securities	$17.8	$—	$17.8	$—	M
Other long-term assets:
Restricted marketable securities	44.2	—	44.2	—	M
Redeemable noncontrolling interests	220.9	—	—	220.9	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
The fair values of our financial assets and liabilities are determined as follows:

•
Restricted marketable securities - The fair values of our restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active.

•
Redeemable noncontrolling interests - The fair value of the Redeemable noncontrolling interests related to our home health segment is determined using the product of a twelve-month adjusted EBITDA measure and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures. See also Note 5, Redeemable Noncontrolling Interests.

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2018 and March 31, 2017, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2017 Form 10-K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$95.0	$95.0	$95.0	$95.0
Term loan facilities	291.0	292.5	294.7	296.3
5.125% Senior Notes due 2023	296.1	304.5	295.9	306.8
5.75% Senior Notes due 2024	1,194.1	1,221.0	1,193.9	1,228.5
5.75% Senior Notes due 2025	344.6	359.2	344.4	364.9
Other notes payable	87.9	87.9	82.3	82.3
Financial commitments:
Letters of credit	—	37.2	—	35.4
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2017 Form 10-K.

7.	Share-Based Payments
In February 2018, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2018, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10-K.

8.	Income Taxes
Our Provision for income tax expense of $30.0 million and $39.7 million for the three months ended March 31, 2018 and 2017, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We have state net operating losses (“NOLs”) of $75.6 million that expire in various amounts at varying times through 2031. The $68.5 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2018 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2018, we maintained a valuation allowance of $36.2 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, or if the timing of future tax deductions differs from our expectations.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $51.3 million through March 31, 2018. Approximately $39 million of this amount represented pre-payment claims denials received in years prior to and including the year ended December 31, 2015. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) included revisions to Internal Revenue Code §451 that may eliminate this deferral of revenue for tax purposes and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its future impact on the method change we received in March 2017.
Total remaining gross unrecognized tax benefits were $1.1 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2017	$0.3	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.8	0.1
Balance at March 31, 2018	$1.1	$0.1
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2018 and 2017 was not material. Accrued interest income related to income taxes as of March 31, 2018 and December 31, 2017 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year and in December 2016 for the 2017 tax year, and in January 2018 for the 2018 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and is currently examining 2016, 2017, and 2018 tax years. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. In February 2017, the IRS issued a no-change Revenue Agent’s Report effectively closing our 2015 tax audit. We have settled federal income tax examinations with the IRS for all tax years through 2013 as well as 2015. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by two states for tax years ranging from 2012 through 2015.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate that approximately $0.2 million of our unrecognized tax benefits will be released within the next 12 months.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic:
Numerator:
Income from continuing operations	$105.7	$84.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.4)	(17.6)
Less: Income allocated to participating securities	(0.3)	(0.2)
Income from continuing operations attributable to Encompass Health common shareholders	84.0	66.9
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.5)	(0.3)
Net income attributable to Encompass Health common shareholders	$83.5	$66.6
Denominator:
Basic weighted average common shares outstanding	97.8	88.8
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.86	$0.75
Discontinued operations	(0.01)	—
Net income	$0.85	$0.75

Diluted:
Numerator:
Income from continuing operations	$105.7	$84.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.4)	(17.6)
Add: Interest on convertible debt, net of tax	—	2.5
Income from continuing operations attributable to Encompass Health common shareholders	84.3	69.6
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.5)	(0.3)
Net income attributable to Encompass Health common shareholders	$83.8	$69.3
Denominator:
Diluted weighted average common shares outstanding	99.4	99.0
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.85	$0.70
Discontinued operations	(0.01)	—
Net income	$0.84	$0.70

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	97.8	88.8
Convertible senior subordinated notes	—	8.6
Restricted stock awards, dilutive stock options, and restricted stock units	1.6	1.6
Diluted weighted average common shares outstanding	99.4	99.0
In October 2017 and February 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January and April 2018, respectively. As of March 31, 2018 and December 31, 2017, accrued common stock dividends of $25.8 million and $25.4 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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
See Note 9, Long-term Debt and Note 16, Earnings per Common Share, to the consolidated financial statements accompanying the 2017 Form 10-K for additional information related to our convertible senior subordinated notes, common stock and common stock warrants.

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
Nichols Litigation—
We have been named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the circuit court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against Encompass Health and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. On March 23, 2018, the Alabama Supreme Court reversed the trial court’s dismissal, holding that the plaintiffs’ claims were not derivative or time-barred, and remanded the case for further proceedings. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court.
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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. On November 8, 2017, the supreme court heard the oral hearing of the appeal but has not yet rendered a decision.

We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of March 31, 2018, we maintained a liability of $20.1 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet with a corresponding receivable of $15.5 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.

Governmental Inquiries and Investigations—
On March 4, 2013, we received document subpoenas from an office of the United States Department of Health and Human Services Office of Inspector General (“HHS-OIG”) addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

new time period. The most recent subpoenas do not include requests for specific patient files. However, in February 2015, the DOJ requested the voluntary production of the medical records of an additional 70 patients, some of whom were treated in hospitals not subject to the subpoenas, and we provided these records. We have not received any subsequent requests for medical records from the DOJ.
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

11.	Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 31 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2018, we operate 127 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition, we manage four inpatient rehabilitation

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of March 31, 2018, we provide home health and hospice services in 236 locations across 28 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Basis of Presentation, “Net Operating Revenues” and “Accounts Receivable” to these condensed consolidated financial statements and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2017 Form 10-K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the payor composition of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Net operating revenues	$840.3	$777.8	$205.7	$179.3
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	424.2	398.2	—	—
Other operating expenses	122.9	111.8	—	—
Supplies	35.9	33.7	—	—
Occupancy costs	15.5	15.1	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	98.6	87.7
Support and overhead costs	—	—	72.0	66.8
	598.5	558.8	170.6	154.5
Other income	(0.5)	(1.0)	—	—
Equity in net income of nonconsolidated affiliates	(2.0)	(1.9)	(0.3)	(0.2)
Noncontrolling interests	20.5	16.5	1.9	1.1
Segment Adjusted EBITDA	$223.8	$205.4	$33.5	$23.9

Capital expenditures	$62.2	$43.1	$1.7	$1.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of March 31, 2018
Total assets	$3,827.5	$1,152.5	$4,939.6
Investments in and advances to nonconsolidated affiliates	10.2	2.8	13.0
As of December 31, 2017
Total assets	$3,789.1	$1,150.5	$4,893.7
Investments in and advances to nonconsolidated affiliates	9.3	2.6	11.9
Segment reconciliations (in millions):

	Three Months Ended March 31,
	2018	2017
Total segment Adjusted EBITDA	$257.3	$229.3
General and administrative expenses	(61.1)	(36.5)
Depreciation and amortization	(45.9)	(45.2)
(Loss) gain on disposal of assets	(0.8)	0.5
Interest expense and amortization of debt discounts and fees	(35.6)	(41.3)
Net income attributable to noncontrolling interests	21.4	17.6
SARs mark-to-market impact on noncontrolling interests	1.0	—
Change in fair market value of equity securities	(0.6)	—
Income from continuing operations before income tax expense	$135.7	$124.4

	March 31, 2018	December 31, 2017
Total assets for reportable segments	$4,980.0	$4,939.6
Reclassification of deferred income tax liabilities to net deferred income tax assets	(40.4)	(45.9)
Total consolidated assets	$4,939.6	$4,893.7
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2018	2017
Inpatient rehabilitation:
Inpatient	$817.1	$752.7
Outpatient and other	23.2	25.1
Total inpatient rehabilitation	840.3	777.8
Home health and hospice:
Home health	185.2	163.7
Hospice	20.5	15.6
Total home health and hospice	205.7	179.3
Total net operating revenues	$1,046.0	$957.1

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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.
Periodically, certain wholly owned subsidiaries of Encompass Health make dividends or distributions of available cash and/or intercompany receivable balances to their parents. In addition, Encompass Health makes contributions to certain wholly owned subsidiaries. When made, these dividends, distributions, and contributions impact the Intercompany receivable and investments in consolidated affiliates, Intercompany payable, and Encompass Health shareholders’ equity line items in the accompanying condensed consolidating balance sheet but have no impact on the consolidated financial statements of Encompass Health Corporation.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.4	$587.0	$486.2	$(32.6)	$1,046.0
Operating expenses:
Salaries and benefits	13.2	279.2	283.2	(5.4)	570.2
Other operating expenses	8.4	83.7	61.5	(12.4)	141.2
Occupancy costs	0.5	23.7	9.2	(14.8)	18.6
Supplies	—	24.4	15.5	—	39.9
General and administrative expenses	39.4	—	21.7	—	61.1
Depreciation and amortization	2.0	26.1	17.8	—	45.9
Total operating expenses	63.5	437.1	408.9	(32.6)	876.9
Interest expense and amortization of debt discounts and fees	29.8	5.2	5.7	(5.1)	35.6
Other (income) loss	(4.7)	(0.2)	(0.1)	5.1	0.1
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.4)	—	(2.3)
Equity in net income of consolidated affiliates	(112.0)	(17.8)	—	129.8	—
Management fees	(38.4)	28.4	10.0	—	—
Income from continuing operations before income tax (benefit) expense	67.2	136.2	62.1	(129.8)	135.7
Provision for income tax (benefit) expense	(17.1)	36.7	10.4	—	30.0
Income from continuing operations	84.3	99.5	51.7	(129.8)	105.7
Loss from discontinued operations, net of tax	(0.5)	—	—	—	(0.5)
Net income	83.8	99.5	51.7	(129.8)	105.2
Less: Net income attributable to noncontrolling interests	—	—	(21.4)	—	(21.4)
Net income attributable to Encompass Health	$83.8	$99.5	$30.3	$(129.8)	$83.8
Comprehensive income	$83.8	$99.5	$51.7	$(129.8)	$105.2
Comprehensive income attributable to Encompass Health	$83.8	$99.5	$30.3	$(129.8)	$83.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended March 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.3	$560.7	$422.3	$(31.2)	$957.1
Operating expenses:
Salaries and benefits	11.2	270.3	253.9	(5.3)	530.1
Other operating expenses	8.2	76.9	54.6	(11.9)	127.8
Occupancy costs	0.5	23.3	8.1	(14.0)	17.9
Supplies	—	23.5	13.5	—	37.0
General and administrative expenses	31.6	—	4.9	—	36.5
Depreciation and amortization	2.4	25.7	17.1	—	45.2
Total operating expenses	53.9	419.7	352.1	(31.2)	794.5
Interest expense and amortization of debt discounts and fees	35.2	5.4	5.8	(5.1)	41.3
Other income	(5.4)	(0.1)	(0.6)	5.1	(1.0)
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.2)	—	(2.1)
Equity in net income of consolidated affiliates	(86.2)	(9.8)	—	96.0	—
Management fees	(35.9)	27.1	8.8	—	—
Income from continuing operations before income tax (benefit) expense	43.7	120.3	56.4	(96.0)	124.4
Provision for income tax (benefit) expense	(23.4)	48.0	15.1	—	39.7
Income from continuing operations	67.1	72.3	41.3	(96.0)	84.7
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income	66.8	72.3	41.3	(96.0)	84.4
Less: Net income attributable to noncontrolling interests	—	—	(17.6)	—	(17.6)
Net income attributable to Encompass Health	$66.8	$72.3	$23.7	$(96.0)	$66.8
Comprehensive income	$67.1	$72.3	$41.3	$(96.0)	$84.7
Comprehensive income attributable to Encompass Health	$67.1	$72.3	$23.7	$(96.0)	$67.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$69.0	$2.8	$14.6	$—	$86.4
Restricted cash	—	—	69.4	—	69.4
Accounts receivable	—	276.9	186.2	—	463.1
Other current assets	81.7	19.5	75.5	(87.1)	89.6
Total current assets	150.7	299.2	345.7	(87.1)	708.5
Property and equipment, net	119.0	1,003.5	431.8	—	1,554.3
Goodwill	—	854.6	1,118.5	—	1,973.1
Intangible assets, net	11.7	103.8	280.6	—	396.1
Deferred income tax assets	96.9	8.4	5.4	(42.2)	68.5
Other long-term assets	49.6	97.6	91.9	—	239.1
Intercompany notes receivable	463.6	—	—	(463.6)	—
Intercompany receivable and investments in consolidated affiliates	2,860.0	413.5	—	(3,273.5)	—
Total assets	$3,751.5	$2,780.6	$2,273.9	$(3,866.4)	$4,939.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.8	$7.6	$9.8	$(17.5)	$32.7
Accounts payable	12.2	44.2	26.7	—	83.1
Accrued expenses and other current liabilities	217.4	73.4	235.0	(69.6)	456.2
Total current liabilities	262.4	125.2	271.5	(87.1)	572.0
Long-term debt, net of current portion	2,261.7	240.2	42.5	—	2,544.4
Intercompany notes payable	—	—	463.6	(463.6)	—
Other long-term liabilities	30.4	17.6	178.3	(42.5)	183.8
Intercompany payable	—	—	99.4	(99.4)	—
	2,554.5	383.0	1,055.3	(692.6)	3,300.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	198.6	—	198.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,197.0	2,397.6	776.2	(3,173.8)	1,197.0
Noncontrolling interests	—	—	243.8	—	243.8
Total shareholders’ equity	1,197.0	2,397.6	1,020.0	(3,173.8)	1,440.8
Total liabilities and shareholders’ equity	$3,751.5	$2,780.6	$2,273.9	$(3,866.4)	$4,939.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$34.3	$2.9	$17.2	$—	$54.4
Restricted cash	—	—	62.4	—	62.4
Accounts receivable	—	285.2	186.9	—	472.1
Other current assets	61.4	21.7	48.7	(18.5)	113.3
Total current assets	95.7	309.8	315.2	(18.5)	702.2
Property and equipment, net	101.8	991.5	423.8	—	1,517.1
Goodwill	—	854.6	1,118.0	—	1,972.6
Intangible assets, net	11.8	105.1	286.2	—	403.1
Deferred income tax assets	97.4	8.4	—	(42.2)	63.6
Other long-term assets	49.2	100.5	85.4	—	235.1
Intercompany notes receivable	486.2	—	—	(486.2)	—
Intercompany receivable and investments in consolidated affiliates	2,839.1	311.3	—	(3,150.4)	—
Total assets	$3,681.2	$2,681.2	$2,228.6	$(3,697.3)	$4,893.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$32.8	$7.4	$9.6	$(17.5)	$32.3
Accounts payable	10.4	43.5	24.5	—	78.4
Accrued expenses and other current liabilities	166.8	82.0	159.0	(1.0)	406.8
Total current liabilities	210.0	132.9	193.1	(18.5)	517.5
Long-term debt, net of current portion	2,258.5	242.2	44.7	—	2,545.4
Intercompany notes payable	—	—	486.2	(486.2)	—
Other long-term liabilities	31.0	17.8	178.6	(42.1)	185.3
Intercompany payable	—	—	144.8	(144.8)	—
	2,499.5	392.9	1,047.4	(691.6)	3,248.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	220.9	—	220.9
Shareholders’ equity:
Encompass Health shareholders’ equity	1,181.7	2,288.3	717.4	(3,005.7)	1,181.7
Noncontrolling interests	—	—	242.9	—	242.9
Total shareholders’ equity	1,181.7	2,288.3	960.3	(3,005.7)	1,424.6
Total liabilities and shareholders’ equity	$3,681.2	$2,681.2	$2,228.6	$(3,697.3)	$4,893.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$10.5	$112.3	$93.5	$—	$216.3
Cash flows from investing activities:
Purchases of property and equipment	(12.3)	(31.4)	(16.2)	—	(59.9)
Acquisitions of businesses, net of cash acquired	—	—	(0.6)	—	(0.6)
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other, net	(5.1)	(0.1)	5.1	—	(0.1)
Net cash provided by (used in) investing activities	4.6	(31.5)	(11.7)	(22.0)	(60.6)
Cash flows from financing activities:
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	95.0	—	—	—	95.0
Payments on revolving credit facility	(95.0)	—	—	—	(95.0)
Dividends paid on common stock	(25.3)	—	(0.1)	—	(25.4)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(15.4)	—	(15.4)
Other, net	(5.1)	(1.8)	(3.9)	—	(10.8)
Change in intercompany advances	115.1	(79.1)	(36.0)	—	—
Net cash provided by (used in) financing activities	19.6	(80.9)	(77.4)	22.0	(116.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	34.7	(0.1)	4.4	—	39.0
Cash, cash equivalents, and restricted cash at beginning of period	34.3	2.9	79.6	—	116.8
Cash, cash equivalents, and restricted cash at end of period	$69.0	$2.8	$84.0	$—	$155.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$2.9	$17.2	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$2.9	$79.6	$—	$116.8

Cash and cash equivalents at end of period	$69.0	$2.8	$14.6	$—	$86.4
Restricted cash at end of period	—	—	69.4	—	69.4
Cash, cash equivalents, and restricted cash at end of period	$69.0	$2.8	$84.0	$—	$155.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$45.1	$72.1	$63.6	$—	$180.8
Cash flows from investing activities:
Purchases of property and equipment	(5.2)	(12.9)	(23.1)	—	(41.2)
Acquisitions of businesses, net of cash acquired	(10.9)	—	(5.5)	—	(16.4)
Proceeds from repayment of intercompany note receivable	7.0	—	—	(7.0)	—
Other, net	(3.8)	8.8	3.5	—	8.5
Net cash used in investing activities	(12.9)	(4.1)	(25.1)	(7.0)	(49.1)
Cash flows from financing activities:
Principal payments on intercompany note payable	—	—	(7.0)	7.0	—
Borrowings on revolving credit facility	55.0	—	—	—	55.0
Payments on revolving credit facility	(122.0)	—	—	—	(122.0)
Repurchases of common stock, including fees and expenses	(18.1)	—	—	—	(18.1)
Dividends paid on common stock	(22.2)	—	—	—	(22.2)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(11.5)	—	(11.5)
Other, net	(12.0)	(1.6)	(0.5)	—	(14.1)
Change in intercompany advances	82.3	(65.4)	(16.9)	—	—
Net cash used in financing activities	(10.4)	(67.0)	(35.9)	7.0	(106.3)
Increase in cash, cash equivalents, and restricted cash	21.8	1.0	2.6	—	25.4
Cash, cash equivalents, and restricted cash at beginning of period	20.6	1.6	79.2	—	101.4
Cash, cash equivalents, and restricted cash at end of period	$42.4	$2.6	$81.8	$—	$126.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$20.6	$1.6	$18.3	$—	$40.5
Restricted cash at beginning of period	—	—	60.9	—	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$20.6	$1.6	$79.2	$—	$101.4

Cash and cash equivalents at end of period	$42.4	$2.6	$16.2	$—	$61.2
Restricted cash at end of period	—	—	65.6	—	65.6
Cash, cash equivalents, and restricted cash at end of period	$42.4	$2.6	$81.8	$—	$126.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2017, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business and Item 1A, Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 27, 2018 (collectively, the “2017 Form 10-K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2017 Form 10-K.
Executive Overview
Our Business
We are one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 36 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As discussed in this Item, “Segment Results of Operations,” we manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2017 Form 10-K.
Effective January 1, 2018, we changed our name from HealthSouth Corporation to Encompass Health Corporation and our NYSE ticker symbol changed from “HLS” to “EHC.” Our operations in both business segments will transition to the Encompass Health branding on a rolling basis.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2018, we operate 127 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. In addition to our hospitals, we manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 80% of our Net operating revenues for the three months ended March 31, 2018.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of March 31, 2018, we provide home health and hospice services in 236 locations across 28 states, with concentrations in the Southeast and Texas. In addition, two of these home health locations operate as joint ventures which we account for using the equity method of accounting. Our home health and hospice segment represented approximately 20% of our Net operating revenues for the three months ended March 31, 2018.
2018 Overview
Our 2018 strategy focuses on the following priorities:

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

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives that includes implementing the rebranding and name change, developing and implementing post-acute patient navigation tools (Post-Acute Innovation Center), enhancing clinical collaboration between our inpatient rehabilitation hospitals and home health locations, refining and expanding use of clinical data analytics to further improve patient outcomes, and increasing participation in alternative payment models.

During the three months ended March 31, 2018, Net operating revenues increased by 9.3% over the same period of 2017 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 6.7% coupled with a 1.7% increase in net patient revenue per discharge in the first quarter of 2018 generated 8.0% growth in net operating revenue compared to the first quarter of 2017. Discharge growth included a 4.8% increase in same-store discharges. Our inpatient rehabilitation outcomes and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDS”), remained well above the average for hospitals included in the UDS database.
Within our home health and hospice segment, home health admission growth of 9.9% coupled with the impact of a 1.5% decrease in revenue per episode in the first quarter of 2018 generated 14.7% growth in home health and hospice revenue compared to the first quarter of 2017. Home health admission growth included a 7.4% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2018 related to our inpatient rehabilitation segment have included the following:

•
entered into an agreement with Saint Alphonsus Regional Medical Center in February 2018 to own and operate a new 40-bed inpatient rehabilitation hospital in Boise, Idaho. We expect construction of the new hospital to commence in the second quarter of 2018. The joint venture hospital is expected to begin operating in 2019 subject to customary closing conditions, including regulatory approvals;

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

•	continued planning the construction of our 40-bed joint venture hospital with University Medical Center Health System in Lubbock, Texas. The hospital is expected to begin operating in 2019; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Shelby County, Alabama(1)	34	Q1 2017	Q2 2018
Hilton Head, South Carolina	38	Q2 2017	Q2 2018
Murrieta, California	50	Q2 2018	2019
Katy, Texas	40	Q3 2018	2019
(1) The hospital accepted its first patient in April 2018.

We also continued our growth efforts in our home health and hospice segment. On May 1, 2018, we completed the previously announced acquisition of privately owned Camellia Healthcare and affiliated entities (“Camellia”) for a cash purchase price of approximately $135 million using cash on hand and borrowings under our revolving credit facility. We expect to realize a tax benefit with an estimated present value of $20 million to $25 million related to this transaction. Camellia operates a portfolio of 18 hospice, 14 home health, and 2 private duty locations in Mississippi, Alabama, Louisiana and Tennessee. The Camellia acquisition leverages our home health and hospice operating platform across key certificate of need states and strengthens our geographic presence in the Southeastern United States. With the closing of this transaction, we are positioned as a top 25 provider of hospice services.
In addition to completing the Camellia transaction, we acquired one new hospice location located in Oklahoma City, Oklahoma and began accepting patients at our new home health location in Owasso, Oklahoma.
We also continued our shareholder distributions. In October 2017 and February 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018 and April 2018, respectively. In February 2018, we purchased one-third of the equity interests held by members of the home health and hospice management team for approximately $65 million. For additional information on this transaction, see the “Liquidity and Capital Resources” section of this Item and Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements.
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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes our electronic clinical information system (“ACE-IT”). We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, an industry leading comprehensive information platform designed to manage the entire patient work flow and allow home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. Homecare Homebase also allows providers to share valuable data with payors to promote better patient outcomes on a more cost-effective basis. All of these systems allow us to enhance our clinical and business processes. Our information systems allow us to collect, analyze, and share information on a timely basis, making us an ideal partner for other healthcare providers in a coordinated care delivery environment.
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

Longer term, the nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain and will likely remain so for some time, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2017 Form 10-K (see Item 1, Business, “Competitive Strengths”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2022. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. We intend to deploy free cash flow to fund the growth opportunities in both of our business segments and augment these investments with shareholder distributions, including a regular quarterly cash dividend on our common stock.
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
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”). The 2018 Budget Act requires CMS to update the home health prospective payment system (the “HH-PPS”) with a market basket update of 1.5% and eliminates the productivity adjustment for 2020. The 2018 Budget Act also mandates several significant changes to the HH-PPS, including establishing in 2020 a 30-day unit of service for home health payment purposes to replace the current 60-day episode of payment methodology. We cannot predict the impact of these significant changes to the HH-PPS on our home health agencies and their Medicare reimbursements. For additional discussion on changes included in the 2018 Budget Act see Item 1A, Risk Factors, to the 2017 Form 10-K.
On April 27, 2018, CMS released its Notice of Proposed Rulemaking for Fiscal Year 2019 (the “2019 Proposed IRF Rule”) for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2019 Proposed IRF Rule would implement a net 1.35% market basket increase effective for discharges between October 1, 2018 and September 30, 2019, calculated as follows:

Market basket update	2.9%
Healthcare reform reduction	75 basis points
Productivity adjustment	80 basis points
The 2019 Proposed IRF Rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revision to the wage index values, updates to the case mix group relative weights and average length of stay values using fiscal year 2017 claims data and 2016 cost report data, and an increase to the outlier fixed loss threshold. CMS has estimated the 2019 Proposed IRF Rule would increase Medicare IRF payments in fiscal year 2019 by approximately 0.9%. Based on our analysis that utilizes, among other things, the acuity of our patients over the 12-month period prior to the 2019 Proposed IRF Rule’s release, our experience with outlier payments over this same time frame, and other factors, we believe the 2019 Proposed IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.2% effective October 1, 2018.
The 2019 Proposed IRF Rule would also modify certain IRF coverage requirements, remove two quality reporting measures, and eliminate the FIMTM instrument and associated function modifiers from the IRF Patient Assessment Instrument. The FIMTM elimination would require changes to the underlying IRF-PPS case mix groupings beginning in fiscal year 2020. We are in the process of evaluating the impact these changes would have on Medicare payments beginning October 1, 2019. CMS will accept comments on the 2019 Proposed IRF Rule through June 26, 2018.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. These audits as well as the ordinary course claim reviews of our billings result in payment denials. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking up to eight years or longer. For additional details of these claim reviews, See Item 1A, Risk Factors, to the 2017 Form 10-K.
For additional discussion of our regulatory environment, see Item 1, Business, “Sources of Revenues” and “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2017 Form 10-K and Note 10, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notable for us are Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments, and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives such as the Bundled Payment for Care Improvement Initiative (“BPCI”), the Comprehensive Care for Joint Replacement (“CJR”) program, and the BPCI-Advanced program. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors to the 2017 Form 10-K.

While the change in administration has added to regulatory uncertainty, the healthcare industry in general has been facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models. In these models, hospitals, physicians, and other care providers work together to provide coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the efficiency and overall value and quality of the services they provide to a patient. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new care delivery and payment model would represent a significant transformation for the healthcare industry. As the industry and its regulators explore this transformation, we are attempting to position the Company in preparation for whatever changes are ultimately made to the delivery system as discussed in Item 1, Business, “Competitive Strengths” to the 2017 Form 10-K.
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
Additionally, in October 2014, President Obama signed into law the IMPACT Act. The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. For additional details on the IMPACT Act, see Item 1A, Risk Factors to the 2017 Form 10-K.

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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2017 Form 10-K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services.

See also Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2017 Form 10‑K.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2018	2017
Medicare	76.6%	75.8%
Medicare Advantage	8.8%	8.7%
Managed care	8.9%	9.6%
Medicaid	2.4%	2.4%
Other third-party payors	1.1%	1.2%
Workers’ compensation	0.7%	0.8%
Patients	0.5%	0.5%
Other income	1.0%	1.0%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2017 Form 10-K.

Our Results
For the three months ended March 31, 2018 and 2017, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues	$1,046.0	$957.1	9.3%
Operating expenses:
Salaries and benefits	570.2	530.1	7.6%
Other operating expenses	141.2	127.8	10.5%
Occupancy costs	18.6	17.9	3.9%
Supplies	39.9	37.0	7.8%
General and administrative expenses	61.1	36.5	67.4%
Depreciation and amortization	45.9	45.2	1.5%
Total operating expenses	876.9	794.5	10.4%
Interest expense and amortization of debt discounts and fees	35.6	41.3	(13.8)%
Other loss (income)	0.1	(1.0)	(110.0)%
Equity in net income of nonconsolidated affiliates	(2.3)	(2.1)	9.5%
Income from continuing operations before income tax expense	135.7	124.4	9.1%
Provision for income tax expense	30.0	39.7	(24.4)%
Income from continuing operations	105.7	84.7	24.8%
Loss from discontinued operations, net of tax	(0.5)	(0.3)	66.7%
Net income	105.2	84.4	24.6%
Less: Net income attributable to noncontrolling interests	(21.4)	(17.6)	21.6%
Net income attributable to Encompass Health	$83.8	$66.8	25.4%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Salaries and benefits	54.5%	55.4%
Other operating expenses	13.5%	13.4%
Occupancy costs	1.8%	1.9%
Supplies	3.8%	3.9%
General and administrative expenses	5.8%	3.8%
Depreciation and amortization	4.4%	4.7%
Total operating expenses	83.8%	83.0%
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

Net Operating Revenues
Our consolidated Net operating revenues increased in the three months ended March 31, 2018 over the same period of 2017 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. The three months ended March 31, 2018 benefited from a year-over-year reduction in bad debt, which is now a component of revenues as a result of the new revenue recognition accounting guidance discussed in Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” in the condensed consolidated financial statements of this report.
Salaries and Benefits
Salaries and benefits increased in the three months ended March 31, 2018 compared to the same period of 2017 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our 2017 development activities, salary increases for our employees, and an increase in benefit costs.
Salaries and benefits as a percent of Net operating revenues decreased during the three months ended March 31, 2018 compared to the same period of 2017 primarily from labor management and higher volumes which contributed to lower employees per occupied bed, as defined in “Segment Results” of this Item. In addition, Salaries and benefits as a percent of Net operating revenues during the three months ended March 31, 2018 benefited from the aforementioned reduction in bad debt.
Other Operating Expenses
Other operating expenses increased during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses increased during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to increases in contract services.
Supplies
Supplies increased during the three months ended March 31, 2018 compared to the same period of 2017 due primarily to increased patient volumes.
General and Administrative Expenses
General and administrative expenses increased during the three months ended March 31, 2018 compared to the same period of 2017 in terms of dollars and as a percent of Net operating revenues due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights, and costs associated with our rebranding and name change. The 2018 rebranding investment is estimated to be approximately $16 million to $19 million, of which $3.6 million was spent during the three months ended March 31, 2018. For additional information on stock appreciation rights, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10-K, and on the rebranding and name change, see the “Executive Overview” section of this Item.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2018 compared to the same period of 2017 due to our capital expenditures and development activities throughout 2017.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from the redemption of the 2.0% Convertible Senior Subordinated Notes due 2043 in June 2017. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2018 compared to the same period of 2017 primarily due to increased Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense of $30.0 million and $39.7 million for the three months ended March 31, 2018 and 2017, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense declined during the three months ended March 31, 2018 compared to the same period of 2017 due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”).
We currently estimate our cash payments for taxes to be approximately $105 million to $135 million, net of refunds, for 2018. These payments are expected to result from federal and state income tax expenses based on estimates of taxable income for 2018. As discussed in Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the Tax Act included revisions to Internal Revenue Code §451 that may eliminate the deferral of revenue associated with pre-payment claims denials and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its impact on the tax deferral associated with pre-payment claims denials we received in 2017. The upper end of our estimate of 2018 cash taxes considers 100% of the deferred revenue will be reversed.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $1.1 million and $0.3 million as of March 31, 2018 and December 31, 2017, respectively.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2017 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from our new joint ventures in 2017 and increased profitability of our existing joint ventures.

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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2018	2017
Medicare	74.4%	73.7%
Medicare Advantage	8.6%	8.3%
Managed care	10.1%	10.9%
Medicaid	2.9%	2.8%
Other third-party payors	1.4%	1.5%
Workers’ compensation	0.9%	1.0%
Patients	0.5%	0.6%
Other income	1.2%	1.2%
Total	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Percentage Change
	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$817.1	$752.7	8.6%
Outpatient and other	23.2	25.1	(7.6)%
Inpatient rehabilitation segment revenues	840.3	777.8	8.0%
Operating expenses:
Salaries and benefits	424.2	398.2	6.5%
Other operating expenses	122.9	111.8	9.9%
Supplies	35.9	33.7	6.5%
Occupancy costs	15.5	15.1	2.6%
Other income	(0.5)	(1.0)	(50.0)%
Equity in net income of nonconsolidated affiliates	(2.0)	(1.9)	5.3%
Noncontrolling interests	20.5	16.5	24.2%
Segment Adjusted EBITDA	$223.8	$205.4	9.0%

	(Actual Amounts)
Discharges	45,108	42,259	6.7%
Net patient revenue per discharge	$18,114	$17,812	1.7%
Outpatient visits	127,308	152,454	(16.5)%
Average length of stay (days)	12.7	12.9	(1.6)%
Occupancy %	71.9%	71.0%	1.3%
# of licensed beds	8,831	8,528	3.6%
Full-time equivalents*	20,978	20,254	3.6%
Employees per occupied bed	3.35	3.39	(1.2)%

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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Salaries and benefits	50.5%	51.2%
Other operating expenses	14.6%	14.4%
Supplies	4.3%	4.3%
Occupancy costs	1.8%	1.9%
Total operating expenses	71.2%	71.8%

Net Operating Revenues
Net operating revenues were 8.0% higher during the three months ended March 31, 2018 compared to the same period of 2017. This increase included a 6.7% increase in patient discharges and a 1.7% increase in net patient revenue per discharge. Discharge growth included a 4.8% increase in same-store discharges. A heavy incidence of influenza at acute care hospitals and the timing of discharges around Easter and Passover contributed to discharge growth in the first quarter of 2018. Discharge growth from new stores resulted from joint ventures in Gulfport, Mississippi (April 2017), Westerville, Ohio (April 2017), and Jackson, Tennessee (July 2017), as well as a wholly owned hospital in Pearland, Texas (October 2017). Growth in net patient revenue per discharge primarily resulted from the increase in Medicare reimbursement rates and a year-over-year reduction in bad debt, which is now a component of revenue as a result of the new revenue recognition accounting guidance discussed in Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” in the condensed consolidated financial statements of this report. The decrease in outpatient and other revenues for the three months ended March 31, 2018 was primarily due to the continued closures of hospital-based outpatient programs.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2017 Form 10-K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from revenue growth, as discussed above. Expense ratios benefited from a year-over-year reduction in bad debt, which is now a component of revenue as discussed above. Salaries and benefits as a percent of Net operating revenues benefited from labor management and higher volumes. Other operating expenses as a percent of Net operating revenues increased primarily due to increases in contract services.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2018	2017
Medicare	86.1%	85.0%
Medicare Advantage	9.7%	10.2%
Managed care	3.7%	4.0%
Medicaid	0.2%	0.6%
Patients	0.2%	0.1%
Other income	0.1%	0.1%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,		Percentage Change
	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$185.2	$163.7	13.1%
Hospice	20.5	15.6	31.4%
Home health and hospice segment revenues	205.7	179.3	14.7%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	98.6	87.7	12.4%
Support and overhead costs	72.0	66.8	7.8%
Equity in net income of nonconsolidated affiliates	(0.3)	(0.2)	50.0%
Noncontrolling interests	1.9	1.1	72.7%
Segment Adjusted EBITDA	$33.5	$23.9	40.2%

	(Actual Amounts)
Home health:
Admissions	33,855	30,810	9.9%
Recertifications	25,229	20,546	22.8%
Episodes	56,658	49,260	15.0%
Revenue per episode	$2,934	$2,978	(1.5)%
Episodic visits per episode	17.9	18.7	(4.3)%
Total visits	1,174,950	1,070,356	9.8%
Cost per visit	$75	$75	—%
Hospice:
Admissions	1,593	1,128	41.2%
Patient days	143,231	108,717	31.7%
Revenue per day	$142	$141	0.7%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	47.9%	48.9%
Support and overhead costs	35.0%	37.3%
Total operating expenses	82.9%	86.2%
Net Operating Revenues
Home health and hospice revenue was 14.7% higher during the three months ended March 31, 2018 compared to the same period of 2017. This increase included a 9.9% increase in home health admissions and was impacted by a 1.5% decrease in average revenue per episode. Home health admission growth included a 7.4% increase in same-store admissions. Revenue per episode was negatively impacted by an approximate $4 million reserve for a Zone Program Integrity Contractors audit during the three months ended March 31, 2018. Excluding this reserve, revenue per episode would have increased by 0.7% as changes in patient mix offset the impact of Medicare reimbursement rate cuts. The increase in hospice and other revenue primarily resulted from same-store volume growth and acquisitions completed in 2017.

Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from revenue growth. Cost of services as a percent of Net operating revenues decreased primarily due to improvements in caregiver productivity and efficiency. Support and overhead costs as a percent of Net operating revenues decreased primarily due to operating leverage resulting from revenue growth and the timing of incentive compensation accruals.
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
For additional information regarding our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.
Current Liquidity
As of March 31, 2018, we had $86.4 million in Cash and cash equivalents. This amount excludes $69.4 million in restricted cash and $56.1 million of restricted marketable securities ($10.2 million included in Other current assets and $45.9 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2017 Form 10-K.
In addition to Cash and cash equivalents, as of March 31, 2018, we had approximately $568 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2018, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2018, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2018.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of
Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes.
In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of March 31, 2018, the value of those outstanding shares of Holdings owned by management investors is approximately $170 million. See Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements.
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
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2017 Form 10-K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$216.3	$180.8
Net cash used in investing activities	(60.6)	(49.1)
Net cash used in financing activities	(116.7)	(106.3)
Increase in cash and cash equivalents	$39.0	$25.4
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from revenue growth, as described above, and improved collection of accounts receivable.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from the increase in cash used for capital expenditures offset by the decrease in cash used for acquisitions of businesses.
Financing activities. The increase in Net cash used in financing activities during the three months ended March 31, 2018 compared to the same period of 2017 primarily resulted from purchasing one-third of the equity interests held by home health management shareholders.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2018 are as follows (in millions):

	Total	April 1 through December 31, 2018	2019 - 2020	2021 - 2022	2023 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,213.7	$12.3	$33.8	$263.6	$1,904.0
Revolving credit facility	95.0	—	—	95.0	—
Interest on long-term debt (b)	815.9	93.4	246.6	241.3	234.6
Capital lease obligations (c)	474.9	27.4	62.7	57.1	327.7
Operating lease obligations (d)(e)	396.7	52.2	112.1	70.2	162.2
Purchase obligations (e)(f)	96.3	29.1	38.1	17.0	12.1
Other long-term liabilities (g)(h)	3.4	0.2	0.4	0.4	2.4
Total	$4,095.9	$214.6	$493.7	$744.6	$2,643.0

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2018. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum capital lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 17% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Some of our hospital leases contain escalation clauses based on changes in the Consumer Price Index while others have fixed escalation terms. The minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2017 Form 10-K.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. Also, as of March 31, 2018, we had $1.1 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 15, Income Taxes, and

Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2017 Form 10-K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $198.6 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2018, we made capital expenditures of approximately $64 million for property and equipment and capitalized software. During 2018, we expect to spend approximately $280 million to $350 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $160 million to $185 million on home health and hospice acquisitions during 2018 inclusive of the Camellia acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2017 and February 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018 and April 2018, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of March 31, 2018, approximately $58 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Under the credit agreement, the Adjusted EBITDA calculation does not include net income attributable to noncontrolling interests and includes (1) gain or loss on disposal of assets and hedging and equity instruments, (2) professional fees unrelated to the stockholder derivative litigation, (3) unusual or nonrecurring cash expenditures in excess of $10 million, and (4) pro forma adjustments resulting from debt transactions and development activities. Items falling within the credit agreement’s “unusual or nonrecurring” classification may occur in future periods, but these items and amounts recognized can vary significantly from period to period and may not directly relate to our ongoing operating performance. Accordingly, these items may not be indicative of our ongoing performance, so the Adjusted EBITDA calculation presented here includes adjustments for them.
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2017 Form 10-K.
Our Adjusted EBITDA for the three months ended March 31, 2018 and 2017 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net income	$105.2	$84.4
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.5	0.3
Net income attributable to noncontrolling interests	(21.4)	(17.6)
Provision for income tax expense	30.0	39.7
Interest expense and amortization of debt discounts and fees	35.6	41.3
Net noncash loss (gain) on disposal of assets	0.8	(0.5)
Depreciation and amortization	45.9	45.2
Stock-based compensation expense	26.1	8.0
Transaction costs	1.0	—
SARs mark-to-market impact on noncontrolling interests	(1.0)	—
Change in fair market value of equity securities	0.6	—
Adjusted EBITDA	$223.3	$200.8

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$216.3	$180.8
Interest expense and amortization of debt discounts and fees	35.6	41.3
Equity in net income of nonconsolidated affiliates	2.3	2.1
Net income attributable to noncontrolling interests in continuing operations	(21.4)	(17.6)
Amortization of debt-related items	(1.0)	(3.5)
Distributions from nonconsolidated affiliates	(1.2)	(2.1)
Current portion of income tax expense	33.0	(9.3)
Change in assets and liabilities	(40.7)	8.2
Cash used in operating activities of discontinued operations	0.7	0.4
Transaction costs	1.0	—
SARs mark-to-market impact on noncontrolling interests	(1.0)	—
Change in fair market value of equity securities	0.6	—
Other	(0.9)	0.5
Adjusted EBITDA	$223.3	$200.8
Growth in Adjusted EBITDA in 2018 compared to 2017 resulted primarily from revenue growth. For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Critical Accounting Estimates
Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2017 Form 10-K. Of those significant accounting policies, those that we consider to be the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain, are disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Estimates,” to the 2017 Form 10-K.
Since the filing of the 2017 Form 10-K, there have been no material changes to our critical accounting estimates except as described below to “Net Operating Revenues.”
Revenue Recognition
We recognize net operating revenue in the reporting period in which we perform the service based on our best estimate of the transaction price for the type of service provided to the patient. Our estimate of the transaction price includes estimates of price concessions for such items as contractual allowances (principally for patients covered by Medicare, Medicare Advantage, Medicaid, and other third-party payors), potential adjustments that may arise from payment and other reviews, and uncollectible amounts. See Note 1, Basis of Presentation, “Net Operating Revenues,” to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for a complete discussion of our revenue recognition policies.
Our patient accounting systems calculate contractual allowances on a patient-by-patient basis based on the rates in effect for each primary third-party payor. Certain other factors that are considered and could influence the estimated transaction price are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes, and additional adjustments are provided to account for these factors.
Management continually reviews the revenue transaction price estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms that result from contract renegotiations and renewals. In addition, laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.

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
The collection of outstanding receivables from third-party payors and patients is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to patient responsibility amounts and claims reviews conducted by MACs or other contractors.
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding and pre-payment claim reviews by our respective MACs. In addition, reimbursement claims made by health care providers are subject to audit from time to time by governmental payors and their agents. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Basis or Presentation, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2018, our primary variable rate debt outstanding related to $95.0 million in advances under our revolving credit facility and $291.0 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.4 million over the next 12 months, assuming floating rate indices are floored at 0%.
See Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2018 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2017 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2018:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2018	105,959	$49.49	—	$58,000,873
February 1 through February 28, 2018	58,078	52.22	—	58,000,873
March 1 through March 31, 2018	926	57.58	—	58,000,873
Total	164,963	50.50	—

(1)
Except as noted in the following sentence, the number of shares reported in this column represents the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In January, 773 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
We paid quarterly cash dividends of $0.23 per share on our common stock on January 15, April 15, and July 15 of 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend through July 17, 2017. On July 20, 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017, and we paid the same per share quarterly dividend on January 16, 2018 and

April 16, 2018. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio remains less than or equal to 2x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. We believe we currently have adequate capacity under these covenants to pursue the dividend strategy described in this report for the foreseeable future based on the capacity as of the date of this report and anticipated restricted payments. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.

Item 6.	Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 2, 2018

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2018).+

10.2
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on March 23, 2018).+

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.