Form 10-Q
period 2018-06-30
Encompass Health Corp
filed 2018-08-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The registrant had 98,863,821 shares of common stock outstanding, net of treasury shares, as of July 25, 2018.

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

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, or other payment system reforms), affecting revenues and related increases in the costs of complying with such changes;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Millions, Except Per Share Data)
Net operating revenues	$1,067.7	$966.4	$2,113.7	$1,923.5
Operating expenses:
Salaries and benefits	578.2	527.8	1,148.4	1,057.9
Other operating expenses	149.4	129.3	290.6	257.1
Occupancy costs	19.5	18.3	38.1	36.2
Supplies	39.3	37.1	79.2	74.1
General and administrative expenses	54.9	52.4	116.0	88.9
Depreciation and amortization	49.7	45.8	95.6	91.0
Total operating expenses	891.0	810.7	1,767.9	1,605.2
Loss on early extinguishment of debt	—	10.4	—	10.4
Interest expense and amortization of debt discounts and fees	37.7	40.4	73.3	81.7
Other income	(1.3)	(0.9)	(1.2)	(1.9)
Equity in net income of nonconsolidated affiliates	(2.0)	(2.0)	(4.3)	(4.1)
Income from continuing operations before income tax expense	142.3	107.8	278.0	232.2
Provision for income tax expense	29.3	28.6	59.3	68.3
Income from continuing operations	113.0	79.2	218.7	163.9
Income (loss) from discontinued operations, net of tax	0.2	0.2	(0.3)	(0.1)
Net income	113.2	79.4	218.4	163.8
Less: Net income attributable to noncontrolling interests	(21.4)	(16.4)	(42.8)	(34.0)
Net income attributable to Encompass Health	$91.8	$63.0	$175.6	$129.8

Weighted average common shares outstanding:
Basic	97.9	90.3	97.9	89.5
Diluted	99.6	98.9	99.6	99.0

Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.93	$0.70	$1.79	$1.45
Discontinued operations	—	—	—	—
Net income	$0.93	$0.70	$1.79	$1.45
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.92	$0.70	$1.76	$1.42
Discontinued operations	—	—	—	—
Net income	$0.92	$0.70	$1.76	$1.42

Cash dividends per common share	$0.25	$0.24	$0.50	$0.48

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$91.6	$62.8	$175.9	$129.9
Income (loss) from discontinued operations, net of tax	0.2	0.2	(0.3)	(0.1)
Net income attributable to Encompass Health	$91.8	$63.0	$175.6	$129.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Millions)
COMPREHENSIVE INCOME
Net income	$113.2	$79.4	$218.4	$163.8
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	—	—	—	0.4
Other comprehensive income before income taxes	—	—	—	0.4
Provision for income tax expense related to other comprehensive income items	—	—	—	(0.1)
Other comprehensive income, net of tax	—	—	—	0.3
Comprehensive income	113.2	79.4	218.4	164.1
Comprehensive income attributable to noncontrolling interests	(21.4)	(16.4)	(42.8)	(34.0)
Comprehensive income attributable to Encompass Health	$91.8	$63.0	$175.6	$130.1

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$59.0	$54.4
Restricted cash	65.8	62.4
Accounts receivable	456.6	472.1
Other current assets	90.2	113.3
Total current assets	671.6	702.2
Property and equipment, net	1,565.8	1,517.1
Goodwill	2,074.7	1,972.6
Intangible assets, net	443.4	403.1
Deferred income tax assets	75.4	63.6
Other long-term assets	258.5	235.1
Total assets(1)	$5,089.4	$4,893.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.0	$32.3
Accounts payable	85.6	78.4
Accrued expenses and other current liabilities	452.3	406.8
Total current liabilities	573.9	517.5
Long-term debt, net of current portion	2,600.5	2,545.4
Other long-term liabilities	189.8	185.3
	3,364.2	3,248.2
Commitments and contingencies
Redeemable noncontrolling interests	223.9	220.9
Shareholders’ equity:
Encompass Health shareholders’ equity	1,254.9	1,181.7
Noncontrolling interests	246.4	242.9
Total shareholders’ equity	1,501.3	1,424.6
Total liabilities(1) and shareholders’ equity	$5,089.4	$4,893.7

(1)
Our consolidated assets as of June 30, 2018 and December 31, 2017 include total assets of variable interest entities of $264.0 million and $264.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2018 and December 31, 2017 include total liabilities of the variable interest entities of $52.3 million and $52.5 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.3	$1.1	$2,791.4	$(1,191.0)	$(1.3)	$(418.5)	$242.9	$1,424.6
Net income	—	—	—	175.6	—	—	36.3	211.9
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared on common stock	—	—	(49.8)	—	—	—	—	(49.8)
Stock-based compensation	—	—	13.3	—	—	—	—	13.3
Distributions declared	—	—	—	—	—	—	(36.8)	(36.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	4.0	4.0
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(58.2)	—	—	—	—	(58.2)
Other	0.8	—	1.3	(1.3)	1.3	(0.7)	—	0.6
Balance at end of period	98.9	$1.1	$2,698.0	$(1,016.7)	$—	$(427.5)	$246.4	$1,501.3

	Six Months Ended June 30, 2017
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7
Net income	—	—	—	129.8	—	—	28.3	158.1
Receipt of treasury stock	(0.9)	—	—	—	—	(19.8)	—	(19.8)
Dividends declared on common stock	—	—	(45.5)	—	—	—	—	(45.5)
Stock-based compensation	—	—	9.7	—	—	—	—	9.7
Stock options exercised	1.1	—	19.7	—	—	(19.3)	—	0.4
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(22.9)	(22.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	21.1	21.1
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(45.1)	—	—	—	—	(45.1)
Repurchases of common stock in open market	(0.5)	—	—	—	—	(18.1)	—	(18.1)
Conversion of convertible debt, net of tax	8.9	—	53.7	—	—	274.5	—	328.2
Other	0.5	—	0.6	1.1	0.3	(0.4)	—	1.6
Balance at end of period	98.7	$1.1	$2,818.8	$(1,317.5)	$(0.9)	$(397.8)	$219.3	$1,323.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In Millions)
Cash flows from operating activities:
Net income	$218.4	$163.8
Loss from discontinued operations, net of tax	0.3	0.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	95.6	91.0
Loss on early extinguishment of debt	—	10.4
Equity in net income of nonconsolidated affiliates	(4.3)	(4.1)
Distributions from nonconsolidated affiliates	3.5	4.4
Stock-based compensation	47.5	28.7
Deferred tax (benefit) expense	(3.6)	44.2
Other, net	6.4	6.4
Change in assets and liabilities, net of acquisitions—
Accounts receivable	9.9	3.6
Other assets	11.4	(22.0)
Accounts payable	(0.4)	(0.4)
Accrued payroll	(10.6)	(0.5)
Other liabilities	12.0	7.0
Net cash used in operating activities of discontinued operations	(0.6)	(0.6)
Total adjustments	166.8	168.1
Net cash provided by operating activities	385.5	332.0

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In Millions)
Cash flows from investing activities:
Purchases of property and equipment	(108.8)	(99.9)
Additions to capitalized software costs	(9.7)	(9.7)
Acquisitions of businesses, net of cash acquired	(135.8)	(20.9)
Other, net	(6.7)	11.0
Net cash used in investing activities	(261.0)	(119.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(9.1)	(13.4)
Borrowings on revolving credit facility	245.0	105.0
Payments on revolving credit facility	(190.0)	(187.0)
Repurchases of common stock, including fees and expenses	—	(18.1)
Dividends paid on common stock	(49.9)	(43.5)
Purchase of equity interests in consolidated affiliates	(65.1)	—
Proceeds from exercising stock warrants	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	(35.2)	(24.1)
Taxes paid on behalf of employees for shares withheld	(8.3)	(19.8)
Other, net	(3.9)	4.5
Net cash used in financing activities	(116.5)	(169.8)
Increase in cash, cash equivalents, and restricted cash	8.0	42.7
Cash, cash equivalents, and restricted cash at beginning of period	116.8	101.4
Cash, cash equivalents, and restricted cash at end of period	$124.8	$144.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$54.4	$40.5
Restricted cash at beginning of period	62.4	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$116.8	$101.4

Cash and cash equivalents at end of period	$59.0	$71.1
Restricted cash at end of period	65.8	73.0
Cash, cash equivalents, and restricted cash at end of period	$124.8	$144.1

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$—	$319.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
See also Note 11, Segment Reporting.
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Medicare	$607.1	$569.2	$199.2	$161.5	$806.3	$730.7
Medicare Advantage	78.7	67.1	21.8	19.1	100.5	86.2
Managed care	86.6	85.3	8.7	6.6	95.3	91.9
Medicaid	26.8	23.1	2.7	1.2	29.5	24.3
Other third-party payors	12.7	12.5	—	—	12.7	12.5
Workers’ compensation	6.8	6.5	0.2	—	7.0	6.5
Patients	4.4	4.0	0.3	0.2	4.7	4.2
Other income	11.5	9.9	0.2	0.2	11.7	10.1
Total	$834.6	$777.6	$233.1	$188.8	$1,067.7	$966.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Medicare	$1,231.6	$1,142.9	$376.1	$313.8	$1,607.7	$1,456.7
Medicare Advantage	151.2	131.9	41.8	37.3	193.0	169.2
Managed care	171.6	170.2	16.3	13.7	187.9	183.9
Medicaid	51.5	44.7	3.2	2.4	54.7	47.1
Other third-party payors	24.7	23.9	—	—	24.7	23.9
Workers’ compensation	14.2	13.9	0.3	0.1	14.5	14.0
Patients	8.8	8.4	0.7	0.4	9.5	8.8
Other income	21.3	19.5	0.4	0.4	21.7	19.9
Total	$1,674.9	$1,555.4	$438.8	$368.1	$2,113.7	$1,923.5
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE initiative, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE initiative includes up to three rounds of claims review if necessary with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a ZPIC or RAC (defined below). We cannot predict the impact of the TPE initiative on our ability to collect claims on a timely basis.
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2017 to review certain patient files for discharges occurring from 2010 to 2017. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established contractors known as the Zone Program Integrity Contractors (“ZPICs”). These contractors conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the ZPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, ZPICs do not receive a specific financial incentive based on the amount of the error as a result of ZPIC audits. We have, from time to time, received ZPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all ZPIC denials arising from these audits using the same process we follow for appealing other denials by contractors.
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2017, and not all of these patient file requests have resulted in payment denial determinations by the audit contractor. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by MACs. Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take in excess of three years. In addition, because we have limited experience with ZPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. The impact on our estimates of amounts determined to be due to Encompass Health as a result of these audits during the three and six months ended June 30, 2018 and 2017 was not material.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
We bill a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment is typically received before all services are rendered. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of June 30, 2018 and December 31, 2017, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of June 30, 2018 and December 31, 2017.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the MAC. Adjustments to the transaction price for these caps were not material as of June 30, 2018 and December 31, 2017.
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
Accounts Receivable—
We report accounts receivable from services rendered at their estimated transaction price which takes into account price concessions from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation programs, employers, and patients. Our accounts receivable are concentrated by type of payor. The concentration of patient service accounts receivable by payor class, as a percentage of total patient service accounts receivable, is as follows:

	June 30, 2018	December 31, 2017
Medicare	72.9%	75.1%
Managed care and other discount plans, including Medicare Advantage	19.2%	17.4%
Medicaid	2.9%	2.4%
Other third-party payors	2.9%	2.9%
Workers' compensation	1.2%	1.3%
Patients	0.9%	0.9%
Total	100.0%	100.0%
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Recently Adopted Accounting Pronouncements—
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 606”). ASC 606 outlines a five-step framework that supersedes the principles for recognizing revenue and eliminates industry-specific guidance. In addition, ASC 606 revises current disclosure requirements in an effort to help financial statement users better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We adopted ASC 606 on January 1, 2018 using the full retrospective model. The primary impact of adopting under ASC 606 is that all amounts we previously presented as Provision for doubtful accounts are now considered an implicit price concession in determining Net operating revenues. Such concessions reduce the transaction price and therefore Net operating revenues, as shown below. Adopting ASC 606 on January 1, 2018 using the full retrospective transition method had the following impact to our previously reported condensed consolidated statements of operations (in millions):

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	As Previously Reported	Adjustment for ASC 606	Restated	As Previously Reported	Adjustment for ASC 606	Restated
Net operating revenues	$981.3	$(14.9)	$966.4	$1,956.1	$(32.6)	$1,923.5
Provision for doubtful accounts	$13.7	$(13.7)	$—	$30.1	$(30.1)	$—
Other operating expenses	$130.5	$(1.2)	$129.3	$259.6	$(2.5)	$257.1
Net income attributable to Encompass Health	$63.0	$—	$63.0	$129.8	$—	$129.8
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and was effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The adoption of this standard did not have any effect on our previously presented statement of cash flows for the six months ended June 30, 2017. The clarification that debt prepayment premiums should be classified as financing activities will result in an immaterial increase in operating cash inflows and a corresponding increase in financing cash outflows for the nine months and year ended September 30, 2017 and December 31, 2017, respectively, when presented.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance requires retrospective application and is effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The adoption of this guidance resulted in an immaterial decrease to previously reported Net cash used in investing activities for the six months ended June 30, 2017 and a corresponding increase to previously reported Increase in cash and cash equivalents (which is now captioned Increase in cash, cash equivalents, and restricted cash, pursuant to the adoption of this guidance). In addition, as noted above, we added a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements Not Yet Adopted—
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASC 842, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of future minimum lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. ASC 842 will be effective for our annual reporting period beginning on January 1, 2019. Early adoption is permitted. In transition, we will be required to recognize and measure leases beginning in the earliest period presented using a modified retrospective approach; therefore, we anticipate restating our condensed consolidated financial statements for the two fiscal years prior to the year of adoption. While we are currently assessing the impact this guidance may have on our condensed consolidated financial statements, we expect that virtually all of our existing operating leases will be reflected as right-of-use assets and liabilities on our condensed consolidated balance sheets under the new standard. We have received the necessary updates to our leasing software and are preparing for implementation. See Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2017 Form 10-K for disclosure related to our operating leases.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

2.	Business Combinations
Home Health and Hospice
Camellia Acquisition
On May 1, 2018, we completed the previously announced acquisition of privately owned Camellia Healthcare and affiliated entities (“Camellia”). The Camellia portfolio consists of hospice, home health and private duty locations in Mississippi, Alabama, Louisiana and Tennessee. The acquisition leverages our home health and hospice operating platform across key certificate of need states and strengthens our geographic presence in the Southeastern United States. We funded the cash purchase price of the acquisition with cash on hand and borrowings under our revolving credit facility.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Camellia from its date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for the noncompete and certain license intangible assets; an income approach utilizing the relief-from-royalty method for the trade name intangible asset; and an income approach utilizing the excess earnings method for the certificate of need and certain license intangible assets. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded as a result from this transaction is deductible for federal income tax purposes. The goodwill reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash and cash equivalents	$1.3
Prepaid expenses and other current assets	0.3
Property and equipment, net	0.6
Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	0.5
Trade name (useful life of 1 year)	1.4
Certificates of need (useful lives of 10 years)	16.6
Licenses (useful lives of 10 years)	21.6
Goodwill	97.0
Total assets acquired	139.3
Liabilities assumed:
Accounts payable	4.3
Accrued payroll	4.0
Total liabilities assumed	8.3
Net assets acquired	$131.0
Information regarding the net cash paid for Camellia is as follows (in millions):

Fair value of assets acquired, net of $1.3 million of cash acquired	$41.0
Goodwill	97.0
Fair value of liabilities assumed	(8.3)
Net cash paid for acquisition	$129.7
Other Home Health and Hospice Acquisitions
During the six months ended June 30, 2018, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In January 2018, we acquired the assets of one hospice location from Golden Age Hospice, Inc. in Oklahoma City, Oklahoma.

•	In June 2018, we acquired the assets of one hospice location from Medical Services of America in Las Vegas, Nevada.
We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired locations from their respective dates of acquisition. Assets acquired were recorded at their estimated fair values as of the respective acquisition dates. The fair values of identifiable intangible assets were based on valuations using an income approach. The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired locations’ mobile workforce and established relationships within each community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in these markets. All goodwill recorded as a result of these transactions is deductible for federal income tax purposes.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	$0.2
Licenses (useful lives of 10 years)	0.8
Goodwill	5.1
Total assets acquired	$6.1
Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fair value of assets acquired	$0.9	$1.4	$1.0	$2.7
Goodwill	4.6	3.2	5.1	7.4
Fair value of liabilities assumed	—	(0.1)	—	(0.1)
Net cash paid for acquisitions	$5.5	$4.5	$6.1	$10.0
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2017 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to June 30, 2018
Camellia	$13.7	$0.1
All Other Home Health and Hospice	0.7	(0.1)
Combined entity: Supplemental pro forma from 04/01/2018-06/30/2018	1,075.0	93.7
Combined entity: Supplemental pro forma from 04/01/2017-06/30/2017	986.7	66.5
Combined entity: Supplemental pro forma from 01/01/2018-06/30/2018	2,141.9	179.8
Combined entity: Supplemental pro forma from 01/01/2017-06/30/2017	1,963.1	135.7
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2017 reporting period.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2017 Form 10-K for information regarding acquisitions completed in 2017.

3.	Variable Interest Entities
As of June 30, 2018 and December 31, 2017, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1.2	$1.2
Accounts receivable	35.4	32.6
Other current assets	5.4	5.6
Total current assets	42.0	39.4
Property and equipment, net	140.9	142.8
Goodwill	73.5	73.5
Intangible assets, net	7.0	7.7
Other long-term assets	0.6	0.7
Total assets	$264.0	$264.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.8	$1.8
Accounts payable	5.9	6.5
Accrued expenses and other current liabilities	17.3	15.9
Total current liabilities	25.0	24.2
Long-term debt, net of current portion	27.3	28.3
Total liabilities	$52.3	$52.5

4.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2018 and December 31, 2017, we had $12.6 million and $11.9 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in six partially owned subsidiaries, of which five are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net operating revenues	$10.5	$10.4	$21.5	$21.2
Operating expenses	(5.6)	(6.0)	(13.2)	(12.1)
Income from continuing operations, net of tax	4.9	4.4	8.3	9.0
Net income	4.9	4.4	8.3	9.0

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$220.9	$138.3
Net income attributable to noncontrolling interests	6.5	5.7
Distributions declared	(4.6)	(3.1)
Purchase of redeemable noncontrolling interests	(65.1)	—
Change in fair value	66.2	75.1
Balance at end of period	$223.9	$216.0
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to nonredeemable noncontrolling interests	$17.7	$13.8	$36.3	$28.3
Net income attributable to redeemable noncontrolling interests	3.7	2.6	6.5	5.7
Net income attributable to noncontrolling interests	$21.4	$16.4	$42.8	$34.0
On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of June 30, 2018, the value of the outstanding shares of Holdings owned by management investors was approximately $195 million. See also Note 6, Fair Value Measurements.

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other current assets:
Current portion of restricted marketable securities	$9.1	$—	$9.1	$—	M
Other long-term assets:
Restricted marketable securities	51.9	—	51.9	—	M
Redeemable noncontrolling interests	223.9	—	—	223.9	I
As of December 31, 2017
Other current assets:
Current portion of restricted marketable securities	$17.8	$—	$17.8	$—	M
Other long-term assets:
Restricted marketable securities	44.2	—	44.2	—	M
Redeemable noncontrolling interests	220.9	—	—	220.9	I
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2018 and June 30, 2017, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$150.0	$150.0	$95.0	$95.0
Term loan facilities	287.4	288.8	294.7	296.3
5.125% Senior Notes due 2023	296.3	303.0	295.9	306.8
5.75% Senior Notes due 2024	1,194.3	1,212.0	1,193.9	1,228.5
5.75% Senior Notes due 2025	344.7	354.9	344.4	364.9
Other notes payable	96.3	96.3	82.3	82.3
Financial commitments:
Letters of credit	—	38.1	—	35.4
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
In February and May 2018, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2018, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10-K.

8.	Income Taxes
Our Provision for income tax expense of $29.3 million and $59.3 million for the three and six months ended June 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $28.6 million and $68.3 million for the three and six months ended June 30, 2017, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate and tax benefits resulting from exercises and vesting of share-based compensation.
We have state net operating losses (“NOLs”) of $73.7 million that expire in various amounts at varying times through 2031. The $75.4 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2018 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2018, we maintained a valuation allowance of $36.7 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $51.3 million through December 31, 2017. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) included revisions to Internal Revenue Code §451 that may eliminate this deferral of revenue for tax purposes and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its future impact on the method change we received in March 2017.
Total remaining gross unrecognized tax benefits were $1.1 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2017	$0.3	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.8	0.1
Balance at June 30, 2018	$1.1	$0.1
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2018 and 2017 was not material. Accrued interest income related to income taxes as of June 30, 2018 and December 31, 2017 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process, a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year, in December 2016 for the 2017 tax year, and in January 2018 for the 2018 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and is currently examining the 2017 and 2018 tax years. Our 2014 federal income tax return has been filed, and the IRS has not indicated its intent to examine or survey this return. The IRS has issued no-change Revenue Agent’s Reports effectively closing our 2015 and 2016 tax year audits. As a result, we have settled federal income tax examinations with the IRS for all tax years through 2013 as well as 2015 and 2016. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by one state for tax years ranging from 2013 through 2015.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate that approximately $0.5 million of our unrecognized tax benefits will be released within the next 12 months.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Numerator:
Income from continuing operations	$113.0	$79.2	$218.7	$163.9
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.4)	(16.4)	(42.8)	(34.0)
Less: Income allocated to participating securities	(0.3)	(0.2)	(0.6)	(0.4)
Income from continuing operations attributable to Encompass Health common shareholders	91.3	62.6	175.3	129.5
Income (loss) from discontinued operations, net of tax, attributable to Encompass Health common shareholders	0.2	0.2	(0.3)	(0.1)
Net income attributable to Encompass Health common shareholders	$91.5	$62.8	$175.0	$129.4
Denominator:
Basic weighted average common shares outstanding	97.9	90.3	97.9	89.5
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.93	$0.70	$1.79	$1.45
Discontinued operations	—	—	—	—
Net income	$0.93	$0.70	$1.79	$1.45

Diluted:
Numerator:
Income from continuing operations	$113.0	$79.2	$218.7	$163.9
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.4)	(16.4)	(42.8)	(34.0)
Add: Interest on convertible debt, net of tax	—	2.1	—	4.6
Add: Loss on extinguishment of convertible debt, net of tax	—	6.2	—	6.2
Income from continuing operations attributable to Encompass Health common shareholders	91.6	71.1	175.9	140.7
Income (loss) from discontinued operations, net of tax, attributable to Encompass Health common shareholders	0.2	0.2	(0.3)	(0.1)
Net income attributable to Encompass Health common shareholders	$91.8	$71.3	$175.6	$140.6
Denominator:
Diluted weighted average common shares outstanding	99.6	98.9	99.6	99.0
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.92	$0.70	$1.76	$1.42
Discontinued operations	—	—	—	—
Net income	$0.92	$0.70	$1.76	$1.42

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	97.9	90.3	97.9	89.5
Convertible senior subordinated notes	—	7.5	—	8.1
Restricted stock awards, dilutive stock options, and restricted stock units	1.7	1.1	1.7	1.4
Diluted weighted average common shares outstanding	99.6	98.9	99.6	99.0
For the second quarter of 2017, adding back the loss on extinguishment of convertible debt, net of tax to our Income from continuing operations attributable to Encompass Health common shareholders causes a per share increase when calculating diluted earnings per common share resulting in an antidilutive per share amount.
In October 2017, February 2018, and May 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018, April 2018, and July 2018, respectively. On July 24, 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share, payable on October 15, 2018 to stockholders of record on October 1, 2018. As of June 30, 2018 and December 31, 2017, accrued common stock dividends of $26.0 million and $25.4 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

or legal and regulatory proceedings could materially and adversely affect our financial position, results of operations, and cash flows in a given period.
Nichols Litigation—
We were named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the circuit court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against Encompass Health and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. On March 23, 2018, the Alabama Supreme Court reversed the trial court’s dismissal, holding that the plaintiffs’ claims were not derivative or time-barred, and remanded the case for further proceedings. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court.
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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. On November 8, 2017, the Alabama Supreme Court heard the oral hearing of the appeal but has not yet rendered a decision.

We posted a bond in the amount of the judgment pending resolution of our appeal. We intend to vigorously defend ourselves in this case. Although we continue to believe in the merit of our defenses and counterarguments, we recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of June 30, 2018, we maintained a liability of $20.1 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet with a corresponding receivable of $15.5 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.

Encompass Health Corporation and Subsidiaries
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 31 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2018, we operate 128 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture that we account for using the equity method of accounting. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of June 30, 2018, we provide home health and hospice services across 272 locations and 30 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures that we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, home health aide, and private duty services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net operating revenues	$834.6	$777.6	$1,674.9	$1,555.4	$233.1	$188.8	$438.8	$368.1
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	416.5	394.3	840.7	792.5	—	—	—	—
Other operating expenses	126.9	112.9	249.8	224.7	—	—	—	—
Supplies	34.7	33.8	70.6	67.5	—	—	—	—
Occupancy costs	16.0	15.5	31.5	30.6	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	109.1	87.5	207.7	175.2
Support and overhead costs	—	—	—	—	80.8	67.7	152.8	134.5
	594.1	556.5	1,192.6	1,115.3	189.9	155.2	360.5	309.7
Other income	(1.2)	(0.9)	(1.7)	(1.9)	(0.5)	—	(0.5)	—
Equity in net income of nonconsolidated affiliates	(1.6)	(1.8)	(3.6)	(3.7)	(0.4)	(0.2)	(0.7)	(0.4)
Noncontrolling interests	19.8	15.4	40.3	31.9	2.5	1.0	4.4	2.1
Segment Adjusted EBITDA	$223.5	$208.4	$447.3	$413.8	$41.6	$32.8	$75.1	$56.7

Capital expenditures	$54.4	$62.6	$116.6	$105.8	$4.3	$2.2	$6.0	$3.9

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of June 30, 2018
Total assets	$3,818.7	$1,311.2	$5,089.4
Investments in and advances to nonconsolidated affiliates	9.8	2.8	12.6
As of December 31, 2017
Total assets	$3,789.1	$1,150.5	$4,893.7
Investments in and advances to nonconsolidated affiliates	9.3	2.6	11.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total segment Adjusted EBITDA	$265.1	$241.2	$522.4	$470.5
General and administrative expenses	(54.9)	(52.4)	(116.0)	(88.9)
Depreciation and amortization	(49.7)	(45.8)	(95.6)	(91.0)
Loss on disposal of assets	(2.4)	(0.8)	(3.2)	(0.3)
Loss on early extinguishment of debt	—	(10.4)	—	(10.4)
Interest expense and amortization of debt discounts and fees	(37.7)	(40.4)	(73.3)	(81.7)
Net income attributable to noncontrolling interests	21.4	16.4	42.8	34.0
SARs mark-to-market impact on noncontrolling interests	0.9	—	1.9	—
Change in fair market value of equity securities	(0.4)	—	(1.0)	—
Income from continuing operations before income tax expense	$142.3	$107.8	$278.0	$232.2

	June 30, 2018	December 31, 2017
Total assets for reportable segments	$5,129.9	$4,939.6
Reclassification of deferred income tax liabilities to net deferred income tax assets	(40.5)	(45.9)
Total consolidated assets	$5,089.4	$4,893.7
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Inpatient rehabilitation:
Inpatient	$809.6	$751.5	$1,626.7	$1,504.2
Outpatient and other	25.0	26.1	48.2	51.2
Total inpatient rehabilitation	834.6	777.6	1,674.9	1,555.4
Home health and hospice:
Home health	204.8	171.9	390.1	335.8
Hospice	28.3	16.9	48.7	32.3
Total home health and hospice	233.1	188.8	438.8	368.1
Total net operating revenues	$1,067.7	$966.4	$2,113.7	$1,923.5

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

Encompass Health Corporation and Subsidiaries
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.7	$581.5	$513.7	$(33.2)	$1,067.7
Operating expenses:
Salaries and benefits	9.4	277.7	296.5	(5.4)	578.2
Other operating expenses	9.3	89.8	63.3	(13.0)	149.4
Occupancy costs	0.5	23.9	9.9	(14.8)	19.5
Supplies	—	23.5	15.8	—	39.3
General and administrative expenses	41.2	—	13.7	—	54.9
Depreciation and amortization	3.5	26.7	19.5	—	49.7
Total operating expenses	63.9	441.6	418.7	(33.2)	891.0
Interest expense and amortization of debt discounts and fees	31.9	5.2	7.2	(6.6)	37.7
Other income	(6.2)	(0.3)	(1.4)	6.6	(1.3)
Equity in net income of nonconsolidated affiliates	—	(1.7)	(0.3)	—	(2.0)
Equity in net income of consolidated affiliates	(117.4)	(17.6)	—	135.0	—
Management fees	(38.5)	28.1	10.4	—	—
Income from continuing operations before income tax (benefit) expense	72.0	126.2	79.1	(135.0)	142.3
Provision for income tax (benefit) expense	(19.6)	34.0	14.9	—	29.3
Income from continuing operations	91.6	92.2	64.2	(135.0)	113.0
Income from discontinued operations, net of tax	0.2	—	—	—	0.2
Net income	91.8	92.2	64.2	(135.0)	113.2
Less: Net income attributable to noncontrolling interests	—	—	(21.4)	—	(21.4)
Net income attributable to Encompass Health	$91.8	$92.2	$42.8	$(135.0)	$91.8
Comprehensive income	$91.8	$92.2	$64.2	$(135.0)	$113.2
Comprehensive income attributable to Encompass Health	$91.8	$92.2	$42.8	$(135.0)	$91.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.3	$558.4	$434.3	$(31.6)	$966.4
Operating expenses:
Salaries and benefits	8.7	267.1	257.2	(5.2)	527.8
Other operating expenses	7.5	78.9	55.0	(12.1)	129.3
Occupancy costs	0.5	23.3	8.8	(14.3)	18.3
Supplies	—	23.4	13.7	—	37.1
General and administrative expenses	37.6	—	14.8	—	52.4
Depreciation and amortization	2.4	25.7	17.7	—	45.8
Total operating expenses	56.7	418.4	367.2	(31.6)	810.7
Loss on early extinguishment of debt	10.4	—	—	—	10.4
Interest expense and amortization of debt discounts and fees	34.5	5.3	5.9	(5.3)	40.4
Other income	(5.4)	(0.1)	(0.7)	5.3	(0.9)
Equity in net income of nonconsolidated affiliates	—	(1.8)	(0.2)	—	(2.0)
Equity in net income of consolidated affiliates	(85.2)	(7.7)	—	92.9	—
Management fees	(36.1)	27.1	9.0	—	—
Income from continuing operations before income tax (benefit) expense	30.4	117.2	53.1	(92.9)	107.8
Provision for income tax (benefit) expense	(32.4)	46.8	14.2	—	28.6
Income from continuing operations	62.8	70.4	38.9	(92.9)	79.2
Income from discontinued operations, net of tax	0.2	—	—	—	0.2
Net income	63.0	70.4	38.9	(92.9)	79.4
Less: Net income attributable to noncontrolling interests	—	—	(16.4)	—	(16.4)
Net income attributable to Encompass Health	$63.0	$70.4	$22.5	$(92.9)	$63.0
Comprehensive income	$63.0	$70.4	$38.9	$(92.9)	$79.4
Comprehensive income attributable to Encompass Health	$63.0	$70.4	$22.5	$(92.9)	$63.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$11.1	$1,168.5	$999.9	$(65.8)	$2,113.7
Operating expenses:
Salaries and benefits	22.6	556.9	579.7	(10.8)	1,148.4
Other operating expenses	17.7	173.5	124.8	(25.4)	290.6
Occupancy costs	1.0	47.6	19.1	(29.6)	38.1
Supplies	—	47.9	31.3	—	79.2
General and administrative expenses	80.6	—	35.4	—	116.0
Depreciation and amortization	5.5	52.8	37.3	—	95.6
Total operating expenses	127.4	878.7	827.6	(65.8)	1,767.9
Interest expense and amortization of debt discounts and fees	61.7	10.4	12.9	(11.7)	73.3
Other income	(10.9)	(0.5)	(1.5)	11.7	(1.2)
Equity in net income of nonconsolidated affiliates	—	(3.6)	(0.7)	—	(4.3)
Equity in net income of consolidated affiliates	(229.4)	(35.4)	—	264.8	—
Management fees	(76.9)	56.5	20.4	—	—
Income from continuing operations before income tax (benefit) expense	139.2	262.4	141.2	(264.8)	278.0
Provision for income tax (benefit) expense	(36.7)	70.7	25.3	—	59.3
Income from continuing operations	175.9	191.7	115.9	(264.8)	218.7
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net income	175.6	191.7	115.9	(264.8)	218.4
Less: Net income attributable to noncontrolling interests	—	—	(42.8)	—	(42.8)
Net income attributable to Encompass Health	$175.6	$191.7	$73.1	$(264.8)	$175.6
Comprehensive income	$175.6	$191.7	$115.9	$(264.8)	$218.4
Comprehensive income attributable to Encompass Health	$175.6	$191.7	$73.1	$(264.8)	$175.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$10.6	$1,119.1	$856.6	$(62.8)	$1,923.5
Operating expenses:
Salaries and benefits	19.9	537.4	511.1	(10.5)	1,057.9
Other operating expenses	15.7	155.8	109.6	(24.0)	257.1
Occupancy costs	1.0	46.6	16.9	(28.3)	36.2
Supplies	—	46.9	27.2	—	74.1
General and administrative expenses	69.2	—	19.7	—	88.9
Depreciation and amortization	4.8	51.4	34.8	—	91.0
Total operating expenses	110.6	838.1	719.3	(62.8)	1,605.2
Loss on early extinguishment of debt	10.4	—	—	—	10.4
Interest expense and amortization of debt discounts and fees	69.7	10.7	11.7	(10.4)	81.7
Other income	(10.8)	(0.2)	(1.3)	10.4	(1.9)
Equity in net income of nonconsolidated affiliates	—	(3.7)	(0.4)	—	(4.1)
Equity in net income of consolidated affiliates	(171.4)	(17.5)	—	188.9	—
Management fees	(72.0)	54.2	17.8	—	—
Income from continuing operations before income tax (benefit) expense	74.1	237.5	109.5	(188.9)	232.2
Provision for income tax (benefit) expense	(55.8)	94.8	29.3	—	68.3
Income from continuing operations	129.9	142.7	80.2	(188.9)	163.9
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	129.8	142.7	80.2	(188.9)	163.8
Less: Net income attributable to noncontrolling interests	—	—	(34.0)	—	(34.0)
Net income attributable to Encompass Health	$129.8	$142.7	$46.2	$(188.9)	$129.8
Comprehensive income	$130.1	$142.7	$80.2	$(188.9)	$164.1
Comprehensive income attributable to Encompass Health	$130.1	$142.7	$46.2	$(188.9)	$130.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$34.2	$3.9	$20.9	$—	$59.0
Restricted cash	—	—	65.8	—	65.8
Accounts receivable	—	268.2	188.4	—	456.6
Other current assets	76.4	17.1	60.7	(64.0)	90.2
Total current assets	110.6	289.2	335.8	(64.0)	671.6
Property and equipment, net	120.6	1,007.1	438.1	—	1,565.8
Goodwill	—	854.6	1,220.1	—	2,074.7
Intangible assets, net	21.9	102.3	319.2	—	443.4
Deferred income tax assets	106.8	8.4	—	(39.8)	75.4
Other long-term assets	51.2	103.4	103.9	—	258.5
Intercompany notes receivable	589.4	—	—	(589.4)	—
Intercompany receivable and investments in consolidated affiliates	2,844.9	577.1	—	(3,422.0)	—
Total assets	$3,845.4	$2,942.1	$2,417.1	$(4,115.2)	$5,089.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$34.5	$7.7	$11.3	$(17.5)	$36.0
Accounts payable	12.7	47.6	25.3	—	85.6
Accrued expenses and other current liabilities	190.2	66.4	242.2	(46.5)	452.3
Total current liabilities	237.4	121.7	278.8	(64.0)	573.9
Long-term debt, net of current portion	2,318.3	238.1	44.1	—	2,600.5
Intercompany notes payable	—	—	589.4	(589.4)	—
Other long-term liabilities	34.8	17.1	177.6	(39.7)	189.8
Intercompany payable	—	—	80.3	(80.3)	—
	2,590.5	376.9	1,170.2	(773.4)	3,364.2
Commitments and contingencies
Redeemable noncontrolling interests	—	—	223.9	—	223.9
Shareholders’ equity:
Encompass Health shareholders’ equity	1,254.9	2,565.2	776.6	(3,341.8)	1,254.9
Noncontrolling interests	—	—	246.4	—	246.4
Total shareholders’ equity	1,254.9	2,565.2	1,023.0	(3,341.8)	1,501.3
Total liabilities and shareholders’ equity	$3,845.4	$2,942.1	$2,417.1	$(4,115.2)	$5,089.4

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(13.8)	$219.5	$179.8	$—	$385.5
Cash flows from investing activities:
Purchases of property and equipment	(18.0)	(60.6)	(30.2)	—	(108.8)
Additions to capitalized software costs	(8.7)	—	(1.0)	—	(9.7)
Acquisitions of businesses, net of cash acquired	(129.7)	—	(6.1)	—	(135.8)
Proceeds from repayment of intercompany note receivable	30.0	—	—	(30.0)	—
Other, net	(5.2)	(0.1)	(1.4)	—	(6.7)
Net cash used in investing activities	(131.6)	(60.7)	(38.7)	(30.0)	(261.0)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(7.6)	—	(1.5)	—	(9.1)
Principal payments on intercompany note payable	—	—	(30.0)	30.0	—
Borrowings on revolving credit facility	245.0	—	—	—	245.0
Payments on revolving credit facility	(190.0)	—	—	—	(190.0)
Dividends paid on common stock	(49.8)	—	(0.1)	—	(49.9)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(35.2)	—	(35.2)
Taxes paid on behalf of employees for shares withheld	(7.4)	—	(0.9)	—	(8.3)
Other, net	0.5	(3.7)	(0.7)	—	(3.9)
Change in intercompany advances	219.7	(154.1)	(65.6)	—	—
Net cash provided by (used in) financing activities	145.3	(157.8)	(134.0)	30.0	(116.5)
(Decrease) increase in cash, cash equivalents, and restricted cash	(0.1)	1.0	7.1	—	8.0
Cash, cash equivalents, and restricted cash at beginning of period	34.3	2.9	79.6	—	116.8
Cash, cash equivalents, and restricted cash at end of period	$34.2	$3.9	$86.7	$—	$124.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$2.9	$17.2	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$2.9	$79.6	$—	$116.8

Cash and cash equivalents at end of period	$34.2	$3.9	$20.9	$—	$59.0
Restricted cash at end of period	—	—	65.8	—	65.8
Cash, cash equivalents, and restricted cash at end of period	$34.2	$3.9	$86.7	$—	$124.8

Supplemental schedule of noncash financing activity:
Intercompany note activity	$(134.2)	$—	$134.2	$—	$—

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$26.8	$169.9	$135.3	$—	$332.0
Cash flows from investing activities:
Purchases of property and equipment	(13.1)	(39.7)	(47.1)	—	(99.9)
Additions to capitalized software costs	(8.3)	(0.2)	(1.2)	—	(9.7)
Acquisitions of businesses, net of cash acquired	(10.9)	—	(10.0)	—	(20.9)
Proceeds from repayment of intercompany note receivable	17.0	—	—	(17.0)	—
Other, net	(1.7)	9.0	3.7	—	11.0
Net cash used in investing activities	(17.0)	(30.9)	(54.6)	(17.0)	(119.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(11.9)	—	(1.5)	—	(13.4)
Principal payments on intercompany note payable	—	—	(17.0)	17.0	—
Borrowings on revolving credit facility	105.0	—	—	—	105.0
Payments on revolving credit facility	(187.0)	—	—	—	(187.0)
Repurchases of common stock, including fees and expenses	(18.1)	—	—	—	(18.1)
Dividends paid on common stock	(43.5)	—	—	—	(43.5)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(24.1)	—	(24.1)
Taxes paid on behalf of employees for shares withheld	(19.5)	—	(0.3)	—	(19.8)
Other, net	0.4	(3.3)	7.4	—	4.5
Change in intercompany advances	158.4	(133.4)	(25.0)	—	—
Net cash provided by (used in) financing activities	10.4	(136.7)	(60.5)	17.0	(169.8)
Increase in cash, cash equivalents, and restricted cash	20.2	2.3	20.2	—	42.7
Cash, cash equivalents, and restricted cash at beginning of period	20.6	1.6	79.2	—	101.4
Cash, cash equivalents, and restricted cash at end of period	$40.8	$3.9	$99.4	$—	$144.1

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$20.6	$1.6	$18.3	$—	$40.5
Restricted cash at beginning of period	—	—	60.9	—	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$20.6	$1.6	$79.2	$—	$101.4

Cash and cash equivalents at end of period	$40.8	$3.9	$26.4	$—	$71.1
Restricted cash at end of period	—	—	73.0	—	73.0
Cash, cash equivalents, and restricted cash at end of period	$40.8	$3.9	$99.4	$—	$144.1

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$319.4	$—	$—	$—	$319.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Effective January 1, 2018, we changed our name from HealthSouth Corporation to Encompass Health Corporation, and our NYSE ticker symbol changed from “HLS” to “EHC.” Our operations in both business segments are transitioning to the Encompass Health branding on a rolling basis.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2018, we operate 128 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture that we account for using the equity method of accounting. In addition to our hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 78% and 79% of our Net operating revenues for the three and six months ended June 30, 2018, respectively.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of June 30, 2018, we provide home health and hospice services across 272 locations and 30 states, with concentrations in the Southeast and Texas. In addition, two of these home health locations operate as joint ventures that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 22% and 21% of our Net operating revenues for the three and six months ended June 30, 2018, respectively.
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

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives that include implementing the rebranding and name change, developing and implementing post-acute patient navigation tools (Post-Acute Innovation Center), enhancing clinical collaboration between our inpatient rehabilitation hospitals and home health locations, refining and expanding use of clinical data analytics to further improve patient outcomes, and increasing participation in alternative payment models.

During the three and six months ended June 30, 2018, Net operating revenues increased 10.5% and 9.9% over the same periods of 2017 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 5.2% coupled with a 2.5% increase in net patient revenue per discharge in the second quarter of 2018 generated 7.3% growth in net patient revenue compared to the second quarter of 2017. Discharge growth included a 3.6% increase in same-store discharges. During the six months ended June 30, 2018, discharge growth of 5.9% coupled with a 2.1% increase in net patient revenue per discharge generated 7.7% growth in net patient revenue from our hospitals compared to the six months ended June 30, 2017. Our inpatient rehabilitation outcomes and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDSMR”), remained well above the average for hospitals included in the UDSMR database.
Within our home health and hospice segment, home health admission growth of 10.4% coupled with the impact of a 0.2% decrease in revenue per episode in the second quarter of 2018 contributed to 23.5% growth in home health and hospice revenue compared to the second quarter of 2017. Home health admission growth included a 5.1% increase in same-store admissions. During the six months ended June 30, 2018, home health admission growth of 10.1% coupled with the impact of a 0.8% decrease in revenue per episode contributed to 19.2% growth in home health and hospice revenue compared to the six months ended June 30, 2017. Home health admission growth for the six-month period included a 6.2% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
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

•
began accepting patients at our new, 34-bed inpatient rehabilitation hospital in Shelby County, Alabama in April 2018 and our new 38-bed inpatient rehabilitation hospital in Hilton Head, South Carolina in June 2018;

•	continued planning the operation of our 29-bed joint venture hospital with Tidelands Health in Murrells Inlet, South Carolina. The hospital is expected to begin operating in the third quarter of 2018;

•	continued the construction of our 68-bed joint venture hospital with Novant Health, Inc. in Winston-Salem, North Carolina. The hospital is expected to begin operating in the fourth quarter of 2018;

•	continued the construction of our 40-bed joint venture hospital with University Medical Center Health System in Lubbock, Texas. The hospital is expected to begin operating in 2019; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Murrieta, California	50	Q2 2018	Q4 2019
Katy, Texas	40	Q3 2018	Q4 2019
We also continued our growth efforts in our home health and hospice segment. On May 1, 2018, we completed the previously announced acquisition of privately owned Camellia Healthcare and affiliated entities (“Camellia”). The Camellia portfolio consists of 18 hospice, 14 home health, and 2 private duty locations in Mississippi, Alabama, Louisiana and Tennessee. The Camellia acquisition leverages our home health and hospice operating platform across key certificate of need states and strengthens our geographic presence in the Southeastern United States. With the closing of this transaction, we are positioned as a top 25 provider of hospice services. We funded the cash purchase price of the acquisition with cash on hand and borrowings under our revolving credit facility. We expect to realize a tax benefit with an estimated present value of $20 million to $25 million related to this transaction.
In addition to completing the Camellia transaction, we acquired two hospice locations located in Oklahoma City, Oklahoma and Las Vegas, Nevada and began accepting patients at our four new home health locations in Owasso, Oklahoma; Atlanta, Georgia; Vernon, Alabama; and Boise, Idaho.
We also continued our shareholder distributions. In October 2017, February 2018, and May 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018, April 2018, and July 2018, respectively. On July 24, 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share, payable on October 15, 2018 to stockholders of record on October 1, 2018. In February 2018, we purchased one-third of the equity interests held by members of the home health and hospice management team for approximately $65 million. For additional information on this transaction, see the “Liquidity and Capital Resources” section of this Item and Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements.
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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes our electronic clinical information system (“ACE-IT”). We believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment also uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, an industry leading comprehensive information platform designed to manage the entire patient work flow and allow home health providers to process clinical, compliance, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. Homecare HomebaseSM also allows providers to share valuable data with payors to promote better patient outcomes on a more cost-effective basis. All of these systems allow us to enhance our clinical and business processes. Our information systems allow us to collect, analyze, and share information on a timely basis, making us an ideal partner for other healthcare providers in a coordinated care delivery environment.
Our short-term priorities include our operational initiatives. The implementation of our rebranding and name change reflects our expanding national footprint and our strategy to deliver high-quality, cost-effective integrated care across the post-acute continuum. Through the Post-Acute Innovation Center, we will combine our clinical expertise with Cerner’s technology in an effort to assume a leading position in the development and utilization of market-specific clinical decision support tools. We will also continue to enhance the clinical collaboration efforts between our two segments, refine and expand our predictive data analytics to further improve patient outcomes, and increase our participation in alternative payment models.
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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is particularly important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. The federal government’s reliance on sub-regulatory guidance, such as handbooks, FAQs, internal memoranda, and press releases, presents a unique challenge. Such sub-regulatory guidance purports to explain validly promulgated regulations but often expands or supplements existing regulations without constitutionally and statutorily required notice and comment and other procedural protections. Without procedural protections, sub-regulatory guidance poses a risk above and beyond reasonable efforts to follow validly promulgated regulations, particularly when the agency or MAC seeking to enforce such sub-regulatory guidance is not the agency or MAC issuing the guidance. If we were unable to remain compliant with

Medicare and other regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
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
On July 31, 2018, CMS released its Notice of Final Rulemaking for Fiscal Year 2019 (the “2019 Final IRF Rule”) for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2019 Final IRF Rule will implement a net 1.35% market basket increase effective for discharges between October 1, 2018 and September 30, 2019, calculated as follows:

Market basket update	2.9%
Healthcare reform reduction	75 basis points
Productivity adjustment	80 basis points
The 2019 Final IRF Rule also includes other changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revision to the wage index values, updates to the case-mix group relative weights and average length of stay values using fiscal year 2017 claims data and 2016 cost report data, and an increase to the outlier fixed loss threshold. CMS has estimated the 2019 Final IRF Rule will increase Medicare IRF payments in fiscal year 2019 by approximately 1.3%. Based on our analysis that utilizes, among other things, the acuity of our patients over the 12-month period prior to the 2019 Final IRF Rule’s release, our experience with outlier payments over this same time frame, and other factors, we believe the 2019 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 1.2% effective October 1, 2018.
The 2019 Final IRF Rule will also modify certain IRF coverage requirements and remove two quality reporting measures. Beginning in FY 2020, CMS will no longer utilize the functional assessment items contained in the FIMTM instrument as part of the IRF Patient Assessment Instrument. This will affect patients’ classification into case-mix groupings and length-of-stay values under the IRF-PPS. CMS will be further modifying the case-mix groupings, length-of-stay values and other definitions in the FY 2020 Notice of Proposed Rulemaking after incorporating a second year of data in its regression modeling. At present, we are unable to determine the impact the changes to the case-mix classification system starting in FY 2020 would have on Medicare payments beginning October 1, 2019.
On July 2, 2018, CMS released its Notice of Proposed Rulemaking for Calendar Year 2019 (the “2019 Proposed HH Rule”) for home health agencies under the HH-PPS. CMS estimates the 2019 Proposed HH Rule would increase Medicare payments to home health agencies by 2.1%. Specifically, while the proposed rule provides for a market basket update of 2.8%, that update is reduced by 0.7% for a productivity adjustment and 0.1% for the extension of the rural payment add-on factor as mandated by the 2018 Budget Act and increased by 0.1% for a change in the outlier fixed-dollar loss ratio. The 2019 Proposed HH Rule included other changes that would impact our agency-by-agency episode payment for Medicare reimbursement in 2019. Such changes include, but are not limited to, revisions to the case-mix weights, wage index values, and national per-visit payment amounts.

The 2019 Proposed HH Rule would provide further updates to the home health value-based purchasing and home health quality reporting programs. While we continue to review the details of the 2019 Proposed HH Rule, we believe it will result in an increase to our Medicare home health payment rates of approximately 1.6% effective for episodes ending in calendar year 2019.
The 2019 Proposed HH Rule also proposes significant changes to the HH-PPS that would be effective on or after January 1, 2020. These changes would include the implementation of a new home health payment system, called the Patient-Driven Groupings Model (“PDGM”), as mandated by the 2018 Budget Act discussed above. The PDGM would use 30-day payment periods and rely more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to set payments. It is too early to assess the potential effect of PDGM on our business in 2020. The details of the rule are likely to change before the rule goes into effect. We cannot at this time assess potential changes to our patient mix between now and 2020. Current projections do not account for actions we may take to adapt to the rule. To present PDGM as budget neutral, CMS has proposed significant Medicare rate reductions to offset expected provider behavioral changes in response to PDGM. Based on 2017 data, and assuming no change in the foregoing and other factors, which are subject to potentially significant change, we estimate an approximate 5.4% reduction in Medicare payments assuming the PDGM is implemented on a budget neutral basis. We are unable to assess the likelihood or effect of these potential behavioral changes.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	75.5%	75.6%	76.1%	75.7%
Medicare Advantage	9.4%	8.9%	9.1%	8.8%
Managed care	8.9%	9.5%	8.9%	9.6%
Medicaid	2.8%	2.5%	2.6%	2.5%
Other third-party payors	1.2%	1.3%	1.2%	1.2%
Workers’ compensation	0.7%	0.7%	0.7%	0.7%
Patients	0.4%	0.4%	0.4%	0.5%
Other income	1.1%	1.1%	1.0%	1.0%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2017 Form 10-K.

Our Results
For the three and six months ended June 30, 2018 and 2017, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues	$1,067.7	$966.4	10.5%	$2,113.7	$1,923.5	9.9%
Operating expenses:
Salaries and benefits	578.2	527.8	9.5%	1,148.4	1,057.9	8.6%
Other operating expenses	149.4	129.3	15.5%	290.6	257.1	13.0%
Occupancy costs	19.5	18.3	6.6%	38.1	36.2	5.2%
Supplies	39.3	37.1	5.9%	79.2	74.1	6.9%
General and administrative expenses	54.9	52.4	4.8%	116.0	88.9	30.5%
Depreciation and amortization	49.7	45.8	8.5%	95.6	91.0	5.1%
Total operating expenses	891.0	810.7	9.9%	1,767.9	1,605.2	10.1%
Loss on early extinguishment of debt	—	10.4	(100.0)%	—	10.4	(100.0)%
Interest expense and amortization of debt discounts and fees	37.7	40.4	(6.7)%	73.3	81.7	(10.3)%
Other income	(1.3)	(0.9)	44.4%	(1.2)	(1.9)	(36.8)%
Equity in net income of nonconsolidated affiliates	(2.0)	(2.0)	—%	(4.3)	(4.1)	4.9%
Income from continuing operations before income tax expense	142.3	107.8	32.0%	278.0	232.2	19.7%
Provision for income tax expense	29.3	28.6	2.4%	59.3	68.3	(13.2)%
Income from continuing operations	113.0	79.2	42.7%	218.7	163.9	33.4%
Income (loss) from discontinued operations, net of tax	0.2	0.2	—%	(0.3)	(0.1)	200.0%
Net income	113.2	79.4	42.6%	218.4	163.8	33.3%
Less: Net income attributable to noncontrolling interests	(21.4)	(16.4)	30.5%	(42.8)	(34.0)	25.9%
Net income attributable to Encompass Health	$91.8	$63.0	45.7%	$175.6	$129.8	35.3%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Salaries and benefits	54.2%	54.6%	54.3%	55.0%
Other operating expenses	14.0%	13.4%	13.7%	13.4%
Occupancy costs	1.8%	1.9%	1.8%	1.9%
Supplies	3.7%	3.8%	3.7%	3.9%
General and administrative expenses	5.1%	5.4%	5.5%	4.6%
Depreciation and amortization	4.7%	4.7%	4.5%	4.7%
Total operating expenses	83.5%	83.9%	83.6%	83.5%
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals and locations open throughout both the full current periods and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
Net Operating Revenues
Our consolidated Net operating revenues increased in the three and six months ended June 30, 2018 over the same periods of 2017 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. The three and six months ended June 30, 2018 benefited from retroactive price adjustments and a year-over-year reduction in bad debt, which is now a component of revenues as a result of the new revenue recognition accounting guidance discussed in Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily due to increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities, salary increases for our employees, and an increase in benefit costs.
Salaries and benefits as a percent of Net operating revenues decreased during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily from labor management and higher volumes which contributed to lower employees per occupied bed, as defined in “Segment Results” of this Item, and benefited from the aforementioned retroactive price adjustments and reduction in bad debt.
Other Operating Expenses
Other operating expenses increased during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses increased during the three and six months ended June 30, 2018 compared to the same period of 2017 primarily due to increases in contract services and increases in provider taxes.
Supplies
Supplies increased during the three and six months ended June 30, 2018 compared to the same periods of 2017 due primarily to increased patient volumes.
General and Administrative Expenses
General and administrative expenses increased during the three months ended June 30, 2018 compared to the same periods of 2017 due primarily to increased salary and benefit costs and costs associated with our rebranding and name change. General and administrative expenses as a percent of Net operating revenues decreased during the three months ended June 30, 2018 compared to the same period of 2017 due primarily to operating leverage resulting from revenue growth. General and administrative expenses increased during the six months ended June 30, 2018 compared to the same periods of 2017 in terms of dollars and as a percent of Net operating revenues due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights, and costs associated with our rebranding and name change.
The 2018 rebranding investment is estimated to be approximately $16 million to $19 million, of which $2.8 million and $6.4 million was spent during the three and six months ended June 30, 2018, respectively, compared to $1.7 million and $2.2 million spent during the three and six months ended June 30, 2017, respectively. For additional information on stock appreciation rights, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10-K, and on the rebranding and name change, see the “Executive Overview” section of this Item.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2018 compared to the same periods of 2017 due to our capital expenditures and development activities.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the three and six months ended June 30, 2017 resulted from exercising the early redemption option on all $320 million of Convertible Notes resulting in the issuance of 8.9 million shares of common stock. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily resulted from the redemption of the 2.0% Convertible Senior Subordinated Notes due 2043 in June 2017. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily due to increased Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense of $29.3 million and $59.3 million for the three and six months ended June 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $28.6 million and $68.3 million for the three and six months ended June 30, 2017, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate and tax benefits resulting from exercises and vesting of share-based compensation. Our Provision for income tax expense declined during the six months ended June 30, 2018 compared to the same period of 2017 due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”).
We currently estimate our cash payments for taxes to be approximately $105 million to $135 million, net of refunds, for 2018. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2018. As discussed in Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the Tax Act included revisions to Internal Revenue Code §451 that may eliminate the deferral of revenue associated with pre-payment claims denials and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its impact on the tax deferral associated with pre-payment claims denials we received in 2017. Our estimate of 2018 cash taxes considers some or all of the deferred revenue will be reversed.
In certain jurisdictions, we do not expect to generate sufficient income to use all of the available state NOLs and other credits prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable tax jurisdiction, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $1.1 million and $0.3 million as of June 30, 2018 and December 31, 2017, respectively.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2017 Form 10-K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily resulted from our new joint ventures and increased profitability of our existing joint ventures.

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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	72.8%	73.2%	73.6%	73.5%
Medicare Advantage	9.4%	8.6%	9.0%	8.5%
Managed care	10.4%	11.0%	10.2%	10.9%
Medicaid	3.2%	3.0%	3.1%	2.9%
Other third-party payors	1.5%	1.6%	1.5%	1.5%
Workers’ compensation	0.8%	0.8%	0.8%	0.9%
Patients	0.5%	0.5%	0.5%	0.5%
Other income	1.4%	1.3%	1.3%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$809.6	$751.5	7.7%	$1,626.7	$1,504.2	8.1%
Outpatient and other	25.0	26.1	(4.2)%	48.2	51.2	(5.9)%
Inpatient rehabilitation segment revenues	834.6	777.6	7.3%	1,674.9	1,555.4	7.7%
Operating expenses:
Salaries and benefits	416.5	394.3	5.6%	840.7	792.5	6.1%
Other operating expenses	126.9	112.9	12.4%	249.8	224.7	11.2%
Supplies	34.7	33.8	2.7%	70.6	67.5	4.6%
Occupancy costs	16.0	15.5	3.2%	31.5	30.6	2.9%
Other income	(1.2)	(0.9)	33.3%	(1.7)	(1.9)	(10.5)%
Equity in net income of nonconsolidated affiliates	(1.6)	(1.8)	(11.1)%	(3.6)	(3.7)	(2.7)%
Noncontrolling interests	19.8	15.4	28.6%	40.3	31.9	26.3%
Segment Adjusted EBITDA	$223.5	$208.4	7.2%	$447.3	$413.8	8.1%

	(Actual Amounts)
Discharges	45,010	42,805	5.2%	90,118	85,064	5.9%
Net patient revenue per discharge	$17,987	$17,556	2.5%	$18,051	$17,683	2.1%
Outpatient visits	131,041	153,415	(14.6)%	258,349	305,869	(15.5)%
Average length of stay (days)	12.5	12.7	(1.6)%	12.6	12.8	(1.6)%
Occupancy %	70.1%	69.3%	1.2%	71.0%	69.7%	1.9%
# of licensed beds	8,848	8,641	2.4%	8,848	8,641	2.4%
Full-time equivalents*	21,010	20,474	2.6%	20,994	20,364	3.1%
Employees per occupied bed	3.43	3.46	(0.9)%	3.38	3.42	(1.2)%

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

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Salaries and benefits	49.9%	50.7%	50.2%	51.0%
Other operating expenses	15.2%	14.5%	14.9%	14.4%
Supplies	4.2%	4.3%	4.2%	4.3%
Occupancy costs	1.9%	2.0%	1.9%	2.0%
Total operating expenses	71.2%	71.6%	71.2%	71.7%
Net Operating Revenues
Net operating revenues were 7.3% higher during the three months ended June 30, 2018 compared to the same period of 2017. This increase included a 5.2% increase in patient discharges and a 2.5% increase in net patient revenue per discharge. Discharge growth included a 3.6% increase in same-store discharges. Discharge growth from new stores resulted from joint ventures in Westerville, Ohio (April 2017) and Jackson, Tennessee (July 2017), as well as wholly owned hospitals in Pearland, Texas (October 2017) and Shelby County, Alabama (April 2018). Growth in net patient revenue per discharge primarily resulted from an increase in reimbursement rates, retroactive price adjustments, and a year-over-year reduction in bad debt, which is now a component of revenue as a result of the new revenue recognition accounting guidance discussed in Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Net operating revenues were 7.7% higher during the six months ended June 30, 2018 compared to the same period of 2017. This increase included a 5.9% increase in patient discharges and a 2.1% increase in net patient revenue per discharge. Discharge growth included a 4.1% increase in same-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2018 were impacted by the same factors as discussed above for the second quarter of 2018.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2017 Form 10-K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily resulted from revenue growth, as discussed above. Expense ratios benefited from retroactive price adjustments and a year-over-year reduction in bad debt, which is now a component of revenue as discussed above. Salaries and benefits as a percent of Net operating revenues benefited from labor management and higher volumes, as well as a year-over-year decrease in expenses related to workers compensation. Other operating expenses as a percent of Net operating revenues increased primarily due to increases in contract services and increases in provider taxes.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Medicare	85.5%	85.5%	85.8%	85.3%
Medicare Advantage	9.3%	10.1%	9.5%	10.1%
Managed care	3.7%	3.5%	3.7%	3.7%
Medicaid	1.2%	0.7%	0.7%	0.7%
Workers’ compensation	0.1%	—%	0.1%	—%
Patients	0.1%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$204.8	$171.9	19.1%	$390.1	$335.8	16.2%
Hospice	28.3	16.9	67.5%	48.7	32.3	50.8%
Home health and hospice segment revenues	233.1	188.8	23.5%	438.8	368.1	19.2%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	109.1	87.5	24.7%	207.7	175.2	18.6%
Support and overhead costs	80.8	67.7	19.4%	152.8	134.5	13.6%
Other income	(0.5)	—	N/A	(0.5)	—	N/A
Equity in net income of nonconsolidated affiliates	(0.4)	(0.2)	100.0%	(0.7)	(0.4)	75.0%
Noncontrolling interests	2.5	1.0	150.0%	4.4	2.1	109.5%
Segment Adjusted EBITDA	$41.6	$32.8	26.8%	$75.1	$56.7	32.5%

	(Actual Amounts)
Home health:
Admissions	34,026	30,823	10.4%	67,881	61,633	10.1%
Recertifications	28,089	22,568	24.5%	53,318	43,114	23.7%
Episodes	61,238	52,101	17.5%	117,896	101,361	16.3%
Revenue per episode	$2,968	$2,975	(0.2)%	$2,952	$2,976	(0.8)%
Episodic visits per episode	17.5	18.1	(3.3)%	17.7	18.4	(3.8)%
Total visits	1,240,490	1,095,225	13.3%	2,415,440	2,165,581	11.5%
Cost per visit	$76	$73	4.1%	$76	$74	2.7%
Hospice:
Admissions	1,797	1,114	61.3%	3,390	2,242	51.2%
Patient days	192,404	113,028	70.2%	335,635	221,746	51.4%
Revenue per day	$148	$149	(0.7)%	$145	$145	—%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	46.8%	46.3%	47.3%	47.6%
Support and overhead costs	34.7%	35.9%	34.8%	36.5%
Total operating expenses	81.5%	82.2%	82.2%	84.1%
Net Operating Revenues
Home health and hospice revenue was 23.5% higher during the three months ended June 30, 2018 compared to the same period of 2017. This increase included a 10.4% increase in home health admissions and was impacted by a 0.2% decrease in average revenue per episode. Home health admission growth included a 5.1% increase in same-store admissions. Home health revenue growth resulted from strong same-store and new-store volume growth, which included the acquisition of Camellia. Revenue per episode was impacted by Medicare reimbursement rate cuts that were partially offset by the favorable resolution of a prior period Zone Program Integrity Contractor audit. The increase in hospice revenue primarily resulted from same-store admission growth and acquisitions.
Home health and hospice revenue was 19.2% higher during the six months ended June 30, 2018 compared to the same period of 2017. This increase included a 10.1% increase in home health admissions and was impacted by a 0.8% decrease in average revenue per episode. Home health admission growth included a 6.2% increase in same-store admissions. The decrease in revenue per episode resulted from the same factors discussed above for the second quarter of 2018.
Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding the Camellia acquisition discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2018 compared to the same periods of 2017 primarily resulted from revenue growth, which included the acquisition of Camellia. Expense ratios were negatively impacted by Medicare reimbursement rate cuts. Cost of services as a percent of Net operating revenues for the three months ended June 30, 2018 increased primarily due to merit increases, changes in patient mix, and integration expenses associated with the Camellia acquisition. Cost of services as a percent of Net operating revenues for the six months ended June 30, 2018 decreased primarily due to improvements in caregiver productivity and efficiency. Support and overhead costs as a percent of Net operating revenues for the three and six months ended June 30, 2018 decreased primarily due to operating leverage resulting from revenue growth.
Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations, and borrowings under our revolving credit facility.
The objectives of our capital structure strategy are to ensure we maintain adequate liquidity and flexibility. Pursuing and achieving those objectives allow us to support the execution of our operating and strategic plans and weather temporary disruptions in the capital markets and general business environment. Maintaining adequate liquidity is a function of our unrestricted Cash and cash equivalents and our available borrowing capacity. Maintaining flexibility in our capital structure is a function of, among other things, the amount of debt maturities in any given year, the options for debt prepayments without onerous penalties, and limiting restrictive terms and maintenance covenants in our debt agreements.
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
Current Liquidity
As of June 30, 2018, we had $59.0 million in Cash and cash equivalents. This amount excludes $65.8 million in Restricted cash and $61.0 million of restricted marketable securities ($9.1 million included in Other current assets and $51.9 million included in Other long-term assets). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2017 Form 10-K.
In addition to Cash and cash equivalents, as of June 30, 2018, we had approximately $512 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2018, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2018, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2018.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of June 30, 2018, the fair value of those outstanding shares of Holdings owned by management investors is approximately $195 million. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs will vest on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. As of June 30, 2018, the fair value of the SARs is approximately $65 million, of which approximately $36 million is included in Accrued expenses and other current liabilities and approximately $29 million is included in Other long-term liabilities in the condensed consolidated balance sheet included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10‑K.
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

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$385.5	$332.0
Net cash used in investing activities	(261.0)	(119.5)
Net cash used in financing activities	(116.5)	(169.8)
Increase in cash and cash equivalents	$8.0	$42.7
Operating activities. The increase in Net cash provided by operating activities for the six months ended June 30, 2018 compared to the same period of 2017 primarily resulted from revenue growth, as described above, and improved collection of accounts receivable as a result of fewer claims denials.
Investing activities. The increase in Net cash used in investing activities during the six months ended June 30, 2018 compared to the same period of 2017 primarily resulted from the acquisition of Camellia Healthcare described in Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Financing activities. The decrease in Net cash used in financing activities during the six months ended June 30, 2018 compared to the same period of 2017 primarily resulted from the increase in borrowings on our revolving credit facility offset by our purchase of one-third of the equity interests held by the home health and hospice management team.
Contractual Obligations
Our consolidated contractual obligations as of June 30, 2018 are as follows (in millions):

	Total	July 1 through December 31, 2018	2019 - 2020	2021 - 2022	2023 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,219.0	$10.6	$40.2	$263.7	$1,904.5
Revolving credit facility	150.0	—	—	150.0	—
Interest on long-term debt (b)	801.0	64.0	254.4	247.7	234.9
Capital lease obligations (c)	468.8	18.8	64.9	57.4	327.7
Operating lease obligations (d)(e)	391.3	33.9	117.3	72.9	167.2
Purchase obligations (e)(f)	93.8	20.9	43.8	17.0	12.1
Other long-term liabilities (g)(h)	3.3	0.1	0.4	0.4	2.4
Total	$4,127.2	$148.3	$521.0	$809.1	$2,648.8

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2018. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, stock appreciation rights, and deferred income taxes. Also, as of June 30, 2018, we had $1.1 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2017 Form 10-K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $223.9 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2018, we made capital expenditures of approximately $123 million for property and equipment and capitalized software. During 2018, we expect to spend approximately $280 million to $350 million for capital expenditures. Approximately $130 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $160 million to $185 million on home health and hospice acquisitions during 2018 inclusive of the Camellia acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2017, February 2018, and May 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018, April 2018, and July 2018, respectively. On July 24, 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share, payable on October 15, 2018 to stockholders of record on October 1, 2018. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. As of June 30, 2018, approximately $58 million remained under this authorization. On July 24, 2018, our board of directors approved resetting the aggregate common stock repurchase authorization to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
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

Our Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$113.2	$79.4	$218.4	$163.8
(Income) loss from discontinued operations, net of tax, attributable to Encompass Health	(0.2)	(0.2)	0.3	0.1
Net income attributable to noncontrolling interests	(21.4)	(16.4)	(42.8)	(34.0)
Provision for income tax expense	29.3	28.6	59.3	68.3
Interest expense and amortization of debt discounts and fees	37.7	40.4	73.3	81.7
Net noncash loss on disposal of assets	2.4	0.8	3.2	0.3
Depreciation and amortization	49.7	45.8	95.6	91.0
Loss on early extinguishment of debt	—	10.4	—	10.4
Stock-based compensation expense	21.4	20.7	47.5	28.7
Transaction costs	—	—	1.0	—
SARs mark-to-market impact on noncontrolling interests	(0.9)	—	(1.9)	—
Change in fair market value of equity securities	0.4	—	1.0	—
Adjusted EBITDA	$231.6	$209.5	$454.9	$410.3
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$385.5	$332.0
Interest expense and amortization of debt discounts and fees	73.3	81.7
Equity in net income of nonconsolidated affiliates	4.3	4.1
Net income attributable to noncontrolling interests in continuing operations	(42.8)	(34.0)
Amortization of debt-related items	(2.0)	(6.7)
Distributions from nonconsolidated affiliates	(3.5)	(4.4)
Current portion of income tax expense	62.9	24.1
Change in assets and liabilities	(22.3)	12.3
Cash used in operating activities of discontinued operations	0.6	0.6
Transaction costs	1.0	—
SARs mark-to-market impact on noncontrolling interests	(1.9)	—
Change in fair market value of equity securities	1.0	—
Other	(1.2)	0.6
Adjusted EBITDA	$454.9	$410.3
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2018, our primary variable rate debt outstanding related to $150.0 million in advances under our revolving credit facility and $287.4 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.9 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.9 million over the next 12 months.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2018 that have a material effect on our Internal Control over Financial Reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2018	696	$58.00	—	$58,000,873
May 1 through May 31, 2018	—	—	—	58,000,873
June 1 through June 30, 2018	—	—	—	58,000,873
Total	696	58.00	—

(1)
In April, 696 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

(2)
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock. On February 14, 2014, our board approved an increase in this common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Dividends
We paid quarterly cash dividends of $0.23 per share on our common stock on January 15, April 15, and July 15 of 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend through July 17, 2017. On July 20, 2017, our board approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017, and we paid the same per share quarterly dividend on January 16, 2018, April 16, 2018, and July 16, 2018. On July 24, 2018, our board approved an increase in our quarterly dividend and declared a cash dividend of

$0.27 per share, payable on October 15, 2018 to stockholders of record on October 1, 2018. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	August 2, 2018

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document