Form 10-Q
period 2018-09-30
Encompass Health Corp
filed 2018-10-31
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒        Accelerated filer   ☐         Non-Accelerated filer   ☐
Smaller reporting company   ☐        Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 98,928,266 shares of common stock outstanding, net of treasury shares, as of October 25, 2018.

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

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, or other payment system reforms), which may decrease revenues and increase the costs of complying with such changes;

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

•	the use by governmental agencies and contractors of statistical sampling and extrapolation to expand claims of overpayment or noncompliance;

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

ii

•
any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings, including the ongoing investigations initiated by the U.S. Departments of Justice and of Health and Human Services, Office of the Inspector General;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Millions, Except Per Share Data)
Net operating revenues	$1,067.6	$981.6	$3,181.3	$2,905.1
Operating expenses:
Salaries and benefits	592.3	542.1	1,740.7	1,600.0
Other operating expenses	142.9	136.2	433.5	393.3
Occupancy costs	19.6	18.6	57.7	54.8
Supplies	38.6	36.5	117.8	110.6
General and administrative expenses	49.9	39.7	165.9	128.6
Depreciation and amortization	51.2	46.2	146.8	137.2
Total operating expenses	894.5	819.3	2,662.4	2,424.5
Loss on early extinguishment of debt	—	0.3	—	10.7
Interest expense and amortization of debt discounts and fees	37.3	36.8	110.6	118.5
Other income	(1.7)	(1.0)	(2.9)	(2.9)
Equity in net income of nonconsolidated affiliates	(2.1)	(2.1)	(6.4)	(6.2)
Income from continuing operations before income tax expense	139.6	128.3	417.6	360.5
Provision for income tax expense	30.2	43.1	89.5	111.4
Income from continuing operations	109.4	85.2	328.1	249.1
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.4)	(0.2)
Net income	109.3	85.1	327.7	248.9
Less: Net income attributable to noncontrolling interests	(20.7)	(19.2)	(63.5)	(53.2)
Net income attributable to Encompass Health	$88.6	$65.9	$264.2	$195.7

Weighted average common shares outstanding:
Basic	98.0	97.8	97.9	92.3
Diluted	100.0	99.0	99.7	99.1

Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.90	$0.67	$2.69	$2.11
Discontinued operations	—	—	—	—
Net income	$0.90	$0.67	$2.69	$2.11
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.89	$0.67	$2.65	$2.08
Discontinued operations	—	—	—	—
Net income	$0.89	$0.67	$2.65	$2.08

Cash dividends per common share	$0.27	$0.25	$0.77	$0.73

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$88.7	$66.0	$264.6	$195.9
Loss from discontinued operations, net of tax	(0.1)	(0.1)	(0.4)	(0.2)
Net income attributable to Encompass Health	$88.6	$65.9	$264.2	$195.7

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Millions)
COMPREHENSIVE INCOME
Net income	$109.3	$85.1	$327.7	$248.9
Other comprehensive income, net of tax:
Net change in unrealized gain on available-for-sale securities:
Unrealized net holding gain arising during the period	—	0.1	—	0.5
Other comprehensive income before income taxes	—	0.1	—	0.5
Provision for income tax expense related to other comprehensive income items	—	(0.1)	—	(0.2)
Other comprehensive income, net of tax	—	—	—	0.3
Comprehensive income	109.3	85.1	327.7	249.2
Comprehensive income attributable to noncontrolling interests	(20.7)	(19.2)	(63.5)	(53.2)
Comprehensive income attributable to Encompass Health	$88.6	$65.9	$264.2	$196.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$56.9	$54.4
Restricted cash	62.1	62.4
Accounts receivable	458.0	472.1
Other current assets	61.0	113.3
Total current assets	638.0	702.2
Property and equipment, net	1,591.0	1,517.1
Goodwill	2,081.1	1,972.6
Intangible assets, net	443.2	403.1
Deferred income tax assets	82.6	63.6
Other long-term assets	296.0	235.1
Total assets(1)	$5,131.9	$4,893.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$37.1	$32.3
Accounts payable	86.0	78.4
Accrued expenses and other current liabilities	486.5	406.8
Total current liabilities	609.6	517.5
Long-term debt, net of current portion	2,503.9	2,545.4
Other long-term liabilities	198.2	185.3
	3,311.7	3,248.2
Commitments and contingencies
Redeemable noncontrolling interests	236.5	220.9
Shareholders’ equity:
Encompass Health shareholders’ equity	1,318.5	1,181.7
Noncontrolling interests	265.2	242.9
Total shareholders’ equity	1,583.7	1,424.6
Total liabilities(1) and shareholders’ equity	$5,131.9	$4,893.7

(1)
Our consolidated assets as of September 30, 2018 and December 31, 2017 include total assets of variable interest entities of $288.6 million and $264.1 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2018 and December 31, 2017 include total liabilities of the variable interest entities of $81.5 million and $52.5 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.3	$1.1	$2,791.4	$(1,191.0)	$(1.3)	$(418.5)	$242.9	$1,424.6
Net income	—	—	—	264.2	—	—	53.2	317.4
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared on common stock	—	—	(76.7)	—	—	—	—	(76.7)
Stock-based compensation	—	—	20.6	—	—	—	—	20.6
Stock options exercised	0.1	—	3.2	—	—	—	—	3.2
Distributions declared	—	—	—	—	—	—	(53.7)	(53.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	22.8	22.8
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(66.1)	—	—	—	—	(66.1)
Other	0.7	—	0.8	(1.3)	1.3	(0.9)	—	(0.1)
Balance at end of period	98.9	$1.1	$2,673.2	$(928.1)	$—	$(427.7)	$265.2	$1,583.7

	Nine Months Ended September 30, 2017
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	88.9	$1.1	$2,799.1	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$928.7
Net income	—	—	—	195.7	—	—	43.3	239.0
Receipt of treasury stock	(0.9)	—	—	—	—	(19.8)	—	(19.8)
Dividends declared on common stock	—	—	(70.3)	—	—	—	—	(70.3)
Stock-based compensation	—	—	15.2	—	—	—	—	15.2
Stock options exercised	1.1	—	20.4	—	—	(19.3)	—	1.1
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(37.1)	(37.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	37.8	37.8
Fair value adjustments to redeemable noncontrolling interests, net of tax	—	—	(44.4)	—	—	—	—	(44.4)
Repurchases of common stock in open market	(0.9)	—	—	—	—	(38.1)	—	(38.1)
Conversion of convertible debt, net of tax	8.9	—	53.7	—	—	274.5	—	328.2
Other	0.5	—	5.7	1.1	0.3	(0.8)	—	6.3
Balance at end of period	98.3	$1.1	$2,806.0	$(1,251.6)	$(0.9)	$(418.2)	$236.8	$1,373.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Millions)
Cash flows from operating activities:
Net income	$327.7	$248.9
Loss from discontinued operations, net of tax	0.4	0.2
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	146.8	137.2
Loss on early extinguishment of debt	—	10.7
Equity in net income of nonconsolidated affiliates	(6.4)	(6.2)
Stock-based compensation	65.6	37.9
Deferred tax (benefit) expense	(8.0)	51.3
Other, net	11.5	16.4
Change in assets and liabilities, net of acquisitions—
Accounts receivable	12.3	(11.5)
Other assets	15.3	(7.4)
Accounts payable	—	6.1
Accrued payroll	(6.7)	3.1
Accrued interest payable	8.2	7.3
Other liabilities	18.0	13.6
Net cash used in operating activities of discontinued operations	(0.7)	(0.7)
Total adjustments	255.9	257.8
Net cash provided by operating activities	584.0	506.9
Cash flows from investing activities:
Purchases of property and equipment	(171.5)	(155.7)
Additions to capitalized software costs	(13.2)	(14.6)
Acquisitions of businesses, net of cash acquired	(135.8)	(36.6)
Other, net	(5.8)	7.6
Net cash used in investing activities	(326.3)	(199.3)

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In Millions)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(16.1)	(125.4)
Borrowings on revolving credit facility	285.0	241.3
Payments on revolving credit facility	(315.0)	(255.3)
Repurchases of common stock, including fees and expenses	—	(38.1)
Dividends paid on common stock	(74.4)	(67.0)
Purchase of equity interests in consolidated affiliates	(65.1)	—
Proceeds from exercising stock warrants	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	(56.5)	(38.3)
Taxes paid on behalf of employees for shares withheld	(8.3)	(19.8)
Other, net	(3.1)	5.4
Net cash used in financing activities	(253.5)	(270.6)
Increase in cash, cash equivalents, and restricted cash	4.2	37.0
Cash, cash equivalents, and restricted cash at beginning of period	116.8	101.4
Cash, cash equivalents, and restricted cash at end of period	$121.0	$138.4

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$54.4	$40.5
Restricted cash at beginning of period	62.4	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$116.8	$101.4

Cash and cash equivalents at end of period	$56.9	$67.6
Restricted cash at end of period	62.1	70.8
Restricted cash included in other long-term assets at end of period	2.0	—
Cash, cash equivalents, and restricted cash at end of period	$121.0	$138.4

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$—	$319.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
See also Note 11, Segment Reporting.
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Medicare	$600.5	$576.3	$205.7	$169.9	$806.2	$746.2
Medicare Advantage	75.0	63.5	22.7	19.1	97.7	82.6
Managed care	85.1	82.8	8.6	7.8	93.7	90.6
Medicaid	25.7	25.5	4.1	0.9	29.8	26.4
Other third-party payors	11.8	12.5	—	—	11.8	12.5
Workers’ compensation	6.9	7.2	0.5	—	7.4	7.2
Patients	5.3	4.6	0.1	0.2	5.4	4.8
Other income	15.3	11.1	0.3	0.2	15.6	11.3
Total	$825.6	$783.5	$242.0	$198.1	$1,067.6	$981.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Medicare	$1,832.1	$1,719.2	$581.8	$483.7	$2,413.9	$2,202.9
Medicare Advantage	226.2	195.4	64.5	56.4	290.7	251.8
Managed care	256.7	253.0	24.9	21.5	281.6	274.5
Medicaid	77.2	70.2	7.3	3.3	84.5	73.5
Other third-party payors	36.5	36.4	—	—	36.5	36.4
Workers’ compensation	21.1	21.1	0.8	0.1	21.9	21.2
Patients	14.1	13.0	0.8	0.6	14.9	13.6
Other income	36.6	30.6	0.7	0.6	37.3	31.2
Total	$2,500.5	$2,338.9	$680.8	$566.2	$3,181.3	$2,905.1
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
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2017, and not all of these patient file requests have resulted in payment denial determinations by the audit contractor. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials of certain diagnosis codes by MACs. Due to the delays announced by CMS in the related adjudication process, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take in excess of three years. In addition, because we have limited experience with ZPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials of certain diagnosis codes by MACs. The impact on our estimates of amounts determined to be due to Encompass Health as a result of these audits during the three and nine months ended September 30, 2018 and 2017 was not material.
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
Inpatient Rehabilitation Revenues
Inpatient rehabilitation segment revenues are recognized over time as the services are provided to the patient. The performance obligation is the rendering of services to the patient during the term of their inpatient stay. Revenues are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on our estimate of the respective transaction price. Revenues recognized by our inpatient rehabilitation segment are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related accounts receivable. Factors considered in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Such additional factors are assumed to remain consistent with the experience for patients discharged in similar time periods for the same payor classes.
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
We bill a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment is typically received before all services are rendered. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of September 30, 2018 and December 31, 2017, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our condensed consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of September 30, 2018 and December 31, 2017.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the MAC. Adjustments to the transaction price for these caps were not material as of September 30, 2018 and December 31, 2017.
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

	September 30, 2018	December 31, 2017
Medicare	74.5%	75.1%
Managed care and other discount plans, including Medicare Advantage	17.8%	17.4%
Medicaid	2.8%	2.4%
Other third-party payors	2.8%	2.9%
Workers' compensation	1.2%	1.3%
Patients	0.9%	0.9%
Total	100.0%	100.0%
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

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	As Previously Reported	Adjustment for ASC 606	Restated	As Previously Reported	Adjustment for ASC 606	Restated
Net operating revenues	$995.6	$(14.0)	$981.6	$2,951.7	$(46.6)	$2,905.1
Provision for doubtful accounts	$12.6	$(12.6)	$—	$42.7	$(42.7)	$—
Other operating expenses	$137.6	$(1.4)	$136.2	$397.2	$(3.9)	$393.3
Net income attributable to Encompass Health	$65.9	$—	$65.9	$195.7	$—	$195.7
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In addition, the standard clarifies when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The new guidance requires retrospective application and was effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The clarification that debt prepayment premiums or debt extinguishment costs should be classified as financing activities resulted in an immaterial increase in operating cash inflows and a corresponding increase in financing cash outflows on our condensed consolidated statement of cash flows for the nine months ended September 30, 2017 and the consolidated statement of cash flows for the twelve months ended December 31, 2017, when presented.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230), Restricted Cash,” to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents be included with Cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new guidance requires retrospective application and is effective for our annual reporting period beginning January 1, 2018, including interim periods within that reporting period. The adoption of this guidance resulted in an immaterial decrease to previously reported Net cash used in investing activities for the nine months ended September 30, 2017 and a corresponding increase to previously reported Increase in cash and cash equivalents (which is now captioned Increase in cash, cash equivalents, and restricted cash, pursuant to the adoption of this guidance). In addition, as noted above, we added a reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated statements of cash flows.
Recent Accounting Pronouncements Not Yet Adopted—
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under ASC 842, lessees will recognize a right-of-use asset and a corresponding lease liability for all leases other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of future minimum lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in an expense pattern similar to current capital leases. Classification will be based on criteria that are similar to those applied in current lease accounting. ASC 842 will be effective for our annual reporting period beginning on January 1, 2019. Early adoption is permitted. We currently plan to adopt ASC 842 in the first quarter of 2019 using the modified retrospective approach and will recognize any cumulative-effect adjustment to the opening balance of Accumulated deficit in that period. While we are currently assessing the impact this guidance may have on our condensed consolidated financial statements, we expect that virtually all of our existing operating leases will be reflected as right-of-use assets and liabilities on our condensed consolidated balance sheets under the new standard. We have received the necessary updates to our leasing software and are preparing for implementation. See Note 6, Property and Equipment, to the consolidated financial statements accompanying the 2017 Form 10-K for disclosure related to our operating leases.
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
Inpatient Rehabilitation
In September 2018, we acquired approximately 62% of a 29-bed inpatient rehabilitation unit, including a 60-bed certificate of need, in Murrells Inlet, South Carolina through a joint venture with Tidelands Health. The acquisition was funded through contributions of funds to be utilized by the consolidated joint venture to build a 46-bed de novo inpatient rehabilitation satellite location. This transaction was not material to our financial position, results of operations, or cash flows. The acquisition was made to enhance our position and ability to provide inpatient rehabilitative services to patients in Murrells Inlet and its surrounding areas.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired hospital from its respective date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete intangible asset; an income approach utilizing the relief-from-royalty method for the trade name intangible asset; and an income approach utilizing the excess earnings method for the certificate of need intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. None of the goodwill recorded as a result from this transaction is deductible for federal income tax purposes.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for intangible assets and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The preliminary fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 3 years)	$0.6
Trade name (useful life of 20 years)	1.4
Certificate of need (useful life of 20 years)	7.7
Goodwill	6.4
Total assets acquired	$16.1
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of assets acquired	$9.7	$5.4	$9.7	$11.0
Goodwill	6.4	9.0	6.4	24.0
Fair value of noncontrolling interest owned by joint venture partner	(16.1)	(14.4)	(16.1)	(24.1)
Net cash paid for acquisitions	$—	$—	$—	$10.9
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
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair values of amounts for income taxes and the final amount of residual goodwill. We expect to continue to obtain information to assist us in determining the fair values of the net assets acquired at the acquisition date during the measurement period.

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
Other Home Health and Hospice Acquisitions
During the nine months ended September 30, 2018, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	$0.2
Licenses (useful lives of 10 years)	0.8
Goodwill	5.1
Total assets acquired	$6.1
Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fair value of assets acquired	$—	$2.7	$1.0	$5.4
Goodwill	—	13.1	5.1	20.5
Fair value of liabilities assumed	—	(0.1)	—	(0.2)
Net cash paid for acquisitions	$—	$15.7	$6.1	$25.7
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2017 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to September 30, 2018
Inpatient Rehabilitation	$—	$(0.9)
Camellia	31.5	(0.5)
All Other Home Health and Hospice	1.8	(0.1)
Combined entity: Supplemental pro forma from 06/01/2018-09/30/2018	1,070.9	89.2
Combined entity: Supplemental pro forma from 06/01/2017-09/30/2017	1,007.5	70.1
Combined entity: Supplemental pro forma from 01/01/2018-09/30/2018	3,221.9	270.7
Combined entity: Supplemental pro forma from 01/01/2017-09/30/2017	2,979.7	207.6
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
As of September 30, 2018 and December 31, 2017, we consolidated ten limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 6.8% to 99.5%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$0.4	$1.2
Accounts receivable	33.5	32.6
Other current assets	5.7	5.6
Total current assets	39.6	39.4
Property and equipment, net	139.3	142.8
Goodwill	73.5	73.5
Intangible assets, net	6.6	7.7
Other long-term assets	29.6	0.7
Total assets	$288.6	$264.1
Liabilities
Current liabilities:
Current portion of long-term debt	$1.6	$1.8
Accounts payable	5.8	6.5
Accrued expenses and other current liabilities	47.0	15.9
Total current liabilities	54.4	24.2
Long-term debt, net of current portion	27.1	28.3
Total liabilities	$81.5	$52.5

4.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2018 and December 31, 2017, we had $12.7 million and $11.9 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in six partially owned subsidiaries, of which five are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 1% to 60%. We account for these investments using the cost and equity methods of accounting.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net operating revenues	$10.1	$9.9	$31.6	$31.0
Operating expenses	(5.9)	(5.6)	(19.1)	(18.1)
Income from continuing operations, net of tax	4.1	4.3	12.4	12.9
Net income	4.1	4.3	12.4	12.9

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$220.9	$138.3
Net income attributable to noncontrolling interests	10.3	9.9
Distributions declared	(6.6)	(3.3)
Contribution to joint venture	—	2.3
Purchase of redeemable noncontrolling interests	(65.1)	—
Change in fair value	77.0	74.1
Balance at end of period	$236.5	$221.3
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to nonredeemable noncontrolling interests	$16.9	$15.0	$53.2	$43.3
Net income attributable to redeemable noncontrolling interests	3.8	4.2	10.3	9.9
Net income attributable to noncontrolling interests	$20.7	$19.2	$63.5	$53.2
On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31,

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of September 30, 2018, the value of the outstanding shares of Holdings owned by management investors was approximately $208 million. See also Note 6, Fair Value Measurements.

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2018	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Restricted marketable securities	$61.4	$—	$61.4	$—	M
Redeemable noncontrolling interests	236.5	—	—	236.5	I
As of December 31, 2017
Other current assets:
Current portion of restricted marketable securities	$17.8	$—	$17.8	$—	M
Other long-term assets:
Restricted marketable securities	44.2	—	44.2	—	M
Redeemable noncontrolling interests	220.9	—	—	220.9	I
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

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2018 and September 30, 2017, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
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

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$65.0	$65.0	$95.0	$95.0
Term loan facilities	283.7	285.0	294.7	296.3
5.125% Senior Notes due 2023	296.4	302.6	295.9	306.8
5.75% Senior Notes due 2024	1,194.5	1,216.4	1,193.9	1,228.5
5.75% Senior Notes due 2025	344.9	354.9	344.4	364.9
Other notes payable	92.0	92.0	82.3	82.3
Financial commitments:
Letters of credit	—	39.7	—	35.4
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
Our Provision for income tax expense of $30.2 million and $89.5 million for the three and nine months ended September 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $43.1 million for the three months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $111.4 million for the nine months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as tax benefits resulting from exercises and vesting of share-based compensation.
We have state net operating losses (“NOLs”) of $72.0 million that expire in various amounts at varying times through 2031. The $82.6 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2018 reflects management’s assessment it is more likely than not we will be able to generate sufficient future

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2018, we maintained a valuation allowance of $37.1 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in additional tax benefits of approximately $51.3 million through December 31, 2017. These benefits are expected to reverse as pre-payment claims denials are settled and collected. This change did not have a material impact on our effective tax rate. The 2017 Tax Cuts and Jobs Act (the “Tax Act”) included revisions to Internal Revenue Code §451 that may eliminate this deferral of revenue for tax purposes and may require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its future impact on the method change we received in March 2017.
Total remaining gross unrecognized tax benefits were $0.9 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively, all of which would affect our effective tax rate if recognized. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits		Accrued Interest and Penalties
Balance at December 31, 2017	$0.3		$—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.8		0.1
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.2)	—	—
Balance at September 30, 2018	$0.9		$0.1
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2018 and 2017 was not material. Accrued interest income related to income taxes as of September 30, 2018 and December 31, 2017 was not material.
In December 2014, we signed an agreement with the IRS to begin participating in their Compliance Assurance Process (“CAP”), a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax return. We renewed this agreement in December 2015 for the 2016 tax year, in December 2016 for the 2017 tax year, and in January 2018 for the 2018 tax year. As a result of these agreements, the IRS surveyed our 2013, 2012, and 2011 federal income tax returns and is currently examining the 2017 and 2018 tax years. The IRS has issued no-change Revenue Agent’s Reports effectively closing our 2015 and 2016 tax year audits. As a result, we have settled federal income tax examinations under the CAP program for all tax years through 2016. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by one state for tax years 2013 through 2015.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Numerator:
Income from continuing operations	$109.4	$85.2	$328.1	$249.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(20.7)	(19.2)	(63.5)	(53.2)
Less: Income allocated to participating securities	(0.3)	(0.2)	(0.9)	(0.6)
Income from continuing operations attributable to Encompass Health common shareholders	88.4	65.8	263.7	195.3
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.1)	(0.1)	(0.4)	(0.2)
Net income attributable to Encompass Health common shareholders	$88.3	$65.7	$263.3	$195.1
Denominator:
Basic weighted average common shares outstanding	98.0	97.8	97.9	92.3
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.90	$0.67	$2.69	$2.11
Discontinued operations	—	—	—	—
Net income	$0.90	$0.67	$2.69	$2.11

Diluted:
Numerator:
Income from continuing operations	$109.4	$85.2	$328.1	$249.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(20.7)	(19.2)	(63.5)	(53.2)
Add: Interest on convertible debt, net of tax	—	—	—	4.6
Add: Loss on extinguishment of convertible debt, net of tax	—	—	—	6.2
Income from continuing operations attributable to Encompass Health common shareholders	88.7	66.0	264.6	206.7
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.1)	(0.1)	(0.4)	(0.2)
Net income attributable to Encompass Health common shareholders	$88.6	$65.9	$264.2	$206.5
Denominator:
Diluted weighted average common shares outstanding	100.0	99.0	99.7	99.1
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.89	$0.67	$2.65	$2.08
Discontinued operations	—	—	—	—
Net income	$0.89	$0.67	$2.65	$2.08

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	98.0	97.8	97.9	92.3
Convertible senior subordinated notes	—	—	—	5.4
Restricted stock awards, dilutive stock options, and restricted stock units	2.0	1.2	1.8	1.4
Diluted weighted average common shares outstanding	100.0	99.0	99.7	99.1
In October 2017, February 2018, and May 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018, April 2018, and July 2018, respectively. In July 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share that was paid on October 15, 2018. On October 26, 2018, our board declared a cash dividend of $0.27 per share, payable on January 15, 2019 to stockholders of record on January 2, 2019. As of September 30, 2018 and December 31, 2017, accrued common stock dividends of $28.2 million and $25.4 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Other Litigation—
One of our hospital subsidiaries was named as a defendant in a lawsuit filed August 12, 2013 by an individual in the Circuit Court of Etowah County, Alabama, captioned Honts v. HealthSouth Rehabilitation Hospital of Gadsden, LLC. The plaintiff alleged that her mother, who died more than three months after being discharged from our hospital, received an unprescribed opiate medication at the hospital. We deny the patient received any such medication, accounted for all the opiates at the hospital and argued the plaintiff established no causal liability between the actions of our staff and her mother’s death. The plaintiff sought recovery for punitive damages. On May 18, 2016, the jury in this case returned a verdict in favor of the plaintiff for $20.0 million. On June 17, 2016, we filed a renewed motion for judgment as a matter of law or, in the alternative, a motion for new trial or, in the further alternative, a motion seeking reduction of the damages awarded (collectively, the “post-judgment motions”). The trial court denied the post-judgment motions. We appealed the verdict as well as the rulings on the post-judgment motions to the Supreme Court of Alabama on October 12, 2016. On September 28, 2018, the Alabama Supreme Court reversed the trial court’s judgment and remanded the case for a new trial. On October 12, 2018, the plaintiff filed an application for rehearing with the Alabama Supreme Court, and we filed a brief in opposition to the rehearing application on October 25, 2018.
As a result of the original judgment, we recorded a net charge of $5.7 million to Other operating expenses in our consolidated statements of operations for the year ended December 31, 2016. As of June 30, 2018, we maintained a liability of $20.1 million in Accrued expenses and other liabilities in our condensed consolidated balance sheet with a corresponding receivable of $15.5 million in Other current assets for the portion of the liability we would expect to be covered through our excess insurance coverages. The portion of this liability that would be a covered claim through our captive insurance subsidiary, HCS, Ltd. is $6.0 million.
As a result of the Alabama Supreme Court’s reversal, we reduced the associated liability, and no longer maintain an insurance receivable in our condensed consolidated balance sheet because we do not believe the liability exceeds the retention level. As of September 30, 2018, we maintained a liability included in Accrued expenses and other liabilities in our condensed consolidated balance sheet in connection with this matter. We continue to believe in the merit of our defenses and counterarguments, and we intend to vigorously defend ourselves in the re-trial of this case.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Governmental Inquiries and Investigations—
On March 4, 2013, we received document subpoenas from an office of the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The most recent subpoenas do not include requests for specific patient files. However, in February 2015, the DOJ requested the voluntary production of the medical records of an additional 70 patients, some of whom were treated in hospitals not subject to the subpoenas, and we provided these records. We have not received any subsequent requests for medical records from the DOJ.
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

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 31 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2018, we operate 129 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture that we account for using the equity method of accounting. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of September 30, 2018, we provide home health and hospice services across 273 locations and 30 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures that we account for using the equity method of accounting. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, home health aide, and private duty services. Our hospice services primarily include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Net operating revenues	$825.6	$783.5	$2,500.5	$2,338.9	$242.0	$198.1	$680.8	$566.2
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	423.6	403.2	1,264.3	1,195.7	—	—	—	—
Other operating expenses	124.3	117.4	374.1	342.1	—	—	—	—
Supplies	33.6	33.1	104.2	100.6	—	—	—	—
Occupancy costs	15.9	15.7	47.4	46.3	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	114.6	92.1	322.3	267.3
Support and overhead costs	—	—	—	—	82.4	68.9	235.2	203.4
	597.4	569.4	1,790.0	1,684.7	197.0	161.0	557.5	470.7
Other income	(1.8)	(1.0)	(3.5)	(2.9)	—	—	(0.5)	—
Equity in net income of nonconsolidated affiliates	(1.9)	(1.9)	(5.5)	(5.6)	(0.2)	(0.2)	(0.9)	(0.6)
Noncontrolling interests	19.0	16.7	59.3	48.6	2.0	2.5	6.4	4.6
Segment Adjusted EBITDA	$212.9	$200.3	$660.2	$614.1	$43.2	$34.8	$118.3	$91.5

Capital expenditures	$64.5	$59.1	$181.1	$164.7	$1.7	$1.7	$7.7	$5.6

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of September 30, 2018
Total assets	$3,875.1	$1,297.3	$5,131.9
Investments in and advances to nonconsolidated affiliates	9.8	2.9	12.7
As of December 31, 2017
Total assets	$3,789.1	$1,150.5	$4,893.7
Investments in and advances to nonconsolidated affiliates	9.3	2.6	11.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment Adjusted EBITDA	$256.1	$235.1	$778.5	$705.6
General and administrative expenses	(49.9)	(39.7)	(165.9)	(128.6)
Depreciation and amortization	(51.2)	(46.2)	(146.8)	(137.2)
Gain (loss) on disposal of assets	1.0	(3.0)	(2.2)	(3.3)
Loss on early extinguishment of debt	—	(0.3)	—	(10.7)
Interest expense and amortization of debt discounts and fees	(37.3)	(36.8)	(110.6)	(118.5)
Net income attributable to noncontrolling interests	20.7	19.2	63.5	53.2
SARs mark-to-market impact on noncontrolling interests	0.3	—	2.2	—
Change in fair market value of equity securities	(0.1)	—	(1.1)	—
Income from continuing operations before income tax expense	$139.6	$128.3	$417.6	$360.5

	September 30, 2018	December 31, 2017
Total assets for reportable segments	$5,172.4	$4,939.6
Reclassification of deferred income tax liabilities to net deferred income tax assets	(40.5)	(45.9)
Total consolidated assets	$5,131.9	$4,893.7
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Inpatient rehabilitation:
Inpatient	$798.4	$758.2	$2,425.1	$2,262.4
Outpatient and other	27.2	25.3	75.4	76.5
Total inpatient rehabilitation	825.6	783.5	2,500.5	2,338.9
Home health and hospice:
Home health	209.2	180.3	599.3	516.1
Hospice	32.8	17.8	81.5	50.1
Total home health and hospice	242.0	198.1	680.8	566.2
Total net operating revenues	$1,067.6	$981.6	$3,181.3	$2,905.1

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$4.8	$574.5	$520.6	$(32.3)	$1,067.6
Operating expenses:
Salaries and benefits	11.3	278.2	308.2	(5.4)	592.3
Other operating expenses	9.9	80.3	64.7	(12.0)	142.9
Occupancy costs	0.5	23.9	10.1	(14.9)	19.6
Supplies	—	22.7	15.9	—	38.6
General and administrative expenses	38.8	—	11.1	—	49.9
Depreciation and amortization	4.4	26.6	20.2	—	51.2
Total operating expenses	64.9	431.7	430.2	(32.3)	894.5
Interest expense and amortization of debt discounts and fees	31.6	5.1	7.4	(6.8)	37.3
Other income	(6.9)	(0.3)	(1.3)	6.8	(1.7)
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.2)	—	(2.1)
Equity in net income of consolidated affiliates	(117.7)	(15.0)	—	132.7	—
Management fees	(37.9)	28.0	9.9	—	—
Income from continuing operations before income tax (benefit) expense	70.8	126.9	74.6	(132.7)	139.6
Provision for income tax (benefit) expense	(17.9)	34.2	13.9	—	30.2
Income from continuing operations	88.7	92.7	60.7	(132.7)	109.4
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	88.6	92.7	60.7	(132.7)	109.3
Less: Net income attributable to noncontrolling interests	—	—	(20.7)	—	(20.7)
Net income attributable to Encompass Health	$88.6	$92.7	$40.0	$(132.7)	$88.6
Comprehensive income	$88.6	$92.7	$60.7	$(132.7)	$109.3
Comprehensive income attributable to Encompass Health	$88.6	$92.7	$40.0	$(132.7)	$88.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Three Months Ended September 30, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.3	$547.5	$460.2	$(31.4)	$981.6
Operating expenses:
Salaries and benefits	9.1	266.4	271.9	(5.3)	542.1
Other operating expenses	8.0	83.6	56.8	(12.2)	136.2
Occupancy costs	0.4	23.4	8.7	(13.9)	18.6
Supplies	—	22.4	14.1	—	36.5
General and administrative expenses	35.6	—	4.1	—	39.7
Depreciation and amortization	2.0	25.8	18.4	—	46.2
Total operating expenses	55.1	421.6	374.0	(31.4)	819.3
Loss on early extinguishment of debt	0.3	—	—	—	0.3
Interest expense and amortization of debt discounts and fees	30.8	5.3	6.3	(5.6)	36.8
Other income	(5.7)	(0.1)	(0.8)	5.6	(1.0)
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.2)	—	(2.1)
Equity in net income of consolidated affiliates	(85.0)	(11.8)	—	96.8	—
Management fees	(35.8)	26.4	9.4	—	—
Income from continuing operations before income tax (benefit) expense	45.6	108.0	71.5	(96.8)	128.3
Provision for income tax (benefit) expense	(20.4)	43.1	20.4	—	43.1
Income from continuing operations	66.0	64.9	51.1	(96.8)	85.2
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net income	65.9	64.9	51.1	(96.8)	85.1
Less: Net income attributable to noncontrolling interests	—	—	(19.2)	—	(19.2)
Net income attributable to Encompass Health	$65.9	$64.9	$31.9	$(96.8)	$65.9
Comprehensive income	$65.9	$64.9	$51.1	$(96.8)	$85.1
Comprehensive income attributable to Encompass Health	$65.9	$64.9	$31.9	$(96.8)	$65.9

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$15.9	$1,743.0	$1,520.5	$(98.1)	$3,181.3
Operating expenses:
Salaries and benefits	33.9	835.1	887.9	(16.2)	1,740.7
Other operating expenses	27.6	253.8	189.5	(37.4)	433.5
Occupancy costs	1.5	71.5	29.2	(44.5)	57.7
Supplies	—	70.6	47.2	—	117.8
General and administrative expenses	119.4	—	46.5	—	165.9
Depreciation and amortization	9.9	79.4	57.5	—	146.8
Total operating expenses	192.3	1,310.4	1,257.8	(98.1)	2,662.4
Interest expense and amortization of debt discounts and fees	93.3	15.5	20.3	(18.5)	110.6
Other income	(17.8)	(0.8)	(2.8)	18.5	(2.9)
Equity in net income of nonconsolidated affiliates	—	(5.5)	(0.9)	—	(6.4)
Equity in net income of consolidated affiliates	(347.1)	(50.4)	—	397.5	—
Management fees	(114.8)	84.5	30.3	—	—
Income from continuing operations before income tax (benefit) expense	210.0	389.3	215.8	(397.5)	417.6
Provision for income tax (benefit) expense	(54.6)	104.9	39.2	—	89.5
Income from continuing operations	264.6	284.4	176.6	(397.5)	328.1
Loss from discontinued operations, net of tax	(0.4)	—	—	—	(0.4)
Net income	264.2	284.4	176.6	(397.5)	327.7
Less: Net income attributable to noncontrolling interests	—	—	(63.5)	—	(63.5)
Net income attributable to Encompass Health	$264.2	$284.4	$113.1	$(397.5)	$264.2
Comprehensive income	$264.2	$284.4	$176.6	$(397.5)	$327.7
Comprehensive income attributable to Encompass Health	$264.2	$284.4	$113.1	$(397.5)	$264.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Operations

	Nine Months Ended September 30, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$15.9	$1,666.6	$1,316.9	$(94.3)	$2,905.1
Operating expenses:
Salaries and benefits	29.1	803.7	783.0	(15.8)	1,600.0
Other operating expenses	23.8	239.5	166.3	(36.3)	393.3
Occupancy costs	1.4	70.0	25.6	(42.2)	54.8
Supplies	—	69.4	41.2	—	110.6
General and administrative expenses	104.7	—	23.9	—	128.6
Depreciation and amortization	6.7	77.3	53.2	—	137.2
Total operating expenses	165.7	1,259.9	1,093.2	(94.3)	2,424.5
Loss on early extinguishment of debt	10.7	—	—	—	10.7
Interest expense and amortization of debt discounts and fees	100.5	15.9	18.1	(16.0)	118.5
Other income	(16.5)	(0.2)	(2.2)	16.0	(2.9)
Equity in net income of nonconsolidated affiliates	—	(5.6)	(0.6)	—	(6.2)
Equity in net income of consolidated affiliates	(256.4)	(29.3)	—	285.7	—
Management fees	(107.8)	80.7	27.1	—	—
Income from continuing operations before income tax (benefit) expense	119.7	345.2	181.3	(285.7)	360.5
Provision for income tax (benefit) expense	(76.2)	137.7	49.9	—	111.4
Income from continuing operations	195.9	207.5	131.4	(285.7)	249.1
Loss from discontinued operations, net of tax	(0.2)	—	—	—	(0.2)
Net income	195.7	207.5	131.4	(285.7)	248.9
Less: Net income attributable to noncontrolling interests	—	—	(53.2)	—	(53.2)
Net income attributable to Encompass Health	$195.7	$207.5	$78.2	$(285.7)	$195.7
Comprehensive income	$196.0	$207.5	$131.4	$(285.7)	$249.2
Comprehensive income attributable to Encompass Health	$196.0	$207.5	$78.2	$(285.7)	$196.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$42.0	$4.4	$10.5	$—	$56.9
Restricted cash	—	—	62.1	—	62.1
Accounts receivable	0.5	266.0	191.5	—	458.0
Other current assets	43.3	17.9	40.9	(41.1)	61.0
Total current assets	85.8	288.3	305.0	(41.1)	638.0
Property and equipment, net	116.8	1,023.9	450.3	—	1,591.0
Goodwill	—	854.6	1,226.5	—	2,081.1
Intangible assets, net	22.4	98.1	322.7	—	443.2
Deferred income tax assets	113.9	8.5	—	(39.8)	82.6
Other long-term assets	51.9	102.8	141.3	—	296.0
Intercompany notes receivable	551.3	—	—	(551.3)	—
Intercompany receivable and investments in consolidated affiliates	2,856.8	411.0	—	(3,267.8)	—
Total assets	$3,798.9	$2,787.2	$2,445.8	$(3,900.0)	$5,131.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$34.9	$7.3	$12.4	$(17.5)	$37.1
Accounts payable	6.5	49.1	30.4	—	86.0
Accrued expenses and other current liabilities	176.8	75.6	257.7	(23.6)	486.5
Total current liabilities	218.2	132.0	300.5	(41.1)	609.6
Long-term debt, net of current portion	2,226.9	236.7	40.3	—	2,503.9
Intercompany notes payable	—	—	551.3	(551.3)	—
Other long-term liabilities	35.3	17.2	185.5	(39.8)	198.2
Intercompany payable	—	—	59.7	(59.7)	—
	2,480.4	385.9	1,137.3	(691.9)	3,311.7
Commitments and contingencies
Redeemable noncontrolling interests	—	—	236.5	—	236.5
Shareholders’ equity:
Encompass Health shareholders’ equity	1,318.5	2,401.3	806.8	(3,208.1)	1,318.5
Noncontrolling interests	—	—	265.2	—	265.2
Total shareholders’ equity	1,318.5	2,401.3	1,072.0	(3,208.1)	1,583.7
Total liabilities and shareholders’ equity	$3,798.9	$2,787.2	$2,445.8	$(3,900.0)	$5,131.9

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(16.4)	$334.8	$265.6	$—	$584.0
Cash flows from investing activities:
Purchases of property and equipment	(23.3)	(97.7)	(50.5)	—	(171.5)
Additions to capitalized software costs	(12.1)	—	(1.1)	—	(13.2)
Acquisitions of businesses, net of cash acquired	(129.7)	—	(6.1)	—	(135.8)
Proceeds from repayment of intercompany note receivable	70.0	—	—	(70.0)	—
Other, net	(6.8)	2.9	(1.9)	—	(5.8)
Net cash used in investing activities	(101.9)	(94.8)	(59.6)	(70.0)	(326.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(13.8)	—	(2.3)	—	(16.1)
Principal payments on intercompany note payable	—	—	(70.0)	70.0	—
Borrowings on revolving credit facility	285.0	—	—	—	285.0
Payments on revolving credit facility	(315.0)	—	—	—	(315.0)
Dividends paid on common stock	(74.3)	—	(0.1)	—	(74.4)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(56.5)	—	(56.5)
Taxes paid on behalf of employees for shares withheld	(7.4)	—	(0.9)	—	(8.3)
Other, net	3.1	(5.6)	(0.6)	—	(3.1)
Change in intercompany advances	313.5	(232.9)	(80.6)	—	—
Net cash provided by (used in) financing activities	126.0	(238.5)	(211.0)	70.0	(253.5)
Increase (decrease) in cash, cash equivalents, and restricted cash	7.7	1.5	(5.0)	—	4.2
Cash, cash equivalents, and restricted cash at beginning of period	34.3	2.9	79.6	—	116.8
Cash, cash equivalents, and restricted cash at end of period	$42.0	$4.4	$74.6	$—	$121.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$2.9	$17.2	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$2.9	$79.6	$—	$116.8

Cash and cash equivalents at end of period	$42.0	$4.4	$10.5	$—	$56.9
Restricted cash at end of period	—	—	62.1	—	62.1
Restricted cash included in other long-term assets at end of period	—	—	2.0	—	2.0
Cash, cash equivalents, and restricted cash at end of period	$42.0	$4.4	$74.6	$—	$121.0

Supplemental schedule of noncash financing activity:
Intercompany note activity	$(135.8)	$—	$135.8	$—	$—

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$42.3	$261.5	$203.1	$—	$506.9
Cash flows from investing activities:
Purchases of property and equipment	(23.5)	(67.7)	(64.5)	—	(155.7)
Additions to capitalized software costs	(12.1)	(0.2)	(2.3)	—	(14.6)
Acquisitions of businesses, net of cash acquired	(10.9)	—	(25.7)	—	(36.6)
Proceeds from repayment of intercompany note receivable	33.0	—	—	(33.0)	—
Other, net	(2.7)	11.7	(1.4)	—	7.6
Net cash used in investing activities	(16.2)	(56.2)	(93.9)	(33.0)	(199.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(123.1)	—	(2.3)	—	(125.4)
Principal payments on intercompany note payable	—	—	(33.0)	33.0	—
Borrowings on revolving credit facility	241.3	—	—	—	241.3
Payments on revolving credit facility	(255.3)	—	—	—	(255.3)
Repurchases of common stock, including fees and expenses	(38.1)	—	—	—	(38.1)
Dividends paid on common stock	(67.0)	—	—	—	(67.0)
Proceeds from exercising stock warrants	26.6	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(38.3)	—	(38.3)
Taxes paid on behalf of employees for shares withheld	(19.5)	—	(0.3)	—	(19.8)
Other, net	(2.6)	(5.0)	13.0	—	5.4
Change in intercompany advances	237.4	(198.6)	(38.8)	—	—
Net cash used in financing activities	(0.3)	(203.6)	(99.7)	33.0	(270.6)
Increase in cash, cash equivalents, and restricted cash	25.8	1.7	9.5	—	37.0
Cash, cash equivalents, and restricted cash at beginning of period	20.6	1.6	79.2	—	101.4
Cash, cash equivalents, and restricted cash at end of period	$46.4	$3.3	$88.7	$—	$138.4

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$20.6	$1.6	$18.3	$—	$40.5
Restricted cash at beginning of period	—	—	60.9	—	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$20.6	$1.6	$79.2	$—	$101.4

Cash and cash equivalents at end of period	$46.4	$3.3	$17.9	$—	$67.6
Restricted cash at end of period	—	—	70.8	—	70.8
Cash, cash equivalents, and restricted cash at end of period	$46.4	$3.3	$88.7	$—	$138.4

Supplemental schedule of noncash financing activity:
Conversion of convertible debt	$319.4	$—	$—	$—	$319.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 31 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of September 30, 2018, we operate 129 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture that we account for using the equity method of accounting. In addition to our hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 77% and 79% of our Net operating revenues for the three and nine months ended September 30, 2018, respectively.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of September 30, 2018, we provide home health and hospice services across 273 locations and 30 states, with concentrations in the Southeast and Texas. In addition, two of these home health locations operate as joint ventures that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 23% and 21% of our Net operating revenues for the three and nine months ended September 30, 2018, respectively.

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

During the three and nine months ended September 30, 2018, Net operating revenues increased 8.8% and 9.5% over the same periods of 2017 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 3.0% coupled with a 2.2% increase in net patient revenue per discharge in the third quarter of 2018 generated 5.4% growth in net patient revenue compared to the third quarter of 2017. Discharge growth included a 2.0% increase in same-store discharges. During the nine months ended September 30, 2018, discharge growth of 4.9% coupled with a 2.1% increase in net patient revenue per discharge generated 6.9% growth in net patient revenue from our hospitals compared to the nine months ended September 30, 2017. Our inpatient rehabilitation outcomes and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDSMR”), remained well above the average for hospitals included in the UDSMR database.
Within our home health and hospice segment, home health admission growth of 9.2% coupled with the impact of a 0.4% decrease in revenue per episode in the third quarter of 2018 contributed to 22.2% growth in home health and hospice revenue compared to the third quarter of 2017. Home health admission growth included a 3.8% increase in same-store admissions. During the nine months ended September 30, 2018, home health admission growth of 9.8% coupled with the impact of a 0.7% decrease in revenue per episode contributed to 20.2% growth in home health and hospice revenue compared to the nine months ended September 30, 2017. Home health admission growth for the nine-month period included a 5.8% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2018 related to our inpatient rehabilitation segment have included the following:

•
entered into an agreement with Saint Alphonsus Regional Medical Center in February 2018 to own and operate a new 40-bed inpatient rehabilitation hospital in Boise, Idaho. The joint venture hospital is expected to begin operating in the third quarter of 2019 subject to customary closing conditions, including regulatory approvals;

•
began operating our new 34-bed inpatient rehabilitation hospital in Shelby County, Alabama in April 2018 and our new 38-bed inpatient rehabilitation hospital in Bluffton, South Carolina (formerly referred to as Hilton Head, South Carolina) in June 2018;

•	began operating a 29-bed inpatient rehabilitation hospital in Murrells Inlet, South Carolina with our joint venture partner, Tidelands Health, in September 2018;

•	began operating our new 68-bed inpatient rehabilitation hospital in Winston-Salem, North Carolina with our joint venture partner, Novant Health Inc., in October 2018;

•
continued the construction of our new 40-bed joint venture hospital with University Medical Center Health System in Lubbock, Texas. The hospital is expected to begin operating in the second quarter of 2019;

•	continued our capacity expansions by adding 16 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Murrieta, California	50	Q2 2018	Q4 2019
Katy, Texas	40	Q3 2018	Q4 2019
We also continued our growth efforts in our home health and hospice segment. On May 1, 2018, we completed the acquisition of privately owned Camellia Healthcare and affiliated entities (“Camellia”). The Camellia portfolio consisted of 18 hospice, 14 home health, and 2 private duty locations in Mississippi, Alabama, Louisiana and Tennessee. The Camellia acquisition leveraged our home health and hospice operating platform across key certificate of need states and strengthened our geographic presence in the Southeastern United States. With the closing of this transaction, we are positioned as a top 25 provider of hospice services. We funded the cash purchase price of the acquisition with cash on hand and borrowings under our revolving credit facility. We expect to realize a tax benefit with an estimated present value of $20 million to $25 million related to this transaction.
In addition to completing the Camellia transaction, we acquired two hospice locations located in Oklahoma City, Oklahoma and Las Vegas, Nevada and began accepting patients at our five new home health locations in Owasso, Oklahoma; Atlanta, Georgia; Vernon, Alabama; Boise, Idaho; and Henderson, Nevada.
We also continued our shareholder distributions. In October 2017, February 2018, and May 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018, April 2018, and July 2018, respectively. On July 24, 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share, that was paid on October 15, 2018. On October 26, 2018, our board of directors declared a cash dividend of $0.27 per share, payable on January 15, 2019 to stockholders of record on January 2, 2019. For additional information see the “Liquidity and Capital Resources” section of this Item.
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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, it is particularly important for us to remain compliant with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements. The federal government’s reliance on sub-regulatory guidance, such as handbooks, FAQs, internal memoranda, and press releases, presents a unique challenge. Such sub-regulatory guidance purports to explain validly promulgated regulations but often expands or supplements existing regulations without constitutionally and statutorily required notice and comment and other procedural protections. Without procedural protections, sub-regulatory guidance poses a risk above and beyond reasonable efforts to follow validly promulgated regulations, particularly when the agency or Medicare Administrative Contractor

(“MAC”) seeking to enforce such sub-regulatory guidance is not the agency or MAC issuing the guidance. The federal government is also increasingly turning to statistical sampling and extrapolation of legal arguments to expand enforcement claims and advocate for changes in reimbursement policy. Through sampling and extrapolation, the government takes a review of a small number of reimbursement claims and generalizes the results of that review to a much broader universe of claims, which can result in significant increases in the aggregate number and value of claims denials in payment review audits such as those conducted by Recovery Audit Contractors (“RACs”) and Zone Program Integrity Contractors (“ZPICs”). In addition to payment reviews, government agencies may allege compliance violations, including submission of false claims, based on sampling and extrapolation and seek to change reimbursement policy. For example, the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) recently issued a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS as defined below. However, the HHS-OIG report involves an extremely small sample size, did not employ a statistically valid sampling methodology to extrapolate, includes some citations to coverage requirements that do not match actual regulations, appears to conflate technical documentation requirements with medical necessity determinations, and is at odds with CMS’s pre-payment claims review process during that same timeframe which found substantially lower error rates. Additionally, there is no statutory authority for the practice of extrapolating in Medicare claims reviews. Notwithstanding the technical statistical flaws that can arise in sampling small groups of claims and the extremely problematic nature of extrapolation in the context of individualized decisions of medical judgment as some courts are beginning to note, sampling and extrapolation pose a growing risk to healthcare providers in the form of more significant claims of overpayments and increased legal costs to defend against these problematic regulatory practices. If we were unable to remain compliant with Medicare and other regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
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
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”). The 2018 Budget Act requires CMS to update the home health prospective payment system (the “HH-PPS”) with a market basket update of 1.5% and eliminates the productivity adjustment for 2020. The 2018 Budget Act also mandates several significant changes to the HH-PPS, including replacing in 2020 the 60-day unit of payment with a 30-day unit of payment methodology, while retaining the 60-day episode. We cannot predict the impact of these significant changes to the HH-PPS on our home health agencies and their Medicare reimbursements. For additional discussion on changes included in the 2018 Budget Act see Item 1A, Risk Factors, to the 2017 Form 10-K.
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
The 2019 Final IRF Rule will also modify certain IRF coverage requirements and remove two quality reporting measures. Beginning in fiscal year 2020, CMS will no longer utilize the functional assessment items contained in the FIMTM instrument as part of the IRF Patient Assessment Instrument. This will affect patients’ classification into case-mix groupings and length-of-stay values under the IRF-PPS. CMS will be further modifying the case-mix groupings, length-of-stay values and other definitions in the fiscal year 2020 Notice of Proposed Rulemaking after incorporating a second year of data in its regression modeling. At present, we are unable to determine the impact the changes to the case-mix classification system starting in fiscal year 2020 would have on Medicare payments beginning October 1, 2019.
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
The 2019 Proposed HH Rule also proposes significant changes to the HH-PPS that would be effective on or after January 1, 2020. These changes would include the implementation of a new home health payment system, called the Patient-Driven Groupings Model (“PDGM”). The PDGM would use 30-day payment periods and rely more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to set payments. It is too early to assess the potential effect of PDGM on our business in 2020. The details of the rule are likely to change before the rule goes into effect. We cannot at this time assess potential changes to our patient mix between now and 2020. Our current projections do not account for actions we may potentially take to adapt to the rule. To present PDGM as budget neutral, CMS has indicated that significant Medicare rate reductions to offset expected provider behavioral changes in response to PDGM are likely to occur. Based on 2017 data, and assuming no change in the foregoing and other factors, which are subject to potentially significant change, we estimate an approximate 5.4% reduction in Medicare payments assuming the PDGM is implemented on a budget neutral basis. We are unable to assess the likelihood or effect of these potential behavioral changes.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. These audits as well as the ordinary course claim reviews of our billings result in payment denials. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking up to eight years or longer. For additional details of these claim reviews, See Item 1A, Risk Factors, to the 2017 Form 10-K.
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
Additionally, in October 2014, President Obama signed into law the IMPACT Act. The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. For additional details on the IMPACT Act, see Item 1A, Risk Factors to the 2017 Form 10-K. In recent years, MedPAC meetings have included a discussion of the development of a unified post-acute care payment system. On September 24, 2018, CMS held a Technical Expert Panel discussion on this topic.

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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medicare	75.4%	76.0%	75.8%	75.8%
Medicare Advantage	9.2%	8.4%	9.1%	8.7%
Managed care	8.8%	9.2%	8.9%	9.4%
Medicaid	2.8%	2.7%	2.7%	2.5%
Other third-party payors	1.1%	1.3%	1.1%	1.3%
Workers’ compensation	0.7%	0.7%	0.7%	0.7%
Patients	0.5%	0.5%	0.5%	0.5%
Other income	1.5%	1.2%	1.2%	1.1%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2017 Form 10-K.

Our Results
For the three and nine months ended September 30, 2018 and 2017, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues	$1,067.6	$981.6	8.8%	$3,181.3	$2,905.1	9.5%
Operating expenses:
Salaries and benefits	592.3	542.1	9.3%	1,740.7	1,600.0	8.8%
Other operating expenses	142.9	136.2	4.9%	433.5	393.3	10.2%
Occupancy costs	19.6	18.6	5.4%	57.7	54.8	5.3%
Supplies	38.6	36.5	5.8%	117.8	110.6	6.5%
General and administrative expenses	49.9	39.7	25.7%	165.9	128.6	29.0%
Depreciation and amortization	51.2	46.2	10.8%	146.8	137.2	7.0%
Total operating expenses	894.5	819.3	9.2%	2,662.4	2,424.5	9.8%
Loss on early extinguishment of debt	—	0.3	(100.0)%	—	10.7	(100.0)%
Interest expense and amortization of debt discounts and fees	37.3	36.8	1.4%	110.6	118.5	(6.7)%
Other income	(1.7)	(1.0)	70.0%	(2.9)	(2.9)	—%
Equity in net income of nonconsolidated affiliates	(2.1)	(2.1)	—%	(6.4)	(6.2)	3.2%
Income from continuing operations before income tax expense	139.6	128.3	8.8%	417.6	360.5	15.8%
Provision for income tax expense	30.2	43.1	(29.9)%	89.5	111.4	(19.7)%
Income from continuing operations	109.4	85.2	28.4%	328.1	249.1	31.7%
Loss from discontinued operations, net of tax	(0.1)	(0.1)	—%	(0.4)	(0.2)	100.0%
Net income	109.3	85.1	28.4%	327.7	248.9	31.7%
Less: Net income attributable to noncontrolling interests	(20.7)	(19.2)	7.8%	(63.5)	(53.2)	19.4%
Net income attributable to Encompass Health	$88.6	$65.9	34.4%	$264.2	$195.7	35.0%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Salaries and benefits	55.5%	55.2%	54.7%	55.1%
Other operating expenses	13.4%	13.9%	13.6%	13.5%
Occupancy costs	1.8%	1.9%	1.8%	1.9%
Supplies	3.6%	3.7%	3.7%	3.8%
General and administrative expenses	4.7%	4.0%	5.2%	4.4%
Depreciation and amortization	4.8%	4.7%	4.6%	4.7%
Total operating expenses	83.8%	83.5%	83.7%	83.5%

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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three and nine months ended September 30, 2018 over the same periods of 2017 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. The nine months ended September 30, 2018 benefited from retroactive price adjustments and a year-over-year reduction in bad debt, which is now a component of revenues as a result of the new revenue recognition accounting guidance discussed in Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” of the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Salaries and Benefits
Salaries and benefits increased in the three and nine months ended September 30, 2018 compared to the same periods of 2017 primarily due to salary increases for our employees, increased benefit costs, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities.
Salaries and benefits as a percent of Net operating revenues increased during the three months ended September 30, 2018 compared to the same period of 2017 primarily as a result of an increase in full-time equivalents, an increase in salary and benefit costs, and a pricing decline in our home health and hospice segment. Full-time equivalents increased due to the ramping up of new hospitals, as described in “Segment Results” of this Item. Salaries and benefits during the three months ended September 30, 2017 included incremental compensation and benefit costs related to hurricanes.
Salaries and benefits as a percent of Net operating revenues decreased during the nine months ended September 30, 2018 compared to the same period of 2017 primarily from labor management and higher volumes which contributed to lower employees per occupied bed, as defined in “Segment Results” of this Item, and benefited from the inclusion of $4.5 million of business interruption insurance recoveries in Net operating revenues related to the 2017 hurricanes and the aforementioned reduction in bad debt.
Salaries and benefits are expected to increase in the fourth quarter of 2018 due to an approximate 2.75% merit increase provided to our nonmanagement hospital employees effective October 14, 2018.
Other Operating Expenses
Other operating expenses increased during the three and nine months ended September 30, 2018 compared to the same periods of 2017 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses decreased during the three months ended September 30, 2018 compared to the same period of 2017 primarily due to the inclusion of $4.5 million of business interruption insurance recoveries in Net operating revenues related to the 2017 hurricanes. As a percent of Net operating revenues, Other operating expenses increased during the nine months ended September 30, 2018 compared to the same period of 2017 primarily due to increases in contract services and provider taxes.
Supplies
Supplies increased during the three and nine months ended September 30, 2018 compared to the same periods of 2017 due primarily to increased patient volumes.
General and Administrative Expenses
General and administrative expenses increased during the three and nine months ended September 30, 2018 compared to the same periods of 2017 in terms of dollars and as a percent of Net operating revenues due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights, and costs associated with our rebranding. The 2018 rebranding expenses are estimated to be approximately $11 million to $13 million, of which $1.9 million and $8.3 million was spent during the three and nine months ended September 30, 2018, respectively, compared to $1.5 million and $3.7 million spent during the three and nine months ended September 30, 2017, respectively. For additional information on stock appreciation rights, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10-K, and on rebranding, see the “Executive Overview” section of this Item.

Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2018 compared to the same periods of 2017 due to our capital expenditures and development activities.
Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during the nine months ended September 30, 2017 resulted from exercising the early redemption option on all $320 million of Convertible Notes resulting in the issuance of 8.9 million shares of common stock. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K for additional information regarding these transactions.
Interest Expense and Amortization of Debt Discounts and Fees
The decrease in Interest expense and amortization of debt discounts and fees during the nine months ended September 30, 2018 compared to the same period of 2017 primarily resulted from the redemption of the 2.0% Convertible Senior Subordinated Notes due 2043 in June 2017. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and nine months ended September 30, 2018 compared to the same periods of 2017 primarily due to increased Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense of $30.2 million and $89.5 million for the three and nine months ended September 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $43.1 million for the three months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $111.4 million for the nine months ended September 30, 2017 primarily resulted from the application of our estimated effective blended federal and state income tax rate as well as tax benefits resulting from exercises and vesting of share-based compensation. Our Provision for income tax expense declined during the three and nine months ended September 30, 2018 compared to the same periods of 2017 due primarily to the impact of the 2017 Tax Cuts and Jobs Act (the “Tax Act”).
We currently estimate our cash payments for income taxes to be approximately $110 million to $120 million, net of refunds, for 2018. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2018. As discussed in Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, the Tax Act included revisions to Internal Revenue Code §451 that may eliminate the deferral of revenue associated with pre-payment claims denials and require us to pay tax on such denied claims. We are currently evaluating this provision of the Tax Act and its impact on the tax deferral associated with pre-payment claims denials we received in 2017. Our estimate of 2018 cash taxes considers that some or all of the deferred revenue will be reversed.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.9 million and $0.3 million as of September 30, 2018 and December 31, 2017, respectively.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2017 Form 10-K.

Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three and nine months ended September 30, 2018 compared to the same periods of 2017 primarily resulted from our new joint ventures and increased profitability of our existing joint ventures.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medicare	72.8%	73.5%	73.2%	73.4%
Medicare Advantage	9.1%	8.1%	9.0%	8.4%
Managed care	10.3%	10.6%	10.3%	10.8%
Medicaid	3.1%	3.3%	3.1%	3.0%
Other third-party payors	1.4%	1.6%	1.5%	1.6%
Workers’ compensation	0.8%	0.9%	0.8%	0.9%
Patients	0.6%	0.6%	0.6%	0.6%
Other income	1.9%	1.4%	1.5%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$798.4	$758.2	5.3%	$2,425.1	$2,262.4	7.2%
Outpatient and other	27.2	25.3	7.5%	75.4	76.5	(1.4)%
Inpatient rehabilitation segment revenues	825.6	783.5	5.4%	2,500.5	2,338.9	6.9%
Operating expenses:
Salaries and benefits	423.6	403.2	5.1%	1,264.3	1,195.7	5.7%
Other operating expenses	124.3	117.4	5.9%	374.1	342.1	9.4%
Supplies	33.6	33.1	1.5%	104.2	100.6	3.6%
Occupancy costs	15.9	15.7	1.3%	47.4	46.3	2.4%
Other income	(1.8)	(1.0)	80.0%	(3.5)	(2.9)	20.7%
Equity in net income of nonconsolidated affiliates	(1.9)	(1.9)	—%	(5.5)	(5.6)	(1.8)%
Noncontrolling interests	19.0	16.7	13.8%	59.3	48.6	22.0%
Segment Adjusted EBITDA	$212.9	$200.3	6.3%	$660.2	$614.1	7.5%

	(Actual Amounts)
Discharges	44,230	42,948	3.0%	134,348	128,012	4.9%
Net patient revenue per discharge	$18,051	$17,654	2.2%	$18,051	$17,673	2.1%
Outpatient visits	119,006	138,689	(14.2)%	377,355	444,558	(15.1)%
Average length of stay (days)	12.7	12.8	(0.8)%	12.6	12.8	(1.6)%
Occupancy %	68.9%	68.2%	1.0%	70.0%	68.6%	2.0%
# of licensed beds	8,888	8,748	1.6%	8,888	8,748	1.6%
Full-time equivalents*	21,119	20,740	1.8%	21,035	20,489	2.7%
Employees per occupied bed	3.49	3.52	(0.9)%	3.42	3.46	(1.2)%

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

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Salaries and benefits	51.3%	51.5%	50.6%	51.1%
Other operating expenses	15.1%	15.0%	15.0%	14.6%
Supplies	4.1%	4.2%	4.2%	4.3%
Occupancy costs	1.9%	2.0%	1.9%	2.0%
Total operating expenses	72.4%	72.7%	71.6%	72.0%
Net Operating Revenues
Net operating revenues were 5.4% higher during the three months ended September 30, 2018 compared to the same period of 2017. This increase included a 3.0% increase in patient discharges and a 2.2% increase in net patient revenue per discharge. Discharge growth included a 2.0% increase in same-store discharges. Discharge growth from new stores resulted from our joint venture in Murrells Inlet, South Carolina (September 2018), as well as wholly owned hospitals in Pearland, Texas (October 2017), Shelby County, Alabama (April 2018), and Bluffton, South Carolina (June 2018 - formerly referred to as Hilton Head, South Carolina). Growth in net patient revenue per discharge primarily resulted from an increase in reimbursement rates from all payors and patient mix within non-Medicare payors.
Net operating revenues were 6.9% higher during the nine months ended September 30, 2018 compared to the same period of 2017. This increase included a 4.9% increase in patient discharges and a 2.1% increase in net patient revenue per discharge. Discharge growth included a 3.2% increase in same-store discharges. Discharge growth and net patient revenue per discharge for the year-to-date period of 2018 were impacted by the same factors as discussed above for the third quarter of 2018. In addition, discharge growth from new stores during the nine months ended September 30, 2018 resulted from our joint ventures in Gulfport, Mississippi (April 2017), Westerville, Ohio (April 2017), and Jackson, Tennessee (July 2017). Net patient revenue per discharge for the nine months ended September 30, 2018 also benefited from retroactive price adjustments and a year-over-year reduction in bad debt, which is now a component of revenue as a result of the new revenue recognition accounting guidance discussed in Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Outpatient and other revenue during the three and nine months ended September 30, 2018 included $4.5 million of business interruption insurance recoveries related to the 2017 hurricanes.
See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2017 Form 10-K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended September 30, 2018 compared to the same period of 2017 primarily resulted from revenue growth, as discussed above. Expense ratios for the three months ended September 30, 2018 were impacted by the inclusion of $4.5 million of business interruption insurance recoveries related to the 2017 hurricanes. Expense ratios for the three months ended September 30, 2017 were impacted by the inclusion of $2.5 million of hurricane-related expenses. After removing the impact of the hurricane-related items in both years, Salaries and benefits as a percent of Net operating revenues were essentially flat as labor management and productivity gains were offset by group medical cost increases and the ramping up of new stores. Other operating expenses as a percent of Net operating revenues increased primarily due to increases in contract services.
In addition to the above items that impacted Adjusted EBITDA for the three months ended September 30, 2018, Adjusted EBITDA for the nine months ended September 30, 2018 benefited from retroactive price adjustments and a year-over-year reduction in bad debt, which is now a component of revenue as discussed above.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Medicare	85.0%	85.8%	85.4%	85.4%
Medicare Advantage	9.4%	9.6%	9.5%	10.0%
Managed care	3.6%	3.9%	3.7%	3.8%
Medicaid	1.7%	0.5%	1.1%	0.6%
Workers’ compensation	0.2%	—%	0.1%	—%
Patients	—%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017	2018 vs. 2017	2018	2017	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$209.2	$180.3	16.0%	$599.3	$516.1	16.1%
Hospice	32.8	17.8	84.3%	81.5	50.1	62.7%
Home health and hospice segment revenues	242.0	198.1	22.2%	680.8	566.2	20.2%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	114.6	92.1	24.4%	322.3	267.3	20.6%
Support and overhead costs	82.4	68.9	19.6%	235.2	203.4	15.6%
Other income	—	—	N/A	(0.5)	—	N/A
Equity in net income of nonconsolidated affiliates	(0.2)	(0.2)	—%	(0.9)	(0.6)	50.0%
Noncontrolling interests	2.0	2.5	(20.0)%	6.4	4.6	39.1%
Segment Adjusted EBITDA	$43.2	$34.8	24.1%	$118.3	$91.5	29.3%

	(Actual Amounts)
Home health:
Admissions	34,364	31,471	9.2%	102,245	93,104	9.8%
Recertifications	28,733	24,396	17.8%	82,051	67,510	21.5%
Episodes	61,765	53,757	14.9%	179,661	155,118	15.8%
Revenue per episode	$2,995	$3,008	(0.4)%	$2,966	$2,987	(0.7)%
Episodic visits per episode	17.6	17.7	(0.6)%	17.7	18.1	(2.2)%
Total visits	1,259,055	1,101,109	14.3%	3,674,495	3,266,690	12.5%
Cost per visit	$77	$76	1.3%	$76	$74	2.7%
Hospice:
Admissions	2,054	1,273	61.4%	5,444	3,515	54.9%
Patient days	223,834	123,491	81.3%	559,469	345,237	62.1%
Revenue per day	$147	$145	1.4%	$146	$145	0.7%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	47.4%	46.5%	47.3%	47.2%
Support and overhead costs	34.0%	34.8%	34.5%	35.9%
Total operating expenses	81.4%	81.3%	81.9%	83.1%
Net Operating Revenues
Home health and hospice revenue was 22.2% higher during the three months ended September 30, 2018 compared to the same period of 2017. This increase included a 9.2% increase in home health admissions and was impacted by a 0.4%

decrease in average revenue per episode. Home health admission growth included a 3.8% increase in same-store admissions. Home health revenue growth was driven by volume growth, including the acquisition of Camellia which closed on May 1, 2018. Revenue per episode was impacted by Medicare reimbursement rate cuts that were partially offset by changes in patient mix. The increase in hospice revenue primarily resulted from acquisitions and same-store admission growth.
Home health and hospice revenue was 20.2% higher during the nine months ended September 30, 2018 compared to the same period of 2017. This increase included a 9.8% increase in home health admissions and was impacted by a 0.7% decrease in average revenue per episode. Home health admission growth included a 5.8% increase in same-store admissions. The decrease in revenue per episode resulted from the same factors discussed above for the third quarter of 2018.
Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report for information regarding the Camellia acquisition discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and nine months ended September 30, 2018 compared to the same periods of 2017 primarily resulted from revenue growth, which included the acquisition of Camellia. Expense ratios were negatively impacted by Medicare reimbursement rate cuts. Cost of services as a percent of Net operating revenues for the three and nine months ended September 30, 2018 increased primarily due to merit increases and integration of Camellia. Support and overhead costs as a percent of Net operating revenues for the three and nine months ended September 30, 2018 decreased primarily due to operating leverage resulting from revenue growth.
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
Current Liquidity
As of September 30, 2018, we had $56.9 million in Cash and cash equivalents. This amount excludes $64.1 million in restricted cash ($62.1 million included in Restricted cash and $2.0 million included in Other long-term assets in our condensed consolidated balance sheet) and $61.4 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2017 Form 10-K.
In addition to Cash and cash equivalents, as of September 30, 2018, we had approximately $595 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of

September 30, 2018, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2018, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2018.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of September 30, 2018, the fair value of those outstanding shares of Holdings owned by management investors is approximately $208 million. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs will vest on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. As of September 30, 2018, the fair value of the SARs is approximately $75 million, of which approximately $42 million is included in Accrued expenses and other current liabilities and approximately $33 million is included in Other long-term liabilities in the condensed consolidated balance sheet included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2017 Form 10‑K.
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

Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$584.0	$506.9
Net cash used in investing activities	(326.3)	(199.3)
Net cash used in financing activities	(253.5)	(270.6)
Increase in cash, cash equivalents, and restricted cash	$4.2	$37.0
Operating activities. The increase in Net cash provided by operating activities for the nine months ended September 30, 2018 compared to the same period of 2017 primarily resulted from revenue growth, as described above, and improved collection of accounts receivable as a result of fewer claims denials.
Investing activities. The increase in Net cash used in investing activities during the nine months ended September 30, 2018 compared to the same period of 2017 primarily resulted from the acquisition of Camellia Healthcare described in Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Financing activities. The decrease in Net cash used in financing activities during the nine months ended September 30, 2018 compared to the same period of 2017 primarily resulted from the decrease in cash used for principal payments on net debt and repurchases of common stock offset by our purchase of one-third of the equity interests held by the home health and hospice management team during the first quarter of 2018.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2018 are as follows (in millions):

	Total	October 1 through December 31, 2018	2019 - 2020	2021 - 2022	2023 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and capital lease obligations (a)	$2,211.5	$4.0	$39.4	$263.4	$1,904.7
Revolving credit facility	65.0	—	—	65.0	—
Interest on long-term debt (b)	762.2	31.3	249.2	243.1	238.6
Capital lease obligations (c)	460.8	9.2	66.1	57.8	327.7
Operating lease obligations (d)(e)	387.8	17.8	124.2	77.6	168.2
Purchase obligations (e)(f)	84.1	11.5	43.5	17.0	12.1
Other long-term liabilities (g)(h)	3.4	0.1	0.4	0.4	2.5
Total	$3,974.8	$73.9	$522.8	$724.3	$2,653.8

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2018. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to capital lease obligations is excluded from this line. Future minimum payments, which are accounted for as interest, related to sale/leaseback transactions involving real estate accounted for as financings are included in this line (see Note 6, Property and Equipment, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2017 Form 10-K). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

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

(g)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, stock appreciation rights, and deferred income taxes. Also, as of September 30, 2018, we had $0.9 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2017 Form 10-K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(h)	The table above does not include Redeemable noncontrolling interests of $236.5 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2018, we made capital expenditures of approximately $189 million for property and equipment and capitalized software. During 2018, we expect to spend approximately $285 million to $350 million for capital expenditures. Approximately $135 million to $150 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $145 million to $155 million on home health and hospice acquisitions during 2018 inclusive of the Camellia acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2017, February 2018, and May 2018, our board of directors declared cash dividends of $0.25 per share that were paid in January 2018, April 2018, and July 2018, respectively. On July 24, 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share that was paid on October 15, 2018. On October 26, 2018, our board declared a cash dividend of $0.27 per share, payable on January 15, 2019 to stockholders of record on January 2, 2019. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of September 30, 2018, $250 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
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

Our Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$109.3	$85.1	$327.7	$248.9
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.1	0.1	0.4	0.2
Net income attributable to noncontrolling interests	(20.7)	(19.2)	(63.5)	(53.2)
Provision for income tax expense	30.2	43.1	89.5	111.4
Interest expense and amortization of debt discounts and fees	37.3	36.8	110.6	118.5
Net noncash loss on disposal of assets	(1.0)	3.0	2.2	3.3
Depreciation and amortization	51.2	46.2	146.8	137.2
Loss on early extinguishment of debt	—	0.3	—	10.7
Stock-based compensation expense	18.1	9.2	65.6	37.9
Transaction costs	—	—	1.0	—
SARs mark-to-market impact on noncontrolling interests	(0.3)	—	(2.2)	—
Change in fair market value of equity securities	0.1	—	1.1	—
Adjusted EBITDA	$224.3	$204.6	$679.2	$614.9
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$584.0	$506.9
Interest expense and amortization of debt discounts and fees	110.6	118.5
Equity in net income of nonconsolidated affiliates	6.4	6.2
Net income attributable to noncontrolling interests in continuing operations	(63.5)	(53.2)
Amortization of debt-related items	(3.0)	(7.7)
Distributions from nonconsolidated affiliates	(5.5)	(6.6)
Current portion of income tax expense	97.5	60.1
Change in assets and liabilities	(47.1)	(11.2)
Cash used in operating activities of discontinued operations	0.7	0.7
Transaction costs	1.0	—
SARs mark-to-market impact on noncontrolling interests	(2.2)	—
Change in fair market value of equity securities	1.1	—
Other	(0.8)	1.2
Adjusted EBITDA	$679.2	$614.9
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2018, our primary variable rate debt outstanding related to $65.0 million in advances under our revolving credit facility and $283.7 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $3.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $3.1 million over the next 12 months.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2018 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 and our Annual Report on Form 10‑K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2018:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2018	662	$68.74	—	$250,000,000
August 1 through August 31, 2018	—	—	—	250,000,000
September 1 through September 30, 2018	—	—	—	250,000,000
Total	662	68.74	—

(1)
In July, 662 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Dividends
We paid quarterly cash dividends of $0.23 per share on our common stock on January 15, April 15, and July 15 of 2016. On July 21, 2016, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.24 per share that was paid on October 17, 2016, and we paid the same per share quarterly dividend through July 17, 2017. On July 20, 2017, our board approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share that was paid on October 16, 2017, and we paid the same per share quarterly dividend through July 16, 2018. On July 24, 2018, our board approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share that was paid on October 15, 2018. On October 26, 2018, our board declared a cash dividend of $0.27 per share, payable on January 15, 2019 to stockholders of record on January 2, 2019. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 31, 2018

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1	Encompass Health Corporation Fourth Amended and Restated Change in Control Benefits Plan.+

10.2	Encompass Health Corporation Fifth Amended and Restated Executive Severance Plan.+

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.