Form 10-Q
period 2019-03-31
Encompass Health Corp
filed 2019-05-01
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

(205) 967-7116
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 98,852,589 shares of common stock outstanding, net of treasury shares, as of April 23, 2019.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

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

•
our ability to finalize a settlement of the United States Department of Justice’s investigation which has been pending six years and is discussed further in Note 11, Contingencies and Other Commitments;

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

ii

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
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Millions, Except Per Share Data)
Net operating revenues	$1,124.0	$1,046.0
Operating expenses:
Salaries and benefits	620.8	570.2
Other operating expenses	150.1	141.2
Occupancy costs	19.6	18.6
Supplies	40.1	39.9
General and administrative expenses	53.4	61.1
Depreciation and amortization	52.5	45.9
Total operating expenses	936.5	876.9
Interest expense and amortization of debt discounts and fees	37.2	35.6
Other (income) loss	(3.7)	0.1
Equity in net income of nonconsolidated affiliates	(2.5)	(2.3)
Income from continuing operations before income tax expense	156.5	135.7
Provision for income tax expense	30.8	30.0
Income from continuing operations	125.7	105.7
Loss from discontinued operations, net of tax	(0.5)	(0.5)
Net and comprehensive income	125.2	105.2
Less: Net and comprehensive income attributable to noncontrolling interests	(22.9)	(21.4)
Net and comprehensive income attributable to Encompass Health	$102.3	$83.8

Weighted average common shares outstanding:
Basic	98.4	97.8
Diluted	99.7	99.4

Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.05	$0.86
Discontinued operations	(0.01)	(0.01)
Net income	$1.04	$0.85
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.04	$0.85
Discontinued operations	(0.01)	(0.01)
Net income	$1.03	$0.84

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$102.8	$84.3
Loss from discontinued operations, net of tax	(0.5)	(0.5)
Net income attributable to Encompass Health	$102.3	$83.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2019	December 31, 2018
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$56.1	$69.2
Restricted cash	59.0	59.0
Accounts receivable	500.6	467.7
Other current assets	67.0	66.2
Total current assets	682.7	662.1
Property and equipment, net	1,736.2	1,634.8
Operating lease right-of-use assets	284.9	—
Goodwill	2,111.6	2,100.8
Intangible assets, net	435.4	443.4
Deferred income tax assets	40.5	42.9
Other long-term assets	292.5	291.0
Total assets(1)	$5,583.8	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$37.3	$35.8
Current operating lease liabilities	48.3	—
Accounts payable	94.7	90.0
Accrued expenses and other current liabilities	587.9	546.7
Total current liabilities	768.2	672.5
Long-term debt, net of current portion	2,521.8	2,478.6
Long-term operating lease liabilities	245.0	—
Other long-term liabilities	159.3	205.2
	3,694.3	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	273.0	261.7
Shareholders’ equity:
Encompass Health shareholders’ equity	1,314.3	1,276.7
Noncontrolling interests	302.2	280.3
Total shareholders’ equity	1,616.5	1,557.0
Total liabilities(1) and shareholders’ equity	$5,583.8	$5,175.0

(1)
Our consolidated assets as of March 31, 2019 and December 31, 2018 include total assets of variable interest entities of $216.2 million and $197.5 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2019 and December 31, 2018 include total liabilities of the variable interest entities of $62.2 million and $50.8 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,588.7	$(885.2)	$—	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	102.3	—	—	18.9	121.2
Receipt of treasury stock	(0.3)	—	—	—	—	(15.9)	—	(15.9)
Dividends declared ($0.27 per share)	—	—	(26.9)	—	—	—	—	(26.9)
Stock-based compensation	—	—	7.0	—	—	—	—	7.0
Distributions declared	—	—	—	—	—	—	(15.3)	(15.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	7.1	7.1
Fair value adjustments to redeemable noncontrolling interests	—	—	(20.3)	—	—	—	—	(20.3)
Repurchases of common stock in open market	(0.2)	—	—	—	—	(11.0)	—	(11.0)
Other	0.7	—	2.8	—	—	(0.4)	11.2	13.6
Balance at end of period	99.1	$1.1	$2,551.3	$(782.9)	$—	$(455.2)	$302.2	$1,616.5

	Three Months Ended March 31, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.3	$1.1	$2,747.4	$(1,176.2)	$(1.3)	$(418.5)	$242.9	$1,395.4
Net income	—	—	—	83.8	—	—	18.6	102.4
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared ($0.25 per share)	—	—	(24.9)	—	—	—	—	(24.9)
Stock-based compensation	—	—	5.3	—	—	—	—	5.3
Distributions declared	—	—	—	—	—	—	(17.7)	(17.7)
Fair value adjustments to redeemable noncontrolling interests	—	—	(42.2)	—	—	—	—	(42.2)
Other	0.7	—	0.3	(1.3)	1.3	(0.4)	—	(0.1)
Balance at end of period	98.8	$1.1	$2,685.9	$(1,093.7)	$—	$(427.2)	$243.8	$1,409.9

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Millions)
Cash flows from operating activities:
Net income	$125.2	$105.2
Loss from discontinued operations, net of tax	0.5	0.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	52.5	45.9
Stock-based compensation	19.4	26.1
Deferred tax expense (benefit)	2.6	(3.0)
Other, net	(0.8)	1.6
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(29.6)	8.3
Other assets	(3.8)	14.2
Accrued payroll	(14.8)	(9.5)
Other liabilities	11.7	27.7
Net cash used in operating activities of discontinued operations	(3.0)	(0.7)
Total adjustments	34.2	110.6
Net cash provided by operating activities	159.9	216.3
Cash flows from investing activities:
Purchases of property and equipment	(72.3)	(59.9)
Acquisitions of businesses, net of cash acquired	(13.7)	(0.6)
Other, net	(5.5)	(0.1)
Net cash used in investing activities	(91.5)	(60.6)
Cash flows from financing activities:
Borrowings on revolving credit facility	25.0	95.0
Payments on revolving credit facility	(30.0)	(95.0)
Dividends paid on common stock	(28.3)	(25.4)
Purchase of equity interests in consolidated affiliates	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(19.5)	(15.4)
Taxes paid on behalf of employees for shares withheld	(15.9)	(8.3)
Other, net	(13.0)	(2.5)
Net cash used in financing activities	(81.7)	(116.7)
(Decrease) increase in cash, cash equivalents, and restricted cash	(13.3)	39.0
Cash, cash equivalents, and restricted cash at beginning of period	133.5	116.8
Cash, cash equivalents, and restricted cash at end of period	$120.2	$155.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.2	$54.4
Restricted cash at beginning of period	59.0	62.4
Restricted cash included in other long-term assets at beginning of period	5.3	—
Cash, cash equivalents, and restricted cash at beginning of period	$133.5	$116.8

Cash and cash equivalents at end of period	$56.1	$86.4
Restricted cash at end of period	59.0	69.4
Restricted cash included in other long-term assets at end of period	5.1	—
Cash, cash equivalents, and restricted cash at end of period	$120.2	$155.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 37 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 12, Segment Reporting.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 27, 2019 (the “2018 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Medicare	$638.9	$624.5	$214.8	$176.9	$853.7	$801.4
Medicare Advantage	85.2	72.5	25.5	20.0	110.7	92.5
Managed care	83.5	85.0	8.4	7.6	91.9	92.6
Medicaid	26.2	24.7	4.3	0.5	30.5	25.2
Other third-party payors	10.0	12.0	—	—	10.0	12.0
Workers’ compensation	8.2	7.4	0.2	0.1	8.4	7.5
Patients	6.1	4.4	0.4	0.4	6.5	4.8
Other income	12.0	9.8	0.3	0.2	12.3	10.0
Total	$870.1	$840.3	$253.9	$205.7	$1,124.0	$1,046.0
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the
2018 Form 10-K for our policy related to Net operating revenues.
Leases—
We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain of our lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to our initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. We do not account for lease and nonlease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
Recently Adopted Accounting Pronouncements—
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 using the modified retrospective approach and applied the transition provisions with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting originally in effect for such periods. ASC 842 provides optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs, and the practical expedient to not reassess certain land easements. We did not elect the use-of-hindsight practical expedient during the transition to ASC 842. The adoption of ASC 842 resulted in the addition of approximately $349 million in assets and $347 million in liabilities to our condensed consolidated balance sheet as of January 1, 2019, with the remaining $2 million being recorded as an adjustment to Capital in excess of par value. The adoption of ASC 842 also resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of cash flows arising from leases. See the “Leases” section of this note and Note 4, Leases, for additional information about our leases.
Recent Accounting Pronouncements Not Yet Adopted—
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Revision of Previously Issued Financial Statements—
During the preparation of our December 31, 2018 financial statements, an error was identified in the accounting for deferred tax assets related to fair value adjustments to redeemable noncontrolling interests. At that time, we assessed the materiality of the errors in deferred tax assets and related balances and concluded they were not material to any previously issued financial statements or disclosures. However, we revised our previously issued annual financial statements in connection with the issuance of our 2018 financial statements to correct for such errors. In addition, we have revised our condensed consolidated statement of shareholders’ equity for the three months ended March 31, 2018 presented herein to reflect the correction of these errors, which originated in years prior to 2018, as disclosed in the table below. For additional information on this revision, see Note 1, Summary of Significant Accounting Policies, “Revision of Previously Issued Financial Statements” to the consolidated financial statements accompanying the 2018 Form 10-K.

	As Reported	Adjustment	As Revised
For the Three Months Ended March 31, 2018	(In Millions)
Fair value adjustments to redeemable noncontrolling interests	$(40.5)	$(1.7)	$(42.2)
Capital in excess of par value	2,731.6	(45.7)	2,685.9
Accumulated deficit	(1,108.5)	14.8	(1,093.7)
Total shareholders’ equity	1,440.8	(30.9)	1,409.9

2.	Business Combinations
Home Health and Hospice
Alacare Acquisition
In March 2019, we signed a definitive agreement to purchase substantially all of the assets of privately owned Alacare Home Health & Hospice (“Alacare”) for a cash purchase price of approximately $217.5 million. Alacare operates 23 home health locations and 23 hospice locations in Alabama. This transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in June 2019. We expect to fund the transaction with cash on hand and borrowings under our revolving credit facility.
Other Home Health and Hospice Acquisitions
During the three months ended March 31, 2019, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

•	In February 2019, we acquired the assets of Tidewater Home Health, PA in Columbia, South Carolina.

•	In March 2019, we acquired the assets and assumed the liabilities of two home health locations from Care Resource Group in East Providence, Rhode Island and Westport, Massachusetts.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	$0.2
Certificates of need (useful lives of 10 years)	2.0
License (useful life of 10 years)	0.8
Goodwill	10.8
Other assets acquired	0.2
Total assets acquired	14.0
Liabilities assumed:
Accrued payroll	(0.1)
Other current liabilities	(0.1)
Other long-term liabilities	(0.1)
Total liabilities assumed	(0.3)
Net assets acquired	$13.7
Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Fair value of assets acquired	$3.2	$0.1
Goodwill	10.8	0.5
Fair value of liabilities assumed	(0.3)	—
Net cash paid for acquisitions	$13.7	$0.6
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2018 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to March 31, 2019
Home Health and Hospice	$1.0	$(0.1)
Combined entity: Supplemental pro forma from 01/01/2019-03/31/2019	1,126.0	102.5
Combined entity: Supplemental pro forma from 01/01/2018-03/31/2018	1,048.4	84.0
The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2018 reporting period.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding acquisitions completed in 2018.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3.	Variable Interest Entities
As of March 31, 2019 and December 31, 2018, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$0.7	$0.3
Accounts receivable	31.0	31.0
Other current assets	5.9	4.9
Total current assets	37.6	36.2
Property and equipment, net	121.2	111.5
Operating lease right-of-use assets	7.2	—
Goodwill	15.9	15.9
Intangible assets, net	4.0	4.3
Other long-term assets	30.3	29.6
Total assets	$216.2	$197.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.7	$0.6
Current operating lease liabilities	1.4	—
Accounts payable	5.6	5.2
Accrued expenses and other current liabilities	37.7	45.0
Total current liabilities	45.4	50.8
Long-term debt, net of current portion	11.1	—
Long-term operating lease liabilities	5.7	—
Total liabilities	$62.2	$50.8

4.	Leases
We lease real estate, vehicles, and equipment under operating and finance leases with non-canceable terms generally expiring at various dates through 2037. Our operating and finance leases generally have 1- to 25-year terms, with one or more renewal options, primarily relating to our real estate leases, with terms to be negotiated at the time of renewal. The exercise of such lease renewal options is at our sole discretion, and to the extent we are reasonably certain we will exercise a renewal option, the years related to that option are included in our determination of the lease term for purposes of classifying and measuring a given lease. Certain leases also include options to purchase the leased property.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The components of lease costs are as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$17.5
Finance lease cost:
Amortization of right-of-use assets	11.9
Interest on lease liabilities	8.1
Total finance lease cost	20.0
Short-term and variable lease cost	0.3
Sublease income	(0.8)
Total lease cost	$37.0
Supplemental condensed consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of March 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$284.9
Finance lease (1)	Property and equipment, net	344.0
Total leased assets		$628.9

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$48.3
Finance lease	Current portion of long-term debt	18.2
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	245.0
Finance lease	Long-term debt, net of current portion	381.9
Total leased liabilities		$693.4

(1)	Finance lease assets are recorded net of accumulated amortization of $95.6 million as of March 31, 2019.

As of March 31, 2019
Weighted Average Remaining Lease Term
Operating lease	8.6 years
Finance lease	13.5 years
Weighted Average Discount Rate
Operating lease	6.3%
Finance lease	8.2%

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Maturities of lease liabilities as of March 31, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
April 1 through December 31, 2019	$48.1	$37.8
2020	58.6	49.9
2021	51.0	48.0
2022	40.8	57.6
2023	35.4	43.7
2024	31.3	58.1
2025 and Thereafter	129.7	391.4
Total lease payments	394.9	686.5
Less: Interest portion	(101.6)	(286.4)
Total lease liabilities	$293.3	$400.1
Future minimum lease payments at December 31, 2018, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations
2019	$71.4	$36.2
2020	65.8	32.3
2021	54.3	30.3
2022	41.0	28.7
2023	35.3	28.0
2024 and Thereafter	148.2	299.7
	$416.0	455.2
Less: Interest portion		(191.4)
Obligations under capital leases		$263.8
Supplemental cash flow information related to our leases is as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17.2
Operating cash flows from finance leases	8.0
Financing cash flows from finance leases	2.8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.5
Finance leases	3.1

5.	Investments in and Advances to Nonconsolidated Affiliates
As of March 31, 2019 and December 31, 2018, we had $12.5 million and $12.2 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Investments in and advances to nonconsolidated affiliates represent our investments in five partially owned subsidiaries, of which four are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 19% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended March 31,
	2019	2018
Net operating revenues	$11.6	$11.0
Operating expenses	(6.8)	(7.6)
Income from continuing operations, net of tax	4.9	3.4
Net income	4.9	3.4

6.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$261.7	$220.9
Net income attributable to noncontrolling interests	4.0	2.8
Distributions declared	(1.8)	(2.2)
Reclassification to noncontrolling interests	(11.2)	—
Purchase of redeemable noncontrolling interests	—	(65.1)
Change in fair value	20.3	42.2
Balance at end of period	$273.0	$198.6
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Net income attributable to nonredeemable noncontrolling interests	$18.9	$18.6
Net income attributable to redeemable noncontrolling interests	4.0	2.8
Net income attributable to noncontrolling interests	$22.9	$21.4
On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of March 31, 2019, the value of the outstanding shares of Holdings owned by management investors was approximately $245 million. See also Note 7, Fair Value Measurements.

7.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Restricted marketable securities	$63.6	$6.7	$56.9	$—	M
Redeemable noncontrolling interests	273.0	—	—	273.0	I
As of December 31, 2018
Other long-term assets:
Restricted marketable securities	$62.0	$6.4	$55.6	$—	M
Redeemable noncontrolling interests	261.7	—	—	261.7	I
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2019 and March 31, 2018, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2018 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$25.0	$25.0	$30.0	$30.0
Term loan facilities	276.4	277.5	280.1	281.3
5.125% Senior Notes due 2023	296.8	305.3	296.6	298.5
5.75% Senior Notes due 2024	1,194.8	1,221.0	1,194.7	1,200.0
5.75% Senior Notes due 2025	345.2	357.9	345.0	339.5
Other notes payable	20.8	20.8	104.2	104.2
Financial commitments:
Letters of credit	—	39.1	—	37.4
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2018 Form 10‑K.

8.	Share-Based Payments
In February 2019, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Approximately 0.1 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two-year performance measurement period. Additionally, in February 2019, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.
In conjunction with the EHHI acquisition discussed in Note 6, Redeemable Noncontrolling Interests, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. As of March 31, 2019, the fair value of the SARs is approximately $86 million, all of which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. For additional information, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.	Income Taxes
Our Provision for income tax expense of $30.8 million and $30.0 million for the three months ended March 31, 2019 and 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate and share-based windfall tax benefits.
We have state net operating losses (“NOLs”) of $64.5 million that expire in various amounts at varying times through 2031. The $40.5 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of March 31, 2019 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of March 31, 2019, we maintained a valuation allowance of $34.5 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
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
Total remaining gross unrecognized tax benefits were $0.9 million as of March 31, 2019 and December 31, 2018, respectively, all of which would affect our effective tax rate if recognized.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three months ended March 31, 2019 and 2018 was not material. Accrued interest income related to income taxes as of March 31, 2019 and December 31, 2018 was not material.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic:
Numerator:
Income from continuing operations	$125.7	$105.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.9)	(21.4)
Less: Income allocated to participating securities	(0.4)	(0.3)
Income from continuing operations attributable to Encompass Health common shareholders	102.4	84.0
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.5)	(0.5)
Net income attributable to Encompass Health common shareholders	$101.9	$83.5
Denominator:
Basic weighted average common shares outstanding	98.4	97.8
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.05	$0.86
Discontinued operations	(0.01)	(0.01)
Net income	$1.04	$0.85

Diluted:
Numerator:
Income from continuing operations	$125.7	$105.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.9)	(21.4)
Income from continuing operations attributable to Encompass Health common shareholders	102.8	84.3
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.5)	(0.5)
Net income attributable to Encompass Health common shareholders	$102.3	$83.8
Denominator:
Diluted weighted average common shares outstanding	99.7	99.4
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.04	$0.85
Discontinued operations	(0.01)	(0.01)
Net income	$1.03	$0.84

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	98.4	97.8
Restricted stock awards, dilutive stock options, and restricted stock units	1.3	1.6
Diluted weighted average common shares outstanding	99.7	99.4
In October 2018 and February 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January and April 2019, respectively. As of March 31, 2019 and December 31, 2018, accrued common stock dividends of $27.8 million and $28.4 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
See Note 16, Earnings per Common Share, to the consolidated financial statements accompanying the 2018 Form 10‑K for additional information related to our common stock.

11.	Contingencies and Other Commitments
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
Nichols Litigation—
We were named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the circuit court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against Encompass Health and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. On March 23, 2018, the Alabama Supreme Court reversed the trial court’s dismissal, holding that the plaintiffs’ claims were not derivative or time-barred, and remanded the case for further proceedings. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court. On March 22, 2019, the Alabama Supreme Court denied our application for rehearing and remanded the case to the trial court for further proceedings.
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
As a result of the Alabama Supreme Court’s reversal, we reduced the associated liability below our insurance retention level of $6.0 million, and no longer maintained an insurance receivable in our condensed consolidated balance sheet because we believed the liability did not exceed that retention level. As of December 31, 2018, we maintained a liability included in Accrued expenses and other current liabilities in our consolidated balance sheet in connection with this matter. On February 27, 2019, we entered into a settlement with the plaintiff for an amount less than the remaining liability reserved and not material to us.
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
We have been cooperating fully with DOJ in connection with this investigation. Based on recent discussions with the government as well as the burdens and distractions associated with continuing the investigation and the likely costs of future litigation, we now estimate a settlement value of $48 million and have accrued a loss contingency in that amount which is included in Accrued expenses and other current liabilities in our condensed consolidated balance sheet. Discussions are ongoing, and until they are concluded, there can be no certainty about the nature, timing or likelihood of a settlement.
Other Matters—
The False Claims Act allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the False Claims Act. These lawsuits, also known as “whistleblower” or “qui tam” actions, can

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 32 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2019, we operate 130 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 85 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 45 jointly owned hospitals. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of March 31, 2019, we provide home health services in 221 locations and hospice services in 59 locations across 31 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. We are the sole owner of 272 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Basis of Presentation, “Leases” to these condensed consolidated financial statements and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2018 Form 10‑K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Net operating revenues	$870.1	$840.3	$253.9	$205.7
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	445.0	424.2	—	—
Other operating expenses	127.6	122.9	—	—
Supplies	35.6	35.9	—	—
Occupancy costs	15.8	15.5	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	116.5	98.6
Support and overhead costs	—	—	88.8	72.0
	624.0	598.5	205.3	170.6
Other income	(2.8)	(0.5)	—	—
Equity in net income of nonconsolidated affiliates	(2.1)	(2.0)	(0.4)	(0.3)
Noncontrolling interests	21.0	20.5	2.7	1.9
Segment Adjusted EBITDA	$230.0	$223.8	$46.3	$33.5

Capital expenditures	$70.4	$62.2	$4.5	$1.7

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of March 31, 2019
Total assets	$4,250.5	$1,366.8	$5,583.8
Investments in and advances to nonconsolidated affiliates	9.4	3.1	12.5
As of December 31, 2018
Total assets	$3,900.9	$1,314.6	$5,175.0
Investments in and advances to nonconsolidated affiliates	9.5	2.7	12.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended March 31,
	2019	2018
Total segment Adjusted EBITDA	$276.3	$257.3
General and administrative expenses	(53.4)	(61.1)
Depreciation and amortization	(52.5)	(45.9)
Loss on disposal of assets	(1.1)	(0.8)
Interest expense and amortization of debt discounts and fees	(37.2)	(35.6)
Net income attributable to noncontrolling interests	22.9	21.4
SARs mark-to-market impact on noncontrolling interests	0.8	1.0
Change in fair market value of equity securities	0.9	(0.6)
Payroll taxes on SARs exercise	(0.2)	—
Income from continuing operations before income tax expense	$156.5	$135.7

	March 31, 2019	December 31, 2018
Total assets for reportable segments	$5,617.3	$5,215.5
Reclassification of deferred income tax liabilities to net deferred income tax assets	(33.5)	(40.5)
Total consolidated assets	$5,583.8	$5,175.0
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2019	2018
Inpatient rehabilitation:
Inpatient	$847.6	$817.1
Outpatient and other	22.5	23.2
Total inpatient rehabilitation	870.1	840.3
Home health and hospice:
Home health	219.5	185.3
Hospice	34.4	20.4
Total home health and hospice	253.9	205.7
Total net operating revenues	$1,124.0	$1,046.0

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.1	$606.5	$546.0	$(33.6)	$1,124.0
Operating expenses:
Salaries and benefits	15.9	288.9	321.1	(5.1)	620.8
Other operating expenses	10.3	84.7	67.6	(12.5)	150.1
Occupancy costs	0.5	24.9	10.2	(16.0)	19.6
Supplies	—	24.0	16.1	—	40.1
General and administrative expenses	39.9	—	13.5	—	53.4
Depreciation and amortization	5.0	26.3	21.2	—	52.5
Total operating expenses	71.6	448.8	449.7	(33.6)	936.5
Interest expense and amortization of debt discounts and fees	30.1	6.2	7.7	(6.8)	37.2
Other income	(7.7)	(0.3)	(2.5)	6.8	(3.7)
Equity in net income of nonconsolidated affiliates	—	(2.1)	(0.4)	—	(2.5)
Equity in net income of consolidated affiliates	(130.2)	(17.0)	—	147.2	—
Management fees	(39.8)	29.5	10.3	—	—
Income from continuing operations before income tax (benefit) expense	81.1	141.4	81.2	(147.2)	156.5
Provision for income tax (benefit) expense	(21.7)	37.8	14.7	—	30.8
Income from continuing operations	102.8	103.6	66.5	(147.2)	125.7
Loss from discontinued operations, net of tax	(0.5)	—	—	—	(0.5)
Net and comprehensive income	102.3	103.6	66.5	(147.2)	125.2
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(22.9)	—	(22.9)
Net and comprehensive income attributable to Encompass Health	$102.3	$103.6	$43.6	$(147.2)	$102.3

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.4	$594.6	$478.6	$(32.6)	$1,046.0
Operating expenses:
Salaries and benefits	13.2	282.4	280.0	(5.4)	570.2
Other operating expenses	8.4	84.6	60.6	(12.4)	141.2
Occupancy costs	0.5	23.8	9.1	(14.8)	18.6
Supplies	—	24.7	15.2	—	39.9
General and administrative expenses	39.4	—	21.7	—	61.1
Depreciation and amortization	2.0	26.6	17.3	—	45.9
Total operating expenses	63.5	442.1	403.9	(32.6)	876.9
Interest expense and amortization of debt discounts and fees	29.8	5.7	5.2	(5.1)	35.6
Other (income) loss	(4.7)	(0.2)	(0.1)	5.1	0.1
Equity in net income of nonconsolidated affiliates	—	(1.9)	(0.4)	—	(2.3)
Equity in net income of consolidated affiliates	(112.3)	(16.5)	—	128.8	—
Management fees	(38.4)	28.8	9.6	—	—
Income from continuing operations before income tax (benefit) expense	67.5	136.6	60.4	(128.8)	135.7
Provision for income tax (benefit) expense	(16.8)	36.8	10.0	—	30.0
Income from continuing operations	84.3	99.8	50.4	(128.8)	105.7
Loss from discontinued operations, net of tax	(0.5)	—	—	—	(0.5)
Net and comprehensive income	83.8	99.8	50.4	(128.8)	105.2
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(21.4)	—	(21.4)
Net and comprehensive income attributable to Encompass Health	$83.8	$99.8	$29.0	$(128.8)	$83.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$34.7	$3.5	$17.9	$—	$56.1
Restricted cash	—	—	59.0	—	59.0
Accounts receivable	—	292.5	208.1	—	500.6
Other current assets	69.3	32.2	67.6	(102.1)	67.0
Total current assets	104.0	328.2	352.6	(102.1)	682.7
Property and equipment, net	126.0	1,090.6	519.6	—	1,736.2
Operating lease right-of-use assets	15.2	176.6	122.7	(29.6)	284.9
Goodwill	—	912.2	1,199.4	—	2,111.6
Intangible assets, net	20.5	93.4	321.5	—	435.4
Deferred income tax assets	38.5	28.9	—	(26.9)	40.5
Other long-term assets	50.7	95.4	146.4	—	292.5
Intercompany notes receivable	540.4	—	—	(540.4)	—
Intercompany receivable and investments in consolidated affiliates	2,957.6	546.6	—	(3,504.2)	—
Total assets	$3,852.9	$3,271.9	$2,662.2	$(4,203.2)	$5,583.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.4	$8.5	$10.9	$(17.5)	$37.3
Current operating lease liabilities	2.5	25.6	27.5	(7.3)	48.3
Accounts payable	9.5	48.7	36.5	—	94.7
Accrued expenses and other current liabilities	262.2	86.4	323.9	(84.6)	587.9
Total current liabilities	309.6	169.2	398.8	(109.4)	768.2
Long-term debt, net of current portion	2,176.8	292.1	52.9	—	2,521.8
Long-term operating lease liabilities	12.9	155.0	99.4	(22.3)	245.0
Intercompany notes payable	—	—	540.4	(540.4)	—
Other long-term liabilities	39.3	10.8	136.0	(26.8)	159.3
Intercompany payable	—	—	64.6	(64.6)	—
	2,538.6	627.1	1,292.1	(763.5)	3,694.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	273.0	—	273.0
Shareholders’ equity:
Encompass Health shareholders’ equity	1,314.3	2,644.8	794.9	(3,439.7)	1,314.3
Noncontrolling interests	—	—	302.2	—	302.2
Total shareholders’ equity	1,314.3	2,644.8	1,097.1	(3,439.7)	1,616.5
Total liabilities and shareholders’ equity	$3,852.9	$3,271.9	$2,662.2	$(4,203.2)	$5,583.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.5	$3.0	$24.7	$—	$69.2
Restricted cash	—	—	59.0	—	59.0
Accounts receivable	—	270.7	197.0	—	467.7
Other current assets	36.3	17.6	31.1	(18.8)	66.2
Total current assets	77.8	291.3	311.8	(18.8)	662.1
Property and equipment, net	123.9	1,041.5	469.4	—	1,634.8
Goodwill	—	912.2	1,188.6	—	2,100.8
Intangible assets, net	21.4	96.5	325.5	—	443.4
Deferred income tax assets	47.9	28.9	—	(33.9)	42.9
Other long-term assets	47.9	101.3	141.8	—	291.0
Intercompany notes receivable	535.3	—	—	(535.3)	—
Intercompany receivable and investments in consolidated affiliates	2,904.4	456.8	—	(3,361.2)	—
Total assets	$3,758.6	$2,928.5	$2,437.1	$(3,949.2)	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.0	$7.6	$10.7	$(17.5)	$35.8
Accounts payable	8.9	46.4	34.7	—	90.0
Accrued expenses and other current liabilities	211.8	76.4	259.8	(1.3)	546.7
Total current liabilities	255.7	130.4	305.2	(18.8)	672.5
Long-term debt, net of current portion	2,188.7	262.1	27.8	—	2,478.6
Intercompany notes payable	—	—	535.3	(535.3)	—
Other long-term liabilities	37.5	17.1	184.4	(33.8)	205.2
Intercompany payable	—	—	53.3	(53.3)	—
	2,481.9	409.6	1,106.0	(641.2)	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	261.7	—	261.7
Shareholders’ equity:
Encompass Health shareholders’ equity	1,276.7	2,518.9	789.1	(3,308.0)	1,276.7
Noncontrolling interests	—	—	280.3	—	280.3
Total shareholders’ equity	1,276.7	2,518.9	1,069.4	(3,308.0)	1,557.0
Total liabilities and shareholders’ equity	$3,758.6	$2,928.5	$2,437.1	$(3,949.2)	$5,175.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$18.6	$89.6	$51.7	$—	$159.9
Cash flows from investing activities:
Purchases of property and equipment	(6.8)	(32.5)	(33.0)	—	(72.3)
Acquisitions of businesses, net of cash acquired	—	—	(13.7)	—	(13.7)
Funding of intercompany note receivable	(8.0)	—	—	8.0	—
Proceeds from repayment of intercompany note receivable	5.0	—	—	(5.0)	—
Other, net	(4.0)	(0.1)	(1.4)	—	(5.5)
Net cash used in investing activities	(13.8)	(32.6)	(48.1)	3.0	(91.5)
Cash flows from financing activities:
Principal borrowings on intercompany note payable	—	—	8.0	(8.0)	—
Principal payments on intercompany note payable	—	—	(5.0)	5.0	—
Borrowings on revolving credit facility	25.0	—	—	—	25.0
Payments on revolving credit facility	(30.0)	—	—	—	(30.0)
Dividends paid on common stock	(28.2)	—	(0.1)	—	(28.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(19.5)	—	(19.5)
Taxes paid on behalf of employees for shares withheld	(14.7)	—	(1.2)	—	(15.9)
Other, net	(14.7)	(2.1)	3.8	—	(13.0)
Change in intercompany advances	51.0	(54.4)	3.4	—	—
Net cash used in financing activities	(11.6)	(56.5)	(10.6)	(3.0)	(81.7)
(Decrease) increase in cash, cash equivalents, and restricted cash	(6.8)	0.5	(7.0)	—	(13.3)
Cash, cash equivalents, and restricted cash at beginning of period	41.5	3.0	89.0	—	133.5
Cash, cash equivalents, and restricted cash at end of period	$34.7	$3.5	$82.0	$—	$120.2

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$41.5	$3.0	$24.7	$—	$69.2
Restricted cash at beginning of period	—	—	59.0	—	59.0
Restricted cash included in other long term assets at beginning of period	—	—	5.3	—	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$41.5	$3.0	$89.0	$—	$133.5

Cash and cash equivalents at end of period	$34.7	$3.5	$17.9	$—	$56.1
Restricted cash at end of period	—	—	59.0	—	59.0
Restricted cash included in other long-term assets at end of period	—	—	5.1	—	5.1
Cash, cash equivalents, and restricted cash at end of period	$34.7	$3.5	$82.0	$—	$120.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$10.2	$114.3	$91.8	$—	$216.3
Cash flows from investing activities:
Purchases of property and equipment	(12.3)	(31.5)	(16.1)	—	(59.9)
Acquisitions of businesses, net of cash acquired	—	—	(0.6)	—	(0.6)
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other, net	(5.1)	(0.1)	5.1	—	(0.1)
Net cash provided by (used in) investing activities	4.6	(31.6)	(11.6)	(22.0)	(60.6)
Cash flows from financing activities:
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	95.0	—	—	—	95.0
Payments on revolving credit facility	(95.0)	—	—	—	(95.0)
Dividends paid on common stock	(25.3)	—	(0.1)	—	(25.4)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(15.4)	—	(15.4)
Taxes paid on behalf of employees for shares withheld	(7.4)	—	(0.9)	—	(8.3)
Other, net	2.3	(2.0)	(2.8)	—	(2.5)
Change in intercompany advances	115.4	(80.7)	(34.7)	—	—
Net cash provided by (used in) financing activities	19.9	(82.7)	(75.9)	22.0	(116.7)
Increase in cash, cash equivalents, and restricted cash	34.7	—	4.3	—	39.0
Cash, cash equivalents, and restricted cash at beginning of period	34.3	3.0	79.5	—	116.8
Cash, cash equivalents, and restricted cash at end of period	$69.0	$3.0	$83.8	$—	$155.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$3.0	$17.1	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$3.0	$79.5	$—	$116.8

Cash and cash equivalents at end of period	$69.0	$3.0	$14.4	$—	$86.4
Restricted cash at end of period	—	—	69.4	—	69.4
Cash, cash equivalents, and restricted cash at end of period	$69.0	$3.0	$83.8	$—	$155.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2018, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 27, 2019 (collectively, the “2018 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2018 Form 10‑K.
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of March 31, 2019, our national footprint includes 37 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2018 Form 10‑K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 32 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2019, we operate 130 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture we account for using the equity method of accounting. In addition to our hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 77% of our Net operating revenues for the three months ended March 31, 2019.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of March 31, 2019, we provide home health services in 221 locations and provide hospice services in 59 locations across 31 states, with concentrations in the Southeast and Texas. In addition, two of these home health agencies operate as joint ventures that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 23% of our Net operating revenues for the three months ended March 31, 2019.
2019 Overview
Our 2019 strategy focuses on the following priorities:

•	providing high-quality, cost-effective care to patients in our existing markets;

•	achieving organic growth at our existing inpatient rehabilitation hospitals and home health and hospice locations;

•
expanding our services to more patients who require post-acute healthcare services by constructing and acquiring hospitals in new markets and acquiring and opening home health and hospice locations in new markets;

•	making shareholder distributions via common stock dividends and repurchases of our common stock; and

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives that include increasing clinical collaboration between our inpatient rehabilitation hospitals and home health locations, building stroke market share, developing and implementing post-acute solutions, transitioning to the new IRF patient assessment measures, commonly referred to as “CARE Tool” measures, and preparing for implementation of the home health Patient-Driven Groupings Model (“PDGM”) and the Review Choice Demonstration (“RCD”).

During the three months ended March 31, 2019, Net operating revenues increased 7.5% over the same period of 2018 due primarily to pricing and volume growth in our inpatient rehabilitation segment and our home health and hospice segment. Within our inpatient rehabilitation segment, discharge growth of 1.1% coupled with a 2.6% increase in net patient revenue per discharge in the first quarter of 2019 generated 3.5% growth in inpatient revenue compared to the first quarter of 2018. Discharge growth included a 0.2% decrease in same-store discharges. Our inpatient rehabilitation outcomes and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDSMR”), remained well above the average for hospitals included in the UDSMR database.
Within our home health and hospice segment, home health admission growth of 12.1% coupled with a 4.2% increase in revenue per episode in the first quarter of 2019 contributed to 23.4% growth in home health and hospice revenue compared to the first quarter of 2018. Home health admission growth included a 6.4% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2019 related to our inpatient rehabilitation segment have included the following:

•
continued the construction of our new 40-bed joint venture hospital with University Medical Center Health System in Lubbock, Texas. The hospital is expected to begin operating in the second quarter of 2019;

•
continued the construction of our new 40-bed joint venture hospital with Saint Alphonsus Regional Medical Center in Boise, Idaho. The hospital is expected to begin operating in the third quarter of 2019; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Murrieta, California	50	Q2 2018	Q4 2019
Katy, Texas	40	Q3 2018	Q4 2019
Sioux Falls, South Dakota	40	Q2 2019	Q2 2020
Coralville, Iowa	40	Q2 2019	Q2 2020
We also continued our growth efforts in our home health and hospice segment. In March 2019, we signed a definitive agreement to purchase substantially all of the assets of privately owned Alacare Home Health and Hospice (“Alacare”) for a cash purchase price of approximately $217.5 million. Alacare operates a portfolio of 23 home health and 23 hospice locations in Alabama and generated revenues of approximately $117 million in 2018. This transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in June 2019. We expect to fund the transaction with cash on hand and borrowings under our revolving credit facility. In connection with this transaction, we expect to realize an income tax benefit with an estimated present value of approximately $30 million.
In addition to signing a definitive agreement with Alacare, we acquired two home health locations in East Providence, Rhode Island and Westport, Massachusetts and began accepting patients at our new hospice location in Burleson, Texas.
We also continued our shareholder distributions by paying a quarterly cash dividend of $0.27 per share on our common stock in January 2019 and April 2019. In addition, we repurchased 0.2 million shares of our common stock in the open market for approximately $13 million during the three months ended March 31, 2019. For additional information see the “Liquidity and Capital Resources” section of this Item.

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
We have invested considerable resources into clinical and management systems and protocols that have allowed us to consistently produce high-quality outcomes for our patients while continuing to contain cost growth. Our proprietary hospital management reporting system aggregates data from each of our key business systems into a comprehensive reporting package used by the management teams in our hospitals, as well as executive management, and allows them to analyze data and trends and create custom reports on a timely basis. Our commitment to technology also includes our electronic clinical information system (“ACE-IT”). ACE-IT allows us to interface with the clinical information systems of acute care hospitals to facilitate patient transfers, reduce readmissions, and enhance patient outcomes. We also believe this system will improve patient care and safety, enhance staff recruitment and retention, and set the stage for connectivity with other providers and health information exchanges. Our home health and hospice segment uses information technology to enhance patient care and manage the business by utilizing Homecare HomebaseSM, an industry leading comprehensive information platform designed to manage the entire patient work flow and allow home health providers to process clinical, compliance, financial, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. Homecare HomebaseSM also allows us to share valuable data with payors to promote better patient outcomes on a more cost-effective basis. All of these systems allow us to enhance our clinical and business processes. Our information systems allow us to collect, analyze, and share information on a timely basis, making us an ideal partner for other healthcare providers in a coordinated care delivery environment.
The nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, as outlined in the 2018 Form 10‑K (see Item 1, Business, “Competitive Strengths”), our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2022. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Strong and consistent free cash flow generated by our Company, together with our relatively low financial leverage and the unfunded commitment of our revolving credit facility, provides substantial capacity to pursue growth opportunities in both of our business segments while continuing to invest in our operational initiatives and capital structure strategy.
For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise.
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models as well as post-acute site neutrality in Medicare reimbursement. The Medicare reimbursement systems for both inpatient rehabilitation and home health are subject to potentially significant changes in the next year. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so.
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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements, could materially and adversely affect us. The federal government’s reliance on sub-regulatory guidance, such as handbooks, FAQs, internal memoranda, and press releases, presents a unique challenge to compliance efforts. Such sub-regulatory guidance purports to explain validly promulgated regulations but often expands or supplements existing regulations without constitutionally and statutorily required notice and comment and other procedural protections. Without procedural protections, sub-regulatory guidance poses a risk above and beyond reasonable efforts to follow validly promulgated regulations, particularly when the agency or Medicare Administrative Contractor (“MAC”) seeking to enforce such sub-regulatory guidance is not the agency or MAC issuing the guidance. If we were unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the MACs, fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims from current account receivables. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking up to eight years or longer. For additional details of these claim reviews, See Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” and Item 1A, Risk Factors, to the 2018 Form 10‑K.
In April 2019, CMS announced the commencement of the Home Health Review Choice Demonstration (“RCD”) in Illinois beginning June 1, 2019. Under RCD, providers may choose pre-claim review or post-payment review of all Medicare claims submitted or elect not to participate, in which case they will incur a 25% payment reduction on all claims. If 90% or more of a home health agency’s claims are found to be valid in the review, that agency may opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. Implementation will expand to Ohio, North Carolina, Florida and Texas on dates yet to be announced by CMS. We operate agencies (representing approximately 45% of our home health Medicare claims) in these states.
For additional discussion of our regulatory environment, see Item 1, Business, “Sources of Revenues” and “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2018 Form 10‑K and Note 11, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

•
Changes to Our Operating Environment Resulting from Legislation and Regulation. Concerns held by federal policymakers about the federal deficit and national debt levels, as well as other healthcare policy priorities, could result in enactment of legislation affecting portions of the Medicare program, including post-acute care services we provide. It is not clear what, if any, Medicare-related changes may ultimately be enacted and signed into law or otherwise implemented, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.
Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notable for us are Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments, and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives such as the Bundled Payment for Care Improvement Initiative (“BPCI”), the Comprehensive Care for Joint Replacement (“CJR”) program, and the BPCI-Advanced program. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors, to the 2018 Form 10-K.
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
As discussed in Item 1, Business to the 2018 Form 10-K, the future of the 2010 Healthcare Reform Laws as well as the nature and substance of any replacement reform legislation enacted remain uncertain, nor can we predict whether other legislation affecting Medicare and post-acute care providers will be enacted, or what actions the Trump Administration may take through the regulatory process that may result in modifications to the 2010 Healthcare Laws or the Medicare program. Therefore, the ultimate nature and timing of any transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
Additionally, in October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which will make it easier to create a unified payment system in the future. For example, CMS recently established a new case-mix classification model for skilled nursing facilities which relies on patient characteristics rather than the amount of therapy received to determine skilled nursing payments. Another example is CMS’s impending use of CARE Tool assessment measures for IRFs discussed below. For additional details on the IMPACT Act and efforts to implement a unified post-acute care payment system, see Item 1A, Risk Factors, to the 2018 Form 10-K.
On April 17, 2019, CMS released its Notice of Proposed Rulemaking for Fiscal Year 2020 (the “2020 Proposed IRF Rule”) for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2020 Proposed IRF Rule would implement a net 2.5% market basket increase (market basket update of 3.0% reduced by a productivity adjustment of 0.5%) effective for discharges between October 1, 2019 and September 30, 2020. The 2020 Proposed IRF Rule includes the previously announced change to the IRF-PPS that replaces the FIM™ assessment instrument with new patient assessment measures, commonly referred to as “CARE Tool” measures. This affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS. The 2020 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values. There are also proposed changes to the IRF quality reporting program that would require IRFs to collect and report more quality data and clinical information. Based on our analysis of the adjustments included in the 2020 Proposed IRF Rule and other factors, including the acuity of our patients over the three-month period prior to the release of the 2020 Proposed IRF Rule, we currently estimate Medicare payment rates for our inpatient rehabilitation segment will be flat to down 0.25% in fiscal year 2020 (effective October 1, 2019).

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

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2018 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Recruiting and retaining qualified personnel, including management, for our inpatient hospitals and home health and hospice agencies remain a high priority for us. We attempt to maintain a comprehensive compensation and benefits package that allows us to remain competitive in this challenging staffing environment while remaining consistent with our goal of being a high-quality, cost-effective provider of post-acute services.

See also Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2018 Form 10‑K.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2019	2018
Medicare	76.0%	76.6%
Medicare Advantage	9.8%	8.8%
Managed care	8.2%	8.9%
Medicaid	2.7%	2.4%
Other third-party payors	0.9%	1.1%
Workers’ compensation	0.7%	0.7%
Patients	0.6%	0.5%
Other income	1.1%	1.0%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2018 Form 10‑K.

Our Results
For the three months ended March 31, 2019 and 2018, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues	$1,124.0	$1,046.0	7.5%
Operating expenses:
Salaries and benefits	620.8	570.2	8.9%
Other operating expenses	150.1	141.2	6.3%
Occupancy costs	19.6	18.6	5.4%
Supplies	40.1	39.9	0.5%
General and administrative expenses	53.4	61.1	(12.6)%
Depreciation and amortization	52.5	45.9	14.4%
Total operating expenses	936.5	876.9	6.8%
Interest expense and amortization of debt discounts and fees	37.2	35.6	4.5%
Other (income) loss	(3.7)	0.1	(3,800.0)%
Equity in net income of nonconsolidated affiliates	(2.5)	(2.3)	8.7%
Income from continuing operations before income tax expense	156.5	135.7	15.3%
Provision for income tax expense	30.8	30.0	2.7%
Income from continuing operations	125.7	105.7	18.9%
Loss from discontinued operations, net of tax	(0.5)	(0.5)	—%
Net income	125.2	105.2	19.0%
Less: Net income attributable to noncontrolling interests	(22.9)	(21.4)	7.0%
Net income attributable to Encompass Health	$102.3	$83.8	22.1%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Salaries and benefits	55.2%	54.5%
Other operating expenses	13.4%	13.5%
Occupancy costs	1.7%	1.8%
Supplies	3.6%	3.8%
General and administrative expenses	4.8%	5.8%
Depreciation and amortization	4.7%	4.4%
Total operating expenses	83.3%	83.8%
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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three months ended March 31, 2019 over the same period of 2018 due primarily to volume and pricing growth in both of our segments. Our consolidated Net operating revenues during the three months ended March 31, 2019 benefited from reimbursement rate increases in both segments. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and Benefits
Salaries and benefits increased in the three months ended March 31, 2019 compared to the same period of 2018 primarily due to salary increases for our employees, increased benefit costs, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. As a percent of Net operating revenues, Salaries and benefits increased during the three months ended March 31, 2019 compared to the same period of 2018 primarily as a result of salary increases for our employees and increased benefit costs.
Other Operating Expenses
Other operating expenses increased during the three months ended March 31, 2019 compared to the same period of 2018 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses decreased during the three months ended March 31, 2019 compared to the same period of 2018 primarily due to operating leverage resulting from revenue growth.
Supplies
Supplies increased during the three months ended March 31, 2019 compared to the same period of 2018 due primarily to increased patient volumes. Supplies as a percent of Net operating revenues decreased during the three months ended March 31, 2019 compared to the same period of 2018 primarily as a result of continued supply chain initiatives.
General and Administrative Expenses
General and administrative expenses decreased during the three months ended March 31, 2019 compared to the same period of 2018 in terms of dollars and as a percent of Net operating revenues due primarily to decreased expenses associated with stock appreciation rights and costs associated with our rebranding. Stock appreciation rights decreased due to fewer stock appreciation rights outstanding as of March 31, 2019 and a smaller increase in the public peer multiple during the three months ended March 31, 2019 compared to the same period of 2018. For additional information on stock appreciation rights, see Note 8, Share-Based Payments, to the accompanying consolidated financial statements, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K, and on the rebranding, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” to the consolidated financial statements accompanying the 2018 Form 10‑K.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2019 compared to the same period of 2018 due to our capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2019 compared to the same period of 2018 primarily due to increased Net operating revenues as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense of $30.8 million and $30.0 million for the three months ended March 31, 2019 and 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate and share-based windfall tax benefits.
We currently estimate our cash payments for income taxes to be approximately $110 million to $130 million, net of refunds, for 2019. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2019.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.9 million as of March 31, 2019 and December 31, 2018, respectively.
See Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three months ended March 31, 2019 compared to the same period of 2018 primarily resulted from increased profitability of our existing joint ventures.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2019	2018
Medicare	73.5%	74.4%
Medicare Advantage	9.8%	8.6%
Managed care	9.6%	10.1%
Medicaid	3.0%	2.9%
Other third-party payors	1.1%	1.4%
Workers’ compensation	0.9%	0.9%
Patients	0.7%	0.5%
Other income	1.4%	1.2%
Total	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Percentage Change
	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$847.6	$817.1	3.7%
Outpatient and other	22.5	23.2	(3.0)%
Inpatient rehabilitation segment revenues	870.1	840.3	3.5%
Operating expenses:
Salaries and benefits	445.0	424.2	4.9%
Other operating expenses	127.6	122.9	3.8%
Supplies	35.6	35.9	(0.8)%
Occupancy costs	15.8	15.5	1.9%
Other income	(2.8)	(0.5)	460.0%
Equity in net income of nonconsolidated affiliates	(2.1)	(2.0)	5.0%
Noncontrolling interests	21.0	20.5	2.4%
Segment Adjusted EBITDA	$230.0	$223.8	2.8%

	(Actual Amounts)
Discharges	45,609	45,108	1.1%
Net patient revenue per discharge	$18,584	$18,114	2.6%
Outpatient visits	102,028	127,308	(19.9)%
Average length of stay (days)	12.8	12.7	0.8%
Occupancy %	72.3%	71.9%	0.6%
# of licensed beds	8,941	8,831	1.2%
Full-time equivalents*	21,345	20,978	1.7%
Employees per occupied bed	3.34	3.35	(0.3)%

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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Salaries and benefits	51.1%	50.5%
Other operating expenses	14.7%	14.6%
Supplies	4.1%	4.3%
Occupancy costs	1.8%	1.8%
Total operating expenses	71.7%	71.2%

Net Operating Revenues
Net operating revenues were 3.5% higher during the three months ended March 31, 2019 compared to the same period of 2018. This increase included a 1.1% increase in patient discharges and a 2.6% increase in net patient revenue per discharge. Discharge growth included a 0.2% decrease in same-store discharges. Discharge growth from new stores resulted from our joint ventures in Murrells Inlet, South Carolina (September 2018) and Winston-Salem, North Carolina (October 2018), as well as wholly owned hospitals in Shelby County, Alabama (April 2018) and Bluffton, South Carolina (June 2018). Same-store discharge growth during the three months ended March 31, 2019 was negatively impacted by approximately 20 basis points due to the ongoing effects of Hurricane Michael on operations in the Panama City, Florida market. Same-store discharge growth was 4.8% during the three months ended March 31, 2018, with a severe influenza season (approximately 100 to 200 basis points) and the timing of discharges around Easter and Passover (approximately 50 basis points) contributing to that growth. Growth in net patient revenue per discharge primarily resulted from an increase in reimbursement rates from all payors and improvements in discharge destination. Revenue reserves were lower during the three months ended March 31, 2018 primarily due to the recoupment of previously denied claims. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding claims denials.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2019 compared to the same period of 2018 primarily resulted from revenue growth, as discussed above. Expense ratios for the three months ended March 31, 2019 were impacted by an increase in revenue reserves, as discussed above. Salaries and benefits as a percent of Net operating revenues increased primarily due to salary increases for our employees and increased benefit cost. Supplies as a percent of Net operating revenues decreased primarily as a result of increased utilization of generic pharmaceuticals.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2019	2018
Medicare	84.6%	86.1%
Medicare Advantage	10.0%	9.7%
Managed care	3.3%	3.7%
Medicaid	1.7%	0.2%
Workers’ compensation	0.1%	—%
Patients	0.2%	0.2%
Other income	0.1%	0.1%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,		Percentage Change
	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$219.5	$185.3	18.5%
Hospice	34.4	20.4	68.6%
Home health and hospice segment revenues	253.9	205.7	23.4%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	116.5	98.6	18.2%
Support and overhead costs	88.8	72.0	23.3%
Equity in net income of nonconsolidated affiliates	(0.4)	(0.3)	33.3%
Noncontrolling interests	2.7	1.9	42.1%
Segment Adjusted EBITDA	$46.3	$33.5	38.2%

	(Actual Amounts)
Home health:
Admissions	37,944	33,855	12.1%
Recertifications	28,282	25,229	12.1%
Episodes	63,626	56,658	12.3%
Revenue per episode	$3,057	$2,934	4.2%
Episodic visits per episode	17.7	17.9	(1.1)%
Total visits	1,308,610	1,174,950	11.4%
Cost per visit	$75	$75	—%
Hospice:
Admissions	2,378	1,593	49.3%
Patient days	239,022	143,231	66.9%
Revenue per day	$144	$142	1.4%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	45.9%	47.9%
Support and overhead costs	35.0%	35.0%
Total operating expenses	80.9%	82.9%
Net Operating Revenues
Revenue growth of 23.4% in the home health and hospice segment was primarily driven by volume growth and an increase in revenue per episode. Volume growth included a 6.4% increase in home health same-store admissions and the impact of the Camellia Healthcare acquisition which closed on May 1, 2018. The increase in revenue per episode primarily resulted from a Medicare reimbursement rate increase, receipt of an approximate $1 million Bundled Payments for Care Improvement reconciliation payment in the first quarter of 2019, and changes in patient mix. Revenue per episode in the first quarter of 2018 was negatively impacted by an approximate $4 million reserve for a Zone Program Integrity Contractor audit. Hospice revenue increased primarily due to acquisitions and same-store admissions growth of 13.7%.

See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding the acquisition discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2019 compared to the same period of 2018 primarily resulted from revenue growth, which included the acquisition of Camellia Healthcare. Expense ratios were positively impacted by the increase in revenue per episode discussed above. Cost of services as a percent of Net operating revenues for the three months ended March 31, 2019 decreased primarily due to improvements in caregiver optimization and productivity in home health and increased scale and efficiencies in hospice.
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
See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Current Liquidity
As of March 31, 2019, we had $56.1 million in Cash and cash equivalents. This amount excludes $64.1 million in restricted cash ($59.0 million included in Restricted cash and $5.1 million included in Other long-term assets in our condensed consolidated balance sheet) and $63.6 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2018 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2019, we had approximately $636 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2019, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2019, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2019.

We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of March 31, 2019, the fair value of those outstanding shares of Holdings owned by management investors is approximately $245 million. See Note 6, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. As of March 31, 2019, the fair value of the SARs is approximately $86 million, all of which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.
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
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2018 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$159.9	$216.3
Net cash used in investing activities	(91.5)	(60.6)
Net cash used in financing activities	(81.7)	(116.7)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(13.3)	$39.0
Operating activities. The decrease in Net cash provided by operating activities for the three months ended March 31, 2019 compared to the same period of 2018 primarily resulted from volume increases in both segments during the three months ended March 31, 2019 and the recoupment of previously denied claims during the three months ended March 31, 2018 as discussed above.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2019 compared to the same period of 2018 primarily resulted from the increase in cash used for acquisitions and capital expenditures, including costs associated with our hospital development activities. See Note 2, Business Combinations, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information about our acquisitions.
Financing activities. The decrease in Net cash used in financing activities during the three months ended March 31, 2019 compared to the same period of 2018 primarily resulted from our purchase of one-third of the equity interests held by the home health and hospice management team during the three months ended March 31, 2018. See also 6, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2019 are as follows (in millions):

	Total	April 1 through December 31, 2019	2020 - 2021	2022 - 2023	2024 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,134.0	$15.3	$35.8	$534.0	$1,548.9
Revolving credit facility	25.0	—	—	25.0	—
Interest on long-term debt (b)	619.9	88.4	233.1	205.7	92.7
Finance lease obligations (c)	686.6	37.8	97.9	101.3	449.6
Operating lease obligations (d)	394.9	48.1	109.6	76.2	161.0
Purchase obligations (e)	149.8	37.7	78.1	20.8	13.2
Other long-term liabilities (f)(g)	3.3	0.2	0.4	0.4	2.3
Total	$4,013.5	$227.5	$554.9	$963.4	$2,267.7

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2019. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.

(c)	Amounts include interest portion of future minimum finance lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 17% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. For more information, see Note 4, Leases, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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

(f)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, stock appreciation rights, and deferred income taxes. Also, as of March 31, 2019, we had $0.9 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2018 Form 10‑K and Note 8, Share-Based Payments and Note 9, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(g)	The table above does not include Redeemable noncontrolling interests of $273.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2019, we made capital expenditures of approximately $75 million for property and equipment and capitalized software. These expenditures are exclusive of approximately $14 million in net cash related to our acquisition activity. During 2019, we expect to spend approximately $375 million to $445 million for capital expenditures. Approximately $160 million to $170 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million on home health and hospice acquisitions during 2019 exclusive of the Alacare acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2018 and February 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January 2019 and April 2019, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of March 31, 2019, $237 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2019, we repurchased 0.2 million shares of our common stock in the open market for approximately $13 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Our Adjusted EBITDA for the three months ended March 31, 2019 and 2018 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2019	2018
Net income	$125.2	$105.2
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.5	0.5
Net income attributable to noncontrolling interests	(22.9)	(21.4)
Provision for income tax expense	30.8	30.0
Interest expense and amortization of debt discounts and fees	37.2	35.6
Net noncash loss on disposal of assets	1.1	0.8
Depreciation and amortization	52.5	45.9
Stock-based compensation expense	19.4	26.1
Transaction costs	0.6	1.0
SARs mark-to-market impact on noncontrolling interests	(0.8)	(1.0)
Change in fair market value of equity securities	(0.9)	0.6
Payroll taxes on SARs exercise	0.2	—
Adjusted EBITDA	$242.9	$223.3

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$159.9	$216.3
Interest expense and amortization of debt discounts and fees	37.2	35.6
Equity in net income of nonconsolidated affiliates	2.5	2.3
Net income attributable to noncontrolling interests in continuing operations	(22.9)	(21.4)
Amortization of debt-related items	(1.0)	(1.0)
Distributions from nonconsolidated affiliates	(2.1)	(1.2)
Current portion of income tax expense	28.2	33.0
Change in assets and liabilities	36.5	(40.7)
Cash used in operating activities of discontinued operations	3.0	0.7
Transaction costs	0.6	1.0
SARs mark-to-market impact on noncontrolling interests	(0.8)	(1.0)
Change in fair market value of equity securities	(0.9)	0.6
Payroll taxes on SARs exercise	0.2	—
Other	2.5	(0.9)
Adjusted EBITDA	$242.9	$223.3
Growth in Adjusted EBITDA in 2019 compared to 2018 resulted primarily from revenue growth. For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2019, our primary variable rate debt outstanding related to $25.0 million in advances under our revolving credit facility and $276.4 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.7 million over the next 12 months.
See Note 7, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10-K for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2019 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 11, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2018 (the “2018 Form 10‑K”).

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2018 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2019:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2019	190,688	$61.71	—	$250,000,000
February 1 through February 28, 2019	61,969	66.74	—	250,000,000
March 1 through March 31, 2019	219,708	59.11	219,708	237,011,976
Total	472,365	61.16	219,708

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 264 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 1, 2019

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on March 21, 2019).+

10.2
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2019).+

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.