Form 10-Q
period 2019-06-30
Encompass Health Corp
filed 2019-07-31
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
(205) 967-7116
(Registrant’s telephone number)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EHC	New York Stock Exchange
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

The registrant had 98,644,648 shares of common stock outstanding, net of treasury shares, as of July 24, 2019.

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

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, the Patient-Driven Groupings Model for home health, the CARE Tool for inpatient rehabilitation, and other payment system reforms), which may decrease revenues and increase the costs of complying with the rules and regulations;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Millions, Except Per Share Data)
Net operating revenues	$1,135.0	$1,067.7	$2,259.0	$2,113.7
Operating expenses:
Salaries and benefits	622.9	578.2	1,243.7	1,148.4
Other operating expenses	149.8	149.4	299.9	290.6
Occupancy costs	20.3	19.5	39.9	38.1
Supplies	41.7	39.3	81.8	79.2
General and administrative expenses	77.1	54.9	130.5	116.0
Depreciation and amortization	52.7	49.7	105.2	95.6
Total operating expenses	964.5	891.0	1,901.0	1,767.9
Loss on early extinguishment of debt	2.3	—	2.3	—
Interest expense and amortization of debt discounts and fees	37.7	37.7	74.9	73.3
Other income	(2.2)	(1.3)	(5.9)	(1.2)
Equity in net income of nonconsolidated affiliates	(1.8)	(2.0)	(4.3)	(4.3)
Income from continuing operations before income tax expense	134.5	142.3	291.0	278.0
Provision for income tax expense	23.5	29.3	54.3	59.3
Income from continuing operations	111.0	113.0	236.7	218.7
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	(0.6)	(0.3)
Net and comprehensive income	110.9	113.2	236.1	218.4
Less: Net and comprehensive income attributable to noncontrolling interests	(19.7)	(21.4)	(42.6)	(42.8)
Net and comprehensive income attributable to Encompass Health	$91.2	$91.8	$193.5	$175.6

Weighted average common shares outstanding:
Basic	98.0	97.9	98.2	97.9
Diluted	99.3	99.6	99.5	99.6
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.93	$0.93	$1.97	$1.79
Discontinued operations	—	—	(0.01)	—
Net income	$0.93	$0.93	$1.96	$1.79
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.92	$0.92	$1.95	$1.76
Discontinued operations	—	—	(0.01)	—
Net income	$0.92	$0.92	$1.94	$1.76

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$91.3	$91.6	$194.1	$175.9
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	(0.6)	(0.3)
Net income attributable to Encompass Health	$91.2	$91.8	$193.5	$175.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$221.7	$69.2
Restricted cash	56.8	59.0
Accounts receivable	496.0	467.7
Other current assets	70.4	66.2
Total current assets	844.9	662.1
Property and equipment, net	1,788.1	1,634.8
Operating lease right-of-use assets	284.4	—
Goodwill	2,111.6	2,100.8
Intangible assets, net	443.6	443.4
Deferred income tax assets	42.6	42.9
Other long-term assets	296.9	291.0
Total assets(1)	$5,812.1	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$38.1	$35.8
Current operating lease liabilities	45.2	—
Accounts payable	95.6	90.0
Accrued expenses and other current liabilities	574.0	546.7
Total current liabilities	752.9	672.5
Long-term debt, net of current portion	2,719.6	2,478.6
Long-term operating lease liabilities	245.8	—
Other long-term liabilities	157.2	205.2
	3,875.5	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	352.8	261.7
Shareholders’ equity:
Encompass Health shareholders’ equity	1,275.9	1,276.7
Noncontrolling interests	307.9	280.3
Total shareholders’ equity	1,583.8	1,557.0
Total liabilities(1) and shareholders’ equity	$5,812.1	$5,175.0

(1)
Our consolidated assets as of June 30, 2019 and December 31, 2018 include total assets of variable interest entities of $216.4 million and $197.5 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2019 and December 31, 2018 include total liabilities of the variable interest entities of $55.8 million and $50.8 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.1	$1.1	$2,551.3	$(782.9)	$—	$(455.2)	$302.2	$1,616.5
Net income	—	—	—	91.2	—	—	17.3	108.5
Receipt of treasury stock	—	—	—	—	—	(0.2)	—	(0.2)
Dividends declared ($0.27 per share)	—	—	(26.8)	—	—	—	—	(26.8)
Stock-based compensation	—	—	9.3	—	—	—	—	9.3
Distributions declared	—	—	—	—	—	—	(17.3)	(17.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	5.7	5.7
Fair value adjustments to redeemable noncontrolling interests	—	—	(80.4)	—	—	—	—	(80.4)
Repurchases of common stock in open market	(0.5)	—	—	—	—	(32.8)	—	(32.8)
Other	—	—	2.2	—	—	(0.9)	—	1.3
Balance at end of period	98.6	$1.1	$2,455.6	$(691.7)	$—	$(489.1)	$307.9	$1,583.8

	Three Months Ended June 30, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.8	$1.1	$2,685.9	$(1,093.7)	$—	$(427.2)	$243.8	$1,409.9
Net income	—	—	—	91.8	—	—	17.7	109.5
Dividends declared ($0.25 per share)	—	—	(24.9)	—	—	—	—	(24.9)
Stock-based compensation	—	—	8.0	—	—	—	—	8.0
Distributions declared	—	—	—	—	—	—	(19.1)	(19.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	4.0	4.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(24.1)	—	—	—	—	(24.1)
Other	0.1	—	1.0	—	—	(0.3)	—	0.7
Balance at end of period	98.9	$1.1	$2,645.9	$(1,001.9)	$—	$(427.5)	$246.4	$1,464.0

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,588.7	$(885.2)	$—	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	193.5	—	—	36.2	229.7
Receipt of treasury stock	(0.3)	—	—	—	—	(16.1)	—	(16.1)
Dividends declared ($0.54 per share)	—	—	(53.7)	—	—	—	—	(53.7)
Stock-based compensation	—	—	16.3	—	—	—	—	16.3
Distributions declared	—	—	—	—	—	—	(32.6)	(32.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	12.8	12.8
Fair value adjustments to redeemable noncontrolling interests	—	—	(100.7)	—	—	—	—	(100.7)
Repurchases of common stock in open market	(0.7)	—	—	—	—	(43.8)	—	(43.8)
Other	0.7	—	5.0	—	—	(1.3)	11.2	14.9
Balance at end of period	98.6	$1.1	$2,455.6	$(691.7)	$—	$(489.1)	$307.9	$1,583.8

	Six Months Ended June 30, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.3	$1.1	$2,747.4	$(1,176.2)	$(1.3)	$(418.5)	$242.9	$1,395.4
Net income	—	—	—	175.6	—	—	36.3	211.9
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared ($0.50 per share)	—	—	(49.8)	—	—	—	—	(49.8)
Stock-based compensation	—	—	13.3	—	—	—	—	13.3
Distributions declared	—	—	—	—	—	—	(36.8)	(36.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	4.0	4.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(66.3)	—	—	—	—	(66.3)
Other	0.8	—	1.3	(1.3)	1.3	(0.7)	—	0.6
Balance at end of period	98.9	$1.1	$2,645.9	$(1,001.9)	$—	$(427.5)	$246.4	$1,464.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In Millions)
Cash flows from operating activities:
Net income	$236.1	$218.4
Loss from discontinued operations, net of tax	0.6	0.3
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	105.2	95.6
Stock-based compensation	65.3	47.5
Deferred tax expense (benefit)	0.5	(3.6)
Other, net	3.8	5.6
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(22.6)	9.9
Other assets	(11.8)	11.4
Accounts payable	(4.5)	(0.4)
Accrued payroll	(7.7)	(10.6)
Other liabilities	(55.1)	12.0
Net cash used in operating activities of discontinued operations	(4.5)	(0.6)
Total adjustments	68.6	166.8
Net cash provided by operating activities	305.3	385.5
Cash flows from investing activities:
Purchases of property and equipment	(155.8)	(108.8)
Additions to capitalized software costs	(6.6)	(9.7)
Acquisitions of businesses, net of cash acquired	(13.7)	(135.8)
Other, net	(15.5)	(6.7)
Net cash used in investing activities	(191.6)	(261.0)

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In Millions)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(112.1)	(9.1)
Borrowings on revolving credit facility	400.0	245.0
Payments on revolving credit facility	(95.0)	(190.0)
Principal payments under finance lease obligations	(9.3)	(8.4)
Repurchases of common stock, including fees and expenses	(43.8)	—
Dividends paid on common stock	(54.9)	(49.9)
Purchase of equity interests in consolidated affiliates	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(36.5)	(35.2)
Taxes paid on behalf of employees for shares withheld	(16.1)	(8.3)
Other, net	8.2	4.5
Net cash provided by (used in) financing activities	40.5	(116.5)
Increase in cash, cash equivalents, and restricted cash	154.2	8.0
Cash, cash equivalents, and restricted cash at beginning of period	133.5	116.8
Cash, cash equivalents, and restricted cash at end of period	$287.7	$124.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.2	$54.4
Restricted cash at beginning of period	59.0	62.4
Restricted cash included in other long-term assets at beginning of period	5.3	—
Cash, cash equivalents, and restricted cash at beginning of period	$133.5	$116.8

Cash and cash equivalents at end of period	$221.7	$59.0
Restricted cash at end of period	56.8	65.8
Restricted cash included in other long-term assets at end of period	9.2	—
Cash, cash equivalents, and restricted cash at end of period	$287.7	$124.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 37 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 13, Segment Reporting.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Medicare	$629.0	$607.1	$221.1	$199.2	$850.1	$806.3
Medicare Advantage	97.0	78.7	26.7	21.8	123.7	100.5
Managed care	86.5	86.6	8.0	8.7	94.5	95.3
Medicaid	27.1	26.8	4.6	2.7	31.7	29.5
Other third-party payors	10.5	12.7	—	—	10.5	12.7
Workers’ compensation	6.5	6.8	0.3	0.2	6.8	7.0
Patients	5.6	4.4	0.1	0.3	5.7	4.7
Other income	11.7	11.5	0.3	0.2	12.0	11.7
Total	$873.9	$834.6	$261.1	$233.1	$1,135.0	$1,067.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Medicare	$1,268.4	$1,231.6	$436.1	$376.1	$1,704.5	$1,607.7
Medicare Advantage	181.5	151.2	52.2	41.8	233.7	193.0
Managed care	170.1	171.6	16.3	16.3	186.4	187.9
Medicaid	53.4	51.5	8.9	3.2	62.3	54.7
Other third-party payors	20.5	24.7	—	—	20.5	24.7
Workers’ compensation	14.7	14.2	0.4	0.3	15.1	14.5
Patients	11.7	8.8	0.5	0.7	12.2	9.5
Other income	23.7	21.3	0.6	0.4	24.3	21.7
Total	$1,744.0	$1,674.9	$515.0	$438.8	$2,259.0	$2,113.7

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the
2018 Form 10-K for our policy related to Net operating revenues.
Leases—
We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain of our lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to our initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. We do not account for lease and nonlease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
Recently Adopted Accounting Pronouncements—
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 using the modified retrospective approach and applied the transition provisions with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting originally in effect for such periods. ASC 842 provides optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs, and the practical expedient to not reassess certain land easements. We did not elect the use-of-hindsight practical expedient during the transition to ASC 842. The adoption of ASC 842 resulted in the addition of approximately $349 million in assets and $347 million in liabilities to our condensed consolidated balance sheet as of January 1, 2019, with the remaining $2 million being recorded as an adjustment to Capital in excess of par value. The adoption of ASC 842 also resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount,

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

timing and uncertainty of cash flows arising from leases. See the “Leases” section of this note and Note 4, Leases, and Note 6, Long-term Debt, for additional information about our leases.
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
Revision of Previously Issued Financial Statements—
During the preparation of our December 31, 2018 financial statements, an error was identified in the accounting for deferred tax assets related to fair value adjustments to redeemable noncontrolling interests. At that time, we assessed the materiality of the errors in deferred tax assets and related balances and concluded they were not material to any previously issued financial statements or disclosures. However, we revised our previously issued annual financial statements in connection with the issuance of our 2018 financial statements to correct for such errors. In addition, we have revised our condensed consolidated statement of shareholders’ equity for the six months ended June 30, 2018 presented herein to reflect the correction of these errors, which originated in years prior to 2018, as disclosed in the table below. For additional information on this revision, see Note 1, Summary of Significant Accounting Policies, “Revision of Previously Issued Financial Statements” to the consolidated financial statements accompanying the 2018 Form 10-K.

	For the Six Months Ended June 30, 2018
	As Reported	Adjustment	As Revised
	(In Millions)
Fair value adjustments to redeemable noncontrolling interests	$(58.2)	$(8.1)	$(66.3)
Capital in excess of par value	2,698.0	(52.1)	2,645.9
Accumulated deficit	(1,016.7)	14.8	(1,001.9)
Total shareholders’ equity	1,501.3	(37.3)	1,464.0

2.	Business Combinations
Home Health and Hospice
Alacare Acquisition
On July 1, 2019, we completed the acquisition of privately owned Alacare Home Health & Hospice (“Alacare”) for a cash purchase price of $217.5 million. Alacare operates 23 home health locations and 23 hospice locations in Alabama. We funded the transaction with cash on hand and borrowings under our revolving credit facility. See Note 6, Long-term Debt.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Other Home Health and Hospice Acquisitions
During the six months ended June 30, 2019, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	$0.2
Certificates of need (useful lives of 10 years)	2.0
License (useful life of 10 years)	0.8
Goodwill	10.8
Other assets acquired	0.2
Total assets acquired	14.0
Liabilities assumed:
Accrued payroll	(0.1)
Other current liabilities	(0.1)
Other long-term liabilities	(0.1)
Total liabilities assumed	(0.3)
Net assets acquired	$13.7

Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fair value of assets acquired	$—	$41.9	$3.2	$42.0
Goodwill	—	101.6	10.8	102.1
Fair value of liabilities assumed	—	(8.3)	(0.3)	(8.3)
Net cash paid for acquisitions	$—	$135.2	$13.7	$135.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2018 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to June 30, 2019
Home Health and Hospice	$3.2	$(0.6)
Combined entity: Supplemental pro forma from 04/01/2019-06/30/2019	1,135.0	91.2
Combined entity: Supplemental pro forma from 04/01/2018-06/30/2018	1,071.1	92.4
Combined entity: Supplemental pro forma from 01/01/2019-06/30/2019	2,261.0	193.7
Combined entity: Supplemental pro forma from 01/01/2018-06/30/2018	2,119.5	176.4

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2018 reporting period.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding acquisitions completed in 2018.

3.	Variable Interest Entities
As of June 30, 2019 and December 31, 2018, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$0.9	$0.3
Accounts receivable	29.6	31.0
Other current assets	6.7	4.9
Total current assets	37.2	36.2
Property and equipment, net	121.9	111.5
Operating lease right-of-use assets	6.8	—
Goodwill	15.9	15.9
Intangible assets, net	3.7	4.3
Other long-term assets	30.9	29.6
Total assets	$216.4	$197.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.8	$0.6
Current operating lease liabilities	1.4	—
Accounts payable	7.3	5.2
Accrued expenses and other current liabilities	30.0	45.0
Total current liabilities	39.5	50.8
Long-term debt, net of current portion	10.9	—
Long-term operating lease liabilities	5.4	—
Total liabilities	$55.8	$50.8

4.	Leases
We lease real estate, vehicles, and equipment under operating and finance leases with non-canceable terms generally expiring at various dates through 2037. Our operating and finance leases generally have 1- to 25-year terms, with one or more renewal options, primarily relating to our real estate leases, with terms to be determined at the time of renewal. The exercise of such lease renewal options is at our sole discretion, and to the extent we are reasonably certain we will exercise a renewal option, the years related to that option are included in our determination of the lease term for purposes of classifying and measuring a given lease. Certain leases also include options to purchase the leased property.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The components of lease costs are as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$18.3	$35.8
Finance lease cost:
Amortization of right-of-use assets	7.9	15.8
Interest on lease liabilities	8.1	16.2
Total finance lease cost	16.0	32.0
Short-term and variable lease cost	0.1	0.4
Sublease income	(0.7)	(1.5)
Total lease cost	$33.7	$66.7

Supplemental condensed consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of June 30, 2019
Assets
Operating lease	Operating lease right-of-use assets	$284.4
Finance lease (1)	Property and equipment, net	337.3
Total leased assets		$621.7

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$45.2
Finance lease	Current portion of long-term debt	18.5
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	245.8
Finance lease	Long-term debt, net of current portion	376.7
Total leased liabilities		$686.2

(1)	Finance lease assets are recorded net of accumulated amortization of $94.8 million as of June 30, 2019.

As of June 30, 2019
Weighted Average Remaining Lease Term
Operating lease	8.8 years
Finance lease	13.3 years
Weighted Average Discount Rate
Operating lease	6.2%
Finance lease	8.2%

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Maturities of lease liabilities as of June 30, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
July 1 through December 31, 2019	$29.9	$25.0
2020	60.8	49.9
2021	53.3	48.1
2022	43.1	56.7
2023	37.7	43.5
2024	31.7	58.1
2025 and Thereafter	136.3	391.6
Total lease payments	392.8	672.9
Less: Interest portion	(101.8)	(277.7)
Total lease liabilities	$291.0	$395.2

Future minimum lease payments at December 31, 2018, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations
2019	$71.4	$36.2
2020	65.8	32.3
2021	54.3	30.3
2022	41.0	28.7
2023	35.3	28.0
2024 and Thereafter	148.2	299.7
	$416.0	455.2
Less: Interest portion		(191.4)
Obligations under capital leases		$263.8

Supplemental cash flow information related to our leases is as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37.4
Operating cash flows from finance leases	16.4
Financing cash flows from finance leases	9.3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20.1
Finance leases	7.1

5.	Investments in and Advances to Nonconsolidated Affiliates
As of June 30, 2019 and December 31, 2018, we had $13.9 million and $12.2 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Investments in and advances to nonconsolidated affiliates represent our investments in six partially owned subsidiaries, of which five are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 8% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net operating revenues	$10.5	$10.5	$22.1	$21.5
Operating expenses	(6.8)	(5.6)	(13.5)	(13.2)
Income from continuing operations, net of tax	3.7	4.9	8.6	8.3
Net income	3.7	4.9	8.6	8.3

As a result of negotiations with our partner to amend the joint venture agreement related to Yuma Rehabilitation Hospital, the accounting for this hospital will change from the equity method of accounting to a consolidated entity effective July 1, 2019. We will account for this change in control as a business combination and consolidate this entity using the acquisition method. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, we estimate an approximate $20 million gain as part of Other income in the third quarter of 2019.

6.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2019	December 31, 2018
Credit Agreement—
Advances under revolving credit facility	$335.0	$30.0
Term loan facilities	272.8	280.1
Bonds payable—
5.125% Senior Notes due 2023	297.0	296.6
5.75% Senior Notes due 2024	1,095.5	1,194.7
5.75% Senior Notes due 2025	345.3	345.0
Other notes payable	16.9	104.2
Finance lease obligations	395.2	263.8
	2,757.7	2,514.4
Less: Current portion	(38.1)	(35.8)
Long-term debt, net of current portion	$2,719.6	$2,478.6

As a result of adopting ASC 842 on January 1, 2019, notes payable of approximately $83 million related to sale/leaseback transactions involving real estate became finance lease obligations. See Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” for additional information on ASC 842.
In May 2019, we gave notice for redemption of $100 million of the outstanding principal amount of our existing 5.75% Senior Notes due 2024 (the “2024 Notes”). In June 2019, we completed this redemption using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

101.917%, which resulted in a total cash outlay of approximately $102 million. As a result of this redemption, we recorded a $2.3 million Loss on early extinguishment of debt in the second quarter of 2019.
Additionally, Long-term debt, net of current portion as of June 30, 2019, included amounts drawn under our revolving credit facility primarily to help fund the acquisition of Alacare on July 1, 2019, as discussed in Note 2, Business Combinations.
For additional information regarding our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.

7.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$261.7	$220.9
Net income attributable to noncontrolling interests	6.4	6.5
Distributions declared	(4.8)	(4.6)
Reclassification to noncontrolling interests	(11.2)	—
Purchase of redeemable noncontrolling interests	—	(65.1)
Change in fair value	100.7	66.2
Balance at end of period	$352.8	$223.9

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to nonredeemable noncontrolling interests	$17.3	$17.7	$36.2	$36.3
Net income attributable to redeemable noncontrolling interests	2.4	3.7	6.4	6.5
Net income attributable to noncontrolling interests	$19.7	$21.4	$42.6	$42.8

On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of June 30, 2019, the value of the outstanding shares of Holdings owned by management investors was approximately $326 million. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. Encompass Health expects to settle the acquisition of those shares upon payment of approximately $163 million in cash during the third quarter of 2019. See also Note 8, Fair Value Measurements.

8.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Restricted marketable securities	$64.4	$6.7	$57.7	$—	M
Redeemable noncontrolling interests	352.8	—	—	352.8	I
As of December 31, 2018
Other long-term assets:
Restricted marketable securities	$62.0	$6.4	$55.6	$—	M
Redeemable noncontrolling interests	261.7	—	—	261.7	I
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

•
Redeemable noncontrolling interests - The fair value of the Redeemable noncontrolling interests related to our home health segment is determined using the product of a twelve-month adjusted EBITDA measure and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures. See also Note 7, Redeemable Noncontrolling Interests.

In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2019 and June 30, 2018, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$335.0	$335.0	$30.0	$30.0
Term loan facilities	272.8	273.8	280.1	281.3
5.125% Senior Notes due 2023	297.0	305.3	296.6	298.5
5.75% Senior Notes due 2024	1,095.5	1,120.1	1,194.7	1,200.0
5.75% Senior Notes due 2025	345.3	364.9	345.0	339.5
Other notes payable	16.9	16.9	104.2	104.2
Financial commitments:
Letters of credit	—	39.1	—	37.4

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2018 Form 10‑K.

9.	Share-Based Payments
In February and May 2019, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, in February 2019, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.
In conjunction with the EHHI acquisition discussed in Note 7, Redeemable Noncontrolling Interests, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. As of June 30, 2019, the fair value of the SARs was approximately $123 million, all of which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. In July 2019, we received notices to exercise the remainder of the vested SARs for approximately $55 million in cash. We expect to make that payment during the third quarter of 2019. For additional information, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.

10.	Income Taxes
Our Provision for income tax expense of $23.5 million and $54.3 million for the three and six months ended June 30, 2019, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate, tax benefits resulting from share-based compensation windfalls and the deductibility of the settlement payment discussed in Note 12, Contingencies and Other Commitments. Our Provision for income tax expense of $29.3 million and $59.3 million for

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

the three and six months ended June 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We have state net operating losses (“NOLs”) of $62.8 million that expire in various amounts at varying times through 2031. The $42.6 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of June 30, 2019 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of June 30, 2019, we maintained a valuation allowance of $34.3 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
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
Total remaining gross unrecognized tax benefits were $0.6 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively, all of which would affect our effective tax rate if recognized.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and six months ended June 30, 2019 and 2018 was not material. Accrued interest income related to income taxes as of June 30, 2019 and December 31, 2018 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. We renewed this agreement in January 2018 for the 2018 tax year and in December 2018 for the 2019 tax year. As a result of these agreements, the IRS is currently examining the 2018 and 2019 tax years. In July 2019, the IRS issued a no-change Letter effectively closing our 2017 tax year audit. The statute of limitations has expired or we have settled federal income tax examinations with the IRS for all tax years through 2017. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are currently under audit by one state for tax years ranging from 2013 through 2015.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

11.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Numerator:
Income from continuing operations	$111.0	$113.0	$236.7	$218.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(19.7)	(21.4)	(42.6)	(42.8)
Less: Income allocated to participating securities	(0.3)	(0.3)	(0.7)	(0.6)
Income from continuing operations attributable to Encompass Health common shareholders	91.0	91.3	193.4	175.3
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.1)	0.2	(0.6)	(0.3)
Net income attributable to Encompass Health common shareholders	$90.9	$91.5	$192.8	$175.0
Denominator:
Basic weighted average common shares outstanding	98.0	97.9	98.2	97.9
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.93	$0.93	$1.97	$1.79
Discontinued operations	—	—	(0.01)	—
Net income	$0.93	$0.93	$1.96	$1.79

Diluted:
Numerator:
Income from continuing operations	$111.0	$113.0	$236.7	$218.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(19.7)	(21.4)	(42.6)	(42.8)
Income from continuing operations attributable to Encompass Health common shareholders	91.3	91.6	194.1	175.9
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.1)	0.2	(0.6)	(0.3)
Net income attributable to Encompass Health common shareholders	$91.2	$91.8	$193.5	$175.6
Denominator:
Diluted weighted average common shares outstanding	99.3	99.6	99.5	99.6
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.92	$0.92	$1.95	$1.76
Discontinued operations	—	—	(0.01)	—
Net income	$0.92	$0.92	$1.94	$1.76

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	98.0	97.9	98.2	97.9
Restricted stock awards, dilutive stock options, and restricted stock units	1.3	1.7	1.3	1.7
Diluted weighted average common shares outstanding	99.3	99.6	99.5	99.6

In October 2018, February 2019, and May 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January 2019, April 2019, and July 2019, respectively. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share, payable on October 15, 2019 to stockholders of record on October 1, 2019. As of June 30, 2019 and December 31, 2018, accrued common stock dividends of $27.8 million and $28.4 million, respectively, were included in Accrued expenses and other current liabilities in our condensed consolidated balance sheets. Future dividend payments are subject to declaration by our board of directors.
See Note 16, Earnings per Common Share, to the consolidated financial statements accompanying the 2018 Form 10‑K for additional information related to our common stock.

12.	Contingencies and Other Commitments
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
Nichols Litigation—
We were named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. The plaintiffs allege that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiffs are seeking compensatory and punitive damages. This case was stayed in the circuit court on August 8, 2005. The plaintiffs filed an amended complaint on November 9, 2010 to which we responded with a motion to dismiss filed on December 22, 2010. During a hearing on February 24, 2012, plaintiffs’ counsel indicated his intent to dismiss certain claims against us. Instead, on March 9, 2012, the plaintiffs amended their complaint to include additional securities fraud claims against Encompass Health and add several former officers to the lawsuit. On September 12, 2012, the plaintiffs further amended their complaint to request certification as a class action. One of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court, most recently on December 11, 2012. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On November 25, 2014, the plaintiffs filed another amended complaint to assert new allegations relating to the time period of 1997 to 2002. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lack standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the court granted our motion to dismiss. The plaintiffs appealed the dismissal of the case to the Supreme Court of Alabama on June 28, 2016. On March 23, 2018, the Alabama Supreme Court reversed the trial court’s dismissal, holding that the plaintiffs’ claims were not derivative or time-barred, and remanded the case for further proceedings. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court. On March 22, 2019, the Alabama Supreme Court denied our application for rehearing and remanded the case to the trial court for further proceedings. In July 2019, we entered into settlement agreements with all but one plaintiff and paid those settling plaintiffs an aggregate amount of cash less than $0.1 million.
We intend to vigorously defend ourselves in this case against the sole remaining plaintiff. Based on the stage of litigation, review of the current facts and circumstances as we understand them, the nature of the underlying claim, the results

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

of the proceedings to date, and the nature and scope of the defense we continue to mount, we do not believe an adverse judgment or settlement is probable in this matter, and it is also not possible to estimate an amount of loss, if any, or range of possible loss that might result from an adverse judgment or settlement of this case.
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
Governmental Inquiries and Investigations—
On March 4, 2013, we received document subpoenas from an office of the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”) addressed to four of our hospitals. Those subpoenas also requested complete copies of medical records for 100 patients treated at each of those hospitals between September 2008 and June 2012. The investigation is being conducted by the United States Department of Justice (the “DOJ”). On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The new subpoenas reference substantially similar investigation subject matter as the original subpoenas and request materials from the period January 2008 through December 2013. Two of the four hospitals addressed in the original set of subpoenas have received supplemental subpoenas to cover this new time period. The most recent subpoenas did not include requests for specific patient files. However, in February 2015, the DOJ requested the voluntary production of the medical records of an additional 70 patients, some of whom were treated in hospitals not subject to the subpoenas, and we provided these records. We cooperated fully with DOJ in connection with this investigation.
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
Based on discussions with the government during the fourth quarter of 2018 as well as the burdens and distractions associated with continuing the investigation and the likely costs of future litigation, we estimated a settlement value of $48 million and accrued a loss contingency in that amount which was included in Accrued expenses and other current liabilities in our consolidated balance sheet for the year ended December 31, 2018. Following further discussions, we entered into an agreement effective as of June 21, 2019 to settle the DOJ investigation, together with related qui tam or “whistleblower” lawsuits, for a payment of $48 million, $46.4 million of which was paid during the second quarter of 2019. In return for the

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

settlement payment, the qui tam plaintiffs dismissed with prejudice their pending claims, and the DOJ provided Encompass Health and all its subsidiaries with a release from civil liability.
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

13.	Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 32 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2019, we operate 131 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 85 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 46 jointly owned hospitals. In addition, we manage five inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of June 30, 2019, we provide home health services in 222 locations and hospice services in 59 locations across 31 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. We are the sole owner of 273 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Basis of Presentation, “Leases” to these condensed consolidated financial statements and Note 1, Summary of Significant Accounting Policies, to the

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net operating revenues	$873.9	$834.6	$1,744.0	$1,674.9	$261.1	$233.1	$515.0	$438.8
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	443.6	416.5	888.6	840.7	—	—	—	—
Other operating expenses	127.2	126.9	254.8	249.8	—	—	—	—
Supplies	36.7	34.7	72.3	70.6	—	—	—	—
Occupancy costs	16.3	16.0	32.1	31.5	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	119.9	109.1	236.4	207.7
Support and overhead costs	—	—	—	—	89.7	80.8	178.5	152.8
	623.8	594.1	1,247.8	1,192.6	209.6	189.9	414.9	360.5
Other income	(1.9)	(1.2)	(4.7)	(1.7)	—	(0.5)	—	(0.5)
Equity in net income of nonconsolidated affiliates	(1.4)	(1.6)	(3.5)	(3.6)	(0.4)	(0.4)	(0.8)	(0.7)
Noncontrolling interests	19.5	19.8	40.5	40.3	2.8	2.5	5.5	4.4
Segment Adjusted EBITDA	$233.9	$223.5	$463.9	$447.3	$49.1	$41.6	$95.4	$75.1

Capital expenditures	$92.0	$54.4	$162.4	$116.6	$3.5	$4.3	$8.0	$6.0

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of June 30, 2019
Total assets	$4,457.5	$1,388.1	$5,812.1
Investments in and advances to nonconsolidated affiliates	8.6	5.3	13.9
As of December 31, 2018
Total assets	$3,900.9	$1,314.6	$5,175.0
Investments in and advances to nonconsolidated affiliates	9.5	2.7	12.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment Adjusted EBITDA	$283.0	$265.1	$559.3	$522.4
General and administrative expenses	(77.1)	(54.9)	(130.5)	(116.0)
Depreciation and amortization	(52.7)	(49.7)	(105.2)	(95.6)
Loss on disposal of assets	(1.3)	(2.4)	(2.4)	(3.2)
Loss on early extinguishment of debt	(2.3)	—	(2.3)	—
Interest expense and amortization of debt discounts and fees	(37.7)	(37.7)	(74.9)	(73.3)
Net income attributable to noncontrolling interests	19.7	21.4	42.6	42.8
SARs mark-to-market impact on noncontrolling interests	2.6	0.9	3.4	1.9
Change in fair market value of equity securities	0.3	(0.4)	1.2	(1.0)
Payroll taxes on SARs exercise	—	—	(0.2)	—
Income from continuing operations before income tax expense	$134.5	$142.3	$291.0	$278.0

	June 30, 2019	December 31, 2018
Total assets for reportable segments	$5,845.6	$5,215.5
Reclassification of deferred income tax liabilities to net deferred income tax assets	(33.5)	(40.5)
Total consolidated assets	$5,812.1	$5,175.0

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Inpatient rehabilitation:
Inpatient	$851.8	$809.6	$1,699.4	$1,626.7
Outpatient and other	22.1	25.0	44.6	48.2
Total inpatient rehabilitation	873.9	834.6	1,744.0	1,674.9
Home health and hospice:
Home health	222.7	204.8	442.2	390.1
Hospice	38.4	28.3	72.8	48.7
Total home health and hospice	261.1	233.1	515.0	438.8
Total net operating revenues	$1,135.0	$1,067.7	$2,259.0	$2,113.7

14.	Condensed Consolidating Financial Information
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.5	$606.7	$556.8	$(34.0)	$1,135.0
Operating expenses:
Salaries and benefits	14.4	290.3	323.4	(5.2)	622.9
Other operating expenses	11.5	85.2	65.9	(12.8)	149.8
Occupancy costs	0.5	25.0	10.8	(16.0)	20.3
Supplies	—	24.5	17.2	—	41.7
General and administrative expenses	39.4	—	37.7	—	77.1
Depreciation and amortization	4.9	26.1	21.7	—	52.7
Total operating expenses	70.7	451.1	476.7	(34.0)	964.5
Loss on early extinguishment of debt	2.3	—	—	—	2.3
Interest expense and amortization of debt discounts and fees	30.6	6.2	7.6	(6.7)	37.7
Other income	(6.7)	(0.3)	(1.9)	6.7	(2.2)
Equity in net income of nonconsolidated affiliates	—	(1.3)	(0.5)	—	(1.8)
Equity in net income of consolidated affiliates	(117.6)	(16.6)	—	134.2	—
Management fees	(40.4)	29.5	10.9	—	—
Income from continuing operations before income tax (benefit) expense	66.6	138.1	64.0	(134.2)	134.5
Provision for income tax (benefit) expense	(24.7)	37.1	11.1	—	23.5
Income from continuing operations	91.3	101.0	52.9	(134.2)	111.0
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net and comprehensive income	91.2	101.0	52.9	(134.2)	110.9
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(19.7)	—	(19.7)
Net and comprehensive income attributable to Encompass Health	$91.2	$101.0	$33.2	$(134.2)	$91.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.7	$588.1	$507.1	$(33.2)	$1,067.7
Operating expenses:
Salaries and benefits	9.4	280.9	293.3	(5.4)	578.2
Other operating expenses	9.3	90.8	62.3	(13.0)	149.4
Occupancy costs	0.5	24.0	9.8	(14.8)	19.5
Supplies	—	23.8	15.5	—	39.3
General and administrative expenses	41.2	—	13.7	—	54.9
Depreciation and amortization	3.5	27.3	18.9	—	49.7
Total operating expenses	63.9	446.8	413.5	(33.2)	891.0
Interest expense and amortization of debt discounts and fees	31.9	5.7	6.7	(6.6)	37.7
Other income	(6.2)	(0.3)	(1.4)	6.6	(1.3)
Equity in net income of nonconsolidated affiliates	—	(1.6)	(0.4)	—	(2.0)
Equity in net income of consolidated affiliates	(117.5)	(17.2)	—	134.7	—
Management fees	(38.5)	28.4	10.1	—	—
Income from continuing operations before income tax (benefit) expense	72.1	126.3	78.6	(134.7)	142.3
Provision for income tax (benefit) expense	(19.5)	34.0	14.8	—	29.3
Income from continuing operations	91.6	92.3	63.8	(134.7)	113.0
Income from discontinued operations, net of tax	0.2	—	—	—	0.2
Net and comprehensive income	91.8	92.3	63.8	(134.7)	113.2
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(21.4)	—	(21.4)
Net and comprehensive income attributable to Encompass Health	$91.8	$92.3	$42.4	$(134.7)	$91.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$10.6	$1,213.2	$1,102.8	$(67.6)	$2,259.0
Operating expenses:
Salaries and benefits	30.3	579.2	644.5	(10.3)	1,243.7
Other operating expenses	21.8	169.9	133.5	(25.3)	299.9
Occupancy costs	1.0	49.9	21.0	(32.0)	39.9
Supplies	—	48.5	33.3	—	81.8
General and administrative expenses	79.3	—	51.2	—	130.5
Depreciation and amortization	9.9	52.4	42.9	—	105.2
Total operating expenses	142.3	899.9	926.4	(67.6)	1,901.0
Loss on early extinguishment of debt	2.3	—	—	—	2.3
Interest expense and amortization of debt discounts and fees	60.7	12.4	15.3	(13.5)	74.9
Other income	(14.4)	(0.6)	(4.4)	13.5	(5.9)
Equity in net income of nonconsolidated affiliates	—	(3.3)	(1.0)	—	(4.3)
Equity in net income of consolidated affiliates	(247.8)	(33.6)	—	281.4	—
Management fees	(80.2)	59.0	21.2	—	—
Income from continuing operations before income tax (benefit) expense	147.7	279.4	145.3	(281.4)	291.0
Provision for income tax (benefit) expense	(46.4)	74.9	25.8	—	54.3
Income from continuing operations	194.1	204.5	119.5	(281.4)	236.7
Loss from discontinued operations, net of tax	(0.6)	—	—	—	(0.6)
Net and comprehensive income	193.5	204.5	119.5	(281.4)	236.1
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(42.6)	—	(42.6)
Net and comprehensive income attributable to Encompass Health	$193.5	$204.5	$76.9	$(281.4)	$193.5

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$11.1	$1,182.8	$985.6	$(65.8)	$2,113.7
Operating expenses:
Salaries and benefits	22.6	563.3	573.3	(10.8)	1,148.4
Other operating expenses	17.7	175.4	122.9	(25.4)	290.6
Occupancy costs	1.0	47.7	19.0	(29.6)	38.1
Supplies	—	48.5	30.7	—	79.2
General and administrative expenses	80.6	—	35.4	—	116.0
Depreciation and amortization	5.5	53.9	36.2	—	95.6
Total operating expenses	127.4	888.8	817.5	(65.8)	1,767.9
Interest expense and amortization of debt discounts and fees	61.7	11.4	11.9	(11.7)	73.3
Other income	(10.9)	(0.5)	(1.5)	11.7	(1.2)
Equity in net income of nonconsolidated affiliates	—	(3.4)	(0.9)	—	(4.3)
Equity in net income of consolidated affiliates	(229.8)	(33.7)	—	263.5	—
Management fees	(76.9)	57.2	19.7	—	—
Income from continuing operations before income tax (benefit) expense	139.6	263.0	138.9	(263.5)	278.0
Provision for income tax (benefit) expense	(36.3)	70.9	24.7	—	59.3
Income from continuing operations	175.9	192.1	114.2	(263.5)	218.7
Loss from discontinued operations, net of tax	(0.3)	—	—	—	(0.3)
Net and comprehensive income	175.6	192.1	114.2	(263.5)	218.4
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(42.8)	—	(42.8)
Net and comprehensive income attributable to Encompass Health	$175.6	$192.1	$71.4	$(263.5)	$175.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of June 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$193.6	$3.6	$24.5	$—	$221.7
Restricted cash	—	—	56.8	—	56.8
Accounts receivable	—	282.0	214.0	—	496.0
Other current assets	64.0	31.4	54.9	(79.9)	70.4
Total current assets	257.6	317.0	350.2	(79.9)	844.9
Property and equipment, net	124.7	1,115.5	547.9	—	1,788.1
Operating lease right-of-use assets	14.6	176.7	120.8	(27.7)	284.4
Goodwill	—	912.2	1,199.4	—	2,111.6
Intangible assets, net	19.8	108.0	315.8	—	443.6
Deferred income tax assets	39.4	28.9	—	(25.7)	42.6
Other long-term assets	51.4	91.5	154.0	—	296.9
Intercompany notes receivable	530.2	—	—	(530.2)	—
Intercompany receivable and investments in consolidated affiliates	2,922.9	673.9	—	(3,596.8)	—
Total assets	$3,960.6	$3,423.7	$2,688.1	$(4,260.3)	$5,812.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.9	$7.8	$11.9	$(17.5)	$38.1
Current operating lease liabilities	2.5	24.8	25.1	(7.2)	45.2
Accounts payable	7.8	52.3	35.5	—	95.6
Accrued expenses and other current liabilities	200.8	91.5	344.1	(62.4)	574.0
Total current liabilities	247.0	176.4	416.6	(87.1)	752.9
Long-term debt, net of current portion	2,381.2	286.7	51.7	—	2,719.6
Long-term operating lease liabilities	12.3	155.2	98.8	(20.5)	245.8
Intercompany notes payable	—	—	530.2	(530.2)	—
Other long-term liabilities	44.2	10.8	127.9	(25.7)	157.2
Intercompany payable	—	—	52.6	(52.6)	—
	2,684.7	629.1	1,277.8	(716.1)	3,875.5
Commitments and contingencies
Redeemable noncontrolling interests	—	—	352.8	—	352.8
Shareholders’ equity:
Encompass Health shareholders’ equity	1,275.9	2,794.6	749.6	(3,544.2)	1,275.9
Noncontrolling interests	—	—	307.9	—	307.9
Total shareholders’ equity	1,275.9	2,794.6	1,057.5	(3,544.2)	1,583.8
Total liabilities and shareholders’ equity	$3,960.6	$3,423.7	$2,688.1	$(4,260.3)	$5,812.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.5	$3.0	$24.7	$—	$69.2
Restricted cash	—	—	59.0	—	59.0
Accounts receivable	—	270.7	197.0	—	467.7
Other current assets	36.3	17.6	31.1	(18.8)	66.2
Total current assets	77.8	291.3	311.8	(18.8)	662.1
Property and equipment, net	123.9	1,041.5	469.4	—	1,634.8
Goodwill	—	912.2	1,188.6	—	2,100.8
Intangible assets, net	21.4	96.5	325.5	—	443.4
Deferred income tax assets	47.9	28.9	—	(33.9)	42.9
Other long-term assets	47.9	100.4	142.7	—	291.0
Intercompany notes receivable	535.3	—	—	(535.3)	—
Intercompany receivable and investments in consolidated affiliates	2,904.4	457.6	—	(3,362.0)	—
Total assets	$3,758.6	$2,928.4	$2,438.0	$(3,950.0)	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.0	$7.6	$10.7	$(17.5)	$35.8
Accounts payable	8.9	46.4	34.7	—	90.0
Accrued expenses and other current liabilities	211.8	76.4	259.8	(1.3)	546.7
Total current liabilities	255.7	130.4	305.2	(18.8)	672.5
Long-term debt, net of current portion	2,188.7	262.1	27.8	—	2,478.6
Intercompany notes payable	—	—	535.3	(535.3)	—
Other long-term liabilities	37.5	17.1	184.4	(33.8)	205.2
Intercompany payable	—	—	53.1	(53.1)	—
	2,481.9	409.6	1,105.8	(641.0)	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	261.7	—	261.7
Shareholders’ equity:
Encompass Health shareholders’ equity	1,276.7	2,518.8	790.2	(3,309.0)	1,276.7
Noncontrolling interests	—	—	280.3	—	280.3
Total shareholders’ equity	1,276.7	2,518.8	1,070.5	(3,309.0)	1,557.0
Total liabilities and shareholders’ equity	$3,758.6	$2,928.4	$2,438.0	$(3,950.0)	$5,175.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(38.2)	$203.8	$139.7	$—	$305.3
Cash flows from investing activities:
Purchases of property and equipment	(13.6)	(69.9)	(72.3)	—	(155.8)
Additions to capitalized software costs	(3.2)	(0.3)	(3.1)	—	(6.6)
Acquisitions of businesses, net of cash acquired	—	—	(13.7)	—	(13.7)
Funding of intercompany note receivable	(8.0)	—	—	8.0	—
Proceeds from repayment of intercompany note receivable	22.0	—	—	(22.0)	—
Other, net	(4.8)	(7.9)	(2.8)	—	(15.5)
Net cash used in investing activities	(7.6)	(78.1)	(91.9)	(14.0)	(191.6)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(110.6)	—	(1.5)	—	(112.1)
Principal borrowings on intercompany note payable	—	—	8.0	(8.0)	—
Principal payments on intercompany note payable	—	—	(22.0)	22.0	—
Borrowings on revolving credit facility	400.0	—	—	—	400.0
Payments on revolving credit facility	(95.0)	—	—	—	(95.0)
Principal payments under finance lease obligations	(0.3)	(4.0)	(5.0)	—	(9.3)
Repurchases of common stock, including fees and expenses	(43.8)	—	—	—	(43.8)
Dividends paid on common stock	(54.8)	—	(0.1)	—	(54.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(36.5)	—	(36.5)
Taxes paid on behalf of employees for shares withheld	(14.9)	—	(1.2)	—	(16.1)
Other, net	(0.6)	—	8.8	—	8.2
Change in intercompany advances	117.9	(121.1)	3.2	—	—
Net cash provided by (used in) financing activities	197.9	(125.1)	(46.3)	14.0	40.5
Increase in cash, cash equivalents, and restricted cash	152.1	0.6	1.5	—	154.2
Cash, cash equivalents, and restricted cash at beginning of period	41.5	3.0	89.0	—	133.5
Cash, cash equivalents, and restricted cash at end of period	$193.6	$3.6	$90.5	$—	$287.7

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$41.5	$3.0	$24.7	$—	$69.2
Restricted cash at beginning of period	—	—	59.0	—	59.0
Restricted cash included in other long term assets at beginning of period	—	—	5.3	—	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$41.5	$3.0	$89.0	$—	$133.5

Cash and cash equivalents at end of period	$193.6	$3.6	$24.5	$—	$221.7
Restricted cash at end of period	—	—	56.8	—	56.8
Restricted cash included in other long-term assets at end of period	—	—	9.2	—	9.2
Cash, cash equivalents, and restricted cash at end of period	$193.6	$3.6	$90.5	$—	$287.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(14.2)	$222.5	$177.2	$—	$385.5
Cash flows from investing activities:
Purchases of property and equipment	(18.0)	(60.9)	(29.9)	—	(108.8)
Additions to capitalized software costs	(8.7)	—	(1.0)	—	(9.7)
Acquisitions of businesses, net of cash acquired	(129.7)	—	(6.1)	—	(135.8)
Proceeds from repayment of intercompany note receivable	30.0	—	—	(30.0)	—
Other, net	(5.2)	(0.1)	(1.4)	—	(6.7)
Net cash used in investing activities	(131.6)	(61.0)	(38.4)	(30.0)	(261.0)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(7.6)	—	(1.5)	—	(9.1)
Principal payments on intercompany note payable	—	—	(30.0)	30.0	—
Borrowings on revolving credit facility	245.0	—	—	—	245.0
Payments on revolving credit facility	(190.0)	—	—	—	(190.0)
Principal payments under finance lease obligations	—	(4.1)	(4.3)	—	(8.4)
Dividends paid on common stock	(49.8)	—	(0.1)	—	(49.9)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(35.2)	—	(35.2)
Taxes paid on behalf of employees for shares withheld	(7.4)	—	(0.9)	—	(8.3)
Other, net	0.5	—	4.0	—	4.5
Change in intercompany advances	220.1	(156.5)	(63.6)	—	—
Net cash provided by (used in) financing activities	145.7	(160.6)	(131.6)	30.0	(116.5)
(Decrease) increase in cash, cash equivalents, and restricted cash	(0.1)	0.9	7.2	—	8.0
Cash, cash equivalents, and restricted cash at beginning of period	34.3	3.0	79.5	—	116.8
Cash, cash equivalents, and restricted cash at end of period	$34.2	$3.9	$86.7	$—	$124.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$3.0	$17.1	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$3.0	$79.5	$—	$116.8

Cash and cash equivalents at end of period	$34.2	$3.9	$20.9	$—	$59.0
Restricted cash at end of period	—	—	65.8	—	65.8
Cash, cash equivalents, and restricted cash at end of period	$34.2	$3.9	$86.7	$—	$124.8

Supplemental schedule of noncash financing activity:
Intercompany note activity	$(134.2)	$—	$134.2	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of June 30, 2019, our national footprint includes 37 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2018 Form 10‑K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 32 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2019, we operate 131 inpatient rehabilitation hospitals, including one hospital that operates as a joint venture we account for using the equity method of accounting. In addition to our hospitals, we manage five inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 77% of our Net operating revenues for the three and six months ended June 30, 2019.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of June 30, 2019, we provide home health services in 222 locations and provide hospice services in 59 locations across 31 states, with concentrations in the Southeast and Texas. In addition, two of these home health agencies operate as joint ventures that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 23% of our Net operating revenues for the three and six months ended June 30, 2019.
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

During the three months ended June 30, 2019, Net operating revenues increased 6.3% over the same period of 2018 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. During the six months ended June 30, 2019, Net operating revenues increased 6.9% over the same period of 2018 due primarily to pricing and volume growth in our inpatient rehabilitation segment and our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 3.7% coupled with a 1.5% increase in net patient revenue per discharge in the second quarter of 2019 generated 4.7% growth in inpatient revenue compared to the second quarter of 2018. Discharge growth included a 2.2% increase in same-store discharges. During the six months ended June 30, 2019, discharge growth of 2.4% coupled with a 2.0% increase in net patient revenue per discharge generated 4.1% growth in inpatient revenue from our hospitals compared to the six months ended June 30, 2018. Our inpatient rehabilitation outcomes and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDSMR”), remained well above the average for hospitals included in the UDSMR database.
Within our home health and hospice segment, home health admission growth of 11.2% coupled with the impact of a 0.3% decrease in revenue per episode in the second quarter of 2019 contributed to 12.0% growth in home health and hospice revenue compared to the second quarter of 2018. Home health admission growth included a 8.3% increase in same-store admissions. During the six months ended June 30, 2019, home health admission growth of 11.6% coupled with a 1.9% increase in revenue per episode contributed to 17.4% growth in home health and hospice revenue compared to the six months ended June 30, 2018. Home health admission growth for the six-month period included a 7.4% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2019 related to our inpatient rehabilitation segment have included the following:

•	began operating a 40-bed inpatient rehabilitation hospital in Lubbock, Texas with our joint venture partner, University Medical Center Health System, in May 2019;

•
continued the construction of our new 40-bed joint venture hospital with Saint Alphonsus Regional Medical Center in Boise, Idaho. The hospital is expected to begin operating in the third quarter of 2019;

•	continued our capacity expansions by adding 81 new beds to existing hospitals; and

•	continued development of the following de novo hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
Murrieta, California	50	Q2 2018	Q4 2019
Katy, Texas	40	Q3 2018	Q4 2019
Sioux Falls, South Dakota	40	Q2 2019	Q2 2020
Coralville, Iowa	40	Q2 2019	Q2 2020
We also continued our growth efforts in our home health and hospice segment. On July 1, 2019, we completed the acquisition of privately owned Alacare Home Health and Hospice (“Alacare”) for a cash purchase price of $217.5 million. The Alacare portfolio consisted of 23 home health and 23 hospice locations in Alabama. We funded the transaction with cash on hand and borrowings under our revolving credit facility. In connection with this transaction, we expect to realize an income tax benefit with an estimated present value of approximately $30 million.

In addition to signing a definitive agreement with Alacare, we acquired two home health locations in East Providence, Rhode Island and Westport, Massachusetts and began accepting patients at our new home health location in Columbia, South Carolina and new hospice location in Burleson, Texas.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we redeemed $100 million of the outstanding principal balance of the 5.75% Senior Notes due 2024 (“ 2024 Notes”) in June 2019. For additional information regarding this transaction, see Note 6, Long-term Debt, to the accompanying condensed consolidated financial statements and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder distributions by paying a quarterly cash dividend of $0.27 per share on our common stock in January, April, and July of this year. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share, payable on October 15, 2019 to stockholders of record on October 1, 2019. In addition, we repurchased 0.7 million shares of our common stock in the open market for approximately $44 million during the six months ended June 30, 2019. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois. Under RCD, providers may choose pre-claim review or post-payment review of all Medicare claims submitted or elect not to participate, in which case they will incur a 25% payment reduction on all claims. If 90% or more of a home health agency’s claims are found to be valid in the review, that agency may opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. Implementation will expand to Ohio beginning in September 2019 and to North Carolina, Florida and Texas on dates yet to be announced by CMS. We operate agencies (representing approximately 44% of our home health Medicare claims) in these states.
For additional discussion of our regulatory environment, see Item 1, Business, “Sources of Revenues” and “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2018 Form 10‑K and Note 12, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

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
As discussed in Item 1, Business, to the 2018 Form 10-K, the future of the 2010 Healthcare Reform Laws as well as the nature and substance of any replacement reform legislation enacted remain uncertain, nor can we predict whether other legislation affecting Medicare and post-acute care providers will be enacted, or what actions the Trump Administration may take through the regulatory process that may result in modifications to the 2010 Healthcare Laws or the Medicare program. Therefore, the ultimate nature and timing of any transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
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
On April 17, 2019, CMS released its Notice of Proposed Rulemaking for Fiscal Year 2020 (the “2020 Proposed IRF Rule”) for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2020 Proposed IRF Rule would implement a net 2.5% market basket increase (market basket update of 3.0% reduced by a productivity adjustment of 0.5%) effective for discharges between October 1, 2019 and September 30, 2020. The 2020 Proposed IRF Rule includes the previously announced change to the IRF-PPS that replaces the FIM™ assessment instrument with new patient assessment measures, commonly referred to as “CARE Tool” measures. This affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS. The 2020 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values. There are also proposed changes to the IRF quality reporting program that would require IRFs to collect and report more quality data and clinical information. Based on our analysis of the adjustments included in the 2020 Proposed IRF Rule and other factors, including the acuity of our patients over the six-month period ended June 30, 2019, we currently estimate Medicare payment rates for our inpatient rehabilitation segment will be flat to down 0.25% in fiscal year 2020 (effective October 1, 2019).
On July 11, 2019, CMS released its Notice of Proposed Rulemaking for Calendar Year 2020 (the “2020 Proposed HH Rule”) for home health agencies under the home health prospective payment system (the “HH-PPS”). The 2020 Proposed HH Rule would implement a net 1.3% market basket increase (market basket update of 1.5% reduced by 0.2% for an extension of the rural payment add-on factor) in 2020. Additionally, pursuant to the requirements of the 2018 Budget Act, the 2020 Proposed HH Rule sets out significant changes to the HH-PPS, including implementing a new payment system, referred to as the Patient-Driven Groupings Model (“PDGM”), that uses 30-day payment periods, rather than the current 60-day period of care, and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to set payments. CMS also proposed an 8.0% reduction in the base payment rate for 2020 intended to offset the provider behavioral changes that CMS assumes PDGM will drive. The 2020 Proposed HH Rule would also eliminate by 2021 the process known as Request for Anticipated Payments (“RAPs”) which allows providers to seek reimbursement of either 50% or 60% of the estimated base payment for the full care episode at the beginning of that episode. As part of eliminating RAPs and moving to post-episode payment exclusively, CMS proposes that home health agencies would be required to submit certain documentation and information, through a notice of admission (“NOA”) within five days of initiating a care episode, with a payment penalty for failing to timely submit the NOA. CMS also proposes to adopt additional quality reporting measures and significantly increase the standardized patient assessment data elements collected by providers. Based on 2018 data and assuming no change in these proposals or our patient mix, which are subject to potentially significant change, we estimate an approximate 2.8% incremental reduction (after the 1.3% net market basket update) in Medicare payments for 2020 assuming the PDGM is implemented on a budget neutral basis. This estimate does not include the impact of any reductions to the base payment rate related to CMS’ assumed behavioral assumptions.

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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicare	74.9%	75.5%	75.4%	76.1%
Medicare Advantage	10.9%	9.4%	10.3%	9.1%
Managed care	8.3%	8.9%	8.3%	8.9%
Medicaid	2.8%	2.8%	2.8%	2.6%
Other third-party payors	0.9%	1.2%	0.9%	1.2%
Workers’ compensation	0.6%	0.7%	0.7%	0.7%
Patients	0.5%	0.4%	0.5%	0.4%
Other income	1.1%	1.1%	1.1%	1.0%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2018 Form 10‑K.

Our Results
For the three and six months ended June 30, 2019 and 2018, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues	$1,135.0	$1,067.7	6.3%	$2,259.0	$2,113.7	6.9%
Operating expenses:
Salaries and benefits	622.9	578.2	7.7%	1,243.7	1,148.4	8.3%
Other operating expenses	149.8	149.4	0.3%	299.9	290.6	3.2%
Occupancy costs	20.3	19.5	4.1%	39.9	38.1	4.7%
Supplies	41.7	39.3	6.1%	81.8	79.2	3.3%
General and administrative expenses	77.1	54.9	40.4%	130.5	116.0	12.5%
Depreciation and amortization	52.7	49.7	6.0%	105.2	95.6	10.0%
Total operating expenses	964.5	891.0	8.2%	1,901.0	1,767.9	7.5%
Loss on early extinguishment of debt	2.3	—	—%	2.3	—	—%
Interest expense and amortization of debt discounts and fees	37.7	37.7	—%	74.9	73.3	2.2%
Other income	(2.2)	(1.3)	69.2%	(5.9)	(1.2)	391.7%
Equity in net income of nonconsolidated affiliates	(1.8)	(2.0)	(10.0)%	(4.3)	(4.3)	—%
Income from continuing operations before income tax expense	134.5	142.3	(5.5)%	291.0	278.0	4.7%
Provision for income tax expense	23.5	29.3	(19.8)%	54.3	59.3	(8.4)%
Income from continuing operations	111.0	113.0	(1.8)%	236.7	218.7	8.2%
(Loss) income from discontinued operations, net of tax	(0.1)	0.2	(150.0)%	(0.6)	(0.3)	100.0%
Net income	110.9	113.2	(2.0)%	236.1	218.4	8.1%
Less: Net income attributable to noncontrolling interests	(19.7)	(21.4)	(7.9)%	(42.6)	(42.8)	(0.5)%
Net income attributable to Encompass Health	$91.2	$91.8	(0.7)%	$193.5	$175.6	10.2%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Salaries and benefits	54.9%	54.2%	55.1%	54.3%
Other operating expenses	13.2%	14.0%	13.3%	13.7%
Occupancy costs	1.8%	1.8%	1.8%	1.8%
Supplies	3.7%	3.7%	3.6%	3.7%
General and administrative expenses	6.8%	5.1%	5.8%	5.5%
Depreciation and amortization	4.6%	4.7%	4.7%	4.5%
Total operating expenses	85.0%	83.5%	84.2%	83.6%
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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three months ended June 30, 2019 over the same period of 2018 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. Our consolidated Net operating revenues increased in the six months ended June 30, 2019 over the same period of 2018 due primarily to volume and pricing growth in our inpatient rehabilitation segment and our home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and Benefits
Salaries and benefits increased in the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily due to salary increases for our employees, increased benefit costs, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. As a percent of Net operating revenues, Salaries and benefits increased during the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily as a result of higher salary and benefit cost increases compared to revenue pricing increases. See additional discussion in the “Segment Results of Operations” section of this Item.
Other Operating Expenses
Other operating expenses increased during the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses decreased during the three and six months ended June 30, 2019 compared to the same period of 2018 primarily due to operating leverage resulting from revenue growth. See additional discussion in the “Segment Results of Operations” section of this Item.
General and Administrative Expenses
General and administrative expenses increased during the three and six months ended June 30, 2019 compared to the same periods of 2018 in terms of dollars and as a percent of Net operating revenues due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights, offset by lower costs associated with our rebranding and name change. For additional information on stock appreciation rights, see Note 9, Share-Based Payments, to the accompanying consolidated financial statements, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K, and on the rebranding, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” to the consolidated financial statements accompanying the 2018 Form 10‑K.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2019 compared to the same periods of 2018 due to our capital investments.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three months ended June 30, 2019 compared to the same period of 2018 primarily due to increased expenses associated with stock appreciation rights, as discussed above. Our pre-tax income from continuing operations increased during the six months ended June 30, 2019 compared to the same period of 2018 primarily due to increased Net operating revenues, as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense of $23.5 million and $54.3 million for the three and six months ended June 30, 2019, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate, tax benefits resulting from share-based compensation windfalls and the deductibility of the settlement payment discussed in Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Our Provision for income tax expense of $29.3 million and $59.3 million for the three and six months ended June 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.

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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.6 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively.
See Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The decrease in Net Income Attributable to Noncontrolling Interests during the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily resulted from the ramp up of our new joint venture hospital in Lubbock, Texas.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 13, Segment Reporting, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicare	72.1%	72.8%	72.6%	73.6%
Medicare Advantage	11.1%	9.4%	10.4%	9.0%
Managed care	9.9%	10.4%	9.8%	10.2%
Medicaid	3.1%	3.2%	3.1%	3.1%
Other third-party payors	1.2%	1.5%	1.2%	1.5%
Workers’ compensation	0.7%	0.8%	0.8%	0.8%
Patients	0.6%	0.5%	0.7%	0.5%
Other income	1.3%	1.4%	1.4%	1.3%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$851.8	$809.6	5.2%	$1,699.4	$1,626.7	4.5%
Outpatient and other	22.1	25.0	(11.6)%	44.6	48.2	(7.5)%
Inpatient rehabilitation segment revenues	873.9	834.6	4.7%	1,744.0	1,674.9	4.1%
Operating expenses:
Salaries and benefits	443.6	416.5	6.5%	888.6	840.7	5.7%
Other operating expenses	127.2	126.9	0.2%	254.8	249.8	2.0%
Supplies	36.7	34.7	5.8%	72.3	70.6	2.4%
Occupancy costs	16.3	16.0	1.9%	32.1	31.5	1.9%
Other income	(1.9)	(1.2)	58.3%	(4.7)	(1.7)	176.5%
Equity in net income of nonconsolidated affiliates	(1.4)	(1.6)	(12.5)%	(3.5)	(3.6)	(2.8)%
Noncontrolling interests	19.5	19.8	(1.5)%	40.5	40.3	0.5%
Segment Adjusted EBITDA	$233.9	$223.5	4.7%	$463.9	$447.3	3.7%

	(Actual Amounts)
Discharges	46,679	45,010	3.7%	92,288	90,118	2.4%
Net patient revenue per discharge	$18,248	$17,987	1.5%	$18,414	$18,051	2.0%
Outpatient visits	104,566	131,041	(20.2)%	206,594	258,349	(20.0)%
Average length of stay (days)	12.5	12.5	—%	12.6	12.6	—%
Occupancy %	70.6%	70.1%	0.7%	71.0%	71.0%	—%
# of licensed beds	9,062	8,848	2.4%	9,062	8,848	2.4%
Full-time equivalents*	21,570	21,010	2.7%	21,457	20,994	2.2%
Employees per occupied bed	3.41	3.43	(0.6)%	3.37	3.38	(0.3)%

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

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Salaries and benefits	50.8%	49.9%	51.0%	50.2%
Other operating expenses	14.6%	15.2%	14.6%	14.9%
Supplies	4.2%	4.2%	4.1%	4.2%
Occupancy costs	1.9%	1.9%	1.8%	1.9%
Total operating expenses	71.4%	71.2%	71.5%	71.2%
Net Operating Revenues
Revenue growth during the three months ended June 30, 2019 compared to the same period of 2018 resulted from volume growth and an increase in net patient revenue per discharge. Discharge growth from new stores resulted from our joint ventures in Murrells Inlet, South Carolina (September 2018), Winston-Salem, North Carolina (October 2018), and Lubbock, Texas (May 2019), as well as wholly owned hospitals in Shelby County, Alabama (April 2018) and Bluffton, South Carolina (June 2018). Discharge growth included a 2.2% increase in same-store discharges. Same-store discharge growth during the three months ended June 30, 2019 was negatively impacted by approximately 20 basis points due to the ongoing effects of Hurricane Michael on operations in the Panama City, Florida market. Growth in net patient revenue per discharge primarily resulted from an increase in reimbursement rates from all payors and improvements in discharge destination partially offset by lower prior period cost report adjustments and higher revenue reserves due to the initiation of Targeted Probe and Educate (“TPE”) reviews at certain hospitals and a decline in collections of previously denied claims compared to the second quarter of 2018. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding TPE reviews and claims denials.
Discharge growth, net patient revenue per discharge, and revenue reserves as a percent of revenue for the year-to-date period of 2019 were impacted by the same factors as discussed above for the second quarter of 2019.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily resulted from revenue growth, as discussed above. Expense ratios for the three and six months ended June 30, 2019 were negatively impacted by an increase in revenue reserves and a decrease in prior period cost report adjustments, as discussed above. Salaries and benefits were impacted by higher salaries and wages per full-time equivalent and an increase in group medical expense partially offset by a reduction in workers’ compensation expense. Other operating expenses decreased as a percent of revenue in the second quarter of 2019 due primarily to lower provider and other taxes, favorable trends related to general and professional liability expense, and operating leverage resulting from revenue growth.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Medicare	84.7%	85.5%	84.7%	85.8%
Medicare Advantage	10.2%	9.3%	10.1%	9.5%
Managed care	3.1%	3.7%	3.2%	3.7%
Medicaid	1.8%	1.2%	1.7%	0.7%
Workers’ compensation	0.1%	0.1%	0.1%	0.1%
Patients	—%	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$222.7	$204.8	8.7%	$442.2	$390.1	13.4%
Hospice	38.4	28.3	35.7%	72.8	48.7	49.5%
Home health and hospice segment revenues	261.1	233.1	12.0%	515.0	438.8	17.4%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	119.9	109.1	9.9%	236.4	207.7	13.8%
Support and overhead costs	89.7	80.8	11.0%	178.5	152.8	16.8%
Other income	—	(0.5)	N/A	—	(0.5)	N/A
Equity in net income of nonconsolidated affiliates	(0.4)	(0.4)	—%	(0.8)	(0.7)	14.3%
Noncontrolling interests	2.8	2.5	12.0%	5.5	4.4	25.0%
Segment Adjusted EBITDA	$49.1	$41.6	18.0%	$95.4	$75.1	27.0%

	(Actual Amounts)
Home health:
Admissions	37,828	34,026	11.2%	75,772	67,881	11.6%
Recertifications	28,129	28,089	0.1%	56,411	53,318	5.8%
Episodes	66,881	61,238	9.2%	130,507	117,896	10.7%
Revenue per episode	$2,959	$2,968	(0.3)%	$3,007	$2,952	1.9%
Episodic visits per episode	17.1	17.5	(2.3)%	17.4	17.7	(1.7)%
Total visits	1,325,362	1,240,490	6.8%	2,633,972	2,415,440	9.0%
Cost per visit	$76	$76	—%	$75	$76	(1.3)%
Hospice:
Admissions	2,324	1,797	29.3%	4,702	3,390	38.7%
Patient days	259,501	192,404	34.9%	498,523	335,635	48.5%
Average daily census	2,852	2,114	34.9%	2,754	1,854	48.5%
Revenue per day	$148	$148	—%	$146	$145	0.7%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	45.9%	46.8%	45.9%	47.3%
Support and overhead costs	34.4%	34.7%	34.7%	34.8%
Total operating expenses	80.3%	81.5%	80.6%	82.2%

Net Operating Revenues
Revenue growth of 12.0% during the three months ended June 30, 2019 compared to the same period of 2018 was primarily driven by volume growth. Volume growth included an 8.3% increase in home health same-store admissions and the impact of the acquisition of Camellia Healthcare which closed on May 1, 2018. Revenue per episode decreased primarily due to the timing of completed episodes and the resolution of a Zone Program Integrity Contractor audit that positively impacted pricing in the second quarter of 2018. Hospice revenue increased primarily due to acquisitions and same-store admissions growth of 13.6%.
Revenue growth of 17.4% during the six months ended June 30, 2019 compared to the same period of 2018 was primarily driven by volume growth and in increase in revenue per episode. Volume growth included a 7.4% increase in home health same-store admissions and the impact of the acquisition of Camellia Healthcare. The increase in revenue per episode primarily resulted from a Medicare reimbursement rate increase, receipt of an approximate $1 million Bundled Payments for Care Improvement reconciliation payment in the first quarter of 2019, and changes in patient mix.
Hospice revenue increased during the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily due to acquisitions and same-store admissions growth. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding the acquisition discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and six months ended June 30, 2019 compared to the same periods of 2018 primarily resulted from revenue growth, which included the acquisition of Camellia Healthcare. Cost of services as a percent of Net operating revenues for the three and six months ended June 30, 2019 decreased primarily due to improvements in caregiver optimization and productivity in home health and increased scale and efficiencies in hospice. Support and overhead costs as a percent of Net operating revenues for the three and six months ended June 30, 2019 decreased primarily due to favorable group medical expense and operating leverage resulting from revenue growth.
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
Consistent with these objectives, in May 2019, we redeemed $100 million of the outstanding principal amount of our existing 2024 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of 101.917%, which resulted in a total cash outlay of approximately $102 million. As a result of this redemption, we recorded a $2.3 million Loss on early extinguishment of debt in the second quarter of 2019.
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
See Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Current Liquidity
As of June 30, 2019, we had $221.7 million in Cash and cash equivalents. This amount excludes $66.0 million in restricted cash ($56.8 million included in Restricted cash and $9.2 million included in Other long-term assets in our condensed consolidated balance sheet) and $64.4 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2018 Form 10‑K.

In addition to Cash and cash equivalents, as of June 30, 2019, we had approximately $326 million available to us under our revolving credit facility. Availability under our revolving credit facility has decreased since December 31, 2018 primarily due to the funding of the Alacare acquisition on July 1, 2019 and the settlement payment associated with the investigation conducted by the United States Department of Justice discussed in Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2019, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2019, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2019.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. As of June 30, 2019, the fair value of those outstanding shares of Holdings owned by management investors was approximately $326 million. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. Encompass Health expects to settle the acquisition of those shares upon payment of approximately $163 million in cash during the third quarter of 2019. See Note 7, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. As of June 30, 2019, the fair value of the SARs was approximately $123 million, all of which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet included in Part I, Item 1, Financial Statements (Unaudited), of this report. In July 2019, we received notices to exercise the remainder of the vested SARs for approximately $55 million in cash. We expect to make that payment during the third quarter of 2019. See also Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.

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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2019 and 2018 (in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$305.3	$385.5
Net cash used in investing activities	(191.6)	(261.0)
Net cash provided by (used in) financing activities	40.5	(116.5)
Increase in cash, cash equivalents, and restricted cash	$154.2	$8.0
Operating activities. The decrease in Net cash provided by operating activities for the six months ended June 30, 2019 compared to the same period of 2018 primarily resulted from an increase in Accounts receivable due to volume increases in both segments during the six months ended June 30, 2019 and the recovery of previously denied claims during the six months ended June 30, 2018 as discussed above. The decrease in Net cash provided by operating activities for the six months ended June 30, 2019 also resulted from the settlement payment associated with the investigation conducted by the United States Department of Justice discussed in Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Investing activities. The decrease in Net cash used in investing activities during the six months ended June 30, 2019 compared to the same period of 2018 primarily resulted from the acquisition of Camellia Healthcare during the second quarter of 2018 offset by an increase in purchases of property and equipment during the six months ended 2019. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Financing activities. The increase in Net cash provided by financing activities during the six months ended June 30, 2019 compared to the same period of 2018 primarily resulted from borrowings on our revolving credit facility to fund the acquisition of Alacare discussed in the “Executive Overview” section of this Item.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2019 are as follows (in millions):

	Total	July 1 through December 31, 2019	2020 - 2021	2022 - 2023	2024 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,027.5	$7.8	$35.8	$534.2	$1,449.7
Revolving credit facility	335.0	—	—	335.0	—
Interest on long-term debt (b)	597.6	61.7	245.0	203.0	87.9
Finance lease obligations (c)	672.9	25.0	98.0	100.2	449.7
Operating lease obligations (d)	392.8	29.9	114.1	80.8	168.0
Purchase obligations (e)	163.3	32.3	93.6	23.8	13.6
Other long-term liabilities (f)(g)	3.2	0.1	0.4	0.4	2.3
Total	$4,192.3	$156.8	$586.9	$1,277.4	$2,171.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2019. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.

(c)	Amounts include interest portion of future minimum finance lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 17% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 4, Leases, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(e)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Encompass Health and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support. Purchase obligations are not recognized in our condensed consolidated balance sheet.

(f)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, stock appreciation rights, and deferred income taxes. Also, as of June 30, 2019, we had $0.6 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2018 Form 10‑K and Note 9, Share-Based Payments, and Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(g)
The table above does not include Redeemable noncontrolling interests of $352.8 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 7, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2019, we made capital expenditures of approximately $162 million for property and equipment and capitalized software. These expenditures are exclusive of approximately $14 million in net cash related to our acquisition activity. During 2019, we expect to spend approximately $375 million to $445 million for capital expenditures. Approximately $160 million to $170 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million on home health and hospice acquisitions during 2019, exclusive of the Alacare acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2018, February 2019 and May 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January 2019, April 2019 and July 2019, respectively. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share, payable on October 15, 2019 to stockholders of record on October 1, 2019. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of June 30, 2019, approximately $206 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the six months ended June 30, 2019, we repurchased 0.7 million shares of our common stock in the open market for approximately $44 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
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
Our Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$110.9	$113.2	$236.1	$218.4
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	0.1	(0.2)	0.6	0.3
Net income attributable to noncontrolling interests	(19.7)	(21.4)	(42.6)	(42.8)
Provision for income tax expense	23.5	29.3	54.3	59.3
Interest expense and amortization of debt discounts and fees	37.7	37.7	74.9	73.3
Net noncash loss on disposal of assets	1.3	2.4	2.4	3.2
Depreciation and amortization	52.7	49.7	105.2	95.6
Loss on early extinguishment of debt	2.3	—	2.3	—
Stock-based compensation expense	45.9	21.4	65.3	47.5
Transaction costs	0.4	—	1.0	1.0
SARs mark-to-market impact on noncontrolling interests	(2.6)	(0.9)	(3.4)	(1.9)
Change in fair market value of equity securities	(0.3)	0.4	(1.2)	1.0
Payroll taxes on SARs exercise	—	—	0.2	—
Adjusted EBITDA	$252.2	$231.6	$495.1	$454.9

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$305.3	$385.5
Interest expense and amortization of debt discounts and fees	74.9	73.3
Equity in net income of nonconsolidated affiliates	4.3	4.3
Net income attributable to noncontrolling interests in continuing operations	(42.6)	(42.8)
Amortization of debt-related items	(2.0)	(2.0)
Distributions from nonconsolidated affiliates	(4.6)	(3.5)
Current portion of income tax expense	53.7	62.9
Change in assets and liabilities	101.7	(22.3)
Cash used in operating activities of discontinued operations	4.5	0.6
Transaction costs	1.0	1.0
SARs mark-to-market impact on noncontrolling interests	(3.4)	(1.9)
Change in fair market value of equity securities	(1.2)	1.0
Payroll taxes on SARs exercise	0.2	—
Other	3.3	(1.2)
Adjusted EBITDA	$495.1	$454.9
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2019, our primary variable rate debt outstanding related to $335.0 million in advances under our revolving credit facility and $272.8 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.5 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $5.5 million over the next 12 months.
See Note 6, Long-term Debt and Note 8, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2019 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and our Annual Report on Form 10‑K for the year ended December 31, 2018 (the “2018 Form 10‑K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2019	209,783	$58.52	205,249	$225,000,041
May 1 through May 31, 2019	247,118	59.38	247,118	210,325,710
June 1 through June 30, 2019	68,895	59.76	68,895	206,208,854
Total	525,796	59.09	521,262

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 289 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 31, 2019

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document