Form 10-Q
period 2019-09-30
Encompass Health Corp
filed 2019-10-31
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The registrant had 98,600,036 shares of common stock outstanding, net of treasury shares, as of October 23, 2019.

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

•
our ability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation and provider enrollment requirements, which is required to participate in the Medicare program;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Millions, Except Per Share Data)
Net operating revenues	$1,161.6	$1,067.6	$3,420.6	$3,181.3
Operating expenses:
Salaries and benefits	660.8	592.3	1,904.5	1,740.7
Other operating expenses	156.6	142.9	456.5	433.5
Occupancy costs	21.8	19.6	61.7	57.7
Supplies	42.9	38.6	124.7	117.8
General and administrative expenses	52.5	49.9	183.0	165.9
Depreciation and amortization	55.1	51.2	160.3	146.8
Total operating expenses	989.7	894.5	2,890.7	2,662.4
Loss on early extinguishment of debt	—	—	2.3	—
Interest expense and amortization of debt discounts and fees	40.3	37.3	115.2	110.6
Other income	(21.0)	(1.7)	(26.9)	(2.9)
Equity in net income of nonconsolidated affiliates	(1.2)	(2.1)	(5.5)	(6.4)
Income from continuing operations before income tax expense	153.8	139.6	444.8	417.6
Provision for income tax expense	34.3	30.2	88.6	89.5
Income from continuing operations	119.5	109.4	356.2	328.1
Loss from discontinued operations, net of tax	—	(0.1)	(0.6)	(0.4)
Net and comprehensive income	119.5	109.3	355.6	327.7
Less: Net and comprehensive income attributable to noncontrolling interests	(21.9)	(20.7)	(64.5)	(63.5)
Net and comprehensive income attributable to Encompass Health	$97.6	$88.6	$291.1	$264.2

Weighted average common shares outstanding:
Basic	97.8	98.0	98.1	97.9
Diluted	99.4	100.0	99.5	99.7
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.99	$0.90	$2.97	$2.69
Discontinued operations	—	—	(0.01)	—
Net income	$0.99	$0.90	$2.96	$2.69
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.98	$0.89	$2.94	$2.65
Discontinued operations	—	—	(0.01)	—
Net income	$0.98	$0.89	$2.93	$2.65

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$97.6	$88.7	$291.7	$264.6
Loss from discontinued operations, net of tax	—	(0.1)	(0.6)	(0.4)
Net income attributable to Encompass Health	$97.6	$88.6	$291.1	$264.2

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$422.0	$69.2
Restricted cash	66.8	59.0
Accounts receivable	516.9	467.7
Other current assets	71.7	66.2
Total current assets	1,077.4	662.1
Property and equipment, net	1,874.8	1,634.8
Operating lease right-of-use assets	311.4	—
Goodwill	2,305.2	2,100.8
Intangible assets, net	486.8	443.4
Deferred income tax assets	22.4	42.9
Other long-term assets	308.8	291.0
Total assets(1)	$6,386.8	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$437.2	$35.8
Current operating lease liabilities	44.9	—
Accounts payable	101.4	90.0
Accrued expenses and other current liabilities	525.1	546.7
Total current liabilities	1,108.6	672.5
Long-term debt, net of current portion	2,961.9	2,478.6
Long-term operating lease liabilities	273.4	—
Other long-term liabilities	161.6	205.2
	4,505.5	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	210.0	261.7
Shareholders’ equity:
Encompass Health shareholders’ equity	1,333.1	1,276.7
Noncontrolling interests	338.2	280.3
Total shareholders’ equity	1,671.3	1,557.0
Total liabilities(1) and shareholders’ equity	$6,386.8	$5,175.0

(1)
Our consolidated assets as of September 30, 2019 and December 31, 2018 include total assets of variable interest entities of $220.9 million and $197.5 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2019 and December 31, 2018 include total liabilities of the variable interest entities of $49.6 million and $50.8 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,455.6	$(691.7)	$—	$(489.1)	$307.9	$1,583.8
Net income	—	—	—	97.6	—	—	18.2	115.8
Receipt of treasury stock	—	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.28 per share)	—	—	(27.8)	—	—	—	—	(27.8)
Stock-based compensation	—	—	7.8	—	—	—	—	7.8
Distributions declared	—	—	—	—	—	—	(20.2)	(20.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	7.2	7.2
Fair value adjustments to redeemable noncontrolling interests	—	—	(18.2)	—	—	—	—	(18.2)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	—	25.0	25.0
Repurchases of common stock in open market	(0.1)	—	—	—	—	(2.1)	—	(2.1)
Other	0.1	—	0.4	—	—	(0.4)	0.1	0.1
Balance at end of period	98.6	$1.1	$2,417.8	$(594.1)	$—	$(491.7)	$338.2	$1,671.3

	Three Months Ended September 30, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,645.9	$(1,001.9)	$—	$(427.5)	$246.4	$1,464.0
Net income	—	—	—	88.6	—	—	16.9	105.5
Dividends declared ($0.27 per share)	—	—	(26.9)	—	—	—	—	(26.9)
Stock-based compensation	—	—	7.3	—	—	—	—	7.3
Distributions declared	—	—	—	—	—	—	(16.9)	(16.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	18.8	18.8
Fair value adjustments to redeemable noncontrolling interests	—	—	(10.7)	—	—	—	—	(10.7)
Other	—	—	2.7	—	—	(0.2)	—	2.5
Balance at end of period	98.9	$1.1	$2,618.3	$(913.3)	$—	$(427.7)	$265.2	$1,543.6

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Nine Months Ended September 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,588.7	$(885.2)	$—	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	291.1	—	—	54.4	345.5
Receipt of treasury stock	(0.3)	—	—	—	—	(16.2)	—	(16.2)
Dividends declared ($0.82 per share)	—	—	(81.5)	—	—	—	—	(81.5)
Stock-based compensation	—	—	24.1	—	—	—	—	24.1
Distributions declared	—	—	—	—	—	—	(52.8)	(52.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	20.0	20.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(118.9)	—	—	—	—	(118.9)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	—	25.0	25.0
Repurchases of common stock in open market	(0.8)	—	—	—	—	(45.9)	—	(45.9)
Other	0.8	—	5.4	—	—	(1.7)	11.3	15.0
Balance at end of period	98.6	$1.1	$2,417.8	$(594.1)	$—	$(491.7)	$338.2	$1,671.3

	Nine Months Ended September 30, 2018
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.3	$1.1	$2,747.4	$(1,176.2)	$(1.3)	$(418.5)	$242.9	$1,395.4
Net income	—	—	—	264.2	—	—	53.2	317.4
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared ($0.77 per share)	—	—	(76.7)	—	—	—	—	(76.7)
Stock-based compensation	—	—	20.6	—	—	—	—	20.6
Distributions declared	—	—	—	—	—	—	(53.7)	(53.7)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	22.8	22.8
Fair value adjustments to redeemable noncontrolling interests	—	—	(77.0)	—	—	—	—	(77.0)
Other	0.8	—	4.0	(1.3)	1.3	(0.9)	—	3.1
Balance at end of period	98.9	$1.1	$2,618.3	$(913.3)	$—	$(427.7)	$265.2	$1,543.6

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In Millions)
Cash flows from operating activities:
Net income	$355.6	$327.7
Loss from discontinued operations, net of tax	0.6	0.4
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	160.3	146.8
Loss on early extinguishment of debt	2.3	—
Stock-based compensation	87.0	65.6
Deferred tax expense (benefit)	20.8	(8.0)
Gain on consolidation of Yuma Rehabilitation Hospital	(19.2)	—
Other, net	2.3	5.1
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(37.8)	12.3
Other assets	(11.1)	15.3
Accounts payable	(4.2)	—
Accrued payroll	(21.0)	(6.7)
Accrued interest payable	7.4	8.2
Other liabilities	(118.7)	18.0
Net cash used in operating activities of discontinued operations	(4.6)	(0.7)
Total adjustments	63.5	255.9
Net cash provided by operating activities	419.7	584.0
Cash flows from investing activities:
Purchases of property and equipment	(259.9)	(171.5)
Additions to capitalized software costs	(9.2)	(13.2)
Acquisitions of businesses, net of cash acquired	(231.2)	(135.8)
Other, net	(11.4)	(5.8)
Net cash used in investing activities	(511.7)	(326.3)

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	1,000.0	—
Principal payments on debt, including pre-payments	(115.8)	(16.1)
Borrowings on revolving credit facility	525.0	285.0
Payments on revolving credit facility	(555.0)	(315.0)
Principal payments under finance lease obligations	(14.2)	(13.0)
Debt issuance costs	(15.2)	—
Repurchases of common stock, including fees and expenses	(45.9)	—
Dividends paid on common stock	(81.3)	(74.4)
Purchase of equity interests in consolidated affiliates	(162.9)	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(57.6)	(56.5)
Taxes paid on behalf of employees for shares withheld	(16.2)	(8.3)
Other, net	11.4	9.9
Net cash provided by (used in) financing activities	472.3	(253.5)
Increase in cash, cash equivalents, and restricted cash	380.3	4.2
Cash, cash equivalents, and restricted cash at beginning of period	133.5	116.8
Cash, cash equivalents, and restricted cash at end of period	$513.8	$121.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.2	$54.4
Restricted cash at beginning of period	59.0	62.4
Restricted cash included in other long-term assets at beginning of period	5.3	—
Cash, cash equivalents, and restricted cash at beginning of period	$133.5	$116.8

Cash and cash equivalents at end of period	$422.0	$56.9
Restricted cash at end of period	66.8	62.1
Restricted cash included in other long-term assets at end of period	25.0	2.0
Cash, cash equivalents, and restricted cash at end of period	$513.8	$121.0

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Medicare	$624.5	$600.5	$248.4	$205.7	$872.9	$806.2
Medicare Advantage	94.7	75.0	25.2	22.7	119.9	97.7
Managed care	87.3	85.1	10.4	8.6	97.7	93.7
Medicaid	28.0	25.7	4.8	4.1	32.8	29.8
Other third-party payors	12.1	11.8	—	—	12.1	11.8
Workers’ compensation	6.9	6.9	0.3	0.5	7.2	7.4
Patients	6.1	5.3	—	0.1	6.1	5.4
Other income	12.7	15.3	0.2	0.3	12.9	15.6
Total	$872.3	$825.6	$289.3	$242.0	$1,161.6	$1,067.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Medicare	$1,892.8	$1,832.1	$684.4	$581.8	$2,577.2	$2,413.9
Medicare Advantage	276.2	226.2	77.4	64.5	353.6	290.7
Managed care	257.5	256.7	26.7	24.9	284.2	281.6
Medicaid	81.4	77.2	13.8	7.3	95.2	84.5
Other third-party payors	32.6	36.5	—	—	32.6	36.5
Workers’ compensation	21.6	21.1	0.7	0.8	22.3	21.9
Patients	17.8	14.1	0.5	0.8	18.3	14.9
Other income	36.4	36.6	0.8	0.7	37.2	37.3
Total	$2,616.3	$2,500.5	$804.3	$680.8	$3,420.6	$3,181.3

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
Revision of Previously Issued Financial Statements—
During the preparation of our December 31, 2018 financial statements, an error was identified in the accounting for deferred tax assets related to fair value adjustments to redeemable noncontrolling interests. At that time, we assessed the materiality of the errors in deferred tax assets and related balances and concluded they were not material to any previously issued financial statements or disclosures. However, we revised our previously issued annual financial statements in connection with the issuance of our 2018 financial statements to correct for such errors. In addition, we have revised our condensed consolidated statement of shareholders’ equity for the nine months ended September 30, 2018 presented herein to reflect the correction of these errors, which originated in years prior to 2018, as disclosed in the table below. For additional information on this revision, see Note 1, Summary of Significant Accounting Policies, “Revision of Previously Issued Financial Statements” to the consolidated financial statements accompanying the 2018 Form 10-K.

	For the Nine Months Ended September 30, 2018
	As Reported	Adjustment	As Revised
	(In Millions)
Fair value adjustments to redeemable noncontrolling interests	$(66.1)	$(10.9)	$(77.0)
Capital in excess of par value	2,673.2	(54.9)	2,618.3
Accumulated deficit	(928.1)	14.8	(913.3)
Total shareholders’ equity	1,583.7	(40.1)	1,543.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2.	Business Combinations
Inpatient Rehabilitation
During the nine months ended September 30, 2019, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.

•
In July 2019, we acquired approximately 51% of the operations of a 30-bed inpatient rehabilitation unit in Boise, Idaho when Saint Alphonsus Regional Medical Center contributed those operations to a joint venture with us. We funded our ownership interest in that consolidated joint venture through contributions of cash which the joint venture entity used to fund the construction of a 40-bed de novo inpatient rehabilitation hospital.

•
In September 2019, we acquired 75% of the operations of Heritage Valley Sewickley Hospital’s 11-bed inpatient rehabilitation unit in Sewickley, Pennsylvania, when Heritage Valley Health System, Inc. contributed those operations to our existing joint venture entity in connection with the opening of a new hospital.

We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from its respective date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete intangible assets and an income approach utilizing the relief from royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. None of the goodwill recorded as a result from these transactions are deductible for federal income tax purposes.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful lives of 2 years)	$0.1
Trade name (useful life of 20 years)	0.4
Goodwill	4.8
Total assets acquired	5.3
Total liabilities assumed	0.2
Net assets acquired	$5.1

Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value of assets acquired	$0.5	$9.7	$0.5	$9.7
Goodwill	4.8	6.4	4.8	6.4
Fair value of liabilities assumed	(0.2)	—	(0.2)	—
Fair value of noncontrolling interest owned by joint venture partner	(5.1)	(16.1)	(5.1)	(16.1)
Net cash paid for acquisitions	$—	$—	$—	$—

Home Health and Hospice
Alacare Acquisition
In July 2019, we completed the acquisition of privately owned Alacare Home Health & Hospice (“Alacare”) for a cash purchase price of $217.5 million. The Alacare portfolio consisted of 23 home health locations and 23 hospice locations in Alabama. The acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients across Alabama. We funded the transaction with cash on hand and borrowings under our revolving credit facility.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of Alacare from its date of acquisition. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including: replacement cost and continued use methods for property and equipment; an income approach using primarily discounted cash flow techniques for the noncompete and certain license intangible assets; an income approach utilizing the relief-from-royalty method for the trade name intangible asset; an income approach utilizing the excess earnings method for the certificates of need; and present value of the remaining lease payments for leases. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. For all other assets and liabilities, the fair value was assumed to represent carrying value due to their short maturities. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. All goodwill recorded as a result from this transaction is deductible for federal income tax purposes. The goodwill reflects our expectations of favorable growth opportunities in the home health and hospice markets based on positive demographic trends.
The fair values recorded were based upon a preliminary valuation. Estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary valuation that are not yet finalized relate to the fair value of amounts included in working capital. We expect to continue to obtain information to assist us in determining the fair value of the net assets acquired at the acquisition date during the measurement period.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The preliminary fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Accounts receivable	$10.2
Prepaid expenses and other current assets	1.7
Property and equipment, net	0.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	1.0
Trade name (useful life of 6 months)	1.0
Certificates of need (useful lives of 10 years)	34.3
Licenses (useful lives of 10 years)	14.6
Internal-use software (useful lives of 3 years)	0.1
Goodwill	163.9
Other long-term assets	5.0
Total assets acquired	232.5
Liabilities assumed:
Current portion of long-term debt	0.3
Accounts payable	1.2
Accrued payroll	8.1
Other current liabilities	2.3
Long-term operating lease liabilities	3.1
Total liabilities assumed	15.0
Net assets acquired	$217.5

Information regarding the net cash paid for Alacare is as follows (in millions):

Fair value of assets acquired	$68.6
Goodwill	163.9
Fair value of liabilities assumed	(15.0)
Net cash paid for acquisition	$217.5

Other Home Health and Hospice Acquisitions
During the nine months ended September 30, 2019, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	$0.2
Certificates of need (useful lives of 10 years)	2.0
License (useful life of 10 years)	0.8
Goodwill	10.8
Other assets acquired	0.2
Total assets acquired	14.0
Liabilities assumed:
Accrued payroll	0.1
Other current liabilities	0.1
Other long-term liabilities	0.1
Total liabilities assumed	0.3
Net assets acquired	$13.7

Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fair value of assets acquired	$—	$41.0	$3.2	$42.0
Goodwill	—	97.0	10.8	102.1
Fair value of liabilities assumed	—	(8.3)	(0.3)	(8.3)
Net cash paid for acquisitions	$—	$129.7	$13.7	$135.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2018 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to September 30, 2019
Inpatient Rehabilitation	$1.2	$(1.0)
Alacare	30.3	1.7
Other Home Health and Hospice	4.8	0.9
Combined entity: Supplemental pro forma from 07/01/2019-09/30/2019	1,162.6	97.6
Combined entity: Supplemental pro forma from 07/01/2018-09/30/2018	1,102.7	91.4
Combined entity: Supplemental pro forma from 01/01/2019-09/30/2019	3,490.3	296.7
Combined entity: Supplemental pro forma from 01/01/2018-09/30/2018	3,284.2	270.4

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
As of September 30, 2019 and December 31, 2018, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0%. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$0.1	$0.3
Accounts receivable	30.0	31.0
Other current assets	11.3	4.9
Total current assets	41.4	36.2
Property and equipment, net	122.5	111.5
Operating lease right-of-use assets	6.4	—
Goodwill	15.9	15.9
Intangible assets, net	3.5	4.3
Other long-term assets	31.2	29.6
Total assets	$220.9	$197.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.8	$0.6
Current operating lease liabilities	1.4	—
Accounts payable	7.3	5.2
Accrued expenses and other current liabilities	24.4	45.0
Total current liabilities	33.9	50.8
Long-term debt, net of current portion	10.7	—
Long-term operating lease liabilities	5.0	—
Total liabilities	$49.6	$50.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4.	Leases
We lease real estate, vehicles, and equipment under operating and finance leases with non-cancelable terms generally expiring at various dates through 2037. Our operating and finance leases generally have 1- to 25-year terms, with one or more renewal options, primarily relating to our real estate leases, with terms to be determined at the time of renewal. The exercise of such lease renewal options is at our sole discretion, and to the extent we are reasonably certain we will exercise a renewal option, the years related to that option are included in our determination of the lease term for purposes of classifying and measuring a given lease. Certain leases also include options to purchase the leased property.
The components of lease costs are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$19.0	$54.8
Finance lease cost:
Amortization of right-of-use assets	7.5	22.7
Interest on lease liabilities	7.2	22.0
Total finance lease cost	14.7	44.7
Short-term and variable lease cost	0.8	1.2
Sublease income	(0.9)	(2.4)
Total lease cost	$33.6	$98.3

Supplemental condensed consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of September 30, 2019
Assets
Operating lease	Operating lease right-of-use assets	$311.4
Finance lease (1)	Property and equipment, net	316.0
Total leased assets		$627.4

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$44.9
Finance lease	Current portion of long-term debt	19.0
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	273.4
Finance lease	Long-term debt, net of current portion	344.8
Total leased liabilities		$682.1

(1)	Finance lease assets are recorded net of accumulated amortization of $91.7 million as of September 30, 2019.

As of September 30, 2019
Weighted Average Remaining Lease Term
Operating lease	8.8 years
Finance lease	13.8 years
Weighted Average Discount Rate
Operating lease	6.0%
Finance lease	8.1%

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Maturities of lease liabilities as of September 30, 2019 are as follows (in millions):

	Operating Leases	Finance Leases
October 1 through December 31, 2019	$13.1	$11.7
2020	64.4	47.6
2021	56.5	45.6
2022	48.4	42.1
2023	43.8	41.8
2024	37.6	41.2
2025 and Thereafter	162.6	391.5
Total lease payments	426.4	621.5
Less: Interest portion	(108.1)	(257.7)
Total lease liabilities	$318.3	$363.8

Future minimum lease payments at December 31, 2018, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations
2019	$71.4	$36.2
2020	65.8	32.3
2021	54.3	30.3
2022	41.0	28.7
2023	35.3	28.0
2024 and Thereafter	148.2	299.7
	$416.0	455.2
Less: Interest portion		(191.4)
Obligations under capital leases		$263.8

Supplemental cash flow information related to our leases is as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54.4
Operating cash flows from finance leases	22.2
Financing cash flows from finance leases	14.2

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55.4
Finance leases	8.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

5.	Investments in and Advances to Nonconsolidated Affiliates
As of September 30, 2019 and December 31, 2018, we had $8.0 million and $12.2 million, respectively, of investments in and advances to nonconsolidated affiliates included in Other long-term assets in our condensed consolidated balance sheets. Investments in and advances to nonconsolidated affiliates represent our investments in five partially owned subsidiaries, of which four are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 8% to 60%. We account for these investments using the cost and equity methods of accounting.
The following summarizes the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net operating revenues	$5.2	$10.1	$27.3	$31.6
Operating expenses	(2.9)	(5.9)	(16.4)	(19.1)
Income from continuing operations, net of tax	2.3	4.1	10.9	12.4
Net income	2.3	4.1	10.9	12.4

As a result of an amendment to the joint venture agreement related to Yuma Rehabilitation Hospital, the accounting for this hospital changed from the equity method of accounting to a consolidated entity effective July 1, 2019. The amendment revised certain participatory rights held by our joint venture partner resulting in Encompass Health gaining control of this entity from an accounting perspective. We accounted for this change in control as a business combination and consolidated this entity using the acquisition method. The consolidation of Yuma Rehabilitation Hospital did not have a material impact on our financial position, results of operations, or cash flows. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, goodwill increased by $24.9 million and we recorded a $19.2 million gain as part of Other income during the three and nine months ended September 30, 2019.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	September 30, 2019	December 31, 2018
Credit Agreement—
Advances under revolving credit facility	$—	$30.0
Term loan facilities	269.1	280.1
Bonds payable—
5.125% Senior Notes due 2023	297.2	296.6
5.75% Senior Notes due 2024	1,095.6	1,194.7
5.75% Senior Notes due 2025	345.5	345.0
4.50% Senior Notes due 2028	491.5	—
4.75% Senior Notes due 2030	491.5	—
Other notes payable	44.9	104.2
Finance lease obligations	363.8	263.8
	3,399.1	2,514.4
Less: Current portion	(437.2)	(35.8)
Long-term debt, net of current portion	$2,961.9	$2,478.6

As a result of adopting ASC 842 on January 1, 2019, notes payable of approximately $52 million related to a sale/leaseback transaction involving real estate became a finance lease obligation. See Note 1, Basis of Presentation, “Recent Accounting Pronouncements,” for additional information on ASC 842.
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
In September 2019, we issued $500 million of 4.50% Senior Notes due 2028 (the “2028 Notes”) at par and $500 million of 4.75% Senior Notes due 2030 (the “2030 Notes” and, together with the 2028 Notes, the “New Notes”) at par, which resulted in approximately $983 million in net proceeds from the public offering. We used approximately $218 million of the net proceeds from this offering to fund the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment and another portion of the net proceeds to repay borrowings under our revolving credit facility. As of September 30, 2019, the remaining net proceeds from the offering of the New Notes were included in Cash and cash equivalents.
In September 2019, we also gave notice for redemption of $400 million of the outstanding principal amount of the 2024 Notes. Pursuant to the terms of the 2024 Notes, this redemption will be at a price of 100.958%, which will result in a total cash outlay of approximately $404 million when the transaction settles on November 1, 2019. We plan to use the net proceeds from the New Notes offering to fund the redemption. As a result of this redemption, we have classified approximately $400 million of the 2024 Notes as current in our accompanying September 30, 2019 condensed consolidated balance sheet, and we expect to record an approximate $5 million Loss on early extinguishment of debt in the fourth quarter of 2019.
For additional information regarding our indebtedness, see Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

7.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$261.7	$220.9
Net income attributable to noncontrolling interests	10.1	10.3
Distributions declared	(7.6)	(6.6)
Contribution to joint venture	1.0	—
Reclassification to noncontrolling interests	(11.2)	—
Purchase of redeemable noncontrolling interests	(162.9)	(65.1)
Change in fair value	118.9	77.0
Balance at end of period	$210.0	$236.5

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to nonredeemable noncontrolling interests	$18.2	$16.9	$54.4	$53.2
Net income attributable to redeemable noncontrolling interests	3.7	3.8	10.1	10.3
Net income attributable to noncontrolling interests	$21.9	$20.7	$64.5	$63.5

On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On September 19, 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. As of September 30, 2019, the value of the outstanding shares of Holdings owned by management investors was approximately $183 million. See also Note 8, Fair Value Measurements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

8.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Restricted marketable securities	$58.3	$5.2	$53.1	$—	M
Redeemable noncontrolling interests	210.0	—	—	210.0	I
As of December 31, 2018
Other long-term assets:
Restricted marketable securities	$62.0	$6.4	$55.6	$—	M
Redeemable noncontrolling interests	261.7	—	—	261.7	I
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
As a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $19.2 million gain as part of Other income during the three and nine months ended September 30, 2019. We determined the fair value of our previously held equity interest using the income approach valuation technique. The income approach included the use of the hospital's projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results use management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. During the three and nine months ended September 30, 2018, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$30.0	$30.0
Term loan facilities	269.1	270.0	280.1	281.3
5.125% Senior Notes due 2023	297.2	306.8	296.6	298.5
5.75% Senior Notes due 2024	1,095.6	1,115.6	1,194.7	1,200.0
5.75% Senior Notes due 2025	345.5	366.6	345.0	339.5
4.50% Senior Notes due 2028	491.5	507.0	—	—
4.75% Senior Notes due 2030	491.5	506.7	—	—
Other notes payable	44.9	44.9	104.2	104.2
Financial commitments:
Letters of credit	—	38.4	—	37.4

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
In conjunction with the EHHI acquisition discussed in Note 7, Redeemable Noncontrolling Interests, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs, which resulted in cash distributions of approximately $55 million in the third quarter of 2019. As of September 30, 2019, the fair value of the remaining unvested SARs was approximately $82 million, all of which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. For additional information, see Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10.	Income Taxes
Our Provision for income tax expense of $34.3 million for the three months ended September 30, 2019 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $88.6 million for the nine months ended September 30, 2019 primarily resulted from the application of our estimated effective blended federal and state income tax rate, tax benefits resulting from share-based compensation windfalls and the deductibility of the settlement payment discussed in Note 12, Contingencies and Other Commitments. Our Provision for income tax expense of $30.2 million and $89.5 million for the three and nine months ended September 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We have state net operating losses (“NOLs”) of $61.4 million that expire in various amounts at varying times through 2031. The $22.4 million of net deferred tax assets included in the accompanying condensed consolidated balance sheet as of September 30, 2019 reflects management’s assessment it is more likely than not we will be able to generate sufficient future taxable income to utilize those deferred tax assets based on our current estimates and assumptions. As of September 30, 2019, we maintained a valuation allowance of $35.3 million due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
Total remaining gross unrecognized tax benefits were $0.4 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively, all of which would affect our effective tax rate if recognized.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during the three and nine months ended September 30, 2019 and 2018 was not material. Accrued interest income related to income taxes as of September 30, 2019 and December 31, 2018 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. We renewed this agreement in January 2018 for the 2018 tax year and in December 2018 for the 2019 tax year. As a result of these agreements, the IRS is currently examining the 2018 and 2019 tax years. In July 2019, the IRS issued a no-change Letter effectively closing our 2017 tax year audit. The statute of limitations has expired or we have settled federal income tax examinations with the IRS for all tax years through 2017. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are not currently under audit by any states.
For the tax years that remain open under the applicable statutes of limitation, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate that approximately $0.3 million of our unrecognized tax benefits will be released within the next 12 months.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

11.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Numerator:
Income from continuing operations	$119.5	$109.4	$356.2	$328.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.9)	(20.7)	(64.5)	(63.5)
Less: Income allocated to participating securities	(0.4)	(0.3)	(1.1)	(0.9)
Income from continuing operations attributable to Encompass Health common shareholders	97.2	88.4	290.6	263.7
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.1)	(0.6)	(0.4)
Net income attributable to Encompass Health common shareholders	$97.2	$88.3	$290.0	$263.3
Denominator:
Basic weighted average common shares outstanding	97.8	98.0	98.1	97.9
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.99	$0.90	$2.97	$2.69
Discontinued operations	—	—	(0.01)	—
Net income	$0.99	$0.90	$2.96	$2.69

Diluted:
Numerator:
Income from continuing operations	$119.5	$109.4	$356.2	$328.1
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.9)	(20.7)	(64.5)	(63.5)
Income from continuing operations attributable to Encompass Health common shareholders	97.6	88.7	291.7	264.6
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.1)	(0.6)	(0.4)
Net income attributable to Encompass Health common shareholders	$97.6	$88.6	$291.1	$264.2
Denominator:
Diluted weighted average common shares outstanding	99.4	100.0	99.5	99.7
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.98	$0.89	$2.94	$2.65
Discontinued operations	—	—	(0.01)	—
Net income	$0.98	$0.89	$2.93	$2.65

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	97.8	98.0	98.1	97.9
Restricted stock awards, dilutive stock options, and restricted stock units	1.6	2.0	1.4	1.8
Diluted weighted average common shares outstanding	99.4	100.0	99.5	99.7

In October 2018, February 2019, and May 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January 2019, April 2019, and July 2019, respectively. In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share that was paid on October 15, 2019. On October 25, 2019, our board of directors declared a cash dividend of $0.28 per share, payable on January 15, 2020 to stockholders of record on January 2, 2020. Future dividend payments are subject to declaration by our board of directors.
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
Nichols Litigation—
We were named as a defendant in a lawsuit filed March 28, 2003 by several individual stockholders in the Circuit Court of Jefferson County, Alabama, captioned Nichols v. HealthSouth Corp. In July 2019, we entered into settlement agreements with all but one plaintiff and paid those settling plaintiffs an aggregate amount of cash less than $0.1 million. The remaining plaintiff alleges that we, some of our former officers, and our former investment bank engaged in a scheme to overstate and misrepresent our earnings and financial position. The plaintiff is seeking compensatory and punitive damages.
This case was stayed in the circuit court on August 8, 2005. However, the complaint has been amended from time to time, including to request certification as a class action. Additionally, one of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lacked standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the trial court granted our motion to dismiss. On appeal, the Supreme Court of Alabama reversed the trial court’s dismissal on March 23, 2018. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court. On March 22, 2019, the Alabama Supreme Court denied our application for rehearing and remanded the case to the trial court for further proceedings. The court has scheduled the trial to begin August 10, 2020.
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
Based on discussions with the government during the fourth quarter of 2018 as well as the burdens and distractions associated with continuing the investigation and the likely costs of future litigation, we estimated a settlement value of $48 million and accrued a loss contingency in that amount which was included in Accrued expenses and other current liabilities in our consolidated balance sheet for the year ended December 31, 2018. Following further discussions, we entered into an agreement effective as of June 21, 2019 to settle the DOJ investigation, together with related qui tam or “whistleblower” lawsuits, for a payment of $48 million, $46.4 million of which was paid during the second quarter of 2019. In return for the settlement payment, the qui tam plaintiffs dismissed with prejudice their pending claims, and the DOJ provided Encompass Health and all its subsidiaries with a release from civil liability.

Encompass Health Corporation and Subsidiaries
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
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 33 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2019, we operate 133 inpatient rehabilitation hospitals. We are the sole owner of 86 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 47 jointly owned hospitals. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of September 30, 2019, we provide home health services in 245 locations and hospice services in 82 locations across 31 states with concentrations in the Southeast and Texas. In addition, two of these agencies operate as joint ventures which we account for using the equity method of accounting. We are the sole owner of 319 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Basis of Presentation, “Leases” to these condensed consolidated financial statements and Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2018 Form 10‑K. All revenues for our services are generated from external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Net operating revenues	$872.3	$825.6	$2,616.3	$2,500.5	$289.3	$242.0	$804.3	$680.8
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	459.1	423.6	1,347.7	1,264.3	—	—	—	—
Other operating expenses	131.3	124.3	386.1	374.1	—	—	—	—
Supplies	37.0	33.6	109.3	104.2	—	—	—	—
Occupancy costs	17.0	15.9	49.1	47.4	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	136.4	114.6	372.8	322.3
Support and overhead costs	—	—	—	—	99.6	82.4	278.1	235.2
	644.4	597.4	1,892.2	1,790.0	236.0	197.0	650.9	557.5
Other income	(1.8)	(1.8)	(6.5)	(3.5)	—	—	—	(0.5)
Equity in net income of nonconsolidated affiliates	(1.0)	(1.9)	(4.5)	(5.5)	(0.2)	(0.2)	(1.0)	(0.9)
Noncontrolling interests	20.1	19.0	60.6	59.3	2.7	2.0	8.2	6.4
Segment Adjusted EBITDA	$210.6	$212.9	$674.5	$660.2	$50.8	$43.2	$146.2	$118.3

Capital expenditures	$103.6	$64.5	$266.0	$181.1	$3.1	$1.7	$11.1	$7.7

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of September 30, 2019
Total assets	$4,796.9	$1,623.4	$6,386.8
Investments in and advances to nonconsolidated affiliates	2.7	5.3	8.0
As of December 31, 2018
Total assets	$3,900.9	$1,314.6	$5,175.0
Investments in and advances to nonconsolidated affiliates	9.5	2.7	12.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment Adjusted EBITDA	$261.4	$256.1	$820.7	$778.5
General and administrative expenses	(52.5)	(49.9)	(183.0)	(165.9)
Depreciation and amortization	(55.1)	(51.2)	(160.3)	(146.8)
(Loss) gain on disposal of assets	(0.9)	1.0	(3.3)	(2.2)
Loss on early extinguishment of debt	—	—	(2.3)	—
Interest expense and amortization of debt discounts and fees	(40.3)	(37.3)	(115.2)	(110.6)
Net income attributable to noncontrolling interests	21.9	20.7	64.5	63.5
SARs mark-to-market impact on noncontrolling interests	0.9	0.3	4.3	2.2
Change in fair market value of equity securities	—	(0.1)	1.2	(1.1)
Gain on consolidation of Yuma	19.2	—	19.2	—
Payroll taxes on SARs exercise	(0.8)	—	(1.0)	—
Income from continuing operations before income tax expense	$153.8	$139.6	$444.8	$417.6

	September 30, 2019	December 31, 2018
Total assets for reportable segments	$6,420.3	$5,215.5
Reclassification of deferred income tax liabilities to net deferred income tax assets	(33.5)	(40.5)
Total consolidated assets	$6,386.8	$5,175.0

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Inpatient rehabilitation:
Inpatient	$850.6	$798.4	$2,550.0	$2,425.1
Outpatient and other	21.7	27.2	66.3	75.4
Total inpatient rehabilitation	872.3	825.6	2,616.3	2,500.5
Home health and hospice:
Home health	238.9	209.2	681.1	599.3
Hospice	50.4	32.8	123.2	81.5
Total home health and hospice	289.3	242.0	804.3	680.8
Total net operating revenues	$1,161.6	$1,067.6	$3,420.6	$3,181.3

Encompass Health Corporation and Subsidiaries
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.3	$598.6	$592.0	$(34.3)	$1,161.6
Operating expenses:
Salaries and benefits	14.9	294.5	356.6	(5.2)	660.8
Other operating expenses	9.4	88.2	72.0	(13.0)	156.6
Occupancy costs	0.5	25.2	12.2	(16.1)	21.8
Supplies	—	24.7	18.2	—	42.9
General and administrative expenses	36.7	—	15.8	—	52.5
Depreciation and amortization	4.9	26.6	23.6	—	55.1
Total operating expenses	66.4	459.2	498.4	(34.3)	989.7
Interest expense and amortization of debt discounts and fees	33.3	6.1	9.4	(8.5)	40.3
Other income	(8.3)	(19.7)	(1.5)	8.5	(21.0)
Equity in net income of nonconsolidated affiliates	—	(0.9)	(0.3)	—	(1.2)
Equity in net income of consolidated affiliates	(127.3)	(15.0)	—	142.3	—
Management fees	(39.9)	29.0	10.9	—	—
Income from continuing operations before income tax (benefit) expense	81.1	139.9	75.1	(142.3)	153.8
Provision for income tax (benefit) expense	(16.5)	37.5	13.3	—	34.3
Income from continuing operations	97.6	102.4	61.8	(142.3)	119.5
Loss from discontinued operations, net of tax	—	—	—	—	—
Net and comprehensive income	97.6	102.4	61.8	(142.3)	119.5
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(21.9)	—	(21.9)
Net and comprehensive income attributable to Encompass Health	$97.6	$102.4	$39.9	$(142.3)	$97.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$4.8	$580.4	$514.7	$(32.3)	$1,067.6
Operating expenses:
Salaries and benefits	11.3	281.1	305.3	(5.4)	592.3
Other operating expenses	9.9	81.1	63.9	(12.0)	142.9
Occupancy costs	0.5	24.0	10.0	(14.9)	19.6
Supplies	—	22.9	15.7	—	38.6
General and administrative expenses	38.8	—	11.1	—	49.9
Depreciation and amortization	4.4	27.1	19.7	—	51.2
Total operating expenses	64.9	436.2	425.7	(32.3)	894.5
Interest expense and amortization of debt discounts and fees	31.6	5.6	6.9	(6.8)	37.3
Other income	(6.9)	(0.3)	(1.3)	6.8	(1.7)
Equity in net income of nonconsolidated affiliates	—	(1.8)	(0.3)	—	(2.1)
Equity in net income of consolidated affiliates	(117.8)	(14.6)	—	132.4	—
Management fees	(37.9)	28.3	9.6	—	—
Income from continuing operations before income tax (benefit) expense	70.9	127.0	74.1	(132.4)	139.6
Provision for income tax (benefit) expense	(17.8)	34.2	13.8	—	30.2
Income from continuing operations	88.7	92.8	60.3	(132.4)	109.4
Loss from discontinued operations, net of tax	(0.1)	—	—	—	(0.1)
Net and comprehensive income	88.6	92.8	60.3	(132.4)	109.3
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(20.7)	—	(20.7)
Net and comprehensive income attributable to Encompass Health	$88.6	$92.8	$39.6	$(132.4)	$88.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$15.9	$1,811.8	$1,694.8	$(101.9)	$3,420.6
Operating expenses:
Salaries and benefits	45.2	873.7	1,001.1	(15.5)	1,904.5
Other operating expenses	31.2	258.1	205.5	(38.3)	456.5
Occupancy costs	1.5	75.1	33.2	(48.1)	61.7
Supplies	—	73.2	51.5	—	124.7
General and administrative expenses	116.0	—	67.0	—	183.0
Depreciation and amortization	14.8	79.0	66.5	—	160.3
Total operating expenses	208.7	1,359.1	1,424.8	(101.9)	2,890.7
Loss on early extinguishment of debt	2.3	—	—	—	2.3
Interest expense and amortization of debt discounts and fees	94.0	18.5	24.7	(22.0)	115.2
Other income	(22.7)	(20.3)	(5.9)	22.0	(26.9)
Equity in net income of nonconsolidated affiliates	—	(4.2)	(1.3)	—	(5.5)
Equity in net income of consolidated affiliates	(375.1)	(48.6)	—	423.7	—
Management fees	(120.1)	88.0	32.1	—	—
Income from continuing operations before income tax (benefit) expense	228.8	419.3	220.4	(423.7)	444.8
Provision for income tax (benefit) expense	(62.9)	112.4	39.1	—	88.6
Income from continuing operations	291.7	306.9	181.3	(423.7)	356.2
Loss from discontinued operations, net of tax	(0.6)	—	—	—	(0.6)
Net and comprehensive income	291.1	306.9	181.3	(423.7)	355.6
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(64.5)	—	(64.5)
Net and comprehensive income attributable to Encompass Health	$291.1	$306.9	$116.8	$(423.7)	$291.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$15.9	$1,763.2	$1,500.3	$(98.1)	$3,181.3
Operating expenses:
Salaries and benefits	33.9	844.5	878.5	(16.2)	1,740.7
Other operating expenses	27.6	256.4	186.9	(37.4)	433.5
Occupancy costs	1.5	71.7	29.0	(44.5)	57.7
Supplies	—	71.4	46.4	—	117.8
General and administrative expenses	119.4	—	46.5	—	165.9
Depreciation and amortization	9.9	81.1	55.8	—	146.8
Total operating expenses	192.3	1,325.1	1,243.1	(98.1)	2,662.4
Interest expense and amortization of debt discounts and fees	93.3	17.0	18.8	(18.5)	110.6
Other income	(17.8)	(0.8)	(2.8)	18.5	(2.9)
Equity in net income of nonconsolidated affiliates	—	(5.2)	(1.2)	—	(6.4)
Equity in net income of consolidated affiliates	(347.6)	(48.4)	—	396.0	—
Management fees	(114.8)	85.5	29.3	—	—
Income from continuing operations before income tax (benefit) expense	210.5	390.0	213.1	(396.0)	417.6
Provision for income tax (benefit) expense	(54.1)	105.1	38.5	—	89.5
Income from continuing operations	264.6	284.9	174.6	(396.0)	328.1
Loss from discontinued operations, net of tax	(0.4)	—	—	—	(0.4)
Net and comprehensive income	264.2	284.9	174.6	(396.0)	327.7
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(63.5)	—	(63.5)
Net and comprehensive income attributable to Encompass Health	$264.2	$284.9	$111.1	$(396.0)	$264.2

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of September 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$391.2	$3.7	$27.1	$—	$422.0
Restricted cash	—	—	66.8	—	66.8
Accounts receivable	—	279.0	237.9	—	516.9
Other current assets	52.6	39.2	25.8	(45.9)	71.7
Total current assets	443.8	321.9	357.6	(45.9)	1,077.4
Property and equipment, net	127.7	1,167.9	579.2	—	1,874.8
Operating lease right-of-use assets	14.0	197.1	126.0	(25.7)	311.4
Goodwill	—	912.1	1,393.1	—	2,305.2
Intangible assets, net	17.2	105.1	364.5	—	486.8
Deferred income tax assets	19.1	28.9	—	(25.6)	22.4
Other long-term assets	53.1	89.5	166.2	—	308.8
Intercompany notes receivable	789.4	—	—	(789.4)	—
Intercompany receivable and investments in consolidated affiliates	3,157.2	421.7	—	(3,578.9)	—
Total assets	$4,621.5	$3,244.2	$2,986.6	$(4,465.5)	$6,386.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$416.9	$8.0	$12.3	$—	$437.2
Current operating lease liabilities	2.7	23.6	25.8	(7.2)	44.9
Accounts payable	7.6	55.1	38.7	—	101.4
Accrued expenses and other current liabilities	177.7	101.5	291.8	(45.9)	525.1
Total current liabilities	604.9	188.2	368.6	(53.1)	1,108.6
Long-term debt, net of current portion	2,627.4	284.5	50.0	—	2,961.9
Long-term operating lease liabilities	11.6	177.2	103.3	(18.7)	273.4
Intercompany notes payable	—	—	789.4	(789.4)	—
Other long-term liabilities	44.5	11.0	131.6	(25.5)	161.6
Intercompany payable	—	—	79.7	(79.7)	—
	3,288.4	660.9	1,522.6	(966.4)	4,505.5
Commitments and contingencies
Redeemable noncontrolling interests	—	—	210.0	—	210.0
Shareholders’ equity:
Encompass Health shareholders’ equity	1,333.1	2,583.3	915.8	(3,499.1)	1,333.1
Noncontrolling interests	—	—	338.2	—	338.2
Total shareholders’ equity	1,333.1	2,583.3	1,254.0	(3,499.1)	1,671.3
Total liabilities and shareholders’ equity	$4,621.5	$3,244.2	$2,986.6	$(4,465.5)	$6,386.8

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(43.7)	$299.9	$163.5	$—	$419.7
Cash flows from investing activities:
Purchases of property and equipment	(22.3)	(136.9)	(100.7)	—	(259.9)
Additions to capitalized software costs	(4.5)	(0.6)	(4.1)	—	(9.2)
Acquisitions of businesses, net of cash acquired	(217.5)	—	(13.7)	—	(231.2)
Funding of intercompany note receivable	(64.0)	—	—	64.0	—
Proceeds from repayment of intercompany note receivable	39.5	—	17.5	(57.0)	—
Other, net	(6.8)	(1.0)	(3.6)	—	(11.4)
Net cash used in investing activities	(275.6)	(138.5)	(104.6)	7.0	(511.7)
Cash flows from financing activities:
Proceeds from bond issuance	1,000.0	—	—	—	1,000.0
Principal payments on debt, including pre-payments	(114.3)	—	(1.5)	—	(115.8)
Principal borrowings on intercompany note payable	—	—	64.0	(64.0)	—
Principal payments on intercompany note payable	(17.5)	—	(39.5)	57.0	—
Borrowings on revolving credit facility	525.0	—	—	—	525.0
Payments on revolving credit facility	(555.0)	—	—	—	(555.0)
Principal payments under finance lease obligations	(0.5)	(5.9)	(7.8)	—	(14.2)
Debt issuance costs	(15.2)	—	—	—	(15.2)
Repurchases of common stock, including fees and expenses	(45.9)	—	—	—	(45.9)
Dividends paid on common stock	(81.2)	—	(0.1)	—	(81.3)
Purchase of equity interests in consolidated affiliates	(162.9)	—	—	—	(162.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(57.6)	—	(57.6)
Taxes paid on behalf of employees for shares withheld	(15.0)	—	(1.2)	—	(16.2)
Other, net	(0.6)	—	12.0	—	11.4
Change in intercompany advances	152.1	(154.8)	2.7	—	—
Net cash provided by (used in) financing activities	669.0	(160.7)	(29.0)	(7.0)	472.3
Increase in cash, cash equivalents, and restricted cash	349.7	0.7	29.9	—	380.3
Cash, cash equivalents, and restricted cash at beginning of period	41.5	3.0	89.0	—	133.5
Cash, cash equivalents, and restricted cash at end of period	$391.2	$3.7	$118.9	$—	$513.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$41.5	$3.0	$24.7	$—	$69.2
Restricted cash at beginning of period	—	—	59.0	—	59.0
Restricted cash included in other long term assets at beginning of period	—	—	5.3	—	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$41.5	$3.0	$89.0	$—	$133.5

Cash and cash equivalents at end of period	$391.2	$3.7	$27.1	$—	$422.0
Restricted cash at end of period	—	—	66.8	—	66.8
Restricted cash included in other long-term assets at end of period	—	—	25.0	—	25.0
Cash, cash equivalents, and restricted cash at end of period	$391.2	$3.7	$118.9	$—	$513.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(16.9)	$339.3	$261.6	$—	$584.0
Cash flows from investing activities:
Purchases of property and equipment	(23.3)	(98.3)	(49.9)	—	(171.5)
Additions to capitalized software costs	(12.1)	—	(1.1)	—	(13.2)
Acquisitions of businesses, net of cash acquired	(129.7)	—	(6.1)	—	(135.8)
Proceeds from repayment of intercompany note receivable	70.0	—	—	(70.0)	—
Other, net	(6.8)	2.9	(1.9)	—	(5.8)
Net cash used in investing activities	(101.9)	(95.4)	(59.0)	(70.0)	(326.3)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(13.8)	—	(2.3)	—	(16.1)
Principal payments on intercompany note payable	—	—	(70.0)	70.0	—
Borrowings on revolving credit facility	285.0	—	—	—	285.0
Payments on revolving credit facility	(315.0)	—	—	—	(315.0)
Principal payments under finance lease obligations	—	(6.2)	(6.8)	—	(13.0)
Dividends paid on common stock	(74.3)	—	(0.1)	—	(74.4)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(56.5)	—	(56.5)
Taxes paid on behalf of employees for shares withheld	(7.4)	—	(0.9)	—	(8.3)
Other, net	3.1	—	6.8	—	9.9
Change in intercompany advances	314.0	(236.3)	(77.7)	—	—
Net cash provided by (used in) financing activities	126.5	(242.5)	(207.5)	70.0	(253.5)
Increase (decrease) in cash, cash equivalents, and restricted cash	7.7	1.4	(4.9)	—	4.2
Cash, cash equivalents, and restricted cash at beginning of period	34.3	3.0	79.5	—	116.8
Cash, cash equivalents, and restricted cash at end of period	$42.0	$4.4	$74.6	$—	$121.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$3.0	$17.1	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$3.0	$79.5	$—	$116.8

Cash and cash equivalents at end of period	$42.0	$4.4	$10.5	$—	$56.9
Restricted cash at end of period	—	—	62.1	—	62.1
Long term restricted cash at end of period	—	—	2.0	—	2.0
Cash, cash equivalents, and restricted cash at end of period	$42.0	$4.4	$74.6	$—	$121.0

Supplemental schedule of noncash financing activity:
Intercompany note activity	$(135.8)	$—	$135.8	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of September 30, 2019, our national footprint includes 37 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2018 Form 10‑K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 33 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of September 30, 2019, we operate 133 inpatient rehabilitation hospitals and manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 75% and 76% of our Net operating revenues for the three and nine months ended September 30, 2019, respectively.
Home Health and Hospice
Our home health and hospice business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. We also provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of September 30, 2019, we provide home health services in 245 locations and provide hospice services in 82 locations across 31 states, with concentrations in the Southeast and Texas. In addition, two of these home health agencies operate as joint ventures that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 25% and 24% of our Net operating revenues for the three and nine months ended September 30, 2019, respectively.
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

During the three months ended September 30, 2019, Net operating revenues increased 8.8% over the same period of 2018 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. During the nine months ended September 30, 2019, Net operating revenues increased 7.5% over the same period of 2018 due primarily to volume and pricing growth in our inpatient rehabilitation segment and our home health and hospice segment.
Within our inpatient rehabilitation segment, discharge growth of 5.5% coupled with a 1.0% increase in net patient revenue per discharge in the third quarter of 2019 generated 5.7% growth in inpatient revenue compared to the third quarter of 2018. Discharge growth included a 3.1% increase in same-store discharges. During the nine months ended September 30, 2019, discharge growth of 3.4% coupled with a 1.7% increase in net patient revenue per discharge generated 4.6% growth in inpatient revenue from our hospitals compared to the nine months ended September 30, 2018. Our inpatient rehabilitation outcomes and certain quality measures, as reported through the Uniform Data System for Medical Rehabilitation (the “UDSMR”), remained well above the average for hospitals included in the UDSMR database.
Within our home health and hospice segment, home health admission growth of 22.7% coupled with the impact of a 0.5% decrease in revenue per episode in the third quarter of 2019 contributed to 19.5% growth in home health and hospice revenue compared to the third quarter of 2018. Home health admission growth included a 9.7% increase in same-store admissions. During the nine months ended September 30, 2019, home health admission growth of 15.4% coupled with a 1.0% increase in revenue per episode contributed to 18.1% growth in home health and hospice revenue compared to the nine months ended September 30, 2018. Home health admission growth for the nine-month period included a 7.8% increase in same-store admissions. The quality of patient care star rating for our home health agencies continued to be well above the national average, as reported by the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”). In addition, 30-day readmission rates at our home health agencies continued to be well below the national average, as reported by Avalere Health and the Alliance for Home Health Quality and Innovation.
Our growth efforts thus far in 2019 related to our inpatient rehabilitation segment have included the following:

•	began operating a 40-bed inpatient rehabilitation hospital in Lubbock, Texas with our joint venture partner, University Medical Center Health System, in May 2019;

•	began operating a 40-bed inpatient rehabilitation hospital in Boise, Idaho with our joint venture partner, Saint Alphonsus Regional Medical Center, in July 2019;

•
amended the joint venture agreement related to our 51-bed Yuma Rehabilitation Hospital which resulted in a change in accounting for this hospital from the equity method of accounting to a consolidated entity;

•	began operating our new 40-bed inpatient rehabilitation hospital in Katy, Texas in September 2019;

•	continued our capacity expansions by adding 112 new beds to existing hospitals; and

•	continued development of the following hospitals:

Location	# of Beds	Actual / Expected Construction Start Date	Expected Operational Date
De novos:
Murrieta, California	50	Q2 2018	Q4 2019
Sioux Falls, South Dakota	40	Q2 2019	Q2 2020
Coralville, Iowa	40	Q2 2019	Q2 2020
Cumming, GA	50	Q4 2019	Q4 2020
Tampa Bay, FL	50	Q1 2020	Q2 2021
Henry County, GA	50	Q1 2020	Q3 2021
We also continued our growth efforts in our home health and hospice segment. On July 1, 2019, we completed the acquisition of privately owned Alacare Home Health and Hospice (“Alacare”) for a cash purchase price of $217.5 million. The Alacare portfolio consisted of 23 home health and 23 hospice locations in Alabama. We funded the transaction with cash on hand and borrowings under our revolving credit facility. In connection with this transaction, we expect to realize an income tax benefit with an estimated present value of approximately $30 million. For additional information regarding this transaction, see Note 2, Business Combinations, to the accompanying condensed consolidated financial statements.
In addition to completing the Alacare transaction, we acquired two home health locations in East Providence, Rhode Island and Westport, Massachusetts and began accepting patients at our new home health location in Columbia, South Carolina and new hospice location in Burleson, Texas.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we redeemed $100 million of the outstanding principal balance of the 5.75% Senior Notes due 2024 (the “2024 Notes”) in June 2019. In September 2019, we issued $500 million of 4.50% Senior Notes due 2028 at par and $500 million of 4.75% Senior Notes due 2030 (the “New Notes”) at par, which resulted in approximately $983 million in net proceeds from the public offering. We used approximately $218 million of the net proceeds from this offering to fund the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment and another portion of the net proceeds to repay borrowings under our revolving credit facility. In September 2019, we also gave notice for redemption of $400 million of the outstanding principal amount of the 2024 Notes. Pursuant to the terms of the 2024 Notes, this redemption will be at a price of 100.958%, which will result in a total cash outlay of approximately $404 million when the transaction settles on November 1, 2019. We plan to use the net proceeds from the New Notes offering to fund the redemption.
For additional information regarding these transactions, see Note 6, Long-term Debt, Note 7, Redeemable Noncontrolling Interests, and Note 9, Share-Based Payments, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder distributions by paying a quarterly cash dividend of $0.27 per share on our common stock in January, April, and July of this year. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share, that was paid on October 15, 2019 to stockholders of record on October 1, 2019. On October 25, 2019, our board of directors declared a cash dividend of $0.28 per share, payable on January 15, 2020 to stockholders of record on January 2, 2020. In addition, we repurchased 0.8 million shares of our common stock in the open market for approximately $46 million during the nine months ended September 30, 2019. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models as well as post-acute site neutrality in Medicare reimbursement. The Medicare reimbursement systems for both inpatient rehabilitation and home health are subject to significant changes in the next year. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so.

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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters including anti-kickback and anti-fraud requirements, could materially and adversely affect us. The federal government’s reliance on sub-regulatory guidance, such as handbooks, FAQs, internal memoranda, and press releases, presents a unique challenge to compliance efforts. Such sub-regulatory guidance purports to explain validly promulgated regulations but often expands or supplements existing regulations without constitutionally and statutorily required notice and comment and other procedural protections. Without procedural protections, sub-regulatory guidance poses a risk above and beyond reasonable efforts to follow validly promulgated regulations, particularly when the agency or Medicare Administrative Contractor (“MAC”) seeking to enforce such sub-regulatory guidance is not the agency or MAC issuing the guidance. If we are unable to remain compliant with these regulations, our financial position, results of operations, and cash flows could be materially, adversely impacted.
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
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois. Under RCD, providers may choose pre-claim review or post-payment review of all Medicare claims submitted or elect not to participate, in which case they will incur a 25% payment reduction on all claims. If 90% or more of a home health agency’s claims are found to be valid in the review, that agency may opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. Implementation expanded to Ohio in September 2019 and is expected to expand to Texas in March 2020 and to North Carolina and Florida in May 2020. We operate agencies (representing approximately 43% of our home health Medicare claims) in these states.
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

Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notable for us are Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments, and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives including the Bundled Payment for Care Improvement Initiative Advanced (“BPCI Advanced”) and the Comprehensive Care for Joint Replacement (“CJR”) program. The Center for Medicare and Medicaid Innovation (“CMMI”) plays a key role in the development of many of these new payment and service delivery models. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors, to the 2018 Form 10-K.
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
Additionally, in October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act was developed on a bi-partisan basis by the House Ways and Means and Senate Finance Committees and incorporated feedback from healthcare providers and provider organizations that responded to the Committees’ solicitation of post-acute payment reform ideas and proposals. It directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the development of a new post-acute payment system, we believe this act will lay the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which will make it easier to create a unified payment system in the future. For example, CMS recently established a new case-mix classification model for skilled nursing facilities which relies on patient characteristics rather than the amount of therapy received to determine skilled nursing payments. Another example is CMS’s use of CARE Tool assessment measures for IRFs discussed below. For additional details on the IMPACT Act and efforts to implement a unified post-acute care payment system, see Item 1A, Risk Factors, to the 2018 Form 10-K.
On July 31, 2019, CMS released its Notice of Final Rulemaking for Fiscal Year 2020 (the “2020 IRF Rule”) for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”). The 2020 IRF Rule will implement a net 2.5% market basket increase (market basket update of 2.9% reduced by a productivity adjustment of 0.4%) effective for discharges between October 1, 2019 and September 30, 2020. The 2020 IRF Rule includes the previously announced change to the IRF-PPS that replaces the FIM™ assessment instrument with new patient assessment measures, commonly referred to as “CARE Tool” measures. This affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS. The 2020 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values. There are also changes to the IRF quality reporting program that would require IRFs to collect and report more quality data and clinical information. Based on our analysis of the adjustments included in the 2020 IRF Rule and other factors, including the acuity of our patients over the three-month period ended

September 30, 2019, we currently estimate Medicare payment rates for our inpatient rehabilitation segment will be flat to up 0.50% in fiscal year 2020 (effective October 1, 2019).
On July 11, 2019, CMS released its Notice of Proposed Rulemaking for Calendar Year 2020 (the “2020 Proposed HH Rule”) for home health agencies under the home health prospective payment system (the “HH-PPS”). The 2020 Proposed HH Rule would implement a net 1.3% market basket increase (market basket update of 1.5% reduced by 0.2% for an extension of the rural payment add-on factor) in 2020. Additionally, pursuant to the requirements of the 2018 Budget Act, the 2020 Proposed HH Rule sets out significant changes to the HH-PPS, including implementing a new payment system, referred to as the Patient-Driven Groupings Model (“PDGM”), that uses 30-day payment periods, rather than the current 60-day period of care, and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to set payments. CMS also proposed an 8.0% reduction in the base payment rate for 2020 intended to offset the provider behavioral changes that CMS assumes will occur under PDGM. The 2020 Proposed HH Rule would also eliminate by 2021 the process known as Request for Anticipated Payments (“RAPs”) which allows providers to seek reimbursement of either 50% or 60% of the estimated base payment for the full care episode at the beginning of that episode. Consequently, providers will only receive reimbursement after the 30-day payment period. As part of eliminating RAPs, CMS proposes that home health agencies would be required to submit certain documentation and information, through a notice of admission (“NOA”) within five days of initiating the start of care, with a payment penalty for failing to timely submit the NOA. CMS also proposes to adopt additional quality reporting measures and significantly increase the standardized patient assessment data elements collected by providers. Based on 2018 data and assuming no change in these proposals or our patient mix, which are subject to potentially significant change, we estimate an approximate 1.0% incremental reduction (after the 1.3% net market basket update) in Medicare payments for 2020 assuming the PDGM is implemented on a budget neutral basis. This estimate does not include the impact of any reductions to the base payment rate related to CMS’ assumed behavioral assumptions.

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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	75.3%	75.4%	75.3%	75.8%
Medicare Advantage	10.3%	9.2%	10.3%	9.1%
Managed care	8.4%	8.8%	8.3%	8.9%
Medicaid	2.8%	2.8%	2.8%	2.7%
Other third-party payors	1.0%	1.1%	1.0%	1.1%
Workers’ compensation	0.6%	0.7%	0.7%	0.7%
Patients	0.5%	0.5%	0.5%	0.5%
Other income	1.1%	1.5%	1.1%	1.2%
Total	100.0%	100.0%	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2018 Form 10‑K.

Our Results
For the three and nine months ended September 30, 2019 and 2018, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues	$1,161.6	$1,067.6	8.8%	$3,420.6	$3,181.3	7.5%
Operating expenses:
Salaries and benefits	660.8	592.3	11.6%	1,904.5	1,740.7	9.4%
Other operating expenses	156.6	142.9	9.6%	456.5	433.5	5.3%
Occupancy costs	21.8	19.6	11.2%	61.7	57.7	6.9%
Supplies	42.9	38.6	11.1%	124.7	117.8	5.9%
General and administrative expenses	52.5	49.9	5.2%	183.0	165.9	10.3%
Depreciation and amortization	55.1	51.2	7.6%	160.3	146.8	9.2%
Total operating expenses	989.7	894.5	10.6%	2,890.7	2,662.4	8.6%
Loss on early extinguishment of debt	—	—	—%	2.3	—	N/A
Interest expense and amortization of debt discounts and fees	40.3	37.3	8.0%	115.2	110.6	4.2%
Other income	(21.0)	(1.7)	1,135.3%	(26.9)	(2.9)	827.6%
Equity in net income of nonconsolidated affiliates	(1.2)	(2.1)	(42.9)%	(5.5)	(6.4)	(14.1)%
Income from continuing operations before income tax expense	153.8	139.6	10.2%	444.8	417.6	6.5%
Provision for income tax expense	34.3	30.2	13.6%	88.6	89.5	(1.0)%
Income from continuing operations	119.5	109.4	9.2%	356.2	328.1	8.6%
Loss from discontinued operations, net of tax	—	(0.1)	(100.0)%	(0.6)	(0.4)	50.0%
Net income	119.5	109.3	9.3%	355.6	327.7	8.5%
Less: Net income attributable to noncontrolling interests	(21.9)	(20.7)	5.8%	(64.5)	(63.5)	1.6%
Net income attributable to Encompass Health	$97.6	$88.6	10.2%	$291.1	$264.2	10.2%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Salaries and benefits	56.9%	55.5%	55.7%	54.7%
Other operating expenses	13.5%	13.4%	13.3%	13.6%
Occupancy costs	1.9%	1.8%	1.8%	1.8%
Supplies	3.7%	3.6%	3.6%	3.7%
General and administrative expenses	4.5%	4.7%	5.3%	5.2%
Depreciation and amortization	4.7%	4.8%	4.7%	4.6%
Total operating expenses	85.2%	83.8%	84.5%	83.7%

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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three months ended September 30, 2019 over the same period of 2018 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. Our consolidated Net operating revenues increased in the nine months ended September 30, 2019 over the same period of 2018 due primarily to volume and pricing growth in both segments. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and Benefits
Salaries and benefits increased during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily due to salary increases for our employees, increased benefit costs, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. As a percent of Net operating revenues, Salaries and benefits increased during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily as a result of higher salary and benefit cost increases compared to revenue pricing increases. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and benefits are expected to increase in the fourth quarter of 2019 due to an approximate 2.75% merit increase provided to our nonmanagement hospital employees effective in October 2019.
Other Operating Expenses
Other operating expenses increased during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses decreased during the nine months ended September 30, 2019 compared to the same period of 2018 primarily due to operating leverage resulting from revenue growth. See additional discussion in the “Segment Results of Operations” section of this Item.
General and Administrative Expenses
General and administrative expenses increased during the three and nine months ended September 30, 2019 compared to the same periods of 2018 due primarily to increased salary and benefit costs, including expenses associated with stock appreciation rights, offset by lower costs associated with our rebranding and name change. For additional information on stock appreciation rights, see Note 9, Share-Based Payments, to the accompanying consolidated financial statements, and Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K, and on the rebranding, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” to the consolidated financial statements accompanying the 2018 Form 10‑K.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2019 compared to the same periods of 2018 due to our capital investments.
Other Income
Other income for the three and nine months ended September 30, 2019 included a $19.2 million gain as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 5, Investments in and Advances to Nonconsolidated Affiliates, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three and nine months ended September 30, 2019 compared to the same period of 2018 primarily due to the gain resulting from the consolidation of Yuma Rehabilitation Hospital as well as increased Net operating revenues, as discussed above.

Provision for Income Tax Expense
Our Provision for income tax expense of $34.3 million for the three months ended September 30, 2019 primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $88.6 million for the nine months ended September 30, 2019 primarily resulted from the application of our estimated effective blended federal and state income tax rate, tax benefits resulting from share-based compensation windfalls and the deductibility of the settlement payment discussed in Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report. Our Provision for income tax expense of $30.2 million and $89.5 million for the three and nine months ended September 30, 2018, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate.
We currently estimate our cash payments for income taxes to be approximately $95 million to $110 million, net of refunds, for 2019. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2019.
In certain jurisdictions, we do not expect to generate sufficient income to use all of the available state net operating losses and other credits prior to their expiration. This determination is based on our evaluation of all available evidence in these jurisdictions including results of operations during the preceding three years, our forecast of future earnings, and prudent tax planning strategies. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable tax jurisdiction, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.4 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively.
See Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 15, Income Taxes, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily resulted from increased profitability of our joint ventures and the July 1, 2019 consolidation of our Yuma Rehabilitation Hospital which created a new noncontrolling interest. See Note 5, Investments in and Advances to Nonconsolidated Affiliates, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
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

Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	71.5%	72.8%	72.4%	73.2%
Medicare Advantage	10.9%	9.1%	10.6%	9.0%
Managed care	10.0%	10.3%	9.8%	10.3%
Medicaid	3.2%	3.1%	3.1%	3.1%
Other third-party payors	1.4%	1.4%	1.2%	1.5%
Workers’ compensation	0.8%	0.8%	0.8%	0.8%
Patients	0.7%	0.6%	0.7%	0.6%
Other income	1.5%	1.9%	1.4%	1.5%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$850.6	$798.4	6.5%	$2,550.0	$2,425.1	5.2%
Outpatient and other	21.7	27.2	(20.2)%	66.3	75.4	(12.1)%
Inpatient rehabilitation segment revenues	872.3	825.6	5.7%	2,616.3	2,500.5	4.6%
Operating expenses:
Salaries and benefits	459.1	423.6	8.4%	1,347.7	1,264.3	6.6%
Other operating expenses	131.3	124.3	5.6%	386.1	374.1	3.2%
Supplies	37.0	33.6	10.1%	109.3	104.2	4.9%
Occupancy costs	17.0	15.9	6.9%	49.1	47.4	3.6%
Other income	(1.8)	(1.8)	—%	(6.5)	(3.5)	85.7%
Equity in net income of nonconsolidated affiliates	(1.0)	(1.9)	(47.4)%	(4.5)	(5.5)	(18.2)%
Noncontrolling interests	20.1	19.0	5.8%	60.6	59.3	2.2%
Segment Adjusted EBITDA	$210.6	$212.9	(1.1)%	$674.5	$660.2	2.2%

	(Actual Amounts)
Discharges	46,669	44,230	5.5%	138,957	134,348	3.4%
Net patient revenue per discharge	$18,226	$18,051	1.0%	$18,351	$18,051	1.7%
Outpatient visits	86,395	119,006	(27.4)%	292,989	377,355	(22.4)%
Average length of stay (days)	12.6	12.7	(0.8)%	12.6	12.6	—%
Occupancy %	69.2%	68.9%	0.4%	69.6%	70.0%	(0.6)%
# of licensed beds	9,219	8,888	3.7%	9,219	8,888	3.7%
Full-time equivalents*	22,037	21,119	4.3%	21,651	21,035	2.9%
Employees per occupied bed	3.48	3.49	(0.3)%	3.41	3.42	(0.3)%

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

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Salaries and benefits	52.6%	51.3%	51.5%	50.6%
Other operating expenses	15.1%	15.1%	14.8%	15.0%
Supplies	4.2%	4.1%	4.2%	4.2%
Occupancy costs	1.9%	1.9%	1.9%	1.9%
Total operating expenses	73.9%	72.4%	72.3%	71.6%
Net Operating Revenues
Revenue growth during the three months ended September 30, 2019 compared to the same period of 2018 resulted from volume growth and an increase in net patient revenue per discharge. Discharge growth from new stores resulted from our joint ventures in Murrells Inlet, South Carolina (September 2018), Winston-Salem, North Carolina (October 2018), Lubbock, Texas (May 2019), and Boise, Idaho (July 2019), as well as a wholly owned hospital in Katy, Texas (September 2019). New-store growth also resulted from the consolidation of our Yuma Rehabilitation Hospital effective July 1, 2019. Discharge growth included a 3.1% increase in same-store discharges. Same-store discharge growth during the three months ended September 30, 2019 was negatively impacted by approximately 20 basis points due to the ongoing effects of Hurricane Michael on operations in the Panama City, Florida market. Growth in net patient revenue per discharge primarily resulted from increases in reimbursement rates partially offset by higher revenue reserves due to Targeted Probe and Educate (“TPE”) reviews at certain hospitals. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding TPE reviews.
Revenue growth during the nine months ended September 30, 2019 compared to the same period of 2018 resulted from volume growth and an increase in net patient revenue per discharge. Discharge growth from new stores resulted from the same factors as discussed above for the third quarter of 2019 as well as well as wholly owned hospitals in Shelby County, Alabama (April 2018) and Bluffton, South Carolina (June 2018). Growth in Net patient revenue per discharge during the nine months ended September 30, 2019 primarily resulted from the same factors as the third quarter of 2019 discussed above, as well as improvements in discharge destination partially offset by lower prior period cost report adjustments.
Outpatient and other revenue during the three and nine months ended September 30, 2018 included $4.5 million of business interruption insurance recoveries related to the 2017 hurricanes.
See Note 2, Business Combinations and Note 5, Investments in and Advances to Nonconsolidated Affiliates, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three months ended September 30, 2019 compared to the same period of 2018 primarily resulted from higher Salaries and benefits expense, as well as the inclusion of $4.5 million of business interruption insurance recoveries related to the 2017 hurricanes in the third quarter of 2018. Salaries and benefits increased as a percent of revenue primarily due to the ramp up of new stores and approximately $2 million of training costs associated with the transition to the CARE Tool payment system, as discussed in the “Executive Overview—Key Challenges” section of this Item.
The increase in Adjusted EBITDA during the nine months ended September 30, 2019 compared to the same period of 2018 primarily resulted from revenue growth, as discussed above. Expense ratios for nine months ended September 30, 2019 were negatively impacted by an increase in revenue reserves, lower prior period cost report adjustments, and the inclusion of $4.5 million of business interruption insurance recoveries related to the 2017 hurricanes in the third quarter of 2018. Salaries and benefits were impacted by higher salaries and wages per full-time equivalent, an increase in group medical expense, and the ramping up of new stores. Other operating expenses decreased as a percent of revenue due primarily to favorable trends related to general and professional liability expense and operating leverage resulting from revenue growth.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Medicare	85.8%	85.0%	85.1%	85.4%
Medicare Advantage	8.7%	9.4%	9.6%	9.5%
Managed care	3.6%	3.6%	3.3%	3.7%
Medicaid	1.7%	1.7%	1.7%	1.1%
Workers’ compensation	0.1%	0.2%	0.1%	0.1%
Patients	—%	—%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018	2019 vs. 2018	2019	2018	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$238.9	$209.2	14.2%	$681.1	$599.3	13.6%
Hospice	50.4	32.8	53.7%	123.2	81.5	51.2%
Home health and hospice segment revenues	289.3	242.0	19.5%	804.3	680.8	18.1%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	136.4	114.6	19.0%	372.8	322.3	15.7%
Support and overhead costs	99.6	82.4	20.9%	278.1	235.2	18.2%
Other income	—	—	—%	—	(0.5)	(100.0)%
Equity in net income of nonconsolidated affiliates	(0.2)	(0.2)	—%	(1.0)	(0.9)	11.1%
Noncontrolling interests	2.7	2.0	35.0%	8.2	6.4	28.1%
Segment Adjusted EBITDA	$50.8	$43.2	17.6%	$146.2	$118.3	23.6%

	(Actual Amounts)
Home health:
Admissions	42,174	34,364	22.7%	117,946	102,245	15.4%
Recertifications	30,213	28,733	5.2%	86,624	82,051	5.6%
Episodes	72,016	61,765	16.6%	202,523	179,661	12.7%
Revenue per episode	$2,980	$2,995	(0.5)%	$2,997	$2,966	1.0%
Episodic visits per episode	17.3	17.6	(1.7)%	17.3	17.7	(2.3)%
Total visits	1,425,323	1,259,055	13.2%	4,059,295	3,674,495	10.5%
Cost per visit	$78	$77	1.3%	$76	$76	—%
Hospice:
Admissions	2,884	2,054	40.4%	7,586	5,444	39.3%
Patient days	353,549	223,834	58.0%	852,072	559,469	52.3%
Average daily census	3,843	2,433	58.0%	3,121	2,049	52.3%
Revenue per day	$142	$147	(3.4)%	$145	$146	(0.7)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	47.1%	47.4%	46.4%	47.3%
Support and overhead costs	34.4%	34.0%	34.6%	34.5%
Total operating expenses	81.6%	81.4%	80.9%	81.9%

Net Operating Revenues
Revenue growth of 19.5% during the three months ended September 30, 2019 compared to the same period of 2018 was primarily driven by volume growth. Volume growth included a 9.7% increase in home health same-store admissions and the impact of the acquisition of Alacare on July 1, 2019. Revenue per episode decreased primarily due to the patient mix of the former Alacare locations.
Revenue growth of 18.1% during the nine months ended September 30, 2019 compared to the same period of 2018 was primarily driven by volume growth and an increase in revenue per episode. Volume growth included a 7.8% increase in home health same-store admissions and the impact of the acquisitions of Alacare on July 1, 2019 and Camellia Healthcare on May 1, 2018. The increase in revenue per episode primarily resulted from a Medicare reimbursement rate increase and changes in patient mix.
Hospice revenue increased during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily due to the acquisition of Alacare and same-store admissions growth.
See Note 2, Business Combinations, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 2, Business Combinations, to the consolidated financial statements accompanying the 2018 Form 10‑K for information regarding the acquisitions discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three and nine months ended September 30, 2019 compared to the same periods of 2018 primarily resulted from revenue growth, as discussed above. Cost of services as a percent of Net operating revenues for the three and nine months ended September 30, 2019 decreased primarily due to improvements in caregiver optimization and productivity in home health partially offset by higher costs at the former Alacare locations. Support and overhead costs as a percent of Net operating revenues for the three and nine months ended September 30, 2019 increased primarily due to expenses associated with the integration of Alacare.
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
Consistent with these objectives, in May 2019, we redeemed $100 million of the outstanding principal amount of the 2024 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of 101.917%, which resulted in a total cash outlay of approximately $102 million. As a result of this redemption, we recorded a $2.3 million Loss on early extinguishment of debt in the second quarter of 2019.
In September 2019, we issued $500 million of the 2028 Notes at par and $500 million of the 2030 Notes at par (the “New Notes”), which resulted in approximately $983 million in net proceeds from the public offering. We used approximately $218 million of the net proceeds from the offering of the New Notes to fund the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment and another portion of the net proceeds to repay borrowings under our revolving credit facility. As of September 30, 2019, the remaining net proceeds from the offering of the New Notes were included in Cash and cash equivalents.
In September 2019, we also gave notice for redemption of $400 million of the outstanding principal amount of the 2024 Notes. Pursuant to the terms of the 2024 Notes, this redemption will be at a price of 100.958%, which will result in a total cash outlay of approximately $404 million when the transaction settles on November 1, 2019. We plan to use the net proceeds from the New Notes offering to fund the redemption. As a result of this redemption, we have classified approximately $400 million of the 2024 Notes as current in our accompanying September 30, 2019 condensed consolidated balance sheet and expect to record an approximate $5 million Loss on early extinguishment of debt in the fourth quarter of 2019.

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
For additional information see Note 6, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.
Current Liquidity
As of September 30, 2019, we had $422.0 million in Cash and cash equivalents. This amount excludes $91.8 million in restricted cash ($66.8 million included in Restricted cash and $25.0 million included in Other long-term assets in our condensed consolidated balance sheet) and $58.3 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2018 Form 10‑K.
In addition to Cash and cash equivalents, as of September 30, 2019, we had approximately $662 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $100 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2019, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2019, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2022, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2019.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On September 19, 2019, Encompass Health settled the acquisition of those shares upon payment of approximately

$163 million in cash. As of September 30, 2019, the fair value of the outstanding shares of Holdings owned by management investors was approximately $183 million. See Note 7, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs, which resulted in cash distributions of approximately $55 million in the third quarter of 2019. As of September 30, 2019, the fair value of the remaining unvested SARs was approximately $82 million, all of which is included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet included in Part I, Item 1, Financial Statements (Unaudited), of this report. See also Note 13, Share-Based Payments, to the consolidated financial statements accompanying the 2018 Form 10‑K.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$419.7	$584.0
Net cash used in investing activities	(511.7)	(326.3)
Net cash provided by (used in) financing activities	472.3	(253.5)
Increase in cash, cash equivalents, and restricted cash	$380.3	$4.2
Operating activities. The decrease in Net cash provided by operating activities for the nine months ended September 30, 2019 primarily resulted from the payment to management investors of our home health and hospice segment for vested stock appreciation rights, the settlement payment associated with the investigation conducted by the United States Department of Justice, and an increase in Accounts receivable due to volume increases in both segments during the nine months ended September 30, 2019. For additional information, see Note 9, Share-Based Payments, and Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Investing activities. The increase in Net cash used in investing activities during the nine months ended September 30, 2019 compared to the same period of 2018 primarily resulted from the acquisition of Alacare during the third quarter of 2019 and an increase in purchases of property and equipment during the nine months ended 2019. See Note 2, Business Combinations, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Financing activities. The increase in Net cash provided by financing activities during the nine months ended September 30, 2019 compared to the same period of 2018 primarily resulted from the public offering of the New Notes in September 2019 offset by cash used for principal payments on net debt, repurchases of common stock, and the purchase of equity interests held by the home health and hospice management team during the third quarter of 2019. For additional information, see Note 6, Long-term Debt, and Note 7, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Contractual Obligations
Our consolidated contractual obligations as of September 30, 2019 are as follows (in millions):

	Total	October 1 through December 31, 2019	2020 - 2021	2022 - 2023	2024 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$3,035.3	$402.4	$35.8	$547.0	$2,050.1
Revolving credit facility	—	—	—	—	—
Interest on long-term debt (b)	856.5	36.1	270.3	243.5	306.6
Finance lease obligations (c)	621.5	11.7	93.2	83.9	432.7
Operating lease obligations (d)	426.4	13.1	120.9	92.2	200.2
Purchase obligations (e)	152.1	19.2	94.7	24.6	13.6
Other long-term liabilities (f)(g)	3.3	0.1	0.4	0.4	2.4
Total	$5,095.1	$482.6	$615.3	$991.6	$3,005.6

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 6, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 9, Long-term Debt, to the consolidated financial statements accompanying the 2018 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2019. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.

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

(e)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Encompass Health and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support and medical equipment. Purchase obligations are not recognized in our condensed consolidated balance sheet.

(f)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, stock appreciation rights, and deferred income taxes. Also, as of September 30, 2019, we had $0.4 million of total gross unrecognized tax benefits. For more information, see Note 10, Self-Insured Risks, Note 13, Share-Based Payments, Note 15, Income Taxes, and Note 17, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2018 Form 10‑K and Note 9, Share-Based Payments, and Note 10, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(g)
The table above does not include Redeemable noncontrolling interests of $210.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 7, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2019, we made capital expenditures of approximately $269 million for property and equipment and capitalized software. These expenditures are exclusive of approximately $231 million in net cash related to our acquisition activity. During 2019, we expect to spend approximately $375 million to $445 million for capital expenditures. Approximately $160 million to $170 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend up to $50 million on home health and hospice acquisitions during 2019, exclusive of the Alacare acquisition discussed in the “Executive Overview” section of this Item. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2018, February 2019 and May 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January 2019, April 2019 and July 2019, respectively. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share, that was paid on October 15, 2019 to stockholders of record on October 1, 2019. On October 25, 2019, our board of directors declared a cash dividend of $0.28 per share, payable on January 15, 2020 to stockholders of record on January 2, 2020. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of September 30, 2019, approximately $204 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the nine months ended September 30, 2019, we repurchased 0.8 million shares of our common stock in the open market for approximately $46 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $700 million revolving credit facility.
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
Our Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$119.5	$109.3	$355.6	$327.7
Loss from discontinued operations, net of tax, attributable to Encompass Health	—	0.1	0.6	0.4
Net income attributable to noncontrolling interests	(21.9)	(20.7)	(64.5)	(63.5)
Provision for income tax expense	34.3	30.2	88.6	89.5
Interest expense and amortization of debt discounts and fees	40.3	37.3	115.2	110.6
Loss (gain) on disposal of assets	0.9	(1.0)	3.3	2.2
Depreciation and amortization	55.1	51.2	160.3	146.8
Loss on early extinguishment of debt	—	—	2.3	—
Stock-based compensation expense	21.7	18.1	87.0	65.6
Transaction costs	1.0	—	2.0	1.0
Gain on consolidation of Yuma	(19.2)	—	(19.2)	—
SARs mark-to-market impact on noncontrolling interests	(0.9)	(0.3)	(4.3)	(2.2)
Change in fair market value of equity securities	—	0.1	(1.2)	1.1
Payroll taxes on SARs exercise	0.8	—	1.0	—
Adjusted EBITDA	$231.6	$224.3	$726.7	$679.2

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$419.7	$584.0
Interest expense and amortization of debt discounts and fees	115.2	110.6
Equity in net income of nonconsolidated affiliates	5.5	6.4
Net income attributable to noncontrolling interests in continuing operations	(64.5)	(63.5)
Amortization of debt-related items	(3.1)	(3.0)
Distributions from nonconsolidated affiliates	(4.8)	(5.5)
Current portion of income tax expense	67.8	97.5
Change in assets and liabilities	185.4	(47.1)
Cash used in operating activities of discontinued operations	4.6	0.7
Transaction costs	2.0	1.0
SARs mark-to-market impact on noncontrolling interests	(4.3)	(2.2)
Change in fair market value of equity securities	(1.2)	1.1
Payroll taxes on SARs exercise	1.0	—
Other	3.4	(0.8)
Adjusted EBITDA	$726.7	$679.2
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2019, our primary variable rate debt outstanding related to $269.1 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.4 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.4 million over the next 12 months.
See Note 6, Long-term Debt, and Note 8, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2019 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information relating to certain legal proceedings in which we are involved is included in Note 12, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and is incorporated herein by reference and should be read in conjunction with the related disclosure previously reported in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2019 and March 31, 2019 and our Annual Report on Form 10‑K for the year ended December 31, 2018 (the “2018 Form 10‑K”).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2019:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2019	267	$65.29	—	$206,208,854
August 1 through August 31, 2019	35,364	59.06	35,364	204,120,171
September 1 through September 30, 2019	947	60.79	—	204,120,171
Total	36,578	59.15	35,364

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In July, 267 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	October 31, 2019

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

4.1
Eighth Supplemental Indenture dated as of September 18, 2019, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.500% Notes due 2028 (incorporated by referenced to Exhibit 4.2 to the Encompass Health’s Current Report on Form 8-K filed on September 18, 2019).

4.2
Ninth Supplemental Indenture dated as of September 18, 2019, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.750% Notes due 2030 (incorporated by referenced to Exhibit 4.3 to the Encompass Health’s Current Report on Form 8-K filed on September 18, 2019).

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)