Form 10-K
period 2019-12-31
Encompass Health Corp
filed 2020-02-27
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(205) 967-7116
(Registrant’s telephone number)
_____________________________________________________
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	EHC	New York Stock Exchange
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.2 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 98,433,352 shares of common stock of the registrant outstanding, net of treasury shares, as of February 13, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2020 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors; as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-K, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, the Patient-Driven Groupings Model for home health, the new patient assessment measures, which we refer to as “Section GG functional measures,” for inpatient rehabilitation, and other payment system reforms), which may decrease revenues and increase the costs of complying with the rules and regulations;

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

•
a pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis, which could decrease our patient volumes and revenues and lead to staffing and supply shortages and associated cost increases;

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to claims;

•	potential incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there;

•	new or changing quality reporting requirements impacting operational costs or our Medicare reimbursement;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock;

•
our ability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation and provider enrollment requirements, which is required to participate in the Medicare program;

•	our ability to attract and retain key management personnel;

•	changes in our payor mix or the acuity of our patients affecting reimbursement rates; and

•
general conditions in the economy and capital markets, including any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, an international trade war, a sovereign debt crisis, or a widespread outbreak of an infectious disease.

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
Overview of the Company
General
We are a leading provider of integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of December 31, 2019, our national footprint spans 37 states and Puerto Rico and includes 133 hospitals and 245 home health and 83 hospice locations. We are committed to delivering high-quality, cost-effective, integrated patient care across the healthcare continuum with a primary focus on the post-acute sector.
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
We manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. The table below provides selected operating and financial data for our inpatient rehabilitation hospitals, home health agencies, and hospice agencies. See Note 19, Segment Reporting, to the accompanying consolidated financial statements for detailed financial information for each of our segments.

	As of or for the Year Ended December 31,
	2019	2018	2017
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals (1)	133	130	127
Discharges	186,842	179,846	171,922
Number of licensed beds	9,249	8,966	8,851

Home health and hospice:
Number of home health locations (2)	245	220	200
Home health admissions	159,727	137,396	124,870
Number of hospice locations	83	58	37
Hospice admissions	10,452	7,474	4,870

Net operating revenues:		(In Millions)
Inpatient	$3,423.5	$3,247.9	$3,039.3
Outpatient and other	89.5	98.3	102.0
Total inpatient rehabilitation	3,513.0	3,346.2	3,141.3
Home health	918.0	814.6	702.4
Hospice	174.0	116.5	70.2
Total home health and hospice	1,092.0	931.1	772.6
Net operating revenues	$4,605.0	$4,277.3	$3,913.9

(1)
These amounts include one hospital as of December 31, 2018, and 2017 operating as a joint venture, which we accounted for using the equity method of accounting. As a result of an amendment to the joint venture agreement related to this hospital, the accounting for it changed from the equity method to consolidated effective July 1, 2019.

(2)	These amounts include two locations as of December 31, 2019, 2018, and 2017 which we account for using the equity method of accounting.

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
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our hospice business is the nation’s eleventh largest provider of Medicare-certified hospice services in terms of revenues. We operate home health and hospice agencies in 31 states, with concentrations in the Southeast and Texas. As participants in the Medicare program, our agencies must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Home Health” and “—Hospice” sections. We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired 83.3% of the issued and outstanding equity interests of EHHI, and certain members of EHHI management, including April Anthony, its chief executive officer, acquired the remaining interests. As of February 19, 2020, we own 98.8% of EHHI. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for further discussion of the ownership structure of our home health and hospice business.
Our home health agencies provide a comprehensive range of Medicare-certified home care services. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. We also offer evidence-based specialty programs related to post-operative care, fall prevention, chronic disease management, and transitional care. Home health patients are frequently referred to us following a stay in an acute care or inpatient rehabilitation hospital or other facility, but many patients are referred from primary care settings and specialty physicians without a preceding inpatient stay. Our patients are typically older adults with three or more chronic conditions and significant functional limitations, and require greater than ten medications. Our teams of registered nurses, licensed practical nurses, physical, speech and occupational therapists, medical social workers, and home health aides work closely with patients and their families and physicians to deliver patient-centered care plans focused on their needs and their goals.
We also provide hospice services to terminally ill patients and their families. These in-home services address patients’ physical needs, including pain control and symptom management, and provide emotional and spiritual support. Our hospice care teams consist of physician medical directors, nurses, social workers, chaplains, therapists, home health aides, and volunteers.
Competitive Strengths
We believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed below give us the ability to adapt and succeed in a healthcare industry shifting toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality. For example, we believe we are well-positioned to treat all types of post-acute patients by leveraging our operational expertise across our network of facility- and home-based assets in the event multiple or all post-acute settings (long-term acute care, inpatient rehabilitation, skilled nursing, and home health) transition in the future to site neutral patient criteria for reimbursement. Our hospitals have the physical construct (including aspects such as the therapy gym and training areas), clinical staffing, and operating expertise to address the broad spectrum of needs for higher acuity post-acute patients needing inpatient care. Our home health agencies can often treat patients leaving our or other inpatient facilities who need additional post-acute care services in lieu of skilled nursing facility-based care. Additionally, those agencies can serve the lower acuity patients that do not require facility-based care.

•
People. We believe our employees share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner. We also have hospital staff trained for all patient acuity levels faced in the post-acute setting. We embrace the Encompass Health Way, our core set of values developed through input from a broad cross section of our employees. The Encompass Health Way calls on each of our employees to set the standard, lead with empathy, do what’s right, focus on the positive, and ensure we are stronger together.

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

Our combined platform of facility-based and home-based services provides us with an opportunity to succeed in value-based purchasing programs and to participate in more coordinated care and integrated delivery payment models, such as accountable care organizations (“ACOs”) and bundled payment arrangements. We believe clinical collaboration between our hospitals and home health agencies offers an excellent means to deliver the quality of care and the cost effectiveness the healthcare partners in these new models seek. We have focused, and will continue to focus, on increasing this collaboration. For additional discussion of our participation in these models, including the Bundled Payments for Care Improvement Advanced initiative, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview.”
In 2017, we formed the Post-Acute Innovation Center in collaboration with Cerner Corporation, a global leader in health information technology, to develop enhanced tools to manage patients across the continuum of care. The objective of the Post-Acute Innovation Center is to develop clinical decision support tools and other initiatives that enhance the effective and efficient management of patients across multiple post-acute care settings by facilitating high-quality patient care, enhanced care coordination, network provider performance and cost management.
We also have a strategic sponsorship with the American Heart Association/American Stroke Association on a nationwide basis to increase patient independence after a stroke and reduce stroke mortality through community outreach and information campaigns. This strategic sponsorship is a three-year project beginning in 2019 to accelerate adoption of the AHA/ASA Stroke Rehabilitation Guidelines, increase patient awareness of their post-stroke options, and provide practical support to patients and their families to improve recovery outcomes. These Guidelines recommend, among other things, that stroke patients be treated at an inpatient rehabilitation facility, or “IRF,” rather than a skilled nursing facility. In 2019, we began offering the patient, caregiver, and provider tools, the special events, and the educational programs developed in partnership with the AHA/ASA. Echoing the AHA/ASA Stroke Rehabilitation Guidelines, the Department of Veterans’ Affairs and the Journal of the American Medical Association published in 2019 guidelines and an article, respectively, advocating for the treatment of stroke patients in inpatient rehabilitation facilities.

•
Clinical Expertise and High-Quality Outcomes. We have extensive facility-based and home-based clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with industry-leading technology, help ensure the delivery of consistently high-quality healthcare services. Our “TeamWorks” program is a series of operations-focused initiatives using identified and standardized best practices to reduce inefficiencies and improve performance across a spectrum of operational areas. We believe these initiatives have enhanced, and will continue to enhance, patient-employee interactions, clinical collaboration, and communication among the patient, the patient’s family, our treatment teams, other care providers, and payors, which, in turn, improves patient outcomes and satisfaction.
Our best practices and protocols have helped our hospitals consistently achieve patient outcomes, such as the rate of discharge to community, that exceed industry averages. Additionally, our hospitals participate in The Joint Commission's Disease-Specific Care Certification Program. Under this program, Joint Commission accredited organizations may seek certification for chronic diseases or conditions such as brain injury, stroke, or hip fracture rehabilitation by complying with Joint Commission standards, effectively using evidence-based, clinical practice guidelines to manage and optimize patient care, and using an organized approach to performance measurement and evaluation of clinical outcomes. Obtaining such certifications demonstrates our commitment to excellence in providing disease-specific care. As of December 31, 2019, 123 of our hospitals held stroke-specific certifications, and some of those hospitals held other disease-specific certifications.
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
Clinical collaboration between our inpatient rehabilitation hospitals and home health agencies furthers our pursuit of quality patient outcomes and improved patient experiences. Institutional programs and advanced treatment protocols connect facility-based and home-based care and allow seamless transition of patients across the healthcare continuum. An important component of clinical collaboration has been the placement of care transition coordinators in markets where we operate both inpatient rehabilitation hospitals and home health agencies, which we refer to as “overlap markets.” These highly skilled professionals collaborate with clinicians and case managers in our hospitals to assess patients who may require home health services and prepare these patients for the care they will receive at home. The coordinators also work with patients’ families to ensure those family members are prepared to bring their loved ones home safely. We believe our clinical collaboration efforts contributed to reductions in discharges to skilled nursing facilities, higher discharges to home, and improved patient satisfaction.

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

Specifically, we can leverage our comprehensive IT capabilities and centralized administrative functions, identify best practices, utilize proven staffing models, and take advantage of supply chain efficiencies across our extensive platform of operations. At the location level, we also enjoy economies of scale as our hospitals are often larger (more beds) than the industry average. Also, we target patient density in the home health markets we serve, which is central to our ability to deliver an efficient cost per visit. In addition, our proprietary information systems, discussed below, aggregate data from our business into a comprehensive reporting package and database used by management in the field and in the home office. Our information systems allow users to analyze data and trends and create custom reports on a timely basis.
With a significant presence in both facility-based and home-based healthcare services, we have the opportunity to take advantage of the broader industry focus on reducing costs. Home-based services, which typically have significantly lower cost structures than facility-based care settings, have increasingly been serving larger populations of higher acuity patients than in the past. Home-based services provide a cost-effective alternative to facility-based care in cases where lower acuity patients do not require a hospital stay.

•
Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make significant shareholder distributions. As of December 31, 2019, we have a strong, well-capitalized balance sheet, including ownership of approximately 70% of our hospital real estate, no significant debt maturities prior to 2023, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.

•
Advanced Technology and Innovation. We are focused on developing technology-enabled real-time strategies for the next generation of integrated healthcare. Our post-acute innovation strategy is based on leveraging our clinical expertise, our large post-acute datasets, and our proven capabilities in enterprise-level electronic medical record technologies, data analytics, data integration, and predictive analytics to drive value-based performance across the healthcare continuum for our patients, our partners, and our payors. We have devoted substantial resources, effort and expertise to leveraging technology to create post-acute solutions that improve patient care and operating efficiencies.

We have developed and implemented information technology, such as our rehabilitation-specific electronic medical record system (“ACE-IT”) and our internally developed management reporting system described above (“BEACON”), which we then leverage to enhance our clinical and business processes. ACE-IT allows us to interface with the clinical information systems of acute care hospitals to facilitate patient transfers, reduce readmissions, and enhance patient outcomes. We believe ACE-IT improves patient care and safety, streamlines operating efficiencies, and enhances staff recruitment and retention, making it a key competitive differentiator. BEACON gives us the ability to build from disparate data sources clinical and business dashboards that contribute to our ability to make data driven decisions in the day-to-day operation of our business and clinical care of our patients.
Members of our home health management team developed Homecare HomebaseSM, an industry-leading, comprehensive information platform designed to manage the entire patient work flow and allow home health providers to process clinical, compliance, financial, and marketing information as well as analyze data and trends for management purposes using custom reports on a timely basis. Our knowledge of Homecare Homebase, of which we are now a licensee, as well as the thorough integration of it into the operating culture allow us to optimize the system’s capability to drive superior clinical, operational, and financial outcomes. We also offer a number of evidence-based home health specialty programs, including post-operative care, fall prevention, chronic disease management and transitional care. In 2019, we began rolling out to our agencies a new data analytics tool designed to optimize patient health care plans and reduce emergency room visits and hospital readmissions.
We intend to continue to design, pilot and implement post acute information system solutions to improve our clinical care, including clinical decision support tools and home health care plan optimization tools. In recent years, we have designed and implemented a program we refer to as ReAct that uses predictive modeling and an extensive proprietary database of our IRF patients in an effort to identify patients at risk for acute care transfers and to implement intervention strategies in the care plan. In 2019, we developed a post-acute readmission prediction model to reduce readmissions for our patients. We piloted this model in 9 hospitals and corresponding overlap home health locations and will roll it out to all of our hospitals in 2020. We will continue to expand the depth and reach of our tools and the development of new tools that will help maximize patient outcomes and reduce episodic costs across the post-acute continuum.
We believe our information systems and post-acute solutions, in addition to improving patient care and operating efficiencies, allow us to collect, analyze, and share information on a timely basis making us an ideal partner for other healthcare providers in a coordinated care delivery environment. Systems such as ACE-IT and Homecare Homebase allow for interoperability with referral sources and other providers coordinating care. Homecare Homebase also allows us to share valuable data with payors to promote better patient outcomes on a more cost-effective basis.
Patients and Demographic Trends
Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those extremely fragmented industries.

Strategy and 2020 Strategic Priorities
Our strategy is to expand our network of inpatient rehabilitation hospitals and home health and hospice locations, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, will position us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following strategic priorities for 2020.
Growth. We will continue to expand our portfolio of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. Each year we target adding four to six new inpatient rehabilitation hospitals and $50 million to $100 million in home health and hospice acquisitions. We also believe we will continue to have excellent organic growth opportunities in our inpatient rehabilitation and home health and hospice segments based on our track record of consistent growth in both segments, planned bed additions at a number of existing hospitals, and the maturation of acquired home health and hospice locations.
Operational Initiatives. Our priorities include operational initiatives that build on momentum from recent years. We will seek to continue to increase clinical collaboration. We believe our clinical collaboration efforts have and will continue to contribute to reductions in discharges to skilled nursing facilities, higher discharges to home, and improved patient experiences. Given the significant number of stroke patients in need of post-acute care, we are attempting to build our stroke market share by leveraging our strategic sponsorship of the American Heart Association/American Stroke Association, the IRF treatment recommendations published by the Department of Veterans’ Affairs and the Journal of the American Medical Association, our clinical collaboration, and our hospitals’ participation in The Joint Commission’s Disease-Specific Care Certification Program. As of December 31, 2019, 123 of our 133 hospitals held stroke-specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes. We will also continue to develop and implement post-acute solutions by leveraging our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode. Additionally, we will continue the transition to the new Medicare reimbursement systems for both inpatient rehabilitation and home health, which are discussed further below under “—Sources of Revenue—Medicare Reimbursement.”
Capital Structure. We will seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock.
For additional discussion of our strategic priorities as well as our progress toward our priorities in 2019, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Employees
As of December 31, 2019, we employed approximately 31,570 individuals, of whom approximately 18,980 were full-time employees, in our inpatient rehabilitation business and approximately 11,840 individuals, of whom approximately 8,990 were full-time employees, in our home health and hospice business. We are subject to various state and federal laws that regulate wages, hours, benefits, and other terms and conditions relating to employment. Except for approximately 58 employees at one hospital (approximately 15% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2019. In some markets, the lack of availability of medical personnel is a significant operating issue facing healthcare providers. To address this challenge, we will continue to focus on maintaining the competitiveness of our compensation and benefit programs and improving our recruitment, retention, and productivity. Shortages of nurses and other medical personnel, including therapists, may, from time to time, require us to increase use of more expensive temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute care hospitals, in the markets we serve. An acute care hospital, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 90% of our patients come from acute care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us primarily in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services, including approximately 1,700 outpatient clinics, but also operates approximately 29 inpatient rehabilitation hospitals.

Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care, and are not licensed, as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, is likely to become an increasingly important factor in competition. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.
Home Health and Hospice. The home health and hospice services industries are also highly competitive and fragmented. There are more than 11,500 home health agencies and approximately 4,600 hospice agencies nationwide certified to participate in Medicare. We are the fourth largest provider of Medicare-certified skilled home health services in the United States in terms of Medicare revenues. Our primary competition varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. There are four other public healthcare companies with significant presences in the Medicare-certified home health industry, one of which is an insurance company that is one of the largest providers of Medicare-certified skilled home health services. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated care delivery model with other providers is likely to become an increasingly important factor in competition. For example, we are currently the preferred home health provider in two ACOs serving approximately 26,000 patients. Home health providers with scale, which include the other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases. For a list of our home health and hospice markets by state, see the table in Item 2, Properties.
Regulatory and Reimbursement Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges driven by escalating costs and the pursuit of better quality of care. The industry also is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models as well as post-acute site neutrality in Medicare reimbursement. The Medicare reimbursement systems for both inpatient rehabilitation and home health are undergoing significant changes. The future of many aspects of healthcare regulation remains uncertain. Any regulatory or legislative changes impacting the healthcare industry ultimately may affect, among other things, reimbursement of healthcare providers, consumers’ access to coverage of health services, including among non-Medicare aged population segments within commercial insurance markets and Medicaid enrollees, and competition among providers. Changes may also affect the delivery of healthcare services to patients by providers and the regulatory compliance obligations associated with those services.
Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For more in-depth discussion of the primary challenges and risks related to our business, particularly the changes in Medicare reimbursement (including the impact of alternative payment models, value-based purchasing initiatives and site neutrality), increased compliance and enforcement burdens, and changes to our operating environment resulting from healthcare reform, see “Sources of Revenues—Medicare Reimbursement” and “Regulation” below in this section as well as Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”

Sources of Revenues
We receive payment for patient care services from the federal government (primarily under the Medicare program), managed care plans and private insurers, and, to a considerably lesser degree, state governments (under their respective Medicaid or similar programs) and directly from patients. Revenues and receivables from Medicare are significant to our operations. The federal and state governments establish payment rates as described in more detail below. We negotiate the payment rates with non-governmental group purchasers of healthcare services that are included in “Managed care” in the tables below, including private insurance companies, employers, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), and other managed care plans. Patients are generally not responsible for the difference between established gross charges and amounts reimbursed for such services under Medicare, Medicaid, and other private insurance plans, HMOs, or PPOs but are responsible to the extent of any exclusions, deductibles, copayments, or coinsurance features of their coverage. Medicare, through its Medicare Advantage program, offers Medicare-eligible individuals an opportunity to participate in managed care plans. Revenues from Medicare and Medicare Advantage represent approximately 86% of total revenues.
The following tables identify the sources and relative mix of our revenues for the periods stated for each of our business segments:

Inpatient Rehabilitation
	For the Year Ended December 31,
	2019	2018	2017
Medicare	72.2%	73.2%	73.6%
Medicare Advantage	10.7%	9.2%	8.3%
Managed care	9.8%	10.3%	10.7%
Medicaid	3.1%	3.0%	3.0%
Other third-party payors	1.2%	1.5%	1.6%
Workers' compensation	0.8%	0.8%	0.9%
Patients	0.7%	0.6%	0.6%
Other income	1.5%	1.4%	1.3%
Total	100.0%	100.0%	100.0%

Home Health and Hospice
	For the Year Ended December 31,
	2019	2018	2017
Medicare	84.2%	85.3%	85.7%
Medicare Advantage	10.2%	9.5%	9.7%
Managed care	3.6%	3.6%	3.8%
Medicaid	1.7%	1.2%	0.6%
Workers' compensation	0.1%	0.2%	—%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%
Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises the United States Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (the “HH-PPS”), and the hospice payment system (the “Hospice-PS”). Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action.
The Medicare statutes are subject to change from time to time. For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). In December 2018, a federal district court in Texas invalidated the 2010 Healthcare Reform Laws in their entirety but postponed enforcement of that decision pending appeal. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the district court decision but remanded the case for additional analysis on the question of severability. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2029 unless Congress and the President take further action. On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which includes several provisions affecting Medicare reimbursement. Among those changes, the 2018 Budget Act mandated the adoption of a new Medicare payment model for home health providers which went into effect January 1, 2020. In the future, concerns about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. The future of the 2010 Healthcare Reform Laws as well as the nature and substance of any other healthcare legislation remain uncertain. The 2020 presidential election is likely to involve extensive debate over dramatically different approaches to federal healthcare policy.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by CMS. CMS, subject to its statutory authority, may make some prospective payment system changes, including in response to MedPAC recommendations. For example, CMS recently instituted a rebasing adjustment in the HH-PPS consistent with a MedPAC recommendation. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the 2010 Healthcare Reform Laws, CMS requires IRFs to submit data on certain quality of care measures for the IRF quality reporting program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012. All of our inpatient rehabilitation hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. For 2020, we expect no more than seven of our home health and hospice agencies will incur a reduction in their reimbursement rates.
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
Although reductions or changes in reimbursement from governmental or third-party payors and regulatory changes affecting our business represent one of the most significant challenges to our business, our operations are also affected by other rules and regulations that indirectly affect reimbursement for our services, such as data coding rules and patient coverage rules and determinations. For example, Medicare providers like us can be negatively affected by the adoption of coverage policies, either at the national or local level, that determine whether an item or service is covered and under what clinical circumstances it is considered to be reasonable and necessary. Current CMS coverage rules require inpatient rehabilitation services to be ordered by a physician and be coordinated by an interdisciplinary team. The interdisciplinary team must meet weekly to review patient status and make any needed adjustments to the individualized plan of care. Qualified personnel must provide the rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services that may be needed. Medicare contractors processing claims for CMS make coverage determinations regarding medical necessity that can represent restrictive interpretations of the CMS coverage rules.

Those interpretations are not made through a notice and comment review process. We cannot predict how future CMS coverage rule interpretations or any new local coverage determinations will affect us.
In the ordinary course, Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”) that act as fiscal intermediaries for all Medicare billings, as well as the United States Department of Health and Human Services Office of Inspector General (the “HHS-OIG”), CMS, and state Medicaid programs. In addition to those audits conducted by existing MACs, CMS has developed and instituted various Medicare audit programs under which CMS contracts with private companies to conduct claims and medical record audits. Some contractors are paid a percentage of the overpayments recovered. The Recovery Audit Contractors (“RACs”) conduct payment reviews of claims, which can examine coding, overall billing accuracy, and medical necessity. When conducting an audit, the RACs receive claims data directly from MACs on a monthly or quarterly basis.
CMS has also established Unified Program Integrity Contractors (“UPICs”), previously known as Zone Program Integrity Contractors, to perform fraud, waste, and abuse detection, deterrence and prevention activities for Medicare and Medicaid claims. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the United States Department of Justice (“DOJ”). Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the payment errors they identify.
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
A basic summary of current Medicare reimbursement in our business segments follows:
Inpatient Rehabilitation. As discussed above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category established by the United States Department of Health and Human Services (“HHS”) and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must admit each patient and in doing so determine that the treatment of the patient in an IRF setting is reasonable and necessary. In addition, to qualify as an IRF under Medicare rules, a facility must be primarily focused on treating patients with one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. Specifically, at least 60% of a facility’s patients must have a diagnosis from at least one of these 13 conditions, which requirement is known as the “60% Rule.” Also, each patient admitted to an IRF must be able to tolerate a minimum of three hours of therapy per day for five days per week and must have a registered nurse available 24 hours, each day of the week.
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
On July 31, 2018, CMS released its notice of final rulemaking for fiscal year 2019 IRF-PPS (the “2019 IRF Rule”). The 2019 IRF Rule implemented a 2.9% market basket update that was reduced by 75 basis points under the requirements of the 2010 Healthcare Reform Laws effective for discharges between October 1, 2018 and September 30, 2019. The 2010 Healthcare Reform Laws also required the market basket update to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2018 decreased the market basket update by 80 basis points. Additionally, the 2019 IRF Rule included a change to the IRF-PPS, effective October 1, 2019, that replaced the

FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them.
On July 31, 2019, CMS released its notice of final rulemaking for fiscal year 2020 IRF-PPS (the “2020 IRF Rule”). The 2020 IRF Rule implements a net 2.5% market basket increase (market basket update of 2.9% reduced by a productivity adjustment of 40 basis points) effective for discharges between October 1, 2019 and September 30, 2020. The 2020 IRF Rule includes the final form of Section GG changes. Section GG affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn will likely negatively impact our reimbursement amounts. The 2020 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values. There are also changes to the IRF quality reporting program that require IRFs to collect and report more quality data and clinical information in the future. Based on the market basket update, our analysis of the Section GG changes and the other adjustments included in the 2020 IRF Rule and other factors, we currently estimate Medicare payment rates for our inpatient rehabilitation segment will be flat to up 0.75% in fiscal year 2020.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On November 1, 2019, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2020. The provisions of this rule, including the updates to the fee schedule, are not expected to be material to us.
Home Health. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. A physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient and then certify to CMS that a patient meets the eligibility requirements for the home health benefit. This initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment is valid for a 60-day episode of care. Prior to January 1, 2020, Medicare paid home health providers under the HH-PPS for each 60-day episode of care for each patient. Providers typically received either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim at the beginning of the episode of care based on the patient’s condition and treatment needs. The provider received the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments. This partial early payment process is referred to as the Request for Anticipated Payment or “RAP.”
Beginning January 1, 2020, Medicare reimburses home health providers under a new payment system, referred to as the Patient-Driven Groupings Model (“PDGM”). PDGM replaces the current 60-day episode of payment methodology with a 30-day payment period and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the current therapy service-use thresholds, to determine payments. Under PDGM, the initial certification will remain valid for 60-days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin. There are currently no limits to the number of home health treatment periods a Medicare patient may receive assuming there is eligibility for each successive period. PDGM also reduces the early payment opportunity available through RAP in 2020 and eliminates RAP completely in 2021. Additionally, beginning in 2022, home health providers will be required to submit a Notice of Admission, or “NOA,” within 5 days of the start of the initial treatment period and within 5 days of day 31 for the second 30-day payment period. CMS will reduce reimbursement for agencies that fail to submit a NOA timely. For additional discussion of PDGM and other regulatory and legislative initiatives that could impact our home health business, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Home health Medicare payments are adjusted based on each patient’s condition and clinical treatment. This is referred to as the case-mix adjustment. In addition to the case-mix adjustment, payments for periods of care may be adjusted for other reasons, including unusually large (outlier) costs, low-utilization patients (such as those requiring one to five visits based on the case-mix group), and geographic differences in wages. Payments are also made for non-routine medical supplies that are used in treatment.
On October 31, 2018, CMS released its notice of final rulemaking for calendar year 2019 for home health agencies under the HH-PPS (the “2019 HH Rule”). The 2019 HH Rule provided for a net market basket update of 2.2%, after taking into account a productivity adjustment reduction of 80 basis points and offsetting adjustments for the rural add-on program and outlier patients, effective for episodes ending in calendar year 2019. The 2019 HH Rule also included other pricing changes, such as a reduction to the case-mix weights for certain cases.

On October 31, 2019, CMS released its notice of final rulemaking for calendar year 2020 for home health agencies under the HH-PPS (the “2020 HH Rule”). Pursuant to the requirements of the 2018 Budget Act, the 2020 HH Rule finalized the implementation of PDGM for 2020. In addition to the significant changes to the home health reimbursement model related to PDGM discussed above, the 2020 HH Rule requires additional quality reporting measures and significantly increases the standardized patient assessment data elements collected by providers beginning in 2022. With respect to Medicare reimbursement rates, the 2020 HH Rule implements a net 1.3% market basket increase (market basket update of 1.5% reduced by 0.2% for an extension of the rural payment add-on factor) in 2020. The 2020 HH Rule then reduces the base payment rate by 4.4% to offset the provider behavioral changes that CMS assumes PDGM will drive. Based on the market basket update, our analysis of PDGM’s significant changes to the reimbursement model and the other adjustments included in the 2020 HH Rule as well as other factors, we currently estimate Medicare payment rates for our home health business will decrease between 2.0% and 3.0% in 2020.
For additional discussion of PDGM and other regulatory and legislative initiatives that could impact our home health business, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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
On August 1, 2018, CMS released its notice of final rulemaking for fiscal year 2019 for hospice agencies under the Hospice-PS (the “2019 Hospice Rule”). The final rule updated hospice payments between October 1, 2018 and September 30, 2019. The 2019 Hospice Rule provided for a net market basket update of 1.8%.
On July 31, 2019, CMS released its notice of final rulemaking for fiscal year 2020 for hospice agencies under the Hospice-PS (the “2020 Hospice Rule”). The 2020 Hospice Rule provides for various pricing updates for hospice payments between October 1, 2019 through September 30, 2020 and makes other policy updates, including adding a requirement to provide additional cost sharing information to beneficiaries if there are services that will not be covered by the hospice agency. Based on our analysis of the various pricing adjustments included in the 2020 Hospice Rule as well as other factors, we currently estimate Medicare payment rates for our hospice business will increase between 0.25% and 0.75% in fiscal year 2020.
For additional discussion of matters and risks related to reimbursement, see Item 1A, Risk Factors.
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2019, typical rate increases for our inpatient rehabilitation contracts ranged from 2-4% and for our home health and hospice contracts ranged from 0-3%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2019, Medicaid payments represented only 2.8% of our consolidated Net operating revenues. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially the result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely impact our revenues or our profitability.”
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
Regulation
The healthcare industry is subject to significant federal, state, and local regulation that affects our business activities by controlling the reimbursement we receive for services provided, requiring licensure or certification of our operations, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and controlling our growth. State and local healthcare regulation may cover additional matters such as nurse staffing ratios, healthcare worker safety, marijuana legalization, and assisted suicide. We are also subject to the broader federal and state regulations that prohibit fraud and abuse in the delivery of healthcare services. Congress, HHS-OIG, and the DOJ have historically focused on fraud and abuse in healthcare. Since the 1980s, a steady stream of changes have stiffened penalties or made it easier for DOJ to impose liability on companies and individuals, and the pace of these changes has only been increasing. The 2018 Budget Act continues this emphasis by increasing the criminal and civil penalties that can be imposed for violating federal health care laws. As a healthcare provider, we are subject to periodic audits, examinations and investigations conducted by, or at the direction of, government investigative and oversight agencies. Failure to comply with applicable federal and state healthcare regulations can result in a provider’s exclusion from participation in government reimbursement programs and in substantial civil and criminal penalties.
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
Beyond healthcare specific regulations, we face increasing state and local regulation in areas, such as labor and employment and data privacy, traditionally subject to only or primarily federal regulation. In addition to the risk and burden of new, additional, or more stringent regulatory standards, these state and local regulations often conflict with federal regulation, and with each other. Given the number of locations in which we operate, increasing state and local regulation, which may be more stringent than federal regulation and may even conflict with federal or other state or local regulation, represents a significant burden and risk to us.
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
We have developed operational systems to oversee compliance with the various standards and requirements of the Medicare program and have established ongoing quality assurance activities; however, given the complex nature of governmental healthcare regulations, there can be no assurance Medicare, Medicaid, or other regulatory authorities will not allege instances of noncompliance. A determination by a regulatory authority that a facility or agency is not in compliance with applicable requirements could also lead to the assessment of fines or other penalties, loss of licensure, exclusion from participation in Medicare and Medicaid, and the imposition of requirements that the offending facility or agency must take corrective action.
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities or agencies, or the introduction of new beds or inpatient, home health, and hospice services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2019, approximately 51% of our licensed beds and 36% of our home health and hospice locations are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any instance where we are subject to a CON law, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency.
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
In an attempt to reduce regulation and increase competition, lawmakers in several states have recently proposed modification or even full repeal of CON laws. In 2019, Florida enacted legislation to repeal CON laws for several provider types, including IRFs, in two stages. Effective July 1, 2019, existing IRFs became eligible to expand without first obtaining a CON. Effective July 1, 2021, new IRFs may operate without first obtaining a CON. Other states are expected to consider CON-related legislation and regulation changes, including in some cases expanding CON requirements, in 2020 and beyond.

False Claims
The federal False Claims Act (the “FCA”) imposes liability for the knowing presentation of a false claim to the United States government and provides for penalties equal to three times the actual amount of any overpayments plus up to approximately $23,000 per claim. Federal civil penalties will be adjusted to account for inflation each year. In addition, the FCA allows private persons, known as “relators,” to file complaints under seal and provides a period of time for the government to investigate such complaints and determine whether to intervene in them and take over the handling of all or part of such complaints. The government and relators may also allege violations of the FCA for the knowing and improper failure to report and refund amounts owed to the government in a timely manner following identification of an overpayment. This is known as a “reverse false claim.” The government deems identification of the overpayment to occur when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment.
Because we perform thousands of similar procedures a year for which we are reimbursed by Medicare and other federal payors and there is a relatively long statute of limitations, a billing error, cost reporting error or disagreement over physician medical judgment could result in significant damages and civil and criminal penalties under the FCA. Many states have also adopted similar laws relating to state government payments for healthcare services. The 2010 Healthcare Reform Laws amended the FCA to expand the definition of false claim, to make it easier for the government to initiate and conduct investigations, to enhance the monetary reward to relators where prosecutions are ultimately successful, and to extend the statute of limitations on claims by the government. The federal government has become increasingly aggressive in asserting that incidents of erroneous billing or record keeping represent FCA violations and in challenging the medical judgment of independent physicians as the basis for FCA allegations. Furthermore, well-publicized enforcement actions indicate that the federal government has increasingly sought to use statistical sampling to extrapolate allegations to larger pools of claims or to infer liability without proving knowledge of falsity of individual claims. For additional discussion, see Item 1A, Risk Factors, and Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
We operate a number of our rehabilitation hospitals and a few of our home health agencies through joint ventures with institutional healthcare providers that may be in a position to make or influence referrals to us. In addition, we have a number of relationships with physicians and other healthcare providers, including management or service contracts. Some of these investment relationships and contractual relationships may not fall within the protection offered by a safe harbor. Despite our compliance and monitoring efforts, there can be no assurance violations of the Anti-Kickback Law will not be asserted in the future, nor can there be any assurance our defense against any such assertion would be successful.
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
Physician Self-Referral Law. The federal law commonly known as the “Stark law” and CMS regulations promulgated under the Stark law prohibit physicians from making referrals for “designated health services” including inpatient and outpatient hospital services, physical therapy, occupational therapy, radiology services, and home health services, to an entity in which the physician (or an immediate family member) has an investment interest or other financial relationship, subject to certain exceptions. The Stark law also prohibits those entities from filing claims or billing Medicare for those referred services. Violators of the Stark law and regulations may be subject to recoupments, civil monetary sanctions (up to $26,000 for each violation and assessments up to three times the amount claimed for each prohibited service) and exclusion from any federal, state, or other governmental healthcare programs. The statute also provides a penalty of up to $172,000 for a circumvention scheme. Federal civil penalties will be adjusted to account for inflation each year. There are statutory exceptions to the Stark law for many of the customary financial arrangements between physicians and providers, including personal services contracts and leases. However, in order to be afforded protection by a Stark law exception, the financial arrangement must comply with every requirement of the applicable exception.
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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2019, we have not been selected for audit.
HIPAA and related HHS regulations contain certain administrative simplification provisions that require the use of uniform electronic data transmission standards for certain healthcare claims and payment transactions submitted or received electronically. HIPAA regulations also regulate the use and disclosure of individually identifiable health-related information, whether communicated electronically, on paper, or orally. The regulations provide patients with significant rights related to understanding and controlling how their health information is used or disclosed and require healthcare providers to implement administrative, physical, and technical practices to protect the security of individually identifiable health information.
The Health Information Technology for Economic and Clinical Health (“HITECH”) Act modifies and expands the privacy and security requirements of HIPAA. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The modifications to existing HIPAA requirements include: expanded accounting requirements for electronic health records, tighter restrictions on marketing and fundraising, and heightened penalties and enforcement associated with noncompliance. Significantly, the HITECH Act also establishes new mandatory federal requirements for notification of breaches of security involving protected health information. The HHS-OCR rules implementing the HITECH Act expand the potential liability for a breach involving protected health information to cover some instances where a subcontractor is responsible for the breaches and that individual or entity was acting within the scope of delegated authority under the related contract or engagement. These rules generally define “breach” to mean the acquisition, access, use or disclosure of protected health information in a manner not permitted by the HIPAA privacy standards, which compromises the security or privacy of protected health information. Under these rules, improper acquisition, access, use, or disclosure is presumed to be a reportable breach, unless the potentially breaching party can demonstrate a low probability that protected health information has been compromised.
HHS-OCR is responsible for enforcing the requirement that covered entities notify HHS and any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to media outlets. The heightened penalties for noncompliance range from $100 to $50,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at $50,000 per violation and are not subject to a per violation statutory maximum. Penalties are also subject to an annual cap for multiple identical violations in a single calendar year. Pursuant to 2019 guidance from HHS-OCR, this enforcement caps ranges from $25,000 per year to $1,500,000 per year depending on an entity’s level of culpability. Importantly, HHS-OCR has indicated that the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies could qualify as willful neglect.
In addition, there are numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy concerns. Healthcare providers will continue to remain subject to any federal or state privacy-related laws, including but not limited to the California Consumer Privacy Act, that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties. HHS-OIG and other regulators have also increasingly interpreted laws and regulations in a manner as to increase exposure of healthcare providers to allegations of noncompliance. Any actual or perceived violation of privacy-related laws and regulations, including HIPAA and the HITECH Act, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
Our business, operations, and financial position are subject to various risks. Some of these risks are described below, and the reader should take such risks into account in evaluating Encompass Health or any investment decision involving Encompass Health. This section does not describe all risks that may be applicable to us, our industry, or our business, and it is intended only as a summary of material risk factors. More detailed information concerning other risks and uncertainties as well as those described below is contained in other sections of this annual report. Still other risks and uncertainties we have not or cannot foresee as material to us may also adversely affect us in the future. If any of the risks below or other risks or uncertainties discussed elsewhere in this annual report are actually realized, our business and financial condition, results of operations, and cash flows could be adversely affected. In the event the impact is materially adverse, the trading price of our common stock could decline.
Reductions or changes in reimbursement from government or third-party payors could adversely affect our Net operating revenues and other operating results.
We derive a substantial portion of our Net operating revenues from the Medicare program. See Item 1, Business, “Sources of Revenues,” for a table identifying the sources and relative payor mix of our revenues. In addition to many ordinary course reimbursement rate changes that the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), adopts each year as part of its annual rulemaking process for various healthcare provider categories, Congress and some state legislatures have periodically proposed significant changes in laws and regulations governing the healthcare system. Many of these changes have resulted in limitations on the increases in and, in some cases, significant roll-backs or reductions in the levels of payments to healthcare providers for services under many government reimbursement programs. There can be no assurance that future governmental initiatives will not result in pricing freezes, reimbursement reductions, or reduced levels of reimbursement increases that are less than the increases we experience in our costs of operation.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. The Trump administration and the United States Congress have previously attempted, and may in the future attempt, to change or repeal provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which eliminated the tax penalty for individuals for failing to enroll in health insurance beginning in 2019. On January 20, 2017, President Trump issued his first executive order titled “Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal,” that directs federal regulators to begin dismantling those laws through regulatory and policy-making processes and procedures, “to the maximum extent permitted by law.” In December 2018, a federal district court in Texas invalidated the 2010 Healthcare Reform Laws in their entirety based on the elimination of the tax penalty but postponed enforcement of that decision pending appeal. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the district court decision but remanded the case for additional analysis on the question of severability. The future of the 2010 Healthcare Reform Laws as well as the nature and substance of any other healthcare legislation remain uncertain. The 2020 presidential election is likely to involve extensive debate over dramatically different approaches to federal healthcare policy. Any future changes may ultimately impact the provisions of the 2010 Healthcare Reform Laws discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.
For Medicare providers like us, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type in an effort to compensate providers for rising operating costs. The 2010 Healthcare Reform Laws required reductions, the last of which ended in 2019, in the annual market basket updates for hospital providers ranging from 10 to 75 basis points and for hospice agencies 30 basis points. For home health agencies, the 2010 Healthcare Reform Laws directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. In addition, the 2010 Healthcare Reform Laws require the market basket updates for hospital, home health, and hospice providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have resulted in decreases to the market basket updates ranging from 30 to 100 basis points.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Sequestration has been extended by subsequent legislation, most recently by the Bipartisan Budget Act of 2019, which was signed into law on August 2, 2019. Under current law each year through fiscal year 2029, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed or modified before then. The Bipartisan Budget Act of 2018 (the “2018 Budget Act”), signed into law by President Trump on February 9, 2018, includes several provisions affecting Medicare reimbursement. Among those changes, the 2018 Budget Act mandates the adoption of a new Medicare payment model for home health providers effective in 2020 and eliminates the payment adjustments mandated by the 2010 Health Care Reform Laws in favor of fixing a market basket update of 1.5% in 2020.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs the United States Department of Health and Human Services (“HHS”), in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the implementation of a new post-acute payment system, we believe this act lays the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which will make it easier to create a unified payment system in the future. For example, CMS recently established new case-mix classification models for both home health, discussed further below, and skilled nursing facilities which rely on patient characteristics rather than the amount of therapy received to determine payments. Another example is CMS’s implementation of the new patient assessment measures for IRFs discussed below. The IMPACT Act also creates additional data reporting requirements for our hospitals and home health agencies. The precise details of these new reporting requirements, including timing and content, are being developed and implemented by CMS through the regulatory process that we expect will continue to take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.
Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency, advises Congress on issues affecting Medicare and makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (“HH-PPS”) and the hospice payment system (“Hospice-PS”). MedPAC also provides comments to CMS on proposed rules, including the prospective payment system rules. Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for legislative or regulatory action.
In connection with CMS’s final rulemaking for the IRF-PPS and the HH-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. In a March 2019 report to Congress, MedPAC recommended, among other things, legislative changes to reduce by 2% the 2020 update for hospice agencies and reduce by 5% the base payments under the HH-PPS and IRF-PPS. In the March 2019 report, MedPAC also reiterated a previous recommendation for Congress to increase the outlier payment pool, to be funded by reductions to base Medicare payments rates under the IRF-PPS. This proposal would adversely affect us as we have a relatively low percentage of outlier patients compared to other inpatient rehabilitation providers.
In a June 2018 report mandated by the IMPACT Act, MedPAC reiterated its recommendation that Congress adopt a unified payment system for all post-acute care (“PAC-PPS”) in lieu of separate systems for inpatient rehabilitation facilities (“IRFs”), skilled nursing facilities, long-term acute care hospitals, and home health agencies. A PAC-PPS would rely on “site neutral” reimbursement based on patients’ medical conditions and other clinical factors rather than the care settings. MedPAC found a PAC-PPS to be feasible and desirable but also suggested many existing regulatory requirements, including the 60% rule discussed below and the requirement for a minimum of three hours of therapy per day, should be waived or modified as part of implementing a PAC-PPS. MedPAC previously estimated, although we cannot verify the methodology or the accuracy of that estimate, a PAC-PPS would result in 15% and 1% decreases to IRF and home health reimbursements, respectively. As a precursor to a unified PAC-PPS, MedPAC discussed in November 2017 a potential recommendation to change the case-mix weights in each post-acute setting for 2019 and 2020 to a blend of the current setting specific weight and the proposed unified PAC-PPS weight, which MedPAC suggested would shift money from for-profit and freestanding IRFs to non-profit and hospital-based IRFs. MedPAC has also called for aligning Medicare regulatory requirements across post-acute providers, although the agency has acknowledged it could take years to complete this effort. Additionally, MedPAC previously has suggested that Medicare should ultimately move from fee-for-service reimbursement to more integrated delivery payment models.

MedPAC also recommended significant changes to the HH-PPS, some of which CMS incorporated into the new payment system mandated by the 2018 Budget Act, referred to as the Patient-Driven Groupings Model (“PDGM”), and set out in the final rule for the 2019 HH-PPS. Beginning in 2020, PDGM replaces the current 60-day episode of payment methodology with a 30-day payment period and eliminates therapy usage as a factor in setting payments (that is, more therapy visits lead to higher reimbursement). CMS adopted a 4.4% reduction in the base payment rate for 2020 intended to offset the provider behavioral changes that CMS assumes PDGM will drive. The reimbursement and other changes associated with PDGM could have a significant impact on our home health agencies.
With respect to significant changes to the IRF-PPS, CMS finalized pursuant to a requirement of the IMPACT Act a change, effective October 1, 2019, that replaces the FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them. This change in how patients are assessed and reported to CMS affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn will likely negatively impact our reimbursement amounts.
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
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. For example, in 2020, we expect our wage and benefit costs to increase at a rate in excess of our aggregate Medicare reimbursement rate increase. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
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
The healthcare industry in general is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models. In an integrated delivery payment model, hospitals, physicians, and other care providers are reimbursed in a fashion meant to encourage coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery payment model would represent a significant evolution or transformation of the healthcare industry, which may have a significant impact on our business and results of operations.
In recent years, HHS has been studying the feasibility of bundling, including conducting a voluntary, multi-year bundling pilot program to test and evaluate alternative payment methodologies. CMS’ voluntary Bundled Payments for Care Improvement Advanced (“BPCI Advanced”) initiative began October 1, 2018, runs through December 31, 2023, and covers 29 types of inpatient and three types of outpatient clinical episodes, including stroke and hip fracture. Providers participating in BPCI Advanced are subject to a semi-annual reconciliation process where CMS compares the aggregate Medicare expenditures for all items and services included in a clinical episode against the target price for that type of episode to determine whether the participant is eligible to receive a portion of the savings, or is required to repay a portion of the payment above target.

Accordingly, reimbursement may be increased or decreased, compared to what would otherwise be due, based on whether the total Medicare expenditures and patient outcomes meet, exceed or fall short of the targets.
Similarly, CMS has established per the 2010 Healthcare Reform Laws several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. According to CMS, 517 MSSP ACOs served 11.2 million patients as of January 1, 2020.
We continue to evaluate, on a case-by-case basis, appropriate BPCI Advanced and ACO participation opportunities for our hospitals and home health agencies. More than 20 of our inpatient rehabilitation hospitals have signed participation or preferred provider agreements with these alternative payment models. Given the timing of our involvement, those hospitals have treated only a limited number of patients under these alternative payment models to date. We have also partnered as the preferred home health provider with two ACOs serving approximately 26,000 total Medicare patients in Texas and Oklahoma, one of which met the minimum savings rate required to participate in Medicare shared savings for 2018.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model, which holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. The CJR originally was mandatory for the acute care hospitals in the 67 geographic areas covered. On November 30, 2017, CMS issued a final rule making the CJR voluntary in 33 of those areas. During the CJR model’s five-year term that ends in December 2020, healthcare providers in the 34 geographic areas with mandatory participation will continue to be paid under existing Medicare payment systems. However, the acute-care hospital where the joint replacement takes place will be held accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. As a result, CMS believes acute care hospitals will be incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs and home health agencies. We operate 25 inpatient rehabilitation hospitals in the 34 areas with mandatory participation.
The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care and integrated delivery payment models. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and integrated delivery payment models and value-based purchasing are uncertain. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches, including those discussed above and the new home health value-based purchasing model discussed below, being explored may not work or could change substantially prior to a nationwide implementation. While only a small percentage of our business currently is or is anticipated to be subject to the alternative payment models discussed above, we cannot be certain these models will not be expanded or made standard or new models will not be implemented broadly.
Additionally, as the number and types of bundling and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness or inability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals or by home care services. In an attempt to reduce costs, ACOs may seek to discourage referrals to post-acute care all together. To the extent that acute care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of new coordinated care and integrated delivery payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the False Claims Act (the “FCA”) that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS Office of Inspector General (the “HHS-OIG”) or the United States Department of Justice (“DOJ”). Any such suspension would adversely affect our financial position, results of operations, and cash flows.
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
On September 30, 2019, CMS adopted a new rule as called for by the IMPACT Act that revises the discharge planning requirements applicable to our inpatient rehabilitation hospitals and home health agencies. Effective November 29, 2019, CMS now requires every hospital (including IRFs) to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. For our hospitals, this rule requires instituting standardized procedures to identify those patients who are likely to suffer adverse health consequences upon discharge in the absence of adequate discharge planning and to provide a discharge planning evaluation for such patients to ensure that appropriate arrangements for post-hospital care will be made before discharge. At the time of discharge, a hospital must transfer or refer the patient, along with all necessary medical information pertaining to the patient’s current course of illness and treatment, post-discharge goals of care, and treatment preferences, to the appropriate post-acute care service providers and suppliers, facilities, agencies, and other outpatient service providers and practitioners responsible for the patient’s follow-up or ancillary care. Patients must also be informed of all post-acute providers in the area and, for patients enrolled in managed care organizations, in network providers must be identified if the hospital has that information. Additional information must be provided to patients who are discharged home and referred for home health agency services or who are referred to other post-acute care services.
For home health agencies, the final rule includes several new requirements, including that home health agencies develop and implement an effective discharge planning process. Home health agencies must also send certain medical and other information to the post-discharge facility or health care practitioner, and comply with requests for additional information as may be necessary for treatment of the patient made by the receiving facility or health care practitioner. The rule will likely require implementation of new processes and modification of existing discharge forms and reports, and patient visits may need to be extended in order to accommodate patient education. We expect to incur additional one-time and recurring expenses in both our segments to comply with the new requirements, but at this time we cannot predict what the final impact will be. In areas where we are not part of a managed care network with significant enrollment, this discharge planning rule may negatively affect the number of patients choosing us.
In accordance with requirements adopted pursuant to the IMPACT Act, CMS implemented requirements to publish certain Medicare spending per beneficiary measures for each inpatient rehabilitation hospital in October 2016 and each home health agency in January 2017. The intent of tracking and publishing this data is to evaluate a given provider’s payment efficiency relative to the efficiency of the national median provider in that provider’s post-acute segment. CMS believes this measure will encourage improved efficiency and coordination of care in the post-acute setting by holding providers accountable for Medicare resource use during an episode of care. However, the measures may be misleading as they do not incorporate patient outcomes associated with those resources used. CMS has not proposed to compare payment efficiency across provider segments.
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois. RCD is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. Under RCD, providers may choose pre-claim review or post-payment review of all Medicare claims submitted or elect not to participate, in which case they will incur a 25% payment reduction on all claims. If a home health agency elects to participate in the review and 90% or more of its claims are found to be valid during the six month pre-claim review period, that agency may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. CMS implemented RCD in Ohio in September 2019. RCD is scheduled to expand to Texas in March 2020 and to North Carolina and Florida in May 2020. We operate agencies (representing approximately 44% of our home health Medicare claims) in these five states. We expect this demonstration project will require us to incur additional administrative and staffing costs and may impact the timeliness of claims payment given that Medicare administrative contractors in Illinois in a prior version of the project had difficulty processing pre-claim reviews on a timely basis. Accordingly, we may experience temporary decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, which could have an adverse effect on our financial position, results of operations, and liquidity.
As discussed above, MedPAC makes healthcare policy recommendations to Congress and provides comments to CMS on Medicare payment related issues. Congress is not obligated to adopt MedPAC’s recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt any given MedPAC recommendation. For example, in March and June 2019, MedPAC issued reports to Congress again recommending several possible changes, which MedPAC has advocated previously, to various post-acute payment systems. One possible change discussed was an increase to outlier payments to be funded by reductions to non-outlier payments rates under the IRF-PPS. This change would adversely impact us compared to other IRF providers because our hospitals have also historically averaged significantly less Medicare reimbursement for high cost outlier patients than other providers have averaged.
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
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket updates. For 2020, we expect no more than seven of our home health and hospice agencies will incur a reduction in their reimbursement rates.
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires IRF and home health providers to track and submit patient assessment data to support the calculation of 15 and 19 quality reporting measures, respectively.

In 2015, CMS established a five-year home health value-based purchasing model in nine states to test whether incentives for better care can improve outcomes in the delivery of home health services. The model, which began in 2016, applies a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee. As of December 31, 2019, we have 44 home health locations in those states, which account for 23% of our home health Medicare revenue. Performance will be assessed based on several process, outcome, and care satisfaction measures, and the payment adjustments to be applied on an annual basis are set forth in the table below:

Performance Year	Calendar Year for Payment Adjustment	Maximum Payment Adjustment (+/-)
2017	2019	5%
2018	2020	6%
2019	2021	7%
2020	2022	8%
To date, we have not experienced a decrease in Net operating revenues in excess of $0.5 million in any year. Based on 2018 performance data, we anticipate almost no impact to our 2020 reimbursements. There can be no assurance all of our hospitals and agencies will meet quality reporting requirements or quality performance in the future which may result in one or more of our hospitals or agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
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
Healthcare providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:

•	licensure, certification, enrollments, and accreditation;

•	policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements);

•	coding and billing for services;

•	requirements of the 60% compliance threshold under the 2007 Medicare Act;

•	relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;

•	quality of medical care;

•	use and maintenance of medical supplies and equipment;

•	maintenance and security of patient information and medical records;

•	minimum staffing;

•	acquisition and dispensing of pharmaceuticals and controlled substances; and

•	disposal of medical and hazardous waste.
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
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. The HHS-OIG website indicates active work plans will focus on incentives under the IRF-PPS to discharge patients prematurely to home health agencies and appropriate documentation to support claims by home health and hospice agencies. Another active work plan provides HHS-OIG will determine if hospice patients are receiving the required visits by registered nurses. In September 2016, the HHS-OIG released a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, that HHS-OIG report involved an extremely small sample size, was not a random sample of cases, included some citations to coverage requirements that did not match actual regulations, appeared to conflate technical documentation requirements with medical necessity determinations, and was at odds with actual Medicare Administrative Contractors (“MACs”) reviews of claims during that same timeframe which found substantially lower error rates. The HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.
As the recent HHS-OIG work plans demonstrate, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, are essential to demonstrating our compliance with various regulatory and reimbursement requirements. For example, to support the determination that a patient’s IRF treatment was reasonable and necessary, the file must contain, among other things, an admitting physician’s assessment of the patient as well as a post-admission assessment by the treating physician and other information from clinicians relating to the plan of care and the therapies being provided. These physicians are not employees. They exercise independent medical judgment. We and our hospital medical directors, who are independent contractors, provide training on a regular basis to the physicians who treat patients at our hospitals regarding appropriate documentation. However, we ultimately do not and cannot control the physicians’ medical judgment. In connection with subsequent payment audits and investigations, there can be no assurance as to what opinion a third party may take regarding the status of patient files or the physicians’ medical judgment evidenced in those files.
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. Those subpoenas requested documents, including copies of patient medical records, related to reimbursement claims submitted during periods ranging from January 2008 through December 2013. The associated investigation led by DOJ was based on whistleblower claims of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requested documents and materials relating to practices, procedures, protocols and policies of certain pre- and post-admissions activities at these hospitals including marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% Rule,” 60% or more of the patients of an IRF must have at least one of a specified list of medical conditions in order to be reimbursed at the IRF-PPS payment rates, rather than at the lower acute care hospital payment rates.
We settled the DOJ investigation, together with the related qui tam or whistleblower lawsuits, in 2019 for a total payment of $48 million. In return for the settlement payment, the plaintiffs dismissed with prejudice their pending qui tam claims, and DOJ provided Encompass Health and all its subsidiaries with a release from civil liability. See Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements for additional discussion of this matter.
Although we have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, we have in the past been, and could in the future be, required to return portions of reimbursements for discharges alleged after the fact to have not been appropriate under the applicable reimbursement rules and change our patient admissions practices going forward. We could also be subjected to other liabilities, including (1) criminal penalties, (2) civil penalties, including monetary penalties and the loss of our licenses to operate one or more of our hospitals, and (3) exclusion or suspension of one or more of our hospitals from participation in the Medicare, Medicaid, and other federal and state healthcare programs, which, if lengthy in duration and material to us, could potentially trigger a default under our credit agreement or debt instruments.
Because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. As discussed above in connection with the 2010 Healthcare Reform Laws, the federal government has in the last couple of years made compliance enforcement and fighting healthcare fraud top priorities. In the past few years, DOJ and HHS as well as federal lawmakers have significantly increased efforts to ensure strict compliance with various reimbursement related regulations as well as combat healthcare fraud. DOJ has pursued and recovered record amounts based on alleged healthcare fraud. The increased enforcement efforts have frequently included aggressive arguments and interpretations of laws and regulations that pose risks for all providers. For example, the federal government has increasingly asserted that incidents of erroneous billing or record keeping may represent violations of the FCA. Human error and oversight in record keeping and documentation, particularly where those activities are the responsibility of non-employees, are always a risk in business, and healthcare providers and independent physicians are no different. Additionally, the federal government has been willing to challenge the medical judgment of independent physicians in determining issues such as the medical necessity of a given treatment plan.
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
In the context of our inpatient rehabilitation business, one of the prevalent grounds for denying a claim or challenging a previously paid Medicare claim in an audit is that the patient’s treatment in a hospital was not medically necessary. The medical record must support that both the documentation and coverage criteria requirements are met for the hospital stay to be considered medically reasonable and necessary. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting. A Medicare claim may be denied or challenged based on an opinion of the auditor that the record did not evidence medical necessity for treatment in an IRF or lacked sufficient documentation to support the conclusion. In the past, we had a MAC that made determinations regarding medical necessity using its own uniquely restrictive interpretations of the CMS coverage rules or imposing otherwise arbitrary conditions not set out in the related rules, which resulted in a significant number of payment denials.
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
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE initiative, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE initiative includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2019, none of our hospitals or agencies have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. We cannot predict whether the TPE initiative or similar probes or reviews will affect our ability to collect a material amount of Medicare claims on a timely basis in the future.
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
RAC audits of IRFs initially focused on coding errors but subsequently expanded to include medical necessity and billing accuracy reviews. To date, the Medicare payments subject to RAC audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2019. We have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing pre-payment denials by MACs. CMS has authorized RACs to conduct complex reviews of the medical records associated with both IRF and home health reimbursement claims.
CMS has also established contractors known as the Uniform Program Integrity Contractors (“UPICs,” formerly known as “ZPICs”). These contractors are successors to the Program Safeguard Contractors and conduct audits with a focus on potential fraud and abuse issues. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or DOJ. Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error. We have, from time to time, received UPIC record requests which have resulted in claim denials on paid claims. In some cases, the UPICs have extrapolated error rates to larger pools of our claims. In the most significant example to date, a UPIC denied less than $2 million in claims but recouped an extrapolated amount of approximately $30 million. We have appealed substantially all UPIC denials, including the recoupment noted above, arising from these audits using the same process we follow for appealing other denials by contractors and will continue to contest the use of extrapolation in any context.
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
Our third-party payors may also, from time to time, request audits of the amounts paid, or to be paid, to us. We could be adversely affected in some of the markets where we operate if the auditing payor alleges substantial overpayments were made to us due to coding errors or lack of documentation to support medical necessity determinations. Similarly, there can be no assurance that our current or future MACs will not take restrictive interpretations of Medicare coverage rules. Because one MAC has jurisdiction over a significant number of our hospitals and our hospitals derive a substantial portion of their revenue from Medicare, the adoption of restrictive interpretations of coverage rules by that MAC could result in a large number of payment denials and materially and adversely affect our financial position, results of operations, and cash flows.
The use of sub-regulatory guidance, statistical sampling, and extrapolation by CMS, Medicare contractors, HHS-OIG, and DOJ to deny claims, expand enforcement claims, and advocate for changes in reimbursement policy increases the risk that we could experience reduced revenue, suffer penalties, or be required to make significant changes to our operations.
Because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. Our ability to operate in a compliant manner impacts the claims denials, compliance enforcement, and regulatory processes discussed in other risks above. The federal government’s reliance on sub-regulatory guidance, such as handbooks, FAQs, internal memoranda, and press releases, presents a unique challenge to compliance efforts. Such sub-regulatory guidance purports to explain validly promulgated regulations but often expands or supplements existing regulations without constitutionally and statutorily required notice and comment and other procedural protections. Without procedural protections, sub-regulatory guidance poses a risk above and beyond reasonable efforts to follow validly promulgated regulations, particularly when the agency or MAC seeking to enforce such sub-regulatory guidance is not the agency or MAC issuing the guidance and therefore not as familiar with the substance and nature of the underlying regulations or even clinical issues involved.
Additionally, the federal government is increasingly turning to statistical sampling and extrapolation to expand claims denials and enforcement efforts and advocate for changes in reimbursement policy. Through sampling and extrapolation, the government takes a review of a small number of reimbursement claims and generalizes the results of that review to a much broader universe of claims, which can result in significant increases in the aggregate number and value of claims at issue. Increasing use of extrapolation can be found in payment review audits, such as those conducted by RACs and UPICs. In addition to payment reviews, government agencies may allege compliance violations, including submission of false claims, based on sampling and extrapolation and seek to change reimbursement policy. For example, the HHS-OIG issued a report in September 2018 purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, the HHS-OIG report involves an extremely small sample size, is not a random sample of cases, includes incorrect references to coverage requirement regulations, appears to conflate technical documentation requirements with medical necessity determinations, and is at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. Notwithstanding the technical statistical flaws that can arise in sampling small groups of claims and the extremely problematic nature of extrapolation in the context of individualized decisions of medical judgment as some courts are beginning to note, sampling and extrapolation pose a growing risk to healthcare providers in the form of more significant claims of overpayments and increased legal costs to defend against these problematic regulatory practices. Any associated loss of revenue or increased legal costs could materially and adversely affect our financial position, results of operations, and cash flows.

Delays in the administrative appeals process associated with denied Medicare reimbursement claims may delay or reduce receipt of the related reimbursement amounts for services previously provided.
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from widespread probes and audits, are subject to appeal by providers. We have historically appealed a majority of our denials. For claims we choose to appeal to an administrative law judge, we have historically experienced a success rate of approximately 70%. Due to the sheer number of appeals and various administrative inefficiencies, including a shortage of judges, appeals that are due to be resolved in a matter of months commonly take years to complete. For example, most of our appeals heard in 2019 related to denials received in 2013 and 2014. We believe the process for resolving individual Medicare payment claims that are denied will continue to take several years. Additionally, the number of new denials far exceeds the number of appeals resolved in recent years (except 2018) as shown in the following summary of our inpatient rehabilitation segment activity:

	New Denials	Collections of Previously Denied Claims	Revenue Reserve for New Denials
	(In Millions)
2019	$20.2	$14.9	$6.1
2018	10.2	14.1	3.0
2017	43.6	27.6	13.0
2016	74.9	26.2	20.6
2015	79.0	15.0	20.6
We currently record our estimates for pre-payment denials and for post-payment audit denials that will ultimately not be collected as a component of Net operating revenues. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the accompanying consolidated financial statements. Given the continuing or increasing delays along with the increasing number of denials in the backlog, we may experience decreases in Net operating revenues and/or decreases in cash flow as a result of increasing accounts receivable, which may in turn lead to a change in the patients and conditions we treat. Any of these impacts could have an adverse effect on our financial position, results of operations, and liquidity. Although Congress has considered legislation to reform and improve the Medicare audit and appeals process, we cannot predict what, if any, legislation will be adopted or what, if any, effect that legislation might have on the audit and appeals process.
In May 2014, the American Hospital Association (the “AHA”) and others filed a lawsuit seeking to compel HHS to meet the statutory deadlines for adjudication of denied Medicare claims. In December 2016, the presiding federal district court judge in the lawsuit ordered HHS to eliminate the backlog of appeals by the end of 2020. HHS appealed the federal district court decision, and an appeals court remanded the order for further consideration of how HHS can eliminate the backlog. On November 1, 2018, the district court again ordered HHS to achieve the following reductions: 19% by the end of fiscal year 2019; 49% by the end of fiscal year 2020; 75% by the end of fiscal year 2021; and 100% by the end of fiscal year 2022. We cannot predict what, if any, further action CMS will take to reduce the backlog or how long it will take to resolve our pending appeals of payment denials that are part of the backlog.
The Hospital Pricing Transparency Rule could adversely affect our business and results of operations.
On November 15, 2019, CMS released a final rule on hospital price transparency requirements that become effective on January 1, 2021. This rule requires hospitals to publish on the internet in a consumer-friendly format their standard charges based on negotiated rates for all items and services and up to 300 common shoppable services. Shoppable services are those routinely provided in non-urgent situations and include those ancillary services that customarily accompany the primary service being provided. The charges for an individual item or service to be published include:

•	gross charge (charge as reflected on a hospital’s chargemaster, absent any discounts),

•	payer-specific negotiated charge (charge negotiated with a third party payer for an item or service),

•	de-identified minimum negotiated charge (lowest charge negotiated with all third-party payers),

•	de-identified maximum negotiated charge (highest charge negotiated with all third-party payers), and

•	discounted cash price (charge that applies to an individual who pays cash).
This rule imposes significant initial and ongoing burdens on hospitals to track and publish various billing information. CMS estimates the total burden for hospitals to review and post their standard charges for the first year to be 150 man-hours and $11,898.60 per hospital. In the event a hospital fails to comply with the new requirements and does not complete the prescribed corrective action, CMS may impose a civil monetary penalty of up to $300 per day.
In December 2019, several hospital organizations, including the AHA, filed suit in federal court challenging this rule. The plaintiffs seek to invalidate the rule, but pending final adjudication, they asked the court to grant preliminary and permanent injunctions preventing HHS from enforcing the rule’s requirements beginning in 2021. We cannot predict the outcome of any legal challenges to this rule.
Many states have also passed or are debating legislation establishing price transparency websites or mandating that health plans or hospitals make price information available to consumers. The associated reporting obligations vary from state to state. We cannot predict what the adverse effects of this new CMS rule or any state law or regulation, such as the effect on relations with managed care payors and referral sources, may be for us. The burden of compliance with the associated requirements will have an adverse impact on our operations, results of operations, and cash flows.
Medicaid Fiscal Accountability Proposed Rule, if adopted as proposed by CMS, may adversely affect our business and results of operations.
On November 12, 2019, CMS released a proposed rule intended to increase oversight and transparency in Medicaid supplemental payment programs, including Disproportionate Share Hospital payments, and how states finance these programs. This proposed rule includes new policies to ensure that states are complying with the statutory restriction on using impermissible provider taxes or donations to fund their share of Medicaid reimbursements. Specifically, CMS expands the definition of impermissible tax to include provider assessments which have the effect of sorting providers by levels of Medicaid activity. Currently, inpatient rehabilitation hospitals are exempted based upon the hospital licensure category or services provided in 15 states within which we operate. If CMS ultimately finds that those exemptions are based upon low Medicaid utilization in comparison to other hospitals, generally acute care hospitals, subject to the taxes, our hospitals in those states could be subjected to new provider taxes. The proposed rule also seeks to eliminate mitigation agreements between healthcare providers and state or local governments which CMS believes result in a “net effect” of holding those providers harmless from a provider tax. In 2019, our hospitals received approximately $10 million under mitigation agreements.
Because it is difficult to predict how any particular state might respond to the new requirements in this proposed rule should it be finalized as proposed, the impact on our Medicaid revenues cannot be determined. Some states may decide to limit federal matching dollars that could result in Medicaid reimbursement rate reductions, while other states may chose to maximize their Medicaid funding by increasing provider tax payments. Various changes in this proposal rule may adversely affect our Net operating revenues, results of operations, and cash flows.

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
In the home health and hospice services industries, our primary competition comes from the home health division of a large insurance company, three other large public home health companies, locally owned private home health companies or acute care hospitals with adjunct home health services and typically varies from market to market. We also compete with a variety of other companies in providing home health and hospice services, some of which, including several large public companies, may have greater financial and other resources and may be more established in their respective communities. One public home health company has a strategy that emphasizes joint ventures with acute care hospitals, including a number of joint ventures with large systems, which frequently serve as the referral sources for home health patients in specific markets. Similarly, there is a large insurance company that offers Medicare Advantage coverage and owns a home health business. That insurance company is one of the largest providers of Medicare-certified skilled home health services. Additionally, nursing homes compete for referrals in some instances when the patients may be suitable for home-based care.
Competing companies may offer newer or different services from those we offer or have better relationships with referring physicians and may thereby attract patients who are presently, or would be candidates for, receiving our inpatient rehabilitation, home health, or hospice services. The other public companies and the insurance companies have or may obtain significantly greater marketing and financial resources or other advantages of scale than we have or may obtain. Relatively few barriers to entry exist in most of our local markets. Accordingly, other companies, including hospitals and other healthcare organizations that are not currently providing competing services, may expand their services to include inpatient rehabilitation, home health, hospice care, community care, or similar services.
There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need (“CON”) laws to weaken those laws, which could potentially increase competition in those states. For example, in 2019, Florida enacted legislation to repeal CON regulations for several provider types, including IRFs, in two stages. Effective July 1, 2019, existing IRFs became eligible to expand without first obtaining a CON. Effective July 1, 2021, new IRFs can be built without first obtaining a CON. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, Properties.
If we are unable to maintain or develop relationships with patient referral sources, our growth and profitability could be adversely affected.
Our success depends in large part on referrals from physicians, hospitals, case managers and other patient referral sources in the communities we serve. By law, referral sources cannot be contractually obligated to refer patients to any specific provider. However, there can be no assurance that individuals will not attempt to steer patients to competing post-acute providers or otherwise limit our access to potential referrals. The establishment of joint ventures or networks between referral sources, such as acute care hospitals, and other post-acute providers may hinder patient referrals to us. The growing emphasis on integrated care delivery across the healthcare continuum increases that risk.
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
We also depend on referrals from physicians, acute care hospitals, and other healthcare providers in the communities we serve. As a result of various alternative payment models, many referral sources are becoming increasingly focused on reducing post-acute costs by eliminating post-acute care referrals or referring patients to post-acute settings other than perceived high-cost rehabilitation hospitals, sometimes without understanding the potential impact on patient outcomes over an entire episode of care. Our ability to attract patients could be adversely affected if any of our hospitals or agencies fail to provide or maintain a reputation for providing high-quality care on a cost-effective basis as compared to other providers.
We may have difficulty completing investments and transactions that increase our capacity consistent with our growth strategy.
We are selectively pursuing strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient acquisition or other development targets and to complete those transactions to meet goals. In the home health industry, there is significant competition among acquirors attempting to secure the acquisition of companies that have a large number of locations. In the inpatient rehabilitation industry, the costs of constructing new hospitals may be increasing faster than the general inflation rate. In many states, the need to obtain governmental approvals, such as a CON or an approval of a change in ownership, may represent a significant obstacle to completing transactions. Additionally, in states with CON laws, it is not unusual for third-party providers to challenge the initial awards of CONs, the increase in the number of approved beds in an existing CON, or the expansion of the area served, and the adjudication of those challenges and related appeals may take many years. These factors may increase the cost to us associated with any acquisition or de novo development or prevent us from completing one or more acquisitions or de novo developments.
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
Investments, acquisitions, joint ventures or other development opportunities identified and completed may involve material cash expenditures, debt incurrence, operating losses, amortization of certain intangible assets of acquired companies, issuances of equity securities, liabilities, and expenses, some of which are unforeseen, that could materially and adversely affect our business, financial position, results of operations and liquidity. Acquisitions, investments, and joint ventures involve numerous risks, including:

•
limitations, including state CONs as well as anti-trust, Medicare, and other regulatory approval requirements, on our ability to complete such acquisitions, particularly those involving not-for-profit providers, on terms, timetables, and valuations reasonable to us;

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
We may undertake strategic acquisitions from time to time. For example, we completed the acquisitions of the home health and hospice business of Camellia Heathcare and Alacare Home Health and Hospice in 2018 and 2019, respectively. Prior to consummation of any acquisition, the acquired business will have operated independently of us, with its own procedures, corporate culture, locations, employees and systems. We expect to integrate acquired businesses into our existing business utilizing certain common information systems, operating procedures, administrative functions, financial and internal controls and human resources practices to the extent practicable. There may be substantial difficulties, costs and delays involved in the integration of an acquired business with our business. Additionally, an acquisition could cause disruption to our business and operations and our relationships with customers, employees and other parties. In some cases, the acquired business has itself grown through acquisitions, and there may be legacy systems, operating policies and procedures, financial and administrative practices yet to be fully integrated. To the extent we are attempting to integrate multiple businesses at the same time, we may not be able to do so as efficiently or effectively as we initially anticipate. The failure to successfully integrate on a timely basis any acquired business with our existing business could have an adverse effect on our business, financial position, results of operations, and cash flows.
We anticipate our acquisitions will result in benefits including, among other things, increased revenues and an enhanced ability to provide a continuum of facility-based and home-based post-acute healthcare services. However, acquired businesses may not contribute to our revenues or earnings to the extent anticipated, and any synergies we expect may not be realized after the acquisitions have been completed. If the acquired businesses underperform and any underperformance is other than temporary, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could result in the diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.
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
If our labor costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare, as is expected to happen in 2020, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration and the PDGM reimbursement rate reductions, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased labor costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our labor costs. Our failure to recruit and retain qualified medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.
We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, most of which are general and professional liability matters inherent in treating patients with medical conditions. Our more significant lawsuits and investigations, including the recently settled DOJ investigation, are discussed in Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
The FCA allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as “whistleblower” or “qui tam” actions, can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. Qui tam cases are sealed at the time of filing, which means knowledge of the information contained in the complaint typically is limited to the relator, the federal government, and the presiding court. The defendant in a qui tam action may remain unaware of the existence of a sealed complaint for years. While the complaint is under seal, the government reviews the merits of the case and may conduct a broad investigation and seek discovery from the defendant and other parties before deciding whether to intervene in the case and take the lead on litigating the claims. The court lifts the seal when the government makes its decision on whether to intervene. If the government decides not to intervene, the relator may elect to continue to pursue the lawsuit individually on behalf of the government.
The settled DOJ investigation originated in 2013 based on the allegations made by relators. The seven-year investigation produced no evidence of falsity or fraudulent conduct. Eventually, the court overseeing the qui tam actions refused to give DOJ more time to decide whether to intervene and unsealed the cases. DOJ chose not to intervene and prosecute the matter. Even when a matter is without merit, as we believe was the case with this investigation, we may still incur significant costs of defense or settlement costs or both.
It is possible that other qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the FCA.
The healthcare services we provide involve substantial risk of general and professional liability. Inpatient rehabilitative care involves three hours of daily intensive therapy for patients who are usually elderly and come to our hospitals with debilitating medical conditions. Our clinicians must frequently assist patients who have difficulty with mobility. Home care services, by their very nature, are provided in an environment that is not in the substantial control of the healthcare provider. On any given day, we have thousands of care providers driving to and from the homes of patients. We cannot predict the impact any claims arising out of the travel, the home visits or the care being provided (regardless of their ultimate outcomes) could have on our business or reputation or on our ability to attract and retain patients and employees. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies.
We insure a substantial portion of our professional, general, and workers’ compensation liability risks, which may not include risks related to regulatory fines and penalties, through our captive insurance subsidiary, as discussed further in Note 11, Self-Insured Risks, to the accompanying consolidated financial statements. Changes in the number of these liability claims and the cost to resolve them impact the reserves for these risks. A variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the reserves for these liability risks, which could have an effect on our financial position and results of operations.
The proper function, availability, and security of our information systems are critical to our business.
We are and will remain dependent on the proper function, availability and security of our and third-party information systems, including our electronic clinical information system, referred to as ACE-IT, which plays a substantial role in the operations of the hospitals, and the information systems currently in use by our home health and hospice business. We undertake measures to protect the safety and security of our information systems and the data maintained within those systems, and we periodically test the adequacy of our security and disaster recovery measures. We have implemented administrative, technical and physical controls on our systems and devices in an attempt to prevent unauthorized access to that data, which includes patient information subject to the protections of the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act and other sensitive information. For additional discussion of these laws, see Item 1, Business, “Regulation.”
We expend significant capital to protect against the threat of security breaches, including cyber attacks, email phishing schemes, malware and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by breaches, including the unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees annual training and regular reminders on important measures they can take to prevent breaches and other cyber threats, including phishing schemes. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, breach or unavailability of our and our vendors’ information systems, including systems used in acquired operations, and third-party systems we use. In January 2018, news reports widely circulated the discovery of two vulnerabilities, named Meltdown and Spectre, found in the most commonly used microchip processors. These vulnerabilities which affect nearly all computers could allow unauthorized parties to circumvent system protections exposing nearly any data device processes, such as passwords, proprietary information, or encrypted communications.
To date, we are not aware of having experienced a material cyber breach or attack. However, given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, financial position, and results of operations and harm our business reputation.
A compromise of our network security measures or other controls, or of those businesses or vendors with whom we interact, which results in confidential information being accessed, obtained, damaged or used by unauthorized persons or unavailability of systems necessary to the operation of our business, could impact patient care, harm our reputation, and expose us to significant remedial costs as well as regulatory actions (fines and penalties) and claims from patients, financial institutions, regulatory and law enforcement agencies, and other persons, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows. The nature of our business requires the sharing of protected health information and other sensitive information among employees and healthcare partners, many of whom carry and access portable devices outside of our physical locations, which in turn increases the risk of loss, theft or inadvertent disclosure of that information. Moreover, a security breach, or threat thereof, could require that we expend significant resources to repair or improve our information systems and infrastructure and could distract management and other key personnel from performing their primary operational duties. In the case of a material breach or cyber attack, the associated expenses and losses may exceed our current insurance coverage for such events. Some adverse consequences are not insurable, such as reputational harm and third-party business interruption. Failure to maintain proper function, security, or availability of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
ACE-IT is subject to a licensing, implementation, technology hosting, and support agreement with Cerner Corporation. Similarly, we have an agreement to license, host, and support a comprehensive home care management and clinical information system, Homecare HomebaseSM. In addition, we have a number of partners and non-software vendors with whom we share data in order to provide patient care and otherwise operate our business. In fact, federal laws and regulations require interoperability among healthcare entities in many circumstances. Our inability, or the inability of our partners or vendors, to continue to maintain and upgrade information systems, software, and hardware could disrupt or reduce the efficiency of our operations, including affecting patient care. A security breach or other system failure involving Cerner, Homecare Homebase or another third-party with whom we share data or system connectivity could compromise our patient data or proprietary information or disrupt our ability to operate. In addition, costs, unexpected problems, and interruptions associated with the implementation or transition to new systems or technology or with adequate support of those systems or technology across numerous hospitals and agencies could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to negative publicity which could adversely affect our business.
For many years, a primary focus of the healthcare industry has been to increase the use of electronic health records, or “EHR,” and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of the Health Information Technology for Economic and Clinical Health (HITECH) Act, the federal government set aside $27 billion of incentives for hospitals and providers to adopt EHR systems. In 2019, CMS proposed policy changes supporting its MyHealthEData initiative to improve patient access and advance electronic data exchange and care coordination throughout the healthcare system. The

Interoperability and Patient Access Proposed Rule seeks to make patient data more useful and transferable through open, secure, standardized, and machine-readable formats while reducing restrictive burdens on healthcare providers. In addition to this proposed rule, CMS released a request for information to obtain feedback on interoperability and health information technology adoption in post-acute care settings. As noted in connection with the release of the proposed rule, CMS seeks to break down existing barriers to important data exchange in all aspects of healthcare from patients to providers to payers and researchers.
The goals of increased use of electronic health data and interoperability are improved quality of care and lower healthcare costs generally. However, increased use of electronic health data and interoperability inherently magnifies the risk of security breaches involving that data and information systems, which risk is discussed above. Additionally, the sharing of health information, that is interoperability, has received increasingly negative publicity. There is at least one well publicized instance where organizations received significant negative publicity for sharing health data despite having appeared to comply in all respects with privacy law. There can be no assurance that our efforts to improve the care we deliver and to comply with the law through increasing use of electronic data and system interoperability will not receive negative publicity that may materially and adversely affect our ability to get patient referrals or enter into joint ventures with other providers or may lead to greater regulatory scrutiny. Negative publicity may also lead to federal or state regulation that conflicts with current federal policy and interferes with the healthcare industry’s efforts to improve care and reduce costs through use of electronic data and interoperability.
Successful execution of our current business plan depends on our key personnel.
The success of our current business plan depends in large part upon the leadership and performance of our executive management team and other key employees and our ability to retain and motivate these individuals. We rely upon their ability, expertise, experience, judgment, discretion, integrity and good faith. However, there is no guarantee we will be able to retain our key personnel. Our only employment agreements are with members of the home health and hospice senior management team. We entered into those agreements in connection with the acquisition of that business at the end of 2014. They expired at the end of 2019, but in the fourth quarter of 2019, we executed updated forms of the agreements with terms of three years. If we are unable to retain one or more key members of management, we may be unable to replace them with personnel of comparable experience in, or knowledge of, the healthcare provider industry or our specific post-acute segments. The loss of the services of any of these individuals could prevent us from successfully executing our business plan and could have a material adverse effect on our business and results of operations.
A pandemic, epidemic or other widespread outbreak of an infectious disease could adversely affect our operations.
If a pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis were to occur in areas in which we operate, our operations could be materially and adversely affected. State or local health departments may require us or a significant referral source for us to close one or more hospitals or limit patient admissions as a precautionary measure in a crisis to avoid the spread of a disease. Patients may choose to avoid elective procedures and hospital stays during a health crisis. Further, a pandemic, epidemic or other widespread outbreak might adversely affect our operations by causing staffing and supply shortages. We have infectious disease protocols, but the exact nature of a crisis stemming from a pandemic, epidemic or other widespread outbreak and how it would affect us is difficult to predict and could adversely affect our operations.
Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.
Many factors affect pricing of our services and, in turn, our revenues. For example, in the inpatient rehabilitation segment, these factors include the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). In recent years, our inpatient rehabilitation segment has experienced a shift in payor mix to a slightly larger percentage of Medicaid patients. We could also experience a shift to a lower average patient acuity. Both of these shifts adversely affect pricing growth. See the “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The expansion and growth of Medicaid resulting from provisions of the 2010 Healthcare Reform Laws have increased the number of those patients coming to us. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. We do not anticipate that Medicaid will continue to grow at the rate it has in recent years. However, we cannot predict what, if any, Medicaid changes will be adopted. We cannot predict whether our payor mix will to shift to lower reimbursement rate payors. In the future, we may experience shifts in our payor mix or the acuity of our patients that could adversely affect our pricing, Net operating revenues, and profitability.

We may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business.
As of December 31, 2019, we have approximately $2.7 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $384.1 million in finance leases). See Note 10, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
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
These covenants could adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. For additional discussion of our material debt covenants, see the “Liquidity and Capital

Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements.
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2019, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2019, approximately 70% of our consolidated Property and equipment, net was held by our company and its guarantor subsidiaries under its credit agreement. See Note 10, Long-term Debt, and Note 21, Condensed Consolidating Financial Information, to the accompanying consolidated financial statements, and Item 2, Properties.
Uncertainty in the capital markets could adversely affect our ability to carry out our development objectives.
In recent years, the global and sovereign credit markets have experienced significant disruptions, and the debt ceiling and federal budget disputes in the United States as well as international trade disputes affected capital markets. Future market shocks could negatively affect the availability or terms of certain types of debt and equity financing, including access to revolving lines of credit. Future business needs combined with market conditions at the time may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. For example, tight credit markets, such as might result from further turmoil in the sovereign debt markets, would likely make additional financing more expensive and difficult to obtain. The inability to obtain additional financing at attractive rates or prices could have a material adverse effect on our financial performance or our growth opportunities.
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
If any of our hospitals or home health or hospice agencies fail to comply with the Medicare enrollment requirements or conditions of participation, that hospital or agency could be terminated from the Medicare program.
Each of our hospitals and home health and hospice agencies must comply with extensive enrollment requirements and conditions of participation for the Medicare program. If any fail to meet any of the Medicare enrollment requirements or conditions of participation, we may receive a notice of deficiency from the applicable survey agency or contractor, as applicable. If that hospital or agency then fails to institute an acceptable plan of correction and correct the deficiency within the applicable correction period, it could lose the ability to bill Medicare. A hospital or agency could be terminated from the Medicare program if it fails to address the deficiency within the applicable correction period. If CMS terminates one hospital or agency, it may increase its scrutiny of others under common control.
On September 5, 2019, CMS released a final rule that will implement over a period time additional provider enrollment provisions and create several new revocation and denial authorities in an attempt to bolster CMS’ efforts to prevent waste, fraud and abuse. A few provisions of this new rule could significantly increase the complexity of filing enrollment applications for all of our provider entities, including increased burden related to tracking and identifying required reporting data from our joint venture partners. This rule requires Medicare and Medicaid providers and suppliers to disclose any current or previous (in the last five years), direct or indirect affiliation with a provider or supplier that has ever had a disclosable event. A disclosable event is any uncollected debt to Medicare or Medicaid, payment suspension under a federal health care program, denial, revocation or termination of enrollment (even if it is under appeal), or exclusion by the OIG from participation in a federal health care program. The rule also broadens the definition of an affiliation, including many indirect ownership or control situations such as ownership interests in a publicly traded company. If CMS determines an affiliation with a disclosable event poses an undue risk of fraud, waste or abuse, then the provider reporting that affiliation may be subject to exclusion from Medicare. Currently, information regarding uncollected debt, payment suspensions and enrollment actions are not generally available, so obtaining such information on affiliates could prove difficult or impossible in some situations. CMS intends to issue further guidance on the level of effort it expects providers to undertake to uncover information on their affiliates.
Under this new rule, CMS may revoke a provider’s Medicare enrollment, including all of the provider’s locations, if the provider bills for services performed at or items furnished from one location that it knew or should have known did not comply with Medicare enrollment requirements, including making the disclosures discussed above. CMS has the ability to prevent applicants from enrolling in the program for up to three years if a provider is found to have submitted false or misleading information in its initial enrollment application. Additionally, CMS can now block providers and suppliers who are revoked from re-entering the Medicare program for up to 10 years. CMS may also revoke a provider’s enrollment if it fails to report on a timely basis any change in ownership or control, revocation or suspension of a federal or state license or certification, or any other change in its enrollment data.
Any termination of one or more of our hospitals or agencies from the Medicare program for failure to satisfy the enrollment requirements or conditions of participation could materially adversely affect our business, financial position, results of operations, and cash flows.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We currently maintain our principal executive office at 9001 Liberty Parkway, Birmingham, Alabama, the lease for which expires in 2033 and has multiple renewal options for additional five-year terms.
In addition to our principal executive office, as of December 31, 2019, we leased or owned through various consolidated entities 453 physical locations to operate or support our business. All but three of our hospital leases, which represent the largest portion of our rent expense, have at least five years remaining on their terms after taking into consideration one or more renewal options. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Our home health and hospice business is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily 5,000 square feet or less. Those space leases are typically five years or less in term. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospitals and our home health and hospice locations (excluding two of the home health locations that operate as joint ventures which we account for using the equity method of accounting) as of December 31, 2019:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Home Health and Hospice Locations
Alabama *+	427	2		3	2	7	59
Arizona	396	1		2	3	6	5
Arkansas +	360	3		1	1	5	5
California	184	2		—	1	3	—
Colorado	104	1		—	1	2	6
Connecticut*	—	—		—	—	—	1
Delaware *	37	—		1	—	1	—
Florida *	947	10		—	2	12	18
Georgia *+	160	2	(1)	1		3	26
Idaho	40	—		1	—	1	12
Illinois *	65	—		1	—	1	3
Indiana	98	1		—	—	1	1
Kansas	242	1		—	2	3	6
Kentucky *+	323	2		1	—	3	3
Louisiana	47	1		—	—	1	3
Maine *	100	—		—	1	1	—
Maryland *+	64	1		—	—	1	3
Massachusetts *	560	2		—	2	4	5
Mississippi*+	33	—		—	1	1	20
Missouri *	191	—		2	—	2	2
Nevada *	219	2		—	1	3	4
New Hampshire	50	—		1	—	1	—
New Jersey *+	199	1		1	1	3	—
New Mexico	87	1		—	—	1	7
North Carolina *+	68	1		—	—	1	6
Ohio	210	1		—	2	3	1
Oklahoma	60	—		1	—	1	22
Oregon*	—	—		—	—	—	2
Pennsylvania	745	5		—	4	9	4
Puerto Rico *+	72	—		—	2	2	—
Rhode Island *+	—	—		—	—	—	1
South Carolina *+	456	2		4	1	7	4
Tennessee *+	493	5		4	—	9	8
Texas	1,573	12		3	9	24	63
Utah	84	1		—	—	1	15
Virginia *	297	2		1	3	6	11
West Virginia *+	258	1		3	—	4	—
Wyoming	—	—		—	—	—	2
	9,249	63		31	39	133	328	(2)

*     Hospital certificate of need state or U.S. territory. In Florida, existing IRFs became eligible to expand without first obtaining a CON effective July 1, 2019, and new IRFs may operate without first obtaining a CON effective July 1, 2021.
+ Home health certificate of need state or U.S. territory.

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

(2)	This total includes 245 locations where we provide home health services and 83 locations where we provide hospice services.
Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Legal Proceedings
We provide services in the highly regulated healthcare industry. In the ordinary course of our business, we are a party to various legal actions, proceedings, and claims as well as regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines, and other penalties. Some of these matters have been material to us in the past, and others in the future may, either individually or in the aggregate, be material and adverse to our business, financial position, results of operations, and liquidity. We do not believe any of our pending legal proceedings are material to us, but there can be no assurance our assessment will not change based on future developments.

Additionally, the False Claims Act (the “FCA”) allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as “qui tam” actions, are common in the healthcare industry and can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. Therefore, from time to time, we may be party to one or more undisclosed qui tam cases brought pursuant to the FCA.

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
Holders
As of February 13, 2020, there were 98,433,352 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 7,453 holders of record (participant positions at The Depository Trust Corporation plus record holders).
Dividends
On February 20, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on April 15, 2020 to stockholders of record on April 1, 2020. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2019, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	2,744,223	(2)	$43.02	9,160,752	(3)
Plans not approved by stockholders	86,830	(4)		—
Total	2,831,053		$43.02	9,160,752

(1)	This calculation does not take into account awards of restricted stock, restricted stock units, or performance share units.

(2)	This amount assumes maximum performance by performance-based awards for which the performance has not yet been determined.

(3)	This amount represents the number of shares available for future equity grants under the 2016 Omnibus Performance Incentive Plan approved by our stockholders in May 2016.

(4)	This amount represents 86,830 restricted stock units issued under the 2004 Amended and Restated Director Incentive Plan, the material terms of which are described below.
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2019:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2019	5,803	$67.41	—	$204,120,171
November 1 through November 30, 2019	—	—	—	204,120,171
December 1 through December 31, 2019	—	—	—	204,120,171
Total	5,803	$67.41	—

(1)
Except as noted in the following sentence, the number of shares reported in this column represents shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October, 276 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2014 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2014	2015	2016	2017	2018	2019
Encompass Health Corporation	100.00	92.50	112.22	137.31	174.20	198.99
Standard & Poor’s 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P Health Care Services Select Industry Index	100.00	103.27	92.30	98.26	99.47	115.83

Item 6.	Selected Financial Data
We derived the selected consolidated financial data presented below as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below as of December 31, 2017 and as of and for the years ended December 31, 2016 and 2015 from our consolidated financial statements and related notes not included herein. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(In Millions, Except per Share Data)
Statement of Operations Data:
Net operating revenues	$4,605.0	$4,277.3	$3,913.9	$3,642.6	$3,115.7
Operating earnings (1)	612.1	555.2	578.3	588.1	485.7
Provision for income tax expense	115.9	118.9	145.8	163.9	141.9
Income from continuing operations	446.4	374.3	350.6	318.1	253.7
(Loss) income from discontinued operations, net of tax	(0.6)	1.1	(0.4)	—	(0.9)
Net income	445.8	375.4	350.2	318.1	252.8
Less: Net income attributable to noncontrolling interests	(87.1)	(83.1)	(79.1)	(70.5)	(69.7)
Net income attributable to Encompass Health	358.7	292.3	271.1	247.6	183.1
Less: Convertible perpetual preferred stock dividends	—	—	—	—	(1.6)
Net income attributable to Encompass Health common shareholders	$358.7	$292.3	$271.1	$247.6	$181.5

Weighted average common shares outstanding: (2) (3)
Basic	98.0	97.9	93.7	89.1	89.4
Diluted	99.4	99.8	99.3	99.5	101.0
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.66	$2.97	$2.88	$2.77	$2.03
Discontinued operations	(0.01)	0.01	—	—	(0.01)
Net income	$3.65	$2.98	$2.88	$2.77	$2.02
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.62	$2.92	$2.84	$2.59	$1.92
Discontinued operations	(0.01)	0.01	—	—	(0.01)
Net income	$3.61	$2.93	$2.84	$2.59	$1.91

Cash dividends per common share	$1.10	$1.04	$0.98	$0.94	$0.88

Amounts attributable to Encompass Health:
Income from continuing operations	$359.3	$291.2	$271.5	$247.6	$184.0
(Loss) income from discontinued operations, net of tax	(0.6)	1.1	(0.4)	—	(0.9)
Net income attributable to Encompass Health	$358.7	$292.3	$271.1	$247.6	$183.1

	As of December 31,
	2019	2018	2017	2016	2015
	(In Millions)
Balance Sheet Data:
Working capital	$34.8	$(10.4)	$184.7	$178.9	$172.3
Total assets (4)	6,080.7	5,175.0	4,864.5	4,663.8	4,592.2
Long-term debt, including current portion (2) (4)	3,062.6	2,514.4	2,577.7	3,016.4	3,171.5
Encompass Health shareholders’ equity (2)	1,352.2	1,276.7	1,152.5	717.8	597.5

(1)
We define operating earnings as income from continuing operations attributable to Encompass Health before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; (4) loss on interest rate swaps; and (5) income tax expense or benefit.

(2)
During the fourth quarter of 2013, we exchanged $320 million in aggregate principal amount of newly issued 2.00% Convertible Senior Subordinated Notes due 2043 (“Convertible Notes”) for 257,110 shares of our then outstanding 6.50% Series A Convertible Perpetual Preferred Stock. On April 23, 2015, we exercised our rights to force conversion of all remaining outstanding shares of our Convertible perpetual preferred stock into common stock. During the second quarter of 2017, we exercised the early redemption option and subsequently retired all $320 million of the Convertible Notes reducing our long-term debt balance by approximately $278 million. Substantially all of the holders elected to convert their Convertible Notes to shares of our common stock, which resulted in the issuance of 8.9 million shares from treasury stock. See Note 10, Long-term Debt and Note 17, Earnings per Common Share, to the accompanying consolidated financial statements.

(3)
During 2019, we repurchased 0.8 million million shares of our common stock in the open market for $45.9 million. During 2017, we repurchased 0.9 million shares of our common stock in the open market for $38.1 million. During 2016, we repurchased 1.7 million shares of our common stock in the open market for $65.6 million. During 2015, we repurchased 1.3 million shares of our common stock in the open market for $45.3 million.

(4)
In May 2018, we acquired Camellia Healthcare and affiliated entities using cash on hand and borrowings under our revolving credit facility. In July 2019, we acquired privately owned Alacare Home Health & Hospice using cash on hand and borrowings under our revolving credit facility. See Note 2, Business Combinations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements.

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
In addition, management’s discussion and analysis of our results of operations and cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017 may be found in, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of December 31, 2019, our national footprint spans 37 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business and reportable segments, see Item 1, Business and

Item 1A, Risk Factors, of this report, Note 19, Segment Reporting, to the accompanying consolidated financial statements, and the “Results of Operations” section of this Item.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 33 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2019, we operate 133 inpatient rehabilitation hospitals and manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 76% of our Net operating revenues for the year ended December 31, 2019.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice business is the nation’s eleventh largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of December 31, 2019, we provide home health services in 245 locations and hospice services in 83 locations across 31 states, with concentrations in the Southeast and Texas. In addition, two of these home health agencies operate as joint ventures that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 24% of our Net operating revenues for the year ended December 31, 2019.
2019 Overview
In 2019, we focused on the following strategic priorities:

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

•
positioning the Company for success in the evolving healthcare delivery system through key operational initiatives that include increasing clinical collaboration between our inpatient rehabilitation hospitals and home health locations, building stroke market share, developing and implementing post-acute solutions, transitioning to the new inpatient rehabilitation patient assessment measures, commonly referred to as “Section GG” measures, and preparing for implementation of the home health Patient-Driven Groupings Model (“PDGM”).

During 2019, Net operating revenues increased 7.7% over 2018 due primarily to pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. Within our inpatient rehabilitation segment, discharge growth of 3.9% coupled with a 1.5% increase in inpatient revenue per discharge in 2019 generated 5.0% growth in net patient revenue compared to 2018. Discharge growth included a 1.8% increase in same-store discharges. Within our home health and hospice segment, home health admission growth of 16.3% and hospice admission growth of 39.8% contributed to 17.3% growth in home health and hospice revenue compared to 2018. Home health admission growth and hospice admission growth included a 7.7% and 12.2% increase, respectively, in same-store admissions. Many of our quality and outcome measures remained above both inpatient rehabilitation and home health industry averages. Not only did we treat more patients and enhance outcomes, we did so in a cost-effective manner. See the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Our growth efforts continued to yield positive results in 2019. In our inpatient rehabilitation segment, we:

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

•	began operating our new 40-bed inpatient rehabilitation hospital in Katy, Texas in September 2019;

•	continued our capacity expansions by adding 152 new beds to existing hospitals; and

•	continued development of the following hospitals:

Location	# of Beds	Expected Operational Date
De novos:
Murrieta, California*	50	Q1 2020
Sioux Falls, South Dakota	40	Q2 2020
Toledo, Ohio	40	Q4 2020
Cumming, Georgia	50	Q1 2021
North Tampa, Florida	50	Q2 2021
Stockbridge, Georgia	50	Q3 2021
Greenville, South Carolina	40	Q3 2021
Joint ventures:
Coralville, Iowa	40	Q2 2020
San Angelo, Texas	40	Q2 2021
* We began operating this hospital in February 2020.
We also continued our growth efforts in our home health and hospice segment. On July 1, 2019, we completed the acquisition of privately owned Alacare Home Health and Hospice (“Alacare”) for a cash purchase price of $217.8 million. The Alacare portfolio consisted of 23 home health and 23 hospice locations in Alabama. We funded the transaction with cash on hand and borrowings under our revolving credit facility. In connection with this transaction, we expect to realize an income tax benefit with an estimated present value of approximately $30 million. For additional information regarding this transaction, see Note 2, Business Combinations, to the accompanying consolidated financial statements.
In addition to completing the Alacare transaction, we acquired two home health locations in East Providence, Rhode Island and Westport, Massachusetts and began accepting patients at our two new home health locations in Columbia, South Carolina and Vero Beach, Florida. We also began accepting patients at our two new hospice locations in Burleson, Texas and Greensburg, Pennsylvania.
To support our growth efforts, we continued taking steps to further increase the strength and flexibility of our balance sheet. Specifically, we redeemed $100 million of the outstanding principal balance of the 5.75% Senior Notes due 2024 (the “2024 Notes”) in June 2019. In September 2019, we issued $500 million of 4.50% Senior Notes due 2028 at par and $500 million of 4.75% Senior Notes due 2030 (the “New Notes”) at par, which resulted in approximately $983 million in net proceeds from the public offering. We used the proceeds to fund the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment, redeem $400 million of our 2024 Notes, and repay borrowings under our revolving credit facility. In November 2019, we amended our existing credit agreement to, among other things, increase the size of our revolving credit facility from $700 million to $1 billion and extend the agreement's maturity by two years to 2024. For additional information regarding these transactions, see Note 10, Long-term Debt, Note 12, Redeemable Noncontrolling Interests, and Note 14, Share-Based Payments, to the accompanying consolidated financial statements and the “Liquidity and Capital Resources” section of this Item.
We also continued our shareholder distributions by paying a quarterly cash dividend of $0.27 per share on our common stock in January, April, and July of this year. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share that was paid in October 2019. On October 25, 2019, our board of directors declared a cash dividend of $0.28 per share, that was paid on January 15, 2020 to stockholders of record on

January 2, 2020. In addition, we repurchased 0.8 million shares of our common stock in the open market for approximately $46 million during 2019. For additional information see the “Liquidity and Capital Resources” section of this Item.
During 2019, we continued to increase the clinical collaboration rate between our inpatient rehabilitation hospitals and home health locations. We increased stroke market share by continuing to meet the needs of patients recovering from a stroke, as discussed in Item 1, Business, “Competitive Strengths.” We developed and implemented post-acute solutions that focus on improving patient outcomes and lowering the cost of care by reducing hospital readmissions across the entire episode of care. Additionally, we transitioned to the new inpatient rehabilitation Section GG measures on October 1, 2019 and prepared for the implementation of the home health PDGM on January 1, 2020, which are both discussed further below and in Item 1, Business, and Item 1A, Risk Factors.
Business Outlook
We believe our business outlook remains positive. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those extremely fragmented industries.
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
The nature and timing of the transformation of the current healthcare system to coordinated care delivery and payment models is uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Furthermore, many of the alternative approaches being explored may not work as intended. However, our goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2023. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate. We have significant availability under our revolving credit facility, and we continue to generate strong cash flows from operations. Strong and consistent free cash flow generated by our Company, together with the unfunded commitment of our revolving credit facility, provides substantial capacity to pursue growth opportunities in both of our business segments while continuing to invest in our operational initiatives and capital structure strategy. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2020 Strategic Priorities.”
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models as well as post-acute site neutrality in Medicare reimbursement. The Medicare reimbursement systems for both inpatient rehabilitation and home health are undergoing significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so.

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

We have invested, and will continue to invest, substantial time, effort, and expense in implementing and maintaining training programs as well as internal controls and procedures designed to ensure regulatory compliance, and we are committed to continued adherence to these guidelines. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. The federal government’s reliance on sub-regulatory guidance, such as handbooks, FAQs, internal memoranda, and press releases, presents a unique challenge to compliance efforts. For additional details on sub-regulatory guidance, See Item 1A, Risk Factors.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, CMS, and state Medicaid programs. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims from current accounts receivable. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking several years. For additional details of these claim reviews, See Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements.
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois. RCD is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. The demonstration expanded to Ohio in September 2019 and will be expanded to Texas in March 2020 and in North Carolina and Florida in May 2020. We operate agencies (representing approximately 44% of our home health Medicare claims) in these five states. For additional details of the RCD program, see Item 1A, Risk Factors.
See also Item 1, Business, “Regulation,” and Item 1A, Risk Factors, to this report and Note 18, Contingencies and Other Commitments, “Governmental Inquiries and Investigations,” to the accompanying consolidated financial statements.

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

Many provisions within the 2010 Healthcare Reform Laws have impacted, or could in the future impact, our business. Most notable for us are Medicare reimbursement reductions, such as reductions to annual market basket updates to providers and reimbursement rate rebasing adjustments, and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives including the Bundled Payments for Care Improvement Initiative Advanced (“BPCI Advanced”) and the Comprehensive Care for Joint Replacement (“CJR”) program. The Center for Medicare and Medicaid Innovation (“CMMI”) plays a key role in the development of many of these new payment and service delivery models. Our challenges related to healthcare reform are discussed in Item 1, Business, “Sources of Revenues,” and Item 1A, Risk Factors.

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
As discussed in Item 1, Business, the future of the 2010 Healthcare Reform Laws as well as the nature and substance of any other healthcare legislation remain uncertain, nor can we predict whether other legislation affecting Medicare and post-acute care providers will be enacted, or what actions the Trump Administration may take through the regulatory process that may result in modifications to the 2010 Healthcare Laws or the Medicare program. Therefore, the ultimate nature and timing of any transformation of the healthcare delivery system is uncertain, and will likely remain so for some time. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
Each year, CMS adopts rules that update pricing and otherwise amend the respective payment systems. On July 31, 2019, CMS released its notice of final rulemaking for fiscal year 2020 under the inpatient rehabilitation facility prospective payment system (the “2020 IRF Rule”). Based on the market basket update, our analysis of the Section GG changes and the other adjustments included in the 2020 IRF Rule and other factors, we currently estimate Medicare payment rates for our inpatient rehabilitation segment will be flat to up 0.75% in fiscal year 2020 (effective October 1, 2019). On October 31, 2019, CMS released its notice of final rulemaking for calendar year 2020 for home health agencies under the home health prospective payment system (the “2020 HH Rule”). Based on the market basket update, our analysis of PDGM’s significant changes to the reimbursement model and the other adjustments included in the 2020 HH Rule as well as other factors, we currently estimate Medicare payment rates for our home health business will decrease between 2.0% and 3.0% in 2020. For additional details of the 2020 IRF Rule, 2020 HH Rule, and other proposed and adopted legislative and regulatory actions that may be material to our business, see Item 1, Business, and Item 1A, Risk Factors.

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

These key challenges notwithstanding, we believe we have a strong business model, a strong balance sheet, and a proven track record of achieving strong financial and operational results. We are attempting to position the Company to respond to changes in the healthcare delivery system and believe we will be in a position to take advantage of any opportunities that arise as the industry moves to this new stage. We believe we are positioned to continue to adapt to external events and create value for our shareholders in 2020 and beyond.

Results of Operations
Payor Mix
During 2019, 2018, and 2017, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2019	2018	2017
Medicare	75.1%	75.9%	76.0%
Medicare Advantage	10.6%	9.2%	8.6%
Managed care	8.3%	8.8%	9.3%
Medicaid	2.8%	2.6%	2.5%
Other third-party payors	0.9%	1.1%	1.3%
Workers' compensation	0.7%	0.7%	0.7%
Patients	0.5%	0.5%	0.5%
Other income	1.1%	1.2%	1.1%
Total	100.0%	100.0%	100.0%
Our payor mix is weighted heavily towards Medicare. We receive Medicare reimbursements under the IRF-PPS, the HH-PPS, and the hospice payment system (the “Hospice-PS”). For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.
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

Our Results
From 2017 through 2019, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In Millions)
Net operating revenues	$4,605.0	$4,277.3	$3,913.9	7.7%	9.3%
Operating expenses:
Salaries and benefits	2,573.0	2,354.0	2,154.6	9.3%	9.3%
Other operating expenses	623.6	585.1	531.6	6.6%	10.1%
Occupancy costs	82.3	78.0	73.5	5.5%	6.1%
Supplies	167.9	158.7	149.3	5.8%	6.3%
General and administrative expenses	247.0	220.2	171.7	12.2%	28.2%
Depreciation and amortization	218.7	199.7	183.8	9.5%	8.7%
Government, class action, and related settlements	—	52.0	—	(100.0)%	N/A
Total operating expenses	3,912.5	3,647.7	3,264.5	7.3%	11.7%
Loss on early extinguishment of debt	7.7	—	10.7	N/A	(100.0)%
Interest expense and amortization of debt discounts and fees	159.7	147.3	154.4	8.4%	(4.6)%
Other income	(30.5)	(2.2)	(4.1)	1,286.4%	(46.3)%
Equity in net income of nonconsolidated affiliates	(6.7)	(8.7)	(8.0)	(23.0)%	8.8%
Income from continuing operations before income tax expense	562.3	493.2	496.4	14.0%	(0.6)%
Provision for income tax expense	115.9	118.9	145.8	(2.5)%	(18.4)%
Income from continuing operations	446.4	374.3	350.6	19.3%	6.8%
(Loss) income from discontinued operations, net of tax	(0.6)	1.1	(0.4)	(154.5)%	(375.0)%
Net income	445.8	375.4	350.2	18.8%	7.2%
Less: Net income attributable to noncontrolling interests	(87.1)	(83.1)	(79.1)	4.8%	5.1%
Net income attributable to Encompass Health	$358.7	$292.3	$271.1	22.7%	7.8%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2019	2018	2017
Operating expenses:
Salaries and benefits	55.9%	55.0%	55.0%
Other operating expenses	13.5%	13.7%	13.6%
Occupancy costs	1.8%	1.8%	1.9%
Supplies	3.6%	3.7%	3.8%
General and administrative expenses	5.4%	5.1%	4.4%
Depreciation and amortization	4.7%	4.7%	4.7%
Government, class action, and related settlements	—%	1.2%	—%
Total operating expenses	85.0%	85.3%	83.4%
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals and home health and hospice locations open throughout both the full current period and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
2019 Compared to 2018
Net Operating Revenues
Our consolidated Net operating revenues increased in 2019 compared to 2018 primarily from pricing and volume growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
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
Salaries and benefits increased in 2019 compared to 2018 primarily due to salary increases for our employees, increased benefits costs, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. As a percent of Net operating revenues, Salaries and benefits increased during 2019 compared to 2018 primarily as a result of higher salaries and benefits cost increases compared to revenue pricing increases. See additional discussion in the “Segment Results of Operations” section of this Item.
Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals and home health and hospice agencies. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
Other operating expenses increased during 2019 compared to 2018 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses decreased during 2019 compared to 2018 primarily due to operating leverage resulting from revenue growth. See additional discussion in the “Segment Results of Operations” section of this Item.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
General and administrative expenses increased in 2019 compared to 2018 in terms of dollars and as a percent of Net operating revenues due primarily to increased corporate salaries and benefits costs, including expenses associated with stock appreciation rights (“SARs”), offset by lower costs associated with our rebranding. The 2019 SARs expense was approximately $82 million compared to approximately $56 million in 2018. The 2019 rebranding expenses were approximately $1 million compared to approximately $11 million in 2018. For additional information on SARs, see Note 14, Share-Based Payments, to the accompanying consolidated financial statements, and on the rebranding, see Item 1, Business.
Depreciation and Amortization
Depreciation and amortization increased during 2019 compared to 2018 due to our capital expenditures and development activities throughout 2018 and 2019. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Government, Class Action, and Related Settlements
The amount in Government, class action, and related settlements in 2018 related primarily to a $48 million loss contingency accrual we established in the fourth quarter of 2018 for the potential settlement of the investigation being conducted by the United States Department of Justice (the “DOJ”). We settled the DOJ investigation in 2019. See Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements for additional information on this matter.

Loss on Early Extinguishment of Debt
The Loss on early extinguishment of debt during 2019 resulted from the June and November redemptions of our 2024 Notes. See Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in 2019 compared to 2018 primarily resulted from the September 2019 issuances of our 2028 Notes and 2030 Notes offset by the June and November 2019 redemptions of our 2024 Notes. Cash paid for interest approximated $156 million and $150 million in 2019 and 2018, respectively. See Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
Other income for 2019 included a $19.2 million gain as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2019 increased compared to 2018 primarily due to increased Net operating revenues and the gain resulting from the consolidation of Yuma Rehabilitation Hospital, as discussed above, offset by the contingency accrual we established in the fourth quarter of 2018, as discussed above.
Provision for Income Tax Expense
Our Provision for income tax expense declined in 2019 compared to 2018 due primarily to the Government, class action, and related settlements discussed in Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements. See also Note 16, Income Taxes, to the accompanying consolidated financial statements.
On December 22, 2017, the US enacted the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is commonly referred to as “US tax reform,” significantly changed US corporate income tax laws by, among other things, reducing the US corporate income tax rate from 35% to 21% starting in 2018. See Note 16, Income Taxes, to the accompanying consolidated financial statements for further discussion.
Our cash payments for income taxes approximated $104 million, net of refunds, in 2019. These payments were based on estimates of taxable income for 2019. We estimate we will pay approximately $60 million to $80 million of cash income taxes, net of refunds, in 2020. In 2019 and 2018, current income tax expense was $75.9 million and $128.0 million, respectively.
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
Net Income Attributable to Noncontrolling Interests
The increase in Net income attributable to noncontrolling interests during 2019 compared to the same period of 2018 primarily resulted from increased profitability of our joint ventures and the July 1, 2019 consolidation of our Yuma Rehabilitation Hospital, as discussed above, which created a new noncontrolling interest.
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
Suppliers pass along rising costs to us in the form of higher prices. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs has enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2019, 2018, or 2017, and therefore, are not presented as a separate discussion within this Item.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 19, Segment Reporting, to the accompanying consolidated financial statements.
Inpatient Rehabilitation
During the years ended December 31, 2019, 2018 and 2017, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2019	2018	2017
Medicare	72.2%	73.2%	73.6%
Medicare Advantage	10.7%	9.2%	8.3%
Managed care	9.8%	10.3%	10.7%
Medicaid	3.1%	3.0%	3.0%
Other third-party payors	1.2%	1.5%	1.6%
Workers’ compensation	0.8%	0.8%	0.9%
Patients	0.7%	0.6%	0.6%
Other income	1.5%	1.4%	1.3%
Total	100.0%	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the years ended December 31, 2019, 2018 and 2017, is as follows:

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$3,423.5	$3,247.9	$3,039.3	5.4%	6.9%
Outpatient and other	89.5	98.3	102.0	(9.0)%	(3.6)%
Inpatient rehabilitation segment revenues	3,513.0	3,346.2	3,141.3	5.0%	6.5%
Operating expenses:
Salaries and benefits	1,813.1	1,701.5	1,603.8	6.6%	6.1%
Other operating expenses	521.9	502.3	462.5	3.9%	8.6%
Supplies	147.0	140.6	135.7	4.6%	3.6%
Occupancy costs	64.8	63.8	61.9	1.6%	3.1%
Other income	(10.5)	(3.6)	(4.1)	191.7%	(12.2)%
Equity in net income of nonconsolidated affiliates	(5.5)	(7.5)	(7.3)	(26.7)%	2.7%
Noncontrolling interests	82.6	77.2	67.6	7.0%	14.2%
Segment Adjusted EBITDA	$899.6	$871.9	$821.2	3.2%	6.2%

	(Actual Amounts)
Discharges	186,842	179,846	171,922	3.9%	4.6%
Net patient revenue per discharge	$18,323	$18,059	$17,678	1.5%	2.2%
Outpatient visits	375,525	488,754	576,345	(23.2)%	(15.2)%
Average length of stay (days)	12.6	12.6	12.7	—%	(0.8)%
Occupancy %	69.5%	69.3%	67.8%	0.3%	2.2%
# of licensed beds	9,249	8,966	8,851	3.2%	1.3%
Full-time equivalents*	21,967	21,335	20,802	3.0%	2.6%
Employees per occupied bed	3.42	3.43	3.47	(0.3)%	(1.2)%

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
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2019	2018	2017
Operating expenses:
Salaries and benefits	51.6%	50.8%	51.1%
Other operating expenses	14.9%	15.0%	14.7%
Supplies	4.2%	4.2%	4.3%
Occupancy costs	1.8%	1.9%	2.0%

2019 Compared to 2018
Net Operating Revenues
Revenue growth during 2019 compared to 2018 resulted from volume growth and an increase in net patient revenue per discharge. Discharge growth from new stores resulted from our joint ventures in Murrells Inlet, South Carolina (September 2018), Winston-Salem, North Carolina (October 2018), Lubbock, Texas (May 2019), and Boise, Idaho (July 2019), as well as wholly owned hospitals in Shelby County, Alabama (April 2018), Bluffton, South Carolina (June 2018), and Katy, Texas (September 2019). New-store growth also resulted from the consolidation of our Yuma Rehabilitation Hospital effective July 1, 2019. Discharge growth included a 1.8% increase in same-store discharges. Growth in net patient revenue per discharge primarily resulted from an increase in reimbursement rates and improvements in discharge destinations. The decrease in outpatient and other revenues in 2019 compared to 2018 was primarily due to the continued closures of hospital-based outpatient programs.
See Note 2, Business Combinations, to the accompanying consolidated financial statements for information regarding our joint ventures discussed above. See Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements for information regarding the consolidation of our Yuma Rehabilitation Hospital.
Adjusted EBITDA
The increase in Adjusted EBITDA for the inpatient rehabilitation segment in 2019 compared to 2018 primarily resulted from revenue growth, as discussed above. Salaries and benefits as a percent of Net operating revenues increased primarily due to higher salaries and wages per full-time equivalent, inclusive of approximately $3.5 million of training and education costs associated with the transition to CMS Section GG, as discussed in Item 1, Business, and Item 1A, Risk Factors.
Home Health and Hospice
During the years ended December 31, 2019, 2018 and 2017, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2019	2018	2017
Medicare	84.2%	85.3%	85.7%
Medicare Advantage	10.2%	9.5%	9.7%
Managed care	3.6%	3.6%	3.8%
Medicaid	1.7%	1.2%	0.6%
Workers’ compensation	0.1%	0.2%	—%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the years ended December 31, 2019, 2018 and 2017, is as follows:

	For the Year Ended December 31,			Percentage Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$918.0	$814.6	$702.4	12.7%	16.0%
Hospice	174.0	116.5	70.2	49.4%	66.0%
Home health and hospice segment revenues	1,092.0	931.1	772.6	17.3%	20.5%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	506.2	438.4	363.3	15.5%	20.7%
Support and overhead costs	381.7	323.5	277.2	18.0%	16.7%
Other income	—	(0.5)	—	100.0%	N/A
Equity in net income of nonconsolidated affiliates	(1.2)	(1.2)	(0.7)	—%	71.4%
Noncontrolling interests	9.5	8.5	6.9	11.8%	23.2%
Segment Adjusted EBITDA	$195.8	$162.4	$125.9	20.6%	29.0%

	(Actual Amounts)
Home health:
Admissions	159,727	137,396	124,870	16.3%	10.0%
Recertifications	116,084	111,581	92,989	4.0%	20.0%
Episodes	275,578	243,698	211,743	13.1%	15.1%
Revenue per episode	$2,972	$2,968	$2,984	0.1%	(0.5)%
Episodic visits per episode	17.1	17.6	17.9	(2.8)%	(1.7)%
Total visits	5,431,621	4,959,645	4,390,958	9.5%	13.0%
Cost per visit	$77	$76	$75	1.3%	1.3%
Hospice:
Admissions	10,452	7,474	4,870	39.8%	53.5%
Patient days	1,197,927	790,984	479,350	51.4%	65.0%
Average daily census	3,282	2,167	1,313	51.5%	65.0%
Revenue per day	$145	$147	$146	(1.4)%	0.7%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2019	2018	2017
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	46.4%	47.1%	47.0%
Support and overhead costs	35.0%	34.7%	35.9%

2019 Compared to 2018
Net Operating Revenues
Revenue growth during 2019 compared to 2018 was primarily driven from volume growth. Volume growth included a 7.7% increase in home health same-store admissions and the impact of the acquisition of Alacare on July 1, 2019 and Camellia Healthcare on May 1, 2018. Revenue per episode decreased primarily due to the patient mix of the former Alacare locations and the timing of episodes. Hospice revenue increased primarily due to the acquisition of Alacare and same-store admissions growth of 12.2%.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our acquisitions discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during 2019 compared to 2018 primarily resulted from revenue growth, as discussed above. Cost of services as a percent of Net operating revenues for 2019 compared to 2018 decreased primarily due to improvements in caregiver optimization and productivity in home health partially offset by higher costs at the former Alacare locations. Support and overhead costs as a percent of Net operating revenues for 2019 compared to 2018 increased primarily due to expenses associated with the integration of Alacare.
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
Consistent with these objectives, in June 2019, we redeemed $100 million of the outstanding principal amount of the 2024 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of 101.917%, which resulted in a total cash outlay of approximately $102 million. As a result of this redemption, we recorded a $2.3 million Loss on early extinguishment of debt in the second quarter of 2019.
In September 2019, we issued $500 million of the 2028 Notes at par and $500 million of the 2030 Notes at par (the “New Notes”), which resulted in approximately $983 million in net proceeds from the public offering. We used the net proceeds from the offering of the New Notes to fund the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment, redeem $400 million of our 2024 Notes as described below, and repay borrowings under our revolving credit facility.
In November 2019, we redeemed $400 million of the outstanding principal amount of our 2024 Notes. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of 100.958%, which resulted in a total cash outlay of approximately $404 million. As a result of this redemption, we recorded a $5.4 million Loss on early extinguishment of debt in the fourth quarter of 2019. Also in November 2019, we amended our existing credit agreement to, among other things, increase the size of our revolving credit facility from $700 million to $1 billion and extend the agreement's maturity by two years to 2024.
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2023. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate strong cash flows from operations, and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
See Note 10, Long-term Debt, to the accompanying consolidated financial statements.

Current Liquidity
As of December 31, 2019, we had $94.8 million in Cash and cash equivalents. This amount excludes $64.8 million in restricted cash ($57.4 million included in Restricted cash and $7.4 million included in Other long-term assets in our consolidated balance sheet) and $76.1 million of restricted marketable securities (included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2019, we had approximately $916 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2019, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2019 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2019, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2019.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor has the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. Specifically, up to one-third of each management investor’s shares of Holdings stock may be sold prior to December 31, 2018; two-thirds of each management investor’s shares of Holdings stock may be sold prior to December 31, 2019; and all of each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. The fair value is determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that includes the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. In September 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. As of December 31, 2019, the fair value of those outstanding shares of Holdings owned by management investors is approximately $208 million. In January 2020, we received additional exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. In February 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.
On February 20, 2020, Encompass Health entered into exchange agreements (each, an “Exchange Agreement”) with these two management investors, pursuant to which they have the right to exchange all of the remaining shares of Holdings held by them for shares of common stock of Encompass Health (the “EHC Shares”). Each of the Exchange Agreements provides that the management investor must deliver a written exchange notice (an “Exchange Notice”) to Encompass Health in order to exchange his or her remaining shares of Holdings for EHC Shares. Each Exchange Agreement further provides that the number of EHC Shares to be delivered to the management investor is to be determined by dividing the fair value of the shares of Holdings held by the management investor on the date of the Exchange Agreement by the last reported sales price of Encompass Health’s common stock on the New York Stock Exchange (the “NYSE”) on the date of delivery of the Exchange Notice.
On February 20, 2020, Encompass Health received an Exchange Notice from each of the management investors. Based on the last sales price of Encompass Health’s common stock on the NYSE on February 20, 2020, Encompass Health anticipates delivering an aggregate of approximately 561,000 EHC Shares, less than 0.6% of the total number of outstanding shares of the Encompass Health’s common stock, to the management investors. The settlement of the exchanges is expected to occur prior to the end of the first quarter of 2020. Encompass Health anticipates issuing the EHC Shares from its treasury shares. See also Note 12, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 with the remainder vesting on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs, which resulted in cash distributions of approximately $55 million. As of December 31, 2019, the fair value of the remaining 115,545 SARs is approximately $101 million, all of which is included in Other current liabilities in the accompanying consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs and in February 2020, we settled those awards upon payment of approximately $101 million in cash. See also Note 14, Share-Based Payments, to the accompanying consolidated financial statements.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2019, 2018, and 2017 (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$635.3	$762.4	$658.3
Net cash used in investing activities	(657.4)	(424.5)	(283.0)
Net cash provided by (used in) financing activities	48.2	(321.2)	(359.9)
Increase in cash, cash equivalents, and restricted cash	$26.1	$16.7	$15.4
2019 Compared to 2018
Operating activities. The decrease in Net cash provided by operating activities during 2019 compared to 2018 primarily resulted from the payment to management investors of our home health and hospice segment for vested stock appreciation rights, the settlement payment associated with the investigation conducted by the United States Department of Justice, and an increase in Accounts receivable due to volume increases in both segments during 2019. See Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

Investing activities. The increase in Net cash used in investing activities during 2019 compared to 2018 resulted primarily from the acquisition of Alacare, as described in Note 2, Business Combinations, to the accompanying consolidated financial statements, and an increase in purchases of property and equipment during 2019.
Financing activities. The increase in Net cash provided by financing activities during 2019 compared to 2018 primarily resulted from the public offering of the New Notes in September 2019 offset by cash used for principal payments on net debt, repurchases of common stock, and the purchase of equity interests held by the home health and hospice management team during the third quarter of 2019. See also See Note 10, Long-term Debt, and Note 12, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.
Contractual Obligations
Our consolidated contractual obligations as of December 31, 2019 are as follows (in millions):

	Total	2020	2021-2022	2023-2024	2025 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,633.5	$18.3	$41.5	$1,236.8	$1,336.9
Revolving credit facility	45.0	—	—	45.0	—
Interest on long-term debt (b)	840.0	135.8	269.3	230.2	204.7
Finance lease obligations (c)	640.5	50.4	94.4	90.0	405.7
Operating lease obligations (d)	384.2	57.5	98.6	75.1	153.0
Purchase obligations (e)	143.0	61.4	56.8	17.7	7.1
Other long-term liabilities (f)(g)	3.3	0.3	0.4	0.4	2.2
Total	$4,689.5	$323.7	$561.0	$1,695.2	$2,109.6

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 10, Long-term Debt, to the accompanying consolidated financial statements.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2019. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 7, Leases, and Note 10, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of operations.

(c)	Amounts include interest portion of future minimum finance lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 14% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the accompanying consolidated financial statements.

(e)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Encompass Health and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support and medical equipment. Purchase obligations are not recognized in our consolidated balance sheet.

(f)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers’ compensation risks, noncurrent amounts related to third-party billing audits, SARs, and deferred income taxes. As discussed above, the remaining SARs were exercised and settled during the first quarter of 2020. For more information, see Note 11, Self-Insured Risks, Note 14, Share-Based

Payments, and Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.

(g)
The table above does not include Redeemable noncontrolling interests of $239.6 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. As discussed above, a portion of the outstanding shares of Holdings were exercised and settled during the first quarter of 2020. See Note 12, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2019, we made capital expenditures of approximately $404 million for property and equipment, intangible assets, and capitalized software. These expenditures in 2019 are exclusive of approximately $232 million in net cash related to our acquisition activity. During 2020, we expect to spend approximately $440 million to $510 million for capital expenditures. Approximately $155 million to $165 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2020. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2018, February 2019, and May 2019, our board of directors declared cash dividends of $0.27 per share that were paid in January 2019, April 2019, and July 2019, respectively. On July 23, 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share, that was paid on October 15, 2019. On October 25, 2019, our board of directors declared a cash dividend of $0.28 per share, that was paid on January 15, 2020 to stockholders of record on January 2, 2020. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which amount was subsequently increased to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of December 31, 2019, approximately $204 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During 2019, we repurchased 0.8 million shares of our common stock in the open market for approximately $46 million under this repurchase authorization using cash on hand. Future repurchases under this authorization generally are expected to be funded using a combination of cash on hand and availability under our $1 billion revolving credit facility.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 10, Long-term Debt, to the accompanying consolidated financial statements. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

In general terms, the credit agreement definition of Adjusted EBITDA, therein referred to as “Adjusted Consolidated
EBITDA,” allows us to add back to consolidated Net income interest expense, income taxes, and depreciation and amortization and then add back to consolidated Net income (1) all unusual or nonrecurring items reducing consolidated Net income (of which only up to $10 million in a year may be cash expenditures), (2) any losses from discontinued operations, (3) non-ordinary course fees, costs and expenses incurred with respect to any litigation or settlement, (4) share-based compensation expense, (5) costs and expenses associated with changes in the fair value of marketable securities, (6) costs and expenses associated with the issuance or prepayment debt and acquisitions, and (7) any restructuring charges not in excess of 20% of Adjusted Consolidated EBITDA. We also subtract from consolidated Net income all unusual or nonrecurring items to the extent they increase consolidated Net income.
Under the credit agreement, the Adjusted EBITDA calculation does not require us to deduct net income attributable to noncontrolling interests or gains on fair value adjustments of hedging and equity instruments, disposal of assets, and development activities. It also does not allow us to add back losses on fair value adjustments of hedging instruments or unusual or nonrecurring cash expenditures in excess of $10 million. These items and amounts, in addition to the items falling within the credit agreement’s “unusual or nonrecurring” classification, may occur in future periods, but can vary significantly from period to period and may not directly relate to, or be indicative of, our ongoing liquidity or operating performance. Accordingly, the Adjusted EBITDA calculation presented here includes adjustments for them.
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
Our Adjusted EBITDA for the years ended December 31, 2019, 2018, and 2017 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2019	2018	2017
Net income	$445.8	$375.4	$350.2
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	0.6	(1.1)	0.4
Provision for income tax expense	115.9	118.9	145.8
Interest expense and amortization of debt discounts and fees	159.7	147.3	154.4
Loss on early extinguishment of debt	7.7	—	10.7
Government, class action, and related settlements	—	52.0	—
Net noncash loss on disposal of assets	11.1	5.7	4.6
Depreciation and amortization	218.7	199.7	183.8
Stock-based compensation expense	114.4	85.9	47.7
Net income attributable to noncontrolling interests	(87.1)	(83.1)	(79.1)
Transaction costs	2.1	1.0	—
Gain on consolidation of Yuma	(19.2)	—	—
SARs mark-to-market impact on noncontrolling interests	(5.0)	(2.6)	—
Change in fair market value of equity securities	(0.8)	1.9	—
Tax reform impact on noncontrolling interests	—	—	4.6
Payroll taxes on SARs exercise	1.0	—	—
Adjusted EBITDA	$964.9	$901.0	$823.1

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$635.3	$762.4	$658.3
Interest expense and amortization of debt discounts and fees	159.7	147.3	154.4
Equity in net income of nonconsolidated affiliates	6.7	8.7	8.0
Net income attributable to noncontrolling interests in continuing operations	(87.1)	(83.1)	(79.1)
Amortization of debt-related items	(4.5)	(4.0)	(8.7)
Distributions from nonconsolidated affiliates	(6.6)	(8.3)	(8.6)
Current portion of income tax expense	75.9	128.0	85.0
Change in assets and liabilities	180.1	(46.0)	7.4
Tax reform impact on noncontrolling interests	—	—	4.6
Cash used in operating activities of discontinued operations	4.4	(0.8)	0.6
Transaction costs	2.1	1.0	—
SARs mark-to-market impact on noncontrolling interests	(5.0)	(2.6)	—
Change in fair market value of equity securities	(0.8)	1.9	—
Payroll taxes on SARs exercise	1.0	—	—
Other	3.7	(3.5)	1.2
Adjusted EBITDA	$964.9	$901.0	$823.1
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

As of December 31, 2019, we do not have any material off-balance sheet arrangements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, we are not involved in any unconsolidated SPE transactions.
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

The table below shows a summary of our net accounts receivable balances as of December 31, 2019 and 2018. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2019	2018
	(In Millions)
Current:
0 - 30 Days	$385.6	$362.5
31 - 60 Days	45.2	43.7
61 - 90 Days	25.4	18.4
91 - 120 Days	12.7	10.0
120 + Days	29.8	25.3
Patient accounts receivable	498.7	459.9
Other accounts receivable	7.4	7.8
	506.1	467.7
Noncurrent patient accounts receivable	152.1	155.5
Accounts receivable	$658.2	$623.2
Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2019 and 2018, $144.5 million and $149.3 million of our patient accounts receivable represented denials that were under review or audit in our inpatient rehabilitation segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
Self-Insured Risks
We are self-insured for certain losses related to professional liability, general liability, and workers’ compensation risks. Although we obtain third-party insurance coverage to limit our exposure to these claims, a substantial portion of our professional liability, general liability, and workers’ compensation risks are insured through a wholly owned insurance subsidiary. See Note 11, Self-Insured Risks, to the accompanying consolidated financial statements for a more complete discussion of our self-insured risks.
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
Periodically, we review our assumptions and the valuations provided by third-party actuaries to determine the adequacy of our self-insurance reserves. The following are certain of the key assumptions and other factors that significantly influence our estimate of self-insurance reserves: historical claims experience; trending of loss development factors; trends in the frequency and severity of claims; coverage limits of third-party insurance; demographic information; statistical confidence levels; medical cost inflation; payroll dollars; and hospital patient census.
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

Net self-insurance reserves as of December 31, 2019:
As reported, with 50% statistical confidence level	130.9
With 70% statistical confidence level	139.9
We believe our efforts to improve patient safety and overall quality of care, as well as our efforts to reduce workplace injuries, have helped contain our ultimate claim costs. See Note 11, Self-Insured Risks, to the accompanying consolidated financial statements for additional information.
We believe our self-insurance reserves are adequate to cover projected costs. Due to the considerable variability that is inherent in such estimates, there can be no assurance the ultimate liability will not exceed management’s estimates. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
Goodwill
Absent any impairment indicators, we evaluate goodwill for impairment as of October 1st of each year. We test goodwill for impairment at the reporting unit level and are required to make certain subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our inpatient rehabilitation and home health and hospice reporting units. We assess qualitative factors in each reporting unit to determine whether it is necessary to perform the quantitative goodwill impairment test. The quantitative impairment test is required only if we conclude it is more likely than not a reporting unit’s fair value is less than its carrying amount.
If, based on our qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would determine the fair value of the applicable reporting unit using generally accepted valuation techniques including the income approach and the market approach. We would validate our estimates under the income approach by reconciling the estimated fair value of the reporting units determined under the income approach to our market capitalization and estimated fair value determined under the market approach. Values from the income approach and market approach would then be evaluated and weighted to arrive at the estimated aggregate fair value of the reporting units.
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
See Note 1, Summary of Significant Accounting Policies, “Goodwill and Other Intangibles,” and Note 8, Goodwill and Other Intangible Assets, to the accompanying consolidated financial statements for additional information.
The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount:

•	Macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•	Industry and market considerations and changes in healthcare regulations, including reimbursement and compliance requirements under the Medicare and Medicaid programs;

•	Cost factors, such as an increase in labor, supply, or other costs;

•	Overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings;

•	Other relevant company-specific events, such as material changes in management or key personnel or outstanding litigation;

•	Material events, such as a change in the composition or carrying amount of each reporting unit’s net assets, including acquisitions and dispositions;

•	Consideration of the relationship of our market capitalization to our book value, as well as a sustained decrease in our share price; and

•	Length of time since most recent qualitative analysis.
In the fourth quarter of 2019, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation and home health and hospice reporting units are not at risk for any impairment charges.
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
During the year ended December 31, 2019, we increased our valuation allowance by $4.7 million. As of December 31, 2019, we had a remaining valuation allowance of $38.4 million which primarily related to state NOLs. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the NOLs before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2019 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.

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
Business Combinations
We account for acquisitions of entities that qualify as business combinations under the acquisition method of accounting. Under the acquisition method of accounting, the total consideration is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.
In determining the fair value of assets acquired and liabilities assumed in a business combination, we primarily use the income and multi-period excess earnings approaches to estimate the value of our most significant acquired intangible assets. Both income approaches utilize projected operating results and cash flows and include significant assumptions such as base revenue, revenue growth rate, projected EBITDA margin, discount rates, rates of increase in operating expenses, and the future effective income tax rates. The valuations of our significant acquired businesses have been performed by a third-party valuation specialist under our management’s supervision. We believe that the estimated fair value assigned to the assets acquired and liabilities assumed is based on reasonable assumptions and estimates that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Future changes in our assumptions or the interrelationship of those assumptions may result in purchase price allocations that are different than those recorded in recent years.
Acquisition related costs are not considered part of the consideration paid and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until the contingency is resolved and settlement occurs. Subsequent adjustments to contingent considerations are recorded in our consolidated statements of operations. We include the results of operations of the businesses acquired as of the beginning of the acquisition dates.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2019, our primary variable rate debt outstanding related to $45.0 million in advances under our revolving credit facility and $265.2 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.7 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $2.7 million over the next 12 months.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2019		December 31, 2018
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.125% Senior Notes due 2023
Carrying Value	$297.3	$—	$296.6	$—
Unamortized debt discount and fees	2.7	—	3.4	—
Principal amount	300.0	306.6	300.0	298.5
5.75% Senior Notes due 2024
Carrying Value	697.3	—	1,194.7	—
Unamortized debt discount and fees	2.7	—	5.3	—
Principal amount	700.0	708.8	1,200.0	1,200.0
5.75% Senior Notes due 2025
Carrying Value	345.6	—	345.0	—
Unamortized debt discount and fees	4.4	—	5.0	—
Principal amount	350.0	369.7	350.0	339.5
4.50% Senior Notes due 2028
Carrying Value	491.7	—	—	—
Unamortized debt discount and fees	8.3	—	—	—
Principal amount	500.0	519.4	—	—
4.75% Senior Notes due 2030
Carrying Value	491.7	—	—	—
Unamortized debt discount and fees	8.3	—	—	—
Principal amount	500.0	520.0	—	—
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows.
See also Note 10, Long-term Debt, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2020 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-80 of this report.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 27, 2020

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 27, 2020
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 27, 2020
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 27, 2020
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 27, 2020
Leo I. Higdon, Jr.

/s/ Greg D. Carmichael	Director	February 27, 2020
Greg D. Carmichael

/s/ JOHN W. CHIDSEY	Director	February 27, 2020
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 27, 2020
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 27, 2020
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 27, 2020
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 27, 2020
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 27, 2020
Leslye G. Katz

/s/ Patricia A. Maryland	Director	February 27, 2020
Patricia A. Maryland

/s/ JOHN E. MAUPIN, JR.	Director	February 27, 2020
John E. Maupin, Jr.

/s/ Nancy M. Schlichting	Director	February 27, 2020
Nancy M. Schlichting

/s/ L. EDWARD SHAW, JR.	Director	February 27, 2020
L. Edward Shaw, Jr.

/s/ Terrance Williams	Director	February 27, 2020
Terrance Williams

Item 15.	Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inpatient Rehabilitation Segment Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 5 to the consolidated financial statements, revenues for inpatient rehabilitation services are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized by the inpatient rehabilitation segment are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these additional factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $658.2 million as of December 31, 2019. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions (such as increased unemployment rates or periods of recession) are also considered.

The principal considerations for our determination that performing procedures relating to the valuation of inpatient rehabilitation segment patient accounts receivable - contractual allowances and uncollectible amounts is a critical audit matter are there was significant judgment by management to estimate patient accounts receivable and the amount that will ultimately be collected under the terms of the third-party payor contracts. This in turn led to significant auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of inpatient rehabilitation segment patient accounts receivable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inpatient rehabilitation patient accounts receivable, which included controls over management’s approach, assumptions, and data used to estimate contractual allowances and uncollectible amounts and determine patient accounts receivable. These procedures also included, among others, i) evaluating management’s process for developing the estimate for contractual allowances and uncollectible amounts, as well as the relevance and use of the historical billing and collection data as an input to the valuation model, ii) testing the accuracy of a sample of revenue transactions and a sample of cash collections from the historical billing data and historical collection data which is used in management’s estimation of contractual allowances and uncollectible amounts, iii) and evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded patient accounts receivable.

Valuation of Inpatient Rehabilitation Segment Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under various programs such as “widespread probes” and the Targeted Probe and Educate initiative. The MACs reviews have resulted in denial of payment for claims billed under certain diagnosis codes. As of December 31, 2019, $144.5 million of the Company’s patient accounts receivable represented denials that were under review or audit. While the Company generally appeals most of the denials of claims by the MACs, the resolution of these appeals may take several years, and the future success rate of these appeals is uncertain. Adjustments related to payment reviews by third-party payors or their agents are based on its historical experience and success rates in the claims adjudication process.

The principal considerations for our determination that performing procedures relating to the valuation of inpatient rehabilitation patient accounts receivable - denied claims is a critical audit matter are there was significant judgment by management to estimate the ultimate expected amount of collectible accounts receivable related to denied claims. This in turn led to a high degree of auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of such denied claims.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inpatient rehabilitation patient accounts receivable related to denied claims, which included controls around the identification of denied claims at period-end, as well as controls to assess the reasonableness of the success rate estimates. These procedures also included, among others, i) evaluating management’s process for developing the estimate for collectible amounts related to denied claims, as well as the relevance and use of the historical billing and collection data as an input to the valuation analysis, ii) evaluating the reasonableness of management’s analysis and success rate estimate for denied claims by comparing it to the Company’s adjudicated denied claim results, iii) performing testing over a sample of denied revenue transactions by inspecting evidence that the claim was denied, and iv) performing testing over a sample of cash collections from the historical collection data used in management’s estimation of collectability.

Acquisition of Alacare Home Health & Hospice

As discussed in Note 2 to the consolidated financial statements, the Company acquired Alacare Home Health & Hospice (“Alacare”) for consideration of $217.8 million in 2019, which resulted in $51.0 million of intangible assets being recorded. As disclosed by management, in determining the fair value of assets acquired and liabilities assumed, management used the income and multi-period excess earnings approaches to estimate the value of the most significant acquired intangible assets. Both income approaches utilize projected operating results and cash flows and include significant assumptions such as base revenue, revenue growth rate, projected EBITDA margin, discount rates, rates of increase in operating expenses, and the future effective income tax rates.

The principal considerations for our determination that performing procedures relating to the acquisition of Alacare is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the valuation of the acquired intangible assets due to the significant amount of judgement by management when developing the estimates; (ii) significant audit effort was required in evaluating assumptions relating to the cash flow projections, including revenue growth rates, projected EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge, to evaluate the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the assumptions related to the valuation of the intangible assets, such as cash flow projections, including revenue growth rates, projected EBITDA margins, and the discount rate. These procedures also included, among others, (i) reading the purchase agreement, (ii) testing management’s process for estimating the fair value of intangible assets, and (iii) testing management’s cash flow projections used to estimate the fair value of the intangible assets, using professionals with specialized skill and knowledge to assist in doing so. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions in the cash flow projections, including revenue growth rates, projected EBITDA margins, and the discount rate for intangible assets. Evaluating the reasonableness of the cash flow projections, including the revenue growth rates and projected EBITDA margins, involved considering past performance of the acquired business, as well as economic and industry forecasts and the performance of peer companies in the market. The discount rate was evaluated by the aforementioned professionals with specialized skill and knowledge by considering the cost of capital of comparable businesses and other industry factors. These professionals also assisted in the evaluation of the appropriateness of the Company’s valuation models.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2020

We have served as the Company’s auditor since 2003.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Operations

	For the Year Ended December 31,
	2019	2018	2017
	(In Millions, Except Per Share Data)
Net operating revenues	$4,605.0	$4,277.3	$3,913.9
Operating expenses:
Salaries and benefits	2,573.0	2,354.0	2,154.6
Other operating expenses	623.6	585.1	531.6
Occupancy costs	82.3	78.0	73.5
Supplies	167.9	158.7	149.3
General and administrative expenses	247.0	220.2	171.7
Depreciation and amortization	218.7	199.7	183.8
Government, class action, and related settlements	—	52.0	—
Total operating expenses	3,912.5	3,647.7	3,264.5
Loss on early extinguishment of debt	7.7	—	10.7
Interest expense and amortization of debt discounts and fees	159.7	147.3	154.4
Other income	(30.5)	(2.2)	(4.1)
Equity in net income of nonconsolidated affiliates	(6.7)	(8.7)	(8.0)
Income from continuing operations before income tax expense	562.3	493.2	496.4
Provision for income tax expense	115.9	118.9	145.8
Income from continuing operations	446.4	374.3	350.6
(Loss) income from discontinued operations, net of tax	(0.6)	1.1	(0.4)
Net income	445.8	375.4	350.2
Less: Net income attributable to noncontrolling interests	(87.1)	(83.1)	(79.1)
Net income attributable to Encompass Health	$358.7	$292.3	$271.1

Weighted average common shares outstanding:
Basic	98.0	97.9	93.7
Diluted	99.4	99.8	99.3
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.66	$2.97	$2.88
Discontinued operations	(0.01)	0.01	—
Net income	$3.65	$2.98	$2.88
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.62	$2.92	$2.84
Discontinued operations	(0.01)	0.01	—
Net income	$3.61	$2.93	$2.84

Amounts attributable to Encompass Health:
Income from continuing operations	$359.3	$291.2	$271.5
(Loss) income from discontinued operations, net of tax	(0.6)	1.1	(0.4)
Net income attributable to Encompass Health	$358.7	$292.3	$271.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2019	2018	2017
	(In Millions)
COMPREHENSIVE INCOME
Net income	$445.8	$375.4	$350.2
Other comprehensive loss, net of tax:
Net change in unrealized loss on available-for-sale securities:
Unrealized net holding loss arising during the period	—	—	(0.1)
Other comprehensive loss before income taxes	—	—	(0.1)
Provision for income tax benefit related to other comprehensive loss items	—	—	—
Other comprehensive loss, net of tax:	—	—	(0.1)
Comprehensive income	445.8	375.4	350.1
Comprehensive income attributable to noncontrolling interests	(87.1)	(83.1)	(79.1)
Comprehensive income attributable to Encompass Health	$358.7	$292.3	$271.0

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$94.8	$69.2
Restricted cash	57.4	59.0
Accounts receivable	506.1	467.7
Prepaid expenses and other current assets	97.5	66.2
Total current assets	755.8	662.1
Property and equipment, net	1,959.3	1,634.8
Operating lease right-of-use assets	276.5	—
Goodwill	2,305.2	2,100.8
Intangible assets, net	476.3	443.4
Deferred income tax assets	2.9	42.9
Other long-term assets	304.7	291.0
Total assets(1)	$6,080.7	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$39.3	$35.8
Current operating lease liabilities	40.4	—
Accounts payable	94.6	90.0
Accrued payroll	210.5	188.4
Accrued interest payable	32.4	24.4
Other current liabilities	303.8	333.9
Total current liabilities	721.0	672.5
Long-term debt, net of current portion	3,023.3	2,478.6
Long-term operating lease liabilities	243.8	—
Self-insured risks	117.2	119.6
Other long-term liabilities	42.7	85.6
	4,148.0	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	239.6	261.7
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 113,230,774 in 2019; 112,492,690 in 2018	1.1	1.1
Capital in excess of par value	2,369.9	2,588.7
Accumulated deficit	(526.5)	(885.2)
Treasury stock, at cost (14,637,858 shares in 2019 and 13,566,209 shares in 2018)	(492.3)	(427.9)
Total Encompass Health shareholders’ equity	1,352.2	1,276.7
Noncontrolling interests	340.9	280.3
Total shareholders’ equity	1,693.1	1,557.0
Total liabilities(1) and shareholders’ equity	$6,080.7	$5,175.0

(1)
Our consolidated assets as of December 31, 2019 and December 31, 2018 include total assets of variable interest entities of $215.0 million and $197.5 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2019 and December 31, 2018 include total liabilities of the variable interest entities of $41.1 million and $50.8 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2016	88.9	$1.1	$2,781.0	$(1,448.4)	$(1.2)	$(614.7)	$192.8	$910.6
Net income	—	—	—	271.1	—	—	61.2	332.3
Receipt of treasury stock	(0.9)	—	—	—	—	(19.8)	—	(19.8)
Dividends declared ($0.98 per share)	—	—	(95.2)	—	—	—	—	(95.2)
Stock-based compensation	—	—	21.3	—	—	—	—	21.3
Stock options exercised	1.1	—	20.4	—	—	(19.3)	—	1.1
Stock warrants exercised	0.7	—	26.6	—	—	—	—	26.6
Distributions declared	—	—	—	—	—	—	(50.5)	(50.5)
Repurchases of common stock in open market	(0.9)	—	—	—	—	(38.1)	—	(38.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	46.2	46.2
Fair value adjustments to redeemable noncontrolling interests	—	—	(67.0)	—	—	—	—	(67.0)
Conversion of convertible debt, net of tax	8.9	—	53.7	—	—	274.5	—	328.2
Other	0.5	—	6.6	1.1	(0.1)	(1.1)	(6.8)	(0.3)
December 31, 2017	98.3	1.1	2,747.4	(1,176.2)	(1.3)	(418.5)	242.9	1,395.4
Net income	—	—	—	292.3	—	—	69.2	361.5
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared ($1.04 per share)	—	—	(103.7)	—	—	—	—	(103.7)
Stock-based compensation	—	—	28.9	—	—	—	—	28.9
Stock options exercised	0.1	—	3.2	—	—	—	—	3.2
Distributions declared	—	—	—	—	—	—	(71.1)	(71.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	38.8	38.8
Fair value adjustments to redeemable noncontrolling interests	—	—	(91.0)	—	—	—	—	(91.0)
Other	0.7	—	3.9	(1.3)	1.3	(1.1)	0.5	3.3
December 31, 2018	98.9	1.1	2,588.7	(885.2)	—	(427.9)	280.3	1,557.0
Net income	—	—	—	358.7	—	—	74.5	433.2
Receipt of treasury stock	(0.3)	—	—	—	—	(16.6)	—	(16.6)
Dividends declared ($1.10 per share)	—	—	(109.3)	—	—	—	—	(109.3)
Stock-based compensation	—	—	32.4	—	—	—	—	32.4
Stock options exercised	0.1	—	1.4	—	—	—	—	1.4
Distributions declared	—	—	—	—	—	—	(70.2)	(70.2)
Repurchases of common stock in open market	(0.8)	—	—	—	—	(45.9)	—	(45.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	20.0	20.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(147.6)	—	—	—	—	(147.6)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	—	25.0	25.0
Other	0.7	—	4.3	—	—	(1.9)	11.3	13.7
December 31, 2019	98.6	$1.1	$2,369.9	$(526.5)	$—	$(492.3)	$340.9	$1,693.1

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018	2017
	(In Millions)
Cash flows from operating activities:
Net income	$445.8	$375.4	$350.2
Loss (income) from discontinued operations, net of tax	0.6	(1.1)	0.4
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for government, class action, and related settlements	—	52.0	—
Depreciation and amortization	218.7	199.7	183.8
Amortization of debt-related items	4.5	4.0	8.7
Loss on early extinguishment of debt	7.7	—	10.7
Equity in net income of nonconsolidated affiliates	(6.7)	(8.7)	(8.0)
Distributions from nonconsolidated affiliates	6.6	8.3	8.6
Stock-based compensation	114.4	85.9	47.7
Deferred tax expense (benefit)	40.0	(9.1)	60.8
Gain on consolidation of Yuma Rehabilitation Hospital	(19.2)	—	—
Other, net	7.4	9.2	3.4
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(22.9)	7.0	(31.5)
Prepaid expenses and other assets	(35.4)	11.5	(12.6)
Accounts payable	(6.1)	6.6	7.5
Accrued payroll	13.2	14.8	24.4
Other liabilities	(128.9)	6.1	4.8
Net cash (used in) provided by operating activities of discontinued operations	(4.4)	0.8	(0.6)
Total adjustments	188.9	388.1	307.7
Net cash provided by operating activities	635.3	762.4	658.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(231.5)	(143.9)	(38.8)
Purchases of property and equipment	(372.4)	(254.5)	(225.8)
Additions to capitalized software costs	(13.0)	(16.0)	(19.2)
Purchases of intangible assets	(18.7)	(5.7)	(3.7)
Proceeds from sale of restricted investments	17.6	11.6	4.2
Purchases of restricted investments	(32.9)	(13.3)	(8.5)
Other, net	(6.5)	(2.7)	8.8
Net cash used in investing activities	(657.4)	(424.5)	(283.0)

(Continued)

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2019	2018	2017
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	1,000.0	—	—
Principal payments on debt, including pre-payments	(519.5)	(20.6)	(129.9)
Borrowings on revolving credit facility	635.0	325.0	273.3
Payments on revolving credit facility	(620.0)	(390.0)	(330.3)
Principal payments under finance lease obligations	(19.5)	(17.9)	(15.3)
Debt amendment and issuance costs	(21.5)	(0.1)	(4.1)
Repurchases of common stock, including fees and expenses	(45.9)	—	(38.1)
Dividends paid on common stock	(108.7)	(100.8)	(91.5)
Purchase of equity interests in consolidated affiliates	(162.9)	(65.1)	—
Proceeds from exercising stock warrants	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	(79.8)	(75.4)	(51.9)
Taxes paid on behalf of employees for shares withheld	(16.6)	(8.3)	(19.8)
Contributions from consolidated affiliates	15.9	12.6	20.8
Other, net	(8.3)	19.4	0.3
Net cash provided by (used in) financing activities	48.2	(321.2)	(359.9)
Increase in cash, cash equivalents, and restricted cash	26.1	16.7	15.4
Cash, cash equivalents. and restricted cash at beginning of year	133.5	116.8	101.4
Cash, cash equivalents, and restricted cash at end of year	$159.6	$133.5	$116.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$69.2	$54.4	$40.5
Restricted cash at beginning of period	59.0	62.4	60.9
Restricted cash included in other long-term assets at beginning of period	5.3	—	—
Cash, cash equivalents, and restricted cash at beginning of period	$133.5	$116.8	$101.4

Cash and cash equivalents at end of period	$94.8	$69.2	$54.4
Restricted cash at end of period	57.4	59.0	62.4
Restricted cash included in other long-term assets at end of period	7.4	5.3	—
Cash, cash equivalents, and restricted cash at end of period	$159.6	$133.5	$116.8

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(155.7)	$(149.6)	$(150.5)
Income tax refunds	0.1	0.6	1.9
Income tax payments	(104.2)	(115.4)	(96.4)

Supplemental schedule of noncash financing activities:
Conversion of convertible debt	$—	$—	$319.4
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 37 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See Note 19, Segment Reporting.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Medicare	$2,537.3	$2,451.7	$2,313.6	$920.0	$794.5	$662.9	$3,457.3	$3,246.2	$2,976.5
Medicare Advantage	375.5	306.5	261.0	111.9	88.6	74.8	487.4	395.1	335.8
Managed care	342.7	343.3	335.6	39.1	33.2	29.1	381.8	376.5	364.7
Medicaid	110.3	101.3	93.2	18.4	11.6	4.3	128.7	112.9	97.5
Other third-party payors	43.4	49.0	49.9	—	—	—	43.4	49.0	49.9
Workers’ compensation	29.2	27.4	27.5	1.0	1.5	0.1	30.2	28.9	27.6
Patients	23.3	18.7	18.4	0.6	0.8	0.7	23.9	19.5	19.1
Other income	51.3	48.3	42.1	1.0	0.9	0.7	52.3	49.2	42.8
Total	$3,513.0	$3,346.2	$3,141.3	$1,092.0	$931.1	$772.6	$4,605.0	$4,277.3	$3,913.9

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
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. The majority of the denials we have encountered in these probes relate to determinations regarding medical necessity and provision of therapy services. We dispute, or “appeal,” most of these denials, and for claims we choose to take to administrative law judge hearings, we have historically experienced a success rate of approximately 70%. This historical success rate is a component of our estimate of transaction price as discussed above. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). For a period of years, OHMA has failed to adjudicate appeals in accordance with timelines established by Congress. Due to the sheer number of appeals and various administrative inefficiencies, appeals that are due to be resolved in a matter of months commonly take years to complete. The growing backlog of appeals contributes further to the delay. We currently have appeals pending for claims that were denied up to eight years ago. Accordingly, we believe the process for resolving individual Medicare payment claims that are denied will continue to take several years. We cannot provide assurance as to our ongoing and future success of these disputes. When the amount collected related to denied claims differs from the amount previously estimated, these collection differences are recorded as an adjustment to Net operating revenues.
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE initiative, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE initiative includes up to three rounds of claims review if necessary with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). We cannot predict the impact of the TPE initiative on our ability to collect claims on a timely basis.
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2019 to review certain patient files for discharges occurring from 2010 to 2019. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
CMS has also established Unified Program Integrity Contractors (“UPICs”), previously known as Zone Program Integrity Contractors. These contractors perform fraud, waste, and abuse detection, deterrence and prevention activities for Medicare and Medicaid claims. Like the RACs, the UPICs conduct audits and have the ability to refer matters to the HHS-OIG or the DOJ. Unlike RACs, however, UPICs do not receive a specific financial incentive based on the amount of the error as a result of UPIC audits. We have, from time to time, received UPIC record requests which have resulted in claim denials on paid claims. We have appealed substantially all UPIC denials arising from these audits using the same process we follow for appealing other denials by contractors.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2019. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for appealing denials by MACs. During 2019, 2018, and 2017, our adjustment to Net operating revenues for claims that are part of this post-payment claims review process was not material.
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
We bill a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment is typically received before all services are rendered. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of December 31, 2019 and December 31, 2018, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2019 and December 31, 2018.
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
Hospice
Medicare revenues for hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that they are on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the MAC. Adjustments to the transaction price for these caps were not material as of December 31, 2019 and December 31, 2018.
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
Marketable Securities—
We record all equity securities with readily determinable fair values and for which we do not exercise significant influence at fair value and record the change in fair value for the reporting period in our consolidated statements of operations. We record debt securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive loss, which is a separate component of shareholders’ equity. We recognize realized gains and losses in our consolidated statements of operations using the specific identification method. Unrealized losses are charged against earnings when a decline in fair value was determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, industry, or geographic area and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

	As of December 31,
	2019	2018
Medicare	72.1%	73.2%
Managed care and other discount plans, including Medicare Advantage	20.1%	19.3%
Medicaid	3.1%	2.8%
Other third-party payors	2.6%	2.7%
Workers' compensation	1.2%	1.1%
Patients	0.9%	0.9%
Total	100.0%	100.0%

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

Property and Equipment—
We report land, buildings, improvements, vehicles, and equipment at cost, net of accumulated depreciation and amortization and any asset impairments. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets. Useful lives are generally as follows:

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

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
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
We assess qualitative factors in our inpatient rehabilitation and home health and hospice reporting units to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

we must perform the quantitative goodwill impairment test, we would determine the fair value of our reporting units using generally accepted valuation techniques including the income approach and the market approach. The income approach includes the use of each reporting unit’s discounted projected operating results and cash flows. This approach includes many assumptions related to pricing and volume, operating expenses, capital expenditures, discount factors, tax rates, etc. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. We reconcile the estimated fair value of our reporting units to our market capitalization. When we dispose of a hospital or home health or hospice agency, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
We assess qualitative factors related to our indefinite-lived intangible asset to determine whether it is necessary to perform the quantitative impairment test. If, based on this qualitative assessment, we were to believe we must perform the quantitative goodwill impairment test, we would determine the fair value of our indefinite-lived intangible asset using generally accepted valuation techniques including the relief-from-royalty method. This method is a form of the income approach in which value is equated to a series of cash flows and discounted at a risk-adjusted rate. It is based on a hypothetical royalty, calculated as a percentage of forecasted revenue, that we would otherwise be willing to pay to use the asset, assuming it were not already owned. This approach includes assumptions related to pricing and volume, as well as a royalty rate a hypothetical third party would be willing to pay for use of the asset. When making our royalty rate assumption, we consider rates paid in arms-length licensing transactions for assets comparable to our asset.
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2019, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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
Financing Costs—
We amortize financing costs using the effective interest method over the expected life of the related debt. Excluding financing costs related to our revolving line of credit (which are included in Other long-term assets), financing costs are presented as a direct deduction from the face amount of the financings. The related expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of operations.
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

Redeemable Noncontrolling Interests—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Likewise, certain members of the home health and hospice management team hold similar put rights regarding their interests in our home health and hospice business, as discussed in Note 12, Redeemable Noncontrolling Interests. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets. At the end of each reporting period, we compare the carrying value of the Redeemable noncontrolling interests to their estimated redemption value. If the estimated redemption value is greater than the current carrying value, the carrying value is adjusted to the estimated redemption value, with the adjustments recorded through equity in the line item Capital in excess of par value.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of operations, were $6.1 million, $6.7 million, and $6.3 million in each of the years ended December 31, 2019, 2018, and 2017, respectively.
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
We used the if-converted method to include our convertible senior subordinated notes in our computation of 2017 diluted earnings per share. All other potential dilutive shares, including warrants, are included in our weighted-average diluted share count using the treasury stock method.
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
Recent Adopted Accounting Pronouncements—
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 using the modified retrospective approach and applied the transition provisions with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting originally in effect for such periods. ASC 842 provides optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess under ASC 842 our prior conclusions about lease identification, lease classification and initial direct costs, and the practical expedient to not reassess certain land easements. We did not elect the use-of-hindsight practical expedient during the transition to ASC 842. The adoption of ASC 842 resulted in the addition of approximately $349 million in assets and $347 million in liabilities to our consolidated balance sheet as of January 1, 2019, with the remaining $2 million being recorded as an adjustment to Capital in excess of par value. The adoption of ASC 842 also resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of cash flows arising from leases. See the “Leases” section of this note and Note 7, Leases, and Note 10, Long-term Debt, for additional information about our leases.
Recent Accounting Pronouncements Not Yet Adopted—
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance is effective for us beginning January 1, 2020, including interim periods within that reporting period. The adoption of this guidance will result in an immaterial change to our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The new guidance is effective for us beginning January 1, 2020, including interim periods within that reporting period. We do not expect the adoption of this guidance to have a material impact to our consolidated financial statements.
In December 2019, the FASB issues ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles of ASC 740 and simplifies other areas such as accounting for outside basis differences of equity method investments. Either prospective or retrospective transition of this standard is dependent upon the specific amendments. The new guidance is effective for us beginning January 1, 2021, including interim periods within that reporting period. Early adoption is permitted. We continue to review the requirements of this standard and any potential impact it may have on our consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our consolidated financial position, results of operations, or cash flows.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2.	Business Combinations:
2019 Acquisitions
Inpatient Rehabilitation
During 2019, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.

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

We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from its respective date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. Estimated fair values were based on various valuation methodologies including an income approach using primarily discounted cash flow techniques for the noncompete intangible assets and an income approach utilizing the relief from royalty method for the trade name intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. None of the goodwill recorded as a result from these transactions are deductible for federal income tax purposes.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreements (useful lives of 2 years)	$0.1
Trade name (useful life of 20 years)	0.4
Goodwill	4.8
Total assets acquired	5.3
Total liabilities assumed	0.2
Net assets acquired	$5.1

Information regarding the net cash paid for the inpatient rehabilitation acquisitions during 2019 is as follows (in millions):

Fair value of assets acquired	$0.5
Goodwill	4.8
Fair value of liabilities assumed	(0.2)
Fair value of noncontrolling interest owned by joint venture partner	(5.1)
Net cash paid for acquisitions	$—

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Home Health and Hospice
Alacare Acquisition
In July 2019, we completed the acquisition of privately owned Alacare Home Health & Hospice (“Alacare”) for a cash purchase price of $217.8 million. The Alacare portfolio consisted of 23 home health locations and 23 hospice locations in Alabama. The acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients across Alabama. We funded the transaction with cash on hand and borrowings under our revolving credit facility.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Accounts receivable	$10.2
Prepaid expenses and other current assets	1.7
Property and equipment, net	0.7
Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	1.0
Trade name (useful life of 6 months)	1.0
Certificates of need (useful lives of 10 years)	34.3
Licenses (useful lives of 10 years)	14.6
Internal-use software (useful lives of 3 years)	0.1
Goodwill	163.9
Other long-term assets	5.0
Total assets acquired	232.5
Liabilities assumed:
Current portion of long-term debt	0.3
Accounts payable	1.2
Accrued payroll	8.1
Other current liabilities	2.0
Long-term operating lease liabilities	3.1
Total liabilities assumed	14.7
Net assets acquired	$217.8

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Information regarding the net cash paid for Alacare is as follows (in millions):

Fair value of assets acquired	$68.6
Goodwill	163.9
Fair value of liabilities assumed	(14.7)
Net cash paid for acquisition	$217.8

Other Home Health and Hospice Acquisitions
During 2019, we completed the following home health and hospice acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.

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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Operating lease right-of-use assets	$0.2
Identifiable intangible assets:
Noncompete agreements (useful lives of 5 years)	0.2
Certificates of need (useful lives of 10 years)	2.0
License (useful life of 10 years)	0.8
Goodwill	10.8
Total assets acquired	14.0
Liabilities assumed:
Current operating lease liabilities	0.1
Accrued payroll	0.1
Long-term lease liabilities	0.1
Total liabilities assumed	0.3
Net assets acquired	$13.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Information regarding the net cash paid for the other home health and hospice acquisitions during each period presented is as follows (in millions):

Fair value of assets acquired	$3.2
Goodwill	10.8
Fair value of liabilities assumed	(0.3)
Net cash paid for acquisitions	$13.7

2019 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2018 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2019
Inpatient Rehabilitation	$4.4	$(1.3)
Alacare	58.5	1.6
Home Health and Hospice	6.5	(1.5)
Combined entity: Supplemental pro forma from 01/01/2019-12/31/2019 (unaudited)	4,674.6	364.3
Combined entity: Supplemental pro forma from 01/01/2018-12/31/2018 (unaudited)	4,415.9	301.8

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2018 period.
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

•
In October 2018, we acquired approximately 50% of a 68-bed inpatient rehabilitation unit in Winston-Salem, North Carolina through a joint venture with Novant Health Inc. This acquisition was funded through a contribution of a 68‑bed de novo inpatient rehabilitation hospital to the consolidated joint venture.

•
In November 2018, we acquired approximately 68% of a 17-bed inpatient rehabilitation unit in Littleton, Colorado through a joint venture with Portercare Adventist Health System. The acquisition was funded through the contribution of our existing inpatient rehabilitation hospital in Littleton, Colorado to the consolidated joint venture.

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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	1.4
Trade names (useful lives of 20 years)	2.3
Certificates of need (useful lives of 20 years)	12.5
Goodwill	23.2
Total assets acquired	39.5
Total liabilities assumed	(0.2)
Net assets acquired	$39.3

Information regarding the net cash paid for the inpatient rehabilitation acquisitions during 2018 is as follows (in millions):

Fair value of assets acquired	$16.3
Goodwill	23.2
Fair value of liabilities assumed	(0.2)
Fair value of noncontrolling interest owned by joint venture partner	(39.3)
Net cash paid for acquisitions	$—

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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions)

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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Total current assets	$0.1
Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	0.2
Certificates of need (useful lives of 10 years)	2.5
Licenses (useful lives of 10 years)	1.5
Goodwill	8.9
Total assets acquired	13.2
Total liabilities assumed	(0.1)
Net assets acquired	$13.1

Information regarding the net cash paid for the home health acquisitions during 2018 is as follows (in millions):

Fair value of assets acquired	$4.3
Goodwill	8.9
Fair value of liabilities assumed	(0.1)
Fair value of noncontrolling interest owned by joint venture partner	(0.6)
Net cash paid for acquisitions	$12.5

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2018 Pro Forma Results of Operations
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.6
Trade name (useful life of 20 years)	0.5
Certificate of need (useful life of 20 years)	9.8
Goodwill	24.0
Total assets acquired	$35.0
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during 2017 is as follows (in millions):

Fair value of assets acquired	$11.0
Goodwill	24.0
Fair value of noncontrolling interest owned by joint venture partner	(24.1)
Net cash paid for acquisitions	$10.9

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

Information regarding the net cash paid for home health and hospice acquisitions during 2017 is as follows (in millions):

Fair value of assets acquired	$6.8
Goodwill	21.4
Fair value of liabilities assumed	(0.3)
Net cash paid for acquisitions	$27.9
2017 Pro Forma Results of Operations
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

3.	Variable Interest Entities:
As of December 31, 2019 and December 31, 2018, we consolidated eight limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of December 31, 2019. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the

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
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.3
Accounts receivable	29.3	31.0
Other current assets	6.4	4.9
Total current assets	35.9	36.2
Property and equipment, net	122.6	111.5
Operating lease right-of-use assets	6.0	—
Goodwill	15.9	15.9
Intangible assets, net	3.3	4.3
Deferred income tax assets	0.7	0.6
Other long-term assets	30.6	29.0
Total assets	$215.0	$197.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.8	$0.6
Current operating lease liabilities	1.4	—
Accounts payable	6.7	5.2
Accrued payroll	7.7	7.0
Other current liabilities	9.3	38.0
Total current liabilities	25.9	50.8
Long-term debt, net of current portion	10.5	—
Long-term operating lease liabilities	4.7	—
Total liabilities	$41.1	$50.8

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

4.	Cash and Marketable Securities:
The components of our investments as of December 31, 2019 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$94.8	$64.8	$—	$159.6
Equity securities	—	—	63.5	63.5
Debt securities	—	—	12.6	12.6
Total	$94.8	$64.8	$76.1	$235.7

The components of our investments as of December 31, 2018 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$69.2	$64.3	$—	$133.5
Equity securities	—	—	55.6	55.6
Debt securities	—	—	6.4	6.4
Total	$69.2	$64.3	$62.0	$195.5

Restricted Cash—
As of December 31, 2019 and 2018, Restricted cash consisted of the following (in millions):

	As of December 31,
	2019	2018
Current:
Affiliate cash	$16.0	$16.4
Self-insured captive funds	41.4	42.6
	57.4	59.0
Noncurrent:
Self-insured captive funds	7.4	5.3
Total restricted cash	$64.8	$64.3

Affiliate cash represents cash accounts maintained by joint ventures in which we participate where one or more of our external partners requested, and we agreed, that the joint venture’s cash not be commingled with other corporate cash accounts and be used only to fund the operations of those joint ventures. Self-insured captive funds represent cash held at our wholly owned insurance captive, HCS, Ltd., as discussed in Note 11, Self-Insured Risks. These funds are committed to pay third-party administrators for claims incurred and are restricted by insurance regulations and requirements. These funds cannot be used for purposes outside HCS without the permission of the Cayman Islands Monetary Authority.
The classification of restricted cash held by HCS as current or noncurrent depends on the classification of the corresponding claims liability.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2019 and 2018, $76.1 million and $62.0 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets. During the year ended December 31, 2019 and 2018, $1.2 million and $(1.7) million, respectively, of unrealized net gains (losses) were recognized in our consolidated statement of operations on marketable securities still held at the reporting date.
A summary of our available-for-sale marketable securities as of December 31, 2019 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities	$12.6	$—	$—	$12.6
A summary of our available-for-sale marketable securities as of December 31, 2018 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities	$6.4	$—	$—	$6.4

Cost in the above tables includes adjustments made to the cost basis of our debt securities for other-than-temporary impairments. During the years ended December 31, 2019, 2018, and 2017, we did not record any impairment charges related to our restricted marketable securities.
Investing information related to our available-for-sale marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Proceeds from sales and maturities of available-for-sale marketable securities	$6.4	$—	$4.0

Our portfolio of marketable securities is comprised of investments in mutual funds that hold investments in a variety of industries and geographies. As discussed in Note 1, Summary of Significant Accounting Policies, “Marketable Securities,” when our portfolio included marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, we examined the severity and duration of the impairments in relation to the cost of the individual investments. We also considered the industry and geography in which each investment is held and the near-term prospects for a recovery in each.
Scheduled maturities of investments in debt securities at December 31, 2019 were as follows (in millions):

	Cost	Fair Value
Due in one year or less	$12.6	$12.6
Due after one year through five years	—	—
Due after five years through ten years	—	—
Due after ten years	—	—
Total	$12.6	$12.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

5.	Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2019	2018
Current:
Patient accounts receivable	$498.7	$459.9
Other accounts receivable	7.4	7.8
	506.1	467.7
Noncurrent patient accounts receivable	152.1	155.5
Accounts receivable	$658.2	$623.2

Because the resolution of claims that are part of Medicare audit programs can take several years, we review the patient receivables that are part of this adjudication process to determine their appropriate classification as either current or noncurrent. Amounts considered noncurrent are included in Other long-term assets in our consolidated balance sheet. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for additional information.

6.	Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2019	2018
Land	$169.6	$142.4
Buildings	2,084.8	1,875.2
Leasehold improvements	192.6	147.5
Vehicles	31.2	24.6
Furniture, fixtures, and equipment	505.1	441.6
	2,983.3	2,631.3
Less: Accumulated depreciation and amortization	(1,211.8)	(1,147.0)
	1,771.5	1,484.3
Construction in progress	187.8	150.5
Property and equipment, net	$1,959.3	$1,634.8

As of December 31, 2019, approximately 70% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 10, Long-term Debt, and Note 21, Condensed Consolidating Financial Information.
The amount of depreciation expense and interest capitalized is as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Depreciation expense	$130.0	$124.2	$111.8
Interest capitalized	$8.3	$6.0	$3.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

In February 2016, we entered into a development/lease agreement with CR HQ, LLC (the “Developer”) to construct our new home office in Birmingham, Alabama. Under the terms of this agreement, the Developer was responsible for all costs of constructing the new facility ‘shell’ which is being leased to us for an initial term of 15 years with four, five-year renewal options. The lease commenced in April of 2018. We were responsible for the costs associated with improvements to the interior of the building. Due to the nature and extent of the tenant improvements we made to the new home office and certain provisions of the development/lease agreement, we were deemed to be the accounting owner of the new home office during the construction period. Construction commenced in the second quarter of 2016. As of December 31, 2018, Property and equipment, net included $55.0 million for the construction costs incurred by the Developer, and Long-term debt, net of current portion included a corresponding financing obligation liability of $54.8 million. The remaining corresponding financing obligation liability of $0.2 million as of December 31, 2018 is included in the Current portion of long-term debt. The amounts recorded for construction costs and the corresponding liability are noncash activities for purposes of our consolidated statement of cash flows. As a result of adopting ASC 842 on January 1, 2019, this lease became a finance lease obligation. See Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements,” for additional information on ASC 842. See also Note 10, Long-term Debt.

7.	Leases:
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
The components of lease costs are as follows (in millions):

For the Year Ended December 31, 2019
Operating lease cost	$72.9
Finance lease cost:
Amortization of right-of-use assets	30.3
Interest on lease liabilities	29.5
Total finance lease cost	59.8
Variable lease cost	1.5
Sublease income	(3.2)
Total lease cost	$131.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Supplemental consolidated balance sheet information related to leases is as follows (in millions):

	Classification	As of December 31, 2019
Assets
Operating lease	Operating lease right-of-use assets	$276.5
Finance lease (1)	Property and equipment, net	327.0
Total leased assets		$603.5

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$40.4
Finance lease	Current portion of long-term debt	21.0
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	243.8
Finance lease	Long-term debt, net of current portion	363.1
Total leased liabilities		$668.3

(1)	Finance lease assets are recorded net of accumulated amortization of $99.6 million as of December 31, 2019.

As of December 31, 2019
Weighted Average Remaining Lease Term
Operating lease	9.1 years
Finance lease	13.4 years
Weighted Average Discount Rate
Operating lease	6.2%
Finance lease	7.9%

Maturities of lease liabilities as of December 31, 2019 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2020	$57.5	$50.4
2021	53.2	48.9
2022	45.4	45.5
2023	40.7	45.3
2024	34.4	44.7
2025 and thereafter	153.0	405.7
Total lease payments	384.2	640.5
Less: Interest portion	(100.0)	(256.4)
Total lease liabilities	$284.2	$384.1

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Supplemental cash flow information related to our leases is as follows (in millions):

For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70.4
Operating cash flows from finance leases	30.0
Financing cash flows from finance leases	19.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43.8
Finance leases	34.2

Information prior to the adoption of ASC 842—
Information related to assets under capital lease obligations is as follows (in millions):

As of December 31, 2018
Assets under capital lease obligations:
Buildings	$329.6
Vehicles	21.1
Equipment	0.3
351.0
Less: Accumulated amortization	(126.9)
Assets under capital lease obligations, net	$224.1

The amount of amortization expense relating to assets under capital lease obligations and rent expense under operating leases is as follows (in millions):

	For the Year Ended December 31,
	2018	2017
Amortization expense	$24.1	$22.7
Rent expense:
Minimum rent payments	$69.8	$66.5
Contingent and other rents	24.9	24.1
Other	9.1	8.9
Total rent expense	$103.8	$99.5

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Future minimum lease payments at December 31, 2018, for those leases having an initial or remaining noncancelable lease term in excess of one year, are as follows (in millions):

Year Ending December 31,	Operating Leases	Capital Lease Obligations
2019	$71.4	$36.2
2020	65.8	32.3
2021	54.3	30.3
2022	41.0	28.7
2023	35.3	28.0
2024 and thereafter	148.2	299.7
	$416.0	455.2
Less: Interest portion		(191.4)
Obligations under capital leases		$263.8

Rental income from subleases approximated $3.0 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

8.	Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2019, 2018, and 2017 (in millions):

	Inpatient Rehabilitation	Home Health and Hospice	Consolidated
Goodwill as of December 31, 2016	$1,142.0	$785.2	$1,927.2
Acquisitions	24.0	21.4	45.4
Goodwill as of December 31, 2017	1,166.0	806.6	1,972.6
Acquisitions	23.2	105.0	128.2
Goodwill as of December 31, 2018	1,189.2	911.6	2,100.8
Acquisitions	4.8	174.7	179.5
Consolidation of joint venture formerly accounted for under the equity method of accounting	24.9	—	24.9
Goodwill as of December 31, 2019	$1,218.9	$1,086.3	$2,305.2

Goodwill increased in 2017 as a result of our acquisitions of inpatient and home health operations. Goodwill increased in 2018 as a result of our acquisitions of Camellia and other inpatient and home health and hospice operations. Goodwill increased in 2019 as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value and our acquisitions of Alacare and other inpatient and home health and hospice operations. See Note 2, Business Combinations, and Note 9, Investments in and Advances to Nonconsolidated Affiliates.
We performed impairment reviews as of October 1, 2019, 2018, and 2017 and concluded no Goodwill impairment existed. As of December 31, 2019, we had no accumulated impairment losses related to Goodwill.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2019	$197.2	$(40.4)	$156.8
2018	148.3	(28.2)	120.1
Licenses:
2019	$187.3	$(94.1)	$93.2
2018	169.1	(82.2)	86.9
Noncompete agreements:
2019	$74.2	$(62.3)	$11.9
2018	65.6	(58.6)	7.0
Trade name - Encompass:
2019	$135.2	$—	$135.2
2018	135.2	—	135.2
Trade names - all other:
2019	$41.6	$(22.4)	$19.2
2018	38.9	(19.4)	19.5
Internal-use software:
2019	$173.8	$(116.0)	$57.8
2018	161.3	(89.3)	72.0
Market access assets:
2019	$13.2	$(11.0)	$2.2
2018	13.2	(10.5)	2.7
Total intangible assets:
2019	$822.5	$(346.2)	$476.3
2018	731.6	(288.2)	443.4

Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Amortization expense	$58.4	$51.4	$49.3

Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2020	$55.9
2021	46.2
2022	38.2
2023	33.9
2024	31.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

9.	Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2019 represents our investment in five partially owned subsidiaries, of which four are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 8% to 60%. We account for these investments using the cost and equity methods of accounting. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2019	2018
Equity method investments:
Capital contributions	$0.9	$0.9
Cumulative share of income	68.1	114.0
Cumulative share of distributions	(63.6)	(102.7)
	5.4	12.2
Cost method investments:
Capital contributions, net of distributions and impairments	2.0	—
Total investments in and advances to nonconsolidated affiliates	$7.4	$12.2

The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2019	2018
Assets—
Current	$4.2	$9.9
Noncurrent	9.3	17.8
Total assets	$13.5	$27.7
Liabilities and equity—
Current liabilities	$0.5	$1.4
Noncurrent liabilities	0.3	0.1
Partners’ capital and shareholders’ equity—
Encompass Health	4.9	12.2
Outside partners	7.8	14.0
Total liabilities and equity	$13.5	$27.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Condensed statements of operations (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Net operating revenues	$32.6	$42.6	$40.9
Operating expenses	(19.1)	(25.6)	(24.1)
Income from continuing operations, net of tax	13.4	17.1	17.0
Net income	13.4	17.1	17.0

As a result of an amendment to the joint venture agreement related to Yuma Rehabilitation Hospital, the accounting for this hospital changed from the equity method of accounting to a consolidated entity effective July 1, 2019. The amendment revised certain participatory rights held by our joint venture partner resulting in Encompass Health gaining control of this entity from an accounting perspective. We accounted for this change in control as a business combination and consolidated this entity using the acquisition method. The consolidation of Yuma Rehabilitation Hospital did not have a material impact on our financial position, results of operations, or cash flows. As a result of our consolidation of this hospital and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $24.9 million and we recorded a $19.2 million gain as part of Other income during the year ended December 31, 2019.

10.	Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2019	2018
Credit Agreement—
Advances under revolving credit facility	$45.0	$30.0
Term loan facilities	265.2	280.1
Bonds payable—
5.125% Senior Notes due 2023	297.3	296.6
5.75% Senior Notes due 2024	697.3	1,194.7
5.75% Senior Notes due 2025	345.6	345.0
4.50% Senior Notes due 2028	491.7	—
4.75% Senior Notes due 2030	491.7	—
Other notes payable	44.7	104.2
Finance lease obligations	384.1	263.8
	3,062.6	2,514.4
Less: Current portion	(39.3)	(35.8)
Long-term debt, net of current portion	$3,023.3	$2,478.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2020	$39.3	$39.3
2021	35.5	35.5
2022	46.3	46.3
2023	335.1	332.4
2024	995.7	991.6
Thereafter	1,638.6	1,617.5
Total	$3,090.5	$3,062.6

As a result of the 2019 and 2017 redemptions discussed below, we recorded a $7.7 million and $10.7 million Loss on early extinguishment of debt in 2019 and 2017, respectively. There were no redemptions resulting in a Loss on early extinguishment of debt during 2018.
Senior Secured Credit Agreement—
Credit Agreement
In November 2019, we amended our existing credit agreement, previously amended in September 2017 (the “Credit Agreement”). The Credit Agreement provided for a $270 million term loan commitment and a $1 billion revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which mature in November 2024. Outstanding term loan borrowings are payable in equal consecutive quarterly installments, commencing on December 31, 2019, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2019, with the remainder due at maturity. We have the right at any time to prepay, in whole or in part, any borrowing under the term loan facilities.
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
The Credit Agreement contains affirmative and negative covenants and default and acceleration provisions, including a minimum interest coverage ratio and a maximum leverage ratio. Under one such negative covenant, we are restricted from paying common stock dividends, prepaying certain senior notes, making certain investments, and repurchasing preferred and common equity unless (1) we are not in default under the terms of the Credit Agreement and (2) our senior secured leverage ratio, as defined in the Credit Agreement, does not exceed 2x. In the event the senior secured leverage ratio exceeds 2x, these payments are subject to a limit of $200 million plus an amount equal to a portion of available excess cash flows each fiscal year. Our obligations under the Credit Agreement are secured by the current and future personal property of the Company and its subsidiary guarantors. The maximum leverage ratio in the financial covenants is 4.50x through December 2021 and 4.25x from then until maturity.
As of December 31, 2019 and 2018, $45 million and $30 million were drawn under the revolving credit facility with an interest rate of 3.2% and 3.9%, respectively. Amounts drawn as of December 31, 2019 and 2018 exclude $38.9 million and $37.4 million, respectively, utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. Currently, there are no undrawn term loan commitments under the Credit Agreement.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2017 Credit Agreement
In September 2017, we amended our existing credit agreement (the “ 2017 Credit Agreement”). The 2017 Credit Agreement provided for a $300 million term loan commitment and a $700 million revolving credit facility, with a $260 million letter of credit subfacility and a swingline loan subfacility, all of which would have matured in September 2022. Outstanding term loan borrowings were payable in equal consecutive quarterly installments, commencing on December 31, 2017, of 1.25% of the aggregate principal amount of the term loans outstanding as of December 31, 2017, with the remainder due at maturity. The 2017 Credit Agreement contained similar affirmative and negative covenants and default and acceleration provisions as the Credit Agreement. The 2017 amendment to our existing credit agreement included a net repayment of approximately $110 million to our existing term loan facility.
Bonds Payable—
Nonconvertible Notes
The Company’s 2023 Notes, 2024 Notes, 2025 Notes, 2028 Notes, and 2030 Notes (collectively, the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”). Pursuant to the terms of the Indenture, the Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our Credit Agreement and other capital markets debt (see Note 21, Condensed Consolidating Financial Information). The Senior Notes are senior, unsecured obligations of Encompass Health and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.
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
2023 Notes
In March 2015, we issued $300 million of 5.125% Senior Notes due 2023 (“the 2023 Notes”) at par, which resulted in approximately $295 million in net proceeds from the public offering. The 2023 Notes mature on March 15, 2023 and bear interest at a per annum rate of 5.125%. Inclusive of financing costs, the effective interest rate on the 2023 Notes is 5.4%. Interest on the 2023 Notes is payable semiannually in arrears on March 15 and September 15. We may redeem the 2023 Notes, in whole or in part, at any time on or after March 15, 2018 at the redemption prices set forth below:

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
In June 2019, we redeemed $100 million of outstanding principal amount of our 2024 Notes using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of 101.917%, which resulted in a total cash outlay of approximately $102 million. In November 2019, we redeemed $400 million of the outstanding principal amount of our 2024 Notes. Pursuant to the terms of the 2024 Notes, this optional redemption was made at a price of 100.958%, which resulted in a total cash outlay of approximately $404 million.
We may redeem the 2024 Notes, in whole or in part, at any time on or after November 1, 2017, at the redemption prices set forth below:

Period	Redemption Price*
2019	100.958%
2020 and thereafter	100.000%

* Expressed in percentage of principal amount
2025 Notes
In September 2015, we issued $350 million of 5.75% Senior Notes due 2025 (“the 2025 Notes”) at par. The 2025 Notes mature on September 15, 2025 and bear interest at a per annum rate of 5.75%. Inclusive of financing costs, the effective interest rate on the 2025 Notes is 6.0%. Interest on the 2025 Notes is payable semiannually in arrears on March 15 and September 15.
We may redeem the 2025 Notes, in whole or in part, at any time on or after September 15, 2020, at the redemption prices set forth below:

Period	Redemption Price*
2020	102.875%
2021	101.917%
2022	100.958%
2023 and thereafter	100.000%
* Expressed in percentage of principal amount

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2028 and 2030 Notes
In September 2019, we issued $500 million of 4.50% Senior Notes due 2028 (the “2028 Notes”) at par and $500 million of 4.75% Senior Notes due 2030 (the “2030 Notes”) at par. The proceeds from this offering were used to fund the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment, redeem a portion of our 2024 Notes as discussed above, and repay borrowings under our revolving credit facility.
The 2028 Notes mature on February 1, 2028. Inclusive of financing costs, the effective interest rate on the 2028 Notes is 4.7%. Interest on the 2028 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2023 at the redemption prices set forth below:

Period	Redemption Price*
2023	102.250%
2024	101.125%
2025 and thereafter	100.000%

* Expressed in percentage of principal amount
The 2030 Notes mature on February 1, 2030. Inclusive of financing costs, the effective interest rate on the 2030 Notes is 5.0%. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2030 Notes, in whole or in part, at any time on or after February 1, 2025 at the redemption prices set forth below:

Period	Redemption Price*
2025	102.375%
2026	101.583%
2027	100.792%
2028 and thereafter	100.000%

* Expressed in percentage of principal amount
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
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2019	2018	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$82.8	8.1% to 11.2% as of December 31, 2019; 7.8% to 11.2% as of December 31, 2018
Construction of a new hospital	12.9	14.6	5.0% as of December 31, 2019; 4.8% to 5.0% as of December 31, 2018
Other	3.8	6.8	4.3% to 6.8%
Other notes payable	$44.7	$104.2

As a result of adopting ASC 842 on January 1, 2019, notes payable of approximately $52 million related to a sale/leaseback transaction involving real estate became a finance lease obligation. See Note 1, Summary of Significant Accounting Policies, “Recent Accounting Pronouncements,” for additional information on ASC 842.

11.	Self-Insured Risks:
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
The following table presents the changes in our self-insurance reserves for the years ended December 31, 2019, 2018, and 2017 (in millions):

	2019	2018	2017
Balance at beginning of period, gross	$160.9	$171.0	$171.4
Less: Reinsurance receivables	(25.6)	(39.9)	(41.4)
Balance at beginning of period, net	135.3	131.1	130.0
Increase for the provision of current year claims	46.9	47.1	44.7
Decrease for the provision of prior year claims	(12.6)	(8.7)	(3.0)
Expenses related to discontinued operations	(0.1)	(0.2)	(0.5)
Payments related to current year claims	(7.5)	(7.0)	(5.0)
Payments related to prior year claims	(31.1)	(27.0)	(35.1)
Balance at end of period, net	130.9	135.3	131.1
Add: Reinsurance receivables	26.4	25.6	39.9
Balance at end of period, gross	$157.3	$160.9	$171.0

As of December 31, 2019 and 2018, $40.1 million and $41.3 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.

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
The reserves for these self-insured risks cover approximately 1,000 individual claims at December 31, 2019 and 2018, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.

12.	Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Balance at beginning of period	$261.7	$220.9	$138.3
Net income attributable to noncontrolling interests	12.6	13.9	17.9
Distributions declared	(9.2)	(8.6)	(4.6)
Contribution to joint venture	1.0	9.6	2.3
Reclassification to noncontrolling interests	(11.2)	—	—
Purchase of redeemable noncontrolling interests	(162.9)	(65.1)	—
Change in fair value	147.6	91.0	67.0
Balance at end of period	$239.6	$261.7	$220.9

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

	For the Year Ended December 31,
	2019	2018	2017
Net income attributable to nonredeemable noncontrolling interests	$74.5	$69.2	$61.2
Net income attributable to redeemable noncontrolling interests	12.6	13.9	17.9
Net income attributable to noncontrolling interests	$87.1	$83.1	$79.1

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

each management investor’s shares of Holdings stock may be sold thereafter. At any time after December 31, 2019, Encompass Health will have the right (but not the obligation) to repurchase all or any portion of the shares of Holdings stock owned by one or more management investors for a cash purchase price per share equal to the fair value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. In September 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. As of December 31, 2019, the value of the outstanding shares of Holdings owned by management investors was approximately $208 million. In January 2020, we received additional exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. On February 18, 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.
On February 20, 2020, Encompass Health entered into exchange agreements (each, an “Exchange Agreement”) with these two management investors, pursuant to which they have the right to exchange all of the remaining shares of Holdings held by them for shares of common stock of Encompass Health (the “EHC Shares”). Each of the Exchange Agreements provides that the management investor must deliver a written exchange notice (an “Exchange Notice”) to Encompass Health in order to exchange his or her remaining shares of Holdings for EHC Shares. Each Exchange Agreement further provides that the number of EHC Shares to be delivered to the management investor is to be determined by dividing the fair value of the shares of Holdings held by the management investor on the date of the Exchange Agreement by the last reported sales price of Encompass Health’s common stock on the New York Stock Exchange (the “NYSE”) on the date of delivery of the Exchange Notice.
On February 20, 2020, Encompass Health received an Exchange Notice from each of the management investors. Based on the last sales price of Encompass Health’s common stock on the NYSE on February 20, 2020, Encompass Health anticipates delivering an aggregate of approximately 561,000 EHC Shares, less than 0.6% of the total number of outstanding shares of the Encompass Health’s common stock, to the management investors. The settlement of the exchanges is expected to occur prior to the end of the first quarter of 2020. Encompass Health anticipates issuing the EHC Shares from its treasury shares.
See also Note 13, Fair Value Measurements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

13.	Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2019	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$63.5	$—	$63.5	$—	M
Debt securities	12.6	12.6	—	—	M
Redeemable noncontrolling interests	239.6	—	—	239.6	I
As of December 31, 2018
Other long-term assets:
Equity securities	$55.6	$—	$55.6	$—	M
Debt securities	6.4	6.4	—	—	M
Redeemable noncontrolling interests	261.7	—	—	261.7	I

(1)	The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
In addition to assets and liabilities recorded at fair value on a recurring basis, we are also required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or similar adjustments made to the carrying value of the applicable assets.
As a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $19.2 million gain as part of Other income during the year ended December 31, 2019. We determined the fair value of our previously held equity interest using the income approach valuation technique. The income approach included the use of the hospital's projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital. The projected operating results use management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. During the years ended December 31, 2018 and 2017, we did not record any gains or losses related to our nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis as part of our continuing operations.

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

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$45.0	$45.0	$30.0	$30.0
Term loan facilities	265.2	266.6	280.1	281.3
5.125% Senior Notes due 2023	297.3	306.6	296.6	298.5
5.75% Senior Notes due 2024	697.3	708.8	1,194.7	1,200.0
5.75% Senior Notes due 2025	345.6	369.7	345.0	339.5
4.50% Senior Notes due 2028	491.7	519.4	—	—
4.75% Senior Notes due 2030	491.7	520.0	—	—
Other notes payable	44.7	44.7	104.2	104.2
Financial commitments:
Letters of credit	—	38.9	—	37.4

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”

14.	Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options, SARs, and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded during 2019, 2018, and 2017 was issued under the 2016 Omnibus Performance Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to 14,000,000 shares of common stock. This plan allows for the grants of nonqualified stock options, incentive stock options, restricted stock, SARs, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards.
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

The fair values of the options granted during the years ended December 31, 2019, 2018, and 2017 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2019	2018	2017
Expected volatility	25.3%	29.2%	30.5%
Risk-free interest rate	2.7%	2.7%	2.1%
Expected life (years)	7.1	7.1	7.7
Dividend yield	2.1%	2.2%	2.2%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2019, 2018, and 2017 was $15.45, $14.57, and $11.55, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2018	537	$35.22
Granted	106	63.77
Exercised	(78)	17.73
Outstanding, December 31, 2019	565	43.02	6.3	$14.8
Exercisable, December 31, 2019	364	35.16	5.1	12.4

We recognized approximately $1.4 million, $1.1 million, and $0.8 million of compensation expense related to our stock options for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $1.8 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 22 months. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $3.6 million, $5.2 million, and $29.0 million, respectively.
Stock Appreciation Rights—
In conjunction with the EHHI acquisition, we granted SARs based on Encompass Health Home Health Holdings, Inc. (“Holdings”) common stock to certain members of EHHI management at closing on December 31, 2014. Under a separate plan, we granted 122,976 SARs that vest based on continued employment and an additional maximum number of 129,124 SARs that vest based on continued employment and the extent of the attainment of a specified 2017 performance measure. The maximum number of performance SARs was achieved. Half of the SARs of each type vested on December 31, 2018 with the remainder vested on December 31, 2019. The vested SARs will expire on the tenth anniversary of the grant date or within a specified period following any earlier termination of employment. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. The fair value of Holdings’ common stock is determined using the product of the trailing 12-month specified

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
The fair value of the SARs granted in conjunction with the EHHI acquisition has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	As of December 31,
	2019	2018
Expected volatility	38.6%	27.1%
Risk-free interest rate	1.5%	2.6%
Expected life (years)	0.3	1.3
Dividend yield	—%	—%

We did not include a dividend payment as part of our pricing model because Holdings currently does not pay dividends on its common stock. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of SARs granted in conjunction with the EHHI acquisition was $870.28 and $419.28 as of December 31, 2019 and 2018, respectively. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs for approximately $55 million in cash. As of December 31, 2019, the fair value of the remaining 115,545 SARs is approximately $101 million, all of which is included in Other current liabilities. In January 2020, members of the management team exercised the remaining SARs, and in February 2020, we settled those awards upon payment of approximately $101 million in cash.
We recognized approximately $81.9 million, $56.2 million, and $26.0 million of compensation expense related to our SARs for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there was no unrecognized compensation cost related to unvested SARs.
Restricted Stock—
The RSAs granted in 2019, 2018, and 2017 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2018	907	$37.61
Granted	660	49.84
Vested	(718)	34.84
Forfeited	(31)	48.65
Nonvested shares at December 31, 2019	818	49.49

The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2018 and 2017 was $37.61 and $42.85 per share, respectively. We recognized approximately $29.5 million, $27.1 million, and $19.6 million of compensation expense related to our restricted stock awards for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there was $32.3 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 21 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31,

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

2019, 2018, and 2017 was $45.2 million, $22.1 million, and $17.7 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2019, 2018, and 2017, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2019, 2018, and 2017, we issued 23,270, 24,771, and 27,594 RSUs, respectively, with a fair value of $64.48, $62.88, and $47.30, respectively, per unit. We recognized approximately $1.5 million, $1.6 million, and $1.3 million, respectively, of compensation expense upon their issuance in 2019, 2018, and 2017. There was no unrecognized compensation related to unvested shares as of December 31, 2019. During the years ended 2019, 2018, and 2017, we issued an additional 8,876, 8,045, and 9,968, respectively, of RSUs as dividend equivalents. As of December 31, 2019, 536,658 RSUs were outstanding.

15.	Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2019, 2018, and 2017, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $178.4 million, $164.7 million, and $145.0 million, respectively.
Encompass Health offers two qualified 401(k) savings plans, the Encompass Health Retirement Investment Plan (the “RIP”) and the Encompass Home Health Savings Plan (the “HHSP”). The RIP allows eligible employees to contribute up to 100% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. Inpatient rehabilitation employees who are at least 21 years of age are eligible to participate in the RIP and all contributions to the plan are in the form of cash. Encompass Health’s employer matching contribution under the RIP is 50% of the first 6% of each participant’s elective deferrals, which vest 100% after three years of service. Participants are always fully vested in their own contributions.
The HHSP allows eligible employees to contribute up to 60% of their pay on a pre-tax basis into their individual retirement account in the plan subject to the normal maximum limits set annually by the Internal Revenue Service. All home health and hospice full-time and part-time employees are eligible to participate in the HHSP and all contributions to the plan are in the form of cash. Encompass Health’s employer matching contribution under the HHSP is 25% of the first 3% of each participant’s elective deferrals, which vest gradually over a six-year service period. Participants are always fully vested in their own contributions.
Employer contributions to the RIP and HHSP approximated $23.4 million, $21.5 million, and $19.3 million in 2019, 2018, and 2017, respectively. In 2019, 2018, and 2017, approximately $1.4 million, $2.5 million, and $1.5 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the RIP and HHSP.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals and individual goals. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which are weighted according to importance, are determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2020, we expect to pay approximately $18.6 million under the program for the year ended December 31, 2019. In March 2019 and March 2018, we paid $19.7 million and $14.7 million, respectively, under the program for the years ended December 31, 2018 and 2017.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

16.	Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Current:
Federal	$58.1	$103.8	$72.2
State and other	17.8	24.2	12.8
Total current expense	75.9	128.0	85.0
Deferred:
Federal	32.0	(13.7)	58.4
State and other	8.0	4.6	2.4
Total deferred expense (benefit)	40.0	(9.1)	60.8
Total income tax expense related to continuing operations	$115.9	$118.9	$145.8

A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2019	2018	2017
Tax expense at statutory rate	21.0%	21.0%	35.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	4.3%	4.5%	3.5%
Increase (decrease) in valuation allowance	0.8%	(0.4)%	0.4%
Government, class action, and related settlements	(1.2)%	2.7%	—%
Noncontrolling interests	(3.0)%	(3.2)%	(4.6)%
Share-based windfall tax benefits	(1.0)%	(0.4)%	(1.8)%
Tax Act	—%	—%	(2.8)%
Other, net	(0.3)%	(0.1)%	(0.3)%
Income tax expense	20.6%	24.1%	29.4%

The Provision for income tax expense in 2019 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests, (2) government, class action, and related settlements, and (3) share-based windfall tax benefits offset by (4) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion. The Provision for income tax expense in 2018 was greater than the federal statutory rate primarily due to: (1) state and other income tax expense and (2) government, class action, and related settlements offset by (3) the impact of noncontrolling interests. The Provision for income tax expense in 2017 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests, (2) the impact of the 2017 Tax Cuts and Jobs Act (the “Tax Act”) and (3) share-based windfall tax benefits offset by (4) state and other income tax expense.
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
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2019	2018
Deferred income tax assets:
Net operating loss	$61.8	$66.0
Property, net	33.9	30.8
Insurance reserve	17.0	16.8
Stock-based compensation	38.3	33.0
Revenue reserves	—	6.1
Operating lease liabilities	30.6	—
Other accruals	23.4	22.5
Tax credits	6.8	4.7
Other	0.2	0.6
Total deferred income tax assets	212.0	180.5
Less: Valuation allowance	(38.4)	(33.7)
Net deferred income tax assets	173.6	146.8
Deferred income tax liabilities:
Revenue reserves	(11.6)	—
Intangibles	(94.6)	(88.5)
Operating lease right-of-use assets	(30.3)	—
Carrying value of partnerships	(34.0)	(15.2)
Other	(0.2)	(0.2)
Total deferred income tax liabilities	(170.7)	(103.9)
Net deferred income tax assets	$2.9	$42.9

We have state NOLs of $61.8 million that expire in various amounts at varying times through 2031. For the years ended December 31, 2019, 2018, and 2017, the net increase (decrease) in our valuation allowance was $4.7 million, $(2.1) million, and $7.9 million, respectively. The increase in our valuation allowance in 2019 related primarily to our expected inability to realize related net operating losses prior to their expiration. The decrease in our valuation allowance in 2018 related primarily to expirations of state net operating losses.
As of December 31, 2019, we have a remaining valuation allowance of $38.4 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in establishment of a deferred tax liability and additional cash tax benefits of approximately $51.3 million through December 31, 2017. This amount was reduced to $33.7 million after considering the federal tax rate reduction to 21% provided for in the Tax Act. The Tax Act included revisions to Internal Revenue Code §451 that might have eliminated a portion of this deferral of revenue for tax purposes. Accordingly, we reversed $23.6 million of our revenue reserves and carrying value of partnerships deferred tax liabilities and recorded a current tax payable for the same amount in the first quarter of 2018. In September 2019, a Treasury Regulation was issued that supported the accounting method change we received calling for continued deferral of denied prepayment claims. As a result, we have recorded additional deferred tax liabilities of $22.2 million and a corresponding benefit to our income tax receivable to fully defer taxable income related to pre-payment claim denials as of December 31, 2019. These changes did not have a material impact on our effective tax rate in any period of adjustment and all benefits are expected to reverse as pre-payment claims denials are settled or collected.
As of January 1, 2017, total remaining gross unrecognized tax benefits were $2.8 million, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits decreased $2.5 million during 2017, primarily related to the favorable settlement of a federal interest claim. Total remaining gross unrecognized tax benefits were $0.3 million as of December 31, 2017, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2018 or 2019. Total remaining gross unrecognized tax benefits were $0.9 million and $0.4 million as of December 31, 2018 and 2019, respectively, all of which would have affected our effective tax rate if recognized.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2017	$2.8	$—
Gross amount of decreases in unrecognized tax benefits related to prior periods	(0.4)	—
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2.1)	—
December 31, 2017	0.3	—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.8	0.1
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.2)	—
December 31, 2018	0.9	0.1
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.5)	—
December 31, 2019	$0.4	$0.1

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2019, 2018, and 2017 was not material. Accrued interest income related to income taxes as of December 31, 2019 and 2018 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. We renewed this agreement in January 2018 for the 2018 tax year, in December 2018 for the 2019 tax year, and in February 2020 for the 2020 tax year. As a result of these agreements, the IRS is currently examining the 2018, 2019, and 2020 tax years. In July 2019, the IRS issued a no-change Letter effectively closing our 2017 tax year audit. The statute of limitations has expired or we have settled federal income tax examinations with the IRS for

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

all tax years through 2017. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are not currently under audit by any states.
For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate $0.3 million of our unrecognized tax benefits will be released within the next 12 months.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

17.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2019	2018	2017
Basic:
Numerator:
Income from continuing operations	$446.4	$374.3	$350.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(87.1)	(83.1)	(79.1)
Less: Income allocated to participating securities	(1.3)	(0.9)	(0.9)
Income from continuing operations attributable to Encompass Health common shareholders	358.0	290.3	270.6
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.6)	1.1	(0.4)
Net income attributable to Encompass Health common shareholders	$357.4	$291.4	$270.2
Denominator:
Basic weighted average common shares outstanding	98.0	97.9	93.7
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.66	$2.97	$2.88
Discontinued operations	(0.01)	0.01	—
Net income	$3.65	$2.98	$2.88

Diluted:
Numerator:
Income from continuing operations	$446.4	$374.3	$350.6
Less: Net income attributable to noncontrolling interests included in continuing operations	(87.1)	(83.1)	(79.1)
Add: Interest on convertible debt, net of tax	—	—	4.6
Add: Loss on extinguishment of convertible debt, net of tax	—	—	6.2
Income from continuing operations attributable to Encompass Health common shareholders	359.3	291.2	282.3
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.6)	1.1	(0.4)
Net income attributable to Encompass Health common shareholders	$358.7	$292.3	$281.9
Denominator:
Diluted weighted average common shares outstanding	99.4	99.8	99.3
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$3.62	$2.92	$2.84
Discontinued operations	(0.01)	0.01	—
Net income	$3.61	$2.93	$2.84

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Basic weighted average common shares outstanding	98.0	97.9	93.7
Convertible senior subordinated notes	—	—	4.0
Restricted stock awards, dilutive stock options, and restricted stock units	1.4	1.9	1.6
Diluted weighted average common shares outstanding	99.4	99.8	99.3

Options to purchase approximately 0.1 million and 0.2 million shares of common stock were outstanding as of December 31, 2019 and 2017, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive. There were no antidilutive options to purchase shares of common stock outstanding as of December 31, 2018.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. On July 24, 2018, the Company's board approved resetting the aggregate common stock repurchase authorization to $250 million. During 2019 and 2017, we repurchased 0.8 million and 0.9 million shares of our common stock in the open market for $45.9 million and $38.1 million, respectively. There were no repurchases of our common stock during 2018.
In July 2016, our board of directors approved an increase in the quarterly cash dividend on our common stock and declared a dividend of $0.24 per share. The cash dividend of $0.24 per common share was declared and paid each quarter through July 2017. In July 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share. The cash dividend of $0.25 per common share was declared and paid in each quarter through July 2018. In July 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share. The cash dividend of $0.27 per common share was declared and paid in each quarter through July 2019. In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share. The cash dividend of $0.28 per share was declared in July 2019 and October 2019 and paid in October 2019 and January 2020, respectively. As of December 31, 2019 and 2018, accrued common stock dividends of $29.0 million and $28.4 million were included in Other current liabilities in our consolidated balance sheet. Future dividend payments are subject to declaration by our board of directors.
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
See also Note 10, Long-term Debt.

18.	Contingencies and Other Commitments:
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
As a result of the Alabama Supreme Court’s reversal, we reduced the associated liability below our insurance retention level of $6.0 million, and no longer maintained an insurance receivable in our consolidated balance sheet because we believed the liability did not exceed that retention level. As of December 31, 2018, we maintained a liability included in Other current liabilities in our consolidated balance sheet in connection with this matter. On February 27, 2019, we entered into a settlement with the plaintiff for an amount less than the remaining liability reserved and not material to us.
Governmental Inquiries and Investigations—
On March 4, 2013, we received document subpoenas from an office of the HHS-OIG addressed to four of our hospitals. On April 24, 2014, we received document subpoenas relating to an additional seven of our hospitals. The associated investigation led by the United States Department of Justice (“DOJ”) was based on relator claims of alleged improper or fraudulent claims submitted to Medicare and Medicaid and requested documents and materials relating to practices, procedures, protocols and policies, of certain pre- and post-admissions activities at these hospitals including, among other things, marketing functions, pre-admission screening, post-admission physician evaluations, patient assessment instruments, individualized patient plans of care, and compliance with the Medicare 60% rule. Under the Medicare rule commonly referred to as the “60% rule,” an inpatient rehabilitation hospital must treat 60% or more of its patients from at least one of a specified list of medical conditions in order to be reimbursed at the inpatient rehabilitation hospital payment rates, rather than at the lower acute care hospital payment rates.
The investigation focused on a specific set diagnoses made by independent physicians at our hospitals. We relied on the medical judgment of these independent physicians to code the diagnoses. DOJ claimed, among other things, that under CMS regulations we improperly used the codes. However, CMS periodically reviewed industry usage of the codes and confirmed our reliance was appropriate. In addition, throughout the period of the investigation, CMS continued to pay our claims under those codes. The seven-year investigation produced no evidence of falsity or fraudulent conduct. Eventually, the court refused to give DOJ more time to decide whether to intervene and unsealed the related qui tam cases. DOJ chose not to intervene to prosecute the matter.

Based on discussions with the government during the fourth quarter of 2018 as well as the burdens and distractions associated with continuing the investigation and the likely costs of future litigation, we estimated a settlement value of $48 million and accrued a loss contingency in that amount which was included in Other current liabilities in our consolidated balance sheet for the year ended December 31, 2018. Following further discussions, we settled the DOJ investigation, together with related qui tam or “whistleblower” lawsuits, in 2019 for a payment of $48 million, and we expressly denied any wrongdoing. In return for the settlement payment, the plaintiffs dismissed with prejudice their pending qui tam claims, and the DOJ provided Encompass Health and all its subsidiaries with a release from civil liability.
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $61.4 million in 2020, $41.7 million in 2021, $15.1 million in 2022, $10.8 million in 2023, $6.9 million in 2024, and $7.1 million thereafter. These contracts primarily relate to software licensing and support.

19.	Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 33 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2019, we operate 133 inpatient rehabilitation hospitals. We are the sole owner of 86 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 47 jointly owned hospitals. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of December 31, 2019, we provide home health services in 245 locations and hospice services in 83 locations across 31 states with concentrations in the Southeast and Texas. In addition, two of these home health agencies operate as joint ventures which we account for using the equity method of accounting. We are the sole owner of 320 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies. All revenues for our services are generated through external customers. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Net operating revenues	$3,513.0	$3,346.2	$3,141.3	$1,092.0	$931.1	$772.6
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	1,813.1	1,701.5	1,603.8	—	—	—
Other operating expenses	521.9	502.3	462.5	—	—	—
Supplies	147.0	140.6	135.7	—	—	—
Occupancy costs	64.8	63.8	61.9	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	506.2	438.4	363.3
Support and overhead costs	—	—	—	381.7	323.5	277.2
	2,546.8	2,408.2	2,263.9	887.9	761.9	640.5
Other income	(10.5)	(3.6)	(4.1)	—	(0.5)	—
Equity in net income of nonconsolidated affiliates	(5.5)	(7.5)	(7.3)	(1.2)	(1.2)	(0.7)
Noncontrolling interests	82.6	77.2	67.6	9.5	8.5	6.9
Segment Adjusted EBITDA	$899.6	$871.9	$821.2	$195.8	$162.4	$125.9

Capital expenditures	$391.4	$264.6	$238.0	$12.7	$11.6	$10.7

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of December 31, 2019
Total assets	$4,501.4	$1,612.8	$6,080.7
Investments in and advances to nonconsolidated affiliates	2.0	5.4	7.4
As of December 31, 2018
Total assets	$3,900.9	$1,314.6	$5,175.0
Investments in and advances to nonconsolidated affiliates	9.5	2.7	12.2

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

Segment reconciliations (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Total segment Adjusted EBITDA	$1,095.4	$1,034.3	$947.1
General and administrative expenses	(247.0)	(220.2)	(171.7)
Depreciation and amortization	(218.7)	(199.7)	(183.8)
Loss on disposal of assets	(11.1)	(5.7)	(4.6)
Government, class action, and related settlements	—	(52.0)	—
Loss on early extinguishment of debt	(7.7)	—	(10.7)
Interest expense and amortization of debt discounts and fees	(159.7)	(147.3)	(154.4)
Net income attributable to noncontrolling interests	87.1	83.1	79.1
SARs mark-to-market impact on noncontrolling interests	5.0	2.6	—
Change in fair market value of equity securities	0.8	(1.9)	—
Tax reform impact on noncontrolling interests	—	—	(4.6)
Gain on consolidation of Yuma	19.2	—	—
Payroll taxes on SARs exercise	(1.0)	—	—
Income from continuing operations before income tax expense	$562.3	$493.2	$496.4

	As of December 31, 2019	As of December 31, 2018
Total assets for reportable segments	$6,114.2	$5,215.5
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	(33.5)	(40.5)
Total consolidated assets	$6,080.7	$5,175.0

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Inpatient rehabilitation:
Inpatient	$3,423.5	$3,247.9	$3,039.3
Outpatient and other	89.5	98.3	102.0
Total inpatient rehabilitation	3,513.0	3,346.2	3,141.3
Home health and hospice:
Home health	918.0	814.6	702.4
Hospice	174.0	116.5	70.2
Total home health and hospice	1,092.0	931.1	772.6
Total net operating revenues	$4,605.0	$4,277.3	$3,913.9

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

20.	Quarterly Data (Unaudited):

	2019
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$1,124.0	$1,135.0	$1,161.6	$1,184.4	$4,605.0
Operating earnings (a)	167.1	152.6	151.2	141.2	612.1
Provision for income tax expense	30.8	23.5	34.3	27.3	115.9
Income from continuing operations	125.7	111.0	119.5	90.2	446.4
Loss from discontinued operations, net of tax	(0.5)	(0.1)	—	—	(0.6)
Net income	125.2	110.9	119.5	90.2	445.8
Less: Net income attributable to noncontrolling interests	(22.9)	(19.7)	(21.9)	(22.6)	(87.1)
Net income attributable to Encompass Health	$102.3	$91.2	$97.6	$67.6	$358.7
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$1.05	$0.93	$0.99	$0.69	$3.66
Discontinued operations	(0.01)	—	—	—	(0.01)
Net income	$1.04	$0.93	$0.99	$0.69	$3.65
Diluted earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$1.04	$0.92	$0.98	$0.68	$3.62
Discontinued operations	(0.01)	—	—	—	(0.01)
Net income	$1.03	$0.92	$0.98	$0.68	$3.61

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
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement and (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 10, Long-term Debt.
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
The “Holdings” column in the condensed consolidating financial statements below represents Holdings and its wholly-owned subsidiaries. As discussed in Note 12, Redeemable Noncontrolling Interests, Holdings had 5.5% noncontrolling interest as of December 31, 2019, and accordingly, Holdings and its wholly-owned subsidiaries were not guarantors of our debt. In February 2020, we acquired for cash all but 1.2% of the remaining noncontrolling interest in Holdings following the most recent exercise of the put option by the management investors. On February 20, 2020, Encompass Health Corporation and each of the two remaining management investors agreed to exchange the remaining shares representing the noncontrolling interest for an equal value of shares of common stock of Encompass Health Corporation. We expect to settle the exchanges in March 2020.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$20.7	$2,425.5	$1,221.7	$1,074.1	$(137.0)	$4,605.0
Operating expenses:
Salaries and benefits	59.6	1,176.5	608.7	748.9	(20.7)	2,573.0
Other operating expenses	45.0	351.8	189.3	88.4	(50.9)	623.6
Occupancy costs	2.1	100.8	27.5	17.3	(65.4)	82.3
Supplies	—	98.0	49.3	20.6	—	167.9
General and administrative expenses	160.0	—	—	87.0	—	247.0
Depreciation and amortization	19.9	106.8	54.9	37.1	—	218.7
Total operating expenses	286.6	1,833.9	929.7	999.3	(137.0)	3,912.5
Loss on early extinguishment of debt	7.7	—	—	—	—	7.7
Interest expense and amortization of debt discounts and fees	131.0	24.7	5.6	28.4	(30.0)	159.7
Other income	(32.3)	(21.1)	(7.1)	—	30.0	(30.5)
Equity in net income of nonconsolidated affiliates	—	(5.1)	(0.4)	(1.2)	—	(6.7)
Equity in net income of consolidated affiliates	(492.6)	(67.0)	—	—	559.6	—
Management fees	(160.8)	117.8	43.0	—	—	—
Income from continuing operations before income tax (benefit) expense	281.1	542.3	250.9	47.6	(559.6)	562.3
Provision for income tax (benefit) expense	(78.2)	140.3	40.3	13.5	—	115.9
Income from continuing operations	359.3	402.0	210.6	34.1	(559.6)	446.4
Loss from discontinued operations, net of tax	(0.6)	—	—	—	—	(0.6)
Net income	358.7	402.0	210.6	34.1	(559.6)	445.8
Less: Net income attributable to noncontrolling interests	—	—	(83.3)	(3.8)	—	(87.1)
Net income attributable to Encompass Health	$358.7	$402.0	$127.3	$30.3	$(559.6)	$358.7
Comprehensive income	$358.7	$402.0	$210.6	$34.1	$(559.6)	$445.8
Comprehensive income attributable to Encompass Health	$358.7	$402.0	$127.3	$30.3	$(559.6)	$358.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$21.0	$2,351.8	$1,118.9	$915.9	$(130.3)	$4,277.3
Operating expenses:
Salaries and benefits	49.5	1,132.2	550.4	643.3	(21.4)	2,354.0
Other operating expenses	37.9	344.3	177.4	75.3	(49.8)	585.1
Occupancy costs	1.9	95.7	25.4	14.1	(59.1)	78.0
Supplies	—	95.8	44.9	18.0	—	158.7
General and administrative expenses	161.0	—	—	59.2	—	220.2
Depreciation and amortization	14.3	108.2	47.6	29.6	—	199.7
Government, class action, and related settlements	52.0	—	—	—	—	52.0
Total operating expenses	316.6	1,776.2	845.7	839.5	(130.3)	3,647.7
Interest expense and amortization of debt discounts and fees	124.2	22.6	2.2	23.5	(25.2)	147.3
Other income	(22.4)	(1.0)	(3.5)	(0.5)	25.2	(2.2)
Equity in net income of nonconsolidated affiliates	—	(7.1)	(0.4)	(1.2)	—	(8.7)
Equity in net income of consolidated affiliates	(465.6)	(63.4)	—	—	529.0	—
Management fees	(153.1)	114.0	39.1	—	—	—
Income from continuing operations before income tax (benefit) expense	221.3	510.5	235.8	54.6	(529.0)	493.2
Provision for income tax (benefit) expense	(69.9)	136.6	38.4	13.8	—	118.9
Income from continuing operations	291.2	373.9	197.4	40.8	(529.0)	374.3
Income from discontinued operations, net of tax	1.1	—	—	—	—	1.1
Net income	292.3	373.9	197.4	40.8	(529.0)	375.4
Less: Net income attributable to noncontrolling interests	—	—	(77.8)	(5.3)	—	(83.1)
Net income attributable to Encompass Health	$292.3	$373.9	$119.6	$35.5	$(529.0)	$292.3
Comprehensive income	$292.3	$373.9	$197.4	$40.8	$(529.0)	$375.4
Comprehensive income attributable to Encompass Health	$292.3	$373.9	$119.6	$35.5	$(529.0)	$292.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Operations

	For the Year Ended December 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$21.3	$2,252.5	$1,006.4	$759.8	$(126.1)	$3,913.9
Operating expenses:
Salaries and benefits	34.7	1,088.7	508.9	543.3	(21.0)	2,154.6
Other operating expenses	32.8	324.8	160.2	62.4	(48.6)	531.6
Occupancy costs	1.9	93.7	23.0	11.4	(56.5)	73.5
Supplies	—	94.2	41.7	13.4	—	149.3
General and administrative	143.7	—	—	28.0	—	171.7
Depreciation and amortization	8.8	106.6	44.7	23.7	—	183.8
Total operating expenses	221.9	1,708.0	778.5	682.2	(126.1)	3,264.5
Loss on early extinguishment of debt	10.7	—	—	—	—	10.7
Interest expense and amortization of debt discounts and fees	130.5	23.2	2.5	19.2	(21.0)	154.4
Other (income) loss	(21.7)	0.2	(3.6)	—	21.0	(4.1)
Equity in net income of nonconsolidated affiliates	—	(6.9)	(0.4)	(0.7)	—	(8.0)
Equity in net income of consolidated affiliates	(342.1)	(39.0)	—	—	381.1	—
Management fees	(145.0)	109.5	35.5	—	—	—
Income from continuing operations before income tax (benefit) expense	167.0	457.5	193.9	59.1	(381.1)	496.4
Provision for income tax (benefit) expense	(104.5)	182.6	66.8	0.9	—	145.8
Income from continuing operations	271.5	274.9	127.1	58.2	(381.1)	350.6
Loss from discontinued operations, net of tax	(0.4)	—	—	—	—	(0.4)
Net income	271.1	274.9	127.1	58.2	(381.1)	350.2
Less: Net income attributable to noncontrolling interests	—	—	(68.7)	(10.4)	—	(79.1)
Net income attributable to Encompass Health	$271.1	$274.9	$58.4	$47.8	$(381.1)	$271.1
Comprehensive income	$271.0	$274.9	$127.1	$58.2	$(381.1)	$350.1
Comprehensive income attributable to Encompass Health	$271.0	$274.9	$58.4	$47.8	$(381.1)	$271.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$53.7	$5.2	$6.0	$29.9	$—	$94.8
Restricted cash	—	—	57.4	—	—	57.4
Accounts receivable	—	280.4	125.6	100.1	—	506.1
Prepaid expenses and other current assets	64.3	35.4	9.3	7.8	(19.3)	97.5
Total current assets	118.0	321.0	198.3	137.8	(19.3)	755.8
Property and equipment, net	133.4	1,246.0	551.2	28.7	—	1,959.3
Operating lease right-of-use assets	10.1	171.5	86.5	43.7	(35.3)	276.5
Goodwill	—	912.2	323.0	1,070.0	—	2,305.2
Intangible assets, net	17.7	101.7	65.3	291.6	—	476.3
Deferred income tax assets	27.2	11.1	0.1	—	(35.5)	2.9
Other long-term assets	53.6	85.4	151.6	14.1	—	304.7
Intercompany notes receivable	737.8	—	—	—	(737.8)	—
Intercompany receivable and investments in consolidated affiliates	3,155.4	523.6	—	—	(3,679.0)	—
Total assets	$4,253.2	$3,372.5	$1,376.0	$1,585.9	$(4,506.9)	$6,080.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$17.0	$10.4	$3.8	$8.1	$—	$39.3
Current operating lease liabilities	1.3	21.9	16.0	12.1	(10.9)	40.4
Accounts payable	9.8	56.5	24.3	4.0	—	94.6
Accrued payroll	34.8	76.2	40.4	59.1	—	210.5
Accrued interest payable	30.4	2.0	—	—	—	32.4
Other current liabilities	82.2	30.5	68.8	141.6	(19.3)	303.8
Total current liabilities	175.5	197.5	153.3	224.9	(30.2)	721.0
Long-term debt, net of current portion	2,670.6	305.4	41.6	5.7	—	3,023.3
Long-term operating lease liabilities	9.0	153.9	73.6	31.9	(24.6)	243.8
Intercompany notes payable	—	—	—	737.8	(737.8)	—
Self-insured risks	19.3	—	97.9	—	—	117.2
Other long-term liabilities	26.6	12.2	2.4	37.0	(35.5)	42.7
Intercompany payable	—	—	66.0	4.4	(70.4)	—
	2,901.0	669.0	434.8	1,041.7	(898.5)	4,148.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	31.4	208.2	—	239.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,352.2	2,703.5	568.9	336.0	(3,608.4)	1,352.2
Noncontrolling interests	—	—	340.9	—	—	340.9
Total shareholders’ equity	1,352.2	2,703.5	909.8	336.0	(3,608.4)	1,693.1
Total liabilities and shareholders’ equity	$4,253.2	$3,372.5	$1,376.0	$1,585.9	$(4,506.9)	$6,080.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Balance Sheet

	As of December 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$41.5	$3.0	$5.1	$19.6	$—	$69.2
Restricted cash	—	—	59.0	—	—	59.0
Accounts receivable	—	270.7	121.6	75.4	—	467.7
Prepaid expenses and other current assets	36.3	17.6	26.2	4.9	(18.8)	66.2
Total current assets	77.8	291.3	211.9	99.9	(18.8)	662.1
Property and equipment, net	123.9	1,041.5	445.2	24.2	—	1,634.8
Goodwill	—	912.2	293.3	895.3	—	2,100.8
Intangible assets, net	21.4	96.6	67.5	257.9	—	443.4
Deferred income tax assets	47.9	28.9	0.1	—	(34.0)	42.9
Other long-term assets	47.9	100.4	130.9	11.8	—	291.0
Intercompany notes receivable	535.3	—	—	—	(535.3)	—
Intercompany receivable and investments in consolidated affiliates	2,904.4	457.6	—	—	(3,362.0)	—
Total assets	$3,758.6	$2,928.5	$1,148.9	$1,289.1	$(3,950.1)	$5,175.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$35.0	$7.5	$4.4	$6.4	$(17.5)	$35.8
Accounts payable	8.9	46.4	30.4	4.3	—	90.0
Accrued payroll	35.0	69.1	35.4	48.9	—	188.4
Accrued interest payable	22.3	2.4	—	—	(0.3)	24.4
Other current liabilities	154.5	5.1	85.7	89.6	(1.0)	333.9
Total current liabilities	255.7	130.5	155.9	149.2	(18.8)	672.5
Long-term debt, net of current portion	2,188.7	262.1	20.0	7.8	—	2,478.6
Intercompany notes payable	—	—	—	535.3	(535.3)	—
Self-insured risks	16.1	—	103.5	—	—	119.6
Other long-term liabilities	21.4	17.1	5.0	76.0	(33.9)	85.6
Intercompany payable	—	—	48.9	4.2	(53.1)	—
	2,481.9	409.7	333.3	772.5	(641.1)	3,356.3
Commitments and contingencies
Redeemable noncontrolling interests	—	—	38.3	223.4	—	261.7
Shareholders’ equity
Encompass Health shareholders’ equity	1,276.7	2,518.8	497.0	293.2	(3,309.0)	1,276.7
Noncontrolling interests	—	—	280.3	—	—	280.3
Total shareholders’ equity	1,276.7	2,518.8	777.3	293.2	(3,309.0)	1,557.0
Total liabilities and shareholders’ equity	$3,758.6	$2,928.5	$1,148.9	$1,289.1	$(3,950.1)	$5,175.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(110.8)	$450.3	$247.9	$47.9	$—	$635.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(217.8)	—	—	(13.7)	—	(231.5)
Purchases of property and equipment	(38.6)	(207.3)	(117.9)	(8.6)	—	(372.4)
Additions to capitalized software costs	(7.4)	(0.7)	(1.4)	(3.5)	—	(13.0)
Purchases of intangible assets	—	(18.0)	—	(0.7)	—	(18.7)
Proceeds from sale of restricted investments	—	—	17.6	—	—	17.6
Purchases of restricted investments	—	—	(30.9)	(2.0)	—	(32.9)
Funding of intercompany note receivable	(64.0)	—	—	—	64.0	—
Proceeds from repayment of intercompany note receivable	93.0	—	17.5	—	(110.5)	—
Other, net	(8.3)	8.2	(6.7)	0.3	—	(6.5)
Net cash provided used in investing activities	(243.1)	(217.8)	(121.8)	(28.2)	(46.5)	(657.4)
Cash flows from financing activities:
Proceeds from bond issuance	1,000.0	—	—	—	—	1,000.0
Principal payments on debt, including pre-payments	(517.8)	—	(1.7)	—	—	(519.5)
Principal borrowings on intercompany note payable	—	—	—	64.0	(64.0)	—
Principal payments on intercompany note payable	(17.5)	—	—	(93.0)	110.5	—
Borrowings on revolving credit facility	635.0	—	—	—	—	635.0
Payments on revolving credit facility	(620.0)	—	—	—	—	(620.0)
Principal payments under finance lease obligations	(0.7)	(8.3)	(2.6)	(7.9)	—	(19.5)
Debt amendment and issuance costs	(21.5)	—	—	—	—	(21.5)
Repurchases of common stock, including fees and expenses	(45.9)	—	—	—	—	(45.9)
Dividends paid on common stock	(108.6)	—	—	(0.1)	—	(108.7)
Purchase of equity interests in consolidated affiliates	(162.9)	—	—	—	—	(162.9)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(79.8)	—	—	(79.8)
Taxes paid on behalf of employees for shares withheld	(15.4)	—	—	(1.2)	—	(16.6)
Contributions from consolidated affiliates	—	—	15.9	—	—	15.9
Other, net	(4.4)	—	—	(3.9)	—	(8.3)
Change in intercompany advances	245.8	(222.0)	(56.5)	32.7	—	—
Net cash provided by (used in) financing activities	366.1	(230.3)	(124.7)	(9.4)	46.5	48.2
Increase in cash, cash equivalents, and restricted cash	12.2	2.2	1.4	10.3	—	26.1
Cash, cash equivalents, and restricted cash at beginning of year	41.5	3.0	69.4	19.6	—	133.5
Cash, cash equivalents and restricted cash at end of year	$53.7	$5.2	$70.8	$29.9	$—	$159.6

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$41.5	$3.0	$5.1	$19.6	$—	$69.2
Restricted cash at beginning of period	—	—	59.0	—	—	59.0
Restricted cash included in other long-term assets at beginning of period	—	—	5.3	—	—	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$41.5	$3.0	$69.4	$19.6	$—	$133.5

Cash and cash equivalents at end of period	$53.7	$5.2	$6.0	$29.9	$—	$94.8
Restricted cash at end of period	—	—	57.4	—	—	57.4
Restricted cash included in other long-term assets at end of period	—	—	7.4	—	—	7.4
Cash, cash equivalents, and restricted cash at end of period	$53.7	$5.2	$70.8	$29.9	$—	$159.6

Supplemental schedule of noncash financing activity:
Intercompany note activity	$(232.9)	$—	$—	$232.9	$—	$—

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2018
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(11.3)	$422.2	$259.0	$92.5	$—	$762.4
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(131.4)	—	—	(12.5)	—	(143.9)
Purchases of property and equipment	(34.1)	(133.9)	(79.9)	(6.6)	—	(254.5)
Additions to capitalized software costs	(14.1)	(0.1)	—	(1.8)	—	(16.0)
Purchases of intangible assets	(2.5)	—	(0.1)	(3.1)	—	(5.7)
Proceeds from sale of restricted investments	—	—	11.6	—	—	11.6
Purchases of restricted investments	—	—	(13.3)	—	—	(13.3)
Proceeds from repayment of intercompany note receivable	87.0	—	—	—	(87.0)	—
Other, net	(6.0)	2.8	—	0.5	—	(2.7)
Net cash used in investing activities	(101.1)	(131.2)	(81.7)	(23.5)	(87.0)	(424.5)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(17.6)	—	(3.0)	—	—	(20.6)
Principal payments on intercompany notes payable	—	—	—	(87.0)	87.0	—
Borrowings on revolving credit facility	325.0	—	—	—	—	325.0
Payments on revolving credit facility	(390.0)	—	—	—	—	(390.0)
Principal payments under finance lease obligations	—	(8.4)	(4.2)	(5.3)	—	(17.9)
Debt amendment and issuance costs	—	—	(0.1)	—	—	(0.1)
Dividends paid on common stock	(100.7)	—	—	(0.1)	—	(100.8)
Purchase of equity interests in consolidated affiliates	(65.1)	—	—	—	—	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(75.4)	—	—	(75.4)
Taxes paid on behalf of employees for shares withheld	(7.4)	—	—	(0.9)	—	(8.3)
Contributions from consolidated affiliates	—	—	12.6	—	—	12.6
Other, net	3.0	—	13.2	3.2	—	19.4
Change in intercompany advances	372.4	(282.5)	(118.9)	29.0	—	—
Net cash provided by (used in) financing activities	119.6	(290.9)	(175.8)	(61.1)	87.0	(321.2)
Increase in cash, cash equivalents, and restricted cash	7.2	0.1	1.5	7.9	—	16.7
Cash, cash equivalents, and restricted cash at beginning of year	34.3	2.9	67.9	11.7	—	116.8
Cash, cash equivalents, and restricted cash at end of year	$41.5	$3.0	$69.4	$19.6	$—	$133.5

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$34.3	$2.9	$5.5	$11.7	$—	$54.4
Restricted cash at beginning of period	—	—	62.4	—	—	62.4
Cash, cash equivalents, and restricted cash at beginning of period	$34.3	$2.9	$67.9	$11.7	$—	$116.8

Cash and cash equivalents at end of period	$41.5	$3.0	$5.1	$19.6	$—	$69.2
Restricted cash at end of period	—	—	59.0	—	—	59.0
Restricted cash included in other long-term assets at end of period	—	—	5.3	—	—	5.3
Cash, cash equivalents, and restricted cash at end of period	$41.5	$3.0	$69.4	$19.6	$—	$133.5

Supplemental schedule of noncash investing activities:
Intercompany note activity	$(136.8)	$—	$—	$136.8	$—	$—

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements Condensed Consolidating Statement of Cash Flows

	For the Year Ended December 31, 2017
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$28.2	$385.9	$181.2	$63.0	$—	$658.3
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10.9)	—	—	(27.9)	—	(38.8)
Purchases of property and equipment	(39.4)	(106.5)	(75.4)	(4.5)	—	(225.8)
Additions to capitalized software costs	(16.3)	(0.3)	(0.1)	(2.5)	—	(19.2)
Purchases of intangible assets	—	—	—	(3.7)	—	(3.7)
Proceeds from sale of restricted investments	—	—	4.2	—	—	4.2
Purchases of restricted investments	—	—	(8.5)	—	—	(8.5)
Proceeds from repayment of intercompany note receivable	51.0	—	—	—	(51.0)	—
Other, net	(3.7)	11.7	0.2	0.6	—	8.8
Net cash used in investing activities	(19.3)	(95.1)	(79.6)	(38.0)	(51.0)	(283.0)
Cash flows from financing activities:
Principal payments on debt, including pre-payments	(126.9)	—	(3.0)	—	—	(129.9)
Principal payments on intercompany notes payable	—	—	—	(51.0)	51.0	—
Borrowings on revolving credit facility	273.3	—	—	—	—	273.3
Payments on revolving credit facility	(330.3)	—	—	—	—	(330.3)
Principal payments under finance lease obligations	—	(7.3)	(3.9)	(4.1)	—	(15.3)
Debt amendment and issuance costs	(4.1)	—	—	—	—	(4.1)
Repurchases of common stock, including fees and expenses	(38.1)	—	—	—	—	(38.1)
Dividends paid on common stock	(91.5)	—	—	—	—	(91.5)
Proceeds from exercising stock warrants	26.6	—	—	—	—	26.6
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(51.9)	—	—	(51.9)
Taxes paid on behalf of employees for shares withheld	(19.5)	—	—	(0.3)	—	(19.8)
Contributions from consolidated affiliates	—	—	20.8	—	—	20.8
Other, net	1.0	—	—	(0.7)	—	0.3
Change in intercompany advances	314.3	(282.2)	(62.0)	29.9	—	—
Net cash provided by (used in) financing activities	4.8	(289.5)	(100.0)	(26.2)	51.0	(359.9)
Increase in cash, cash equivalents, and restricted cash	13.7	1.3	1.6	(1.2)	—	15.4
Cash, cash equivalents, and restricted cash at beginning of year	20.6	1.6	66.3	12.9	—	101.4
Cash, cash equivalents, and restricted cash at end of year	$34.3	$2.9	$67.9	$11.7	$—	$116.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$20.6	$1.6	$5.4	$12.9	$—	$40.5
Restricted cash at beginning of period	—	—	60.9	—	—	60.9
Cash, cash equivalents, and restricted cash at beginning of period	$20.6	$1.6	$66.3	$12.9	$—	$101.4

Cash and cash equivalents at end of period	$34.3	$2.9	$5.5	$11.7	$—	$54.4
Restricted cash at end of period	—	—	62.4	—	—	62.4
Cash, cash equivalents, and restricted cash at end of period	$34.3	$2.9	$67.9	$11.7	$—	$116.8

Supplemental schedule of noncash financing activities:
Intercompany note activity	$(8.8)	$—	$—	$8.8	$—	$—
Conversion of convertible debt	319.4	—	—	—	—	319.4

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

4.1.9
Eighth Supplemental Indenture dated as of September 18, 2019, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.500% Notes due 2028 (incorporated by referenced to Exhibit 4.2 to the Encompass Health’s Current Report on Form 8-K filed on September 18, 2019).

4.1.10
Ninth Supplemental Indenture dated as of September 18, 2019, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.750% Notes due 2030 (incorporated by referenced to Exhibit 4.3 to the Encompass Health’s Current Report on Form 8-K filed on September 18, 2019).

4.2	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Common Stock).

10.1.1	Encompass Health Corporation Amended and Restated 2004 Director Incentive Plan (incorporated by reference to Exhibit 10.12.1 to Encompass Health’s Annual Report on Form 10-K filed on March 29, 2006).+

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

10.8	Encompass Health Corporation Nonqualified 401(k) Plan.+

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

10.12
Second Amended and Restated Collateral and Guarantee Agreement, dated November 25, 2019, by and among Encompass Health Corporation, certain of its subsidiaries, and Barclays Bank PLC, as collateral agent (incorporated by reference to Exhibit 10.2 to Encompass Health’s Current Report on Form 8-K filed on December 2, 2019).

10.13
Fifth Amended and Restated Credit Agreement, dated November 25, 2019, by and among Encompass Health Corporation, certain of its subsidiaries, Barclays Bank PLC, as administrative agent and collateral agent, Citigroup Global Markets Inc., as syndication agent, Bank of America, N.A., Goldman Sachs Bank USA, and Morgan Stanley Senior Funding, Inc., as co-documentation agents, and various other lenders from time to time (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on December 2, 2019).

10.14
Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc. (incorporated by reference to Exhibit 10.19 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).*

10.15	Second Amended and Restated Senior Management Agreement, dated as of October 7, 2019, by and among EHHI Holdings, Inc., April Anthony, and Encompass Health Corporation.+

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

101
Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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