Form 10-Q
period 2020-03-31
Encompass Health Corp
filed 2020-05-11
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The registrant had 99,405,112 shares of common stock outstanding, net of treasury shares, as of May 4, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
a pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis, such as the COVID-19 pandemic, which could decrease our patient volumes, pricing, and revenues, lead to staffing and supply shortages and associated cost increases, or otherwise interrupt operations;

•	state and local executive actions in response to the COVID-19 pandemic, such as shelter-in-place orders, facility closures and quarantines, which could impair our ability to operate and provide care;

•	our ability to maintain infectious disease prevention and control efforts that are required and effectively minimize the spread of COVID-19 among patients and employees;

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

ii

•
our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages, including as a result of the COVID-19 pandemic, and the impact on our labor expenses from potential union activity and staffing recruitment and retention;

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

•	increased costs of defending and insuring against alleged professional liability and other claims and the ability to predict the costs related to claims;

•	potential incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there;

•	new or changing quality reporting requirements impacting operational costs or our Medicare reimbursement;

•	the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;

•	our ability and willingness to continue to declare and pay dividends on our common stock, which could be affected by reduced cash flow resulting from the COVID-19 pandemic;

•
our ability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation and provider enrollment requirements, which is required to participate in the Medicare program;

•	our ability to attract and retain key management personnel;

•	changes in our payor mix or the acuity of our patients affecting reimbursement rates; and

•
general conditions in the economy and capital markets, including any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, an international trade war, a sovereign debt crisis, or a widespread outbreak of an infectious disease such as COVID-19.

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
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Millions, Except Per Share Data)
Net operating revenues	$1,182.0	$1,124.0
Operating expenses:
Salaries and benefits	679.1	620.8
Other operating expenses	159.6	150.1
Occupancy costs	20.2	19.6
Supplies	45.7	40.1
General and administrative expenses	35.6	53.4
Depreciation and amortization	58.8	52.5
Government, class action, and related settlements	2.8	—
Total operating expenses	1,001.8	936.5
Interest expense and amortization of debt discounts and fees	43.2	37.2
Other expense (income)	1.9	(3.7)
Equity in net income of nonconsolidated affiliates	(0.8)	(2.5)
Income from continuing operations before income tax expense	135.9	156.5
Provision for income tax expense	27.1	30.8
Income from continuing operations	108.8	125.7
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net and comprehensive income	108.7	125.2
Less: Net and comprehensive income attributable to noncontrolling interests	(21.7)	(22.9)
Net and comprehensive income attributable to Encompass Health	$87.0	$102.3

Weighted average common shares outstanding:
Basic	98.2	98.4
Diluted	99.6	99.7
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.88	$1.05
Discontinued operations	—	(0.01)
Net income	$0.88	$1.04
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.87	$1.04
Discontinued operations	—	(0.01)
Net income	$0.87	$1.03

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$87.1	$102.8
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net income attributable to Encompass Health	$87.0	$102.3

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2020	December 31, 2019
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$104.9	$94.8
Restricted cash	56.7	57.4
Accounts receivable	543.4	506.1
Other current assets	79.5	97.5
Total current assets	784.5	755.8
Property and equipment, net	2,003.3	1,959.3
Operating lease right-of-use assets	267.9	276.5
Goodwill	2,312.1	2,305.2
Intangible assets, net	464.7	476.3
Deferred income tax assets	1.5	2.9
Other long-term assets	303.7	304.7
Total assets(1)	$6,137.7	$6,080.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$40.2	$39.3
Current operating lease liabilities	40.8	40.4
Accounts payable	98.0	94.6
Accrued expenses and other current liabilities	407.2	546.7
Total current liabilities	586.2	721.0
Long-term debt, net of current portion	3,321.9	3,023.3
Long-term operating lease liabilities	235.1	243.8
Other long-term liabilities	163.3	159.9
	4,306.5	4,148.0
Commitments and contingencies
Redeemable noncontrolling interests	34.0	239.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,443.9	1,352.2
Noncontrolling interests	353.3	340.9
Total shareholders’ equity	1,797.2	1,693.1
Total liabilities(1) and shareholders’ equity	$6,137.7	$6,080.7

(1)
Our consolidated assets as of March 31, 2020 and December 31, 2019 include total assets of variable interest entities of $222.2 million and $215.0 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2020 and December 31, 2019 include total liabilities of the variable interest entities of $39.3 million and $41.1 million, respectively. See Note 2, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,369.9	$(526.5)	$(492.3)	$340.9	$1,693.1
Net income	—	—	—	87.0	—	19.7	106.7
Receipt of treasury stock	(0.2)	—	—	—	(15.6)	—	(15.6)
Dividends declared ($0.28 per share)	—	—	(27.9)	—	—	—	(27.9)
Exchange of Holdings shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	7.1	—	—	—	7.1
Distributions declared	—	—	—	—	—	(15.5)	(15.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	5.8	5.8
Repurchases of common stock in open market	(0.1)	—	—	—	(4.9)	—	(4.9)
Other	0.5	—	—	—	(0.3)	2.4	2.1
Balance at end of period	99.4	$1.1	$2,376.2	$(439.5)	$(493.9)	$353.3	$1,797.2

	Three Months Ended March 31, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,588.7	$(885.2)	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	102.3	—	18.9	121.2
Receipt of treasury stock	(0.3)	—	—	—	(15.9)	—	(15.9)
Dividends declared ($0.27 per share)	—	—	(26.9)	—	—	—	(26.9)
Stock-based compensation	—	—	7.0	—	—	—	7.0
Distributions declared	—	—	—	—	—	(15.3)	(15.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	7.1	7.1
Fair value adjustments to redeemable noncontrolling interests	—	—	(20.3)	—	—	—	(20.3)
Repurchases of common stock in open market	(0.2)	—	—	—	(11.0)	—	(11.0)
Other	0.7	—	2.8	—	(0.4)	11.2	13.6
Balance at end of period	99.1	$1.1	$2,551.3	$(782.9)	$(455.2)	$302.2	$1,616.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In Millions)
Cash flows from operating activities:
Net income	$108.7	$125.2
Loss from discontinued operations, net of tax	0.1	0.5
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	58.8	52.5
Stock-based compensation	7.1	19.4
Deferred tax expense	1.4	2.6
Other, net	7.7	(0.8)
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(36.6)	(29.6)
Other assets	15.8	(3.8)
Accrued payroll	(24.0)	(14.8)
Other liabilities	(109.6)	11.7
Net cash used in operating activities of discontinued operations	(0.1)	(3.0)
Total adjustments	(79.5)	34.2
Net cash provided by operating activities	29.3	159.9
Cash flows from investing activities:
Purchases of property and equipment	(83.5)	(72.3)
Acquisitions of businesses, net of cash acquired	(1.1)	(13.7)
Other, net	1.6	(5.5)
Net cash used in investing activities	(83.0)	(91.5)
Cash flows from financing activities:
Borrowings on revolving credit facility	330.0	25.0
Payments on revolving credit facility	(25.0)	(30.0)
Dividends paid on common stock	(29.0)	(28.3)
Purchase of equity interests in consolidated affiliates	(162.3)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(19.1)	(19.5)
Taxes paid on behalf of employees for shares withheld	(15.6)	(15.9)
Other, net	(7.9)	(13.0)
Net cash provided by (used in) financing activities	71.1	(81.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	17.4	(13.3)
Cash, cash equivalents, and restricted cash at beginning of period	159.6	133.5
Cash, cash equivalents, and restricted cash at end of period	$177.0	$120.2

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$94.8	$69.2
Restricted cash at beginning of period	57.4	59.0
Restricted cash included in other long-term assets at beginning of period	7.4	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$159.6	$133.5

Cash and cash equivalents at end of period	$104.9	$56.1
Restricted cash at end of period	56.7	59.0
Restricted cash included in other long-term assets at end of period	15.4	5.1
Cash, cash equivalents, and restricted cash at end of period	$177.0	$120.2

Supplemental schedule of noncash financing activity:
Adoption of ASC 842	$—	$349.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 37 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 10, Segment Reporting.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 27, 2020 (the “2019 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Medicare	$641.9	$638.9	$226.2	$214.8	$868.1	$853.7
Medicare Advantage	111.5	85.2	29.4	25.5	140.9	110.7
Managed care	90.2	83.5	12.1	8.4	102.3	91.9
Medicaid	30.7	26.2	4.2	4.3	34.9	30.5
Other third-party payors	11.0	10.0	—	—	11.0	10.0
Workers’ compensation	6.9	8.2	0.3	0.2	7.2	8.4
Patients	5.5	6.1	0.4	0.4	5.9	6.5
Other income	11.5	12.0	0.2	0.3	11.7	12.3
Total	$909.2	$870.1	$272.8	$253.9	$1,182.0	$1,124.0

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the
2019 Form 10-K for our policy related to Net operating revenues.
Risks and Uncertainties—
The novel coronavirus disease 2019 (“COVID-19”) pandemic has caused a disruption to our nation’s healthcare system. Such disruption includes reductions in the availability of personal protective equipment (“PPE”) to prevent spread of the disease during patient treatment and increases in the cost of PPE. Generally, elective procedures were postponed by physicians and acute-care hospitals in order to prepare for the expected volume of COVID-19 patients and reduce the risk of

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

exposure to COVID-19. In March, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that have served to severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment.
In March and April 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. A specific initiative impacting us is the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) which temporarily suspends the automatic 2% reduction of Medicare program payments known as “sequestration” for the period of May 1 through December 31, 2020 and authorizes the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers in response to the COVID-19 pandemic. On April 10, 2020, we began to receive the CARES Act relief fund payments, for which we did not apply, from HHS. To date, our inpatient rehabilitation hospitals and home health and hospice agencies have received in aggregate approximately $238 million. On May 7, 2020, we informed HHS we would not accept any of the CARES Act relief funds. We are currently seeking direction on how to process the repayment of those funds.
Additionally, the CARES Act and a series of waivers and guidance issued by the Centers for Medicare and Medicaid Services (“CMS”) suspend various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief. For inpatient rehabilitation, the regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of 3 hours of therapy per day for 5 days per week, waiver of the requirement that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions that typically require intensive therapy and supervision, and waiver of the requirement for a physician to conduct and document a post-admission evaluation. In addition, the requirement of physician face-to-face visits at least 3 days a week may be fulfilled using telehealth. For home health, the relief includes the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth. For hospice, the relief includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth for routine services and patient recertification.
As discussed in Note 3, Long-term Debt, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the COVID-19 pandemic. The amendment included, among other things, the carve-out of the COVID-19 pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement.
The foregoing and other disruptions to our business as a result of the COVID-19 pandemic have had and are likely to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Recently Adopted Accounting Pronouncements—
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance was effective for us beginning January 1, 2020. The adoption of this guidance resulted in an immaterial change to our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The new guidance was effective for us beginning January 1, 2020. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted—
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles of ASC 740 and simplifies other areas such as accounting for outside basis differences of equity method investments. Either prospective or retrospective transition of this

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

standard is dependent upon the specific amendments. The new guidance is effective for us beginning January 1, 2021, including interim periods within that reporting period. Early adoption is permitted. We continue to review the requirements of this standard and any potential impact it may have on our condensed consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

2.	Variable Interest Entities
As of March 31, 2020 and December 31, 2019, we consolidated nine and eight, respectively, limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of March 31, 2020. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1.1	$0.2
Accounts receivable	31.3	29.3
Other current assets	7.7	6.4
Total current assets	40.1	35.9
Property and equipment, net	120.9	122.6
Operating lease right-of-use assets	5.8	6.0
Goodwill	19.2	15.9
Intangible assets, net	4.8	3.3
Other long-term assets	31.4	31.3
Total assets	$222.2	$215.0
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.8
Current operating lease liabilities	1.5	1.4
Accounts payable	5.6	6.7
Accrued expenses and other current liabilities	16.6	17.0
Total current liabilities	24.6	25.9
Long-term debt, net of current portion	10.3	10.5
Long-term operating lease liabilities	4.4	4.7
Total liabilities	$39.3	$41.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2020	December 31, 2019
Credit Agreement—
Advances under revolving credit facility	$350.0	$45.0
Term loan facilities	261.9	265.2
Bonds payable—
5.125% Senior Notes due 2023	297.5	297.3
5.75% Senior Notes due 2024	697.5	697.3
5.75% Senior Notes due 2025	345.8	345.6
4.50% Senior Notes due 2028	491.9	491.7
4.75% Senior Notes due 2030	491.8	491.7
Other notes payable	44.5	44.7
Finance lease obligations	381.2	384.1
	3,362.1	3,062.6
Less: Current portion	(40.2)	(39.3)
Long-term debt, net of current portion	$3,321.9	$3,023.3

Borrowings under our revolving credit facility as of March 31, 2020 were primarily used for the purchase of equity and vested stock appreciation rights from management investors of our home health and hospice segment. For additional information see Note 4, Redeemable Noncontrolling Interests, and Note 6, Share-Based Payments.
In April 2020, we amended our existing credit agreement. The following are the changes made to the material provisions of the credit agreement:

1.	Amendment of the financial covenants to update the applicable interest coverage ratio and leverage ratio included in that covenant. The revised applicable ratios are set forth below.

Fiscal Quarters Ending	Interest Coverage Ratio
December 31, 2019 and March 31, 2020	3.00 to 1.00
June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021	2.00 to 1.00
March 31, 2022 and thereafter	3.00 to 1.00

Fiscal Quarters Ending	Leverage Ratio
December 31, 2019 and March 31, 2020	4.50 to 1.00
June 30, 2020	4.75 to 1.00
September 30, 2020	5.50 to 1.00
December 31, 2020	6.50 to 1.00
March 31, 2021	6.50 to 1.00
June 30, 2021	6.00 to 1.00
September 30, 2021	5.50 to 1.00
December 31, 2021	5.00 to 1.00
March 31, 2022 and thereafter	4.25 to 1.00

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

2.
Amendment of the definition of “Material Adverse Effect” to carve out the direct and indirect impacts of COVID-19 and the related legislative, regulatory and executive actions on us from that definition for a period of 364 days; and

3.
Amendment of the investment limitation covenant and the restricted payment limitation covenant, to add to each a leverage ratio condition (not in excess of 4.50x) to the provisions allowing unlimited investments and restricted payments in the event certain conditions are met including a senior secured leverage ratio (not in excess of 2:00x) and the existence of no events of default in addition to the new leverage ratio condition.

All other material terms of the existing credit agreement remain the same and are described in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.

4.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$239.6	$261.7
Net income attributable to noncontrolling interests	2.0	4.0
Distributions declared	(2.1)	(1.8)
Contribution to joint venture	3.1	—
Reclassification to noncontrolling interests	—	(11.2)
Purchase of redeemable noncontrolling interests	(162.3)	—
Exchange transaction	(46.3)	—
Change in fair value	—	20.3
Balance at end of period	$34.0	$273.0

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net and comprehensive income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net income attributable to nonredeemable noncontrolling interests	$19.7	$18.9
Net income attributable to redeemable noncontrolling interests	2.0	4.0
Net income attributable to noncontrolling interests	$21.7	$22.9

On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor had the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

value. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. In September 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. In January 2020, we received additional exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. On February 18, 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.
On February 20, 2020, Encompass Health entered into exchange agreements (each, an “Exchange Agreement”) with these two management investors, pursuant to which they had the right to exchange all of the remaining shares of Holdings held by them for shares of common stock of Encompass Health (the “EHC Shares”). Each of the Exchange Agreements provided that the management investor must deliver a written exchange notice (an “Exchange Notice”) to Encompass Health in order to exchange his or her remaining shares of Holdings for EHC Shares. Each Exchange Agreement further provided that the number of EHC Shares to be delivered to the management investor was to be determined by dividing the fair value of the shares of Holdings held by the management investor on the date of the Exchange Agreement by the last reported sales price of Encompass Health’s common stock on the New York Stock Exchange (the “NYSE”) on the date of delivery of the Exchange Notice.
On February 20, 2020, Encompass Health received an Exchange Notice from each of the management investors. Based on the last sales price of Encompass Health’s common stock on the NYSE on February 20, 2020, Encompass Health delivered an aggregate 560,957 EHC Shares to the management investors. The total number of EHC Shares issued pursuant to the exchange agreements on March 6, 2020 represented less than 0.6% of the outstanding shares of Encompass Health common stock. Encompass Health issued the EHC Shares from its treasury shares. Encompass Health now owns 100% of Holdings and EHHI.
See also Note 5, Fair Value Measurements.

5.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$61.8	$—	$61.8	$—	M
Debt securities	9.4	9.4	—	—	M
Redeemable noncontrolling interests	34.0	—	—	34.0	I
As of December 31, 2019
Other long-term assets:
Equity securities	$63.5	$—	$63.5	$—	M
Debt securities	12.6	12.6	—	—	M
Redeemable noncontrolling interests	239.6	—	—	239.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The decrease in Redeemable noncontrolling interests from December 31, 2019 to March, 31, 2020 primarily resulted from the final purchase of equity interests in Holdings from management investors discussed in Note 4, Redeemable Noncontrolling Interests.
The fair values of our financial assets and liabilities are determined as follows:

•
Equity and Debt securities - The fair values of our equity and debt securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active.

•
Redeemable noncontrolling interests - The fair value of the Redeemable noncontrolling interests related to our home health segment was determined using the product of a twelve-month adjusted EBITDA measure and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that included the outstanding principal balance under any intercompany notes. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.

In addition, there are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2020 and March 31, 2019, we did not record any material gains or losses related to these assets.
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2019 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$350.0	$350.0	$45.0	$45.0
Term loan facilities	261.9	263.3	265.2	266.6
5.125% Senior Notes due 2023	297.5	298.5	297.3	306.6
5.75% Senior Notes due 2024	697.5	703.5	697.3	708.8
5.75% Senior Notes due 2025	345.8	344.3	345.6	369.7
4.50% Senior Notes due 2028	491.9	491.3	491.7	519.4
4.75% Senior Notes due 2030	491.8	496.1	491.7	520.0
Other notes payable	44.5	44.5	44.7	44.7
Financial commitments:
Letters of credit	—	36.7	—	38.9

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2019 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Share-Based Payments
In the first quarter of 2020, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.
In conjunction with the EHHI acquisition discussed in Note 4, Redeemable Noncontrolling Interests, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 and the remainder vested on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs, and in February 2020, we settled those awards upon payment of approximately $101 million in cash.
For additional information, see Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.

7.	Income Taxes
Our Provision for income tax expense of $27.1 million and $30.8 million for the three months ended March 31, 2020 and March 31, 2019, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

8.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic:
Numerator:
Income from continuing operations	$108.8	$125.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.7)	(22.9)
Less: Income allocated to participating securities	(0.3)	(0.4)
Income from continuing operations attributable to Encompass Health common shareholders	86.8	102.4
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.1)	(0.5)
Net income attributable to Encompass Health common shareholders	$86.7	$101.9
Denominator:
Basic weighted average common shares outstanding	98.2	98.4
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.88	$1.05
Discontinued operations	—	(0.01)
Net income	$0.88	$1.04

Diluted:
Numerator:
Income from continuing operations	$108.8	$125.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(21.7)	(22.9)
Income from continuing operations attributable to Encompass Health common shareholders	87.1	102.8
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	(0.1)	(0.5)
Net income attributable to Encompass Health common shareholders	$87.0	$102.3
Denominator:
Diluted weighted average common shares outstanding	99.6	99.7
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.87	$1.04
Discontinued operations	—	(0.01)
Net income	$0.87	$1.03

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	98.2	98.4
Restricted stock awards, dilutive stock options, and restricted stock units	1.4	1.3
Diluted weighted average common shares outstanding	99.6	99.7

See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2019 Form 10‑K for additional information related to our common stock.

9.	Contingencies and Other Commitments
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
This case was stayed in the circuit court on August 8, 2005. However, the complaint has been amended from time to time, including to request certification as a class action. Additionally, one of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lacked standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the trial court granted our motion to dismiss. On appeal, the Supreme Court of Alabama reversed the trial court’s dismissal on March 23, 2018. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court. On March 22, 2019, the Alabama Supreme Court denied our application for rehearing and remanded the case to the trial court for further proceedings. The trial court recently vacated its original scheduling order, so we do not currently know when this trial will begin.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health and Human Services Office of Inspector General and CMS relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, Encompass Health refunding amounts to Medicare or other federal healthcare programs.

10.	Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 33 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2020, we operate 134 inpatient rehabilitation hospitals. We are the sole owner of 87 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 47 jointly owned hospitals. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of March 31, 2020, we provide home health services in 245 locations and hospice services in 83 locations across 31 states with concentrations in the Southeast and Texas. In addition, one of these home health agencies operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 320 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2019 Form 10‑K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Net operating revenues	$909.2	$870.1	$272.8	$253.9
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	482.3	445.0	—	—
Other operating expenses	134.7	127.6	—	—
Supplies	39.6	35.6	—	—
Occupancy costs	15.3	15.8	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	130.9	116.5
Support and overhead costs	—	—	100.2	88.8
	671.9	624.0	231.1	205.3
Other expense (income)	1.6	(2.8)	—	—
Equity in net income of nonconsolidated affiliates	(0.6)	(2.1)	(0.2)	(0.4)
Noncontrolling interests	20.8	21.0	0.9	2.7
Segment Adjusted EBITDA	$215.5	$230.0	$41.0	$46.3

Capital expenditures	$83.3	$70.4	$1.5	$4.5

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of March 31, 2020
Total assets	$4,558.8	$1,639.2	$6,137.7
Investments in and advances to nonconsolidated affiliates	1.8	3.9	5.7
As of December 31, 2019
Total assets	$4,501.4	$1,612.8	$6,080.7
Investments in and advances to nonconsolidated affiliates	2.0	5.4	7.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended March 31,
	2020	2019
Total Segment Adjusted EBITDA	$256.5	$276.3
General and administrative expenses	(35.6)	(53.4)
Depreciation and amortization	(58.8)	(52.5)
Loss on disposal of assets	(0.1)	(1.1)
Government, class action, and related settlements	(2.8)	—
Interest expense and amortization of debt discounts and fees	(43.2)	(37.2)
Net income attributable to noncontrolling interests	21.7	22.9
SARs mark-to-market impact on noncontrolling interests	—	0.8
Change in fair market value of equity securities	(2.5)	0.9
Gain on consolidation of Treasure Coast	2.2	—
Payroll taxes on SARs exercise	(1.5)	(0.2)
Income from continuing operations before income tax expense	$135.9	$156.5

	March 31, 2020	December 31, 2019
Total assets for reportable segments	$6,198.0	$6,114.2
Reclassification of deferred income tax liabilities to net deferred income tax assets	(60.3)	(33.5)
Total consolidated assets	$6,137.7	$6,080.7

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended March 31,
	2020	2019
Inpatient rehabilitation:
Inpatient	$890.0	$847.6
Outpatient and other	19.2	22.5
Total inpatient rehabilitation	909.2	870.1
Home health and hospice:
Home health	224.8	219.5
Hospice	48.0	34.4
Total home health and hospice	272.8	253.9
Total net operating revenues	$1,182.0	$1,124.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

11.	Condensed Consolidating Financial Information
The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned by Encompass Health. Those subsidiary guarantors guarantee the indebtedness under our credit agreement and our senior unsecured notes, and all guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. Encompass Health’s investments in its consolidated subsidiaries, as well as guarantor subsidiaries’ investments in nonguarantor subsidiaries and nonguarantor subsidiaries’ investments in guarantor subsidiaries, are presented under the equity method of accounting with the related investment presented within the line items Intercompany receivable and investments in consolidated affiliates and Intercompany payable in the accompanying condensed consolidating balance sheets.
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, (2) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x, and (3) our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.5x. The terms of our senior note indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.
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
The “Holdings” column in the condensed consolidating financial statements below represents Holdings and its wholly-owned subsidiaries. As discussed in Note 4, Redeemable Noncontrolling Interests, Holdings had 5.5% noncontrolling interest as of December 31, 2019, and accordingly, Holdings and its wholly-owned subsidiaries were not guarantors of our debt. In February 2020, we acquired for cash all but 1.2% of the remaining noncontrolling interest in Holdings following the most recent exercise of the put option by the management investors. On February 20, 2020, Encompass Health Corporation and each of the two remaining management investors agreed to exchange the remaining shares representing the noncontrolling interest for an equal value of shares of common stock of Encompass Health Corporation. We settled the exchanges on March 6, 2020 and now own 100% of Holdings. Pursuant to the terms of our credit agreement and our senior note indentures, we executed joinders for Holdings and its wholly-owned subsidiaries on April 23, 2020 at which time they became guarantors of the indebtedness under the credit agreement and our senior note indentures.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2020
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$4.6	$622.5	$323.3	$266.8	$(35.2)	$1,182.0
Operating expenses:
Salaries and benefits	16.7	309.8	164.2	193.3	(4.9)	679.1
Other operating expenses	9.6	86.9	52.0	24.1	(13.0)	159.6
Occupancy costs	0.6	25.4	6.7	4.8	(17.3)	20.2
Supplies	—	26.5	13.2	6.0	—	45.7
General and administrative expenses	34.7	—	—	0.9	—	35.6
Depreciation and amortization	5.3	28.7	15.0	9.8	—	58.8
Government, class action, and related settlements	2.8	—	—	—	—	2.8
Total operating expenses	69.7	477.3	251.1	238.9	(35.2)	1,001.8
Interest expense and amortization of debt discounts and fees	35.8	6.3	1.4	4.9	(5.2)	43.2
Other (income) expense	(2.3)	(0.4)	1.6	(2.2)	5.2	1.9
Equity in net income of nonconsolidated affiliates	—	(0.5)	(0.1)	(0.2)	—	(0.8)
Equity in net income of consolidated affiliates	(122.2)	(17.8)	—	—	140.0	—
Management fees	(42.0)	30.2	11.8	—	—	—
Income from continuing operations before income tax (benefit) expense	65.6	127.4	57.5	25.4	(140.0)	135.9
Provision for income tax (benefit) expense	(21.5)	33.0	9.1	6.5	—	27.1
Income from continuing operations	87.1	94.4	48.4	18.9	(140.0)	108.8
Loss from discontinued operations, net of tax	(0.1)	—	—	—	—	(0.1)
Net and comprehensive income	87.0	94.4	48.4	18.9	(140.0)	108.7
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(21.2)	(0.5)	—	(21.7)
Net and comprehensive income attributable to Encompass Health	$87.0	$94.4	$27.2	$18.4	$(140.0)	$87.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net operating revenues	$5.1	$606.5	$296.5	$249.5	$(33.6)	$1,124.0
Operating expenses:
Salaries and benefits	15.9	288.9	148.0	173.1	(5.1)	620.8
Other operating expenses	10.3	84.7	46.8	20.8	(12.5)	150.1
Occupancy costs	0.5	24.9	6.5	3.7	(16.0)	19.6
Supplies	—	24.0	11.6	4.5	—	40.1
General and administrative expenses	39.9	—	—	13.5	—	53.4
Depreciation and amortization	5.0	26.3	13.1	8.1	—	52.5
Total operating expenses	71.6	448.8	226.0	223.7	(33.6)	936.5
Interest expense and amortization of debt discounts and fees	30.1	6.2	1.3	6.4	(6.8)	37.2
Other income	(7.7)	(0.3)	(2.5)	—	6.8	(3.7)
Equity in net income of nonconsolidated affiliates	—	(2.0)	(0.1)	(0.4)	—	(2.5)
Equity in net income of consolidated affiliates	(130.2)	(17.1)	—	—	147.3	—
Management fees	(39.8)	29.5	10.3	—	—	—
Income from continuing operations before income tax (benefit) expense	81.1	141.4	61.5	19.8	(147.3)	156.5
Provision for income tax (benefit) expense	(21.7)	37.8	10.2	4.5	—	30.8
Income from continuing operations	102.8	103.6	51.3	15.3	(147.3)	125.7
Loss from discontinued operations, net of tax	(0.5)	—	—	—	—	(0.5)
Net and comprehensive income	102.3	103.6	51.3	15.3	(147.3)	125.2
Less: Net and comprehensive income attributable to noncontrolling interests	—	—	(21.2)	(1.7)	—	(22.9)
Net and comprehensive income attributable to Encompass Health	$102.3	$103.6	$30.1	$13.6	$(147.3)	$102.3

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of March 31, 2020
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$79.0	$3.7	$7.8	$14.4	$—	$104.9
Restricted cash	—	—	56.7	—	—	56.7
Accounts receivable	—	270.8	131.6	141.0	—	543.4
Other current assets	79.8	34.7	45.1	7.2	(87.3)	79.5
Total current assets	158.8	309.2	241.2	162.6	(87.3)	784.5
Property and equipment, net	138.5	1,268.0	567.4	29.4	—	2,003.3
Operating lease right-of-use assets	9.7	158.0	80.1	43.2	(23.1)	267.9
Goodwill	—	912.2	329.0	1,070.9	—	2,312.1
Intangible assets, net	15.8	98.9	64.8	285.2	—	464.7
Deferred income tax assets	52.6	11.1	0.1	—	(62.3)	1.5
Other long-term assets	51.7	86.8	152.9	12.3	—	303.7
Intercompany receivable and investments in consolidated affiliates	4,245.7	657.6	—	7.5	(4,910.8)	—
Total assets	$4,672.8	$3,501.8	$1,435.5	$1,611.1	$(5,083.5)	$6,137.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$17.0	$10.8	$3.9	$8.5	$—	$40.2
Current operating lease liabilities	1.4	19.2	14.2	13.6	(7.6)	40.8
Accounts payable	12.5	57.2	25.0	3.3	—	98.0
Accrued expenses and other current liabilities	171.5	110.4	134.0	78.6	(87.3)	407.2
Total current liabilities	202.4	197.6	177.1	104.0	(94.9)	586.2
Long-term debt, net of current portion	2,973.0	302.5	40.6	5.8	—	3,321.9
Long-term operating lease liabilities	8.6	143.5	69.1	29.6	(15.7)	235.1
Other long-term liabilities	44.9	12.0	105.0	63.6	(62.2)	163.3
Intercompany payable	—	—	66.0	—	(66.0)	—
	3,228.9	655.6	457.8	203.0	(238.8)	4,306.5
Commitments and contingencies
Redeemable noncontrolling interests	—	—	34.0	—	—	34.0
Shareholders’ equity:
Encompass Health shareholders’ equity	1,443.9	2,846.2	590.4	1,408.1	(4,844.7)	1,443.9
Noncontrolling interests	—	—	353.3	—	—	353.3
Total shareholders’ equity	1,443.9	2,846.2	943.7	1,408.1	(4,844.7)	1,797.2
Total liabilities and shareholders’ equity	$4,672.8	$3,501.8	$1,435.5	$1,611.1	$(5,083.5)	$6,137.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Balance Sheet

	As of December 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$53.7	$5.2	$6.0	$29.9	$—	$94.8
Restricted cash	—	—	57.4	—	—	57.4
Accounts receivable	—	280.4	125.6	100.1	—	506.1
Other current assets	64.3	35.4	9.3	7.8	(19.3)	97.5
Total current assets	118.0	321.0	198.3	137.8	(19.3)	755.8
Property and equipment, net	133.4	1,246.0	551.2	28.7	—	1,959.3
Operating lease right-of-use assets	10.1	171.5	86.5	43.7	(35.3)	276.5
Goodwill	—	912.2	323.0	1,070.0	—	2,305.2
Intangible assets, net	17.7	101.7	65.3	291.6	—	476.3
Deferred income tax assets	27.2	11.1	0.1	—	(35.5)	2.9
Other long-term assets	53.6	85.4	151.6	14.1	—	304.7
Intercompany notes receivable	737.8	—	—	—	(737.8)	—
Intercompany receivable and investments in consolidated affiliates	3,155.4	523.6	—	—	(3,679.0)	—
Total assets	$4,253.2	$3,372.5	$1,376.0	$1,585.9	$(4,506.9)	$6,080.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$17.0	$10.4	$3.8	$8.1	$—	$39.3
Current operating lease liabilities	1.3	21.9	16.0	12.1	(10.9)	40.4
Accounts payable	9.8	56.5	24.3	4.0	—	94.6
Accrued expenses and other current liabilities	147.4	108.7	109.2	200.7	(19.3)	546.7
Total current liabilities	175.5	197.5	153.3	224.9	(30.2)	721.0
Long-term debt, net of current portion	2,670.6	305.4	41.6	5.7	—	3,023.3
Long-term operating lease liabilities	9.0	153.9	73.6	31.9	(24.6)	243.8
Intercompany notes payable	—	—	—	737.8	(737.8)	—
Other long-term liabilities	45.9	12.2	100.3	37.0	(35.5)	159.9
Intercompany payable	—	—	66.0	4.4	(70.4)	—
	2,901.0	669.0	434.8	1,041.7	(898.5)	4,148.0
Commitments and contingencies
Redeemable noncontrolling interests	—	—	31.4	208.2	—	239.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,352.2	2,703.5	568.9	336.0	(3,608.4)	1,352.2
Noncontrolling interests	—	—	340.9	—	—	340.9
Total shareholders’ equity	1,352.2	2,703.5	909.8	336.0	(3,608.4)	1,693.1
Total liabilities and shareholders’ equity	$4,253.2	$3,372.5	$1,376.0	$1,585.9	$(4,506.9)	$6,080.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2020
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash (used in) provided by operating activities	$(31.2)	$117.7	$56.8	$(114.0)	$—	$29.3
Cash flows from investing activities:
Purchases of property and equipment	(9.3)	(49.5)	(23.4)	(1.3)	—	(83.5)
Acquisitions of businesses, net of cash acquired	—	—	—	(1.1)	—	(1.1)
Funding of intercompany note receivable	(15.0)	—	—	—	15.0	—
Other, net	(2.8)	0.7	3.9	(0.2)	—	1.6
Net cash used in investing activities	(27.1)	(48.8)	(19.5)	(2.6)	15.0	(83.0)
Cash flows from financing activities:
Principal borrowings on intercompany note payable	—	—	—	15.0	(15.0)	—
Borrowings on revolving credit facility	330.0	—	—	—	—	330.0
Payments on revolving credit facility	(25.0)	—	—	—	—	(25.0)
Dividends paid on common stock	(28.9)	—	—	(0.1)	—	(29.0)
Purchase of equity interests in consolidated affiliates	(162.3)	—	—	—	—	(162.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(19.1)	—	—	(19.1)
Taxes paid on behalf of employees for shares withheld	(14.6)	—	—	(1.0)	—	(15.6)
Other, net	(8.5)	(2.5)	5.0	(1.9)	—	(7.9)
Change in intercompany advances	(7.1)	(67.9)	(14.1)	89.1	—	—
Net cash provided by (used in) financing activities	83.6	(70.4)	(28.2)	101.1	(15.0)	71.1
Increase (decrease) in cash, cash equivalents, and restricted cash	25.3	(1.5)	9.1	(15.5)	—	17.4
Cash, cash equivalents, and restricted cash at beginning of period	53.7	5.2	70.8	29.9	—	159.6
Cash, cash equivalents, and restricted cash at end of period	$79.0	$3.7	$79.9	$14.4	$—	$177.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$53.7	$5.2	$6.0	$29.9	$—	$94.8
Restricted cash at beginning of period	—	—	57.4	—	—	57.4
Restricted cash included in other long term assets at beginning of period	—	—	7.4	—	—	7.4
Cash, cash equivalents, and restricted cash at beginning of period	$53.7	$5.2	$70.8	$29.9	$—	$159.6

Cash and cash equivalents at end of period	$79.0	$3.7	$7.8	$14.4	$—	$104.9
Restricted cash at end of period	—	—	56.7	—	—	56.7
Restricted cash included in other long-term assets at end of period	—	—	15.4	—	—	15.4
Cash, cash equivalents, and restricted cash at end of period	$79.0	$3.7	$79.9	$14.4	$—	$177.0

Supplemental schedule of noncash financing activity:
Capital contribution of intercompany note	$853.0	$—	$—	(853.0)	$—	$—

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
	Encompass Health Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Holdings	Eliminating Entries	Encompass Health Consolidated
	(In Millions)
Net cash provided by operating activities	$18.6	$89.6	$42.4	$9.3	$—	$159.9
Cash flows from investing activities:
Purchases of property and equipment	(6.8)	(32.5)	(29.4)	(3.6)	—	(72.3)
Acquisitions of businesses, net of cash acquired	—	—	—	(13.7)	—	(13.7)
Funding of intercompany note receivable	(8.0)	—	—	—	8.0	—
Proceeds from repayment of intercompany note receivable	5.0	—	—	—	(5.0)	—
Other, net	(4.0)	(0.1)	(0.7)	(0.7)	—	(5.5)
Net cash used in investing activities	(13.8)	(32.6)	(30.1)	(18.0)	3.0	(91.5)
Cash flows from financing activities:
Principal borrowings on intercompany note payable	—	—	—	8.0	(8.0)	—
Principal payments on intercompany note payable	—	—	—	(5.0)	5.0	—
Borrowings on revolving credit facility	25.0	—	—	—	—	25.0
Payments on revolving credit facility	(30.0)	—	—	—	—	(30.0)
Dividends paid on common stock	(28.2)	—		(0.1)	—	(28.3)
Distributions paid to noncontrolling interests of consolidated affiliates	—	—	(19.5)	—	—	(19.5)
Taxes paid on behalf of employees for shares withheld	(14.7)	—	—	(1.2)	—	(15.9)
Other, net	(14.7)	(2.1)	5.6	(1.8)	—	(13.0)
Change in intercompany advances	51.0	(54.4)	2.1	1.3	—	—
Net cash used in financing activities	(11.6)	(56.5)	(11.8)	1.2	(3.0)	(81.7)
(Decrease) increase in cash, cash equivalents, and restricted cash	(6.8)	0.5	0.5	(7.5)	—	(13.3)
Cash, cash equivalents, and restricted cash at beginning of period	41.5	3.0	69.4	19.6	—	133.5
Cash, cash equivalents, and restricted cash at end of period	$34.7	$3.5	$69.9	$12.1	$—	$120.2

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$41.5	$3.0	$5.1	$19.6	$—	$69.2
Restricted cash at beginning of period	—	—	59.0	—	—	59.0
Long term restricted cash at beginning of period	—	—	5.3	—	—	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$41.5	$3.0	$69.4	$19.6	$—	$133.5

Cash and cash equivalents at end of period	$34.7	$3.5	$5.8	$12.1	$—	$56.1
Restricted cash at end of period	—	—	59.0	—	—	59.0
Long term restricted cash at end of period	—	—	5.1	—	—	5.1
Cash, cash equivalents, and restricted cash at end of period	$34.7	$3.5	$69.9	$12.1	$—	$120.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (collectively, the “2019 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page i of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2019 Form 10‑K.
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of March 31, 2020, our national footprint includes 37 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2019 Form 10‑K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 33 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2020, we operate 134 inpatient rehabilitation hospitals and manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 77% of our Net operating revenues for the three months ended March 31, 2020.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice business is the nation’s eleventh largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of March 31, 2020, we provide home health services in 245 locations and provide hospice services in 83 locations across 31 states, with concentrations in the Southeast and Texas. In addition, one of these home health agencies operates as a joint venture that we account for using the equity method of accounting. Our home health and hospice segment represents approximately 23% of our Net operating revenues for the three months ended March 31, 2020.
2020 Overview
During the three months ended March 31, 2020, Net operating revenues increased 5.2% over the same period of 2019 due primarily to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. As discussed in the “Results of Operations” section, through February 2020 both of our segments were experiencing strong volume growth. In March, we began to experience declines in volume due to conditions resulting from the novel coronavirus disease 2019 (“COVID-19”) pandemic. Within our inpatient rehabilitation segment, discharge growth of 4.7% coupled with a 0.3% increase in net patient revenue per discharge in the first quarter of 2020 generated 4.5% growth in inpatient revenue compared to the first quarter of 2019. Discharge growth included a 2.4% increase in same-store discharges. Within our home health and hospice segment, home health admission growth of 11.9% and hospice admission growth of 25.6% contributed to 7.4% growth in home health and hospice revenue compared to the first quarter of 2019. Home health admission growth included a 0.2% increase in same-store admissions. See the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Our growth efforts thus far in 2020 related to our inpatient rehabilitation segment have included the following:

•	began operating our new 50-bed inpatient rehabilitation hospital in Murrieta, California in February 2020;

•	continued our capacity expansions by adding 23 new beds to existing hospitals; and

•	announced or continued the development of the following hospitals:

	Number of New Beds
	2020(1)	2021(1)
De novos:
Sioux Falls, South Dakota	40	—
Toledo, Ohio	40	—
Cumming, Georgia	—	50
North Tampa, Florida	—	50
Stockbridge, Georgia	—	50
Greenville, South Carolina	—	40
Pensacola, Florida	—	40
Shreveport, Louisiana	—	40
Waco, Texas	—	40
Joint ventures:
Coralville, Iowa	40	—
San Angelo, Texas	—	40
(1) Certain development projects may be delayed due to the COVID-19 pandemic.
We also continued our growth efforts in our home health and hospice segment. We acquired one home health location in Lynchburg, Virginia and began accepting patients at our new hospice location in Allen, Texas.
We continued our shareholder distributions during the three months ended March 31, 2020 by paying a quarterly cash dividend of $0.28 per share on our common stock in January and April. On May 6, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on July 15, 2020, to holders of record on July 1, 2020. In addition, we repurchased 0.1 million shares of our common stock in the open market for approximately $4.9 million during the three months ended March 31, 2020. Repurchases were suspended in mid-March 2020. For additional information see the “Liquidity and Capital Resources” section of this Item.
COVID-19 Pandemic
The rapid onset of the COVID-19 outbreak in the United States has resulted in significant changes to our operating environment. The willingness and ability of patients to seek healthcare services has been negatively affected by restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders. Acute-care hospitals and physician practices have also significantly reduced the volume of elective procedures. Patients recovering from elective surgeries have historically represented approximately 15% of our home health admissions. While not a significant percentage of our inpatient rehabilitation population, we treat patients recovering from elective surgery with multiple comorbidities that qualify for inpatient rehabilitation care. These changes to the healthcare environment, along with the factors noted in the “Results of Operations” section of this Item, caused decreased patient volumes in both our inpatient rehabilitation and home health and hospice segments beginning in mid-March and continuing into April and May. We are also experiencing supply chain disruptions as a result of the COVID-19 pandemic, including increased procurement timelines, and we have experienced and are likely to continue to experience significant price increases in medical supplies, particularly personal protective equipment (“PPE”). Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials. The federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic as described below in the “Key Challenges” section. These initiatives have given our hospitals and agencies the types of enhanced flexibilities they need to care for our patients and assist acute-care hospitals in maintaining hospital capacity in the current environment. The COVID-19 pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the nature of the COVID-19 pandemic, such as its rate of spread, duration, and geographic coverage; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels; and our infectious disease prevention and control efforts.
While the operating environment for healthcare providers is continuously changing during this pandemic, we have taken the following steps to ensure the safety and well-being of our patients and employees:

✓	Staying current with the Centers for Disease Control and Prevention’s (the “CDC”) guidance on the use of PPE, which is frequently updated
✓	Limiting visitors in our hospitals to primary caregivers who require training in order to safely discharge a patient home
✓	Screening everyone entering our hospitals and self-screening all home health and hospice employees
✓	Performing pre-visit telephone calls to assess risk factors within the home, including patient and caregiver health status
✓	Following social distancing recommendations in our therapy gyms and performing therapy in patient rooms, if needed
✓	Suspended all hospital-based outpatient services
✓	Implemented work-at-home policies for home office and certain field personnel
✓	Halted all non-essential travel
We also continue to take actions to enhance our operational and financial flexibility and ensure our long-term sustainability. Recently, our executive team voluntarily reduced their base compensation for six months. In addition, we have:

✓	secured secondary sources of PPE and other medical supplies, at times paying premium prices;
✓	aligned staffing with patient demand;
✓	amended our senior credit facility in April 2020 (primarily provided covenant relief due to disruptions from the COVID-19 pandemic);
✓	developed plans for reducing capital expenditures; and
✓	suspended our authorized share repurchase program in mid-March.
After lengthy consideration, we developed plans to manage labor costs in response to lower patient volumes via furloughs, changes to compensation structures and workforce reductions.
Given the rapidly changing operating conditions related to the COVID-19 pandemic, we cannot accurately estimate the effects it may have on our full-year 2020 financial results.
Business Outlook
Notwithstanding the current impacts from the COVID-19 pandemic, we remain optimistic regarding the intermediate and long-term prospects for both of our business segments. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those extremely fragmented industries.
We are a leading provider of integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We are committed to delivering high-quality, cost-effective, integrated patient care across the healthcare continuum with a primary focus on the post-

acute sector. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. As the fourth largest provider of Medicare-certified skilled home health services in terms of revenues, we believe we differentiate ourselves from our competitors by the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consummating and integrating acquisitions.
Although the healthcare industry is currently engaged in addressing the healthcare crisis caused by the COVID-19 pandemic, the industry also faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our short-term goal is to serve our communities and provide the best care possible during the COVID-19 pandemic. Our long-term goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2023. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate and significant availability under our revolving credit facility. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2020 Strategic Priorities” in the 2019 Form 10‑K.
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models as well as post-acute site neutrality in Medicare reimbursement. The Medicare reimbursement systems for both inpatient rehabilitation and home health are undergoing significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview-Key Challenges” to the 2019 Form 10-K.
As we continue to execute our business plan, the following are some of the challenges we face.

•
Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals and agencies. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview-Key Challenges,” to the 2019 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.

•
Changes to Our Operating Environment Resulting from the COVID-19 pandemic. In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic.

Temporary suspension of the automatic 2% reduction of Medicare program payments, known as “sequestration”
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments for all healthcare providers. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030. On March 27, 2020, President Trump signed into law the

Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspends the automatic 2% reduction of Medicare claim reimbursements for the period of May 1 through December 31, 2020. At this time, we cannot reasonably estimate the impact of the suspension of sequestration on our revenues due to the ongoing volume volatility in both segments (see “Results of Operations” section of this Item).
Payment of relief funds directly to healthcare providers

The CARES Act also authorized the cash distribution of relief funds from the Department of Health and Human Services (“HHS”) to healthcare providers. To date, our inpatient rehabilitation hospitals and home health and hospice agencies have received in aggregate approximately $238 million. HHS requires providers to submit an attestation accepting certain terms and conditions. If a provider does not wish to comply with these terms and conditions, the provider must remit the full payment to HHS. On May 7, 2020, we informed HHS we would not accept any of the CARES Act relief funds. We are currently seeking direction on how to process the repayment of those funds.
Temporary suspension of certain patient coverage criteria and documentation and care requirements
The CARES Act and a series of waivers and guidance issued by the Centers for Medicare and Medicaid Services (“CMS”) suspend various Medicare patient coverage criteria and documentation and care requirements. These efforts to provide regulatory relief help to ensure patients continue to have adequate access to care notwithstanding the burdens being placed on healthcare providers by the COVID-19 pandemic.
Inpatient Rehabilitation. Medicare pays our inpatient rehabilitation hospitals a fixed payment reimbursement amount per discharge under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) based on the patient’s rehabilitation impairment category established by CMS and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. The CARES Act regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of 3 hours of therapy per day for 5 days per week, waiver of the requirement that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions that typically require intensive therapy and supervision, and waiver of the requirement for a physician to conduct and document a post-admission evaluation. In addition, the requirement of physician face-to-face visits at least 3 days a week may be fulfilled using telehealth.
Home Health and Hospice. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. A physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient and then certify to CMS that a patient meets the eligibility requirements for the home health benefit. The CARES Act includes a provision allowing nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth.
Medicare pays hospice benefits for patients with life expectancies of six months or less, as documented by the patient’s physician(s). Medicare hospice reimbursements to each provider are subject to a number of conditions of participation. These conditions require, among others, the use of volunteers and onsite visits to evaluate aids. Volunteers provide day-to-day administrative and/or direct patient care services in an amount that, at a minimum, equals five percent of the total patient care hours of all paid hospice employees and contract staff. A nurse or other professional conducts an onsite visit every two weeks to evaluate if aides are providing care consistent with the care plan. The CARES Act includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth.

On March 30, 2020, CMS announced a pause of certain claims processing requirements for the Home Health Review Choice Demonstration (“RCD”) in Illinois, Ohio, and Texas until the Public Health Emergency for the COVID-19 pandemic has ended. In addition, the demonstration will not begin in North Carolina and Florida in May 2020 as previously scheduled. CMS has also offered home health agencies the option of continuing their participation in the RCD, which we have elected to do at this point in time. We operate agencies (representing approximately 44% of our home health Medicare claims) in these five states.
On March 30th, CMS also suspended most medical reviews, including pre-payment medical reviews by Medicare Administrative Contractors (“MACs”) under the Targeted Probe and Educate (“TPE”) initiative and post-payment reviews conducted by MACs, Supplemental Medical Review Contractors and Recovery Audit Contractors until the Public Health Emergency for the COVID-19 pandemic has ended.
These regulatory actions provide flexibility to our hospitals and agencies to care for patients and assist acute-care hospitals in maintaining hospital capacity during the COVID-19 pandemic when the otherwise applicable rules would likely have constrained our ability to do so.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. On April 16, 2020, CMS released its Notice of Proposed Rulemaking for Fiscal Year 2021 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2021 Proposed IRF Rule”). The 2021 Proposed IRF Rule would implement a net 2.5% market basket increase (market basket update of 2.9% reduced by a productivity adjustment of 0.4%) effective for discharges between October 1, 2020 and September 30, 2021. The 2021 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values. The 2021 Proposed IRF Rule would update case-mix group relative weights and average lengths of stay values. The 2021 Proposed IRF Rule would also remove the post-admission physician evaluation requirement for all IRF discharges beginning on or after October 1, 2020, codify certain inpatient rehabilitation coverage documentation requirements, and, under certain conditions, allow the use of non-physician practitioners to perform the IRF services and documentation requirements currently required to be performed by the rehabilitation physician. Based on our analysis that utilizes, among other things, the acuity of our patients over the six-month period prior to the 2021 Proposed IRF Rule’s release, our experience with outlier payments over this same time frame, and other factors, we believe the 2021 Proposed IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.4% effective October 1, 2020.

•
Maintaining Strong Volume Growth. In addition to the factors described in our 2019 Form 10-K, beginning in March, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic which are expected to continue as discussed in the “Results of Operations” section of this Item.

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2019 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Additionally, our operations may be adversely affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.

We remain confident in the prospects of both of our business segments based on the increasing demands for the services we provide to an aging population. This confidence is further supported by our strong financial foundation and the substantial investments we have made in our businesses. We have a proven track record of working through difficult situations, and we believe in our ability to overcome current and future challenges.

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2020	2019
Medicare	73.4%	76.0%
Medicare Advantage	11.9%	9.8%
Managed care	8.7%	8.2%
Medicaid	3.0%	2.7%
Other third-party payors	0.9%	0.9%
Workers’ compensation	0.6%	0.7%
Patients	0.5%	0.6%
Other income	1.0%	1.1%
Total	100.0%	100.0%
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2019 Form 10‑K.
Our Results
For the three months ended March 31, 2020 and 2019, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues	$1,182.0	$1,124.0	5.2%
Operating expenses:
Salaries and benefits	679.1	620.8	9.4%
Other operating expenses	159.6	150.1	6.3%
Occupancy costs	20.2	19.6	3.1%
Supplies	45.7	40.1	14.0%
General and administrative expenses	35.6	53.4	(33.3)%
Depreciation and amortization	58.8	52.5	12.0%
Government, class action, and related settlements	2.8	—	N/A
Total operating expenses	1,001.8	936.5	7.0%
Interest expense and amortization of debt discounts and fees	43.2	37.2	16.1%
Other expense (income)	1.9	(3.7)	(151.4)%
Equity in net income of nonconsolidated affiliates	(0.8)	(2.5)	(68.0)%
Income from continuing operations before income tax expense	135.9	156.5	(13.2)%
Provision for income tax expense	27.1	30.8	(12.0)%
Income from continuing operations	108.8	125.7	(13.4)%
Loss from discontinued operations, net of tax	(0.1)	(0.5)	(80.0)%
Net income	108.7	125.2	(13.2)%
Less: Net income attributable to noncontrolling interests	(21.7)	(22.9)	(5.2)%
Net income attributable to Encompass Health	$87.0	$102.3	(15.0)%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Salaries and benefits	57.5%	55.2%
Other operating expenses	13.5%	13.4%
Occupancy costs	1.7%	1.7%
Supplies	3.9%	3.6%
General and administrative expenses	3.0%	4.8%
Depreciation and amortization	5.0%	4.7%
Government, class action, and related settlements	0.2%	—%
Total operating expenses	84.8%	83.3%
In the discussion that follows, we use “same-store” comparisons to explain the changes in certain performance metrics and line items within our financial statements. We calculate same-store comparisons based on hospitals and home health and hospice locations open throughout both the full current periods and prior periods presented. These comparisons include the financial results of market consolidation transactions in existing markets, as it is difficult to determine, with precision, the incremental impact of these transactions on our results of operations.
Net Operating Revenues
Our consolidated Net operating revenues increased in the three months ended March 31, 2020 over the same period of 2019 primarily due to volume and pricing growth in our inpatient rehabilitation segment and volume growth in our home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
During January and February 2020, both segments were exhibiting strong year-over-year volume growth as shown in the table below. Beginning in mid-March, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that have served to severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. We believe these factors have contributed to a decline in new patients for all of our business lines, a lower length of stay in the inpatient rehabilitation segment, and fewer visits per episode in home health. For the two-month period of January and February and the month of March, year-over-year volume results were as follows:

	2020 vs. 2019
	January - February	March
Inpatient Rehabilitation
Total discharges	7.7%	(1.0)%

Home Health and Hospice
Home health total admissions	18.5%	(0.5)%
Hospice total admissions	31.5%	13.9%

We continued to experience lower volumes in April and May than we did in January and February. Certain volume results for April and May, including certain year-over-year volume growth information for the month of April, are included below.

April 2020 vs. April 2019
Inpatient Rehabilitation
Total discharges	(20.9)%

Home Health and Hospice
Home health total admissions	(23.5)%
Hospice total admissions	27.8%

Inpatient Rehabilitation - Patient Census Information
February 29, 2020	March 31, 2020	April 12, 2020 (Easter Weekend)	April 29, 2020	May 6, 2020
6,782	5,342	5,139	5,989	6,119

Home Health - Starts of Episodes (Includes Starts of Care and Recertifications)
Week Ended March 1, 2020	Week Ended March 29, 2020	Week Ended April 12, 2020	Week Ended April 26, 2020	Week Ended May 3, 2020
4,950	4,778	4,120	4,283	4,628

Hospice - Admissions
Week Ended March 1, 2020	Week Ended March 29, 2020	Week Ended April 12, 2020	Week Ended April 26, 2020	Week Ended May 3, 2020
259	197	236	239	242
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to salary increases for our employees, increased benefit costs, and increased patient volumes, including an increase in the number of full-time equivalents as a result of our development activities. As a percent of Net operating revenues, Salaries and benefits increased during the three months ended March 31, 2020 compared to the same period of 2019 primarily as a result of higher salary and benefit cost increases compared to revenue pricing increases. See additional discussion in the “Segment Results of Operations” section of this Item.
Additionally, as announced on April 6, 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the COVID-19 pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we estimate this investment will be up to $50 million in the second quarter of 2020.
Other Operating Expenses
Other operating expenses increased during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to increased patient volumes. As a percent of Net operating revenues, Other operating expenses increased during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to higher repairs and maintenance expense, including demolition costs for development projects.
Supplies
Supplies increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to increased utilization and cost of medical supplies, including personal protective equipment (“PPE”), beginning in March 2020 due to the COVID-19 pandemic. We expect to continue to see increased utilization and cost of medical supplies in 2020 as a result of the COVID-19 pandemic.

General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percent of revenue during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to decreased expenses associated with stock appreciation rights as well as the $4.4 million year-over-year change in the mark-to-market adjustment on our non-qualified 401(k) liability. For additional information on stock appreciation rights, see Note 6, Share-Based Payments, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2020 compared to the same period of 2019 due to our capital investments.
Other Expense (Income)
Other expense (income) decreased during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to the $4.4 million year-over-year change in the mark-to-market adjustment on our non-qualified 401(k) liability offset by a $2.2 million gain as a result of our consolidation of the Treasure Coast home health location and the remeasurement of our previously held equity interest at fair value.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to the decrease in earnings, as discussed in the “Segment Results of Operations” section of this Item.
Provision for Income Tax Expense
Our Provision for income tax expense decreased during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to lower Income from Continuing Operations Before Income Tax Expense.
At this time, we cannot reasonably estimate how much our cash payments for income taxes will be in 2020 due to the impact of the COVID-19 pandemic discussed above and in the “Executive Overview” section of this Item.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.4 million as of March 31, 2020 and December 31, 2019.
See Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Segment Results of Operations
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information regarding our business segments, including a detailed description of the services we provide, financial data for each segment, and a reconciliation of total segment Adjusted EBITDA to income from continuing operations before income tax expense, see Note 10, Segment Reporting, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2020	2019
Medicare	70.5%	73.5%
Medicare Advantage	12.3%	9.8%
Managed care	9.9%	9.6%
Medicaid	3.4%	3.0%
Other third-party payors	1.2%	1.1%
Workers’ compensation	0.8%	0.9%
Patients	0.6%	0.7%
Other income	1.3%	1.4%
Total	100.0%	100.0%
Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Percentage Change
	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$890.0	$847.6	5.0%
Outpatient and other	19.2	22.5	(14.7)%
Inpatient rehabilitation segment revenues	909.2	870.1	4.5%
Operating expenses:
Salaries and benefits	482.3	445.0	8.4%
Other operating expenses	134.7	127.6	5.6%
Supplies	39.6	35.6	11.2%
Occupancy costs	15.3	15.8	(3.2)%
Other expense (income)	1.6	(2.8)	(157.1)%
Equity in net income of nonconsolidated affiliates	(0.6)	(2.1)	(71.4)%
Noncontrolling interests	20.8	21.0	(1.0)%
Segment Adjusted EBITDA	$215.5	$230.0	(6.3)%

	(Actual Amounts)
Discharges	47,750	45,609	4.7%
Net patient revenue per discharge	$18,639	$18,584	0.3%
Outpatient visits	69,743	102,028	(31.6)%
Average length of stay (days)	12.7	12.8	(0.8)%
Occupancy %	71.3%	72.3%	(1.4)%
# of licensed beds	9,322	8,941	4.3%
Full-time equivalents*	22,318	21,345	4.6%
Employees per occupied bed	3.38	3.34	1.2%

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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Salaries and benefits	53.0%	51.1%
Other operating expenses	14.8%	14.7%
Supplies	4.4%	4.1%
Occupancy costs	1.7%	1.8%
Total operating expenses	73.9%	71.7%
Net Operating Revenues
Revenue growth during the three months ended March 31, 2020 compared to the same period of 2019 resulted from volume growth and an increase in net patient revenue per discharge. Discharge growth from new stores resulted from our joint ventures in Lubbock, Texas (May 2019) and Boise, Idaho (July 2019) and wholly owned hospitals in Katy, Texas (September 2019) and Murrieta, California (February 2020). New-store growth also resulted from a joint venture hospital in Yuma, Arizona changing from the equity method of accounting to a consolidated entity effective July 1, 2019. Growth in net patient revenue per discharge primarily resulted from an increase in reimbursement rates offset by prior period cost report adjustments. Revenue reserves were lower during the three months ended March 31, 2020 compared to the same period of 2019 primarily due to the continued favorable resolution of medical claims reviews. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues,” to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding claims reviews.
The decrease in outpatient and other revenue during the three months ended March 31, 2020 compared to the same period of 2019 resulted from the suspension of hospital-based outpatient services in mid-March 2020 and the closure of certain hospital-based outpatient programs in 2019.
See Note 2, Business Combinations, and Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three months ended March 31, 2020 compared to the same period of 2019 primarily resulted from higher Salaries and benefits and Supplies expenses. Expense ratios for three months ended March 31, 2020 benefited from a decrease in revenue reserves as discussed above. Salaries and benefits increased as a percent of revenue primarily due to the ramp up of new stores, overtime paid to employees as a result of increased volumes early in the first quarter, and declining employee productivity in March. The employee productivity decrease primarily was the result of COVID-19 pandemic conditions including performing more individual therapy in patient rooms, donning and doffing of PPE, and screenings of everyone entering the hospital. Supplies increased as a percent of revenue primarily due to increased purchase and use of medical supplies in March 2020 due to the COVID-19 pandemic. Other expense (income) within the segment decreased $4.4 million primarily due to the year-over-year change in the mark-to-market adjustment on our non-qualified 401(k) liability, which is offset in General and administrative expenses. Lower revenues and higher expense trends resulting from the COVID-19 pandemic have continued into April and May and could lead to a significant reduction in inpatient rehabilitation segment Adjusted EBITDA.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2020	2019
Medicare	83.0%	84.6%
Medicare Advantage	10.8%	10.0%
Managed care	4.4%	3.3%
Medicaid	1.5%	1.7%
Workers’ compensation	0.1%	0.1%
Patients	0.1%	0.2%
Other income	0.1%	0.1%
Total	100.0%	100.0%
Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,		Percentage Change
	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$224.8	$219.5	2.4%
Hospice	48.0	34.4	39.5%
Home health and hospice segment revenues	272.8	253.9	7.4%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	130.9	116.5	12.4%
Support and overhead costs	100.2	88.8	12.8%
Equity in net income of nonconsolidated affiliates	(0.2)	(0.4)	(50.0)%
Noncontrolling interests	0.9	2.7	(66.7)%
Segment Adjusted EBITDA	$41.0	$46.3	(11.4)%

	(Actual Amounts)
Home health:
Admissions	42,476	37,944	11.9%
Recertifications	26,553	28,282	(6.1)%
Episodes	68,652	63,626	7.9%
Revenue per episode	$2,909	$3,057	(4.8)%
Episodic visits per episode	16.3	17.7	(7.9)%
Total visits	1,306,230	1,308,610	(0.2)%
Cost per visit	$81	$75	8.0%
Hospice:
Admissions	2,986	2,378	25.6%
Patient days	334,545	239,022	40.0%
Average daily census	3,676	2,656	38.4%
Revenue per day	$144	$144	—%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	48.0%	45.9%
Support and overhead costs	36.7%	35.0%
Total operating expenses	84.7%	80.9%
Net Operating Revenues
Revenue growth during the three months ended March 31, 2020 compared to the same period of 2019 primarily was driven by volume growth. Volume growth included a 0.2% increase in home health same-store admissions. New-store admission growth was primarily due to the acquisition of Alacare on July 1, 2019. Revenue per episode decreased primarily due to implementation of the Patient Driven Groupings Model (the “PDGM”) on January 1, 2020 and the patient mix of the former Alacare locations. The effects of PDGM were exacerbated by the COVID-19 pandemic, including an increase in low utilization payment adjustments, or “LUPAs.” Revenue per episode during the three months ended March 31, 2020 benefited from the reversal of a $1.6 million reserve for a Zone Program Integrity Contractor audit. Hospice revenue increased during the three months ended March 31, 2020 compared to the same period of 2019 by 39.5%, with approximately 75% of the increase resulting from the acquisition of Alacare.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding the acquisition discussed above.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three months ended March 31, 2020 compared to the same period of 2019 primarily resulted from a decrease in Medicare reimbursement rates primarily related to the implementation of PDGM and an increase in Cost of services and Support and overhead costs as a percent of revenues. Cost of services as percent of revenues for the three months ended March 31, 2020 increased primarily due to COVID-19 pandemic related impacts on patient volumes, staff productivity and medical supplies, as well as an increase in salaries and wages per full-time equivalent. Support and overhead costs as a percent of revenues for the three months ended March 31, 2020 increased primarily due to increased administrative costs associated with the implementation of PDGM and the Review Choice Demonstration Program, as well as an increase in sales force full-time equivalents. Lower revenues and higher expense trends resulting from the COVID-19 pandemic have continued into April and May and could lead to a significant reduction in home health and hospice segment Adjusted EBITDA.
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
To further enhance our liquidity and ensure availability under our credit agreement, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the COVID-19 pandemic. The amendment included, among other things, the carve-out of the COVID-19 pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement. For additional information see Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report,
We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2023. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate, and we have significant availability under our revolving credit facility. We continue to generate cash flows from operations and we have significant flexibility with how we choose to invest our cash and return capital to shareholders.
For additional information see Note 3, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Current Liquidity
As of March 31, 2020, we had $104.9 million in Cash and cash equivalents. This amount excludes $72.1 million in restricted cash ($56.7 million included in Restricted cash and $15.4 million included in Other long-term assets in our condensed consolidated balance sheet) and $71.2 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2019 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2020, we had approximately $613.3 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2020, the maximum leverage ratio requirement per our credit agreement was 4.50x and the minimum interest coverage ratio requirement was 3.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2020, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2020.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor had the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. The fair value was determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that included the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. In September 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. As of December 31, 2019, the fair value of those outstanding shares of Holdings owned by management investors was approximately $208 million. In January 2020, we received additional exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. In February 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.

On February 20, 2020, Encompass Health entered into exchange agreements (each, an “Exchange Agreement”) with these two management investors, pursuant to which they had the right to exchange all of the remaining shares of Holdings held by them for shares of common stock of Encompass Health (the “EHC Shares”). Each of the Exchange Agreements provided that the management investor must deliver a written exchange notice (an “Exchange Notice”) to Encompass Health in order to exchange his or her remaining shares of Holdings for EHC Shares. Each Exchange Agreement further provided that the number of EHC Shares to be delivered to the management investor was to be determined by dividing the fair value of the shares of Holdings held by the management investor on the date of the Exchange Agreement by the last reported sales price of Encompass Health’s common stock on the New York Stock Exchange (the “NYSE”) on the date of delivery of the Exchange Notice.
On February 20, 2020, Encompass Health received an Exchange Notice from each of the management investors. Based on the last sales price of Encompass Health’s common stock on the NYSE on February 20, 2020, Encompass Health delivered an aggregate 560,957 EHC Shares to the management investors. The total number of EHC Shares issued pursuant to the exchange agreements on March 6, 2020 represented less than 0.6% of the outstanding shares of Encompass Health common stock. Encompass Health issued the EHC Shares from its treasury shares. Encompass Health now owns 100% of Holdings and EHHI. See also Note 4, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 and the remainder vested on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs and in February 2020, we settled those awards upon payment of approximately $101 million in cash. See also Note 6, Share-Based Payments, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2019 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$29.3	$159.9
Net cash used in investing activities	(83.0)	(91.5)
Net cash provided by (used in) financing activities	71.1	(81.7)
Increase (decrease) in cash, cash equivalents, and restricted cash	$17.4	$(13.3)
Operating activities. The decrease in Net cash provided by operating activities for the three months ended March 31, 2020 compared to the same period of 2019 primarily resulted from the payment to management investors of our home health and hospice segment of approximately $101 million for vested stock appreciation rights. For additional information, see Note 6, Share-Based Payments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Investing activities. The decrease in Net cash used in investing activities during the three months ended March 31, 2020 compared to the same period of 2019 primarily resulted from acquisitions during the first quarter of 2019 offset by an increase in purchases of property and equipment during the first quarter of 2020. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Financing activities. The increase in Net cash provided by financing activities during the three months ended March 31, 2020 compared to the same period of 2019 primarily resulted from the net borrowings on our revolving credit facility offset by cash used for the purchase of equity interests held by the home health and hospice management team during the first quarter of 2020. For additional information, see Note 3, Long-term Debt, and Note 4, Redeemable Noncontrolling

Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Contractual Obligations
Our consolidated contractual obligations as of March 31, 2020 are as follows (in millions):

	Total	April 1 through December 31, 2020	2021 - 2022	2023 - 2024	2025 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,630.9	$14.7	$41.5	$1,237.2	$1,337.5
Revolving credit facility	350.0	—	—	350.0	—
Interest on long-term debt (b)	840.3	107.4	284.0	244.2	204.7
Finance lease obligations (c)	630.3	38.3	96.2	90.2	405.6
Operating lease obligations (d)	372.0	42.0	100.6	75.9	153.5
Purchase obligations (e)	138.3	51.4	61.7	18.9	6.3
Other long-term liabilities (f)(g)	3.3	0.2	0.5	0.4	2.2
Total	$4,965.1	$254.0	$584.5	$2,016.8	$2,109.8

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 3, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2020. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.

(c)	Amounts include interest portion of future minimum finance lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 14% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2019 Form 10‑K.

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

(f)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. For more information, see Note 11, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2019 Form 10‑K and Note 7, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(g)
The table above does not include Redeemable noncontrolling interests of $34.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 4, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2020, we made capital expenditures of approximately $85 million for property and equipment and capitalized software. These expenditures are exclusive of approximately $1 million in net cash related to our acquisition activity. At this time, we cannot reasonably estimate how much we expect to spend on capital expenditures in 2020 due to the impact of the COVID-19 pandemic discussed in the “Executive Overview” section of this Item.
Authorizations for Returning Capital to Stakeholders
In October 2019 and February 2020, our board of directors declared cash dividends of $0.28 per share that were paid in January 2020 and April 2020, respectively. On May 6, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on July 15, 2020, to holders of record on July 1, 2020. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of March 31, 2020, approximately $199 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2020, we repurchased 0.1 million shares of our common stock in the open market for approximately $4.9 million under this repurchase authorization using cash on hand. We suspended stock repurchases in mid-March 2020 in response to the uncertainty resulting from the COVID-19 pandemic.
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.
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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Our Adjusted EBITDA for the three months ended March 31, 2020 and 2019 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019
Net income	$108.7	$125.2
Loss from discontinued operations, net of tax, attributable to Encompass Health	0.1	0.5
Net income attributable to noncontrolling interests	(21.7)	(22.9)
Provision for income tax expense	27.1	30.8
Interest expense and amortization of debt discounts and fees	43.2	37.2
Government, class action, and related settlements	2.8	—
Loss on disposal of assets	0.1	1.1
Depreciation and amortization	58.8	52.5
Stock-based compensation expense	7.1	19.4
Transaction costs	—	0.6
Gain on consolidation of Treasure Coast	(2.2)	—
SARs mark-to-market impact on noncontrolling interests	—	(0.8)
Change in fair market value of equity securities	2.5	(0.9)
Payroll taxes on SARs exercise	1.5	0.2
Adjusted EBITDA	$228.0	$242.9

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$29.3	$159.9
Interest expense and amortization of debt discounts and fees	43.2	37.2
Equity in net income of nonconsolidated affiliates	0.8	2.5
Net income attributable to noncontrolling interests in continuing operations	(21.7)	(22.9)
Amortization of debt-related items	(1.4)	(1.0)
Distributions from nonconsolidated affiliates	(1.0)	(2.1)
Current portion of income tax expense	25.7	28.2
Change in assets and liabilities	154.4	36.5
Cash used in operating activities of discontinued operations	0.1	3.0
Transaction costs	—	0.6
SARs mark-to-market impact on noncontrolling interests	—	(0.8)
Change in fair market value of equity securities	2.5	(0.9)
Payroll taxes on SARs exercise	1.5	0.2
Other	(5.4)	2.5
Adjusted EBITDA	$228.0	$242.9
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2020, our primary variable rate debt outstanding related to $350.0 million in advances under our revolving credit facility and $261.9 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $5.5 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $5.0 million over the next 12 months.
See Note 3, Long-term Debt, and Note 5, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2020 that have a material effect on our Internal Control over Financial Reporting.

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

Information relating to certain legal proceedings in which we are involved is included in Note 9, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2019 (the “2019 Form 10‑K”).

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.
The novel coronavirus disease 2019 (“COVID-19”) pandemic has begun to significantly affect our operations, business, and financial condition, and our liquidity could be negatively impacted, particularly if the operations of acute-care hospitals and physician practices remain disrupted for a significant amount of time.

The COVID-19 pandemic has begun to significantly affect our facilities, employees, business operations, and financial performance, as well as the United States economy and financial markets. The COVID-19 pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the rate of spread, duration, and geographic coverage of the COVID-19 pandemic; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels; and the infectious disease prevention and control efforts of the Company, governments, and third parties. We began experiencing a negative impact on our operations and financial results in March 2020, which has continued into the second quarter, and it is likely the COVID-19 pandemic will significantly affect our financial performance for at least the second and third quarters of 2020.

The willingness and ability of patients to seek healthcare services has been negatively affected by restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders. Acute-care hospitals and physician practices have also significantly reduced the volume of elective procedures. This deferral of elective surgeries, along with the factors noted below, have caused decreased patient volumes in both our inpatient rehabilitation (“IRF”) and home health and hospice segments beginning in mid-March and continuing into April and May. Other factors related to the COVID-19 pandemic that have led to decreasing patient volumes in our facilities include restrictive visitation policies in place at acute-care hospitals that have served to severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators and heightened anxiety among patients and caregivers regarding the risk of exposure to COVID-19 during acute and post-acute care treatment. Significant outbreaks of COVID-19 in our markets, hospitals or large acute-care referral sources could further increase patient anxiety and unwillingness to seek treatment from us. These factors have contributed, and could in the future contribute, to a decline in new patients for both of our operating segments as well as a lower length of stay of patients in the IRF segment and fewer visits per episode in home health, both of which negatively affect pricing and revenue.

We are experiencing supply chain disruptions as a result of the COVID-19 pandemic, including shortages and delays, and we have experienced, and are likely to continue to experience, significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or “PPE.” Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials as well as higher prices for supplies in shortage. Shortages of essential equipment, pharmaceutical, and medical supplies may also limit our ability to admit and treat patients.

Our operations and financial results may be adversely affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family members (social distancing, quarantines and shelter-in-place orders). In addition to staffing shortages, significant outbreaks in our markets or hospitals may reduce employee morale or create labor unrest or other workforce disruptions. Staffing shortages or employee relations issues related to COVID-19 may lead to increased compensation expenses. In April, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the COVID-19 pandemic. We estimate this program will result in up to $50 million of additional Salaries and benefits expense in the second quarter of 2020. We may also experience additional benefit costs related to increased workers’ compensation claims and group health insurance expenses as a result of the COVID-19 pandemic.

Our operations and financial results may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the United States healthcare system, which, if adopted, could result in direct or indirect restrictions on our business, potentially adversely affecting our financial condition, results of operations and cash flow. State and local executive actions in response to the COVID-19 pandemic, such as shelter-in-place orders, facility closures and quarantines, could impair our ability to operate or prevent people from seeking care from us. For example, local health departments have restricted our ability to take patients in certain markets for periods of time in reaction to perceived COVID-19 outbreaks.

We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. Such actions may involve large damage claims as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

Additionally, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), signed into law on March 27, 2020, authorized the cash distribution of relief funds to healthcare providers in response to the COVID-19 pandemic. On April 10, 2020, we began to receive the CARES Act relief fund payments, for which we did not apply, from the United States Department of Health and Human Services (“HHS”). To date, our inpatient rehabilitation hospitals and home health and hospice agencies have received in aggregate approximately $238 million. On May 7, 2020, we informed HHS we would not accept any of the CARES Act relief funds. We are currently seeking direction on how to process the repayment of those funds.

The foregoing and other disruptions to our business as a result of the COVID-19 pandemic have had and are likely to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, assessing the CARES Act and numerous regulatory changes and formulating our response to the COVID-19 pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in this report and the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
As previously disclosed, at the time that Encompass Health acquired its home health and hospice business through the purchase of EHHI Holdings, Inc. (“EHHI”) in December 2014, certain sellers of EHHI who were members of EHHI management (the “Management Investors”) contributed a portion of their shares of EHHI common stock, valued at approximately $64 million on the acquisition date, to a subsidiary of Encompass Health (“Holdings”) that was formed in order to complete the acquisition and that is an indirect parent of EHHI, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings (the “Rollover Shares”). Pursuant to a stockholders agreement entered into among Encompass Health, Holdings and the Management Investors, the Management Investors had the right (but not the obligation) after December 31, 2017 to have their Rollover Shares purchased by Encompass Health for a cash purchase price per share equal to their fair value. As of February 20, 2020, the Management Investors had put to Encompass Health for cash all Rollover

Shares except for (i) approximately $45 million worth of the Rollover Shares held by HCHB Consulting, Inc. (“HCHB”), an entity in which April Anthony, the chief executive officer of EHHI and an executive officer of Encompass Health, has a material interest, and (ii) approximately $1 million worth of the Rollover Shares held by another Management Investor (together with HCHB, the “Subsidiary Shareholders” and, each, a “Subsidiary Shareholder”).

On February 20, 2020, Encompass Health entered into an exchange agreement (each, an “Exchange Agreement”) with each of the Subsidiary Shareholders, pursuant to which they had the right to exchange all of the remaining Rollover Shares held by them for shares of common stock of Encompass Health (the “EHC Shares”). Each of the Exchange Agreements provided that the Subsidiary Shareholder must deliver a written exchange notice (an “Exchange Notice”) to Encompass Health in order to exchange his or her remaining Rollover Shares for EHC Shares. Each Exchange Agreement further provided that the number of EHC Shares to be delivered to the Subsidiary Shareholder was to be determined by dividing the fair value of the Rollover Shares held by the Subsidiary Shareholder on the date of the Exchange Agreement by the last reported sales price of Encompass Health’s common stock on the New York Stock Exchange (the “NYSE”) on the date of delivery of the Exchange Notice.

On February 20, 2020, Encompass Health received an Exchange Notice from each of the Subsidiary Shareholders. Based on the last sales price of the Company’s common stock on the NYSE on February 20, 2020, the Company delivered an aggregate of 560,957 EHC Shares to the Subsidiary Shareholders on March 6, 2020. The total number of EHC Shares issued from treasury stock to the Subsidiary Shareholders pursuant to the Exchange Agreements represented less than 0.6% of the total number of outstanding shares of the Company’s common stock. The EHC Shares issued to the Subsidiary Shareholders are being issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act.

The foregoing description of the terms of the Exchange Agreements is not intended to be complete and is qualified in its entirety by reference to the Exchange Agreement with HCHB, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 through January 31, 2020	601	$79.27	—	$204,120,171
February 1 through February 29, 2020	54,472	82.61	—	204,120,171
March 1 through March 31, 2020	80,534	67.72	80,304	199,253,887
Total	135,607	73.75	80,304

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 601 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 11, 2020

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Exchange Agreement, dated February 20, 2020, by and among HCHB Consulting, Inc., Encompass Health Corporation, and Encompass Health Home Health Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Encompass Health’s Current Report on Form 8-K filed on February 21, 2020).

10.2
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2020).+

10.3
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on March 27, 2020).+

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

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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