Form 10-Q
period 2020-06-30
Encompass Health Corp
filed 2020-07-31
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The registrant had 99,445,949 shares of common stock outstanding, net of treasury shares, as of July 23, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, impacts from the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:

•
each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;

•
a pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis, such as the COVID-19 pandemic, which could decrease our patient volumes, pricing, and revenues, lead to staffing and supply shortages and associated cost increases, or otherwise interrupt operations;

•	governmental actions in response to the COVID-19 pandemic, such as shelter-in-place orders, facility closures and quarantines, which could impair our ability to operate and provide care;

•	our ability to maintain infectious disease prevention and control efforts that are required and effectively minimize the spread of COVID-19 among patients and employees;

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

ii

•
the ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, which may decrease our reimbursement rate or increase costs associated with our operations;

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

•
increased costs of defending and insuring against alleged professional liability and other claims, including claims relating to actions or omissions in connection with the COVID-19 pandemic, and the ability to predict the costs related to claims;

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

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Millions, Except Per Share Data)
Net operating revenues	$1,074.1	$1,135.0	$2,256.1	$2,259.0
Operating expenses:
Salaries and benefits	651.9	622.9	1,331.0	1,243.7
Other operating expenses	148.3	149.8	307.9	299.9
Occupancy costs	20.3	20.3	40.5	39.9
Supplies	50.6	41.7	96.3	81.8
General and administrative expenses	43.0	77.1	78.6	130.5
Depreciation and amortization	60.7	52.7	119.5	105.2
Government, class action, and related settlements	—	—	2.8	—
Total operating expenses	974.8	964.5	1,976.6	1,901.0
Loss on early extinguishment of debt	—	2.3	—	2.3
Interest expense and amortization of debt discounts and fees	45.8	37.7	89.0	74.9
Other income	(5.8)	(2.2)	(3.9)	(5.9)
Equity in net income of nonconsolidated affiliates	(0.7)	(1.8)	(1.5)	(4.3)
Income from continuing operations before income tax expense	60.0	134.5	195.9	291.0
Provision for income tax expense	11.8	23.5	38.9	54.3
Income from continuing operations	48.2	111.0	157.0	236.7
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	—	(0.6)
Net and comprehensive income	48.3	110.9	157.0	236.1
Less: Net and comprehensive income attributable to noncontrolling interests	(14.8)	(19.7)	(36.5)	(42.6)
Net and comprehensive income attributable to Encompass Health	$33.5	$91.2	$120.5	$193.5

Weighted average common shares outstanding:
Basic	98.7	98.0	98.5	98.2
Diluted	99.9	99.3	99.6	99.5
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.34	$0.93	$1.22	$1.97
Discontinued operations	—	—	—	(0.01)
Net income	$0.34	$0.93	$1.22	$1.96
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.34	$0.92	$1.21	$1.95
Discontinued operations	—	—	—	(0.01)
Net income	$0.34	$0.92	$1.21	$1.94

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$33.4	$91.3	$120.5	$194.1
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	—	(0.6)
Net income attributable to Encompass Health	$33.5	$91.2	$120.5	$193.5

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2020	December 31, 2019
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$419.0	$94.8
Restricted cash	56.4	57.4
Accounts receivable	553.2	506.1
Other current assets	73.1	97.5
Total current assets	1,101.7	755.8
Property and equipment, net	2,041.4	1,959.3
Operating lease right-of-use assets	268.5	276.5
Goodwill	2,318.7	2,305.2
Intangible assets, net	455.8	476.3
Deferred income tax assets	11.1	2.9
Other long-term assets	305.3	304.7
Total assets(1)	$6,502.5	$6,080.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$36.9	$39.3
Current operating lease liabilities	42.2	40.4
Accounts payable	93.1	94.6
Accrued expenses and other current liabilities	492.2	546.7
Total current liabilities	664.4	721.0
Long-term debt, net of current portion	3,546.7	3,023.3
Long-term operating lease liabilities	234.9	243.8
Other long-term liabilities	191.7	159.9
	4,637.7	4,148.0
Commitments and contingencies
Redeemable noncontrolling interests	33.4	239.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,462.8	1,352.2
Noncontrolling interests	368.6	340.9
Total shareholders’ equity	1,831.4	1,693.1
Total liabilities(1) and shareholders’ equity	$6,502.5	$6,080.7

(1)
Our consolidated assets as of June 30, 2020 and December 31, 2019 include total assets of variable interest entities of $221.1 million and $215.0 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of June 30, 2020 and December 31, 2019 include total liabilities of the variable interest entities of $42.1 million and $41.1 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended June 30, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,376.2	$(439.5)	$(493.9)	$353.3	$1,797.2
Net income	—	—	—	33.5	—	13.3	46.8
Receipt of treasury stock	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.28 per share)	—	—	(28.0)	—	—	—	(28.0)
Stock-based compensation	—	—	9.9	—	—	—	9.9
Distributions declared	—	—	—	—	—	(13.6)	(13.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	18.9	18.9
Other	—	—	4.3	—	(0.7)	(3.3)	0.3
Balance at end of period	99.4	$1.1	$2,362.4	$(406.0)	$(494.7)	$368.6	$1,831.4

	Three Months Ended June 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.1	$1.1	$2,551.3	$(782.9)	$(455.2)	$302.2	$1,616.5
Net income	—	—	—	91.2	—	17.3	108.5
Receipt of treasury stock	—	—	—	—	(0.2)	—	(0.2)
Dividends declared ($0.27 per share)	—	—	(26.8)	—	—	—	(26.8)
Stock-based compensation	—	—	9.3	—	—	—	9.3
Distributions declared	—	—	—	—	—	(17.3)	(17.3)
Capital contributions from consolidated affiliates	—	—	—	—	—	5.7	5.7
Fair value adjustments to redeemable noncontrolling interests	—	—	(80.4)	—	—	—	(80.4)
Repurchases of common stock in open market	(0.5)	—	—	—	(32.8)	—	(32.8)
Other	—	—	2.2	—	(0.9)	—	1.3
Balance at end of period	98.6	$1.1	$2,455.6	$(691.7)	$(489.1)	$307.9	$1,583.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Six Months Ended June 30, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,369.9	$(526.5)	$(492.3)	$340.9	$1,693.1
Net income	—	—	—	120.5	—	33.0	153.5
Receipt of treasury stock	(0.2)	—	—	—	(15.7)	—	(15.7)
Dividends declared ($0.56 per share)	—	—	(55.9)	—	—	—	(55.9)
Exchange of Holding shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	17.0	—	—	—	17.0
Distributions declared	—	—	—	—	—	(29.1)	(29.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	24.7	24.7
Repurchases of common stock in open market	(0.1)	—	—	—	(4.9)	—	(4.9)
Other	0.5	—	4.3	—	(1.0)	(0.9)	2.4
Balance at end of period	99.4	$1.1	$2,362.4	$(406.0)	$(494.7)	$368.6	$1,831.4

	Six Months Ended June 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,588.7	$(885.2)	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	193.5	—	36.2	229.7
Receipt of treasury stock	(0.3)	—	—	—	(16.1)	—	(16.1)
Dividends declared ($0.54 per share)	—	—	(53.7)	—	—	—	(53.7)
Stock-based compensation	—	—	16.3	—	—	—	16.3
Distributions declared	—	—	—	—	—	(32.6)	(32.6)
Capital contributions from consolidated affiliates	—	—	—	—	—	12.8	12.8
Fair value adjustments to redeemable noncontrolling interests	—	—	(100.7)	—	—	—	(100.7)
Repurchases of common stock in open market	(0.7)	—	—	—	(43.8)	—	(43.8)
Other	0.7	—	5.0	—	(1.3)	11.2	14.9
Balance at end of period	98.6	$1.1	$2,455.6	$(691.7)	$(489.1)	$307.9	$1,583.8

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In Millions)
Cash flows from operating activities:
Net income	$157.0	$236.1
Loss from discontinued operations, net of tax	—	0.6
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	119.5	105.2
Stock-based compensation	17.0	65.3
Deferred tax (benefit) expense	(9.1)	0.5
Other, net	7.8	3.8
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(38.5)	(22.6)
Other assets	20.0	(11.8)
Accounts payable	(0.4)	(4.5)
Accrued payroll	58.4	(7.7)
Other liabilities	(80.0)	(55.1)
Net cash used in operating activities of discontinued operations	(0.1)	(4.5)
Total adjustments	94.6	68.6
Net cash provided by operating activities	251.6	305.3
Cash flows from investing activities:
Purchases of property and equipment	(166.6)	(155.8)
Additions to capitalized software costs	(4.4)	(6.6)
Acquisitions of businesses, net of cash acquired	(1.1)	(13.7)
Other, net	(3.0)	(15.5)
Net cash used in investing activities	(175.1)	(191.6)

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	592.5	—
Principal payments on debt, including pre-payments	(11.0)	(112.1)
Borrowings on revolving credit facility	330.0	400.0
Payments on revolving credit facility	(375.0)	(95.0)
Principal payments under finance lease obligations	(10.9)	(9.3)
Repurchases of common stock, including fees and expenses	(4.9)	(43.8)
Dividends paid on common stock	(56.7)	(54.9)
Purchase of equity interests in consolidated affiliates	(162.3)	—
Distributions paid to noncontrolling interests of consolidated affiliates	(37.4)	(36.5)
Taxes paid on behalf of employees for shares withheld	(15.7)	(16.1)
Other, net	5.3	8.2
Net cash provided by financing activities	253.9	40.5
Increase in cash, cash equivalents, and restricted cash	330.4	154.2
Cash, cash equivalents, and restricted cash at beginning of period	159.6	133.5
Cash, cash equivalents, and restricted cash at end of period	$490.0	$287.7

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$94.8	$69.2
Restricted cash at beginning of period	57.4	59.0
Restricted cash included in other long-term assets at beginning of period	7.4	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$159.6	$133.5

Cash and cash equivalents at end of period	$419.0	$221.7
Restricted cash at end of period	56.4	56.8
Restricted cash included in other long-term assets at end of period	14.6	9.2
Cash, cash equivalents, and restricted cash at end of period	$490.0	$287.7

Supplemental schedule of noncash financing activity:
Adoption of ASC 842	$—	$349.4

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based patient services in 39 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 11, Segment Reporting.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Medicare	$502.9	$629.0	$204.1	$221.1	$707.0	$850.1
Medicare Advantage	166.1	97.0	29.2	26.7	195.3	123.7
Managed care	88.4	86.5	11.5	8.0	99.9	94.5
Medicaid	34.7	27.1	4.1	4.6	38.8	31.7
Other third-party payors	9.3	10.5	—	—	9.3	10.5
Workers’ compensation	4.2	6.5	0.3	0.3	4.5	6.8
Patients	4.2	5.6	0.2	0.1	4.4	5.7
Other income	14.7	11.7	0.2	0.3	14.9	12.0
Total	$824.5	$873.9	$249.6	$261.1	$1,074.1	$1,135.0

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019
Medicare	$1,145.9	$1,268.4	$430.4	$436.1	$1,576.3	$1,704.5
Medicare Advantage	277.0	181.5	58.7	52.2	335.7	233.7
Managed care	178.3	170.1	23.5	16.3	201.8	186.4
Medicaid	65.2	53.4	8.4	8.9	73.6	62.3
Other third-party payors	20.3	20.5	—	—	20.3	20.5
Workers’ compensation	11.1	14.7	0.5	0.4	11.6	15.1
Patients	9.7	11.7	0.6	0.5	10.3	12.2
Other income	26.2	23.7	0.3	0.6	26.5	24.3
Total	$1,733.7	$1,744.0	$522.4	$515.0	$2,256.1	$2,259.0

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the
2019 Form 10-K for our policy related to Net operating revenues.
Risks and Uncertainties—
The novel coronavirus disease 2019 (“COVID-19”) pandemic has caused a disruption to our nation’s healthcare system. Such disruption includes reductions in the availability of personal protective equipment (“PPE”) to prevent spread of the disease during patient treatment and increases in the cost of PPE. Elective procedures were postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Initially, these postponements and limitations were widespread. Now, they are more market or state specific and driven by the extent of the pandemic in those areas. Beginning in mid-March, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the COVID-19 pandemic, both of which negatively impacted pricing for home health.
In March and April 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. A specific initiative impacting us is the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) which temporarily suspends the automatic 2% reduction of Medicare program payments known as “sequestration” for the period of May 1 through December 31, 2020 and authorizes the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers in response to the COVID-19 pandemic. On April 10, 2020, we began to receive the CARES Act relief fund payments, for which we did not apply, from HHS. We informed HHS we would not accept any of the CARES Act relief funds. We have repaid all of the initial funds received and intend to return any additional funds received.
Additionally, the CARES Act and a series of waivers and guidance issued by the Centers for Medicare and Medicaid Services (“CMS”) suspend various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief. For inpatient rehabilitation, the regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of 3 hours of therapy per day for 5 days per week, waiver of certain of the requirements that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions, and waiver of the requirement for a physician to conduct and document a post-admission evaluation. In addition, the requirement of physician face-to-face visits at least 3 days a week may be fulfilled using telehealth. For home health, the relief includes the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Medicare home health benefit and expands the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19. For hospice, the relief includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth for routine services and patient recertification.
As discussed in Note 4, Long-term Debt, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the COVID-19 pandemic. The amendment included, among other things, the carve-out of the COVID-19 pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement.
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
In March 2020, the Securities and Exchange Commission adopted final rules that amend the financial disclosure requirements in Rule 3-10 of Regulation S-X for guarantors of registered debt securities and subsidiary issuers. The new rules are effective January 4, 2021, but early adoption is permitted. The new rules permit alternative disclosures of summarized financial information, rather than our previous footnote presentation of condensed consolidating financial statements. The new rules also permit the summarized financial information and related disclosures to be presented outside of the condensed consolidated financial statements and accompanying notes. We elected to early adopt the new rules effective for the quarter ended June 30, 2020 and the summarized financial information and related disclosures are presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
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
Inpatient Rehabilitation
During the six months ended June 30, 2020, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.

•
In January 2020, we acquired 68% of the operations of a 13-bed inpatient rehabilitation unit in Denver, Colorado through a joint venture with Portercare Adventist Health System. The acquisition was funded through a contribution of our existing 40-bed inpatient rehabilitation hospital in Littleton, Colorado and the contributions of funds were utilized by the consolidated joint venture to build a 20-bed expansion to the Littleton hospital.

•
In May 2020, we acquired 51% of the operations of a 45-bed inpatient rehabilitation unit in Dayton, Ohio through a joint venture with Premier Health Partners. The acquisition was funded through contributions of funds which were utilized by the consolidated joint venture to build a 60-bed de novo inpatient rehabilitation hospital.

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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment, net	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.7
Trade name (useful life of 20 years)	0.9
Goodwill	9.2
Total assets acquired	$10.9

Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value of assets acquired	$1.4	$—	$1.7	$—
Goodwill	6.6	—	9.2	—
Fair value of noncontrolling interest owned by joint venture partner	(8.0)	—	(10.9)	—
Net cash paid for acquisitions	$—	$—	$—	$—

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Home Health and Hospice
In March 2020, we acquired the assets of Generation Solutions of Lynchburg, LLC in Lynchburg, Virginia. This acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in Central Virginia. The acquisition was funded using cash on hand and was immaterial to our financial position, results of operations, and cash flows.
We accounted for this transaction under the acquisition method of accounting and reported the results of operations of the acquired location from the date of acquisition. Assets acquired were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using an income approach. The income approach is based on management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to utilize the acquired location’s mobile workforce and established relationships within the community and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. All of the goodwill recorded as a result of this transaction is deductible for federal income tax purposes.
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Licenses (useful lives of 10 years)	$0.1
Goodwill	1.0
Total assets acquired	$1.1

Information regarding the net cash paid for the home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value of assets acquired	$—	$—	$0.1	$3.2
Goodwill	—	—	1.0	10.8
Fair value of liabilities assumed	—	—	—	(0.3)
Net cash paid for acquisitions	$—	$—	$1.1	$13.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2019 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to June 30, 2020
Inpatient Rehabilitation	$—	$—
Home Health and Hospice	0.6	—
Combined entity: Supplemental pro forma from 04/01/2020-06/30/2020	1,076.0	33.7
Combined entity: Supplemental pro forma from 04/01/2019-06/30/2019	1,140.3	91.7
Combined entity: Supplemental pro forma from 01/01/2020-06/30/2020	2,262.0	121.1
Combined entity: Supplemental pro forma from 01/01/2019-06/30/2019	2,269.5	194.5

The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2019 reporting period.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding acquisitions completed in 2019.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

3.	Variable Interest Entities
As of June 30, 2020 and December 31, 2019, we consolidated nine and eight, respectively, limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of June 30, 2020. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.2
Accounts receivable	33.0	29.3
Other current assets	7.2	6.4
Total current assets	40.7	35.9
Property and equipment, net	120.6	122.6
Operating lease right-of-use assets	5.5	6.0
Goodwill	19.2	15.9
Intangible assets, net	4.1	3.3
Other long-term assets	31.0	31.3
Total assets	$221.1	$215.0
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.8
Current operating lease liabilities	1.5	1.4
Accounts payable	6.6	6.7
Accrued expenses and other current liabilities	17.5	17.0
Total current liabilities	26.5	25.9
Long-term debt, net of current portion	10.1	10.5
Long-term operating lease liabilities	4.0	4.7
Other long-term liabilities	1.5	—
Total liabilities	$42.1	$41.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4.	Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	June 30, 2020	December 31, 2019
Credit Agreement—
Advances under revolving credit facility	$—	$45.0
Term loan facilities	258.0	265.2
Bonds payable—
5.125% Senior Notes due 2023	297.7	297.3
5.75% Senior Notes due 2024	697.6	697.3
5.75% Senior Notes due 2025	346.0	345.6
4.50% Senior Notes due 2028	784.1	491.7
4.75% Senior Notes due 2030	782.5	491.7
Other notes payable	40.4	44.7
Finance lease obligations	377.3	384.1
	3,583.6	3,062.6
Less: Current portion	(36.9)	(39.3)
Long-term debt, net of current portion	$3,546.7	$3,023.3

In April 2020, we amended our existing credit agreement. The following are the changes made to the material provisions of the credit agreement:

1.	Amendment of the financial covenants to update the applicable interest coverage ratio and leverage ratio included in that covenant. The revised applicable ratios are set forth below.

Fiscal Quarters Ending	Interest Coverage Ratio
December 31, 2019 and March 31, 2020	3.00 to 1.00
June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021	2.00 to 1.00
March 31, 2022 and thereafter	3.00 to 1.00

Fiscal Quarters Ending	Leverage Ratio
December 31, 2019 and March 31, 2020	4.50 to 1.00
June 30, 2020	4.75 to 1.00
September 30, 2020	5.50 to 1.00
December 31, 2020	6.50 to 1.00
March 31, 2021	6.50 to 1.00
June 30, 2021	6.00 to 1.00
September 30, 2021	5.50 to 1.00
December 31, 2021	5.00 to 1.00
March 31, 2022 and thereafter	4.25 to 1.00

2.
Amendment of the definition of “Material Adverse Effect” to carve out the direct and indirect impacts of COVID-19 and the related legislative, regulatory and executive actions on us from that definition for a period of 364 days; and

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
In May 2020, we issued an additional $300 million of our existing 4.50% Senior Notes due 2028 at a price of 99.0% of the principal amount and an additional $300 million of our existing 4.75% Senior Notes due 2030 at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.

5.	Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019
Balance at beginning of period	$239.6	$261.7
Net income attributable to noncontrolling interests	3.5	6.4
Distributions declared	(4.2)	(4.8)
Contribution to joint venture	3.1	—
Reclassification to noncontrolling interests	—	(11.2)
Purchase of redeemable noncontrolling interests	(162.3)	—
Exchange transaction	(46.3)	—
Change in fair value	—	100.7
Balance at end of period	$33.4	$352.8

The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net and comprehensive income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to nonredeemable noncontrolling interests	$13.3	$17.3	$33.0	$36.2
Net income attributable to redeemable noncontrolling interests	1.5	2.4	3.5	6.4
Net income attributable to noncontrolling interests	$14.8	$19.7	$36.5	$42.6

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
See also Note 6, Fair Value Measurements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

6.	Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of June 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$69.9	$—	$69.9	$—	M
Debt securities	5.4	5.4	—	—	M
Redeemable noncontrolling interests	33.4	—	—	33.4	I
As of December 31, 2019
Other long-term assets:
Equity securities	$63.5	$—	$63.5	$—	M
Debt securities	12.6	12.6	—	—	M
Redeemable noncontrolling interests	239.6	—	—	239.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
The decrease in Redeemable noncontrolling interests from December 31, 2019 to June 30, 2020 primarily resulted from the final purchase of equity interests in Holdings from management investors discussed in Note 5, Redeemable Noncontrolling Interests.
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

In addition, there are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and six months ended June 30, 2020 and June 30, 2019, we did not record any material gains or losses related to these assets.

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

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$45.0	$45.0
Term loan facilities	258.0	259.9	265.2	266.6
5.125% Senior Notes due 2023	297.7	301.5	297.3	306.6
5.75% Senior Notes due 2024	697.6	703.5	697.3	708.8
5.75% Senior Notes due 2025	346.0	359.7	345.6	369.7
4.50% Senior Notes due 2028	784.1	770.0	491.7	519.4
4.75% Senior Notes due 2030	782.5	771.2	491.7	520.0
Other notes payable	40.4	40.4	44.7	44.7
Financial commitments:
Letters of credit	—	36.3	—	38.9

Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2019 Form 10‑K.

7.	Share-Based Payments
In the first half of 2020, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.
In conjunction with the EHHI acquisition discussed in Note 5, Redeemable Noncontrolling Interests, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 and the remainder vested on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs, and in February 2020, we settled those awards upon payment of approximately $101 million in cash.
For additional information, see Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

8.	Income Taxes
Our Provision for income tax expense of $11.8 million and $38.9 million for the three and six months ended June 30, 2020, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $23.5 million and $54.3 million for the three and six months ended June 30, 2019, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate, tax benefits resulting from share-based compensation windfalls and the deductibility of the June 2019 settlement discussed in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2019 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Numerator:
Income from continuing operations	$48.2	$111.0	$157.0	$236.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.8)	(19.7)	(36.5)	(42.6)
Less: Income allocated to participating securities	—	(0.3)	(0.4)	(0.7)
Income from continuing operations attributable to Encompass Health common shareholders	33.4	91.0	120.1	193.4
Income (loss) from discontinued operations, net of tax, attributable to Encompass Health common shareholders	0.1	(0.1)	—	(0.6)
Net income attributable to Encompass Health common shareholders	$33.5	$90.9	$120.1	$192.8
Denominator:
Basic weighted average common shares outstanding	98.7	98.0	98.5	98.2
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.34	$0.93	$1.22	$1.97
Discontinued operations	—	—	—	(0.01)
Net income	$0.34	$0.93	$1.22	$1.96

Diluted:
Numerator:
Income from continuing operations	$48.2	$111.0	$157.0	$236.7
Less: Net income attributable to noncontrolling interests included in continuing operations	(14.8)	(19.7)	(36.5)	(42.6)
Income from continuing operations attributable to Encompass Health common shareholders	33.4	91.3	120.5	194.1
Income (loss) from discontinued operations, net of tax, attributable to Encompass Health common shareholders	0.1	(0.1)	—	(0.6)
Net income attributable to Encompass Health common shareholders	$33.5	$91.2	$120.5	$193.5
Denominator:
Diluted weighted average common shares outstanding	99.9	99.3	99.6	99.5
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.34	$0.92	$1.21	$1.95
Discontinued operations	—	—	—	(0.01)
Net income	$0.34	$0.92	$1.21	$1.94

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	98.7	98.0	98.5	98.2
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.3	1.1	1.3
Diluted weighted average common shares outstanding	99.9	99.3	99.6	99.5

See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2019 Form 10‑K for additional information related to our common stock.

10.	Contingencies and Other Commitments
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
This case was stayed in the circuit court on August 8, 2005. However, the complaint has been amended from time to time, including to request certification as a class action. Additionally, one of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lacked standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the trial court granted our motion to dismiss. On appeal, the Supreme Court of Alabama reversed the trial court’s dismissal on March 23, 2018. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court. On March 22, 2019, the Alabama Supreme Court denied our application for rehearing and remanded the case to the trial court for further proceedings. The court has not yet set a date for the trial to begin.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:

•
Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of June 30, 2020, we operate 136 inpatient rehabilitation hospitals. We are the sole owner of 87 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 49 jointly owned hospitals. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.

•
Home Health and Hospice - As of June 30, 2020, we provide home health services in 245 locations and hospice services in 83 locations across 31 states with concentrations in the Southeast and Texas. In addition, one of these home health agencies operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 320 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.

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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net operating revenues	$824.5	$873.9	$1,733.7	$1,744.0	$249.6	$261.1	$522.4	$515.0
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	451.4	443.6	933.7	888.6	—	—	—	—
Other operating expenses	124.3	127.2	259.0	254.8	—	—	—	—
Supplies	42.0	36.7	81.6	72.3	—	—	—	—
Occupancy costs	15.4	16.3	30.7	32.1	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	136.7	119.9	267.6	236.4
Support and overhead costs	—	—	—	—	98.3	89.7	198.5	178.5
	633.1	623.8	1,305.0	1,247.8	235.0	209.6	466.1	414.9
Other income	(3.4)	(1.9)	(1.8)	(4.7)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(0.6)	(1.4)	(1.2)	(3.5)	(0.1)	(0.4)	(0.3)	(0.8)
Noncontrolling interests	15.1	19.5	35.9	40.5	(0.3)	2.8	0.6	5.5
Segment Adjusted EBITDA	$180.3	$233.9	$395.8	$463.9	$15.0	$49.1	$56.0	$95.4

Capital expenditures	$88.9	$92.0	$172.2	$162.4	$0.6	$3.5	$2.1	$8.0

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of June 30, 2020
Total assets	$4,921.4	$1,641.4	$6,502.5
Investments in and advances to nonconsolidated affiliates	1.5	3.9	5.4
As of December 31, 2019
Total assets	$4,501.4	$1,612.8	$6,080.7
Investments in and advances to nonconsolidated affiliates	2.0	5.4	7.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Segment reconciliations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$195.3	$283.0	$451.8	$559.3
General and administrative expenses	(43.0)	(77.1)	(78.6)	(130.5)
Depreciation and amortization	(60.7)	(52.7)	(119.5)	(105.2)
Loss on disposal or impairment of assets	(3.0)	(1.3)	(3.1)	(2.4)
Government, class action, and related settlements	—	—	(2.8)	—
Loss on early extinguishment of debt	—	(2.3)	—	(2.3)
Interest expense and amortization of debt discounts and fees	(45.8)	(37.7)	(89.0)	(74.9)
Net income attributable to noncontrolling interests	14.8	19.7	36.5	42.6
SARs mark-to-market impact on noncontrolling interests	—	2.6	—	3.4
Change in fair market value of equity securities	2.4	0.3	(0.1)	1.2
Gain on consolidation of Treasure Coast	—	—	2.2	—
Payroll taxes on SARs exercise	—	—	(1.5)	(0.2)
Income from continuing operations before income tax expense	$60.0	$134.5	$195.9	$291.0

	June 30, 2020	December 31, 2019
Total assets for reportable segments	$6,562.8	$6,114.2
Reclassification of deferred income tax liabilities to net deferred income tax assets	(60.3)	(33.5)
Total consolidated assets	$6,502.5	$6,080.7

Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Inpatient rehabilitation:
Inpatient	$808.0	$851.8	$1,698.0	$1,699.4
Outpatient and other	16.5	22.1	35.7	44.6
Total inpatient rehabilitation	824.5	873.9	1,733.7	1,744.0
Home health and hospice:
Home health	201.8	222.7	426.6	442.2
Hospice	47.8	38.4	95.8	72.8
Total home health and hospice	249.6	261.1	522.4	515.0
Total net operating revenues	$1,074.1	$1,135.0	$2,256.1	$2,259.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of June 30, 2020, our national footprint includes 39 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2019 Form 10‑K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of June 30, 2020, we operate 136 inpatient rehabilitation hospitals and manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 77% of our Net operating revenues for the three and six months ended June 30, 2020.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice business is the nation’s eleventh largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of June 30, 2020, we provide home health services in 245 locations and provide hospice services in 83 locations across 31 states, with concentrations in the Southeast and Texas. In addition, one of these home health agencies operates as a joint venture that we account for using the equity method of accounting. Our home health and hospice segment represents approximately 23% of our Net operating revenues for the three and six months ended June 30, 2020.
2020 Overview
During the three and six months ended June 30, 2020, Net operating revenues decreased (5.4)% and (0.1)%, respectively, over the same periods of 2019 due primarily to decreased volumes in both segments. As discussed in the “Results of Operations” section, through February 2020, both of our segments were experiencing strong volume growth. In mid-March, we began to experience declines in volume due to conditions resulting from the novel coronavirus disease 2019 (“COVID-19”) pandemic, reaching a low point in mid-April and rebounding in May and June to pre-pandemic levels for home health starts of care and hospice admissions and 95% of the pre-pandemic levels for inpatient rehabilitation patient census. See also the “Segment Results of Operations” sections of this Item for additional volume and pricing information.

Our growth efforts thus far in 2020 related to our inpatient rehabilitation segment have included the following:

•	began operating our new 50-bed inpatient rehabilitation hospital in Murrieta, California in February 2020;

•	began operating a 40-bed inpatient rehabilitation hospital in Coralville, Iowa with our joint venture partner, University of Iowa Health Care, in June 2020;

•	began operating our new 40-bed inpatient rehabilitation hospital in Sioux Falls, South Dakota in June 2020;

•	continued our capacity expansions by adding 53 new beds to existing hospitals; and

•	announced or continued the development of the following hospitals:

	Number of New Beds
	2020(1)	2021(1)	2022(1)
De novos:
Toledo, Ohio	40	—	—
Cumming, Georgia	—	50	—
North Tampa, Florida	—	50	—
Stockbridge, Georgia	—	50	—
Greenville, South Carolina	—	40	—
Pensacola, Florida	—	40	—
Shreveport, Louisiana	—	40	—
Waco, Texas	—	40	—
Libertyville, Illinois	—	—	60
St. Augustine, Florida	—	—	40
Lakeland, Florida	—	—	50
Clermont, Florida	—	—	50
Joint ventures:
San Angelo, Texas	—	40	—
Knoxville, Tennessee	—	—	73
(1) Certain development projects may be delayed due to the COVID-19 pandemic.
We also continued our growth efforts in our home health and hospice segment. We acquired one home health location in Lynchburg, Virginia and began accepting patients at our home health location in Sebring, Florida and our new hospice location in Allen, Texas.
We continued our shareholder distributions during the six months ended June 30, 2020 by paying a quarterly cash dividend of $0.28 per share on our common stock in January, April and July. On July 21, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on October 15, 2020 to stockholders of record on October 1, 2020. In addition, prior to suspending our repurchases in mid-March 2020, we repurchased 0.1 million shares of our common stock in the open market for approximately $4.9 million. For additional information see the “Liquidity and Capital Resources” section of this Item.
COVID-19 Pandemic
The rapid onset of the COVID-19 outbreak in the United States has resulted in significant changes to our operating environment. The willingness and ability of patients to seek healthcare services has been negatively affected by restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders. Elective procedures have been postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Patients recovering from elective surgeries have historically represented approximately 15% of our home health admissions. While not a significant percentage of our inpatient rehabilitation population, we treat patients recovering from elective surgery with multiple comorbidities that qualify for inpatient rehabilitation care. It is also believed that many in need of treatment for more severe medical conditions chose not to seek care because of fear of infection. These changes to the healthcare environment, along with the factors noted in the “Results of Operations” section of this Item, caused decreased patient volumes in both our inpatient rehabilitation and home health and hospice segments beginning in mid-March. We are also experiencing supply chain disruptions as a result of the COVID-19 pandemic, including increased procurement timelines. We have experienced and are likely to continue to experience significant price increases in medical supplies, particularly personal protective equipment (“PPE”). Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials. The federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic as described below in the “Key Challenges” section. These initiatives have given our hospitals and agencies the types of enhanced flexibilities they need to care for our patients and assist acute-care hospitals in maintaining hospital capacity in the current environment. The COVID-19 pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the nature of the COVID-19 pandemic, such as its rate of spread, duration, and geographic coverage; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels; and our infectious disease prevention and control efforts.
While the operating environment for healthcare providers is continuously changing during this pandemic, we have taken the following steps to ensure the safety and well-being of our patients and employees:

✓	Staying current with the Centers for Disease Control and Prevention’s (the “CDC”) guidance on testing and the use of PPE, which is frequently updated
✓	Limiting visitors in our hospitals to primary caregivers who require training in order to safely discharge a patient home
✓	Screening everyone entering our hospitals and self-screening all home health and hospice employees
✓	Performing pre-visit telephone calls to assess risk factors within the home, including patient and caregiver health status
✓	Following social distancing recommendations in our therapy gyms and performing therapy in patient rooms, if needed
✓	Suspended most of the hospital-based outpatient services
✓	Implemented work-at-home policies for home office and certain field personnel
✓	Halted all non-essential travel
We also continue to take actions to enhance our operational and financial flexibility and ensure our long-term sustainability. Our executive team voluntarily reduced their base compensation for six months. In addition, we have:

✓	secured secondary sources of PPE and other medical supplies, at times paying premium prices;
✓	aligned staffing with patient demand;
✓	amended our senior credit facility in April 2020 (primarily provided covenant relief due to disruptions from the COVID-19 pandemic);
✓	issued an additional $300 million of our 4.50% Senior Notes due 2028 (the “2028 Notes”) and an additional $300 million of our 4.75% Senior Notes due 2030 (the “2030 Notes”) in May 2020;
✓	developed plans for reducing capital expenditures; and
✓	suspended our authorized share repurchase program in mid-March.
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
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The industry also is facing uncertainty associated with the efforts to identify and implement workable coordinated care and integrated delivery payment models as well as post-acute site neutrality in Medicare reimbursement. The Medicare reimbursement systems for both inpatient rehabilitation and home health are undergoing significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview-Key Challenges” to the 2019 Form 10‑K.
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

•
Changes to Our Operating Environment Resulting from the COVID-19 pandemic. As discussed above, the COVID-19 pandemic has resulted in significant changes to our operating environment. In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic.

Temporary suspension of the automatic 2% reduction of Medicare program payments, known as “sequestration”
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments for all healthcare providers. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspends the automatic 2% reduction of Medicare claim reimbursements for the period of May 1 through December 31, 2020. At this time, we cannot reasonably estimate the total impact of the suspension of sequestration on our revenues due to the ongoing volume volatility in both segments (see “Results of Operations” section of this Item). During the second quarter of 2020, the impact of the suspension of sequestration on our inpatient rehabilitation and home health and hospice revenues was $7.9 million and $3.7 million, respectively.
Payment of relief funds directly to healthcare providers

The CARES Act also authorized the cash distribution of relief funds from the Department of Health and Human Services (“HHS”) to healthcare providers. HHS requires providers to submit an attestation accepting certain terms and conditions. If a provider does not wish to comply with these terms and conditions, the provider must remit the full payment to HHS. We informed HHS we would not accept any of the CARES Act relief funds. We have repaid all of the initial funds received and intend to return any additional funds received.
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
Inpatient Rehabilitation. Medicare pays our inpatient rehabilitation hospitals a fixed payment reimbursement amount per discharge under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) based on the patient’s rehabilitation impairment category established by CMS and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. The CARES Act regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of 3 hours of therapy per day for 5 days per week. Additionally, CMS has waived certain of the requirements that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions and the requirement for a physician to conduct and document a post-admission evaluation. CMS has also issued a waiver to permit the rehabilitation physician to conduct face-to-face visits using telehealth.
Home Health and Hospice. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. A physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient and then certify to CMS that a patient meets the eligibility requirements for the home health benefit. The CARES Act includes a provision allowing nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19.
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
On March 30, 2020, CMS announced a pause of certain claims processing requirements for the Home Health Review Choice Demonstration (“RCD”) in Illinois, Ohio, and Texas until the Public Health Emergency for the COVID-19 pandemic has ended. CMS has offered home health agencies the option of continuing their participation in the RCD, which we have elected to do. On July 7, 2020, CMS announced it will discontinue exercising enforcement discretion and resume the demonstration on August 31, 2020. In addition, the demonstration will begin in North Carolina and Florida on August 31, 2020. We operate agencies (representing approximately 44% of our home health Medicare claims) in these five states.
On March 30th, CMS also suspended most medical reviews, including pre-payment medical reviews by Medicare Administrative Contractors (“MACs”) under the Targeted Probe and Educate (“TPE”) initiative and post-payment reviews conducted by MACs, Supplemental Medical Review Contractors and Recovery Audit Contractors until the Public Health Emergency for the COVID-19 pandemic has ended. However, on July 7, 2020, CMS announced it will discontinue exercising enforcement discretion and will resume medical reviews beginning on August 3, 2020.
These regulatory actions provide flexibility to our hospitals and agencies to care for patients and assist acute-care hospitals in maintaining hospital capacity during the COVID-19 pandemic when the otherwise applicable rules would likely have constrained our ability to do so.

•
Changes to Our Operating Environment Resulting from Healthcare Reform. On April 16, 2020, CMS released its Notice of Proposed Rulemaking for Fiscal Year 2021 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2021 Proposed IRF Rule”). The 2021 Proposed IRF Rule would implement a net 2.5% market basket increase (market basket update of 2.9% reduced by a productivity adjustment of 0.4%) effective for discharges between October 1, 2020 and September 30, 2021. The 2021 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values. The 2021 Proposed IRF Rule would update case-mix group relative weights and average lengths of stay values. The 2021 Proposed IRF Rule would also remove the post-admission physician evaluation requirement for all IRF discharges beginning on or after October 1, 2020, codify certain inpatient rehabilitation coverage documentation requirements, and, under certain conditions, allow the use of non-physician practitioners to perform the IRF services and documentation requirements currently required to be performed by the rehabilitation physician. Based on our analysis that utilizes, among other things, the acuity of our patients over the six-month period ended March 31, 2020, our experience with outlier payments over this same time frame, and other factors, we believe the 2021 Proposed IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.4% effective October 1, 2020. As discussed above and in the “Results of Operations” section of this Item, during the second quarter of 2020 we experienced an increase in the acuity of our patients as a result of the COVID-19 pandemic. This change and potentially others resulting from the ongoing COVID-19 pandemic have not been considered in our estimate and could ultimately affect the net impact of the 2021 Proposed IRF Rule on our Medicare payment rates.

On June 25, 2020, CMS released its Notice of Proposed Rulemaking for Calendar Year 2021 for home health agencies under the home health prospective payment system (the “2021 Proposed HH Rule”). The 2021 Proposed HH Rule would implement a net 2.7% market basket increase (market basket update of 3.1% reduced by a productivity adjustment of 0.4%) and make changes to the underlying wage index system. CMS did not propose a behavioral adjustment for 2021 due to lack of data and the COVID-19 pandemic. Since we are currently in the first year under the new payment system, CMS will not update the case-mix weights, low-utilization payment adjustment thresholds or outlier fixed-dollar loss ratio due to lack of sufficient data. The 2021 Proposed HH Rule also would finalize the use of telecommunications technologies in providing care to beneficiaries under the Medicare home health benefit beyond the COVID-19 pandemic, as long as the telecommunications technology meets certain criteria and does not replace in-person visits. While we continue to review the details of the 2021 Proposed HH Rule, we believe it will result in an increase to our Medicare home health payment rates of approximately 2.6% effective for 30-day payment periods ending on or after January 1, 2021.

•
Maintaining Strong Volume Growth. In addition to the factors described in our 2019 Form 10‑K and as discussed above, beginning in March, we experienced significant volume decreases in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic as discussed in the “Results of Operations” section of this Item. While most of our markets have returned to pre-pandemic levels, a current or future resurgence of COVID-19 infections could cause disruptions to our volume growth.

•
Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2019 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.

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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare	65.8%	74.9%	69.8%	75.4%
Medicare Advantage	18.2%	10.9%	14.9%	10.3%
Managed care	9.3%	8.3%	8.9%	8.3%
Medicaid	3.6%	2.8%	3.3%	2.8%
Other third-party payors	0.9%	0.9%	0.9%	0.9%
Workers’ compensation	0.4%	0.6%	0.5%	0.7%
Patients	0.4%	0.5%	0.5%	0.5%
Other income	1.4%	1.1%	1.2%	1.1%
Total	100.0%	100.0%	100.0%	100.0%
Medicare as a percentage of revenue decreased during the three and six months ended June 30, 2020 as compared to the same periods of 2019 primarily due to the COVID-19 pandemic, as discussed below. Within the inpatient rehabilitation segment, Medicare Advantage as a percentage of revenue increased during the three and six months ended June 30, 2020 as compared to the same periods of 2019 due in part from suspension of prior authorization requirements. For additional discussion by segment, see the “Segment Results of Operations” section of this Item.
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2019 Form 10‑K.

Our Results
For the three and six months ended June 30, 2020 and 2019, our consolidated results of operations were as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues	$1,074.1	$1,135.0	(5.4)%	$2,256.1	$2,259.0	(0.1)%
Operating expenses:
Salaries and benefits	651.9	622.9	4.7%	1,331.0	1,243.7	7.0%
Other operating expenses	148.3	149.8	(1.0)%	307.9	299.9	2.7%
Occupancy costs	20.3	20.3	—%	40.5	39.9	1.5%
Supplies	50.6	41.7	21.3%	96.3	81.8	17.7%
General and administrative expenses	43.0	77.1	(44.2)%	78.6	130.5	(39.8)%
Depreciation and amortization	60.7	52.7	15.2%	119.5	105.2	13.6%
Government, class action, and related settlements	—	—	—%	2.8	—	N/A
Total operating expenses	974.8	964.5	1.1%	1,976.6	1,901.0	4.0%
Loss on early extinguishment of debt	—	2.3	(100.0)%	—	2.3	(100.0)%
Interest expense and amortization of debt discounts and fees	45.8	37.7	21.5%	89.0	74.9	18.8%
Other income	(5.8)	(2.2)	163.6%	(3.9)	(5.9)	(33.9)%
Equity in net income of nonconsolidated affiliates	(0.7)	(1.8)	(61.1)%	(1.5)	(4.3)	(65.1)%
Income from continuing operations before income tax expense	60.0	134.5	(55.4)%	195.9	291.0	(32.7)%
Provision for income tax expense	11.8	23.5	(49.8)%	38.9	54.3	(28.4)%
Income from continuing operations	48.2	111.0	(56.6)%	157.0	236.7	(33.7)%
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	(200.0)%	—	(0.6)	(100.0)%
Net income	48.3	110.9	(56.4)%	157.0	236.1	(33.5)%
Less: Net income attributable to noncontrolling interests	(14.8)	(19.7)	(24.9)%	(36.5)	(42.6)	(14.3)%
Net income attributable to Encompass Health	$33.5	$91.2	(63.3)%	$120.5	$193.5	(37.7)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Salaries and benefits	60.7%	54.9%	59.0%	55.1%
Other operating expenses	13.8%	13.2%	13.6%	13.3%
Occupancy costs	1.9%	1.8%	1.8%	1.8%
Supplies	4.7%	3.7%	4.3%	3.6%
General and administrative expenses	4.0%	6.8%	3.5%	5.8%
Depreciation and amortization	5.7%	4.6%	5.3%	4.7%
Government, class action, and related settlements	—%	—%	0.1%	—%
Total operating expenses	90.8%	85.0%	87.6%	84.2%

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
Net Operating Revenues
Our consolidated Net operating revenues decreased in the three and six months ended June 30, 2020 over the same periods of 2019 primarily due to decreased volumes in both segments partially offset by favorable pricing in our inpatient rehabilitation segment. See additional discussion in the “Segment Results of Operations” section of this Item.
During January and February 2020, both segments were exhibiting strong year-over-year volume growth. Beginning in mid-March, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. We believe these factors have contributed to a decline in new patients for all of our business lines, a longer length of stay in the inpatient rehabilitation segment, and fewer visits per episode in home health. Additionally, the decrease in visits per episode which lead to an increase in low utilization payment adjustments, or “LUPAs,” together with a decrease in institutional admissions negatively impacted home health pricing.
As shown below, inpatient rehabilitation patient census and home health starts of care reached a low point the week ended April 12 (Easter weekend). By the end of June, inpatient rehabilitation patient census rebounded to 95% of pre-pandemic levels and home health starts of care rebounded to pre-pandemic levels. Hospice admissions quickly returned to pre-pandemic levels following an initial drop in March 2020. Monthly, year-over-year volume results were as follows:

	2020 vs. 2019
	April	May	June	Q2
Inpatient Rehabilitation
Total discharges	(20.9)%	(11.8)%	1.3%	(10.7)%
Same-store discharges	(22.8)%	(13.8)%	(1.0)%	(12.8)%
Home Health and Hospice
Home health total admissions	(23.5)%	(8.2)%	8.4%	(7.9)%
Home health same-store admissions	(31.9)%	(17.4)%	(2.3)%	(17.3)%
Hospice total admissions	27.8%	28.4%	57.3%	37.3%
Hospice same-store admissions	(1.3)%	(1.0)%	23.7%	6.7%

Inpatient Rehabilitation - Patient Census Information
February 29, 2020	March 31, 2020	April 12, 2020	April 29, 2020	June 3, 2020	July 1, 2020	July 22, 2020
6,782	5,342	5,139	5,989	6,453	6,506	6,448

Home Health - Starts of Episodes (Includes Starts of Care and Recertifications)
Week Ended March 1, 2020	Week Ended March 29, 2020	Week Ended April 12, 2020	Week Ended April 26, 2020	Week Ended May 31, 2020	Week Ended June 28, 2020	Week Ended July 19, 2020
5,242	4,540	4,073	4,241	4,786	5,368	5,514

Hospice - Admissions
Week Ended March 1, 2020	Week Ended March 29, 2020	Week Ended April 12, 2020	Week Ended April 26, 2020	Week Ended May 31, 2020	Week Ended June 28, 2020	Week Ended July 19, 2020
270	197	236	239	250	257	235

As shown above, since mid-April, we have seen volumes in each of our segments increase. However, we expect localized outbreaks to continue to impact volumes for the reasons noted above. The states of Florida and Texas are current examples of this where we have concentrations in both segments.
Salaries and Benefits
In April 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the COVID-19 pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we accrued approximately $43 million in salary and benefits expense in Q2 2020 in connection with this award (approximately $29 million in the inpatient rehabilitation segment; approximately $14 million in the home health and hospice segment).
Salaries and benefits in terms of dollars and as a percent of Net operating revenues increased during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily due to salary increases for our employees, the award of additional PTO to employees in response to the COVID-19 pandemic as discussed above, the ramp up of new stores, and declining employee productivity due to the impact of the COVID-19 pandemic. See additional discussion in the “Segment Results of Operations” section of this Item.
Other Operating Expenses
As a percent of Net operating revenues, Other operating expenses increased during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily due to the COVID-19 pandemic related impact on patient volumes and higher provider and other taxes and repairs and maintenance expense, offset by lower travel and entertainment costs.
Supplies
Supplies increased in terms of dollars and as a percent of revenue during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily due to increased utilization and cost of medical supplies, including PPE, due to the COVID-19 pandemic. We expect to continue to see increased utilization and cost of medical supplies in 2020 as a result of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percent of revenue during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily due to decreased expenses associated with stock appreciation rights. For additional information on stock appreciation rights, see Note 7, Share-Based Payments, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Depreciation and Amortization
Depreciation and amortization increased during the three and six months ended June 30, 2020 compared to the same periods of 2019 due to our capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily resulted from the September 2019 issuances of our 2028 Notes and 2030 Notes and additional add-ons in May 2020 offset by the June and November 2019 redemptions of our 5.75% Senior Notes due 2024. For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Other Income
Other income increased during the three months ended June 30, 2020 compared to the same period of 2019 primarily due to the change in fair value of our equity securities and non-qualified 401(k) plan assets. Other income decreased during the six months ended June 30, 2020 compared to the same period of 2019 primarily due to the change in fair value of our equity securities and non-qualified 401(k) plan assets offset by a $2.2 million gain as a result of our consolidation of the Treasure Coast home health location and the remeasurement of our previously held equity interest at fair value during 2020.

Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily due to the decrease in earnings, as discussed in the “Segment Results of Operations” section of this Item.
Provision for Income Tax Expense
Our Provision for income tax expense decreased during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily due to lower Income from continuing operations before income tax expense.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.4 million as of June 30, 2020 and December 31, 2019.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare	61.1%	72.1%	66.0%	72.6%
Medicare Advantage	20.1%	11.1%	16.0%	10.4%
Managed care	10.7%	9.9%	10.3%	9.8%
Medicaid	4.2%	3.1%	3.8%	3.1%
Other third-party payors	1.1%	1.2%	1.2%	1.2%
Workers’ compensation	0.5%	0.7%	0.6%	0.8%
Patients	0.5%	0.6%	0.6%	0.7%
Other income	1.8%	1.3%	1.5%	1.4%
Total	100.0%	100.0%	100.0%	100.0%
As discussed above, Medicare Advantage as a percentage of revenue increased during the three and six months ended June 30, 2020 as compared to the same periods of 2019 due in part from suspension of prior authorization requirements.

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$808.0	$851.8	(5.1)%	$1,698.0	$1,699.4	(0.1)%
Outpatient and other	16.5	22.1	(25.3)%	35.7	44.6	(20.0)%
Inpatient rehabilitation segment revenues	824.5	873.9	(5.7)%	1,733.7	1,744.0	(0.6)%
Operating expenses:
Salaries and benefits	451.4	443.6	1.8%	933.7	888.6	5.1%
Other operating expenses	124.3	127.2	(2.3)%	259.0	254.8	1.6%
Supplies	42.0	36.7	14.4%	81.6	72.3	12.9%
Occupancy costs	15.4	16.3	(5.5)%	30.7	32.1	(4.4)%
Other income	(3.4)	(1.9)	78.9%	(1.8)	(4.7)	(61.7)%
Equity in net income of nonconsolidated affiliates	(0.6)	(1.4)	(57.1)%	(1.2)	(3.5)	(65.7)%
Noncontrolling interests	15.1	19.5	(22.6)%	35.9	40.5	(11.4)%
Segment Adjusted EBITDA	$180.3	$233.9	(22.9)%	$395.8	$463.9	(14.7)%

	(Actual Amounts)
Discharges	41,682	46,679	(10.7)%	89,432	92,288	(3.1)%
Net patient revenue per discharge	$19,385	$18,248	6.2%	$18,986	$18,414	3.1%
Outpatient visits	15,760	104,566	(84.9)%	85,503	206,594	(58.6)%
Average length of stay (days)	13.2	12.5	5.6%	12.9	12.6	2.4%
Occupancy %	64.5%	70.6%	(8.6)%	67.6%	71.0%	(4.8)%
# of licensed beds	9,401	9,062	3.7%	9,401	9,062	3.7%
Full-time equivalents*	20,809	21,570	(3.5)%	21,564	21,457	0.5%
Employees per occupied bed	3.45	3.41	1.2%	3.41	3.37	1.2%

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

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Salaries and benefits	54.7%	50.8%	53.9%	51.0%
Other operating expenses	15.1%	14.6%	14.9%	14.6%
Supplies	5.1%	4.2%	4.7%	4.1%
Occupancy costs	1.9%	1.9%	1.8%	1.8%
Total operating expenses	76.8%	71.4%	75.3%	71.5%
Net Operating Revenues
Revenue decline during the three months ended June 30, 2020 compared to the same period of 2019 resulted from decreased volumes partially offset by favorable pricing. Same-store discharges declined 12.8% during the three months ended June 30, 2020 compared to the same period of 2019 primarily due to the COVID-19 pandemic. Discharge growth from new stores resulted from our joint ventures in Lubbock, Texas (May 2019) and Boise, Idaho (July 2019), and wholly owned hospitals in Katy, Texas (September 2019) and Murrieta, California (February 2020). New-store growth also resulted from a joint venture hospital in Yuma, Arizona changing from the equity method of accounting to a consolidated entity effective July 1, 2019. Growth in net patient revenue per discharge primarily resulted from a higher acuity patient mix and the suspension of sequestration starting in May 2020. Revenues, discharge growth, and net patient revenue per discharge for the six months ended June 30, 2020 were impacted by the same factors as discussed above for the second quarter of 2020.
The decrease in outpatient and other revenue during the three and six months ended June 30, 2020 compared to the same periods of 2019 resulted from the COVID-19 pandemic related suspension of hospital-based outpatient services in mid-March 2020 and the closure of certain hospital-based outpatient programs in 2019.
See Note 2, Business Combinations, and Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2020 compared to the same periods of 2019 primarily resulted from COVID-19 pandemic related impacts on patient volumes as discussed above. Expense ratios for the three and six months ended June 30, 2020 benefited from $1.9 million of business insurance recoveries related to Hurricane Michael. Operating expenses increased as a percent of revenue primarily due to COVID-19 pandemic related impacts on patient volumes, staff productivity and medical supplies, as well as the award of additional paid time off to employees in response to the COVID-19 pandemic, as discussed above, plus the ramp up of new stores. The employee productivity decrease was primarily the result of COVID-19 pandemic conditions including performing more individual therapy in patient rooms, donning and doffing of PPE, and screenings of everyone entering the hospital. Higher expense trends resulting from the COVID-19 pandemic, as discussed above, have continued into July and could lead to a reduction in inpatient rehabilitation segment Adjusted EBITDA.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Medicare	81.8%	84.7%	82.4%	84.7%
Medicare Advantage	11.7%	10.2%	11.2%	10.1%
Managed care	4.6%	3.1%	4.5%	3.2%
Medicaid	1.6%	1.8%	1.6%	1.7%
Workers’ compensation	0.1%	0.1%	0.1%	0.1%
Patients	0.1%	—%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$201.8	$222.7	(9.4)%	$426.6	$442.2	(3.5)%
Hospice	47.8	38.4	24.5%	95.8	72.8	31.6%
Home health and hospice segment revenues	249.6	261.1	(4.4)%	522.4	515.0	1.4%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	136.7	119.9	14.0%	267.6	236.4	13.2%
Support and overhead costs	98.3	89.7	9.6%	198.5	178.5	11.2%
Equity in net income of nonconsolidated affiliates	(0.1)	(0.4)	(75.0)%	(0.3)	(0.8)	(62.5)%
Noncontrolling interests	(0.3)	2.8	(110.7)%	0.6	5.5	(89.1)%
Segment Adjusted EBITDA	$15.0	$49.1	(69.5)%	$56.0	$95.4	(41.3)%

	(Actual Amounts)
Home health:
Admissions	34,841	37,828	(7.9)%	77,317	75,772	2.0%
Recertifications	28,328	28,129	0.7%	54,881	56,411	(2.7)%
Episodes	60,154	66,881	(10.1)%	128,806	130,507	(1.3)%
Revenue per episode	$2,920	$2,959	(1.3)%	$2,914	$3,007	(3.1)%
Episodic visits per episode	17.4	17.1	1.8%	16.9	17.4	(2.9)%
Total visits	1,250,546	1,325,362	(5.6)%	2,556,776	2,633,972	(2.9)%
Cost per visit	$89	$76	17.1%	$85	$75	13.3%
Hospice:
Admissions	3,190	2,324	37.3%	6,176	4,702	31.3%
Patient days	336,507	259,501	29.7%	671,052	498,523	34.6%
Average daily census	3,698	2,852	29.7%	3,687	2,754	33.9%
Revenue per day	$142	$148	(4.1)%	$143	$146	(2.1)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	54.8%	45.9%	51.2%	45.9%
Support and overhead costs	39.4%	34.4%	38.0%	34.7%
Total operating expenses	94.2%	80.3%	89.2%	80.6%
Net Operating Revenues
Revenue decline during the three months ended June 30, 2020 compared to the same period of 2019 primarily was driven by decreased volumes and pricing. Same-store admissions declined 17.3% during the three months ended June 30, 2020 compared to the same period of 2019 primarily due to the COVID-19 pandemic. New-store admission growth was primarily due to the acquisition of Alacare on July 1, 2019. Revenue per episode during the three months ended June 30, 2020 compared to the same period of 2019 was negatively impacted by the implementation of the Patient Driven Groupings Model (the “PDGM”) on January 1, 2020 offset by an increase in new episode starts late in the quarter and the suspension of sequestration starting in May 2020. The effects of PDGM were exacerbated by the COVID-19 pandemic, including an increase in low utilization payment adjustments, or “LUPAs” and decline in institutional admissions. Revenue growth during the six months ended June 30, 2020 compared to the same period of 2019 primarily was driven by new-store admission growth, primarily due to the acquisition of Alacare on July 1, 2019. Same-store admissions declined 8.5% during the six months ended June 30, 2020 compared to the same period of 2019 primarily due to the COVID-19 pandemic. Revenue per episode during the six months ended June 30, 2020 compared to the same period of 2019 was negatively impacted by the same factors as discussed above for the second quarter of 2020.
Hospice revenue increased during the three and six months ended June 30, 2020 compared to the same periods of 2019 due to the acquisition of Alacare.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding the acquisition discussed above.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three and six months ended June 30, 2020 compared to the same periods of 2019 resulted from COVID-19 pandemic related impacts on patient volume as discussed above, a decrease in Medicare reimbursement rates primarily related to the implementation of PDGM, and an increase in Cost of services and Support and overhead costs as a percent of revenues. Cost of services as percent of revenues for the three and six months ended June 30, 2020 compared to the same periods of 2019 increased primarily due to COVID-19 pandemic related impacts on patient volumes, staff productivity and medical supplies, as well as and the award of additional paid-time-off to employees in response to the COVID-19 pandemic. Support and overhead costs as a percent of revenues for the three and six months ended June 30, 2020 compared to the same periods of 2019 increased primarily due to increased administrative costs associated with the implementation of PDGM and the Review Choice Demonstration Program, as well as an increase in sales force full-time equivalents and a decline in the revenue base. Higher expense trends resulting from the COVID-19 pandemic, as discussed above, have continued into July and could lead to a reduction in home health and hospice segment Adjusted EBITDA.
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
To further enhance our liquidity and ensure availability under our credit agreement, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the COVID-19 pandemic. The amendment included, among other things, the carve-out of the COVID-19 pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement. In May 2020, we issued an additional $300 million of our existing 4.50% Senior Notes due 2028 (“2028 Notes”) at a price of 99.0% of the principal amount and an additional $300 million of our existing 4.75% Senior Notes due 2030 (“2030 Notes”) at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.
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

For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Current Liquidity
As of June 30, 2020, we had $419.0 million in Cash and cash equivalents. This amount excludes $71.0 million in restricted cash ($56.4 million included in Restricted cash and $14.6 million included in Other long-term assets in our condensed consolidated balance sheet) and $75.3 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2019 Form 10‑K.
In addition to Cash and cash equivalents, as of June 30, 2020, we had approximately $964 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of June 30, 2020, the maximum leverage ratio requirement per our credit agreement was 4.75x and the minimum interest coverage ratio requirement was 2.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended June 30, 2020, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of June 30, 2020.
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
On February 20, 2020, Encompass Health received an Exchange Notice from each of the management investors. Based on the last sales price of Encompass Health’s common stock on the NYSE on February 20, 2020, Encompass Health delivered an aggregate 560,957 EHC Shares to the management investors. The total number of EHC Shares issued pursuant to the exchange agreements on March 6, 2020 represented less than 0.6% of the outstanding shares of Encompass Health common stock. Encompass Health issued the EHC Shares from its treasury shares. Encompass Health now owns 100% of Holdings and EHHI. See also Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 and the remainder vested on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Accrued expenses and other current liabilities in the condensed consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs and in February 2020, we settled those awards upon payment of approximately $101 million in cash. See also Note 7, Share-Based Payments, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2019 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the six months ended June 30, 2020 and 2019 (in millions):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$251.6	$305.3
Net cash used in investing activities	(175.1)	(191.6)
Net cash provided by financing activities	253.9	40.5
Increase in cash, cash equivalents, and restricted cash	$330.4	$154.2
Operating activities. The decrease in Net cash provided by operating activities for the six months ended June 30, 2020 compared to the same period of 2019 primarily resulted from the decrease in Net income due to the impact of the COVID-19 pandemic on our operations (see the “Results of Operations” section of this Item) and the payment to management investors of our home health and hospice segment of approximately $101 million for vested stock appreciation rights partially offset by the timing of and increase in payroll tax and interest accruals. For additional information regarding stock appreciation rights, see Note 7, Share-Based Payments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Investing activities. The decrease in Net cash used in investing activities during the six months ended June 30, 2020 compared to the same period of 2019 primarily resulted from acquisitions during 2019 offset by an increase in purchases of property and equipment during 2020. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Financing activities. The increase in Net cash provided by financing activities during the six months ended June 30, 2020 compared to the same period of 2019 primarily resulted from the proceeds received from the additional offering of the 2028 and 2030 Notes offset by the purchase of equity interests held by the home health and hospice management team during the first quarter of 2020 and higher net borrowings on the revolving credit facility in 2019. For additional information, see Note 4, Long-term Debt, and Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Contractual Obligations
Our consolidated contractual obligations as of June 30, 2020 are as follows (in millions):

	Total	July 1 through December 31, 2020	2021 - 2022	2023 - 2024	2025 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$3,206.3	$7.3	$41.5	$1,237.0	$1,920.5
Interest on long-term debt (b)	997.5	81.5	317.8	279.4	318.8
Finance lease obligations (c)	619.0	25.6	97.3	90.4	405.7
Operating lease obligations (d)	370.4	28.0	107.0	81.7	153.7
Purchase obligations (e)	124.6	34.2	64.5	19.6	6.3
Other long-term liabilities (f)(g)	3.2	0.1	0.5	0.4	2.2
Total	$5,321.0	$176.7	$628.6	$1,708.5	$2,807.2

(a)
Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.

(b)
Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of June 30, 2020. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.

(c)	Amounts include interest portion of future minimum finance lease payments.

(d)
Our inpatient rehabilitation segment leases approximately 13% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2019 Form 10‑K.

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

(f)
Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. For more information, see Note 11, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2019 Form 10‑K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

(g)
The table above does not include Redeemable noncontrolling interests of $33.4 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the six months ended June 30, 2020, we made capital expenditures of approximately $174 million for property and equipment, capitalized software, and other intangible assets. These expenditures are exclusive of approximately $1 million in net cash related to our acquisition activity. At this time, we cannot reasonably estimate how much we expect to spend on capital expenditures in 2020 due to the impact of the COVID-19 pandemic discussed in the “Executive Overview” section of this Item.
Authorizations for Returning Capital to Stakeholders
In October 2019, February 2020, and May 2020, our board of directors declared cash dividends of $0.28 per share that were paid in January 2020, April 2020, and July 2020, respectively. On July 21, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on October 15, 2020 to stockholders of record on October 1, 2020. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of June 30, 2020, approximately $199 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. During the first quarter of 2020, we repurchased 0.1 million shares of our common stock in the open market for approximately $4.9 million under this repurchase authorization using cash on hand. We suspended stock repurchases in mid-March 2020 in response to the uncertainty resulting from the COVID-19 pandemic.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the 5.125% Senior Notes due 2023, 5.75% Senior Notes due 2024, 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, and 4.75% Senior Notes due 2030 (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) there is capacity under the Available Amount as defined in the credit agreement. The terms of our Senior Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10-K.
As discussed in Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements, Holdings had 5.5% noncontrolling interest as of December 31, 2019, and accordingly, Holdings and its wholly-owned subsidiaries were not guarantors of our debt. In February 2020, we acquired for cash all but 1.2% of the remaining noncontrolling interest in Holdings following the most recent exercise of the put option by the management investors. On February 20, 2020, Encompass Health Corporation and each of the two remaining management investors agreed to exchange the remaining shares representing the noncontrolling interest for an equal value of shares of common stock of Encompass Health Corporation. We settled the exchanges on March 6, 2020 and now own 100% of Holdings. Pursuant to the terms of our credit agreement and our Senior Notes indentures, we executed joinders for Holdings and its wholly-owned subsidiaries on April 23, 2020 at which time they became guarantors of the indebtedness under the credit agreement and our Senior Notes indentures.

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of June 30, 2020.

Six Months Ended June 30, 2020
(In Millions)
Net operating revenues	$1,666.8
Intercompany revenues generated from non-guarantor subsidiaries	9.6
Total net operating revenues	$1,676.4

Operating expenses	$1,489.4
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	15.3
Total operating expenses	$1,504.7

Income from continuing operations	$68.2
Net income	$68.3
Net income attributable to Encompass Health	$67.8

	As of June 30, 2020	As of December 31, 2019
	(In Millions)
Total current assets	$893.8	$556.7

Property and equipment, net	$1,440.7	$1,385.9
Goodwill	1,973.6	1,972.7
Intercompany receivable due from non-guarantor subsidiaries	81.6	118.4
Other noncurrent assets	766.8	790.7
Total noncurrent assets	$4,262.7	$4,267.7

Total current liabilities	$543.4	$604.4

Long-term debt, net of current portion	$3,507.2	$2,981.7
Other noncurrent liabilities	265.1	253.5
Total noncurrent liabilities	$3,772.3	$3,235.2

Redeemable noncontrolling interests	$—	$208.2
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

Our Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$48.3	$110.9	$157.0	$236.1
(Income) loss from discontinued operations, net of tax, attributable to Encompass Health	(0.1)	0.1	—	0.6
Net income attributable to noncontrolling interests	(14.8)	(19.7)	(36.5)	(42.6)
Provision for income tax expense	11.8	23.5	38.9	54.3
Interest expense and amortization of debt discounts and fees	45.8	37.7	89.0	74.9
Government, class action, and related settlements	—	—	2.8	—
Loss on disposal or impairment of assets	3.0	1.3	3.1	2.4
Depreciation and amortization	60.7	52.7	119.5	105.2
Loss on early extinguishment of debt	—	2.3	—	2.3
Stock-based compensation expense	9.9	45.9	17.0	65.3
Transaction costs	—	0.4	—	1.0
Gain on consolidation of Treasure Coast	—	—	(2.2)	—
SARs mark-to-market impact on noncontrolling interests	—	(2.6)	—	(3.4)
Change in fair market value of equity securities	(2.4)	(0.3)	0.1	(1.2)
Payroll taxes on SARs exercise	—	—	1.5	0.2
Adjusted EBITDA	$162.2	$252.2	$390.2	$495.1
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$251.6	$305.3
Interest expense and amortization of debt discounts and fees	89.0	74.9
Equity in net income of nonconsolidated affiliates	1.5	4.3
Net income attributable to noncontrolling interests in continuing operations	(36.5)	(42.6)
Amortization of debt-related items	(3.1)	(2.0)
Distributions from nonconsolidated affiliates	(2.0)	(4.6)
Current portion of income tax expense	48.0	53.7
Change in assets and liabilities	40.5	101.7
Cash used in operating activities of discontinued operations	0.1	4.5
Transaction costs	—	1.0
SARs mark-to-market impact on noncontrolling interests	—	(3.4)
Change in fair market value of equity securities	0.1	(1.2)
Payroll taxes on SARs exercise	1.5	0.2
Other	(0.5)	3.3
Adjusted EBITDA	$390.2	$495.1
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
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of June 30, 2020, our primary variable rate debt outstanding related to $258.0 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.5 million over the next 12 months.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended June 30, 2020 that have a material effect on our Internal Control over Financial Reporting.

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

Additionally, the False Claims Act (the “FCA”) allows private citizens, called “relators,” to institute civil proceedings on behalf of the United States alleging violations of the FCA. These lawsuits, also known as “qui tam” actions, are common in the healthcare industry and can involve significant monetary damages, fines, attorneys’ fees and the award of bounties to the relators who successfully prosecute or bring these suits to the government. It is possible that qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or prevented by existing law or court order from discussing or disclosing the filing of such suits. Therefore, from time to time, we may be party to one or more undisclosed qui tam cases brought pursuant to the FCA.

Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2019 (the “2019 Form 10‑K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended June 30, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1 through April 30, 2020	1,102	$67.59	—	$199,253,887
May 1 through May 31, 2020	—	—	—	199,253,887
June 1 through June 30, 2020	425	65.41	—	199,253,887
Total	1,527	66.98	—

(1)
Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program, if any, as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In April, 675 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.

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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	July 31, 2020

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
First Amendment to Fifth Amended and Restated Credit Agreement, dated April 24, 2020, by and among Encompass Health Corporation, certain of its subsidiaries, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020).

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

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