Form 10-Q
period 2020-09-30
Encompass Health Corp
filed 2020-11-02
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The registrant had 99,432,464 shares of common stock outstanding, net of treasury shares, as of October 22, 2020.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, the spread and impact of the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ, such as decreases in revenues or increases in costs or charges, materially from those estimated by us include, but are not limited to, the following:
•each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;
•a pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis, such as the COVID-19 pandemic, which could decrease our patient volumes, pricing, and revenues, lead to staffing and supply shortages and associated cost increases, or otherwise interrupt operations;
•governmental actions in response to the COVID-19 pandemic, such as shelter-in-place orders, facility closures and quarantines, which could impair our ability to operate and provide care;
•our ability to maintain infectious disease prevention and control efforts that are required and effectively minimize the spread of COVID-19 among patients and employees;
•changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, the Patient-Driven Groupings Model for home health, the new patient assessment measures, which we refer to as “Section GG functional measures,” for inpatient rehabilitation, and other payment system reforms), which may decrease revenues and increase the costs of complying with the rules and regulations;
•reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our ability to obtain and retain favorable arrangements with third-party payors;
•restrictive interpretations of the regulations governing the claims that are reimbursable by Medicare;
•our ability to comply with extensive and changing healthcare regulations as well as the increased costs of regulatory compliance and compliance monitoring in the healthcare industry, including the costs of investigating and defending asserted claims, whether meritorious or not;
•any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings, including disclosed and undisclosed qui tam suits;
•the use by governmental agencies and contractors of statistical sampling and extrapolation to expand claims of overpayment or noncompliance;
•delays and other substantive and procedural deficiencies in the administrative appeals process associated with denied Medicare reimbursement claims, including from various Medicare audit programs, and our exposure to any related delay or reduction in the receipt of the reimbursement amounts for services previously provided, including through recoupment of ongoing claims reimbursement by CMS;
ii

•the ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, which may decrease our reimbursement rate or increase costs associated with our operations;
•our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages, including as a result of the COVID-19 pandemic, and the impact on our labor expenses from potential union activity and staffing recruitment and retention;
•competitive pressures in the healthcare industry, including from other providers that may be participating in integrated delivery payment arrangements in which we do not participate, and our response to those pressures;
•our ability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures consistent with our growth strategy, including realization of anticipated revenues, cost savings, productivity improvements arising from the related operations and avoidance of unanticipated difficulties, costs or liabilities that could arise from acquisitions or integrations;
•increased costs of defending and insuring against alleged professional liability and other claims, including claims relating to actions or omissions in connection with the COVID-19 pandemic, and the ability to predict the costs related to claims;
•potential incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there;
•new or changing quality reporting requirements impacting operational costs or our Medicare reimbursement;
•the price of our common stock as it affects our willingness and ability to repurchase shares and the financial and accounting effects of any repurchases;
•our ability and willingness to continue to declare and pay dividends on our common stock, which could be affected by reduced cash flow resulting from the COVID-19 pandemic;
•our ability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation and provider enrollment requirements, which is required to participate in the Medicare program;
•our ability to attract and retain key management personnel;
•changes in our payor mix or the acuity of our patients affecting reimbursement rates; and
•general conditions in the economy and capital markets, including any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, an international trade war, a sovereign debt crisis, or a widespread outbreak of an infectious disease such as COVID-19.
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
iii

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Millions, Except Per Share Data)
Net operating revenues	$1,173.9	$1,161.6	$3,430.0	$3,420.6
Operating expenses:
Salaries and benefits	664.9	660.8	1,995.9	1,904.5
Other operating expenses	163.4	156.6	471.3	456.5
Occupancy costs	20.3	21.8	60.8	61.7
Supplies	52.5	42.9	148.8	124.7
General and administrative expenses	39.1	52.5	117.7	183.0
Depreciation and amortization	61.2	55.1	180.7	160.3
Government, class action, and related settlements	—	—	2.8	—
Total operating expenses	1,001.4	989.7	2,978.0	2,890.7
Loss on early extinguishment of debt	—	—	—	2.3
Interest expense and amortization of debt discounts and fees	49.0	40.3	138.0	115.2
Other income	(2.5)	(21.0)	(6.4)	(26.9)
Equity in net income of nonconsolidated affiliates	(1.0)	(1.2)	(2.5)	(5.5)
Income from continuing operations before income tax expense	127.0	153.8	322.9	444.8
Provision for income tax expense	26.9	34.3	65.8	88.6
Income from continuing operations	100.1	119.5	257.1	356.2
Loss from discontinued operations, net of tax	—	—	—	(0.6)
Net and comprehensive income	100.1	119.5	257.1	355.6
Less: Net and comprehensive income attributable to noncontrolling interests	(22.4)	(21.9)	(58.9)	(64.5)
Net and comprehensive income attributable to Encompass Health	$77.7	$97.6	$198.2	$291.1

Weighted average common shares outstanding:
Basic	98.7	97.8	98.5	98.1
Diluted	99.9	99.4	99.7	99.5
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.78	$0.99	$2.01	$2.97
Discontinued operations	—	—	—	(0.01)
Net income	$0.78	$0.99	$2.01	$2.96
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.78	$0.98	$1.99	$2.94
Discontinued operations	—	—	—	(0.01)
Net income	$0.78	$0.98	$1.99	$2.93

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$77.7	$97.6	$198.2	$291.7
Loss from discontinued operations, net of tax	—	—	—	(0.6)
Net income attributable to Encompass Health	$77.7	$97.6	$198.2	$291.1
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$450.0	$94.8
Restricted cash	57.2	57.4
Accounts receivable	593.3	506.1
Other current assets	73.9	97.5
Total current assets	1,174.4	755.8
Property and equipment, net	2,094.9	1,959.3
Operating lease right-of-use assets	267.2	276.5
Goodwill	2,318.7	2,305.2
Intangible assets, net	441.9	476.3
Deferred income tax assets	7.5	2.9
Other long-term assets	305.9	304.7
Total assets(1)	$6,610.5	$6,080.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$37.0	$39.3
Current operating lease liabilities	47.1	40.4
Accounts payable	119.6	94.6
Accrued expenses and other current liabilities	478.8	546.7
Total current liabilities	682.5	721.0
Long-term debt, net of current portion	3,539.4	3,023.3
Long-term operating lease liabilities	228.9	243.8
Other long-term liabilities	230.0	159.9
	4,680.8	4,148.0
Commitments and contingencies
Redeemable noncontrolling interests	34.0	239.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,520.8	1,352.2
Noncontrolling interests	374.9	340.9
Total shareholders’ equity	1,895.7	1,693.1
Total liabilities(1) and shareholders’ equity	$6,610.5	$6,080.7
(1)Our consolidated assets as of September 30, 2020 and December 31, 2019 include total assets of variable interest entities of $222.0 million and $215.0 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of September 30, 2020 and December 31, 2019 include total liabilities of the variable interest entities of $44.6 million and $41.1 million, respectively. See Note 3, Variable Interest Entities.

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended September 30, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,362.4	$(406.0)	$(494.7)	$368.6	$1,831.4
Net income	—	—	—	77.7	—	20.2	97.9
Dividends declared ($0.28 per share)	—	—	(28.0)	—	—	—	(28.0)
Stock-based compensation	—	—	8.3	—	—	—	8.3
Distributions declared	—	—	—	—	—	(21.8)	(21.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	7.8	7.8
Other	—	—	0.4	—	(0.4)	0.1	0.1
Balance at end of period	99.4	$1.1	$2,343.1	$(328.3)	$(495.1)	$374.9	$1,895.7

	Three Months Ended September 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,455.6	$(691.7)	$(489.1)	$307.9	$1,583.8
Net income	—	—	—	97.6	—	18.2	115.8
Receipt of treasury stock	—	—	—	—	(0.1)	—	(0.1)
Dividends declared ($0.28 per share)	—	—	(27.8)	—	—	—	(27.8)
Stock-based compensation	—	—	7.8	—	—	—	7.8
Distributions declared	—	—	—	—	—	(20.2)	(20.2)
Capital contributions from consolidated affiliates	—	—	—	—	—	7.2	7.2
Fair value adjustments to redeemable noncontrolling interests	—	—	(18.2)	—	—	—	(18.2)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	25.0	25.0
Repurchases of common stock in open market	(0.1)	—	—	—	(2.1)	—	(2.1)
Other	0.1	—	0.4	—	(0.4)	0.1	0.1
Balance at end of period	98.6	$1.1	$2,417.8	$(594.1)	$(491.7)	$338.2	$1,671.3
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity (Continued)
(Unaudited)

	Nine Months Ended September 30, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,369.9	$(526.5)	$(492.3)	$340.9	$1,693.1
Net income	—	—	—	198.2	—	53.2	251.4
Receipt of treasury stock	(0.2)	—	—	—	(15.7)	—	(15.7)
Dividends declared ($0.84 per share)	—	—	(83.9)	—	—	—	(83.9)
Exchange of Holdings shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	25.3	—	—	—	25.3
Distributions declared	—	—	—	—	—	(50.9)	(50.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	32.5	32.5
Repurchases of common stock in open market	(0.1)	—	—	—	(4.9)	—	(4.9)
Other	0.5	—	4.7	—	(1.4)	(0.8)	2.5
Balance at end of period	99.4	$1.1	$2,343.1	$(328.3)	$(495.1)	$374.9	$1,895.7

	Nine Months Ended September 30, 2019
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.9	$1.1	$2,588.7	$(885.2)	$(427.9)	$280.3	$1,557.0
Net income	—	—	—	291.1	—	54.4	345.5
Receipt of treasury stock	(0.3)	—	—	—	(16.2)	—	(16.2)
Dividends declared ($0.82 per share)	—	—	(81.5)	—	—	—	(81.5)
Stock-based compensation	—	—	24.1	—	—	—	24.1
Distributions declared	—	—	—	—	—	(52.8)	(52.8)
Capital contributions from consolidated affiliates	—	—	—	—	—	20.0	20.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(118.9)	—	—	—	(118.9)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	25.0	25.0
Repurchases of common stock through the open market	(0.8)	—	—	—	(45.9)	—	(45.9)
Other	0.8	—	5.4	—	(1.7)	11.3	15.0
Balance at end of period	98.6	$1.1	$2,417.8	$(594.1)	$(491.7)	$338.2	$1,671.3
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In Millions)
Cash flows from operating activities:
Net income	$257.1	$355.6
Loss from discontinued operations, net of tax	—	0.6
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	180.7	160.3
Loss on early extinguishment of debt	—	2.3
Stock-based compensation	25.3	87.0
Deferred tax (benefit) expense	(5.7)	20.8
Gain on consolidation of Yuma Rehabilitation Hospital	—	(19.2)
Other, net	15.5	2.3
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(71.8)	(37.8)
Other assets	17.3	(11.1)
Accounts payable	10.3	(4.2)
Accrued payroll	86.7	(21.0)
Accrued interest payable	(0.2)	7.4
Other liabilities	(90.0)	(118.7)
Net cash used in operating activities of discontinued operations	(0.2)	(4.6)
Total adjustments	167.9	63.5
Net cash provided by operating activities	425.0	419.7
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1.1)	(231.2)
Purchases of property and equipment	(256.2)	(259.9)
Additions to capitalized software costs	(5.7)	(9.2)
Other, net	(1.8)	(11.4)
Net cash used in investing activities	(264.8)	(511.7)

(Continued)

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	592.5	1,000.0
Principal payments on debt, including pre-payments	(14.7)	(115.8)
Borrowings on revolving credit facility	330.0	525.0
Payments on revolving credit facility	(375.0)	(555.0)
Principal payments under finance lease obligations	(16.7)	(14.2)
Debt issuance costs	(13.5)	(15.2)
Taxes paid on behalf of employees for shares withheld	(15.7)	(16.2)
Dividends paid on common stock	(84.3)	(81.3)
Distributions paid to noncontrolling interests of consolidated affiliates	(52.9)	(57.6)
Repurchases of common stock, including fees and expenses	(4.9)	(45.9)
Purchase of equity interests in consolidated affiliates	(162.3)	(162.9)
Other, net	25.8	11.4
Net cash provided by financing activities	208.3	472.3
Increase in cash, cash equivalents, and restricted cash	368.5	380.3
Cash, cash equivalents, and restricted cash at beginning of period	159.6	133.5
Cash, cash equivalents, and restricted cash at end of period	$528.1	$513.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$94.8	$69.2
Restricted cash at beginning of period	57.4	59.0
Restricted cash included in other long-term assets at beginning of period	7.4	5.3
Cash, cash equivalents, and restricted cash at beginning of period	$159.6	$133.5

Cash and cash equivalents at end of period	$450.0	$422.0
Restricted cash at end of period	57.2	66.8
Restricted cash included in other long-term assets at end of period	20.9	25.0
Cash, cash equivalents, and restricted cash at end of period	$528.1	$513.8

Supplemental schedule of noncash financing activity:
Adoption of ASC 842	$—	$349.4
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
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
Consolidation—
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Medicare	$592.4	$624.5	$228.6	$248.4	$821.0	$872.9
Medicare Advantage	141.1	94.7	29.6	25.2	170.7	119.9
Managed care	95.9	87.3	12.4	10.4	108.3	97.7
Medicaid	38.4	28.0	3.3	4.8	41.7	32.8
Other third-party payors	10.8	12.1	—	—	10.8	12.1
Workers’ compensation	4.6	6.9	0.3	0.3	4.9	7.2
Patients	5.1	6.1	0.2	—	5.3	6.1
Other income	11.1	12.7	0.1	0.2	11.2	12.9
Total	$899.4	$872.3	$274.5	$289.3	$1,173.9	$1,161.6

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Medicare	$1,738.1	$1,892.8	$658.8	$684.4	$2,396.9	$2,577.2
Medicare Advantage	418.2	276.2	88.3	77.4	506.5	353.6
Managed care	274.3	257.5	35.9	26.7	310.2	284.2
Medicaid	103.7	81.4	11.7	13.8	115.4	95.2
Other third-party payors	31.1	32.6	—	—	31.1	32.6
Workers’ compensation	15.7	21.6	0.8	0.7	16.5	22.3
Patients	14.8	17.8	0.9	0.5	15.7	18.3
Other income	37.2	36.4	0.5	0.8	37.7	37.2
Total	$2,633.1	$2,616.3	$796.9	$804.3	$3,430.0	$3,420.6
Medicare Administrative Contractors, under programs known as “widespread probes”, have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute or “appeal” most of these denials, and for claims we choose to take to administrative law judge (“ALJ”) hearings, we have historically experienced a success rate of 70%. This historical success rate is a component of our estimate of transaction price utilized in determining Net operating revenues. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. If current OHMA practices continue, an increased number of unfavorable ALJ decisions could have a negative effect on our long-term ALJ success rate. We are exploring various remedies to counter such negative effects. We believe it is too early to determine what impact, if any, these recent changes in the appeals process will have on our historical success rate or Net operating revenues.
    See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the
2019 Form 10-K for our policy related to Net operating revenues.
Risks and Uncertainties—
The novel coronavirus disease 2019 (“COVID-19”) pandemic has caused a disruption to our nation’s healthcare system. Such disruption includes reductions in the availability of personal protective equipment (“PPE”) to prevent spread of the disease during patient treatment and increases in the cost of PPE. Elective procedures were postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Initially, these postponements and limitations were widespread. Now, they are more market or state specific and driven by the extent of the pandemic in those areas. Beginning in mid-March and continuing into the second and third quarters, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock downs of assisted living facilities that prevent our home care and hospice clinicians and other care providers from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the COVID-19 pandemic, both of which negatively impacted pricing for home health.
In March and April 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic. A specific initiative impacting us is the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”) which temporarily suspends the automatic 2% reduction of Medicare program payments known as “sequestration” for the period of May 1 through December 31, 2020 and authorizes the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers in response to the COVID-19 pandemic. On April 10, 2020, HHS began distributing CARES Act relief funds, for which we did not apply, to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. We intend to refuse any additional CARES Act relief funds distributed in the future.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Additionally, the CARES Act and a series of waivers and guidance issued by the Centers for Medicare and Medicaid Services (“CMS”) suspend various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief until the public health emergency for the COVID-19 pandemic has ended. For inpatient rehabilitation, the regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of three hours of therapy per day for five days per week, waiver of certain of the requirements that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions, and waiver of the requirement for a physician to conduct and document a post-admission evaluation (as part of the Notice of Final Rulemaking for Fiscal Year 2021 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system, CMS removed the post-admission evaluation requirement from the inpatient rehabilitation coverage criteria effective October 1, 2020). In addition, the requirement of physician face-to-face visits at least three days a week may be fulfilled using telehealth. For home health, the relief includes the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19. For hospice, the relief includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth for routine services and patient recertification.
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
In March 2020, the Securities and Exchange Commission adopted final rules that amend the financial disclosure requirements in Rule 3-10 of Regulation S-X for guarantors of registered debt securities and subsidiary issuers. The new rules are effective January 4, 2021, but early adoption is permitted. The new rules permit alternative disclosures of summarized financial information, rather than our previous footnote presentation of condensed consolidating financial statements. The new rules also permit the summarized financial information and related disclosures to be presented outside of the condensed consolidated financial statements and accompanying notes. We elected to early adopt the new rules effective July 1, 2020. The summarized financial information and related disclosures are presented in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
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
2.Business Combinations
Inpatient Rehabilitation
    During the nine months ended September 30, 2020, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
•In January 2020, we acquired 68% of the operations of a 13-bed inpatient rehabilitation unit in Denver, Colorado through a joint venture with Portercare Adventist Health System. The acquisition was funded through a contribution of our existing 40-bed inpatient rehabilitation hospital in Littleton, Colorado and through contributions of funds which were utilized by the consolidated joint venture to build a 20-bed expansion to the Littleton hospital.
•In May 2020, we acquired 51% of the operations of a 45-bed inpatient rehabilitation unit in Dayton, Ohio through a joint venture with Premier Health Partners. The acquisition was funded through contributions of funds which were utilized by the consolidated joint venture to build a 60-bed de novo inpatient rehabilitation hospital.
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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment, net	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.7
Trade name (useful life of 20 years)	0.9
Goodwill	9.2
Total assets acquired	$10.9
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value of assets acquired	$—	$0.5	$1.7	$0.5
Goodwill	—	4.8	9.2	4.8
Fair value of liabilities assumed	—	(0.2)	—	(0.2)
Fair value of noncontrolling interest owned by joint venture partner	—	(5.1)	(10.9)	(5.1)
Net cash paid for acquisitions	$—	$—	$—	$—

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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Licenses (useful lives of 10 years)	$0.1
Goodwill	1.0
Total assets acquired	$1.1
Information regarding the net cash paid for the home health and hospice acquisitions during each period presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value of assets acquired	$—	$68.6	$0.1	$71.8
Goodwill	—	163.9	1.0	174.7
Fair value of liabilities assumed	—	(15.0)	—	(15.3)
Net cash paid for acquisitions	$—	$217.5	$1.1	$231.2
Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2019 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to September 30, 2020
Inpatient Rehabilitation	$—	$—
Home Health and Hospice	1.1	—
Combined entity: Supplemental pro forma from 07/01/2020-09/30/2020	1,173.9	77.7
Combined entity: Supplemental pro forma from 07/01/2019-09/30/2019	1,166.9	98.1
Combined entity: Supplemental pro forma from 01/01/2020-09/30/2020	3,435.9	198.8
Combined entity: Supplemental pro forma from 01/01/2019-09/30/2019	3,436.3	292.6
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
3.Variable Interest Entities
As of September 30, 2020 and December 31, 2019, we consolidated nine and eight, respectively, limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of September 30, 2020. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
    The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$—	$0.2
Accounts receivable	33.6	29.3
Other current assets	7.5	6.4
Total current assets	41.1	35.9
Property and equipment, net	121.9	122.6
Operating lease right-of-use assets	5.1	6.0
Goodwill	19.2	15.9
Intangible assets, net	3.7	3.3
Other long-term assets	31.0	31.3
Total assets	$222.0	$215.0
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.8
Current operating lease liabilities	1.5	1.4
Accounts payable	7.4	6.7
Accrued expenses and other current liabilities	18.2	17.0
Total current liabilities	28.0	25.9
Long-term debt, net of current portion	9.8	10.5
Long-term operating lease liabilities	3.7	4.7
Other long-term liabilities	3.1	—
Total liabilities	$44.6	$41.1

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Long-term Debt
    Our long-term debt outstanding consists of the following (in millions):

	September 30, 2020	December 31, 2019
Credit Agreement—
Advances under revolving credit facility	$—	$45.0
Term loan facilities	254.8	265.2
Bonds payable—
5.125% Senior Notes due 2023	297.9	297.3
5.75% Senior Notes due 2024	697.7	697.3
5.75% Senior Notes due 2025	346.1	345.6
4.50% Senior Notes due 2028	784.6	491.7
4.75% Senior Notes due 2030	782.8	491.7
Other notes payable	40.2	44.7
Finance lease obligations	372.3	384.1
	3,576.4	3,062.6
Less: Current portion	(37.0)	(39.3)
Long-term debt, net of current portion	$3,539.4	$3,023.3
In April 2020, we amended our existing credit agreement. The following are the changes made to the material provisions of the credit agreement:
1.Amendment of the financial covenants to update the applicable interest coverage ratio and leverage ratio included in that covenant. The revised applicable ratios are set forth below.

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
2.Amendment of the definition of “Material Adverse Effect” to carve out the direct and indirect impacts of COVID-19 and the related legislative, regulatory and executive actions on us from that definition for a period of 364 days; and
3.Amendment of the investment limitation covenant and the restricted payment limitation covenant, to add to each a leverage ratio condition (not in excess of 4.50x) to the provisions allowing unlimited investments and restricted payments in the event certain conditions are met including a senior secured leverage ratio (not in excess of 2:00x) and the existence of no events of default in addition to the new leverage ratio condition.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
In October 2020, we issued $400 million aggregate principal amount of 4.625% Senior Notes due 2031 (the “2031 Notes”) at par. The 2031 Notes mature on April 1, 2031 and bear interest at a per annum rate of 4.625%. Interest is payable semiannually in arrears on April 1 and October 1 of each year.
In October 2020, we issued notice for redemption of all $700 million in outstanding principal amount of the 5.75% Senior Notes due 2024 (the “2024 Notes”). Pursuant to the terms of the 2024 Notes, this full redemption will settle on November 1, 2020 and will be made at a price of par. We plan to use the net proceeds from the 2031 Notes offering together with cash on hand to fund the redemption. We expect to record an approximate $2 million Loss on early extinguishment of debt in the fourth quarter of 2020.
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests during the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$239.6	$261.7
Net income attributable to noncontrolling interests	5.7	10.1
Distributions declared	(5.8)	(7.6)
Contribution to joint venture	3.1	1.0
Reclassification to noncontrolling interests	—	(11.2)
Purchase of redeemable noncontrolling interests	(162.3)	(162.9)
Exchange transaction	(46.3)	—
Change in fair value	—	118.9
Balance at end of period	$34.0	$210.0
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net and comprehensive income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to nonredeemable noncontrolling interests	$20.2	$18.2	$53.2	$54.4
Net income attributable to redeemable noncontrolling interests	2.2	3.7	5.7	10.1
Net income attributable to noncontrolling interests	$22.4	$21.9	$58.9	$64.5
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
See also Note 6, Fair Value Measurements.
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of September 30, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$70.9	$—	$70.9	$—	M
Debt securities	3.0	3.0	—	—	M
Redeemable noncontrolling interests	34.0	—	—	34.0	I
As of December 31, 2019
Other long-term assets:
Equity securities	$63.5	$—	$63.5	$—	M
Debt securities	12.6	12.6	—	—	M
Redeemable noncontrolling interests	239.6	—	—	239.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
The decrease in Redeemable noncontrolling interests from December 31, 2019 to September 30, 2020 primarily resulted from the final purchase of equity interests in Holdings from management investors discussed in Note 5, Redeemable Noncontrolling Interests.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The fair values of our financial assets and liabilities are determined as follows:
•Equity and Debt securities - The fair values of our equity and debt securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active.
•Redeemable noncontrolling interests - The fair value of the Redeemable noncontrolling interests related to our home health segment was determined using the product of a twelve-month adjusted EBITDA measure and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that included the outstanding principal balance under any intercompany notes. To determine the fair value of the Redeemable noncontrolling interests in our joint venture hospitals, we use the applicable hospitals’ projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable facilities. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.
In addition, there are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three and nine months ended September 30, 2020, we did not record any material gains or losses related to these assets.
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

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$45.0	$45.0
Term loan facilities	254.8	256.5	265.2	266.6
5.125% Senior Notes due 2023	297.9	302.6	297.3	306.6
5.75% Senior Notes due 2024	697.7	701.5	697.3	708.8
5.75% Senior Notes due 2025	346.1	361.4	345.6	369.7
4.50% Senior Notes due 2028	784.6	804.0	491.7	519.4
4.75% Senior Notes due 2030	782.8	814.0	491.7	520.0
Other notes payable	40.2	40.2	44.7	44.7
Financial commitments:
Letters of credit	—	36.4	—	38.9
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
7.Share-Based Payments
During the nine months ended September 30, 2020, we issued a total of 0.4 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.
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
8.Income Taxes
Our Provision for income tax expense of $26.9 million and $34.3 million for the three months ended September 30, 2020 and 2019, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate. Our Provision for income tax expense of $65.8 million for the nine months ended September 30, 2020 primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls. Our Provision for income tax expense of $88.6 million for the nine months ended September 30, 2019 primarily resulted from the application of our estimated effective blended federal and state income tax rate, tax benefits resulting from share-based compensation windfalls and the deductibility of the June 2019 settlement discussed in Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2019 Form 10‑K.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Numerator:
Income from continuing operations	$100.1	$119.5	$257.1	$356.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.4)	(21.9)	(58.9)	(64.5)
Less: Income allocated to participating securities	(0.3)	(0.4)	(0.7)	(1.1)
Income from continuing operations attributable to Encompass Health common shareholders	77.4	97.2	197.5	290.6
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	—	—	(0.6)
Net income attributable to Encompass Health common shareholders	$77.4	$97.2	$197.5	$290.0
Denominator:
Basic weighted average common shares outstanding	98.7	97.8	98.5	98.1
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.78	$0.99	$2.01	$2.97
Discontinued operations	—	—	—	(0.01)
Net income	$0.78	$0.99	$2.01	$2.96

Diluted:
Numerator:
Income from continuing operations	$100.1	$119.5	$257.1	$356.2
Less: Net income attributable to noncontrolling interests included in continuing operations	(22.4)	(21.9)	(58.9)	(64.5)
Income from continuing operations attributable to Encompass Health common shareholders	77.7	97.6	198.2	291.7
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	—	—	(0.6)
Net income attributable to Encompass Health common shareholders	$77.7	$97.6	$198.2	$291.1
Denominator:
Diluted weighted average common shares outstanding	99.9	99.4	99.7	99.5
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$0.78	$0.98	$1.99	$2.94
Discontinued operations	—	—	—	(0.01)
Net income	$0.78	$0.98	$1.99	$2.93

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	98.7	97.8	98.5	98.1
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.6	1.2	1.4
Diluted weighted average common shares outstanding	99.9	99.4	99.7	99.5
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2019 Form 10‑K for additional information related to our common stock.
10.Contingencies and Other Commitments
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
11.Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 36 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of September 30, 2020, we operate 136 inpatient rehabilitation hospitals. We are the sole owner of 87 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 49 jointly owned hospitals. In addition, we manage three inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of September 30, 2020, we provide home health services in 242 locations and hospice services in 83 locations across 31 states with concentrations in the Southeast and Texas. In addition, one of these home health agencies operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 317 of these locations. We retain 50.0% to 81.0% ownership in the remaining eight jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
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

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation				Home Health and Hospice
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Net operating revenues	$899.4	$872.3	$2,633.1	$2,616.3	$274.5	$289.3	$796.9	$804.3
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	475.0	459.1	1,408.7	1,347.7	—	—	—	—
Other operating expenses	135.5	131.3	394.5	386.1	—	—	—	—
Supplies	45.3	37.0	126.9	109.3	—	—	—	—
Occupancy costs	15.3	17.0	46.0	49.1	—	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	—	121.8	136.4	389.4	372.8
Support and overhead costs	—	—	—	—	100.7	99.6	299.2	278.1
	671.1	644.4	1,976.1	1,892.2	222.5	236.0	688.6	650.9
Other income	(2.1)	(1.8)	(3.9)	(6.5)	—	—	—	—
Equity in net income of nonconsolidated affiliates	(0.9)	(1.0)	(2.1)	(4.5)	(0.1)	(0.2)	(0.4)	(1.0)
Noncontrolling interests	22.1	20.1	58.0	60.6	0.3	2.7	0.9	8.2
Segment Adjusted EBITDA	$209.2	$210.6	$605.0	$674.5	$51.8	$50.8	$107.8	$146.2

Capital expenditures	$90.4	$103.6	$262.6	$266.0	$0.5	$3.1	$2.6	$11.1

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of September 30, 2020
Total assets	$5,058.9	$1,611.9	$6,610.5
Investments in and advances to nonconsolidated affiliates	1.7	3.9	5.6
As of December 31, 2019
Total assets	$4,501.4	$1,612.8	$6,080.7
Investments in and advances to nonconsolidated affiliates	2.0	5.4	7.4

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
    Segment reconciliations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Segment Adjusted EBITDA	$261.0	$261.4	$712.8	$820.7
General and administrative expenses	(39.1)	(52.5)	(117.7)	(183.0)
Depreciation and amortization	(61.2)	(55.1)	(180.7)	(160.3)
Loss on disposal or impairment of assets	(7.5)	(0.9)	(10.6)	(3.3)
Government, class action, and related settlements	—	—	(2.8)	—
Loss on early extinguishment of debt	—	—	—	(2.3)
Interest expense and amortization of debt discounts and fees	(49.0)	(40.3)	(138.0)	(115.2)
Net income attributable to noncontrolling interests	22.4	21.9	58.9	64.5
SARs mark-to-market impact on noncontrolling interests	—	0.9	—	4.3
Change in fair market value of equity securities	0.4	—	0.3	1.2
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	19.2	2.2	19.2
Payroll taxes on SARs exercise	—	(0.8)	(1.5)	(1.0)
Income from continuing operations before income tax expense	$127.0	$153.8	$322.9	$444.8

	September 30, 2020	December 31, 2019
Total assets for reportable segments	$6,670.8	$6,114.2
Reclassification of deferred income tax liabilities to net deferred income tax assets	(60.3)	(33.5)
Total consolidated assets	$6,610.5	$6,080.7
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Inpatient rehabilitation:
Inpatient	$883.2	$850.6	$2,581.2	$2,550.0
Outpatient and other	16.2	21.7	51.9	66.3
Total inpatient rehabilitation	899.4	872.3	2,633.1	2,616.3
Home health and hospice:
Home health	223.3	238.9	649.9	681.1
Hospice	51.2	50.4	147.0	123.2
Total home health and hospice	274.5	289.3	796.9	804.3
Total net operating revenues	$1,173.9	$1,161.6	$3,430.0	$3,420.6

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2019, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 27, 2020 (collectively, the “2019 Form 10‑K”).
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
Executive Overview
Our Business
We are a national leader in integrated healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of September 30, 2020, our national footprint includes 39 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2019 Form 10‑K.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated and discharged, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 36 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of September 30, 2020, we operate 136 inpatient rehabilitation hospitals and manage three inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 77% of our Net operating revenues for the three and nine months ended September 30, 2020.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice business is the nation’s eleventh largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of September 30, 2020, we provide home health services in 242 locations and provide hospice services in 83 locations across 31 states, with concentrations in the Southeast and Texas. In addition, one of these home health agencies operates as a joint venture that we account for using the equity method of accounting. Our home health and hospice segment represents approximately 23% of our Net operating revenues for the three and nine months ended September 30, 2020.
2020 Overview
    During the three and nine months ended September 30, 2020, Net operating revenues increased 1.1% and 0.3%, respectively, over the same periods of 2019 due primarily to favorable pricing in the inpatient rehabilitation segment partially offset by decreased volumes in both segments and a pricing decrease in the home health and hospice segment. See “Results of Operations” and the “Segment Results of Operations” sections of this Item for additional volume and pricing information.

    Our growth efforts thus far in 2020 related to our inpatient rehabilitation segment have included the following:
•began operating our new 50-bed inpatient rehabilitation hospital in Murrieta, California in February 2020;
•began operating a 40-bed inpatient rehabilitation hospital in Coralville, Iowa with our joint venture partner, University of Iowa Health Care, in June 2020;
•began operating our new 40-bed inpatient rehabilitation hospital in Sioux Falls, South Dakota in June 2020;
•continued our capacity expansions by adding 89 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2020(1)	2021(1)	2022(1)
De novos:
Toledo, Ohio	40	—	—
Cumming, Georgia	—	50	—
North Tampa, Florida	—	50	—
Stockbridge, Georgia	—	50	—
Greenville, South Carolina	—	40	—
Pensacola, Florida	—	40	—
Shreveport, Louisiana	—	40	—
Waco, Texas	—	40	—
Libertyville, Illinois	—	—	60
St. Augustine, Florida	—	—	40
Lakeland, Florida	—	—	50
Clermont, Florida	—	—	50
Naples, Florida	—	—	50
Cape Coral, Florida	—	—	40
Jacksonville, Florida	—	—	50
Joint ventures:
San Angelo, Texas	—	40	—
Knoxville, Tennessee	—	—	73
(1) Certain development projects may be delayed due to the COVID-19 pandemic.
We also continued our growth efforts in our home health and hospice segment. We acquired one home health location in Lynchburg, Virginia and began accepting patients at our home health location in Sebring, Florida and our new hospice location in Allen, Texas.
    We continued our shareholder distributions during the nine months ended September 30, 2020 by paying a quarterly cash dividend of $0.28 per share on our common stock in January, April, July, and October. On October 20, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on January 15, 2021 to stockholders of record on January 4, 2021. In addition, prior to mid-March 2020, we repurchased 0.1 million shares of our common stock in the open market for approximately $4.9 million. For additional information see the “Liquidity and Capital Resources” section of this Item.
COVID-19 Pandemic
    The rapid onset of the COVID-19 outbreak in the United States has resulted in significant changes to our operating environment. The willingness and ability of patients to seek healthcare services has been negatively affected by restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders. Elective procedures have been postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Patients recovering from elective surgeries have historically represented approximately 15% of our home health admissions. While not a significant percentage of our inpatient rehabilitation population, we treat patients recovering from elective surgery with multiple comorbidities that qualify for inpatient rehabilitation care. It is also believed that many in need of treatment for more severe medical conditions chose not to seek care because of fear of infection. These changes to the healthcare environment, along with the factors noted in the “Results of Operations” section of this Item, caused decreased patient volumes in both our inpatient rehabilitation and home health and hospice segments beginning in mid-March and continuing into the second and third quarters. We are also experiencing supply chain disruptions as a result of the COVID-19 pandemic, including increased procurement timelines. We have experienced and are likely to continue to experience significant price increases in medical supplies, particularly personal protective equipment (“PPE”). Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials. The federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic as described below in the “Key Challenges” section. These initiatives have given our hospitals and agencies the types of enhanced flexibilities they need to care for our patients and assist acute-care hospitals in maintaining hospital capacity in the current environment. The COVID-19 pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the ongoing nature of the COVID-19 pandemic, such as its rate of spread, duration, and geographic coverage; the status of testing capabilities, and the development of vaccines and other therapeutic remedies; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels, such as shelter-in-place orders, facility closures and quarantines; and our infectious disease prevention and control efforts.
While the operating environment for healthcare providers is continuously changing during this pandemic, we have taken the following steps to ensure the safety and well-being of our patients and employees:

✓	Staying current with the Centers for Disease Control and Prevention’s (the “CDC”) guidance on testing and the use of PPE, which is frequently updated
✓	Limiting visitors in our hospitals
✓	Screening everyone entering our hospitals and self-screening all home health and hospice employees
✓	Performing pre-visit telephone calls to assess risk factors within the home, including patient and caregiver health status
✓	Following social distancing recommendations in our therapy gyms and performing therapy in patient rooms, if needed
✓	Suspended most of the hospital-based outpatient services (we have resumed these services at some locations)
✓	Implemented work-at-home policies for home office and certain field personnel
✓	Halted all non-essential travel
    We also continue to take actions to enhance our operational and financial flexibility and ensure our long-term sustainability. Our executive team voluntarily reduced their base compensation for six months. In addition, we have:

✓	secured secondary sources of PPE and other medical supplies, at times paying premium prices;
✓	aligned staffing with patient demand;
✓	amended our senior credit facility in April 2020 (primarily provided covenant relief due to disruptions from the COVID-19 pandemic);
✓	issued an additional $300 million of our 4.50% Senior Notes due 2028 (the “2028 Notes”) and an additional $300 million of our 4.75% Senior Notes due 2030 (the “2030 Notes”) in May 2020;
✓	issued $400 million of 4.625% Senior Notes due 2031 (the “2031 Notes”) in October 2020;
✓	issued notice for redemption of all $700 million in outstanding principal amount of the 5.75% Senior Notes due 2024 (the “2024 Notes”) that will settle on November 1, 2020;
✓	developed plans for reducing capital expenditures; and
✓	not purchased any shares under our authorized share repurchase program since mid-March.
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
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals and agencies. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” to the 2019 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes”, have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute or “appeal” most of these denials, and for claims we choose to take to administrative law judge (“ALJ”) hearings, we have historically experienced a success rate of 70%. This historical success rate is a component of our estimate of transaction price utilized in determining Net operating revenues. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. If current OHMA practices continue, an increased number of unfavorable ALJ decisions could have a negative effect on our long-term ALJ success rate. We are exploring various remedies to counter such negative effects. We believe it is too early to determine what impact, if any, these recent changes in the appeals process will have on our historical success rate or Net operating revenues. For additional details, see Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the 2019 Form 10‑K.
•Changes to Our Operating Environment Resulting from the COVID-19 pandemic. As discussed above, the COVID-19 pandemic has resulted in significant changes to our operating environment. In March 2020, the federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the COVID-19 pandemic.
Temporary suspension of the automatic 2% reduction of Medicare program payments, known as “sequestration”
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments for all healthcare providers. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2030. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspends the automatic 2% reduction of Medicare claim reimbursements for the period of May 1 through December 31, 2020. At this time, we cannot reasonably estimate the total impact of the suspension of sequestration on our revenues due to the ongoing volume volatility in both segments (see “Results of Operations” section of this Item). Through September 30, 2020, the impact of the suspension of sequestration on our inpatient rehabilitation and home health and hospice revenues was $21.9 million and $8.6 million, respectively.
Distribution of relief funds directly to healthcare providers

The CARES Act also authorized the cash distribution of relief funds from the Department of Health and Human Services (“HHS”) to healthcare providers. On April 10, 2020, HHS began distributing CARES Act relief funds, for which we did not apply, to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. We intend to refuse any additional CARES Act relief funds distributed in the future.
Temporary suspension of certain patient coverage criteria and documentation and care requirements
The CARES Act and a series of waivers and guidance issued by the Centers for Medicare and Medicaid Services (“CMS”) suspend various Medicare patient coverage criteria and documentation and care requirements until the public health emergency for the COVID-19 pandemic has ended. These efforts to provide regulatory relief help to ensure patients continue to have adequate access to care notwithstanding the burdens being placed on healthcare providers by the COVID-19 pandemic.
Inpatient Rehabilitation. Medicare pays our inpatient rehabilitation hospitals a fixed payment reimbursement amount per discharge under the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”) based on the patient’s rehabilitation impairment category established by CMS and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations, including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. The CARES Act regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of three hours of therapy per day for five days per week. Additionally, CMS has waived certain of the requirements that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions and the requirement for a physician to conduct and document a post-admission evaluation (as defined and discussed below, the 2021 Final IRF Rule removed the post-admission evaluation requirement from the inpatient rehabilitation coverage criteria effective October 1, 2020). CMS has also issued a waiver to permit the rehabilitation physician to conduct face-to-face visits using telehealth.
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
On March 30, 2020, CMS announced a pause of certain claims processing requirements for the Home Health Review Choice Demonstration (“RCD”) in Illinois, Ohio, and Texas until the Public Health Emergency for the COVID-19 pandemic has ended. CMS offered home health agencies the option of continuing their participation in the RCD, which we elected to do. On August 31, 2020, CMS resumed the demonstration in Illinois, Ohio, and Texas and began phasing in participation in North Carolina and Florida. We operate agencies (representing approximately 44% of our home health Medicare claims) in these five states.
On March 30, 2020, CMS also suspended most medical reviews, including pre-payment medical reviews by MACs under the Targeted Probe and Educate (“TPE”) initiative and post-payment reviews conducted by MACs, Supplemental Medical Review Contractors and Recovery Audit Contractors (“RACs”) until the Public Health Emergency for the COVID-19 pandemic has ended. On July 7, 2020, CMS announced it will discontinue exercising enforcement discretion and will allow medical reviews to resume on or after August 3, 2020. Through September 30, 2020, our MACs have not resumed reviews under TPE. Certain of our RACs have resumed post-payment reviews.
These regulatory actions provide flexibility to our hospitals and agencies to care for patients and assist acute-care hospitals in maintaining hospital capacity during the COVID-19 pandemic when the otherwise applicable rules would likely have constrained our ability to do so.
•Changes to Our Operating Environment Resulting from Healthcare Reform. On August 4, 2020, CMS released its Notice of Final Rulemaking for Fiscal Year 2021 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2021 Final IRF Rule”). The 2021 Final IRF Rule implements a net 2.4% market basket increase effective for discharges between October 1, 2020 and September 30, 2021. The 2021 Final IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-

related share values. The 2021 Final IRF Rule updates case-mix group relative weights and average lengths of stay values. The 2021 Final IRF Rule also removes the post-admission physician evaluation requirement for all IRF discharges beginning on or after October 1, 2020, codifies certain inpatient rehabilitation coverage documentation requirements, and, under certain conditions, allows the use of non-physician practitioners to perform the IRF services and documentation requirements for one of the three required face-to-face physician visits in a patient’s second and subsequent weeks in an IRF stay. As discussed above and in the “Results of Operations” section of the Item, the COVID-19 pandemic has significantly impacted our patient mix, and we expect this to continue for the remainder of 2020. As such, the ability to accurately estimate the impact of the 2021 Final IRF Rule is limited. Based on our analysis that utilizes, among other things, the acuity of our patients over the twelve-month period ended September 30, 2020, our experience with outlier payments over this same time frame, and other factors, we believe the 2021 Final IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.3% effective October 1, 2020.
On October 29, 2020, CMS released its Notice of Final Rulemaking for Calendar Year 2021 for home health agencies under the home health prospective payment system (the “2021 Final HH Rule”). The 2021 Final HH Rule will implement a net 2.0% market basket increase (market basket update of 2.3% reduced by a productivity adjustment of 0.3%) and make changes to the underlying wage index system. The 2021 Final HH Rule does not implement any additional payment changes as behavioral adjustments for 2021 due to lack of data and the COVID-19 pandemic, nor does it update the case-mix weights, low-utilization payment adjustment thresholds or outlier fixed-dollar loss ratio for 2021. Making the previously temporary COVID-19 pandemic-related relief permanent, the 2021 Final HH Rule authorizes the use of telecommunications technologies in providing care to beneficiaries under the Medicare home health benefit, as long as the telecommunications technology meets certain criteria and does not replace in-person visits. We are in the process of evaluating the details of the 2021 Final HH Rule and cannot yet estimate its impact on our business, including our Medicare home health payment rates effective for 30-day payment periods ending on or after January 1, 2021.
•Maintaining Strong Volume Growth. In addition to the factors described in our 2019 Form 10‑K and as discussed above, beginning in March, we experienced significant volume decreases in both segments which we believe resulted from a number of conditions related to the COVID-19 pandemic as discussed in the “Results of Operations” section of this Item. While most of our markets have substantially recovered, a current or future resurgence of COVID-19 infections could cause disruptions to our volume growth.
•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, to the 2019 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.
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

Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	69.9%	75.3%	69.8%	75.3%
Medicare Advantage	14.5%	10.3%	14.8%	10.3%
Managed care	9.2%	8.4%	9.0%	8.3%
Medicaid	3.6%	2.8%	3.4%	2.8%
Other third-party payors	0.9%	1.0%	0.9%	1.0%
Workers’ compensation	0.4%	0.6%	0.5%	0.7%
Patients	0.5%	0.5%	0.5%	0.5%
Other income	1.0%	1.1%	1.1%	1.1%
Total	100.0%	100.0%	100.0%	100.0%
    Medicare as a percentage of revenue decreased during the three and nine months ended September 30, 2020 as compared to the same periods of 2019 primarily due to the COVID-19 pandemic, as discussed below. Within the inpatient rehabilitation segment, Medicare Advantage as a percentage of revenue increased during the three and nine months ended September 30, 2020 as compared to the same periods of 2019 due in part from suspension of prior authorization requirements. For additional discussion by segment, see the “Segment Results of Operations” section of this Item.
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2019 Form 10‑K.

Our Results
For the three and nine months ended September 30, 2020 and 2019, our consolidated results of operations were as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues	$1,173.9	$1,161.6	1.1%	$3,430.0	$3,420.6	0.3%
Operating expenses:
Salaries and benefits	664.9	660.8	0.6%	1,995.9	1,904.5	4.8%
Other operating expenses	163.4	156.6	4.3%	471.3	456.5	3.2%
Occupancy costs	20.3	21.8	(6.9)%	60.8	61.7	(1.5)%
Supplies	52.5	42.9	22.4%	148.8	124.7	19.3%
General and administrative expenses	39.1	52.5	(25.5)%	117.7	183.0	(35.7)%
Depreciation and amortization	61.2	55.1	11.1%	180.7	160.3	12.7%
Government, class action, and related settlements	—	—	—%	2.8	—	N/A
Total operating expenses	1,001.4	989.7	1.2%	2,978.0	2,890.7	3.0%
Loss on early extinguishment of debt	—	—	—%	—	2.3	(100.0)%
Interest expense and amortization of debt discounts and fees	49.0	40.3	21.6%	138.0	115.2	19.8%
Other income	(2.5)	(21.0)	(88.1)%	(6.4)	(26.9)	(76.2)%
Equity in net income of nonconsolidated affiliates	(1.0)	(1.2)	(16.7)%	(2.5)	(5.5)	(54.5)%
Income from continuing operations before income tax expense	127.0	153.8	(17.4)%	322.9	444.8	(27.4)%
Provision for income tax expense	26.9	34.3	(21.6)%	65.8	88.6	(25.7)%
Income from continuing operations	100.1	119.5	(16.2)%	257.1	356.2	(27.8)%
Loss from discontinued operations, net of tax	—	—	—%	—	(0.6)	(100.0)%
Net income	100.1	119.5	(16.2)%	257.1	355.6	(27.7)%
Less: Net income attributable to noncontrolling interests	(22.4)	(21.9)	2.3%	(58.9)	(64.5)	(8.7)%
Net income attributable to Encompass Health	$77.7	$97.6	(20.4)%	$198.2	$291.1	(31.9)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Salaries and benefits	56.6%	56.9%	58.2%	55.7%
Other operating expenses	13.9%	13.5%	13.7%	13.3%
Occupancy costs	1.7%	1.9%	1.8%	1.8%
Supplies	4.5%	3.7%	4.3%	3.6%
General and administrative expenses	3.3%	4.5%	3.4%	5.3%
Depreciation and amortization	5.2%	4.7%	5.3%	4.7%
Government, class action, and related settlements	—%	—%	0.1%	—%
Total operating expenses	85.3%	85.2%	86.8%	84.5%

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
Net Operating Revenues
Our consolidated Net operating revenues increased in the three and nine months ended September 30, 2020 over the same periods of 2019 primarily due to favorable pricing in our inpatient rehabilitation segment partially offset by decreased volumes in both segments and a pricing decrease in the home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
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
Inpatient rehabilitation patient census and home health starts of episodes reached a low point the week ended April 12 (Easter weekend). By the end of the third quarter of 2020, volumes in both of our segments had substantially recovered although we continue to experience COVID-related challenges in certain geographic markets. The states of Florida and Texas are current examples of this where we have concentrations in both segments.
Salaries and Benefits
In April 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the COVID-19 pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we accrued approximately $43 million in salary and benefits expense in the second quarter of 2020 in connection with this award (approximately $29 million in the inpatient rehabilitation segment; approximately $14 million in the home health and hospice segment).
Salaries and benefits in terms of dollars and as a percent of Net operating revenues increased during the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to salary increases for our employees, the award of additional PTO to employees in response to the COVID-19 pandemic as discussed above, the ramp up of new stores, and declining employee productivity during the second quarter of 2020 due to the impact of the COVID-19 pandemic. See additional discussion in the “Segment Results of Operations” section of this Item.
Salaries and benefits are expected to increase in the fourth quarter of 2020 due to an approximate 2.75% merit increase provided to our nonmanagement hospital employees effective in October 2020.
Other Operating Expenses
As a percent of Net operating revenues, Other operating expenses increased during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to the COVID-19 pandemic related impact on patient volumes and increased lab costs, offset by lower travel and entertainment costs.
Supplies
Supplies increased in terms of dollars and as a percent of revenue during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to increased utilization and cost of medical supplies, including PPE, due to the COVID-19 pandemic. We expect to continue to see increased utilization and cost of medical supplies in 2020 as a result of the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses decreased in terms of dollars and as a percent of revenue during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to decreased expenses associated with stock appreciation rights. For additional information on stock appreciation rights, see Note 7, Share-Based Payments, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Depreciation and Amortization
Depreciation and amortization increased during the three and nine months ended September 30, 2020 compared to the same periods of 2019 due to our capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily resulted from the issuances of our 2028 Notes and 2030 Notes in September 2019 and May 2020 partially offset by the November 2019 redemption of our 5.75% Senior Notes due 2024. For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Other Income
Other income decreased during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to the $19.2 million gain resulting from our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value in July 2019. See Note 1, Basis of Presentation, “Consolidation,” to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations decreased during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to the decrease in earnings, as discussed in the “Segment Results of Operations” section of this Item.
Provision for Income Tax Expense
Our Provision for income tax expense decreased during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to lower Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $45 million to $65 million, net of refunds, for 2020. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2020.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.2 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	65.8%	71.5%	66.0%	72.4%
Medicare Advantage	15.7%	10.9%	15.9%	10.6%
Managed care	10.7%	10.0%	10.4%	9.8%
Medicaid	4.3%	3.2%	3.9%	3.1%
Other third-party payors	1.2%	1.4%	1.2%	1.2%
Workers’ compensation	0.5%	0.8%	0.6%	0.8%
Patients	0.6%	0.7%	0.6%	0.7%
Other income	1.2%	1.5%	1.4%	1.4%
Total	100.0%	100.0%	100.0%	100.0%
    As discussed above, Medicare Advantage as a percentage of revenue increased during the three and nine months ended September 30, 2020 as compared to the same periods of 2019 due in part from suspension of prior authorization requirements.

Additional information regarding our inpatient rehabilitation segment’s operating results for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$883.2	$850.6	3.8%	$2,581.2	$2,550.0	1.2%
Outpatient and other	16.2	21.7	(25.3)%	51.9	66.3	(21.7)%
Inpatient rehabilitation segment revenues	899.4	872.3	3.1%	2,633.1	2,616.3	0.6%
Operating expenses:
Salaries and benefits	475.0	459.1	3.5%	1,408.7	1,347.7	4.5%
Other operating expenses	135.5	131.3	3.2%	394.5	386.1	2.2%
Supplies	45.3	37.0	22.4%	126.9	109.3	16.1%
Occupancy costs	15.3	17.0	(10.0)%	46.0	49.1	(6.3)%
Other income	(2.1)	(1.8)	16.7%	(3.9)	(6.5)	(40.0)%
Equity in net income of nonconsolidated affiliates	(0.9)	(1.0)	(10.0)%	(2.1)	(4.5)	(53.3)%
Noncontrolling interests	22.1	20.1	10.0%	58.0	60.6	(4.3)%
Segment Adjusted EBITDA	$209.2	$210.6	(0.7)%	$605.0	$674.5	(10.3)%

	(Actual Amounts)
Discharges	45,962	46,669	(1.5)%	135,394	138,957	(2.6)%
Net patient revenue per discharge	$19,216	$18,226	5.4%	$19,064	$18,351	3.9%
Outpatient visits	51,968	86,395	(39.8)%	137,471	292,989	(53.1)%
Average length of stay (days)	13.0	12.6	3.2%	13.0	12.6	3.2%
Occupancy %	68.8%	69.2%	(0.6)%	67.8%	69.6%	(2.6)%
# of licensed beds	9,437	9,219	2.4%	9,437	9,219	2.4%
Full-time equivalents*	22,147	22,037	0.5%	21,758	21,651	0.5%
Employees per occupied bed	3.44	3.48	(1.1)%	3.42	3.41	0.3%
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

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Salaries and benefits	52.8%	52.6%	53.5%	51.5%
Other operating expenses	15.1%	15.1%	15.0%	14.8%
Supplies	5.0%	4.2%	4.8%	4.2%
Occupancy costs	1.7%	1.9%	1.7%	1.9%
Total operating expenses	74.6%	73.9%	75.0%	72.3%
Net Operating Revenues
Inpatient revenue increased during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily due to favorable pricing partially offset by decreased volumes. Same-store discharges declined 2.8% and 4.5% during the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019 primarily due to the COVID-19 pandemic. Discharge growth from new stores during the three months ended September 30, 2020 resulted from our joint ventures in Boise, Idaho (July 2019) and Coralville, Iowa (June 2020) and wholly owned hospitals in Katy, Texas (September 2019), Murrieta, California (February 2020) and Sioux Falls, South Dakota (June 2020). Discharge growth from new stores during the nine months ended September 30, 2020 also resulted from our joint venture in Lubbock, Texas (May 2019) and a joint venture hospital in Yuma, Arizona changing from the equity method of accounting to a consolidated entity effective July 1, 2019. Growth in net patient revenue per discharge during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily resulted from a higher acuity patient mix and the temporary suspension of sequestration starting in May 2020.
The decrease in outpatient and other revenue during the three and nine months ended September 30, 2020 compared to the same periods of 2019 resulted from the COVID-19 pandemic related suspension of hospital-based outpatient services in mid-March 2020 and the closure of certain hospital-based outpatient programs in 2019.
    See Note 2, Business Combinations, and Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding the joint ventures discussed above.
Adjusted EBITDA
The decrease in Adjusted EBITDA during the three and nine months ended September 30, 2020 compared to the same periods of 2019 primarily resulted from COVID-19 pandemic related impacts on patient volumes and medical supplies as discussed above. The decrease in Adjusted EBITDA during the nine months ended September 30, 2020 compared to the same period of 2019 was also impacted by the award of additional paid time off to employees in response to the COVID-19 pandemic, as discussed above, plus the ramp up of new stores. Higher expense trends resulting from the COVID-19 pandemic, as discussed above, have continued into October and could lead to a reduction in inpatient rehabilitation segment Adjusted EBITDA.

Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Medicare	83.3%	85.8%	82.6%	85.1%
Medicare Advantage	10.8%	8.7%	11.1%	9.6%
Managed care	4.5%	3.6%	4.5%	3.3%
Medicaid	1.2%	1.7%	1.5%	1.7%
Workers’ compensation	0.1%	0.1%	0.1%	0.1%
Patients	0.1%	—%	0.1%	0.1%
Other income	—%	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019	2020 vs. 2019
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$223.3	$238.9	(6.5)%	$649.9	$681.1	(4.6)%
Hospice	51.2	50.4	1.6%	147.0	123.2	19.3%
Home health and hospice segment revenues	274.5	289.3	(5.1)%	796.9	804.3	(0.9)%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	121.8	136.4	(10.7)%	389.4	372.8	4.5%
Support and overhead costs	100.7	99.6	1.1%	299.2	278.1	7.6%
Equity in net income of nonconsolidated affiliates	(0.1)	(0.2)	(50.0)%	(0.4)	(1.0)	(60.0)%
Noncontrolling interests	0.3	2.7	(88.9)%	0.9	8.2	(89.0)%
Segment Adjusted EBITDA	$51.8	$50.8	2.0%	$107.8	$146.2	(26.3)%

	(Actual Amounts)
Home health:
Admissions	40,765	42,174	(3.3)%	118,082	117,946	0.1%
Recertifications	29,830	30,213	(1.3)%	84,711	86,624	(2.2)%
Episodes	68,261	72,016	(5.2)%	197,067	202,523	(2.7)%
Revenue per episode	$2,910	$2,980	(2.3)%	$2,913	$2,997	(2.8)%
Episodic visits per episode	16.4	17.3	(5.2)%	16.7	17.3	(3.5)%
Total visits	1,300,866	1,425,323	(8.7)%	3,857,642	4,059,295	(5.0)%
Cost per visit	$75	$78	(3.8)%	$81	$76	6.6%
Hospice:
Admissions	3,354	2,884	16.3%	9,530	7,586	25.6%
Patient days	346,019	353,549	(2.1)%	1,017,071	852,072	19.4%
Average daily census	3,761	3,843	(2.1)%	3,712	3,121	18.9%
Revenue per day	$148	$142	4.2%	$144	$145	(0.7)%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	44.4%	47.1%	48.9%	46.4%
Support and overhead costs	36.7%	34.4%	37.5%	34.6%
Total operating expenses	81.1%	81.6%	86.4%	80.9%
Net Operating Revenues
    The decline in home health revenue during the three months and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily driven by decreased volumes and pricing. Same-store admissions declined 4.6% and

6.9% during the three and nine months ended September 30, 2020, respectively, compared to the same periods of 2019 primarily due to the COVID-19 pandemic. New-store admissions growth for the three months ended September 30, 2020 primarily resulted from one acquired location in Virginia (Q1 2020) and one de novo location in Florida (Q2 2020). New-store admissions growth for the nine months ended September 30, 2020 primarily resulted from the acquisition of Alacare on July 1, 2019. Revenue per episode during the three and nine months ended September 30, 2020 compared to the same periods of 2019 was negatively impacted by the implementation of the Patient Driven Groupings Model (the “PDGM”) on January 1, 2020, the effects of which were exacerbated by the COVID-19 pandemic, offset by the temporary suspension of sequestration starting in May 2020.
    Hospice same-store admissions growth of 15.8% yielded a 1.6% increase in hospice revenue during the three months ended September 30, 2020 compared to the same period of 2019. Hospice revenue growth was impacted by a decrease in length of stay resulting from a change in patient mix. The percentage of our referrals from institutional settings increased while the percentage of referrals from senior living facilities decreased. Hospice revenue increased during the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to the acquisition of Alacare on July 1, 2019.
    See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K for information regarding the acquisition discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended September 30, 2020 compared to the same period of 2019 resulted from a decrease in cost of services as a percent of revenue. Cost of services decreased as percent of revenues for the three months ended September 30, 2020 compared to the same period of 2019 primarily due to changes in the clinician compensation structure implemented in May 2020. Support and overhead costs as a percent of revenues for the three months ended September 30, 2020 compared to the same period of 2019 increased primarily due to an increase in sales force full-time equivalents and increased administrative costs associated with the implementation of PDGM and the RCD program, as well as a decline in the revenue base.
The decrease in Adjusted EBITDA during the nine months ended September 30, 2020 compared to the same period of 2019 resulted from COVID-19 pandemic related impacts on patient volume as discussed above, a decrease in Medicare reimbursement rates primarily related to the implementation of PDGM, and an increase in Cost of services and Support and overhead costs as a percent of revenues. Cost of services as a percent of revenues for the nine months ended September 30, 2020 compared to the same period of 2019 increased primarily due to COVID-19 pandemic related impacts on patient volumes, staff productivity and medical supplies, as well as the award of additional paid-time-off to employees in response to the COVID-19 pandemic. Support and overhead costs as a percent of revenues for the nine months ended September 30, 2020 compared to the same period of 2019 increased due to the same factors as discussed above for the third quarter of 2020. Higher expense trends resulting from the COVID-19 pandemic, as discussed above, have continued into October and could lead to a reduction in home health and hospice segment Adjusted EBITDA.
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
To further enhance our liquidity and ensure availability under our credit agreement, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the COVID-19 pandemic. The amendment included, among other things, the carve-out of the COVID-19 pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement. In May 2020, we issued an additional $300 million of our existing 2028 Notes at a price of 99.0% of the principal amount and an additional $300 million of our existing 2030 Notes at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.

In October 2020, we issued $400 million aggregate principal amount of 2031 Notes. Also in October 2020, we issued notice for redemption of all $700 million in outstanding principal amount of the 2024 Notes. Pursuant to the terms of the 2024 Notes, this full redemption will settle on November 1, 2020 and will be made at a price of par. We plan to use the net proceeds from the 2031 Notes offering together with cash on hand to fund the redemption. We expect to record an approximate $2 million Loss on early extinguishment of debt in the fourth quarter of 2020.
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
Current Liquidity
As of September 30, 2020, we had $450.0 million in Cash and cash equivalents. This amount excludes $78.1 million in restricted cash ($57.2 million included in Restricted cash and $20.9 million included in Other long-term assets in our condensed consolidated balance sheet) and $73.9 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2019 Form 10‑K.
In addition to Cash and cash equivalents, as of September 30, 2020, we had approximately $964 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of September 30, 2020, the maximum leverage ratio requirement per our credit agreement was 5.50x and the minimum interest coverage ratio requirement was 2.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended September 30, 2020, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of September 30, 2020.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$425.0	$419.7
Net cash used in investing activities	(264.8)	(511.7)
Net cash provided by financing activities	208.3	472.3
Increase in cash, cash equivalents, and restricted cash	$368.5	$380.3
Operating activities. The increase in Net cash provided by operating activities for the nine months ended September 30, 2020 compared to the same period of 2019 primarily resulted from the timing of and increase in payroll accruals offset by a decrease in Net income due to the impact of the COVID-19 pandemic on our operations (see the “Results of Operations” section of this Item). The increase in payroll accruals was attributable to the award of additional PTO to employees during the second quarter of 2020 in response to the COVID-19 pandemic and the deferral of payroll taxes resulting from government relief efforts during the COVID-19 pandemic.

Investing activities. The decrease in Net cash used in investing activities during the nine months ended September 30, 2020 compared to the same period of 2019 primarily resulted from the acquisition of Alacare during the third quarter of 2019. See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Financing activities. The decrease in Net cash provided by financing activities during the nine months ended September 30, 2020 compared to the same period of 2019 primarily resulted from the public offering of $1.0 billion of senior notes in September 2019 offset by higher cash used for principal payments on net debt and repurchases of common stock during 2019. For additional information, see Note 4, Long-term Debt, and Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2019 Form 10‑K.
Contractual Obligations
Our consolidated contractual obligations as of September 30, 2020 are as follows (in millions):

	Total	October 1 through December 31, 2020	2021 - 2022	2023 - 2024	2025 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$3,204.1	$3.6	$41.5	$1,237.5	$1,921.5
Interest on long-term debt (b)	855.7	33.7	268.6	234.5	318.9
Finance lease obligations (c)	606.6	12.5	97.8	90.5	405.8
Operating lease obligations (d)	365.8	13.4	114.4	83.1	154.9
Purchase obligations (e)	119.6	17.6	73.1	22.4	6.5
Other long-term liabilities (f)(g)	3.3	0.1	0.5	0.4	2.3
Total	$5,155.1	$80.9	$595.9	$1,668.4	$2,809.9
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
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of September 30, 2020. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
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
(f)    Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-

party billing audits, and deferred income taxes. For more information, see Note 11, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2019 Form 10‑K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
(g)    The table above does not include Redeemable noncontrolling interests of $34.0 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the nine months ended September 30, 2020, we made capital expenditures of approximately $265 million for property and equipment, capitalized software, and other intangible assets. These expenditures are exclusive of approximately $1 million in net cash related to our acquisition activity. During 2020, we expect to spend approximately $410 million to $450 million for capital expenditures. Approximately $155 million to $165 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. Actual amounts spent will be dependent upon the timing of development projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2019, February 2020, May 2020 and July 2020, our board of directors declared cash dividends of $0.28 per share that were paid in January 2020, April 2020, July 2020, and October 2020, respectively. On October 20, 2020, our board of directors declared a cash dividend of $0.28 per share, payable on January 15, 2021 to stockholders of record on January 4, 2021. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of September 30, 2020, approximately $199 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. In the first quarter of 2020 prior to mid-March, we repurchased 0.1 million shares of our common stock in the open market for approximately $4.9 million under this repurchase authorization using cash on hand. From mid-March through the end of the third quarter, in response to the uncertainty resulting from the COVID-19 pandemic, we have not purchased any shares under this repurchase authorization.
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
Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of September 30, 2020.

Nine Months Ended September 30, 2020
(In Millions)
Net operating revenues	$2,527.6
Intercompany revenues generated from non-guarantor subsidiaries	14.3
Total net operating revenues	$2,541.9

Operating expenses	$2,237.1
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	23.0
Total operating expenses	$2,260.1

Income from continuing operations	$116.2
Net income	$116.2
Net income attributable to Encompass Health	$115.8

	As of September 30, 2020	As of December 31, 2019
	(In Millions)
Total current assets	$948.2	$556.7

Property and equipment, net	$1,491.3	$1,385.9
Goodwill	1,973.6	1,972.7
Intercompany receivable due from non-guarantor subsidiaries	155.9	118.4
Other noncurrent assets	750.0	790.7
Total noncurrent assets	$4,370.8	$4,267.7

Total current liabilities	$554.0	$604.4

Long-term debt, net of current portion	$3,500.9	$2,981.7
Other noncurrent liabilities	287.1	253.5
Total noncurrent liabilities	$3,788.0	$3,235.2

Redeemable noncontrolling interests	$—	$208.2

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

Our Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$100.1	$119.5	$257.1	$355.6
Loss from discontinued operations, net of tax, attributable to Encompass Health	—	—	—	0.6
Net income attributable to noncontrolling interests	(22.4)	(21.9)	(58.9)	(64.5)
Provision for income tax expense	26.9	34.3	65.8	88.6
Interest expense and amortization of debt discounts and fees	49.0	40.3	138.0	115.2
Government, class action, and related settlements	—	—	2.8	—
Loss on disposal or impairment of assets	7.5	0.9	10.6	3.3
Depreciation and amortization	61.2	55.1	180.7	160.3
Loss on early extinguishment of debt	—	—	—	2.3
Stock-based compensation expense	8.3	21.7	25.3	87.0
Transaction costs	—	1.0	—	2.0
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	(19.2)	(2.2)	(19.2)
SARs mark-to-market impact on noncontrolling interests	—	(0.9)	—	(4.3)
Change in fair market value of equity securities	(0.4)	—	(0.3)	(1.2)
Payroll taxes on SARs exercise	—	0.8	1.5	1.0
Adjusted EBITDA	$230.2	$231.6	$620.4	$726.7
Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$425.0	$419.7
Interest expense and amortization of debt discounts and fees	138.0	115.2
Equity in net income of nonconsolidated affiliates	2.5	5.5
Net income attributable to noncontrolling interests in continuing operations	(58.9)	(64.5)
Amortization of debt-related items	(5.1)	(3.1)
Distributions from nonconsolidated affiliates	(2.8)	(4.8)
Current portion of income tax expense	71.5	67.8
Change in assets and liabilities	47.7	185.4
Cash used in operating activities of discontinued operations	0.2	4.6
Transaction costs	—	2.0
SARs mark-to-market impact on noncontrolling interests	—	(4.3)
Change in fair market value of equity securities	(0.3)	(1.2)
Payroll taxes on SARs exercise	1.5	1.0
Other	1.1	3.4
Adjusted EBITDA	$620.4	$726.7
For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.

Recent Accounting Pronouncements
    For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of September 30, 2020, our primary variable rate debt outstanding related to $254.8 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.4 million over the next 12 months.
See Note 4, Long-term Debt, and Note 6, Fair Value Measurements, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, for additional information regarding our long-term debt.
Item 4.Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended September 30, 2020 that have a material effect on our Internal Control over Financial Reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
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

Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2019 (the “2019 Form 10‑K”) and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2019 Form 10-K and Part II, Item 1A, Risk Factors, of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. However, the risk factor related to the ongoing COVID-19 pandemic has been updated below to include more recent developments. Certain other information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.
The novel coronavirus disease 2019 (“COVID-19”) pandemic has significantly affected and will continue to significantly affect our operations, business, and financial condition, and our liquidity could be negatively impacted, particularly if the operations of a significant number of acute-care hospitals and physician practices are disrupted for a lengthy period of time.
The COVID-19 pandemic has significantly affected and will continue to significantly affect our facilities, employees, business operations, and financial performance, as well as the United States economy and financial markets. The COVID-19 pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the rate of spread, duration and geographic coverage of the COVID-19 pandemic, the status of testing capabilities, and the development of vaccines and therapeutic remedies; the legal, regulatory and administrative developments related to the pandemic at federal, state, and local levels, such as shelter-in-place orders, facility closures and quarantines; and the infectious disease prevention and control efforts of the Company, governments and third parties. We began experiencing a negative impact on our operations and financial results in March 2020, which has continued into the second and third quarters. It is likely the COVID-19 pandemic will continue to significantly affect our financial performance, such as supply expenses, for at least the third and fourth quarters of 2020.
Specifically, beginning in mid-March and continuing into the second and third quarters, we experienced decreased patient volumes in both of our operating segments which we believe resulted from a number of conditions related to the COVID-19 pandemic negatively affecting willingness and ability of patients to seek healthcare services including: reduction in elective procedures by acute-care hospitals and physician practices, restrictive governmental measures, such as travel bans, social distancing requirements, quarantines and shelter-in-place orders, and patient and caregiver fear of infection. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the COVID-19 pandemic, both of which negatively affected pricing for home health.
We believe one of the primary drivers of our reduced volumes is the significant reduction in volumes of elective procedures by acute-care hospitals and physician practices. There is also reason to believe patients, because of fear of infection, have delayed or foregone treatment for conditions, such as stroke and heart attack, that are non-elective in nature. As a reminder, a large number of patients are referred to us following procedures or treatment at acute-care hospitals. Other factors related to the COVID-19 pandemic that have led to decreasing patient volumes include: lower acute-care hospital censuses due to shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock downs of assisted living facilities that prevent our home care and hospice clinicians and other care providers from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. Significant outbreaks of COVID-19 in our markets, hospitals or large acute-care referral sources could further increase patient anxiety and unwillingness to seek treatment from us or otherwise limit referrals. These factors have contributed, and could in the future contribute, to a decline in new patients for both of our operating segments as well as decreases in visits per episode and institutional referrals in our home health segment.
Additionally, we are experiencing supply chain disruptions as a result of the COVID-19 pandemic, including shortages and delays, and we have experienced, and are likely to continue to experience, significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or “PPE.” Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials as well as higher prices for supplies in shortage. Shortages of essential PPE and pharmaceutical and medical supplies may also limit our ability to admit and treat patients.
Our operations and financial results have been and may in the future be adversely affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family members (social distancing, quarantines and shelter-in-place orders). Staffing shortages have limited, and may in the future limit, our ability to admit additional patients at a given facility or agency. Delays in obtaining COVID-19 test results may also adversely affect employee availability. In addition to staffing shortages, significant outbreaks or PPE shortages in our markets or hospitals may reduce employee morale or create labor unrest or other workforce disruptions. Staffing shortages or employee relations issues related to COVID-19 may lead to increased compensation expenses and limitations on the ability to admit new patients. In April, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the COVID-19 pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we accrued approximately $43 million in salary and benefits expense during the second quarter in connection with this award. We may also experience additional benefit costs related to increased workers’ compensation claims and group health insurance expenses as a result of the COVID-19 pandemic.
Our operations and financial results may be further adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the United States healthcare system, which, if adopted, could result in direct or indirect restrictions on our business, potentially adversely affecting our financial condition, results of operations and cash flow. State and local executive actions in response to the COVID-19 pandemic, such as shelter-in-place orders, facility closures and quarantines, have in the past, and could in the future, impair our ability to operate or prevent people from seeking care from us. For example, local health departments have restricted our ability to take patients in certain markets for periods of time in reaction to perceived COVID-19 outbreaks.
We may also be subject to lawsuits from patients, employees and others exposed to COVID-19 at our facilities. For example, suits on behalf of two former patients alleging COVID-19 exposure have been brought against one of our hospitals. Such actions may involve large damage claims as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.
Additionally, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), signed into law on March 27, 2020, authorized the cash distribution of relief funds to healthcare providers in response to the COVID-19 pandemic. On April 10, 2020, HHS began distributing CARES Act relief funds, for which we did not apply, to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. We intend to refuse any additional CARES Act relief funds distributed in the future.
The foregoing and other disruptions to our business as a result of the COVID-19 pandemic have had and are likely to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, assessing the CARES Act and numerous regulatory changes and formulating our response to the COVID-19 pandemic have required our management to devote extensive resources and are likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also have the effect of heightening many of the other risks described in this report and the risk factors disclosed in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended September 30, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 through July 31, 2020	1,070	$63.47	—	$199,253,887
August 1 through August 31, 2020	—	—	—	199,253,887
September 1 through September 30, 2020	—	—	—	199,253,887
Total	1,070	63.47	—
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program, if any, as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In July, 799 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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
Item 6.Exhibits
See the Exhibit Index immediately following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	November 2, 2020

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

4.1
Tenth Supplemental Indenture, dated as of October 5, 2020, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Encompass Health’s Current Report on Form 8-K filed on October 5, 2020).

10.1	Encompass Health Corporation Fifth Amended and Restated Change in Control Benefits Plan.+

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract or compensatory plan or arrangement.