Form 10-K
period 2020-12-31
Encompass Health Corp
filed 2021-02-26
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒        Accelerated filer ☐        Emerging growth company ☐
    Non-Accelerated filer ☐        Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.0 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant have been deemed to be affiliates. There were 99,265,706 shares of common stock of the registrant outstanding, net of treasury shares, as of February 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s 2021 annual meeting of stockholders is incorporated by reference in Part III to the extent described therein.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
AND SUMMARY OF RISK FACTORS
This annual report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, the spread and impact of the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy and ongoing strategic review, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ materially from those estimated by us include, but are not limited to, each of the factors discussed in Item 1A, Risk Factors, summarized in the list below, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-K, in our other SEC filings from time to time, or in materials incorporated therein by reference.
Risks Related to the Strategic Review of Our Home Health and Hospice Business
•Our ongoing strategic review exposes us to a number of risks and uncertainties, including diversion of management’s time to the process; the incurrence of significant expenses associated with the review and pursuit of any transaction; increased difficulties in attracting, retaining or motivating key management personnel; exposure to potential litigation; and inability to realize anticipated benefits from a potential transaction or other strategic alternative involving our home health and hospice business, any of which could adversely affect our business, financial results or condition, or stock price.
Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic Risks
•A pandemic, epidemic, or other widespread outbreak of an infectious disease or other public health crisis could decrease our patient volumes, pricing, and revenues, lead to staffing and supply shortages and associated cost increases, otherwise interrupt operations, or lead to increased litigation risk and, in the case of the COVID-19 pandemic, has already done so in many instances.
•Governmental actions in response to the COVID-19 pandemic, such as shelter-in-place orders, new workplace regulations, facility closures and quarantines, could reduce volumes and otherwise impair our ability to operate and provide care and in many instances already have done so.
•Our ability to maintain infectious disease prevention and control efforts that are required and effectively minimize the spread of COVID-19 among patients and employees could decrease our patient volumes and revenues, lead to staffing shortages or otherwise interrupt operations, or lead to increased litigation risk.
Reimbursement Risks
•Reductions or delays in, or suspension of, reimbursement for our services by governmental or private payors, including our inability to obtain and retain favorable arrangements with third-party payors, could decrease our revenues and adversely affect other operating results.
•Restrictive interpretations of the regulations governing the claims that are reimbursable by Medicare could decrease our revenues and adversely affect other operating results.
•New or changing Medicare quality reporting requirements could adversely affect our operating costs or Medicare reimbursement.
•Reimbursement claims are subject to various audits from time to time and such audits may lead to assertions that we have been overpaid or have submitted improper claims, and such assertions may require us to incur additional costs to respond to requests for records and defend the validity of payments and claims and may ultimately require us to refund any amounts determined to have been overpaid.
•Delays and other substantive and procedural deficiencies in the administrative appeals process associated with denied Medicare reimbursement claims, including from various Medicare audit programs, could delay or reduce our reimbursement for services previously provided, including through recoupment from other claims due to us from Medicare.
ii

•Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues or profitability.
•Changes in our payor mix or the acuity of our patients could reduce our revenues or profitability.
Other Regulatory Risks
•Changes in the rules and regulations of the healthcare industry at either or both of the federal and state levels, including those contemplated now and in the future as part of national healthcare reform and deficit reduction (such as the re-basing of payment systems, the introduction of site neutral payments or case-mix weightings across post-acute settings, and other payment system reforms, including the Patient-Driven Groupings Model for home health) could decrease revenues and increase the costs of complying with the rules and regulations.
•The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, could decrease our reimbursement rate or increase costs associated with our operations.
•Compliance with the extensive and frequently changing laws and regulations applicable to healthcare providers requires substantial time, effort and expense, and if we fail to comply, we could incur penalties and significant costs of investigating and defending asserted claims, whether meritorious or not, or be required to make significant changes to our operations.
•Our inability to maintain proper local, state and federal licensing, including compliance with the Medicare conditions of participation and provider enrollment requirements, could decrease our revenues.
Other Operational and Financial Risks
•Incidents affecting the proper operation, availability, or security of our or our vendors’ or partners’ information systems, including the patient information stored there, could cause substantial losses and adversely affect our operations and governmental mandates to increase use of electronic records and interoperability exacerbate that risk.
•Any adverse outcome of various lawsuits, claims, and legal or regulatory proceedings, including disclosed and undisclosed qui tam suits could be difficult to predict and could adversely affect our financial results or condition or our operations, and we could experience increased costs of defending and insuring against alleged professional liability and other claims.
•Our inability to successfully complete and integrate de novo developments, acquisitions, investments, and joint ventures consistent with our growth strategy, including realization of anticipated revenues, cost savings, productivity improvements arising from the related operations and avoidance of unanticipated difficulties, costs or liabilities that could arise from acquisitions or integrations could adversely affect our financial results or condition.
•Our inability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment with often severe staffing shortages and potential union activity could increase labor expenses and adversely affect other financial and operating results.
•Competitive pressures in the healthcare industry, including from other providers that may be participating in integrated delivery payment arrangements in which we do not participate, and our response to those pressures could adversely affect our revenues or other financial results.
•Our inability to maintain or develop relationships with patient referral sources could decrease our revenues.
•Our debt and the associated restrictive covenants could have negative consequences for our business and limit our ability to execute aspects of our business plan successfully.
•The price of our common stock could adversely affect our willingness and ability to repurchase shares.
•We may be unable or unwilling to continue to declare and pay dividends on our common stock.
•General conditions in the economy and capital markets, including any disruption, instability, or uncertainty related to armed conflict or an act of terrorism, a governmental impasse over approval of the United States federal budget, an increase to the debt ceiling, an international trade war, or a sovereign debt crisis could adversely affect our financial results or condition, including access to the capital markets.
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
iii

PART I
Item 1.Business.
Overview of the Company
General
We are a leading provider of post-acute healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of December 31, 2020, our national footprint spans 39 states and Puerto Rico and includes 137 hospitals and 241 home health and 82 hospice locations. We are committed to delivering high-quality, cost-effective integrated patient care.
Effective January 1, 2018, we changed our corporate name from HealthSouth Corporation to Encompass Health Corporation and the NYSE ticker symbol for our common stock from “HLS” to “EHC.” Our principal executive offices are located at 9001 Liberty Parkway, Birmingham, Alabama 35242, and the telephone number of the principal executive offices is (205) 967-7116. Our website address is www.encompasshealth.com.
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. A range of options are under consideration, including the full or partial separation of the home health and hospice business from Encompass Health through an initial public offering, spin-off, merger, sale or other transaction. No timetable has been established for the completion of the strategic review.

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

	As of or for the Year Ended December 31,
	2020	2019	2018
Consolidated data:	(Actual Amounts)
Inpatient rehabilitation:
Number of hospitals (1)	137	133	130
Discharges	181,897	186,842	179,846
Number of licensed beds	9,505	9,249	8,966

Home health and hospice:
Number of home health locations (2)	241	245	220
Home health episodic admissions	158,912	159,727	137,396
Number of hospice locations	82	83	58
Hospice admissions	12,878	10,452	7,474

Net operating revenues:		(In Millions)
Inpatient	$3,496.1	$3,423.5	$3,247.9
Outpatient and other	70.1	89.5	98.3
Total inpatient rehabilitation	3,566.2	3,513.0	3,346.2
Home health	877.6	918.0	814.6
Hospice	200.6	174.0	116.5
Total home health and hospice	1,078.2	1,092.0	931.1
Net operating revenues	$4,644.4	$4,605.0	$4,277.3

(1)    The amounts as of December 31, 2018 include one hospital operating as a joint venture, which we accounted for using the equity method of accounting. As a result of an amendment to the joint venture agreement related to this hospital, the accounting for it changed from the equity method to consolidated effective July 1, 2019.
(2)    These amounts include one, two and two locations as of December 31, 2020, 2019, and 2018, respectively, which we account for using the equity method of accounting.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. In addition to our hospitals, we manage four inpatient rehabilitation units through management contracts.
Our inpatient rehabilitation hospitals offer specialized rehabilitative care across an array of diagnoses and deliver comprehensive, high-quality, cost-effective patient care services. As participants in the Medicare program, our hospitals must be licensed and certified and otherwise comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Inpatient Rehabilitation” section. Substantially all (91%) of the patients we serve are admitted from acute care hospitals following physician referrals for specific acute inpatient rehabilitative care. Most of those patients have experienced significant physical and cognitive disabilities or injuries due to medical conditions, such as strokes, hip fractures, and a variety of debilitating neurological conditions, that are generally nondiscretionary in nature and require rehabilitative healthcare services in a facility-based setting. During the COVID-19 Pandemic (the “pandemic”), our hospitals have treated thousands of patients suffering or recovering from the COVID-19 virus. Our focus on specialized rehabilitative care also means that in many cases our hospitals are ideal settings for treating the debilitating effects of the COVID-19 virus, such as significant muscle weakness, cognitive impairments, shortness of breath with activity, and malnutrition. Our teams of highly skilled nurses and physical, occupational, and speech therapists utilize proven technology and clinical protocols with the objective of restoring our patients’ physical and cognitive abilities. Patient care is provided by nursing and therapy staff as directed by physician orders while case managers monitor each patient’s progress and provide documentation and oversight of patient status, achievement of goals, discharge planning, and functional outcomes. Our hospitals provide a comprehensive interdisciplinary clinical approach to treatment that leverages innovative technologies and advanced therapies and leads to superior outcomes.

Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our hospice business is the nation’s eighth largest provider of Medicare-certified hospice services in terms of revenues. We operate home health and hospice agencies in 31 states, with a concentration in the southern half of the United States. As participants in the Medicare program, our agencies must comply with various requirements that are discussed below in the “Sources of Revenues—Medicare Reimbursement—Home Health” and “—Hospice” sections. We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired 83.3% of the issued and outstanding equity interests of EHHI, and certain members of EHHI management, including April Anthony, its chief executive officer, acquired the remaining interests. In March 2020, we acquired 100% ownership of EHHI. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources” for further discussion of the history of the ownership structure of our home health and hospice business.
Our home health agencies provide a comprehensive range of Medicare-certified skilled home health services. These services include, among others, skilled nursing, physical, occupational and speech therapy, medical social work, and home health aide services. We also offer evidence-based specialty programs related to post-operative care, fall prevention, chronic disease management, and transitional care. Home health patients are frequently referred to us following a stay in an acute care or inpatient rehabilitation hospital or other facility, but many patients are referred from primary care settings and specialty physicians without a preceding inpatient stay. Our patients are typically older adults with three or more chronic conditions and significant functional limitations, and require greater than ten medications. As with our inpatient rehabilitation hospitals, our home health agencies have treated thousands of patients suffering or recovering from COVID-19. Our teams of registered nurses, licensed practical nurses, physical, speech and occupational therapists, medical social workers, and home health aides work closely with patients and their families and physicians to deliver patient-centered care plans focused on their needs and their goals.
We also provide hospice services to terminally ill patients and their families. These in-home services address patients’ physical needs, including pain control and symptom management, and provide emotional and spiritual support. Our hospice care teams consist of physician medical directors, nurses, social workers, chaplains, therapists, hospice aides, and volunteers.

COVID-19 Pandemic
    The rapid onset of the pandemic in the United States has resulted in significant changes to our operating environment. The willingness and ability of patients to seek healthcare services have been negatively affected by restrictive measures, such as travel bans, social distancing, quarantines, and shelter-in-place orders. Elective procedures have been postponed by physicians and acute care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Patients recovering from elective surgeries have historically represented approximately 15% of our home health admissions. While not a significant percentage of our inpatient rehabilitation population, we treat patients who are recovering from elective surgery with multiple comorbidities and qualify for inpatient rehabilitation care. Additionally, many in need of treatment for more severe medical conditions have chosen not to seek care because of fear of infection. We are also experiencing supply chain disruptions as a result of the pandemic, including increased time between ordering and receiving supplies. We have experienced and are likely to continue to experience significant price increases in medical supplies, particularly personal protective equipment (“PPE”). The federal government began to undertake numerous legislative and regulatory initiatives designed to provide relief to the healthcare industry during the pandemic as described below in the “Sources of Revenue—Medicare Reimbursement” section. These initiatives have provided enhanced flexibility to our hospitals and agencies to care for our patients and assist acute care hospitals in maintaining hospital capacity in the current environment. The pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the ongoing nature of the pandemic, such as its rate of spread, duration, and geographic coverage; the rate and extent to which the virus mutates; the status of testing capabilities; the development, distribution, and administration of effective vaccines and other therapeutic remedies; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels, such as shelter-in-place orders, suspended services, and quarantines; and our infectious disease prevention and control efforts. For discussion of the financial and operational impacts we have experienced as a result the pandemic, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In the continuously changing operating environment during the pandemic, we have taken the following steps to ensure the safety and well-being of our patients and employees:

✓	staying current with the Centers for Disease Control and Prevention’s (the “CDC”) guidance on testing and the use of PPE, which is frequently updated;
✓	working with our supply chain and securing secondary sources to ensure an adequate supply of PPE to protect our staff and patients;
✓	acquiring testing devices;
✓	limiting visitors in our hospitals;
✓	screening everyone entering our hospitals and self-screening all home health and hospice employees;
✓	performing pre-visit telephone calls to assess risk factors within the home, including patient and caregiver health status;
✓	following social distancing recommendations in our therapy gyms and performing therapy in patient rooms, if needed;
✓	changing hospital configurations to protect patients from potential exposure to the virus;
✓	suspending most of the hospital-based outpatient services (we have resumed these services at some locations);
✓	implementing work-at-home policies for many home office employees; and
✓	halting all non-essential travel.
    We have also taken actions to enhance our operational and financial flexibility and ensure our long-term sustainability. Members of our executive team voluntarily reduced their base compensation for six months. In addition, we:

✓	amended our senior credit facility in April 2020 (primarily provided covenant relief due to disruptions from the COVID-19 pandemic);
✓	issued an additional $300 million of our 4.50% Senior Notes due 2028 and an additional $300 million of our 4.75% Senior Notes due 2030 in May 2020;
✓	issued $400 million of 4.625% Senior Notes due 2031 in October 2020;
✓	redeemed all $700 million in outstanding principal amount of the 5.75% Senior Notes due 2024 in November 2020; and
✓	developed plans for reducing capital expenditures in the event liquidity concerns arise.

Competitive Strengths
We believe we differentiate ourselves from our competitors based on, among other things, the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. We also believe our competitive strengths discussed below give us the ability to adapt and succeed in a healthcare industry facing regulatory uncertainty around attempts to improve outcomes and reduce costs.
•People. We believe our employees share a steadfast commitment to providing outstanding care to our patients. We undertake significant efforts to ensure our clinical and support staff receives the education and training necessary to provide the highest quality care in the most cost-effective manner. We also have hospital staff trained for all patient acuity levels faced in the post-acute setting. We embrace the Encompass Health Way, our core set of values developed through input from a broad cross section of our employees. The Encompass Health Way calls on each of our employees to set the standard, lead with empathy, do what’s right, focus on the positive, and ensure we are stronger together. For further discussion of our human capital management, see the section titled “Human Capital Management” below.
•Change Agility. We have a demonstrated ability to adapt in the face of numerous and significant regulatory and legislative changes. In 2020, we rapidly moved to adapt our operations to the unprecedented pandemic. Additionally, while addressing the urgent challenges presented by the pandemic, both operating segments successfully managed through significant changes in their respective Medicare reimbursement systems in 2020.
•Strategic Relationships. We have a long and successful history of building strategic relationships with major healthcare systems. Approximately one-third of our inpatient rehabilitation hospitals currently operate as joint ventures with acute care hospitals or systems. Joint ventures with market leading acute care hospitals establish a solid foundation for providing integrated patient care that can improve the quality of outcomes and reduce the total cost of care.
Clinical collaboration between our hospitals and home health agencies in overlap markets offers an excellent means to improve patient experience and outcomes and reduce the total cost of care across a post-acute episode. We believe the benefits of collaboration are available in non-overlap markets as well. In 2020, we deployed a home health agency quality reporting tool to identify the highest quality clinical partners in all of our markets.

The post-acute innovation tools we have developed, and will continue to develop, support our strategic relationship initiatives by enhancing the effective and efficient management of patients across multiple post-acute care settings and facilitating high-quality patient care, improved care coordination, and network provider performance and cost management.

Additionally, we have a strategic sponsorship with the American Heart Association/American Stroke Association on a nationwide basis to increase patient independence after a stroke and reduce stroke mortality through community outreach and information campaigns.
•Clinical Expertise and High-Quality Outcomes. We have extensive facility-based and home-based clinical experience from which we have developed standardized best practices and protocols. We believe these clinical best practices and protocols, particularly as leveraged with industry-leading technology, help ensure the delivery of consistently high-quality healthcare services, reduced inefficiencies, and improved performance across a spectrum of operational areas.
•Cost Effectiveness. Our size, data-driven business practices, and culture help us provide facility-based and home-based healthcare services on a cost-effective basis. We leverage our comprehensive IT capabilities and centralized administrative functions, identify best practices, utilize proven staffing models, and take advantage of supply chain efficiencies across our extensive platform of operations. Our information systems allow users to analyze data and trends and create custom reports on a timely basis. Additionally, our home-based healthcare services are part of the broader industry focus on reducing costs by delivering care, when clinically appropriate, in the significantly lower cost home setting.
•Financial Resources. We have a proven track record of generating strong cash flows from operations that have allowed us to successfully pursue our growth strategy, manage our financial leverage, and make significant shareholder distributions. As of December 31, 2020, we have a strong, well-capitalized balance sheet, including ownership of approximately 70% of our hospital real estate, no significant debt maturities prior to 2023, and ample availability under our revolving credit facility, which along with the cash flows generated from operations should, we believe, provide sufficient support for our business strategy.
•Advanced Technology and Innovation. We are focused on developing technology-enabled real-time strategies for the next generation of integrated healthcare. Our post-acute innovation strategy is based on using our clinical expertise, our large post-acute datasets, and our proven capabilities in enterprise-level electronic medical record technologies, data analytics, data integration, and predictive analytics to drive value-based performance across the healthcare continuum for our patients, our partners, and our payors. We believe our information systems and post-acute innovation solutions, in addition to improving patient care and operating efficiencies, allow us to collect, analyze, and share information on a timely basis making us an ideal partner for other healthcare providers in a coordinated care delivery environment. Our systems also emphasize interoperability with referral sources and other providers coordinating care. We have devoted substantial resources, effort and expertise to leveraging technology to create post-acute solutions that improve patient care and operating efficiencies.
Patients and Demographic Trends
Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those fragmented industries.
Strategy and 2021 Strategic Priorities
The following discussion of strategy and strategic priorities assumes the continuation of operations under a single ownership structure. If any change in our structure results from the ongoing strategic review, we will update our strategic priorities.
Our strategy is to expand our network of inpatient rehabilitation hospitals and home health and hospice locations, further strengthen our relationships with healthcare systems, provider networks, and payors in order to connect patient care across the healthcare continuum, and to deliver superior patient outcomes. We believe this strategy, along with our demonstrated ability to adapt to changes in healthcare, will position us for success in the evolving healthcare delivery system. In pursuit of our strategy, we established the following strategic priorities for 2021.
Growth. We will be targeting the addition of six to ten new inpatient rehabilitation hospitals and $50 million to $100 million in home health and hospice acquisitions per year. We also believe we will continue to have organic growth opportunities in our inpatient rehabilitation and home health and hospice segments based on our pre-pandemic track record of consistent growth in both segments, planned bed additions at a number of existing hospitals, and the maturation of acquired home health and hospice locations.
Operational Initiatives. Our priorities include operational initiatives that build on momentum from recent years. We will seek to continue to increase clinical collaboration in both overlap and non-overlap markets. We believe our clinical collaboration efforts have and will continue to contribute to reductions in discharges to skilled nursing facilities, higher discharges to community, and improved patient experience.
Given the significant number of stroke patients in need of post-acute care, we will continue working to build our stroke market share by leveraging our strategic sponsorship of the American Heart Association/American Stroke Association, the inpatient rehabilitation facility (“IRF”) treatment recommendations published by the Department of Veterans’ Affairs and the Journal of the American Medical Association, our clinical collaboration, and our hospitals’ participation in The Joint Commission’s Disease-Specific Care Certification Program. As of December 31, 2020, 124 of our 137 hospitals held stroke-

specific certifications that required us to demonstrate effective use of evidence-based clinical practice guidelines to manage and optimize stroke care and an organized approach to performance measurement and evaluation of clinical outcomes.
We will also continue to develop and implement post-acute solutions that allow us to apply our clinical expertise, large post-acute datasets, electronic medical record technologies, and strategic partnerships to drive improved patient outcomes and lower the cost of care across the entire post-acute episode.
Capital Structure. We will seek to maintain balance sheet flexibility, consider opportunistic refinancings and augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock.
For additional discussion of our strategic priorities as well as our progress toward our priorities in 2021, including operating results, growth, and shareholder distributions, and our business outlook, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview,” “Results of Operations,” and “Liquidity and Capital Resources.”
Human Capital Management
Overview of Our Employees. In 2020, our employees made inspiring sacrifices and showed extraordinary dedication to providing outstanding patient care in our hospitals and in our patients’ homes across the country during the pandemic. As of December 31, 2020, we employed approximately 43,000 individuals. In the healthcare services sector, many professionals, such as nurses, desire flexible work arrangements. Accordingly, part-time and per diem employees represent a large percentage of our employee population. Except for 58 employees at one hospital (approximately 17% of that hospital’s workforce), none of our employees are represented by a labor union as of December 31, 2020. The chart below includes a breakdown of our employees by segment.

	Inpatient Rehabilitation	Home Health and Hospice
Total Employees	31,837	11,341
Full-time Employees	19,560	8,334
Part-time Employees	2,274	182
Pool/Per-diem Employees	10,003	2,825
In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs. In order to recruit and retain those clinical employees, we maintain a total rewards program that we view as a combination of the tangible components of pay and benefits with the intangible components of a culture that encourages learning, development, and a supportive work environment. We believe our outstanding employee engagement scores, discussed below, evidence that our human capital management efforts have been successful. We also believe our recognition as one of Fortune Magazine’s “100 Best Companies to Work For” and the recognition of both our segments in Modern Healthcare’s “Best Places to Work” is further evidence of that success. We focus on the following strategic human capital imperatives:
•Maintaining competitive compensation and benefit programs that reward and recognize employee performance;
•Fostering a strong culture that values inclusion, diversity, and equity; and
•Emphasizing employee development and engagement to attract talent and reduce turnover.
Compensation and Benefits. Maintaining competitive compensation and benefit programs that reward and recognize employee performance furthers our goal to attract, retain, and motivate employees who will help us deliver high-quality patient care. We are also committed to providing comprehensive benefit options that will allow our employees and their families to live healthier and more secure lives. In our compensation and benefit programs:
•we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry and by specific market.

•we base annual increases and incentive compensation on merit, which is communicated to employees through our talent management process as part of our annual review procedures.
•all full-time and most part-time employees are eligible for health insurance, paid and unpaid leaves, a retirement plan, a wellness program, telemedicine, tuition reimbursement, an employee assistance program, and life and disability/accident coverage.
•we provide an employer match on retirement plan contributions.
•we also offer a wide variety of voluntary benefits that allow employees to select the options that meet their needs, including pre-paid legal services, dental insurance, vision insurance, hospital indemnity insurance, accident insurance, critical illness insurance, supplemental life insurance, disability insurance, health savings accounts, flexible spending accounts, auto/home insurance, and identity theft insurance.
•we have various short-term incentive plans for field leadership, most marketing/sales employees, and executives.
•we make annual grants of restricted stock to employees (approximately 340 in 2020) at various levels of non-executive management to foster a strong sense of ownership and align the interests of members of management with those of our stockholders.
In early April 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts during the pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we accrued approximately $43 million in salary and benefits expense in the second quarter of 2020 in connection with this award. This program provided for cash-out at the end of the year for any unused balance of paid time off. Additionally, we waived the employee cost-share for COVID-19 testing and telehealth/telemedicine for any illness and allowed frontline employees to continue working and accrue paid time off without a maximum.
Inclusion, Diversity, and Equity. We believe fostering a strong culture that values inclusion, diversity, and equity allows us to maintain a competitive advantage with recruiting and retaining employees. We maintain an inclusion and diversity program that is overseen by our human resources team at the home office. The program is also supported by an employee-led inclusion and diversity council that is comprised of a broad, cross-functional segment of our management and administration. The four components of our inclusion and diversity program are:
•Workforce development. Specific initiatives we are pursuing include, but are not limited to, a recruiting program that targets historically black colleges; funding nursing scholarships for diverse candidates; the launch of a new Encompass Health career site tool to help veterans find jobs that closely align with their specific skills; inclusion and diversity competency training for our employees; and policy reviews to incorporate language that supports inclusion and diversity.
•Patient experience. Specific initiatives we are pursuing include, but are not limited to, completion of a language assessment process to evaluate oral and written skills of employees who elect to serve as language translators and the addition of diversity questions to our annual employee engagement survey to assess our ability to provide culturally competent care to patients.
•Community partnership. Specific initiatives we are pursuing include, but are not limited to, launching a quarterly inclusion and diversity digest to better communicate our inclusion and diversity initiatives across our company; joining the National Association of Health Service Executives (“NAHSE”), an organization that promotes the advancement and development of minority healthcare leaders; participating in NAHSE’s minority male leadership academy; and participating in a regional working group of Alabama-based businesses convened to discuss and share diversity and recruiting best practices.
•Supplier diversity. We maintain a supplier base program that offers contracting opportunities with manufacturers, distributors and service providers that are certified as minority-owned, veteran-owned and small disadvantage-owned businesses, and we are researching diverse supplier certifying organizations.
We have undertaken other initiatives to emphasize the importance of inclusion and diversity. We participate in the CEO Action for Diversity and Inclusion Pledge. This coalition of more than 1,000 chief executive officers is dedicated to advancing diversity, equity, and inclusion in the workplace. Every three to five years, we engage a third party consulting agency to help us evaluate our program and explore possible enhancements. We then provide the feedback to our board of directors. In response to societal concerns regarding systemic racism and social injustice in 2020, we produced and published a series of video conversations with various employees and members of executive management in order to highlight personal experience with prejudice and injustice and to promote diversity, inclusion, and equity.
Employee Development and Engagement. We believe promoting employee development and engagement furthers our ability to attract and retain nurses, therapists, and other healthcare professionals in a highly competitive environment where staffing shortages are not uncommon. We track and measure therapist and nurse turnover in our inpatient rehabilitation segment and overall turnover for our full-time employees in our home health and hospice segment (excluding those at new stores and most at the corporate office) on a quarterly and annual basis for significant trends and outliers, but we do not believe comparisons to benchmarks are material given the variations in survey data across markets, hospital sizes, practice settings, and practice specialties. The table below shows those turnover rates for 2020 and 2019.

	2020	2019
Therapist (IRF)	5.3%	7.2%
Nurse (IRF)	23.0%	22.8%
Overall (HH&H)	26.7%	24.7%
We support the long-term career aspirations of our employees through education and personal development.
•Education opportunities. We offer our nurses an opportunity to advance their academic degrees at a reduced tuition rate of 20% to 50% of the total program cost. To date, approximately 850 of our nurses have taken advantage of this opportunity.
•Tuition reimbursement/scholarship programs. Employees also have the opportunity to advance their education through our tuition reimbursement and scholarship programs. We reimbursed over $1 million in tuition and paid over $3 million toward employees’ student loan debt in 2020.
•Academic endowments. We endowed five scholarships for deserving students from underrepresented groups pursuing degrees in nursing and allied health fields.
•Therapy grants. We fund research projects to investigate the impact and effectiveness of therapy in the inpatient rehabilitation and home health settings. In recent years, we have funded studies and research on topics ranging from caregiver education to the effectiveness of occupation-centered interventions. The program is open to qualified candidates, including employees.
•Other employee development programs:
*career ladders that offer paths to develop, demonstrate, and be rewarded for expanded responsibility in nursing, therapy and case management;
*online development library that provides access to a wide range of readily available internal and external content on many topics important for success in current or desired jobs;
*developing future leaders program that develops nurses and therapists for supervisory positions and develops nurse and therapy supervisors for higher level positions;
*leadership precepting that provides new leaders 6-12 months of structured mentoring from experienced, high-performing peers;
*leadership coaching that provides six months of executive coaching to high performing leaders;
*developing future chief nursing officers program that provides 12-18 months of intensive on-the-job experience to develop participants for future chief nursing officer job openings; and
*developing future chief executive officers program that provides 18-24 months of intensive on-the-job experience to develop participants for future hospital chief executive officer openings.
To further aid in employee development, we have invested money in best-in-class technology to offer on-demand learning and development programs, podcasts for our home health and hospice segment, and leadership coaching programs. Another important aspect of employee development is succession planning. We annually review our talent to identify potential successors for key positions and to identify candidates for accelerated development based on their performance and potential.

The annual process includes an assessment of each employee’s promotability based on a set of leadership core competencies defined as part of the company’s talent strategy.
We believe employee engagement is another important driver of employee retention. We conduct an annual employee engagement survey open to all of our employees. In 2020, 78% of our employees participated in the survey, which measures perceptions based on responses to 59 questions. In 2020, the average response to 93% of engagement questions surveyed exceeded healthcare benchmarks.
Competition
Inpatient Rehabilitation. The inpatient rehabilitation industry, outside of our leading position, is highly fragmented. Our inpatient rehabilitation hospitals compete primarily with rehabilitation units, most of which are within acute care hospitals, in the markets we serve. An acute care hospital, particularly one owned or operated by a large public company or not-for-profit that has a dominant position in the local market, can be a formidable competitor because 91% of our patients come from acute care hospitals. There are several privately held companies offering post-acute rehabilitation services that compete with us primarily in select geographic markets. In addition, there is a public company that is primarily focused on other post-acute care services, including approximately 1,700 outpatient clinics, but also operates approximately 29 freestanding inpatient rehabilitation hospitals. Other providers of post-acute care services compete for some rehabilitation patients. For example, nursing homes may market themselves as offering certain rehabilitation services, particularly to patients not in need of intensive rehabilitation therapy, even though those nursing homes are not required to offer the same level of care, and are not licensed, as hospitals. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated delivery payment model with other providers, including the ability to deliver quality patient outcomes and cost-effective care, could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. See the “Regulation—Relationships with Physicians and Other Providers” and “Regulation—Certificates of Need” sections below for further discussion of some of these factors. For a list of our inpatient rehabilitation markets by state, see the table in Item 2, Properties.
Home Health and Hospice. The home health and hospice services industries are also highly competitive and fragmented. There are more than 11,300 home health agencies and more than 4,800 hospice agencies nationwide certified to participate in Medicare. We are the fourth largest provider of Medicare-certified skilled home health services in the United States in terms of Medicare revenues. Our primary competition varies from market to market. Providers of home health and hospice services include both not-for-profit and for-profit organizations. There are three other public healthcare companies with significant presences in the Medicare-certified home health industry, and one insurance company with a minority interest in the largest provider of Medicare-certified skilled home health services. The primary competitive factors in any given market include the quality of care and service provided, the treatment outcomes achieved, the relationship and reputation with managed care and other private payors and the acute care hospitals, physicians, or other referral sources in the market, and the regulatory barriers to entry in certificate of need states. The ability to work as part of an integrated care delivery model with other providers could become an increasingly important factor in competition if a significant number of people in a market are participants in one or more of these models. As of January 1, 2021, our home health and hospice segment is collaborating with approximately 140 alternative payment models, including Next Generation Accountable Care Organizations (“ACOs”), MSSP ACOs, and Direct Contracting Models. Home health providers with scale, which include the other public companies, may have competitive advantages, including professional management, efficient operations, sophisticated information systems, brand recognition, and large referral bases. For a list of our home health and hospice markets by state, see the table in Item 2, Properties.
Regulatory and Reimbursement Challenges
Healthcare is a highly regulated industry facing many well-publicized regulatory and reimbursement challenges driven by escalating costs and the pursuit of better quality of care. The Medicare reimbursement systems for both inpatient rehabilitation and home health have recently undergone significant changes. The future of many aspects of healthcare regulation remains uncertain. Any regulatory or legislative changes impacting the healthcare industry ultimately may affect, among other things, reimbursement of healthcare providers, consumers’ access to coverage of health services, including among non-Medicare aged population segments within commercial insurance markets and Medicaid enrollees, and competition among providers. Changes may also affect the delivery of healthcare services to patients by providers and the regulatory compliance obligations associated with those services.
Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For more in-depth discussion of the primary challenges and risks related to our business, particularly the changes in Medicare reimbursement, increased compliance and enforcement burdens, and changes to our operating environment resulting from healthcare reform, see “Sources of Revenues—Medicare Reimbursement” and “Regulation” below in this section as well as Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
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
The following tables identify the sources and relative mix of our revenues for the periods stated for each of our business segments:

Inpatient Rehabilitation
	For the Year Ended December 31,
	2020	2019	2018
Medicare	66.7%	72.2%	73.2%
Medicare Advantage	15.3%	10.7%	9.2%
Managed care	10.4%	9.8%	10.3%
Medicaid	3.9%	3.1%	3.0%
Other third-party payors	1.2%	1.2%	1.5%
Workers' compensation	0.6%	0.8%	0.8%
Patients	0.5%	0.7%	0.6%
Other income	1.4%	1.5%	1.4%
Total	100.0%	100.0%	100.0%

Home Health and Hospice
	For the Year Ended December 31,
	2020	2019	2018
Medicare	83.1%	84.2%	85.3%
Medicare Advantage	10.8%	10.2%	9.5%
Managed care	4.4%	3.6%	3.6%
Medicaid	1.4%	1.7%	1.2%
Workers' compensation	0.1%	0.1%	0.2%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%

Medicare Reimbursement
Medicare is a federal program that provides hospital and medical insurance benefits to persons aged 65 and over, qualified disabled persons, and persons with end-stage renal disease. Medicare, through statutes and regulations, establishes reimbursement methodologies and rates for various types of healthcare providers, facilities, and services. Each year, the Medicare Payment Advisory Commission (“MedPAC”), an independent agency that advises the United States Congress on issues affecting Medicare, makes payment policy recommendations to Congress for a variety of Medicare payment systems including, among others, the inpatient rehabilitation facility prospective payment system (the “IRF-PPS”), the home health prospective payment system (the “HH-PPS”), and the hospice payment system (the “Hospice-PPS”). Congress is not obligated to adopt MedPAC recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt MedPAC’s recommendations in a given year. However, MedPAC’s recommendations have, and could in the future, become the basis for subsequent legislative or, as discussed below, regulatory action.
The Medicare statutes are subject to change from time to time. For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). In December 2018, a federal district court in Texas invalidated the 2010 Healthcare Reform Laws in their entirety but postponed enforcement of that decision pending appeal. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the district court decision but remanded the case for additional analysis on the question of severability. A group of state attorneys general subsequently appealed the case to the Supreme Court of the United States, which heard oral arguments in November 2020 but has yet to rule. With respect to Medicare reimbursement, the 2010 Healthcare Reform Laws provided for specific reductions to healthcare providers’ annual market basket updates and other payment policy changes. In August 2011, President Obama signed into law the Budget Control Act of 2011 providing for an automatic 2% reduction, or “sequestration,” of Medicare program payments for all healthcare providers. Sequestration took effect April 1, 2013 and, as a result of subsequent legislation, will continue through fiscal year 2029 unless Congress and the President take further action. In response to the public health emergency associated with the pandemic, Congress and the President suspended sequestration through March 31, 2021, as discussed further below.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (the “2018 Budget Act”), which includes several provisions affecting Medicare reimbursement. Among those changes, the 2018 Budget Act mandated the adoption of a new Medicare payment model for home health providers which went into effect January 1, 2020. In the future, concerns about the federal deficit and national debt levels could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, or both. The future of the 2010 Healthcare Reform Laws as well as the nature and substance of any other healthcare legislation remain uncertain. Healthcare will almost certainly be the subject of significant regulatory and legislative changes under the Biden administration and a Democratic-controlled Congress.
From time to time, Medicare regulations, including reimbursement methodologies and rates, can be further modified by the Centers for Medicare & Medicaid Services (“CMS”). CMS, subject to its statutory authority, may make some prospective payment system changes, including in response to MedPAC recommendations. For example, CMS instituted a rebasing adjustment in the HH-PPS consistent with a MedPAC recommendation. In some instances, CMS’s modifications can have a substantial impact on healthcare providers. In accordance with Medicare laws and statutes, CMS makes annual adjustments to Medicare payment rates in prospective payment systems, including the IRF-PPS and HH-PPS, by what is commonly known as a “market basket update.” CMS may take other regulatory action affecting rates as well. For example, under the 2010 Healthcare Reform Laws, CMS requires IRFs to submit data on certain quality of care measures for the IRF quality reporting program. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in a subsequent Medicare fiscal year. IRFs began submitting quality data to CMS in October 2012. All of our inpatient rehabilitation hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket update. For 2021, we expect four of our home health and hospice agencies will incur a reduction in their reimbursement rates.
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
As a matter of course, we undertake significant efforts through training, education, and documentation to ensure compliance with coding and medical necessity coverage rules. Despite our belief that our coding and assessment of patients are accurate, audits may lead to assertions that we have been underpaid or overpaid by Medicare or that we have submitted improper claims in some instances. Audits may also require us to incur additional costs to respond to requests for records and defend the validity of payments and claims, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict when or how these audit programs will affect us. Any denial of a claim for payment, either as a result of an audit or ordinary course payment review by the MAC, is subject to an appeals process that is currently taking numerous years to complete. For additional discussion of these audits and the risks associated with them, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration for the period of May 1 through December 31, 2020. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not request any relief funds. However, on April 10, 2020, HHS began distributing CARES Act relief funds to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, extends the sequestration suspension through March 31, 2021 and provides for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the CARES Act or the 2021 Budget Act. The CARES Act, the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below, affecting our reimbursement and operations in both segments.

A basic summary of current Medicare reimbursement in our business segments follows:
Inpatient Rehabilitation. As discussed above, our inpatient rehabilitation hospitals receive a fixed payment reimbursement amount per discharge under the IRF-PPS based on the patient’s rehabilitation impairment category and other characteristics and conditions identified by the attending clinicians. In order to qualify for reimbursement under the IRF-PPS, our hospitals must comply with various Medicare rules and regulations including documentation and coverage requirements, or specifications as to what conditions must be met to qualify for reimbursement. These requirements relate to, among other things, pre-admission screening, post-admission evaluations, and individual treatment planning that all delineate the role of physicians in ordering and overseeing patient care. For example, a physician must admit each patient and in doing so determine that the treatment of the patient in an IRF setting is reasonable and necessary. In addition, to qualify as an IRF under Medicare rules, a facility must be primarily focused on treating patients with one of 13 specified medical conditions that typically require intensive therapy and supervision, such as stroke, brain injury, hip fracture, certain neurological conditions, and spinal cord injury. Specifically, at least 60% of a facility’s patients must have a diagnosis or qualifying comorbidity from at least one of these 13 conditions, which requirement is known as the “60% Rule.” Also, each patient admitted to an IRF must be able to tolerate a minimum of three hours of therapy per day for five days per week and must have a registered nurse available 24 hours, each day of the week.
The CARES Act temporarily suspends the requirement that patients must be able to tolerate a minimum of three hours of therapy per day for five days per week. Additionally, CMS has waived certain of the requirements that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions and the requirement for a physician to conduct and document a post-admission evaluation (as discussed below, the 2021 IRF Rule permanently removed the post-admission evaluation requirement effective October 1, 2020). CMS has also issued a waiver to permit the rehabilitation physician to conduct face-to-face visits using telehealth.
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
On July 31, 2019, CMS released its notice of final rulemaking for fiscal year 2020 IRF-PPS (the “2020 IRF Rule”). The 2020 IRF Rule implemented a 2.9% market basket update effective for discharges between October 1, 2019 and September 30, 2020. The 2010 Healthcare Reform Laws require the annual market basket update to be reduced by a productivity adjustment. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. The productivity adjustment effective October 1, 2019 decreased the market basket update by 40 basis points. The 2020 IRF Rule also included a change to the IRF-PPS, effective October 1, 2019, that replaced the FIM™ assessment instrument with new patient assessment measures, which we refer to as “Section GG functional measures” or “Section GG” based on the designation CMS assigned to them. Section GG affects patients’ classification into case-mix groupings, relative weights, and length-of-stay values under the IRF-PPS, which in turn affect our reimbursement amounts.
On August 4, 2020, CMS released its notice of final rulemaking for fiscal year 2021 IRF-PPS (the “2021 IRF Rule”). The 2021 IRF Rule implements a net 2.4% market basket increase effective for discharges between October 1, 2020 and September 30, 2021. The 2021 IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values and updates to the case-mix group relative weights and average lengths of stay values. Additionally, the 2021 IRF Rule removes the post-admission physician evaluation requirement for all IRF discharges beginning on or after October 1, 2020, codifies certain inpatient rehabilitation coverage documentation requirements, and, under certain conditions, allows the use of non-physician practitioners to perform the service and documentation requirements for one of the three required face-to-face physician visits in a patient’s second and subsequent weeks in an IRF stay.
Unlike our inpatient services, our outpatient services are primarily reimbursed under the Medicare Part B physician fee schedule. On December 1, 2020, CMS released its final notice of rulemaking for the payment policies under the physician fee schedule and other revisions to Part B policies for calendar year 2021. The updates to the fee schedule are not expected to be material to us. The 2021 Budget Act includes a 3.75% increase to payments under the physician fee schedule for services furnished during calendar year 2021.
Home Health. Medicare pays home health benefits for patients discharged from a hospital or patients otherwise suffering from chronic conditions that require ongoing but intermittent skilled care. As a condition of participation under Medicare, patients must be homebound (meaning unable to leave their home without a considerable and taxing effort), require intermittent skilled nursing, physical therapy or speech therapy services, or have a continuing need for occupational therapy, and receive treatment under a plan of care established and periodically reviewed by a physician. A physician must document that he or she or a qualifying nurse practitioner has had a face-to-face encounter with the patient and then certify to CMS that a patient meets the eligibility requirements for the home health benefit. The CARES Act temporarily allows nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries and expands the use of telehealth. For regulatory relief during the pandemic, CMS adopted a series of waivers, including expanding the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19 and limiting and delaying certain quality reporting requirements.
The initial certification of Medicare patient eligibility, plan of care, and comprehensive assessment is valid for a 60-day episode of care. Prior to January 1, 2020, Medicare paid home health providers under the HH-PPS for each 60-day episode of care for each patient. Providers typically received either 50% or 60% of the estimated base payment for the full 60 days for each patient upon submission of the initial claim at the beginning of the episode of care based on the patient’s condition and treatment needs. The provider received the remaining portion of the payment after the 60-day treatment period, subject to any applicable adjustments. This partial early payment process is referred to as the Request for Anticipated Payment or “RAP.”
As of January 1, 2020, Medicare reimburses home health providers under a new payment system, referred to as the Patient-Driven Groupings Model (“PDGM”). PDGM replaced a 60-day episode of payment methodology with a 30-day payment period and relies more heavily on clinical characteristics and other patient information (such as principal diagnosis, functional level, referral source, and timing), rather than the therapy service-use thresholds under the prior system, to determine payments. Under PDGM, the initial certification remains valid for 60 days. If a patient remains eligible for care after the initial period as certified by a physician, a new treatment period may begin. There are currently no limits to the number of home health treatment periods a Medicare patient may receive assuming there is eligibility for each successive period. PDGM also reduced the early payment opportunity available through RAP in 2020. Beginning in 2021, providers no longer have the opportunity to receive early payment through the RAP process. However, providers are required to submit certain RAP documentation components within five days of the start of each payment period and are subject to reimbursement penalties if not timely filed. Beginning in 2022, home health providers will be required to submit a Notice of Admission, or “NOA,” within five days of the start of the initial treatment period. CMS will reduce reimbursement for agencies that fail to submit a NOA timely.
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
On October 31, 2019, CMS released its notice of final rulemaking for calendar year 2020 for home health agencies under the HH-PPS (the “2020 HH Rule”). Pursuant to the requirements of the 2018 Budget Act, the 2020 HH Rule finalized the implementation of PDGM for 2020. In addition to the significant changes to the home health reimbursement model related to PDGM, the 2020 HH Rule required additional quality reporting measures and significantly increased the standardized patient assessment data elements to be collected by providers beginning in 2022. With respect to Medicare reimbursement rates, the 2020 HH Rule implemented a net 1.3% market basket increase (market basket update of 1.5% reduced by 0.2% for an extension of the rural payment add-on factor) in 2020. The 2020 HH Rule then reduced the base payment rate by 4.4% to offset the provider behavioral changes that CMS assumed PDGM would drive.
On October 29, 2020, CMS released its notice of final rulemaking for calendar year 2021 for home health agencies under the home health prospective payment system (the “2021 HH Rule”). The 2021 HH Rule implements a net 2.0% market basket increase (market basket update of 2.3% reduced by a productivity adjustment of 0.3%) and makes changes to the underlying wage index system. Making the previously temporary pandemic-related relief permanent, the 2021 HH Rule authorizes the use of telecommunications technologies in providing care to beneficiaries under the Medicare home health benefit as long as the telecommunications technology meets certain criteria and does not replace in-person visits.
Hospice. Medicare pays hospice benefits for patients with life expectancies of six months or less, as documented by the patient’s physician(s). Under Medicare rules, patients seeking hospice benefits must agree to forgo curative treatment for their terminal medical conditions. Medicare hospice reimbursements are subject to a number of conditions of participation, including the use of volunteers and onsite visits to evaluate aides. Volunteers provide day-to-day administrative and direct patient care services in an amount that, at a minimum, equals five percent of the total patient care hours of all paid hospice employees and contract staff. A nurse or other professional conducts an onsite visit every two weeks to evaluate if aides are providing care consistent with the care plan. The CARES Act includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides and allows for the expanded use of telehealth. The 2021 Budget Act creates a new Medicare survey program for hospice agencies which will require a survey at least once every three years. Hospices that are found to be out of compliance could be subjected to new civil monetary penalties that accrue according to days out of compliance, as well as other forms of corrective action.

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
On July 31, 2019, CMS released its notice of final rulemaking for fiscal year 2020 for hospice agencies under the Hospice-PPS (the “2020 Hospice Rule”). The 2020 Hospice Rule provided for various pricing updates, including a net market basket update of 2.6% (market basket update of 3.0% reduced by a productivity adjustment of 0.4%), for hospice payments from October 1, 2019 through September 30, 2020 and made other policy updates, including adding a requirement to provide additional cost sharing information to beneficiaries if there are services not covered by the hospice agency.
On July 31, 2020, CMS released its notice of final rulemaking for fiscal year 2021 for hospice agencies under the Hospice-PPS (the “2021 Hospice Rule”). The 2021 Hospice Rule implements a net 2.4% market basket increase from October 1, 2020 through September 30, 2021.
For additional discussion of the 2021 Medicare payment rules and other regulatory and legislative initiatives affecting Medicare reimbursement, including relief measures associated with the pandemic, that could impact our businesses, see Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges.”
Managed Care and Other Discount Plans
We negotiate payment rates with certain large group purchasers of healthcare services, including Medicare Advantage, managed care plans, private insurance companies, and third-party administrators. Managed care contracts typically have terms between one and three years, although we have a number of managed care contracts that automatically renew each year (with pre-defined rate increases) unless a party elects to terminate the contract. In 2020, typical rate increases for our inpatient rehabilitation contracts ranged from 2-4% and for our home health and hospice contracts ranged from 0-3%. We cannot provide any assurance we will continue to receive increases in the future. Our managed care staff focuses on establishing and re-negotiating contracts that provide equitable reimbursement for the services provided.
Medicaid Reimbursement
Medicaid is a jointly administered and funded federal and state program that provides hospital and medical benefits to qualifying individuals who are deemed unable to afford healthcare. As the Medicaid program is administered by the individual states under the oversight of CMS in accordance with certain regulatory and statutory guidelines, there are substantial differences in reimbursement methodologies and coverage policies from state to state. Many states have experienced shortfalls in their Medicaid budgets and are implementing significant cuts in Medicaid reimbursement rates. Additionally, certain states control Medicaid expenditures through restricting or eliminating coverage of some services. Continuing downward pressure on Medicaid payment rates could cause a decline in that portion of our Net operating revenues. However, for the year ended December 31, 2020, Medicaid payments represented only 3.4% of our consolidated Net operating revenues. In certain states in which we operate, we are experiencing an increase in Medicaid patients, partially the result of expanded coverage consistent with the intent of the 2010 Healthcare Reform Laws. For additional discussion, see Item 1A, Risk Factors, “Changes in our payor mix or the acuity of our patients could adversely affect our Net operating revenues or our profitability.”
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
We maintain a comprehensive ethics and compliance program to promote conduct and business practices that meet or exceed requirements under laws, regulations, and industry standards. The program monitors the Company’s performance on, and raises awareness of, various regulatory requirements among employees and emphasizes the importance of complying with governmental laws and regulations. As part of the compliance program, we provide annual compliance training to our employees, Board members, medical directors, vendors, and other non-employees that operate within our hospitals, and require all employees to report any violations to their supervisor or another person of authority or through a toll-free telephone hotline. Another integral part of our compliance program is a policy of non-retaliation against employees who report compliance concerns.
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
In addition, inpatient rehabilitation hospitals must be certified by CMS to participate in the Medicare program and generally must be certified by Medicaid state agencies to participate in Medicaid programs. Certification and participation in these programs involve numerous regulatory obligations. For example, hospitals must treat at least 20 patients without reimbursement prior to certification and eligibility for Medicare reimbursement. Once certified by Medicare, hospitals undergo periodic on-site surveys and revalidations in order to maintain their certification. All of our inpatient hospitals participate in the Medicare program.
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
All Medicare providers are subject to employee screening requirements and associated fees. The screening of employees with patient access must include a licensure check and may include other procedures such as fingerprinting, criminal background checks, unscheduled and unannounced site visits, database checks, and other screening procedures prescribed by CMS. If a healthcare provider arranges or contracts with an individual or entity who is excluded by HHS-OIG from participation in a federal healthcare program, the provider may be subject to civil monetary penalties if the excluded person renders services reimbursed, directly or indirectly, by a program.
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
Certificates of Need
In some states and U.S. territories where we operate, the construction or expansion of facilities, the acquisition of existing facilities or agencies, or the introduction of new beds or inpatient, home health, and hospice services may be subject to review by and prior approval of state regulatory bodies under a “certificate of need,” or “CON,” law. As of December 31, 2020, approximately 40% of our licensed beds and 36% of our home health and hospice locations are in states or U.S. territories that have CON laws. CON laws require a reviewing authority or agency to determine the public need for additional or expanded healthcare facilities and services. These laws also generally require approvals for capital expenditures involving inpatient rehabilitation hospitals if such capital expenditures exceed certain thresholds. In addition, CON laws in some states require us to abide by certain charity care commitments as a condition for approving a CON. Any instance where we are subject to a CON law, we must obtain it before acquiring, opening, reclassifying, or expanding a healthcare facility, starting a new healthcare program, or opening a new home health or hospice agency.
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
In an attempt to reduce regulation and increase competition, lawmakers in several states have recently proposed modification or even full repeal of CON laws. In 2019, Florida enacted legislation to repeal CON laws for several provider types, including IRFs, in two stages. Effective July 1, 2019, existing IRFs became eligible to expand without first obtaining a CON. Effective July 1, 2021, new IRFs may operate without first obtaining a CON. It appears likely other states will consider CON-related legislation and regulation changes, including in some cases expanding CON requirements.
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
Relationships with Physicians and Other Providers
Anti-Kickback Law. Various state and federal laws regulate relationships between providers of healthcare services, including management or service contracts and investment relationships. Among the most important of these restrictions is a federal law prohibiting the offer, payment, solicitation, or receipt of remuneration by individuals or entities to induce referrals of patients for services reimbursed under the Medicare or Medicaid programs (the “Anti-Kickback Law”). The 2010 Healthcare Reform Laws amended the federal Anti-Kickback Law to provide that proving violations of this law does not require proving actual knowledge or specific intent to commit a violation. Another amendment made it clear that Anti-Kickback Law violations can be the basis for claims under the FCA. These changes and those described above related to the FCA, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. In addition to standard federal criminal and civil sanctions, including imprisonment and penalties of up to $100,000 for each violation plus tripled damages for improper claims, violators of the Anti-Kickback Law may be subject to exclusion from the Medicare and/or Medicaid programs. Federal civil penalties will be adjusted to account for inflation each year. In 1991, HHS-OIG issued regulations describing compensation arrangements that are not viewed as illegal remuneration under the Anti-Kickback Law. Those regulations provide for certain safe harbors for identified types of compensation arrangements that, if fully complied with, assure participants in the particular arrangement that HHS-OIG will not treat that participation as a criminal offense under the Anti-Kickback Law or as the basis for an exclusion from the Medicare and Medicaid programs or the imposition of civil sanctions.
On November 20, 2020, HHS-OIG finalized a rule to modernize the Anti-Kickback Law by reducing regulatory barriers to care coordination and accelerating adoption of value-based delivery and payment models (the “2020 AKL Rule”). The 2020 AKL Rule adds several new safe harbors for value-based arrangements and modifies several existing safe harbors with the goal of encouraging innovations that are beneficial to patients while maintaining necessary safeguards to protect against fraud and abuse. The 2020 AKL Rule also expands the safe harbor for cybersecurity technology by covering remuneration in the form of cybersecurity technology and services. The new and modified value-based safe harbors are available to inpatient rehabilitation and home health providers if the applicable conditions are met.

Failure to fall within a safe harbor does not constitute a violation of the Anti-Kickback Law, but HHS-OIG has indicated failure to fall within a safe harbor may subject an arrangement to increased scrutiny. A violation of the Anti-Kickback Law by us or one or more of our joint ventures could have a material adverse effect upon our business, financial position, results of operations, or cash flows. Even the assertion of a violation could have an adverse effect upon our stock price or reputation.
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
Under the 2010 Healthcare Reform Laws, the exception to the Stark law that currently permits physicians to refer patients to hospitals in which they have an investment or ownership interest has been dramatically limited by providing that only physician-owned hospitals with a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the physician ownership percentage in the hospital after March 23, 2010. Additionally, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, except when certain market and regulatory approval conditions are met. We have no hospitals that would be considered physician-owned under this law.
On November 20, 2020, CMS finalized a rule implementing various changes to the Stark law to provide better access and outcomes for patients by creating clearer paths for providers to serve patients through enhanced coordinated care agreements (the “2020 Stark Rule”). Notably, the 2020 Stark Rule creates permanent exceptions for value-based compensation arrangements that provide at least one value-based activity, which arrangements must further one value-based purpose, which may include: (1) coordinating and managing patient care; (2) improving quality of care for a target population; (3) reducing costs or expenditure growth without reducing quality of care; and (4) transitioning from health care delivery and payment mechanisms that are based on volume to outcome-based delivery and payment systems. In addition, the 2020 Stark Rule adopts a new exception regarding the provision of cybersecurity items to physicians and makes permanent the electronic health record exception under the Stark law.

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
HIPAA
The Health Insurance Portability and Accountability Act of 1996, commonly known as “HIPAA,” broadened the scope of certain fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also added a prohibition against incentives intended to influence decisions by Medicare or Medicaid beneficiaries as to the provider from which they will receive services. In addition, HIPAA created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program, and an incentive program under which individuals can receive a monetary reward for providing information on Medicare fraud and abuse that leads to the recovery of at least Medicare funds. Penalties for violations of HIPAA include civil and criminal monetary penalties. The HHS Office of Civil Rights (“HHS-OCR”) implemented a permanent HIPAA audit program for healthcare providers nationwide in 2016. As of December 31, 2020, we have not been selected for audit.
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
In December 2020, HHS-OCR proposed a new rule that would modify HIPAA regulations. According to HHS-OCR, the proposed rule is intended to promote care coordination and value-based care. The proposed changes to the HIPAA rules also provide for strengthening individuals’ rights to access their own health information, including electronic information; improving information sharing for care coordination and case management for individuals; facilitating greater family and caregiver involvement in the care of individuals experiencing emergencies or health crises; enhancing flexibilities for disclosures in emergency or threatening circumstances, such as the opioid and COVID-19 public health emergencies; and reducing administrative burdens on HIPAA covered healthcare providers and health plans, while continuing to protect individuals’ health information privacy interests. Although one of the stated purposes of the proposed rules is to reduce healthcare providers burdens, providers would have to engage in a number of activities to come into compliance if the changes are finalized, including changing policies and procedures, changing patient privacy notices and business associate agreements and training workforce members in the new requirements.

HHS-OCR is responsible for enforcing the requirement that covered entities notify HHS and any individual whose protected health information has been improperly acquired, accessed, used, or disclosed. In certain cases, notice of a breach is required to be made to media outlets. The heightened penalties for noncompliance range from $100 to $50,000 per violation for most violations. In the event of violations due to willful neglect that are not corrected within 30 days, penalties start at $50,000 per violation and are not subject to a per violation statutory maximum. Penalties are also subject to an annual cap for multiple identical violations in a single calendar year. Pursuant to 2019 guidance from HHS-OCR, this enforcement cap ranges from a minimum of $25,000 per year to a maximum of $1,500,000 per year depending on an entity’s level of culpability. Importantly, HHS-OCR has indicated that the failure to conduct a security risk assessment or adequately implement HIPAA compliance policies could qualify as willful neglect.
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
Civil Monetary Penalties Law
Under the Civil Monetary Penalties Law, HHS may impose civil monetary penalties on healthcare providers that present, or cause to be presented, ineligible reimbursement claims for services. The 2018 Budget Act increased the civil monetary penalties, which vary depending on the offense from $5,000 to $100,000 per violation, plus treble damages for the amount at issue and may include exclusion from federal health care programs such as Medicare and Medicaid. The penalties are adjusted annually to account for inflation. HHS may seek to impose monetary penalties under this law for, among other things, offering inducements to beneficiaries for program services and filing false or fraudulent claims.

Available Information
We make available through our website, www.encompasshealth.com, the following documents, free of charge: our annual reports (Form 10-K), our quarterly reports (Form 10-Q), our current reports (Form 8-K), and any amendments to those reports promptly after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission.
Item 1A.Risk Factors
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
Risks Related to the Strategic Review of Our Home Health and Hospice Business

We are reviewing strategic alternatives for our home health and hospice business, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for our stockholders, or that exploration of strategic alternatives for our home health and hospice business will not adversely impact our business, financial results or results of operations.

On December 9, 2020, we announced that our board of directors proceeded with a more formalized process for exploring strategic alternatives for our home health and hospice business. As part of this strategic review process, a number of options are under consideration, including the full or partial separation of the home health and hospice business from Encompass Health through an initial public offering, spin-off, merger, sale or other transaction. This strategic review is ongoing and may not result in the consummation of any transaction, on any particular timetable or at all. Speculation regarding any developments related to the review of strategic alternatives for our home health and hospice business and perceived uncertainties related to the future of such business or Encompass Health could cause our stock price to fluctuate significantly.

Our exploration of strategic alternatives for the home health and hospice business exposes us to a number of risks and uncertainties, including diversion of management’s time to the process; the incurrence of significant expenses associated with the review and pursuit of any transaction; increased difficulties in attracting, retaining or motivating key management personnel; and exposure to potential litigation. Any of these factors could disrupt our business and could have a material adverse effect on our business, financial condition, results of operations, cash flows or stock price.

Additionally, we may not be able to realize the anticipated benefits from a potential transaction or other strategic alternative involving our home health and hospice business. There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Further, our board of directors may determine to suspend or terminate the exploration of strategic alternatives for our home health and hospice business at any time. Any potential transaction or other outcome of this review process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions (including the impact of the COVID-19 pandemic), industry trends, regulatory developments, litigation, and the interest of third parties in our business.

Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic Risks

The COVID-19 pandemic (the “pandemic”) has significantly affected and is expected to continue to significantly affect our operations, business and financial condition, and our liquidity could be negatively impacted, particularly if the operations of a significant number of acute-care hospitals and physician practices are disrupted for a lengthy period of time.

The pandemic has significantly affected and will continue to significantly affect our facilities, employees, business operations, and financial performance, as well as the United States economy and financial markets. The pandemic is still rapidly evolving and much of its impact remains unknown and difficult to predict, with the impact on our operations and financial performance being dependent on numerous factors, including the rate of spread, duration and geographic coverage of the pandemic; the rate and extent to which the virus mutates; the status of testing capabilities; the development, distribution, and administration of effective vaccines and therapeutic remedies for COVID-19 and any mutant strains; the legal, regulatory and administrative developments related to the pandemic at federal, state, and local levels, such as shelter-in-place orders, facility closures and quarantines; and the infectious disease prevention and control efforts of the Company, governments and third parties. We began experiencing a negative impact on our operations and financial results in March 2020. Although we experienced improvements in operations and financial performance in the third and fourth quarters, the ongoing nature of the pandemic means that new or recurring problems are likely to arise and may have significant negative effects on our business.

Patient Volumes and Related Risks

Beginning in mid-March 2020 and continuing through the end of the year, we have experienced decreased patient volumes in both of our operating segments, with the exception of our hospice business, when compared to prior year periods. We believe reduced patient volumes resulted, and may continue to result in specific markets, from a number of conditions related to the pandemic negatively affecting the willingness and ability of patients to seek and receive healthcare services, including: reductions in elective procedures by acute-care hospitals and physician practices; capacity and staffing constraints; restrictive governmental measures, such as travel bans, social distancing requirements, quarantines and shelter-in-place orders; and patient and caregiver fear of infection. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the pandemic, both of which negatively affected pricing for home health.

We believe one of the primary drivers of our reduced volumes is the significant reduction in volumes of elective procedures by acute-care hospitals and physician practices. There is also reason to believe patients, because of fear of infection, have delayed or foregone treatment for conditions, such as stroke and heart attack, that are non-elective in nature. As a reminder, a large number of patients are referred to us following procedures or treatment at acute-care hospitals. Other factors related to the pandemic that have led to decreasing patient volumes include: lower acute-care hospital censuses due to shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock downs of assisted living facilities that prevent our home care and hospice clinicians and other care providers from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. Significant outbreaks of COVID-19 in our markets, hospitals or large acute-care referral sources could further increase patient anxiety and unwillingness to seek treatment from us or otherwise limit referrals. These factors have contributed, and could in the future contribute, to a decline in new patients for both of our operating segments as well as decreases in visits per episode and institutional referrals in our home health segment.

Supply Chain

Additionally, we experienced supply chain disruptions as a result of the pandemic, including shortages and delays, and we have experienced, and are likely to continue to experience, significant price increases in equipment, pharmaceuticals and medical supplies, particularly personal protective equipment, or “PPE.” Beginning in March 2020, we experienced increased supply expenses due to higher utilization of PPE and increased purchasing of other medical supplies and cleaning and sanitization materials as well as higher prices for supplies in shortage. Increased supply expenses are likely to continue into 2021. Shortages of essential PPE and pharmaceutical and medical supplies in the future may also limit our ability to admit and treat patients or lead to employee disputes.

Staffing and Related Risks

Our operations and financial results have been and may in the future be adversely affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family members (social distancing, quarantines and shelter-in-place orders). Staffing shortages have limited, and may in the future limit, our ability to admit additional patients at a given facility or agency. Delays in obtaining COVID-19 test results may also adversely affect employee availability. In addition to staffing shortages, significant outbreaks or PPE shortages in our markets or hospitals may reduce employee morale or create labor unrest or other workforce disruptions. Staffing shortages or employee relations issues related to COVID-19 may lead to increased compensation expenses and limitations on the ability to admit new patients. In April 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we accrued approximately $43 million in salary and benefits expense during the second quarter in connection with this award. We may also experience additional benefit costs related to increased workers’ compensation claims and group health insurance expenses as a result of the pandemic. Additionally, as some employees work from home to comply with pandemic-mitigation protocols, they will rely on remote access to our information systems to a greater extent than normal, which could increase the likelihood and magnitude of a cyber attack on our information systems.

Legal and Regulatory Environment

Future federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the pandemic could reduce the number of patients willing or able to seek care with us, potentially adversely affecting our financial condition, results of operations and cash flow. State and local executive actions in response to the pandemic, such as shelter-in-place orders, facility closures and quarantines, have in the past, and could in the future, impair our ability to operate or prevent people from seeking care from us. For example, local health departments have restricted our ability to take patients in specific markets for periods of time in reaction to perceived COVID-19 outbreaks. The imposition of a nationwide restriction on travel or other public activities by the federal government could have similar effects in all of our markets.

We may also be subject to lawsuits from patients, employees and others alleging exposure to COVID-19 at our facilities. For example, suits on behalf of two former patients alleging COVID-19 exposure have been brought against one of our hospitals. Such actions may involve large damage claims as well as substantial defense costs. Our professional and general liability insurance may not cover all claims against us.

Additionally, the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), signed into law on March 27, 2020, authorized the cash distribution of relief funds to healthcare providers in response to the pandemic. On April 10, 2020, the United States Department of Health and Human Services (“HHS”) began distributing CARES Act relief funds, for which we did not apply, to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, provides for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the CARES Act or the 2021 Budget Act.
The foregoing and other disruptions to our business as a result of the pandemic have had and are likely to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, assessing the CARES Act and numerous regulatory changes and formulating our response to the pandemic have required our management to devote extensive resources and are likely to continue to do so in the near future, which may negatively affect our ability to implement our business plan and respond to opportunities.

Other Factors

The situation relating to the pandemic, as well as its disruptions to and other potential effects on our business and financial results, remains dynamic. The broader implications for our business and results of operations remain uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development, distribution and administration of effective vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and individual behaviors. Accordingly, the pandemic is expected to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Reimbursement Risks

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (as subsequently amended, the “2010 Healthcare Reform Laws”). Many provisions within the 2010 Healthcare Reform Laws have impacted or could in the future impact our business, including Medicare reimbursement reductions and promotion of alternative payment models, such as accountable care organizations (“ACOs”) and bundled payment initiatives. The Trump administration and the United States Congress have previously attempted, and may in the future attempt, to change or repeal provisions of the 2010 Healthcare Reform Laws through both legislative and regulatory action. For example, on December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which eliminated the tax penalty for individuals for failing to enroll in health insurance beginning in 2019. On January 20, 2017, President Trump issued his first executive order titled “Minimizing the Economic Burden of the Patient Protection And Affordable Care Act Pending Repeal,” that directs federal regulators to begin dismantling those laws through regulatory and policy-making processes and procedures, “to the maximum extent permitted by law.” In December 2018, a federal district court in Texas invalidated the 2010 Healthcare Reform Laws in their entirety based on the elimination of the tax penalty but postponed enforcement of that decision pending appeal. On December 18, 2019, the United States Court of Appeals for the Fifth Circuit affirmed the district court decision but remanded the case for additional analysis on the question of severability. A group of state attorneys general subsequently appealed the case to the Supreme Court of the United States, which heard oral arguments in November 2020 but has yet to rule. The future of the 2010 Healthcare Reform Laws as well as the nature and substance of any other healthcare legislation remain uncertain. The Biden administration is likely to take a dramatically different approach to federal healthcare policy than the Trump administration. Any future changes may ultimately impact the provisions of the 2010 Healthcare Reform Laws discussed below or other laws or regulations that either currently affect, or may in the future affect, our business.

For Medicare providers like us, these laws include reductions in CMS’s annual adjustments to Medicare reimbursement rates, commonly known as a “market basket update.” In accordance with Medicare laws and statutes, CMS makes market basket updates by provider type in an effort to compensate providers for rising operating costs. The 2010 Healthcare Reform Laws required reductions, the last of which ended in 2019, in the annual market basket updates for hospital providers ranging from 10 to 75 basis points and for hospice agencies 30 basis points. For home health agencies, the 2010 Healthcare Reform Laws directed CMS to improve home health payment accuracy through rebasing home health payments over four years starting in 2014. In addition, the 2010 Healthcare Reform Laws require the market basket updates for hospital, home health, and hospice providers to be reduced by a productivity adjustment on an annual basis. The productivity adjustment equals the trailing 10-year average of changes in annual economy-wide private nonfarm business multi-factor productivity. To date, the productivity adjustments have typically resulted in decreases to the market basket updates ranging from 30 to 100 basis points. For fiscal year 2021, the IRF-PPS productivity adjustment resulted in no change to the market basket update.
Other federal legislation can also have a significant direct impact on our Medicare reimbursement. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which provided for an automatic 2% reduction of Medicare program payments. This automatic reduction, known as “sequestration,” began affecting payments received after April 1, 2013. Sequestration has been extended by subsequent legislation, most recently by the Bipartisan Budget Act of 2019, which was signed into law on August 2, 2019. Under current law each year through fiscal year 2029, the reimbursement we receive from Medicare, after first taking into account all annual payment adjustments including the market basket update, will be reduced by sequestration unless it is repealed or modified before then. The CARES Act temporarily suspended sequestration for the period of May 1 through December 31, 2020. The 2021 Budget Act extends the sequestration suspension through March 31, 2021.
Additionally, concerns held by federal policymakers about the federal deficit, national debt levels, or healthcare spending specifically could result in enactment of further federal spending reductions, further entitlement reform legislation affecting the Medicare program, and/or further reductions to provider payments. In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act directs HHS, in consultation with healthcare stakeholders, to implement standardized data collection processes for post-acute quality and outcome measures. Although the IMPACT Act does not specifically call for the implementation of a new post-acute payment system, we believe this act lays the foundation for possible future post-acute payment policies that would be based on patients’ medical conditions and other clinical factors rather than the setting where the care is provided, also referred to as “site neutral” reimbursement. CMS has begun changing current post-acute payment systems to improve comparability of patient assessment data and clinical characteristics across settings, which will make it easier to create a unified payment system in the future. For example, CMS recently established new case-mix classification models for both home health, discussed further below, and skilled nursing facilities which rely on patient characteristics rather than the amount of therapy received to determine payments. Another example is CMS’s implementation of the new patient assessment measures for IRFs discussed below. The IMPACT Act also creates additional data reporting requirements for our hospitals and home health agencies. The precise details of these new reporting requirements, including timing and content, are being developed and implemented by CMS through the regulatory process that we expect will continue to take place over the next several years. We cannot quantify the potential effects of the IMPACT Act on us.

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
In connection with CMS’s final rulemaking for the IRF-PPS and the HH-PPS in each year since 2008, MedPAC has recommended either no updates to payments or reductions to payments. In a March 2020 report to Congress, MedPAC recommended, among other things, legislative changes to eliminate the update to the fiscal year 2020 Medicare base payment rates for hospice, reduce by 7% the base payment rate under the HH-PPS, and reduce by 5% the base payment rate under IRF-PPS. In the March 2020 report, MedPAC also reiterated a previous recommendation for Congress to increase the IRF outlier payment pool, to be funded by reductions to base Medicare payments rates under the IRF-PPS. This proposal would adversely affect us as we have a relatively low percentage of outlier patients compared to other inpatient rehabilitation providers. The March 2020 report also called on the HHS Secretary to conduct focused medical record reviews on IRFs. In an October 2020 report, MedPAC called for future research into Medicare hospice payments and expressed concerns that aggregate payments substantially exceed costs and that there are outlier utilization patterns in the industry.

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
MedPAC also recommended significant changes to the HH-PPS, some of which CMS incorporated into the new payment system mandated by the Bipartisan Budget Act of 2018, referred to as the Patient-Driven Groupings Model (“PDGM”), and set out in the final rule for the 2019 HH-PPS. Beginning in 2020, PDGM replaced the prior 60-day episode of payment methodology with a 30-day payment period and eliminated therapy usage as a factor in setting payments (that is, more therapy visits led to higher reimbursement). CMS adopted a 4.4% reduction in the base payment rate for 2020 intended to offset the provider behavioral changes that CMS assumed PDGM would drive. The reimbursement and other changes associated with PDGM could have a significant impact on our home health agencies. Likewise, MedPAC’s previously recommended changes to the Hospice-PS, including a wage adjustment and a reduction in the hospice aggregate cap by 20%, could have a significant impact on our hospice agencies.

We cannot predict what alternative or additional deficit reduction initiatives, Medicare payment reductions, or post-acute care reforms, if any, will ultimately be adopted or enacted into law, or the timing or effect of any initiatives or reductions. Those initiatives or reductions would be in addition to many ordinary course reimbursement rate changes that CMS adopts each year as part of the market basket update rulemaking process for various provider categories. While we do not expect the drive toward integrated delivery payment models, value-based purchasing, and post-acute site neutrality in Medicare reimbursement to subside, there are well publicized efforts to repeal, supplement, or alter implementation of, various provisions of the 2010 Healthcare Reform Laws and substitute yet to be determined healthcare reforms. We cannot predict the nature or timing of any changes to the 2010 Healthcare Reform Laws or other laws or regulations that either currently affect, or may in the future affect, our business.
There can be no assurance future governmental action will not result in substantial changes to, or material reductions in, our reimbursements. Similarly, we may experience material increases in our operating costs. For example, in 2021, we expect our wage and benefit costs to increase at a rate in excess of our aggregate Medicare reimbursement rate increase. In any given year, the net effect of statutory and regulatory changes may result in a decrease in our reimbursement rate, and that decrease may occur at a time when our expenses are increasing. As a result, there could be a material adverse effect on our business, financial position, results of operations, and cash flows. For additional discussion of how we are reimbursed by Medicare, see Item 1, Business, “Regulatory and Reimbursement Challenges” and “Sources of Revenues—Medicare Reimbursement.”
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
Quality reporting requirements could adversely affect the Medicare reimbursement we receive.
The focus on alternative payment models and value-based purchasing of healthcare services has, in turn, led to more extensive quality of care reporting requirements. In many cases, the new reporting requirements are linked to reimbursement incentives. For example, under the 2010 Healthcare Reform Laws, CMS established new quality data reporting, effective October 1, 2012, for all IRFs. A facility’s failure to submit the required quality data results in a two percentage point reduction to that facility’s annual market basket increase factor for payments made for discharges in the subsequent Medicare fiscal year. Hospitals began submitting quality data to CMS in October 2012. All of our hospitals have met the reporting deadlines to date resulting in no corresponding reimbursement reductions. Similarly, home health and hospice agencies are required to submit quality data to CMS each year, and the failure to do so in accordance with the rules will result in a two percentage point reduction in their market basket updates. For 2021, we expect four of our home health and hospice agencies will incur a reduction in their reimbursement rates.
As noted above, the IMPACT Act mandated that CMS adopt several new quality reporting measures for the various post-acute provider types. The adoption of additional quality reporting measures to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing. Currently, CMS requires IRF and home health providers to track and submit patient assessment data to support the calculation of 17 and 20 quality reporting measures, respectively.
In 2015, CMS established a five-year home health value-based purchasing model in nine states to test whether incentives for better care can improve outcomes in the delivery of home health services. The model, which began in 2016, applies a reduction or increase to current Medicare-certified home health agency payments, depending on quality performance, made to agencies in Massachusetts, Maryland, North Carolina, Florida, Washington, Arizona, Iowa, Nebraska, and Tennessee. CMS under the Trump administration approved the expansion of the model to be done through future rulemaking, but there can be no assurance of how, or if, CMS under the Biden administration will continue expansion. As of December 31, 2020, we have 45 home health locations in the states currently included in the model, which account for 22% of our home health Medicare revenue. Performance will be assessed based on several process, outcome, and care satisfaction measures, and the payment adjustments to be applied on an annual basis are set forth in the table below:

Performance Year	Calendar Year for Payment Adjustment	Maximum Payment Adjustment (+/-)
2018	2020	6%
2019	2021	7%
2020	2022	8%
To date, we have not experienced a decrease in Net operating revenues in excess of $0.5 million in any year. Based on 2020 performance data, we anticipate almost no impact to our 2021 reimbursements. There can be no assurance all of our hospitals and agencies will meet quality reporting requirements or quality performance in the future which may result in one or more of our hospitals or agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
Reimbursement claims are subject to various audits from time to time and such audits may negatively affect our operations and our cash flows from operations.
We receive a substantial portion of our revenues from the Medicare program. Medicare reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as MACs that act as fiscal intermediaries for all

Medicare billings, auditors contracted by CMS, and insurance carriers, as well as the HHS Office of Inspector General (the “HHS-OIG”), CMS and state Medicaid programs. As noted above, the clarity and completeness of each patient medical file, some of which is the work product of a physician not employed by us, is essential to successfully challenging any payment denials. If the physicians working with our patients do not adequately document, among other things, their diagnoses and plans of care, our risks related to audits and payment denials in general are greater. Depending on the nature of the conduct found in such audits and whether the underlying conduct could be considered systemic, the resolution of these audits could have a material adverse effect in the aggregate on our financial position, results of operation and liquidity.
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
In August 2017, CMS announced the Targeted Probe and Educate (“TPE”) initiative. Under the TPE initiative, MACs use data analysis to identify healthcare providers with high claim error rates and items and services that have high national error rates. Once a MAC selects a provider for claims review, the initial volume of claims review is limited to 20 to 40 claims. The TPE initiative includes up to three rounds of claims review with corresponding provider education and a subsequent period to allow for improvement. If results do not improve sufficiently after three rounds, the MAC may refer the provider to CMS for further action, which may include extrapolation of error rates to a broader universe of claims or referral to a UPIC or RAC (defined below). As of December 31, 2020, none of our hospitals or agencies have progressed beyond the third round of reviews, so it is unclear how the review process after TPE would proceed. We cannot predict whether the TPE initiative or similar probes or reviews will materially impact our reimbursement or the timeliness of collections from Medicare in the future.
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
RAC audits of IRFs initially focused on coding errors but subsequently expanded to include medical necessity and billing accuracy reviews. To date, the Medicare payments subject to RAC audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2020. We have appealed substantially all RAC denials arising from these audits using the same process we follow for appealing pre-payment denials by MACs. CMS has authorized RACs to conduct complex reviews of the medical records associated with both IRF and home health reimbursement claims.
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
Delays in the administrative appeals process associated with denied Medicare reimbursement claims could delay or reduce our reimbursement for services previously provided.
Ordinary course Medicare pre-payment denials by MACs, as well as denials resulting from widespread probes and audits, are subject to appeal by providers. We have historically appealed a majority of our denials. Due to the sheer number of appeals and various administrative inefficiencies, including a shortage of judges, appeals that are due to be resolved in a matter of months commonly take years to complete. For example, most of our appeals heard in 2020 related to denials received in 2014 and 2015. We believe the process for resolving individual Medicare payment claims that are denied will continue to take several years. Additionally, the number of new denials far exceeds the number of appeals resolved in recent years (except 2020 in which CMS suspended payment reviews for several months because of the public health emergency and 2018) as shown in the following summary of our inpatient rehabilitation segment activity:

	New Denials	Collections of Previously Denied Claims	Revenue Reserve for New Denials
	(In Millions)
2020	$1.7	$22.0	$1.3
2019	20.2	14.9	6.1
2018	10.2	14.1	3.0
2017	43.6	27.6	13.0
2016	74.9	26.2	20.6
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

The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”). Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. We are exploring various remedies to counter those deficiencies. We believe it is too early to determine what impact, if any, these recent changes in the appeals process will have on our long-term success rate or Net operating revenues.We cannot predict what, if any, further action CMS will take to reduce the backlog or how long it will take to resolve our pending appeals of payment denials that are part of the backlog.
Efforts to reduce payments to healthcare providers undertaken by third-party payors, conveners, and referral sources could adversely affect our revenues and profitability.
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
Many factors affect pricing of our services and, in turn, our revenues. For example, in the inpatient rehabilitation segment, these factors include the treating facility’s urban or rural status, the length of stay, the payor and its applicable rate of reimbursement, and the patient’s medical condition and impairment status (acuity). In recent years, our inpatient rehabilitation segment has experienced a shift in payor mix to a slightly larger percentage of Medicaid patients. We could also experience a shift to a lower average patient acuity. Both of these shifts adversely affect pricing growth. See the “Segment Results of Operations—Inpatient Rehabilitation—Net Operating Revenues” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The expansion and growth of Medicaid resulting from provisions of the 2010 Healthcare Reform Laws have increased the number of those patients coming to us. Medicaid reimbursement rates are almost always the lowest among those of our payors, and frequently Medicaid patients come to us with other complicating conditions that make treatment more difficult and costly. We cannot predict the growth of, or changes to, Medicaid, but President Biden has stated that he favors extending public health insurance coverage to low income individuals currently ineligible for Medicaid. We cannot predict whether our payor mix will shift to lower reimbursement rate payors. In the future, we may experience shifts in our payor mix or the acuity of our patients that could adversely affect our pricing, Net operating revenues, and profitability.
Other Regulatory Risks
The ongoing evolution of the healthcare delivery system, including alternative payment models and value-based purchasing initiatives, in the United States may significantly affect our business and results of operations.
The healthcare industry in general is facing regulatory uncertainty around attempts to improve outcomes and reduce costs, including coordinated care and integrated delivery payment models. In an integrated delivery payment model, hospitals, physicians, and other care providers are reimbursed in a fashion meant to encourage coordinated healthcare on a more efficient, patient-centered basis. These providers are then paid based on the overall value and quality (as determined by outcomes) of the services they provide to a patient rather than the number of services they provide. While this is consistent with our goal and proven track record of being a high-quality, cost-effective provider, broad-based implementation of a new delivery payment model would represent a significant evolution or transformation of the healthcare industry, which may have a significant impact on our business and results of operations.
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
Similarly, CMS has established per the 2010 Healthcare Reform Laws several separate ACO programs, the largest of which is the Medicare Shared Savings Program (“MSSP”), a voluntary ACO program in which hospitals, physicians, and other care providers pursue the delivery of coordinated healthcare on a more efficient, patient-centered basis. Conceptually, ACOs receive a portion of any savings generated above a certain threshold from care coordination as long as benchmarks for the quality of care are maintained. Under the MSSP, there are two ACO tracks from which participants can choose. Each track offers a different degree to which participants share any savings realized or any obligation to repay losses suffered. The ACO rules adopted by CMS are extremely complex and remain subject to further refinement by CMS. Based on the CMS data below, the MSSP has not experienced meaningful growth in recent years.

	Number of ACOs	Assigned Beneficiaries
		(In Millions)
2021	477	10.7
2020	517	11.2
2019	487	10.4
2018	561	10.5
We continue to evaluate, on a case-by-case basis, appropriate BPCI Advanced and ACO participation opportunities for our hospitals and home health agencies. More than 35 of our inpatient rehabilitation hospitals have signed participation or preferred provider agreements with these alternative payment models. Those hospitals have treated only a limited number of patients under these alternative payment models to date. As of January 1, 2021, our home health and hospice segment is collaborating with approximately 140 alternative payment models, including Next Generation ACOs, MSSP ACOs, and Direct Contracting Models.
In December 2020, CMS announced another voluntary alternative payment model initiative, the Geographic Direct Contracting Model (the “GDCM”). Under the GDCM, Direct Contracting Entities (“DCEs”), which can include ACOs, health systems, health care provider groups, and health plans, will take responsibility for the total cost of care for all Medicare beneficiaries in a specific geographic region. DCEs may enter into agreements with preferred providers that provide for payment risk-sharing and offer Medicare beneficiaries benefits not otherwise available under traditional Medicare. The GDCM will be tested over a six-year period in four to ten regions. Many specifics of the GDCM remain unknown at this time, and it is not clear if, or how, the Biden administration will implement the GDCM.
On November 16, 2015, CMS published its final rule establishing the Comprehensive Care for Joint Replacement (“CJR”) payment model, which holds acute care hospitals accountable for the quality of care they deliver to Medicare fee-for-service beneficiaries for lower extremity joint replacements (i.e., knees and hips) from surgery through recovery. The CJR originally was mandatory for the acute care hospitals in the 67 geographic areas covered. On November 30, 2017, CMS issued a final rule making the CJR voluntary in 33 of those areas. The CJR model’s original five-year term ended in December 2020, but CMS has proposed to extend the model for three years for most providers in the 34 geographic areas with mandatory participation. Under CJR, healthcare providers in the mandatory participation areas are paid under existing Medicare payment systems. However, the acute-care hospital where a joint replacement takes place are held accountable for the quality and costs of care for the entire episode of care — from the time of the original admission through 90 days after discharge. Depending on the quality and cost performance during the entire episode, the acute-care hospital may receive an additional payment or be required to repay Medicare a portion of the episode costs. As a result, CMS believes acute care hospitals are incented to work with physicians and post-acute care providers to ensure beneficiaries receive the coordinated care they need in an efficient manner. Acute care hospitals participating in the CJR model may enter into risk-sharing financial arrangements with post-acute providers, including IRFs and home health agencies. As of December 31, 2020, we operated 26 inpatient rehabilitation hospitals in the 34 areas with mandatory participation, and we operated 9 other hospitals in markets where an acute care hospital voluntarily participated in CJR. CJR has not had a material impact on those hospitals.

HHS and CMS continue to explore ways to encourage and facilitate increased participation in alternative payment models and value-based purchasing initiatives. For example, the HHS-OIG and CMS finalized rules in 2020 modernizing the Anti-Kickback Statute and Stark law to, in part, promote a more coordinated, value-based system of care. The bundling and ACO initiatives have served as motivating factors for regulators and healthcare industry participants to identify and implement workable coordinated care and integrated delivery payment models. Broad-based implementation of a new delivery payment model would represent a significant transformation for us and the healthcare industry generally. The nature and timing of the evolution or transformation of the current healthcare system to coordinated care delivery and integrated delivery payment models and value-based purchasing remain uncertain. The development of new delivery and payment systems will almost certainly take significant time and expense. Many of the alternative approaches, including those discussed above and the home health value-based purchasing model discussed below, being explored may not work or could change substantially prior to any nationwide implementations. While only a small percentage of our business currently is or is anticipated to be subject to the alternative payment models discussed above, we cannot be certain these models will not be expanded or made standard or new models will not be implemented broadly.

Additionally, as the number and types of bundling, direct contracting, and ACO models increase, the number of Medicare beneficiaries who are treated in one of the models increases. Our willingness or inability to participate in integrated delivery payment and other alternative payment models and the referral patterns of other providers participating in those models may limit our access to Medicare patients who would benefit from treatment in inpatient rehabilitation hospitals or by home care services. In an attempt to reduce costs, ACOs may seek to discourage referrals to post-acute care all together. To the extent that acute care hospitals participating in those models do not perceive our quality of care or cost efficiency favorably compared to alternative post-acute providers, we may experience a decrease in volumes and Net operating revenues, which could adversely affect our financial position, results of operations, and cash flows. For further discussion of coordinated care and integrated delivery payment models and value-based purchasing initiatives, the associated challenges, and our efforts to respond to them, see the “Executive Overview—Key Challenges—Changes to Our Operating Environment Resulting from Healthcare Reform” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Other legislative and regulatory initiatives and changes affecting the industry could adversely affect our business and results of operations.
In addition to the legislative and regulatory actions that directly affect our reimbursement rates or further the evolution of the current healthcare delivery system, other legislative and regulatory changes, including as a result of ongoing healthcare reform, affect healthcare providers like us from time to time. For example, the 2010 Healthcare Reform Laws provide for the expansion of the federal Anti-Kickback Law and the False Claims Act (the “FCA”) that, when combined with other recent federal initiatives, are likely to increase investigation and enforcement efforts in the healthcare industry generally. Changes include increased resources for enforcement, lowered burden of proof for the government in healthcare fraud matters, expanded definition of claims under the FCA, enhanced penalties, and increased rewards for relators in successful prosecutions. CMS may also suspend payment for claims prospectively if, in its opinion, credible allegations of fraud exist. The initial suspension period may be up to 180 days. However, the payment suspension period can be extended almost indefinitely if the matter is under investigation by the HHS-OIG or DOJ. Any such suspension would adversely affect our financial position, results of operations, and cash flows.
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
In June 2019, CMS commenced the Home Health Review Choice Demonstration (“RCD”) in Illinois. RCD is intended to test whether pre-claim review improves methods for the identification, investigation, and prosecution of Medicare fraud and whether the pre-claim review helps reduce expenditures while maintaining or improving quality of care. Under RCD, providers may choose pre-claim review or post-payment review of all Medicare claims submitted or elect not to participate, in which case they will incur a 25% payment reduction on all claims. If a home health agency elects to participate in the review and 90% or more of its claims are found to be valid during the six month pre-claim review period, that agency may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. CMS implemented RCD in Ohio in September 2019. RCD was scheduled to expand to Texas in March 2020 and to North Carolina and Florida in May 2020. In late March 2020, however, CMS announced it was pausing the RCD for home health services in Illinois, Ohio, and Texas and that it would not start RCD in North Carolina and Florida until after the COVID-19 public health emergency ended. On August 21, 2020, CMS announced a new “phased-in approach” to the RCD due to the public health emergency and subsequently announced the delay of the phased-in participation of the RCD in Florida and North Carolina until March 31, 2021. As a result, North Carolina and Florida agencies may submit pre-claim review requests for billing periods beginning August 31, 2020. Cycle 1 of the RCD in Texas ended on September 30, 2020, and we achieved an affirmation rate greater than 90%.

We operate agencies (representing approximately 43% of our home health Medicare claims) in the five RCD states. We expect this demonstration project will require us to incur additional administrative and staffing costs and may impact the timeliness of claims payment given that Medicare administrative contractors in Illinois in a prior version of the project had difficulty processing pre-claim reviews on a timely basis. Accordingly, we may experience temporary decreases in Net operating revenues and in cash flow, or we may incur costs associated with patient care for which the Medicare claim is subsequently denied, which could have an adverse effect on our financial position, results of operations, and liquidity.

On December 14, 2020, CMS announced the proposal of a five-year review choice demonstration for inpatient rehabilitation services. CMS plans to implement the demonstration in Alabama, and then expand to Pennsylvania, Texas, and California in 2021. We operate 44 inpatient rehabilitation hospitals (representing approximately 33% of our IRF Medicare claims) in those four states. After the initial four states, CMS will expand the demonstration to include additional IRFs based on the Medicare Administrative Contractor to which those IRFs submit claims. Under the demonstration, participating IRFs would have an initial choice between pre-claim or post-payment review of 100% of claims submitted to demonstrate compliance with applicable Medicare coverage and clinical documentation requirements. Under the pre-claim review choice, services could begin prior to the submission of the review request and continue while the decision is being made. The pre-claim review request with required documentation must be submitted and reviewed before the final claim is submitted for payment. Under the post-payment review choice, IRFs would provide services, submit all claims for payment following their normal processes, and then submit required documentation for medical review. If 90% or more of its claims are found to be valid during the six-month review period, the IRF may then opt out of the RCD review, except for spot reviews of samples consisting of 5% of total claims. The IRF RCD would not create new documentation requirements. A number of key details on this proposal have yet to be released, and it is not clear if, or how, the Biden administration will implement this demonstration.

As discussed above, MedPAC makes healthcare policy recommendations to Congress and provides comments to CMS on Medicare payment related issues. Congress is not obligated to adopt MedPAC’s recommendations, and, based on outcomes in previous years, there can be no assurance Congress will adopt any given MedPAC recommendation. For example, in March and June 2020, MedPAC issued reports to Congress again recommending several possible changes, which MedPAC has advocated previously, to various post-acute payment systems. One possible change discussed was an increase to outlier payments to be funded by reductions to non-outlier payments rates under the IRF-PPS. This change would adversely impact us compared to other IRF providers because our hospitals have also historically averaged significantly less Medicare reimbursement for high cost outlier patients than other providers have averaged.
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
Healthcare providers are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:
•licensure, certification, enrollments, and accreditation;
•policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements);
•coding and billing for services;
•requirements of the 60% compliance threshold under the 2007 Medicare Act;
•relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;
•quality of medical care;
•use and maintenance of medical supplies and equipment;
•maintenance and security of patient information and medical records;
•minimum staffing;
•acquisition and dispensing of pharmaceuticals and controlled substances; and
•disposal of medical and hazardous waste.
In the future, changes in these laws or regulations or the manner in which they are enforced could subject our current or past practices to allegations of impropriety or illegality or could require us to make changes in our hospitals, equipment, personnel, services, capital expenditure programs, operating procedures, and contractual arrangements, as well as the way in which we deliver home health and hospice services. Those changes could also affect reimbursements as well as future compliance, training, and staffing costs. For example, the 2021 Budget Act creates a new Medicare survey program for hospice agencies which will require a survey at least once every three years. Hospices that are found to be out of compliance could be subjected to new civil monetary penalties that accrue according to days out of compliance, as well as other forms of corrective action.
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
Of note, the HHS-OIG periodically updates a work plan that identifies areas of compliance focus. In recent years, the HHS-OIG work plans for IRFs have focused on, among other items, the appropriate utilization of concurrent and group therapy and adverse and temporary harm events occurring in IRFs. In January 2020, the HHS-OIG announced an active work plan to focus on incentives under the IRF-PPS to discharge patients prematurely to home health agencies and appropriate documentation to support claims by home health and hospice agencies, which is expected to be issued in 2021. In September 2020, the HHS-OIG announced an active work plan to focus on infection control at home health agencies during the COVID-19 pandemic, also expected to be issued in 2021. In January 2021, the HHS-OIG announced an audit to evaluate home health services provided by agencies during the COVID-19 public health emergency to determine which types of skilled services were furnished via telehealth, and whether those services were administered and billed in accordance with Medicare requirements. Another active work plan provides that the HHS-OIG will determine if hospice patients are receiving the required visits by registered nurses.

In September 2018, the HHS-OIG released a report purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, that HHS-OIG report involved an extremely small sample size, was not a random sample of cases, included some citations to coverage requirements that did not match actual regulations, appeared to conflate technical documentation requirements with medical necessity determinations, and was at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. The HHS-OIG work plan, audit or similar future efforts could result in proposed changes to the payment systems for providers or increased denials of Medicare claims for patients notwithstanding the referring physicians’ judgment that treatment is appropriate.

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
On August 6, 2020, CMS issued a proposed rule invoking a rarely used retroactive-rulemaking authority to support CMS’s application of a Medicare payment methodology that the U.S. Supreme Court found to be procedurally improper in Azar v. Allina Health Services in 2019. CMS’ invocation of its retroactive-rulemaking authority in response to this Supreme Court decision is an unfavorable precedent for providers because it demonstrates a willingness by CMS to revive adverse reimbursement actions after those actions are deemed deficient on administrative procedural grounds.

Additionally, the federal government is increasingly turning to statistical sampling and extrapolation to expand claims denials and enforcement efforts and advocate for changes in reimbursement policy. Through sampling and extrapolation, the government takes a review of a small number of reimbursement claims and generalizes the results of that review to a much broader universe of claims, which can result in significant increases in the aggregate number and value of claims at issue. Increasing use of extrapolation can be found in payment review audits, such as those conducted by RACs and UPICs. In addition to payment reviews, government agencies may allege compliance violations, including submission of false claims, based on sampling and extrapolation and seek to change reimbursement policy. For example, the HHS-OIG issued a report in September 2018 purporting to identify a high error rate (approximately 80% of claims) among inpatient rehabilitation hospital admissions in a small sample of 220 claims. Based on its findings, the HHS-OIG extrapolated the error rate to the universe of inpatient rehabilitation claims and, among other things, recommended reevaluation of the IRF-PPS. However, the HHS-OIG report involves an extremely small sample size, is not a random sample of cases, includes incorrect references to coverage requirement regulations, appears to conflate technical documentation requirements with medical necessity determinations, and is at odds with actual MAC reviews of claims during that same timeframe which found substantially lower error rates. Notwithstanding the technical statistical flaws that can arise in sampling small groups of claims and the extremely problematic nature of extrapolation in the context of individualized decisions of medical judgment as some courts have noted, sampling and extrapolation pose a growing risk to healthcare providers in the form of more significant claims of overpayments and increased legal costs to defend against these problematic regulatory practices. In a recent federal court case, the fifth circuit court of appeals ruled in favor of CMS and affirmed the application of extrapolation errors identified in a sample of claims to support larger claims for overpayment. Any associated loss of revenue or increased legal costs could materially and adversely affect our financial position, results of operations, and cash flows.

The Hospital Pricing Transparency Rule could adversely affect our business and results of operations.
Effective on January 1, 2021, the hospital price transparency rule requires hospitals to publish on the internet in a consumer-friendly format their standard charges based on negotiated rates for all items and services and up to 300 common shoppable services. Shoppable services are those routinely provided in non-urgent situations and include those ancillary services that customarily accompany the primary service being provided. The charges for an individual item or service to be published include:
•gross charge (charge as reflected on a hospital’s chargemaster, absent any discounts),
•payer-specific negotiated charge (charge negotiated with a third party payer for an item or service),
•de-identified minimum negotiated charge (lowest charge negotiated with all third-party payers),
•de-identified maximum negotiated charge (highest charge negotiated with all third-party payers), and
•discounted cash price (charge that applies to an individual who pays cash).
This rule imposes significant initial and ongoing burdens on hospitals to track and publish various billing information. In the event a hospital fails to comply with the new requirements and does not complete the prescribed corrective action, CMS may impose a civil monetary penalty of up to $300 per day.
Many states have also passed or are debating legislation establishing price transparency websites or mandating that health plans or hospitals make price information available to consumers. The associated reporting obligations vary from state to state. We cannot predict what the adverse effects, if any, of this new CMS rule or any state law or regulation, such as the effect on relations with managed care payors and referral sources, may be for us.
Efforts to comply with regulatory mandates to increase the use of electronic health data and health system interoperability may lead to enforcement and negative publicity which could adversely affect our business.
For many years, a primary focus of the healthcare industry has been to increase the use of electronic health records, or “EHR,” and the sharing of the health data among providers, payors and other members of the industry. The federal government has been a significant driver of that initiative through rules and regulations. In 2009, as part of the Health Information Technology for Economic and Clinical Health (HITECH) Act, the federal government set aside $27 billion of incentives for hospitals and providers to adopt EHR systems. In 2020, CMS and HHS’s Office of the National Coordinator for Health IT (“ONC”) finalized policy changes implementing interoperability, information blocking, and patient access provisions of the 21st Century Cures Act and supporting the MyHealthEData initiative, designed to allow patients to access their health claims information electronically through the application of their choosing. The companion rules will transform the way in which healthcare providers, health information technology developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information. For example, the ONC rule prohibits healthcare providers, health IT developers, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, also known as “information blocking.” The ONC rule also requires regulated actors to respond to requests for electronic health information in the content and manner requested, with some exceptions. Enforcement of ONC’s and CMS’ new health information access, exchange, and use standards promulgated in the 2020 rules will begin in 2021, and noncompliance can result in civil monetary penalties, exclusion from participation in federal health care programs and other appropriate “disincentives” that have not yet been identified by the agencies. The HHS-OCR patient right of access initiative, which began in late 2019 and has similar objectives to the new ONC initiative, such as promoting and enforcing patient access to health information, has led to 13 settlements of enforcement actions to date.

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
On September 5, 2019, CMS released a final rule that will implement over a period time additional provider enrollment provisions and create several new revocation and denial authorities in an attempt to bolster CMS’ efforts to prevent waste, fraud and abuse. A few provisions of this new rule could significantly increase the complexity of filing enrollment applications for all of our provider entities, including increased burden related to tracking and identifying required reporting data from our joint venture partners. This rule requires Medicare and Medicaid providers and suppliers to disclose any current or previous (in the last five years), direct or indirect affiliation with a provider or supplier that has ever had a disclosable event. A disclosable event is any uncollected debt to Medicare or Medicaid, payment suspension under a federal health care program, denial, revocation or termination of enrollment (even if it is under appeal), or exclusion by the HHS-OIG from participation in a federal health care program. The rule also broadens the definition of an affiliation, including many indirect ownership or control situations such as ownership interests in a publicly traded company. If CMS determines an affiliation with a disclosable event poses an undue risk of fraud, waste or abuse, then the provider reporting that affiliation may be subject to exclusion from Medicare. Currently, information regarding uncollected debt, payment suspensions and enrollment actions are not generally available, so obtaining such information on affiliates could prove difficult or impossible in some situations. CMS intends to issue further guidance on the level of effort it expects providers to undertake to uncover information on their affiliates.
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

Other Operational and Financial Risks
The proper function, availability, and security of our information systems are critical to our business and failure to maintain proper function, availability, or security of our information systems or protect our data against unauthorized access could have a material adverse effect on our business, financial position, results of operations, and cash flows.
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
We expend significant capital to protect against the threat of security breaches, including cyber attacks, email phishing schemes, malware and ransomware. Substantial additional expenditures may be required to respond to and remediate any problems caused by breaches, including the unauthorized access to or theft of patient data and protected health information stored in our information systems and the introduction of computer malware or ransomware to our systems. We also provide our employees annual training and regular reminders on important measures they can take to prevent breaches and other cyber threats, including phishing schemes. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information and the disruption of healthcare services through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being victims of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. In 2020, one large, national healthcare system reported a ransomware attack that forced its facilities to operate without access to information systems for some time. We are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, breach or unavailability of our and our vendors’ information systems, including systems used in acquired operations, and third-party systems we use.

In December 2020, it was reported that a sophisticated, well-funded state-sponsored threat actor implanted a backdoor security vulnerability in a widely used network monitoring software sold by SolarWinds, which software was then distributed to thousands of customers, including numerous government agencies and companies in the private sector, via an automatic update platform used to push out new software updates. Three of our servers downloaded the compromised software. The vulnerability was designed to enable hackers to install and execute additional malware that could be used to exfiltrate and facilitate remote access to data possessed by these government agencies and companies. The full scope of the security threat and extent of exploitation of the vulnerability is not yet known. Promptly after we learned of the compromised SolarWinds software update, we identified, isolated and remediated the malicious update then reviewed and ensured we were implementing the recommended security practices provided by industry and government experts. We also conducted a forensics investigation using all the indicators of compromise provided by leading security experts. Our forensic analysis to date has discovered no indicators of compromise. We continue to monitor this situation closely and work with our cyber security vendors, as well as industry and governmental cyber security partners combating this threat.

To date, we are not aware of having experienced a material compromise from a cyber breach or attack. However, given the increasing cyber security threats in the healthcare industry, there can be no assurance we will not experience business interruptions; data loss, ransom, misappropriation or corruption; theft or misuse of proprietary, patient or other personally identifiable information; or litigation, investigation, or regulatory action related to any of those, any of which could have a material adverse effect on our patient care, financial position, and results of operations and harm our business reputation.
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
We operate in highly competitive, fragmented inpatient rehabilitation and home health and hospice industries. Although we are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, in any particular market we may encounter competition from local or national entities with longer operating histories or other competitive advantages. For example, acute care hospitals, including those owned and operated by large public companies, may choose to expand or begin offering post-acute rehabilitation services. Given that approximately 91% of our hospitals’ referrals come from acute care hospitals, that increase in competition could materially and adversely affect our admission referrals in the related markets. There are also large acute care systems that may have more resources available to compete than we have. Other providers of post-acute care services may attempt to become competitors in the future. For example, some nursing homes, including at least one public company operator, have been marketing themselves as offering certain rehabilitation services, even though nursing homes are not required to offer the same level of care, and are not licensed, as hospitals.
In the home health and hospice services industries, our primary competition comes from the home health business owned in part by a large insurance company, three other large public home health companies, locally owned private home health companies or acute care hospitals with adjunct home health services and typically varies from market to market. We also compete with a variety of other companies in providing home health and hospice services, some of which, including several large public companies, may have greater financial and other resources and may be more established in their respective communities. One public home health company has a strategy that emphasizes joint ventures with acute care hospitals, including a number of joint ventures with large systems, which frequently serve as the referral sources for home health patients in specific markets. Similarly, there is a large insurance company that offers Medicare Advantage coverage and owns an interest in a home health business that is the largest provider of Medicare-certified skilled home health services. Additionally, nursing homes compete for referrals in some instances when the patients may be suitable for home-based care.
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
There can be no assurance this competition, or other competition which we may encounter in the future, will not adversely affect our business, financial position, results of operations, or cash flows. In addition, from time to time, there are efforts in states with certificate of need (“CON”) laws to weaken those laws, which could potentially increase competition in those states. For example, in 2019, Florida enacted legislation to repeal CON regulations for several provider types, including IRFs, in two stages. Effective July 1, 2019, existing IRFs became eligible to expand without first obtaining a CON. Effective July 1, 2021, new IRFs can operate without first obtaining a CON. Conversely, competition and statutory procedural requirements in some CON states may inhibit our ability to expand our operations in those states. For a breakdown of the CON status of the states and territories in which we have operations, see Item 2, Properties.
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
We are selectively pursuing strategic acquisitions of, and in some instances joint ventures with, other healthcare providers. We may face limitations on our ability to identify sufficient acquisition or other development targets and to complete those transactions to meet goals. In the home health industry, there is significant competition among acquirors attempting to secure the acquisition of companies that have a large number of locations. Our large home health competitors may have the ability to out bid us for acquisitions. In the inpatient rehabilitation industry, the costs of constructing new hospitals may be increasing faster than the general inflation rate. In many states, the need to obtain governmental approvals, such as a CON or an approval of a change in ownership, may represent a significant obstacle to completing transactions. Additionally, in states with CON laws, it is not unusual for third-party providers to challenge the initial awards of CONs, the increase in the number of approved beds in an existing CON, or the expansion of the area served, and the adjudication of those challenges and related appeals may take many years. These factors may delay, or increase the cost to us associated with, any acquisition or de novo development or prevent us from completing one or more acquisitions or de novo developments.
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
Investments, acquisitions, joint ventures or other development opportunities identified and completed may involve material cash expenditures, debt incurrence, operating losses, amortization of certain intangible assets of acquired companies, issuances of equity securities, liabilities, and expenses, some of which are unforeseen, that could materially and adversely affect our business, financial position, results of operations and liquidity. Acquisitions, investments, and joint ventures involve numerous risks, including:
•limitations, including state CONs as well as anti-trust, Medicare, and other regulatory approval requirements, on our ability to complete such acquisitions, particularly those involving not-for-profit providers, on terms, timetables, and valuations reasonable to us;
•limitations in obtaining financing for acquisitions at a cost reasonable to us;
•difficulties integrating acquired operations, personnel, and information systems, and in realizing projected revenues, efficiencies and cost savings, or returns on invested capital;
•entry into markets, businesses or services in which we may have little or no experience;
•diversion of business resources or management’s attention from ongoing business operations; and
•exposure to undisclosed or unforeseen liabilities of acquired operations, including liabilities for failure to comply with healthcare laws and anti-trust considerations in specific markets as well as risks and liabilities related to previously compromised information systems.

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
We anticipate our acquisitions will result in benefits including, among other things, increased revenues. However, acquired businesses may not contribute to our revenues or earnings to the extent anticipated, and any synergies we expect may not be realized after the acquisitions have been completed. If the acquired businesses underperform and any underperformance is other than temporary, we may be required to take an impairment charge. Failure to achieve the anticipated benefits could result in the diversion of management’s time and energy and could have an adverse effect on our business, financial position, results of operations, and cash flows.
Competition for staffing, shortages of qualified personnel, union activity or other factors may increase our labor costs and reduce profitability.
Our operations are dependent on the efforts, abilities, and experience of our medical personnel, such as physical therapists, occupational therapists, speech pathologists, nurses, and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified personnel responsible for the daily operations of each of our locations. In some markets, the lack of availability of medical personnel is a significant operating issue facing all healthcare providers. This issue may be exacerbated if immigration is more limited in the future. As discussed above in the COVID-19 pandemic risk factor, the pandemic has affected the availability of clinical staff in many markets from time to time. A shortage may require us to continue to enhance wages and benefits to recruit and retain qualified personnel or to contract for more expensive temporary personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate.
If our labor costs increase, we may not experience reimbursement rate or pricing increases to offset these additional costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is limited. In particular, if labor costs rise at an annual rate greater than our net annual market basket update from Medicare, as is expected to happen in 2021, or we experience a significant shift in our payor mix to lower rate payors such as Medicaid, our results of operations and cash flows will be adversely affected. Conversely, decreases in reimbursement revenues, such as with sequestration and the PDGM reimbursement rate reductions, may limit our ability to increase compensation or benefits to the extent necessary to retain key employees, in turn increasing our turnover and associated costs. Union activity is another factor that may contribute to increased labor costs. We currently have a minimal number of union employees, so an increase in labor union activity could have a significant impact on our labor costs. Our failure to recruit and retain qualified medical personnel, or to control our labor costs, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

We are a defendant in various lawsuits, and may be subject to liability under qui tam cases, the outcome of which could have a material adverse effect on us.
We operate in a highly regulated industry in which healthcare providers are routinely subject to litigation. As a result, various lawsuits, claims, and legal and regulatory proceedings have been and can be expected to be instituted or asserted against us. We are a defendant in a number of lawsuits, most of which are general and professional liability matters inherent in treating patients with medical conditions. Our more significant lawsuits and investigations, are discussed in Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
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
In 2019, we settled with DOJ to conclude an investigation that originated in 2013 based on the allegations made by relators. The seven-year investigation produced no evidence of falsity or fraudulent conduct. Eventually, the court overseeing the qui tam actions refused to give DOJ more time to decide whether to intervene and unsealed the cases. DOJ chose not to intervene and prosecute the matter. We settled the DOJ investigation, together with the related qui tam or “whistleblower” lawsuits, for a payment of $48 million, and we expressly denied any wrongdoing. Even when a matter is without merit, as we believe was the case with this investigation, we may still incur significant costs of defense or settlement costs or both.
It is possible that other qui tam lawsuits have been filed against us, which suits remain under seal, or that we are unaware of such filings or precluded by existing law or court order from discussing or disclosing the filing of such suits. We may be subject to liability under one or more undisclosed qui tam cases brought pursuant to the FCA.
The healthcare services we provide involve substantial risk of general and professional liability. Inpatient rehabilitative care involves three hours of daily intensive therapy for patients who are usually elderly and come to our hospitals with debilitating medical conditions, including COVID-19 and its associated conditions. Our clinicians must frequently assist patients who have difficulty with mobility. Home care services, by their very nature, are provided in an environment that is not in the substantial control of the healthcare provider. On any given day, we have thousands of care providers driving to and from the homes of patients. We cannot predict the impact any claims arising out of the travel, the home visits or the care being provided (regardless of their ultimate outcomes) could have on our business or reputation or on our ability to attract and retain patients and employees. We also cannot predict the adequacy of any reserves for such losses or recoveries from any insurance or re-insurance policies.
We self-insure a substantial portion of our professional, general, and workers’ compensation liability risks, which may not include risks related to regulatory fines and penalties, through our captive insurance subsidiary, as discussed further in Note 11, Self-Insured Risks, to the accompanying consolidated financial statements. Changes in the number of these liability claims and the cost to resolve them impact the reserves for these risks. A variance between our estimated and actual number of claims or average cost per claim could have a material impact, either favorable or unfavorable, on the adequacy of the reserves for these liability risks, which could have an effect on our financial position and results of operations.
Additionally, we operate in states in which the litigation environment may pose a significant business risk to us. For instance, we have been involved in lawsuits, including putative class actions, brought under California’s Private Attorneys General Act (“PAGA”). Under PAGA, individuals, including aggrieved employees, can bring individual or class-action claims alleging regulatory violations, including alleged violations of employment regulations. Additionally, judges and juries in California have demonstrated a willingness to grant large verdicts to plaintiffs in connection with employment and labor related cases. In 2017, the California Supreme Court held that plaintiffs bringing suit under PAGA are generally entitled to request and receive a significant amount of information from the employer early in the litigation, which creates pressure for employers to settle early to avoid substantial litigation costs and which has resulted in a significant increase PAGA claims in recent years.

We may incur additional indebtedness in the future, and that debt or the associated increased leverage may have negative consequences for our business. The restrictive covenants included in the terms of our indebtedness could affect our ability to execute aspects of our business plan successfully.
As of December 31, 2020, we have approximately $2.9 billion of long-term debt outstanding (including that portion of long-term debt classified as current and excluding $391.7 million in finance leases). See Note 10, Long-term Debt, to the accompanying consolidated financial statements. Subject to specified limitations, our credit agreement and the indentures governing our debt securities permit us and our subsidiaries to incur material additional debt. If new debt is added to our current debt levels, the risks described here could intensify.
Our indebtedness could have important consequences, including:
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;
•placing us at a competitive disadvantage compared with competing providers that have less debt; and
•exposing us to risks inherent in interest rate fluctuations for outstanding amounts under our credit facility, which could result in higher interest expense in the event of increases in interest rates, as discussed in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.
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
In addition, the terms of our credit agreement and the indentures governing our senior notes do, and our future debt instruments may, impose restrictions on us and our subsidiaries, including restrictions on our ability to, among other things, engage in one or more alternative separation transactions involving our home health and hospice segment (as discussed further above) or other transactions, pay dividends on or repurchase our capital stock, engage in transactions with affiliates, or incur or guarantee indebtedness. These covenants could also adversely affect our ability to finance our future operations or capital needs and pursue available business opportunities. For additional discussion of our material debt covenants, see the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements.
In addition, our credit agreement requires us to maintain specified financial ratios and satisfy certain financial condition tests. See the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements. Although we remained in compliance with the financial ratios and financial condition tests as of December 31, 2020, we cannot provide assurance we will continue to do so. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. A severe downturn in earnings, failure to realize anticipated earnings from acquisitions, or, if we have outstanding borrowings under our credit facility at the time, a rapid increase in interest rates could impair our ability to comply with those financial ratios and financial condition tests and we may need to obtain waivers from the required proportion of the lenders to avoid being in default. If we try to obtain a waiver or other relief from the required lenders, we may not be able to obtain it or such relief might have a material cost to us or be on terms less favorable than those in our existing debt. If a default occurs, the lenders could exercise their rights, including declaring all the funds borrowed (together with accrued and unpaid interest) to be immediately due and payable, terminating their commitments or instituting foreclosure proceedings against our assets, which, in turn, could cause the default and acceleration of the maturity of our other indebtedness. A breach of any other restrictive covenants contained in our credit agreement or the indentures governing our senior notes would also (after giving effect to applicable grace periods, if any) result in an event of default with the same outcome.
As of December 31, 2020, approximately 72% of our consolidated Property and equipment, net was held by our company and its guarantor subsidiaries under its credit agreement. See Note 10, Long-term Debt, to the accompanying consolidated financial statements, the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 2, Properties.
Item 1B.Unresolved Staff Comments
None.
Item 2.Properties
We currently maintain our principal executive office at 9001 Liberty Parkway, Birmingham, Alabama, the lease for which expires in 2033 and has multiple renewal options for additional five-year terms.
In addition to our principal executive office and our home health and hospice corporate office, as of December 31, 2020, we leased or owned through various consolidated entities 137 hospitals and 323 agency offices. All but two of our hospital leases, which represent the largest portion of our rent expense, have at least five years remaining on their terms after taking into consideration one or more renewal options. Our consolidated entities associated with our leased hospitals are generally responsible for property taxes, property and casualty insurance, and routine maintenance expenses. Our home health and hospice business is based in Dallas, Texas where it leases office space for corporate and administrative functions. The remaining home health and hospice locations are in the localities served by that business and are subject to relatively small space leases, primarily 5,000 square feet or less. Those space leases are typically five years or less in term. We do not believe any one of our individual properties is material to our consolidated operations.

The following table sets forth information regarding our hospitals and our home health and hospice locations as of December 31, 2020:

		Number of Hospitals
State	Licensed Beds	Building and Land Owned		Building Owned and Land Leased	Building and Land Leased	Total	Home Health and Hospice Locations
Alabama *+	427	2		3	2	7	57
Arizona	396	1		2	3	6	5
Arkansas +	368	3		1	1	5	5
California	234	3		—	1	4	—
Colorado	124	1		—	1	2	6
Connecticut *	—	—		—	—	—	1
Delaware *	40	—		1	—	1	—
Florida *	983	10		—	2	12	19
Georgia *+	170	2	(1)	1		3	25
Idaho	40	—		1	—	1	12
Illinois *	65	—		1	—	1	3
Indiana	98	1		—	—	1	1
Iowa	40	1		—	—	1	—
Kansas	242	1		—	2	3	6
Kentucky *+	323	2		1	—	3	3
Louisiana	47	1		—	—	1	3
Maine *	100	—		—	1	1	—
Maryland *+	64	1		—	—	1	3
Massachusetts *	529	2		—	2	4	5
Mississippi *+	43	—		—	1	1	20
Missouri *	191	—		2	—	2	2
Nevada *	219	2		—	1	3	4
New Hampshire	50	—		1	—	1	—
New Jersey *+	199	1		1	1	3	—
New Mexico	87	1		—	—	1	7
North Carolina *+	68	1		—	—	1	6
Ohio	260	2		1	1	4	1
Oklahoma	60	—		1	—	1	21
Oregon *	—	—		—	—	—	2
Pennsylvania	745	5		—	4	9	4
Puerto Rico *+	72	—		—	2	2	—
Rhode Island *+	—	—		—	—	—	1
South Carolina *+	456	2		4	1	7	4
South Dakota	40	1		—	—	1	—
Tennessee *+	493	5		4	—	9	8
Texas	1,593	12		3	9	24	63
Utah	84	1		—	—	1	12
Virginia *	297	2		1	3	6	12
West Virginia *+	258	1		3	—	4	—
Wyoming	—	—		—	—	—	2
	9,505	67		32	38	137	323	(2)

*     Hospital certificate of need state or U.S. territory. In Florida, existing IRFs became eligible to expand without first obtaining a CON effective July 1, 2019, and new IRFs may operate without first obtaining a CON effective July 1, 2021.
+ Home health or hospice certificate of need state or U.S. territory.
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
(2)    This total includes 241 locations where we provide home health services and 82 locations where we provide hospice services.
Our principal executive office, hospitals, and other properties are suitable for their respective uses and are, in all material respects, adequate for our present needs. Information regarding the utilization of our licensed beds and other operating statistics can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.Legal Proceedings
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

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our common stock trade on the New York Stock Exchange under the ticker symbol “EHC.”
Holders
As of February 12, 2021, there were 99,265,706 shares of Encompass Health common stock issued and outstanding, net of treasury shares, held by approximately 7,214 holders of record (participant positions at The Depository Trust Corporation plus record holders).
Dividends
On February 24, 2021, our board of directors declared a cash dividend of $0.28 per share, payable on April 15, 2021 to stockholders of record on April 1, 2021. We expect quarterly dividends to continue to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board each quarter after consideration of various factors, including our capital position and alternative uses of funds.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2020, information concerning compensation plans under which our securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations, or expirations since that date. All share amounts and exercise prices have been adjusted to reflect stock splits that occurred after the date on which any particular underlying plan was adopted, to the extent applicable.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options(1)	Number of securities available for future issuance
Plans approved by stockholders	2,532,030	(2)	$50.65	8,445,724	(3)
Plans not approved by stockholders	86,830	(4)		—
Total	2,618,860		$50.65	8,445,724
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
Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended December 31, 2020:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1 through October 31, 2020	1,102	$67.50	—	$199,253,887
November 1 through November 30, 2020	18,461	65.00	18,461	198,053,924
December 1 through December 31, 2020	—	—	—	198,053,924
Total	19,563	$65.14	18,461
(1)Except as noted in the following sentence, the number of shares reported in this column represents shares tendered by an employee as payment of the tax liabilities incident to the vesting of previously awarded shares of restricted stock. In October, 729 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
(2)On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock. On February 14, 2014, our board approved an increase in this common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Company Stock Performance
Set forth below is a line graph comparing the total returns of our common stock, the Standard & Poor’s 500 Index (“S&P 500”), and the S&P Health Care Services Select Industry Index (“SPSIHP”), an equal-weighted index of at least 35 companies in healthcare services that are also part of the S&P Total Market Index and subject to float-adjusted market capitalization and liquidity requirements. Our compensation committee has in prior years used the SPSIHP as a benchmark for a portion of the awards under our long-term incentive program. The graph assumes $100 invested on December 31, 2015 in our common stock and each of the indices. The returns below assume reinvestment of dividends paid on the related common stock. We have paid a quarterly cash dividend on our common stock since October 2013.
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
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
Among Encompass Health Corporation, the S&P 500 Index, and the S&P Health Care Services Select Industry Index

$300
$250
$200
$150
$100
$50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Encompass Health Corporation
S&P 500
S&P Health Care Services

	For the Year Ended December 31,
	Base Period	Cumulative Total Return
Company/Index Name	2015	2016	2017	2018	2019	2020
Encompass Health Corporation	100.00	121.32	148.43	188.32	215.12	261.08
Standard & Poor’s 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P Health Care Services Select Industry Index	100.00	89.38	95.15	96.33	112.16	114.97

Item 6.Selected Financial Data
We derived the selected consolidated financial data presented below as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 from our audited consolidated financial statements and related notes included elsewhere in this filing. We derived the selected historical consolidated financial data presented below as of December 31, 2018 and as of and for the years ended December 31, 2017 and 2016 from our consolidated financial statements and related notes not included herein. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial position or results of operations.

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In Millions, Except per Share Data)
Statements of Comprehensive Income Data:
Net operating revenues	$4,644.4	$4,605.0	$4,277.3	$3,913.9	$3,642.6
Operating earnings (1)	563.9	612.1	555.2	578.3	588.1
Provision for income tax expense	103.8	115.9	118.9	145.8	163.9
Income from continuing operations	368.8	446.4	374.3	350.6	318.1
(Loss) income from discontinued operations, net of tax	—	(0.6)	1.1	(0.4)	—
Net income	368.8	445.8	375.4	350.2	318.1
Less: Net income attributable to noncontrolling interests	(84.6)	(87.1)	(83.1)	(79.1)	(70.5)
Net income attributable to Encompass Health common shareholders	$284.2	$358.7	$292.3	$271.1	$247.6

Weighted average common shares outstanding: (2)
Basic	98.6	98.0	97.9	93.7	89.1
Diluted	99.8	99.4	99.8	99.3	99.5
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.87	$3.66	$2.97	$2.88	$2.77
Discontinued operations	—	(0.01)	0.01	—	—
Net income	$2.87	$3.65	$2.98	$2.88	$2.77
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.85	$3.62	$2.92	$2.84	$2.59
Discontinued operations	—	(0.01)	0.01	—	—
Net income	$2.85	$3.61	$2.93	$2.84	$2.59

Cash dividends per common share	$1.12	$1.10	$1.04	$0.98	$0.94

	As of December 31,
	2020	2019	2018	2017	2016
	(In Millions)
Balance Sheet Data:
Total assets (3)	$6,445.9	$6,080.7	$5,175.0	$4,864.5	$4,663.8
Long-term debt, including current portion (2) (3)	3,288.9	3,062.6	2,514.4	2,577.7	3,016.4
Encompass Health shareholders’ equity (2)	1,588.0	1,352.2	1,276.7	1,152.5	717.8
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
(3)     In May 2018, we acquired Camellia Healthcare and affiliated entities using cash on hand and borrowings under our revolving credit facility. In July 2019, we acquired privately owned Alacare Home Health & Hospice using cash on hand and borrowings under our revolving credit facility. See Note 2, Business Combinations, and Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and related notes. This MD&A is designed to provide the reader with information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our consolidated financial statements. See “Cautionary Statement Regarding Forward-Looking Statements and Summary of Risk Factors” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors.
In addition, management’s discussion and analysis of our results of operations and cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 may be found in, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020.
Executive Overview
Our Business
We are a leading provider of post-acute healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of December 31, 2020, our national footprint spans 39 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business and reportable segments, see Item 1, Business and Item 1A, Risk Factors, of this report, Note 19, Segment Reporting, to the accompanying consolidated financial statements, and the “Segment Results of Operations” section of this Item.
On December 9, 2020, we announced a formal process to explore strategic alternatives for our home health and hospice business. A range of options are under consideration, including the full or partial separation of the home health and hospice business from Encompass Health through an initial public offering, spin-off, merger, sale or other transaction. No timetable has been established for the completion of the strategic review.

Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of December 31, 2020, we operate 137 inpatient rehabilitation hospitals and manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represented approximately 77% of our Net operating revenues for the year ended December 31, 2020.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. Our hospice business is the nation’s eighth largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of December 31, 2020, we provide home health services in 241 locations and hospice services in 82 locations across 31 states, with a concentration in the southern half of the United States. In addition, one of these home health agencies operates as a joint venture that we account for using the equity method of accounting. Our home health and hospice segment represented approximately 23% of our Net operating revenues for the year ended December 31, 2020.
2020 Overview
The rapid onset of the COVID-19 Pandemic (the “pandemic”) in the United States has resulted in significant changes to our operating environment. For discussion of the financial and operational impacts we have experienced as a result of the pandemic, see Item 1, Business, Item 1A, Risk Factors, and the “Results of Operations” and “Segment Results of Operations” sections of this Item.
We continued our development and expansion efforts during 2020. In our inpatient rehabilitation segment, we:
•began operating our new 50-bed inpatient rehabilitation hospital in Murrieta, California in February 2020;
•began operating a 40-bed inpatient rehabilitation hospital in Coralville, Iowa with our joint venture partner, University of Iowa Health Care, in June 2020;
•began operating our new 40-bed inpatient rehabilitation hospital in Sioux Falls, South Dakota in June 2020;
•began operating our new 40-bed inpatient rehabilitation hospital in Toledo, Ohio in November 2020;
•continued our capacity expansions by adding 117 new beds to existing hospitals; and

•announced or continued development of the following hospitals:

	Number of New Beds
	2021(1)	2022(1)
De novos:
Cumming, Georgia	50	—
North Tampa, Florida	50	—
Stockbridge, Georgia	50	—
Greenville, South Carolina	40	—
Pensacola, Florida	40	—
Shreveport, Louisiana	40	—
Waco, Texas	40	—
Libertyville, Illinois	—	60
St. Augustine, Florida	—	40
Lakeland, Florida	—	50
Clermont, Florida	—	50
Naples, Florida	—	50
Cape Coral, Florida	—	40
Jacksonville, Florida	—	50
Joint ventures:
San Angelo, Texas	40	—
Knoxville, Tennessee	—	73
Shiloh, Illinois	—	40
Moline, Illinois	—	40
Owasso, Oklahoma	—	40
(1) Certain development projects may be delayed due to the pandemic.
In our home health and hospice segment, we acquired one home health location in Lynchburg, Virginia and began accepting patients at our home health location in Sebring, Florida and our new hospice location in Allen, Texas.
During 2020, Net operating revenues increased 0.9% over 2019 due primarily to pricing growth in our inpatient rehabilitation segment partially offset by decreased volumes in both segments and a pricing decrease in the home health and hospice segment. See the “Results of Operations” and “Segment Results of Operations” section of this Item for additional financial information.
We also continued taking steps to further increase the strength and flexibility of our balance sheet as well as augment returns from investments in operations with shareholder distributions via common stock dividends and repurchases of our common stock. For additional information, see the “Liquidity and Capital Resources” section of this Item.
Business Outlook
Notwithstanding the current impacts from the pandemic, we remain optimistic regarding the intermediate and long-term prospects for both of our business segments. Demographic trends, such as population aging, should continue to increase long-term demand for the services we provide. While we treat patients of all ages, most of our patients are 65 and older, and the number of Medicare enrollees is expected to grow approximately 3% per year for the foreseeable future. Even more specifically, the average age of our patients is approximately 76, and the population group ranging in ages from 75 to 79 is expected to grow at approximately 5% per year through 2026. We believe the demand for the services we provide will continue to increase as the U.S. population ages. We believe these factors align with our strengths in, and focus on, post-acute services. In addition, we believe we can address the demand for facility-based and home-based post-acute care services in markets where we currently do not have a presence by constructing or acquiring new hospitals and by acquiring or opening home health and hospice agencies in those fragmented industries.

We are a leading provider of post-acute healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We are committed to delivering high-quality, cost-effective, integrated patient care. As the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals, we believe we differentiate ourselves from our competitors based on the quality of our clinical outcomes, our cost-effectiveness, our financial strength, and our extensive application of technology. As the fourth largest provider of Medicare-certified skilled home health services in terms of revenues, we believe we differentiate ourselves from our competitors by the application of a highly integrated technology platform, our ability to manage a variety of care pathways, and a proven track record of consummating and integrating acquisitions.
Although the healthcare industry is currently engaged in addressing the healthcare crisis caused by the pandemic, the industry also faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our short-term goal is to serve our communities and provide the best care possible during the pandemic. Our long-term goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2023. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate and significant availability under our revolving credit facility. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2021 Strategic Priorities.”
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The Medicare reimbursement systems for both inpatient rehabilitation and home health have recently undergone significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships across the healthcare continuum, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so.
As we continue to execute our business plan, the following are some of the challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters, including anti-kickback and anti-fraud requirements, could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals and agencies. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” and Item 1A, Risk Factors, for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
Reimbursement claims made by healthcare providers, including inpatient rehabilitation hospitals as well as home health and hospice agencies, are subject to audit from time to time by governmental payors and their agents, such as the Medicare Administrative Contractors (“MACs”), fiscal intermediaries and carriers, as well as the Office of Inspector General, Centers for Medicare & Medicaid Services (“CMS”), and state Medicaid programs. These audits as well as the ordinary course claim reviews of our billings result in payment denials, including recoupment of previously paid claims from current accounts receivable. Healthcare providers can challenge any denials through an administrative appeals process that can be extremely lengthy, taking several years. For additional details of these claim reviews, See Item 1, Business, “Sources of Revenues,” Item 1A, Risk Factors, and Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements.
See also Item 1, Business, “Regulation,” and Item 1A, Risk Factors, to this report.

•Changes to Our Operating Environment Resulting from the COVID-19 pandemic. In response to the public health emergency associated with the pandemic, Congress and CMS adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration for the period of May 1 through December 31, 2020. The impact of the suspension of sequestration on our inpatient rehabilitation and home health and hospice revenues in 2020 was $35.3 million and $14.0 million, respectively. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not request any relief funds. However, on April 10, 2020, HHS began distributing CARES Act relief funds to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, extends the sequestration suspension through March 31, 2021 and provides for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the CARES Act or the 2021 Budget Act. The CARES Act, the 2021 Budget Act, and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. The provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and the “Results of Operations” section of this Item.
•Changes to Our Operating Environment Resulting from Healthcare Reform. Concerns held by federal policymakers about the federal deficit and national debt levels, as well as other healthcare policy priorities, could result in enactment of legislation affecting portions of the Medicare program, including post-acute care services we provide. It is not clear what, if any, Medicare-related changes may ultimately be enacted and signed into law or otherwise implemented, but it is possible that any reductions in Medicare spending will have a material impact on reimbursements for healthcare providers generally and post-acute providers specifically. We cannot predict what, if any, changes in Medicare spending or modifications to the healthcare laws and regulations will result from future budget or other legislative or regulatory initiatives.
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
As discussed in Item 1, Business, the future of the 2010 Healthcare Reform Laws as well as the nature and substance of any other healthcare legislation remain uncertain. Healthcare will almost certainly be the subject of significant regulatory and legislative changes under the Biden administration and a Democratic-controlled Congress. We will continue to evaluate these laws and regulations and position the Company for this industry shift. Based on our track record, we believe we can adapt to these regulatory and industry changes. Further, we have engaged, and will continue to engage, actively in discussions with key legislators and regulators to attempt to ensure any healthcare laws or regulations adopted or amended promote our goal of high-quality, cost-effective care.
Each year, CMS adopts rules that update pricing and otherwise amend the respective payment systems. On August 4, 2020, CMS released its notice of final rulemaking for fiscal year 2021 under the inpatient rehabilitation facility prospective payment system (the “2021 IRF Rule”). Based on our analysis that utilizes, among other things, the acuity of our patients over the twelve-month period ended September 30, 2020, our experience with outlier payments over this same time frame, and other factors, we believe the 2021 IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.3% effective October 1, 2020. On October 29, 2020, CMS released its notice of final rulemaking for calendar year 2021 for home health agencies under the home health prospective payment system (the “2021 HH Rule”). Based on our analysis of 30-day payment periods that both started and ended in 2020 and have been billed, we believe this rule will result in an increase to our Medicare home health payment rates of approximately 1.9% effective for 30-day payment periods ending on or after January 1, 2021. For additional details of the 2021 IRF Rule, 2021 HH Rule, and other proposed and adopted legislative and regulatory actions that may be material to our business, see Item 1, Business, and Item 1A, Risk Factors.

•Maintaining Strong Volume Growth. Various factors, including competition and increasing regulatory and administrative burdens, may impact our ability to maintain and grow our hospital, home health, and hospice volumes. In any particular market, we may encounter competition from local or national entities with longer operating histories or other competitive advantages, such as acute care hospitals who provide post-acute services similar to ours or other post-acute providers with relationships with referring acute care hospitals or physicians. Aggressive payment review practices by Medicare contractors, aggressive enforcement of regulatory policies by government agencies, and restrictive or burdensome rules, regulations or statutes governing admissions practices may lead us to not accept patients who would be appropriate for and would benefit from the services we provide. In addition, from time to time, we must get regulatory approval to expand our services and locations in states with certificate of need laws. This approval may be withheld or take longer than expected. In the case of new-store volume growth, the addition of hospitals, home health agencies, and hospice agencies to our portfolio also may be difficult and take longer than expected.
In addition to the factors described above, beginning in March, we experienced significant volume decreases in both segments which we believe resulted from a number of conditions related to the pandemic as discussed in the “Results of Operations” section of this Item. While inpatient rehabilitation patient census and home health starts of episodes have substantially recovered, a current or future resurgence of COVID-19 infections could continue to cause disruptions to our volume growth.

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
Results of Operations
Payor Mix
During 2020, 2019, and 2018, we derived consolidated Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2020	2019	2018
Medicare	70.5%	75.1%	75.9%
Medicare Advantage	14.2%	10.6%	9.2%
Managed care	9.0%	8.3%	8.8%
Medicaid	3.4%	2.8%	2.6%
Other third-party payors	0.9%	0.9%	1.1%
Workers' compensation	0.5%	0.7%	0.7%
Patients	0.4%	0.5%	0.5%
Other income	1.1%	1.1%	1.2%
Total	100.0%	100.0%	100.0%
Our payor mix is weighted heavily towards Medicare. We receive Medicare reimbursements under the the inpatient rehabilitation facility prospective payment system, the home health prospective payment system, and the hospice payment system. For additional information regarding Medicare reimbursement, see the “Sources of Revenues” section of Item 1, Business.

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
Medicare as a percentage of revenue decreased during 2020 compared to 2019 primarily due to the pandemic, as discussed below. Within the inpatient rehabilitation segment, Medicare Advantage as a percentage of revenue increased during 2020 compared to 2019 due in part from suspension of prior authorization requirements. For additional discussion by segment, see the “Segment Results of Operations” section of this Item.
Our Results
From 2018 through 2020, our consolidated results of operations were as follows:

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In Millions)
Net operating revenues	$4,644.4	$4,605.0	$4,277.3	0.9%	7.7%
Operating expenses:
Salaries and benefits	2,682.0	2,573.0	2,354.0	4.2%	9.3%
Other operating expenses	634.4	623.6	585.1	1.7%	6.6%
Occupancy costs	81.2	82.3	78.0	(1.3)%	5.5%
Supplies	200.5	167.9	158.7	19.4%	5.8%
General and administrative expenses	155.5	247.0	220.2	(37.0)%	12.2%
Depreciation and amortization	243.0	218.7	199.7	11.1%	9.5%
Government, class action, and related settlements	2.8	—	52.0	N/A	(100.0)%
Total operating expenses	3,999.4	3,912.5	3,647.7	2.2%	7.3%
Loss on early extinguishment of debt	2.3	7.7	—	(70.1)%	N/A
Interest expense and amortization of debt discounts and fees	184.2	159.7	147.3	15.3%	8.4%
Other income	(10.6)	(30.5)	(2.2)	(65.2)%	1,286.4%
Equity in net income of nonconsolidated affiliates	(3.5)	(6.7)	(8.7)	(47.8)%	(23.0)%
Income from continuing operations before income tax expense	472.6	562.3	493.2	(16.0)%	14.0%
Provision for income tax expense	103.8	115.9	118.9	(10.4)%	(2.5)%
Income from continuing operations	368.8	446.4	374.3	(17.4)%	19.3%
(Loss) income from discontinued operations, net of tax	—	(0.6)	1.1	(100.0)%	(154.5)%
Net income	368.8	445.8	375.4	(17.3)%	18.8%
Less: Net income attributable to noncontrolling interests	(84.6)	(87.1)	(83.1)	(2.9)%	4.8%
Net income attributable to Encompass Health	$284.2	$358.7	$292.3	(20.8)%	22.7%

Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2020	2019	2018
Operating expenses:
Salaries and benefits	57.7%	55.9%	55.0%
Other operating expenses	13.7%	13.5%	13.7%
Occupancy costs	1.7%	1.8%	1.8%
Supplies	4.3%	3.6%	3.7%
General and administrative expenses	3.3%	5.4%	5.1%
Depreciation and amortization	5.2%	4.7%	4.7%
Government, class action, and related settlements	0.1%	—%	1.2%
Total operating expenses	86.1%	85.0%	85.3%
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
2020 Compared to 2019
Net Operating Revenues
Our consolidated Net operating revenues increased in 2020 compared to 2019 primarily from pricing growth in our inpatient rehabilitation segment partially offset by decreased volumes in both segments and a pricing decrease in the home health and hospice segment. See additional discussion in the “Segment Results of Operations” section of this Item.
During January and February 2020, both segments were exhibiting strong year-over-year volume growth. Beginning in mid-March, we experienced decreased volumes in both segments which resulted from a number of conditions related to the COVID-19 pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment.
Inpatient rehabilitation patient census and home health starts of episodes reached a low point the week ended April 12, 2020 (Easter weekend). While inpatient rehabilitation patient census and home health starts of episodes have substantially recovered, a current or future resurgence of COVID-19 infections could continue to cause disruptions to our volumes.
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
In April 2020, we initiated a program for eligible frontline employees to earn additional paid time off in recognition of their outstanding efforts responding to the pandemic. With more than 21,000 employees potentially benefiting from this additional paid time off, we accrued approximately $43 million in salary and benefits expense in the second quarter of 2020 in connection with this award (approximately $29 million in the inpatient rehabilitation segment; approximately $14 million in the home health and hospice segment).
Salaries and benefits in terms of dollars and as a percent of Net operating revenues increased in 2020 compared to 2019 primarily due to salary increases for our employees, the award of additional PTO to employees in response to the pandemic as discussed above, the ramp up of new stores, and declining employee productivity during the second quarter of 2020 due to the impact of the pandemic. See additional discussion in the “Segment Results of Operations” section of this Item.

Other Operating Expenses
Other operating expenses include costs associated with managing and maintaining our hospitals and home health and hospice agencies. These expenses include such items as contract services, non-income related taxes, professional fees, utilities, insurance, and repairs and maintenance.
As a percent of Net operating revenues, Other operating expenses increased during 2020 compared to 2019 primarily due to the pandemic related impact on patient volumes and increased lab costs, offset by lower travel and entertainment costs.
Supplies
Supplies expense includes all costs associated with supplies used while providing patient care. Specifically, these costs include personal protective equipment (“PPE”), pharmaceuticals, food, needles, bandages, and other similar items.
Supplies increased in terms of dollars and as a percent of Net operating revenues during 2020 compared to 2019 primarily due to increased utilization and cost of medical supplies, including PPE, due to the pandemic. We expect to continue to see increased utilization and cost of medical supplies in 2021 as a result of the pandemic.
General and Administrative Expenses
General and administrative expenses primarily include administrative expenses such as information technology services, human resources, corporate accounting, legal services, and internal audit and controls that are managed from our home office in Birmingham, Alabama. These expenses also include stock-based compensation expenses.
General and administrative expenses decreased in terms of dollars and as a percent of Net operating revenues during 2020 compared to 2019 primarily due to decreased expenses associated with stock appreciation rights. For additional information on stock appreciation rights, see Note 14, Share-Based Payments, to the accompanying consolidated financial statements.
Depreciation and Amortization
Depreciation and amortization increased during 2020 compared to 2019 due to our capital expenditures and development activities throughout 2019 and 2020. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Interest Expense and Amortization of Debt Discounts and Fees
The increase in Interest expense and amortization of debt discounts and fees in 2020 compared to 2019 primarily resulted from the issuances of our 2028 Notes and 2030 Notes in September 2019 and May 2020 partially offset by the November 2020 redemption of our 5.75% Senior Notes due 2024 (the “2024 Notes”). Cash paid for interest approximated $168 million and $156 million in 2020 and 2019, respectively. For additional information, see Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Other Income
    Other income for 2019 included a $19.2 million gain as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value. See Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the accompanying consolidated financial statements.
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations in 2020 decreased compared to 2019 primarily due to the decrease in earnings, as discussed in the “Segment Results of Operations” section of this Item.
Provision for Income Tax Expense
Our Provision for income tax expense declined in 2020 compared to 2019 primarily due to lower Income from continuing operations before income tax expense. See also Note 16, Income Taxes, to the accompanying consolidated financial statements.
In addition to the CARES Act provisions previously discussed in the “Executive Overview” section of this Item, the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2020, although it will impact the timing of future cash payments for taxes.
Our cash payments for income taxes approximated $33 million and $104 million, net of refunds, in 2020 and 2019, respectively. These payments were based on estimates of taxable income for 2020. We estimate we will pay approximately $80 million to $110 million of cash income taxes, net of refunds, in 2021. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2021. In 2020 and 2019, current income tax expense was $51.4 million and $75.9 million, respectively.
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
Suppliers pass along rising costs to us in the form of higher prices. In addition, we have experienced higher prices for our medical supplies, including PPE, as a result of the pandemic. Our supply chain efforts and our continual focus on monitoring and actively managing medical supplies and pharmaceutical costs has enabled us to accommodate increased pricing related to supplies and other operating expenses over the past few years. However, we cannot predict our ability to cover future cost increases including increase in the cost of PPE.
It should be noted that we have little or no ability to pass on these increased costs associated with providing services to Medicare and Medicaid patients due to federal and state laws that establish fixed reimbursement rates.
Relationships and Transactions with Related Parties
Related party transactions were not material to our operations in 2020, 2019, or 2018, and therefore, are not presented as a separate discussion within this Item.

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
Inpatient Rehabilitation
During the years ended December 31, 2020, 2019 and 2018, our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2020	2019	2018
Medicare	66.7%	72.2%	73.2%
Medicare Advantage	15.3%	10.7%	9.2%
Managed care	10.4%	9.8%	10.3%
Medicaid	3.9%	3.1%	3.0%
Other third-party payors	1.2%	1.2%	1.5%
Workers’ compensation	0.6%	0.8%	0.8%
Patients	0.5%	0.7%	0.6%
Other income	1.4%	1.5%	1.4%
Total	100.0%	100.0%	100.0%
Medicare as a percentage of revenue decreased during 2020 compared to 2019 due to the pandemic. Medicare Advantage as a percentage of revenue increased during 2020 compared to 2019 due in part from suspension of prior authorization requirements.

Additional information regarding our inpatient rehabilitation segment’s operating results for the years ended December 31, 2020, 2019 and 2018, is as follows:

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$3,496.1	$3,423.5	$3,247.9	2.1%	5.4%
Outpatient and other	70.1	89.5	98.3	(21.7)%	(9.0)%
Inpatient rehabilitation segment revenues	3,566.2	3,513.0	3,346.2	1.5%	5.0%
Operating expenses:
Salaries and benefits	1,903.8	1,813.1	1,701.5	5.0%	6.6%
Other operating expenses	534.7	521.9	502.3	2.5%	3.9%
Supplies	171.0	147.0	140.6	16.3%	4.6%
Occupancy costs	61.4	64.8	63.8	(5.2)%	1.6%
Other income	(8.0)	(10.5)	(3.6)	(23.8)%	191.7%
Equity in net income of nonconsolidated affiliates	(3.0)	(5.5)	(7.5)	(45.5)%	(26.7)%
Noncontrolling interests	83.3	82.6	77.2	0.8%	7.0%
Segment Adjusted EBITDA	$823.0	$899.6	$871.9	(8.5)%	3.2%

	(Actual Amounts)
Discharges	181,897	186,842	179,846	(2.6)%	3.9%
Net patient revenue per discharge	$19,220	$18,323	$18,059	4.9%	1.5%
Outpatient visits	186,257	375,525	488,754	(50.4)%	(23.2)%
Average length of stay (days)	12.9	12.6	12.6	2.4%	—%
Occupancy %	67.7%	69.5%	69.3%	(2.6)%	0.3%
# of licensed beds	9,505	9,249	8,966	2.8%	3.2%
Full-time equivalents*	22,076	21,967	21,335	0.5%	3.0%
Employees per occupied bed	3.43	3.42	3.43	0.3%	(0.3)%
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
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2020	2019	2018
Operating expenses:
Salaries and benefits	53.4%	51.6%	50.8%
Other operating expenses	15.0%	14.9%	15.0%
Supplies	4.8%	4.2%	4.2%
Occupancy costs	1.7%	1.8%	1.9%

2020 Compared to 2019
    Net Operating Revenues
Inpatient revenue increased during 2020 compared to 2019 primarily due to favorable pricing partially offset by decreased volumes. Discharge growth from new stores of 1.8% during 2020 resulted from our joint ventures in Lubbock, Texas (May 2019), Boise, Idaho (July 2019) and Coralville, Iowa (June 2020) and wholly owned hospitals in Katy, Texas (September 2019), Murrieta, California (February 2020) and Sioux Falls, South Dakota (June 2020). Discharge growth from new stores during 2020 also resulted from our joint venture hospital in Yuma, Arizona changing from the equity method of accounting to a consolidated entity effective July 1, 2019. Same-store discharges declined 4.4% during 2020 compared to 2019 primarily due to the pandemic. Growth in net patient revenue per discharge during 2020 compared to 2019 primarily resulted from an increase in reimbursement rates, a higher acuity patient mix and the suspension of sequestration starting in May 2020. The decrease in outpatient and other revenue during 2020 compared to 2019 primarily resulted from the COVID-related suspension of hospital-based outpatient services in 2020 and the closure of certain hospital-based outpatient programs in 2019.
See Note 2, Business Combinations, to the accompanying consolidated financial statements for information regarding our joint ventures discussed above. See Note 9, Investments in and Advances to Nonconsolidated Affiliates, to the accompanying consolidated financial statements for information regarding the consolidation of our Yuma Rehabilitation Hospital.
    Adjusted EBITDA
The decrease in Adjusted EBITDA during 2020 compared to 2019 primarily resulted from COVID-related impacts on patient volumes and medical supplies as well as the award of additional paid time off to employees in response to the pandemic, as discussed above, plus the ramp up of new stores.
Home Health and Hospice
During the years ended December 31, 2020, 2019 and 2018, our home health and hospice segment derived its Net operating revenues from the following payor sources:

	For the Year Ended December 31,
	2020	2019	2018
Medicare	83.1%	84.2%	85.3%
Medicare Advantage	10.8%	10.2%	9.5%
Managed care	4.4%	3.6%	3.6%
Medicaid	1.4%	1.7%	1.2%
Workers’ compensation	0.1%	0.1%	0.2%
Patients	0.1%	0.1%	0.1%
Other income	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the years ended December 31, 2020, 2019 and 2018, is as follows:

	For the Year Ended December 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$877.6	$918.0	$814.6	(4.4)%	12.7%
Hospice	200.6	174.0	116.5	15.3%	49.4%
Home health and hospice segment revenues	1,078.2	1,092.0	931.1	(1.3)%	17.3%
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	511.3	506.2	438.4	1.0%	15.5%
Support and overhead costs	402.8	381.7	323.5	5.5%	18.0%
Other income	—	—	(0.5)	—%	100.0%
Equity in net income of nonconsolidated affiliates	(0.5)	(1.2)	(1.2)	(58.3)%	—%
Noncontrolling interests	1.3	9.5	8.5	(86.3)%	11.8%
Segment Adjusted EBITDA	$163.3	$195.8	$162.4	(16.6)%	20.6%

	(Actual Amounts)
Home health:
Total admissions	194,249	194,498	166,448	(0.1)%	16.9%
Episodic admissions	158,912	159,727	137,396	(0.5)%	16.3%
Recertifications	114,775	116,084	111,581	(1.1)%	4.0%
Episodes	268,508	275,578	243,698	(2.6)%	13.1%
Revenue per episode	$2,905	$2,972	$2,968	(2.3)%	0.1%
Episodic visits per episode	16.4	17.1	17.6	(4.1)%	(2.8)%
Total visits	5,139,472	5,431,621	4,959,645	(5.4)%	9.5%
Cost per visit	$80	$77	$76	3.9%	1.3%
Hospice:
Admissions	12,878	10,452	7,474	23.2%	39.8%
Patient days	1,367,060	1,197,927	790,984	14.1%	51.4%
Average daily census	3,735	3,282	2,167	13.8%	51.5%
Revenue per day	$147	$145	$147	1.4%	(1.4)%
Operating Expenses as a % of Net Operating Revenues

	For the Year Ended December 31,
	2020	2019	2018
Operating expenses:
Cost of services sold (excluding depreciation and amortization)	47.4%	46.4%	47.1%
Support and overhead costs	37.4%	35.0%	34.7%

2020 Compared to 2019
    Net Operating Revenues
    The decline in home health revenue during 2020 compared to 2019 was driven by decreased volumes and pricing. Same-store episodic admissions declined 6.1% during 2020 compared to 2019 primarily due to the pandemic. New-store episodic admissions growth of 5.6% for 2020 primarily resulted from the acquisition of Alacare on July 1, 2019. Revenue per episode during 2020 compared to 2019 was negatively impacted by the implementation of the Patient Driven Groupings Model (the “PDGM”) on January 1, 2020, offset by the suspension of sequestration starting in May 2020. Hospice revenue increased during 2020 compared to 2019 primarily due to the acquisition of Alacare and same-store admissions growth of 8.1%.
See Note 2, Business Combinations, to the accompanying consolidated financial statements of this report for information regarding our acquisitions discussed above.
    Adjusted EBITDA
The decrease in Adjusted EBITDA during 2020 compared to 2019 resulted from COVID-related impacts on patient volumes as discussed above, a decrease in Medicare reimbursement rates primarily related to the implementation of PDGM, and an increase in Cost of services and Support and overhead costs as a percent of revenues. Cost of services as a percent of revenues increased primarily due to COVID-related impacts on patient volumes, staff productivity and medical supplies, as well as the award of additional paid-time-off to employees in response to the pandemic. Support and overhead costs as a percent of revenues increased primarily due to an increase in sales force full-time equivalents, increased administrative costs associated with the implementation of the PDGM and the Review Choice Demonstration programs, and a decline in the revenue base.
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
To further enhance our liquidity and ensure availability under our credit agreement, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the pandemic. The amendment included, among other things, the carve-out of the pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement. In May 2020, we issued an additional $300 million of our existing 4.50% Senior Notes due 2028 at a price of 99.0% of the principal amount and an additional $300 million of our existing 4.75% Senior Notes due 2030 at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.
In October 2020, we issued $400 million aggregate principal amount of 4.625% Senior Notes due 2031 at par. We used the net proceeds from this borrowing plus approximately $300 million of cash on hand to fully redeem approximately $700 million of the 2024 Notes at par in November 2020. As a result of this redemption, we recorded a $2.3 million Loss on early extinguishment of debt in the fourth quarter of 2020.
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
Current Liquidity
As of December 31, 2020, we had $224.0 million in Cash and cash equivalents. This amount excludes $86.9 million in restricted cash ($65.4 million included in Restricted cash and $21.5 million included in Other long-term assets in our consolidated balance sheet) and $72.6 million of restricted marketable securities (included in Other long-term assets in our consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the accompanying consolidated financial statements.
In addition to Cash and cash equivalents, as of December 31, 2020, we had approximately $963 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of December 31, 2020, the maximum leverage ratio requirement per our credit agreement was 6.50x and the minimum interest coverage ratio requirement was 2.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for 2020 and the interest rate in effect under our credit agreement during the three-month period ended December 31, 2020, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for the entire year, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of December 31, 2020.
We acquired a significant portion of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”) on December 31, 2014. In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor had the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. The fair value was determined using the product of the trailing twelve-month adjusted EBITDA measure for Holdings and a specified median market price multiple based on a basket of public home health companies and transactions, after adding cash and deducting indebtedness that included the outstanding principal balance under any intercompany notes. In February 2018, each management investor exercised the right to sell one-third of his or her shares of Holdings stock to Encompass Health, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. On February 21, 2018, Encompass Health settled the acquisition of those shares upon payment of approximately $65 million in cash. In July 2019, we received additional exercise notices, representing approximately 5.6% of the outstanding shares of the common stock of Holdings. In September 2019, Encompass Health settled the acquisition of those shares upon payment of approximately $163 million in cash. As of December 31, 2019, the value of those outstanding shares of Holdings owned by management investors was approximately $208 million. In January 2020, we received additional exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. In February 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.
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
In conjunction with the EHHI acquisition, we granted stock appreciation rights (“SARs”) based on Holdings common stock to certain members of EHHI management at closing. Half of the SARs vested on December 31, 2018 and the remainder vested on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeds the per share fair value on the grant date. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs, which resulted in cash distributions of approximately $55 million. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Other current liabilities in the accompanying consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs and in February 2020, we settled those awards upon payment of approximately $101 million in cash. See also Note 14, Share-Based Payments, to the accompanying consolidated financial statements.
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
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the years ended December 31, 2020, 2019, and 2018 (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$704.7	$635.3	$762.4
Net cash used in investing activities	(407.5)	(657.4)	(424.5)
Net cash (used in) provided by financing activities	(145.9)	48.2	(321.2)
Increase in cash, cash equivalents, and restricted cash	$151.3	$26.1	$16.7
2020 Compared to 2019
Operating activities. The increase in Net cash provided by operating activities during 2020 compared to 2019 primarily resulted from the timing of and increase in payroll accruals offset by a decrease in Net income due to the impact of the pandemic on our operations (see the “Results of Operations” section of this Item). The increase in payroll accruals was attributable to the award of additional paid time off to employees during the second quarter of 2020 in response to the pandemic and the deferral of payroll taxes resulting from government relief efforts during the pandemic.
Investing activities. The decrease in Net cash used in investing activities during 2020 compared to 2019 primarily resulted from the acquisition of Alacare during the third quarter of 2019, as described in Note 2, Business Combinations, to the accompanying consolidated financial statements.
Financing activities. The increase in Net cash used in financing activities during 2020 compared to 2019 primarily resulted from the redemption of the Company's 2024 Notes in November 2020 partially offset by the issuance of senior notes in May and October 2020. See also Note 10, Long-term Debt, to the accompanying consolidated financial statements.

Contractual Obligations
Our consolidated contractual obligations as of December 31, 2020 are as follows (in millions):

	Total	2021	2022-2023	2024-2025	2026 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,897.2	$14.5	$339.6	$581.8	$1,961.3
Interest on long-term debt (b)	944.0	136.4	258.0	225.4	324.2
Finance lease obligations (c)	633.6	53.9	100.5	97.4	381.8
Operating lease obligations (d)	338.3	58.5	90.2	62.1	127.5
Purchase obligations (e)	125.9	55.8	42.8	17.9	9.4
Other long-term liabilities (f)(g)	3.2	0.4	0.4	0.4	2.0
Total	$4,942.2	$319.5	$831.5	$985.0	$2,806.2
(a)Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 10, Long-term Debt, to the accompanying consolidated financial statements.
(b)Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of December 31, 2020. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line (see Note 7, Leases, and Note 10, Long-term Debt, to the accompanying consolidated financial statements). Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
(c)Amounts include interest portion of future minimum finance lease payments.
(d)Our inpatient rehabilitation segment leases approximately 12% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the accompanying consolidated financial statements.
(e)Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on Encompass Health and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. Our purchase obligations primarily relate to software licensing and support and medical equipment. Purchase obligations are not recognized in our consolidated balance sheet.
(f)Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers’ compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. For more information, see Note 11, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the accompanying consolidated financial statements.
(g)The table above does not include Redeemable noncontrolling interests of $31.6 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 12, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the year ended December 31, 2020, we made capital expenditures of approximately $408 million for property and equipment, intangible assets, and capitalized software. These expenditures in 2020 are exclusive of approximately $1 million in net cash related to our acquisition activity. During 2021, we expect to spend approximately $580 million to $665 million for capital expenditures. Approximately $165 million to $195 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2021. Actual amounts spent will be dependent upon the timing of construction projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
    In October 2019, February 2020, May 2020, July 2020, and October 2020, our board of directors declared cash dividends of $0.28 per share that were paid in January 2020, April 2020, July 2020, October 2020, and January 2021, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On October 28, 2013, we announced our board of directors authorized the repurchase of up to $200 million of our common stock, which amount was subsequently increased to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of December 31, 2020, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the 5.125% Senior Notes due 2023, 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031, (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) there is capacity under the Available Amount as defined in the credit agreement. The terms of our Senior Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 10, Long-term Debt, to the accompanying consolidated financial statements.
As discussed in Note 12, Redeemable Noncontrolling Interests, to the accompanying consolidated financial statements, Holdings had 5.5% noncontrolling interest as of December 31, 2019, and accordingly, Holdings and its wholly-owned subsidiaries were not guarantors of our debt. In February 2020, we acquired for cash all but 1.2% of the remaining noncontrolling interest in Holdings following the most recent exercise of the put option by the management investors. On February 20, 2020, Encompass Health Corporation and each of the two remaining management investors agreed to exchange the remaining shares representing the noncontrolling interest for an equal value of shares of common stock of Encompass Health Corporation. We settled the exchanges on March 6, 2020 and now own 100% of Holdings. Pursuant to the terms of our credit agreement and our Senior Notes indentures, we executed joinders for Holdings and its wholly-owned subsidiaries on April 23, 2020 at which time they became guarantors of the indebtedness under the credit agreement and our Senior Notes indentures.

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries.

For the Year Ended December 31, 2020
(In Millions)
Net operating revenues	$3,402.0
Intercompany revenues generated from non-guarantor subsidiaries	19.9
Total net operating revenues	$3,421.9

Operating expenses	$2,988.8
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	30.3
Total operating expenses	$3,019.1

Income from continuing operations	$167.8
Net income	$167.8
Net income attributable to Encompass Health	$167.3

As of December 31, 2020
(In Millions)
Total current assets	$718.5

Property and equipment, net	$1,597.5
Goodwill	1,973.6
Intercompany receivable due from non-guarantor subsidiaries	154.3
Other noncurrent assets	702.4
Total noncurrent assets	$4,427.8

Total current liabilities	$582.1

Long-term debt, net of current portion	$3,213.1
Other noncurrent liabilities	307.5
Total noncurrent liabilities	$3,520.6
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
Our Adjusted EBITDA for the years ended December 31, 2020, 2019, and 2018 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	For the Year Ended December 31,
	2020	2019	2018
Net income	$368.8	$445.8	$375.4
Loss (income) from discontinued operations, net of tax, attributable to Encompass Health	—	0.6	(1.1)
Provision for income tax expense	103.8	115.9	118.9
Interest expense and amortization of debt discounts and fees	184.2	159.7	147.3
Loss on early extinguishment of debt	2.3	7.7	—
Government, class action, and related settlements	2.8	—	52.0
Loss on disposal or impairment of assets	11.6	11.1	5.7
Depreciation and amortization	243.0	218.7	199.7
Stock-based compensation expense	29.5	114.4	85.9
Net income attributable to noncontrolling interests	(84.6)	(87.1)	(83.1)
Transaction costs	—	2.1	1.0
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	(2.2)	(19.2)	—
SARs mark-to-market impact on noncontrolling interests	—	(5.0)	(2.6)
Change in fair market value of equity securities	(0.4)	(0.8)	1.9
Payroll taxes on SARs exercise	1.5	1.0	—
Adjusted EBITDA	$860.3	$964.9	$901.0

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	For the Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$704.7	$635.3	$762.4
Interest expense and amortization of debt discounts and fees	184.2	159.7	147.3
Equity in net income of nonconsolidated affiliates	3.5	6.7	8.7
Net income attributable to noncontrolling interests in continuing operations	(84.6)	(87.1)	(83.1)
Amortization of debt-related items	(7.2)	(4.5)	(4.0)
Distributions from nonconsolidated affiliates	(3.8)	(6.6)	(8.3)
Current portion of income tax expense	51.4	75.9	128.0
Change in assets and liabilities	7.3	180.1	(46.0)
Cash used in (provided by) operating activities of discontinued operations	0.2	4.4	(0.8)
Transaction costs	—	2.1	1.0
SARs mark-to-market impact on noncontrolling interests	—	(5.0)	(2.6)
Change in fair market value of equity securities	(0.4)	(0.8)	1.9
Payroll taxes on SARs exercise	1.5	1.0	—
Other	3.5	3.7	(3.5)
Adjusted EBITDA	$860.3	$964.9	$901.0
For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:
•any obligation under certain guarantees or contracts;
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets;
•any obligation under certain derivative instruments; and
•any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.
As of December 31, 2020, we do not have any material off-balance sheet arrangements.
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, we are not involved in any unconsolidated SPE transactions.
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
The table below shows a summary of our net accounts receivable balances as of December 31, 2020 and 2019. Information on the concentration of total patient accounts receivable by payor class can be found in Note 1, Summary of Significant Accounting Policies, “Accounts Receivable,” to the accompanying consolidated financial statements.

	As of December 31,
	2020	2019
	(In Millions)
Current:
0 - 30 Days	$409.4	$385.6
31 - 60 Days	54.3	45.2
61 - 90 Days	30.6	25.4
91 - 120 Days	16.9	12.7
120 + Days	51.8	29.8
Patient accounts receivable	563.0	498.7
Other accounts receivable	9.8	7.4
	572.8	506.1
Noncurrent patient accounts receivable	123.8	152.1
Accounts receivable	$696.6	$658.2

Changes in general economic conditions (such as increased unemployment rates or periods of recession), business office operations, payor mix, or trends in federal or state governmental and private employer healthcare coverage could affect our collection of accounts receivable. Our collection risks include patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding, pre-payment claim reviews by our respective MACs, and reimbursement claims audits by governmental or other payors and their agents. As of December 31, 2020 and 2019, $117.8 million and $144.5 million of our patient accounts receivable represented denials that were under review or audit in our inpatient rehabilitation segment. If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material. See Note 1, Summary of Significant Accounting Policies, “Net Operating Revenues” and “Accounts Receivable,” to the accompanying consolidated financial statements of this report.
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

Net self-insurance reserves as of December 31, 2020:
As reported, with 50% statistical confidence level	136.9
With 70% statistical confidence level	146.3
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
The following events and circumstances are certain of the qualitative factors we consider in evaluating whether it is more likely than not the fair value of a reporting unit is less than its carrying amount:
•macroeconomic conditions, such as deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;
•industry and market considerations and changes in healthcare regulations, including reimbursement and compliance requirements under the Medicare and Medicaid programs;
•cost factors, such as an increase in labor, supply, or other costs;
•overall financial performance, such as negative or declining cash flows or a decline in actual or forecasted revenue or earnings;
•other relevant company-specific events, such as material changes in management or key personnel or outstanding litigation;
•material events, such as a change in the composition or carrying amount of each reporting unit’s net assets, including acquisitions and dispositions;
•consideration of the relationship of our market capitalization to our book value, as well as a sustained decrease in our share price; and
•length of time since most recent qualitative analysis.
In the fourth quarter of 2020, we performed our annual evaluation of goodwill and determined no adjustment to impair goodwill was necessary. If actual results are not consistent with our assumptions and estimates, we may be exposed to goodwill impairment charges. However, at this time, we continue to believe our inpatient rehabilitation and home health and hospice reporting units are not at risk for any impairment charges.
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
During the year ended December 31, 2020, we increased our valuation allowance by $7.8 million. As of December 31, 2020, we had a remaining valuation allowance of $46.2 million which primarily related to state net operating losses. At the state jurisdiction level, we determined it was necessary to maintain a valuation allowance due to uncertainties related to our ability to utilize a portion of the net operating losses before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence, as described above, including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable.
    While management believes the assumptions included in its forecast of future earnings are reasonable and it is more likely than not the net deferred tax asset balance as of December 31, 2020 will be realized, no such assurances can be provided. If management’s expectations for future operating results on a consolidated basis or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, we may need to increase our valuation allowance, or reverse amounts recorded currently in the valuation allowance, for all or a portion of our deferred tax assets. Similarly, future adjustments to our valuation allowance may be necessary if the timing of future tax deductions is different than currently expected. Our income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in our valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on our future earnings.
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
    Acquisition related costs are not considered part of the consideration paid and are expensed as operating expenses as incurred. Contingent consideration, if any, is measured at fair value initially on the acquisition date as well as subsequently at the end of each reporting period until the contingency is resolved and settlement occurs. Subsequent adjustments to contingent considerations are recorded in our consolidated statements of comprehensive income. We include the results of operations of the businesses acquired as of the beginning of the acquisition dates.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use a sensitivity analysis model to evaluate the impact of interest rate changes on our variable rate debt. As of December 31, 2020, our primary variable rate debt outstanding related to $251.6 million outstanding under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.4 million over the next 12 months.

The fair value of our fixed rate debt is determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy, and is summarized as follows (in millions):

	December 31, 2020		December 31, 2019
Financial Instrument:	Book Value	Market Value	Book Value	Market Value
5.125% Senior Notes due 2023
Carrying Value	$298.1	$—	$297.3	$—
Unamortized debt discount and fees	1.9	—	2.7	—
Principal amount	300.0	302.6	300.0	306.6
5.75% Senior Notes due 2024
Carrying Value	—	—	697.3	—
Unamortized debt discount and fees	—	—	2.7	—
Principal amount	—	—	700.0	708.8
5.75% Senior Notes due 2025
Carrying Value	346.3	—	345.6	—
Unamortized debt discount and fees	3.7	—	4.4	—
Principal amount	350.0	361.4	350.0	369.7
4.50% Senior Notes due 2028
Carrying Value	785.0	—	491.7	—
Unamortized debt discount and fees	15.0	—	8.3	—
Principal amount	800.0	840.0	500.0	519.4
4.75% Senior Notes due 2030
Carrying Value	783.2	—	491.7	—
Unamortized debt discount and fees	16.8	—	8.3	—
Principal amount	800.0	856.0	500.0	520.0
4.625% Senior Notes due 2031
Carrying Value	393.2	—	—	—
Unamortized debt discount and fees	6.8	—	—	—
Principal amount	400.0	424.9	—	—
Foreign operations, and the related market risks associated with foreign currencies, are currently, and have been, insignificant to our financial position, results of operations, and cash flows. See also Note 10, Long-term Debt, to the accompanying consolidated financial statements.
Item 8.Financial Statements and Supplementary Data
Our consolidated financial statements and related notes are filed together with this report. See the index to financial statements on page F-1 for a list of financial statements filed with this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was carried out by our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the

Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.Other Information
None.

PART III
We expect to file a definitive proxy statement relating to our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the United States Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our most recent fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only the information from the 2021 Proxy Statement that specifically addresses disclosure requirements of Items 10-14 below is incorporated by reference.

Item 10.Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Items of Business Requiring Your Vote—Proposal 1—Election of Directors,” “Corporate Governance and Board Structure—Corporate Governance—Code of Ethics,” “—Board Structure and Committees—Audit Committee,” “—Board Composition and Director Nomination Process—Director Nominees Proposed by Stockholders,” and “Executive Officers.”

Item 11.Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Corporate Governance and Board Structure—Compensation of Directors,” “Compensation and Human Capital Committee Matters,” and “Executive Compensation.”

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Executive Compensation—Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.Certain Relationships and Related Transactions and Director Independence
The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Corporate Governance and Board Structure—Director Independence” and “Certain Relationships and Related Transactions.”

Item 14.Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Items of Business Requiring Your Vote—Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.Exhibits and Financial Statement Schedules
Financial Statements
See the accompanying index on page F-1 for a list of financial statements filed as part of this report.
Financial Statement Schedules
None.
Exhibits
See Exhibit Index immediately following page F-65 of this report.
Item 16.Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCOMPASS HEALTH CORPORATION

By:	/s/ MARK J. TARR
Mark J. Tarr
President and Chief Executive Officer

Date:	February 26, 2021

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

Signature	Capacity	Date

/s/ MARK J. TARR	President and Chief Executive Officer and Director	February 26, 2021
Mark J. Tarr

/s/ DOUGLAS E. COLTHARP	Executive Vice President and Chief Financial Officer	February 26, 2021
Douglas E. Coltharp

/s/ ANDREW L. PRICE	Chief Accounting Officer	February 26, 2021
Andrew L. Price

/s/ LEO I. HIGDON, JR.	Chairman of the Board of Directors	February 24, 2021
Leo I. Higdon, Jr.

/s/ Greg D. Carmichael	Director	February 25, 2021
Greg D. Carmichael

/s/ JOHN W. CHIDSEY	Director	February 25, 2021
John W. Chidsey

/s/ DONALD L. CORRELL	Director	February 24, 2021
Donald L. Correll

/s/ YVONNE M. CURL	Director	February 24, 2021
Yvonne M. Curl

/s/ CHARLES M. ELSON	Director	February 24, 2021
Charles M. Elson

/s/ JOAN E. HERMAN	Director	February 26, 2021
Joan E. Herman

/s/ LESLYE G. KATZ	Director	February 24, 2021
Leslye G. Katz

/s/ Patricia A. Maryland	Director	February 25, 2021
Patricia A. Maryland

/s/ JOHN E. MAUPIN, JR.	Director	February 25, 2021
John E. Maupin, Jr.

/s/ Nancy M. Schlichting	Director	February 25, 2021
Nancy M. Schlichting

/s/ L. EDWARD SHAW, JR.	Director	February 24, 2021
L. Edward Shaw, Jr.

/s/ Terrance Williams	Director	February 24, 2021
Terrance Williams

Item 15.Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Encompass Health Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Encompass Health Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Inpatient Rehabilitation Segment Patient Accounts Receivable - Contractual Allowances and Uncollectible Amounts

As described in Notes 1 and 5 to the consolidated financial statements, revenues for inpatient rehabilitation services are recognized (or measured) using the input method as therapy, nursing, and auxiliary services are provided based on management’s estimate of the respective transaction price. Management’s estimate of the transaction price includes estimates of price concessions for such items as contractual allowances, potential adjustments that may arise from payment and other reviews, and uncollectible amounts. Revenues recognized by the inpatient rehabilitation segment are subject to a number of elements which impact both the overall amount of revenue realized as well as the timing of the collection of the related patient accounts receivable. Factors considered by management in determining the estimated transaction price include the patient’s total length of stay for in-house patients, each patient’s discharge destination, the proportion of patients with secondary insurance coverage and the level of reimbursement under that secondary coverage, and the amount of charges that will be disallowed by payors. Management assumes these factors will remain consistent with the experience for patients discharged in similar time periods for the same payor classes. The Company’s consolidated accounts receivable balance is $696.6 million as of December 31, 2020. Management estimates the allowance for uncollectible amounts based on the aging of accounts receivable, historical collection experience for each type of payor, and other relevant factors. As disclosed by management, changes in general economic conditions (such as increased unemployment rates or periods of recession) are also considered.

The principal considerations for our determination that performing procedures relating to the valuation of inpatient rehabilitation segment patient accounts receivable - contractual allowances and uncollectible amounts is a critical audit matter are the significant judgment by management to estimate patient accounts receivable and the amount that will ultimately be collected under the terms of the third-party payor contracts, which in turn led to significant auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of inpatient rehabilitation segment patient accounts receivable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inpatient rehabilitation patient accounts receivable related to contractual allowances and uncollectible amounts, which included controls over management’s process, assumptions, and data used to estimate contractual allowances and uncollectible amounts and determine patient accounts receivable. These procedures also included, among others, i) evaluating management’s process for developing the estimate for contractual allowances and uncollectible amounts, ii) testing the completeness and accuracy of underlying data used in the model, iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded patient accounts receivable, and iv) developing an independent expectation of the amount expected to be collected by management. Developing an independent expectation involved calculating the percentage of cash collections as compared to the recorded patient accounts receivable balance for prior years and comparing that percentage to management’s collection expectation used to determine the current year estimate for contractual allowances and uncollectible amounts.

Valuation of Inpatient Rehabilitation Segment Patient Accounts Receivable - Denied Claims

As described in Note 1 to the consolidated financial statements, the Company’s Medicare claims have been subject to review by Medicare Administrative Contractors (“MACs”) under various programs such as “widespread probes” and the Targeted Probe and Educate initiative. The MACs reviews have resulted in denial of payment for claims billed under certain diagnosis codes. As of December 31, 2020, $117.8 million of the Company’s patient accounts receivable represented denials that were under review or audit. While the Company generally appeals most of the denials of claims by the MACs, the resolution of these appeals may take several years, and the Company believes that is too early to determine what impact, if any, the resolution of outstanding appeals will have on their historical success rate. Adjustments related to payment reviews by third-party payors or their agents are based on historical experience and success rates in the claims adjudication process.

The principal considerations for our determination that performing procedures relating to the valuation of inpatient rehabilitation patient accounts receivable - denied claims is a critical audit matter are the significant judgment by management to estimate the ultimate expected amount of collectible accounts receivable related to denied claims. This in turn led to a high degree of auditor judgment and effort to evaluate the audit evidence obtained related to the valuation of such denied claims.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 26, 2021

We have served as the Company’s auditor since 2003.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
	2020	2019	2018
	(In Millions, Except Per Share Data)
Net operating revenues	$4,644.4	$4,605.0	$4,277.3
Operating expenses:
Salaries and benefits	2,682.0	2,573.0	2,354.0
Other operating expenses	634.4	623.6	585.1
Occupancy costs	81.2	82.3	78.0
Supplies	200.5	167.9	158.7
General and administrative expenses	155.5	247.0	220.2
Depreciation and amortization	243.0	218.7	199.7
Government, class action, and related settlements	2.8	—	52.0
Total operating expenses	3,999.4	3,912.5	3,647.7
Loss on early extinguishment of debt	2.3	7.7	—
Interest expense and amortization of debt discounts and fees	184.2	159.7	147.3
Other income	(10.6)	(30.5)	(2.2)
Equity in net income of nonconsolidated affiliates	(3.5)	(6.7)	(8.7)
Income from continuing operations before income tax expense	472.6	562.3	493.2
Provision for income tax expense	103.8	115.9	118.9
Income from continuing operations	368.8	446.4	374.3
(Loss) income from discontinued operations, net of tax	—	(0.6)	1.1
Net and comprehensive income	368.8	445.8	375.4
Less: Net and comprehensive income attributable to noncontrolling interests	(84.6)	(87.1)	(83.1)
Net and comprehensive income attributable to Encompass Health	$284.2	$358.7	$292.3

Weighted average common shares outstanding:
Basic	98.6	98.0	97.9
Diluted	99.8	99.4	99.8
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.87	$3.66	$2.97
Discontinued operations	—	(0.01)	0.01
Net income	$2.87	$3.65	$2.98
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.85	$3.62	$2.92
Discontinued operations	—	(0.01)	0.01
Net income	$2.85	$3.61	$2.93

Amounts attributable to Encompass Health:
Income from continuing operations	$284.2	$359.3	$291.2
(Loss) income from discontinued operations, net of tax	—	(0.6)	1.1
Net income attributable to Encompass Health	$284.2	$358.7	$292.3

The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Balance Sheets

	As of December 31,
	2020	2019
	(In Millions, Except Share Data)
Assets
Current assets:
Cash and cash equivalents	$224.0	$94.8
Restricted cash	65.4	57.4
Accounts receivable	572.8	506.1
Prepaid expenses and other current assets	86.4	97.5
Total current assets	948.6	755.8
Property and equipment, net	2,206.6	1,959.3
Operating lease right-of-use assets	245.7	276.5
Goodwill	2,318.7	2,305.2
Intangible assets, net	431.3	476.3
Deferred income tax assets	—	2.9
Other long-term assets	295.0	304.7
Total assets(1)	$6,445.9	$6,080.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$38.3	$39.3
Current operating lease liabilities	44.8	40.4
Accounts payable	115.0	94.6
Accrued payroll	253.8	210.5
Accrued interest payable	47.1	32.4
Other current liabilities	218.3	303.8
Total current liabilities	717.3	721.0
Long-term debt, net of current portion	3,250.6	3,023.3
Long-term operating lease liabilities	209.6	243.8
Self-insured risks	121.2	117.2
Deferred income tax liabilities	51.8	—
Other long-term liabilities	93.8	42.7
	4,444.3	4,148.0
Commitments and contingencies
Redeemable noncontrolling interests	31.6	239.6
Shareholders’ equity:
Encompass Health shareholders’ equity:
Common stock, $.01 par value; 200,000,000 shares authorized; issued: 113,835,708 in 2020; 113,230,774 in 2019	1.1	1.1
Capital in excess of par value	2,326.6	2,369.9
Accumulated deficit	(242.3)	(526.5)
Treasury stock, at cost (14,428,235 shares in 2020 and 14,637,858 shares in 2019)	(497.4)	(492.3)
Total Encompass Health shareholders’ equity	1,588.0	1,352.2
Noncontrolling interests	382.0	340.9
Total shareholders’ equity	1,970.0	1,693.1
Total liabilities(1) and shareholders’ equity	$6,445.9	$6,080.7
(1)Our consolidated assets as of December 31, 2020 and December 31, 2019 include total assets of variable interest entities of $221.2 million and $215.0 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of December 31, 2020 and December 31, 2019 include total liabilities of the variable interest entities of $46.8 million and $41.1 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Shareholders’ Equity

	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests	Total
	(In Millions)
December 31, 2017	98.3	$1.1	$2,747.4	$(1,176.2)	$(1.3)	$(418.5)	$242.9	$1,395.4
Net income	—	—	—	292.3	—	—	69.2	361.5
Receipt of treasury stock	(0.2)	—	—	—	—	(8.3)	—	(8.3)
Dividends declared ($1.04 per share)	—	—	(103.7)	—	—	—	—	(103.7)
Stock-based compensation	—	—	28.9	—	—	—	—	28.9
Stock options exercised	0.1	—	3.2	—	—	—	—	3.2
Distributions declared	—	—	—	—	—	—	(71.1)	(71.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	38.8	38.8
Fair value adjustments to redeemable noncontrolling interests	—	—	(91.0)	—	—	—	—	(91.0)
Other	0.7	—	3.9	(1.3)	1.3	(1.1)	0.5	3.3
December 31, 2018	98.9	1.1	2,588.7	(885.2)	—	(427.9)	280.3	1,557.0
Net income	—	—	—	358.7	—	—	74.5	433.2
Receipt of treasury stock	(0.3)	—	—	—	—	(16.6)	—	(16.6)
Dividends declared ($1.10 per share)	—	—	(109.3)	—	—	—	—	(109.3)
Stock-based compensation	—	—	32.4	—	—	—	—	32.4
Stock options exercised	0.1	—	1.4	—	—	—	—	1.4
Distributions declared	—	—	—	—	—	—	(70.2)	(70.2)
Repurchases of common stock in open market	(0.8)	—	—	—	—	(45.9)	—	(45.9)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	20.0	20.0
Fair value adjustments to redeemable noncontrolling interests	—	—	(147.6)	—	—	—	—	(147.6)
Consolidation of Yuma Rehabilitation Hospital	—	—	—	—	—	—	25.0	25.0
Other	0.7	—	4.3	—	—	(1.9)	11.3	13.7
December 31, 2019	98.6	1.1	2,369.9	(526.5)	—	(492.3)	340.9	1,693.1
Net income	—	—	—	284.2	—	—	77.2	361.4
Receipt of treasury stock	(0.2)	—	—	—	—	(15.7)	—	(15.7)
Dividends declared ($1.12 per share)	—	—	(111.6)	—	—	—	—	(111.6)
Exchange of Holdings shares	0.6	—	27.1	—	—	19.2	—	46.3
Stock-based compensation	—	—	29.5	—	—	—	—	29.5
Stock options exercised	0.1	—	1.1	—	—	—	—	1.1
Distributions declared	—	—	—	—	—	—	(72.1)	(72.1)
Repurchases of common stock in open market	(0.1)	—	—	—	—	(6.1)	—	(6.1)
Capital contributions from consolidated affiliates	—	—	—	—	—	—	42.8	42.8
Fair value adjustments to redeemable noncontrolling interests	—	—	1.4	—	—	—	—	1.4
Other	0.4	—	9.2	—	—	(2.5)	(6.8)	(0.1)
December 31, 2020	99.4	$1.1	$2,326.6	$(242.3)	$—	$(497.4)	$382.0	$1,970.0
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019	2018
	(In Millions)
Cash flows from operating activities:
Net income	$368.8	$445.8	$375.4
Loss (income) from discontinued operations, net of tax	—	0.6	(1.1)
Adjustments to reconcile net income to net cash provided by operating activities—
Provision for government, class action, and related settlements	2.8	—	52.0
Depreciation and amortization	243.0	218.7	199.7
Amortization of debt-related items	7.2	4.5	4.0
Loss on early extinguishment of debt	2.3	7.7	—
Equity in net income of nonconsolidated affiliates	(3.5)	(6.7)	(8.7)
Distributions from nonconsolidated affiliates	3.8	6.6	8.3
Stock-based compensation	29.5	114.4	85.9
Deferred tax expense (benefit)	52.4	40.0	(9.1)
Gain on consolidation of Yuma Rehabilitation Hospital	—	(19.2)	—
Other, net	5.9	7.4	9.2
Changes in assets and liabilities, net of acquisitions —
Accounts receivable	(38.1)	(22.9)	7.0
Prepaid expenses and other assets	0.1	(35.4)	11.5
Accounts payable	13.6	(6.1)	6.6
Accrued payroll	92.0	13.2	14.8
Other liabilities	(74.9)	(128.9)	6.1
Net cash (used in) provided by operating activities of discontinued operations	(0.2)	(4.4)	0.8
Total adjustments	335.9	188.9	388.1
Net cash provided by operating activities	704.7	635.3	762.4
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1.1)	(231.5)	(143.9)
Purchases of property and equipment	(396.0)	(372.4)	(254.5)
Additions to capitalized software costs	(8.7)	(13.0)	(16.0)
Purchases of intangible assets	(3.5)	(18.7)	(5.7)
Proceeds from sale of restricted investments	12.6	17.6	11.6
Purchases of restricted investments	(8.7)	(32.9)	(13.3)
Other, net	(2.1)	(6.5)	(2.7)
Net cash used in investing activities	(407.5)	(657.4)	(424.5)
(Continued)

Table of Contents	Encompass Health Corporation and Subsidiaries Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2020	2019	2018
	(In Millions)
Cash flows from financing activities:
Proceeds from bond issuance	992.5	1,000.0	—
Principal payments on debt, including pre-payments	(718.3)	(519.5)	(20.6)
Borrowings on revolving credit facility	330.0	635.0	325.0
Payments on revolving credit facility	(375.0)	(620.0)	(390.0)
Principal payments under finance lease obligations	(22.5)	(19.5)	(17.9)
Debt amendment and issuance costs	(20.3)	(21.5)	(0.1)
Repurchases of common stock, including fees and expenses	(6.1)	(45.9)	—
Dividends paid on common stock	(111.9)	(108.7)	(100.8)
Purchase of equity interests in consolidated affiliates	(162.3)	(162.9)	(65.1)
Distributions paid to noncontrolling interests of consolidated affiliates	(72.2)	(79.8)	(75.4)
Taxes paid on behalf of employees for shares withheld	(15.7)	(16.6)	(8.3)
Contributions from consolidated affiliates	34.9	15.9	12.6
Other, net	1.0	(8.3)	19.4
Net cash (used in) provided by financing activities	(145.9)	48.2	(321.2)
Increase in cash, cash equivalents, and restricted cash	151.3	26.1	16.7
Cash, cash equivalents. and restricted cash at beginning of year	159.6	133.5	116.8
Cash, cash equivalents, and restricted cash at end of year	$310.9	$159.6	$133.5

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$94.8	$69.2	$54.4
Restricted cash at beginning of period	57.4	59.0	62.4
Restricted cash included in other long-term assets at beginning of period	7.4	5.3	—
Cash, cash equivalents, and restricted cash at beginning of period	$159.6	$133.5	$116.8

Cash and cash equivalents at end of period	$224.0	$94.8	$69.2
Restricted cash at end of period	65.4	57.4	59.0
Restricted cash included in other long-term assets at end of period	21.5	7.4	5.3
Cash, cash equivalents, and restricted cash at end of period	$310.9	$159.6	$133.5

Supplemental cash flow information:
Cash (paid) received during the year for —
Interest	$(168.4)	$(155.7)	$(149.6)
Income tax refunds	1.4	0.1	0.6
Income tax payments	(34.3)	(104.2)	(115.4)

Supplemental schedule of noncash financing activities:
Adoption of ASC 842	$—	$349.4	$—
The accompanying notes to consolidated financial statements are an integral part of these statements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Policies:
Organization and Description of Business—
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is one of the nation’s largest providers of post-acute healthcare services, offering both facility-based and home-based post-acute services in 39 states and Puerto Rico through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See Note 19, Segment Reporting.
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
We use the measurement alternative to account for our investments in entities we do not control and for which we do not have the ability to exercise significant influence over operating and financial policies. In accordance with the measurement alternative, these investments are recorded at the lower of cost or fair value, as appropriate.
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
Risks and Uncertainties—
As a healthcare provider, we are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. These laws and regulations relate to, among other things:
•licensure, certification, and accreditation;
•policies, either at the national or local level, delineating what conditions must be met to qualify for reimbursement under Medicare (also referred to as coverage requirements);
•coding and billing for services;
•requirements of the 60% compliance threshold under The Medicare, Medicaid and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007;
•relationships with physicians and other referral sources, including physician self-referral and anti-kickback laws;
•quality of medical care;
•use and maintenance of medical supplies and equipment;
•maintenance and security of patient information and medical records;
•acquisition and dispensing of pharmaceuticals and controlled substances; and
•disposal of medical and hazardous waste.
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
COVID-19 Pandemic
The rapid onset of the COVID-19 Pandemic (the “pandemic”) has caused a disruption to our nation’s healthcare system. Such disruption includes reductions in the availability of personal protective equipment (“PPE”) to prevent spread of the disease during patient treatment and increases in the cost of PPE. Elective procedures were postponed by physicians and acute-care hospitals and limited by governmental order to preserve capacity for the expected volume of COVID-19 patients and reduce the risk of the spread of COVID-19. Initially, these postponements and limitations were widespread. Now, they are more market or state specific and driven by the extent of the pandemic in those areas. Beginning in March, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock downs of assisted living facilities that prevent our home care and hospice clinicians and other care providers from visiting patients, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. In the home health and hospice segment, we also experienced decreases in visits per episode and institutional referrals because of the pandemic, both of which negatively impacted pricing for home health.
In response to the public health emergency associated with the pandemic, Congress and Centers for Medicare and Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which temporarily suspended sequestration for the period of May 1 through December 31, 2020. The CARES Act also authorized the cash distribution of relief funds from the United States Department of Health and Human Services (“HHS”) to healthcare providers. We did not request any relief funds. However, on April 10, 2020, HHS began distributing CARES Act relief funds to various of our bank accounts. We refused the CARES Act relief funds, and our banks returned all the funds to HHS. The Consolidated Appropriations Act, 2021 (the “2021 Budget Act”), signed into law on December 27, 2020, extends the sequestration suspension through March 31, 2021 and provides for additional provider relief funds. We intend to refuse any additional provider relief funds distributed in the future whether authorized under the CARES Act or the 2021 Budget Act. The CARES Act, the 2021 Budget Act, and CMS regulatory actions include a number of other provisions, which are discussed below, affecting our reimbursement and operations in both segments.

Additionally, the CARES Act, 2021 Budget Act, and a series of waivers and guidance issued by CMS suspend various Medicare patient coverage criteria and documentation and care requirements in an effort to provide regulatory relief until the public health emergency for the pandemic has ended. For inpatient rehabilitation, the regulatory relief includes the temporary suspension of the requirement that patients must be able to tolerate a minimum of three hours of therapy per day for five days per week, waiver of certain of the requirements that at least 60% of a facility’s patients must have a diagnosis from at least 1 of 13 specified medical conditions, and waiver of the requirement for a physician to conduct and document a post-admission evaluation (as part of the Notice of Final Rulemaking for Fiscal Year 2021 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system, CMS removed the post-admission evaluation requirement from the inpatient rehabilitation coverage criteria effective October 1, 2020). In addition, the requirement of physician face-to-face visits at least three days a week may be fulfilled using telehealth. For home health, the relief includes the allowance of nurse practitioners and physician assistants under certain conditions to certify, establish and periodically review the plan of care, as well as supervise the provision of items and services for beneficiaries under the Medicare home health benefit and expands the use of telehealth. Additionally, CMS expanded the definition of “homebound” to include patients needing skilled services who are homebound due solely to their COVID-19 diagnosis or patients susceptible to contract COVID-19. For hospice, the relief includes the temporary waiver of the requirement to use volunteers and to conduct a nurse visit every two weeks to evaluate aides, as well as the expanded use of telehealth for routine services and patient recertification.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
As discussed in Note 10, Long-term Debt, in April 2020, we amended our credit agreement primarily to provide covenant relief due to business disruptions from the pandemic. The amendment included, among other things, the carve-out of the pandemic from the definition of material adverse effect for 364 days and modifications to the interest coverage and leverage ratios under the agreement.
The foregoing and other disruptions to our business as a result of the pandemic have had and are likely to continue to have an adverse effect on our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice			Consolidated
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Medicare	$2,375.5	$2,537.3	$2,451.7	$896.0	$920.0	$794.5	$3,271.5	$3,457.3	$3,246.2
Medicare Advantage	544.9	375.5	306.5	116.2	111.9	88.6	661.1	487.4	395.1
Managed care	371.4	342.7	343.3	47.8	39.1	33.2	419.2	381.8	376.5
Medicaid	140.1	110.3	101.3	15.6	18.4	11.6	155.7	128.7	112.9
Other third-party payors	43.0	43.4	49.0	—	—	—	43.0	43.4	49.0
Workers’ compensation	21.5	29.2	27.4	1.0	1.0	1.5	22.5	30.2	28.9
Patients	19.2	23.3	18.7	0.9	0.6	0.8	20.1	23.9	19.5
Other income	50.6	51.3	48.3	0.7	1.0	0.9	51.3	52.3	49.2
Total	$3,566.2	$3,513.0	$3,346.2	$1,078.2	$1,092.0	$931.1	$4,644.4	$4,605.0	$4,277.3
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
Medicare Administrative Contractors (“MACs”), under programs known as “widespread probes,” have conducted pre-payment claim reviews of our Medicare billings and in some cases denied payment for certain diagnosis codes. We dispute, or “appeal,” most of these denials. As discussed above, our historical experience and success in the adjudication of these appeals is a component of our estimate of transaction price. The Medicare appeals adjudication process is administered by the Office of Medicare Hearings and Appeals (“OMHA”) and has been subject to significant delay resulting in a backlog of claims awaiting adjudication. Beginning in March 2020, OMHA increased the frequency of hearings and the number of claims set at each hearing, which we believe adds to the substantive and procedural deficiencies in the appeals process. If current OMHA practices continue, an increased number of unfavorable administrative law judge (“ALJ”) decisions could have a negative effect on our long-term ALJ success rate. We are exploring various remedies to counter such negative effects. We believe it is too early to determine what impact, if any, these recent changes in the appeals process will have on our historical success rate or Net operating revenues.
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
In connection with CMS approved and announced Recovery Audit Contractors (“RACs”) audits related to inpatient rehabilitation facilities (“IRFs”), we received requests from 2013 to 2020 to review certain patient files for discharges occurring from 2010 to 2020. These RAC audits are focused on identifying Medicare claims that may contain improper payments. RAC contractors must have CMS approval before conducting these focused reviews which cover issues ranging from billing documentation to medical necessity. Medical necessity is an assessment by an independent physician of a patient’s ability to tolerate and benefit from intensive multi-disciplinary therapy provided in an IRF setting.
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
To date, the Medicare claims that are subject to these post-payment audit requests represent less than 1% of our Medicare patient discharges from 2010 to 2020. Because we have confidence in the medical judgment of both the referring and admitting physicians who assess the treatment needs of their patients, we have appealed substantially all claim denials arising

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
from these audits using the same process we follow for appealing denials by MACs. Due to the delays announced by CMS in the related adjudication process discussed above, we believe the resolution of any claims that are subsequently denied as a result of these claim audits could take several years. In addition, because we have limited experience with UPICs and RACs in the context of claims reviews of this nature, we cannot provide assurance as to the timing or outcomes of these disputes. As such, we make estimates for these claims based on our historical experience and success rates in the claims adjudication process, which is the same process we follow for denials by MACs. During 2020, 2019, and 2018, our adjustment to Net operating revenues for claims that are part of this post-payment claims review process was not material.
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
We bill a portion of reimbursement from each Medicare episode near the start of each episode, and the resulting cash payment is typically received before all services are rendered. Effective January 1, 2021, this early payment process has been eliminated. As we provide home health services to our patients on a scheduled basis over the episode of care in a manner that approximates a pro rata pattern, revenue for the episode of care is recorded over an average length of treatment period using a calendar day prorating method. The amount of revenue recognized for episodes of care which are incomplete at period end is based on the pro rata number of days in the episode which have been completed as of the period end date. As of December 31, 2020 and December 31, 2019, the difference between the cash received from Medicare for a request for anticipated payment on episodes in progress and the associated estimated revenue was not material and was recorded in Other current liabilities in our consolidated balance sheets.
We are subject to certain Medicare regulations affecting outlier revenue if our patient’s care was unusually costly. Regulations require a cap on all outlier revenue at 10% of total Medicare revenue received by each provider during a cost reporting year. Management has reviewed the potential cap. Adjustments to the transaction price for the outlier cap were not material as of December 31, 2020 and December 31, 2019.

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
Hospice
Medicare revenues for hospice are recognized and recorded on an accrual basis using the input method based on the number of days a patient has been on service at amounts equal to an estimated daily or hourly payment rate. The performance obligation is the rendering of services to the patient during each day that they are on hospice care. The payment rate is dependent on whether a patient is receiving routine home care, general inpatient care, continuous home care or respite care. Adjustments to Medicare revenues are recorded based on an inability to obtain appropriate billing documentation or authorizations acceptable to the payor or other reasons unrelated to credit risk. Hospice companies are subject to two specific payment limit caps under the Medicare program. One limit relates to inpatient care days that exceed 20% of the total days of hospice care provided for the year. The second limit relates to an aggregate Medicare reimbursement cap calculated by the MAC. Adjustments to the transaction price for these caps were not material as of December 31, 2020 and December 31, 2019.
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
Marketable Securities—
We record all equity securities with readily determinable fair values and for which we do not exercise significant influence at fair value and record the change in fair value for the reporting period in our consolidated statements of comprehensive income.
We record debt securities with readily determinable fair values and for which we do not exercise significant influence as available-for-sale securities. We carry the available-for-sale securities at fair value and report unrealized holding gains or losses, net of income taxes, in Accumulated other comprehensive loss, which is a separate component of shareholders’ equity. We recognize realized gains and losses in our consolidated statements of comprehensive income using the specific identification method. Unrealized losses are charged against earnings when a decline in fair value was determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, industry, or geographic area and our ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

	As of December 31,
	2020	2019
Medicare	66.5%	72.1%
Managed care and other discount plans, including Medicare Advantage	25.0%	20.1%
Medicaid	3.7%	3.1%
Other third-party payors	2.7%	2.6%
Workers' compensation	1.2%	1.2%
Patients	0.9%	0.9%
Total	100.0%	100.0%
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
Property and Equipment—
We report land, buildings, improvements, vehicles, and equipment at cost, net of accumulated depreciation and amortization and any asset impairments. We depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or life of the underlying leases. Useful lives are generally as follows:

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
We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is included as a component of income from continuing operations in the consolidated statements of comprehensive income. However, if the sale, retirement, or disposal involves a discontinued operation, the resulting net amount, less any proceeds, is included in the results of discontinued operations.
Leases—
We adopted ASC 842 effective January 1, 2019. We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the right-of-use asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the right-of-use asset and interest expense on the related lease liability. Certain of our lease agreements contain annual escalation clauses based on changes in the Consumer Price Index. The changes to the Consumer Price Index, as compared to our initial estimate at the lease commencement date, are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. We do not account for lease and non-lease components separately for purposes of establishing right-of-use assets and lease liabilities.
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets—
We are required to test our goodwill and indefinite-lived intangible asset for impairment at least annually, absent some triggering event that would accelerate an impairment assessment. Absent any impairment indicators, we perform this impairment testing as of October 1st of each year. We recognize an impairment charge for any amount by which the carrying amount of the asset exceeds its implied fair value. We present an impairment charge as a separate line item within income from continuing operations in the consolidated statements of comprehensive income, unless the impairment is associated with a discontinued operation. In that case, we include the impairment charge, on a net-of-tax basis, within the results of discontinued operations.

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
We amortize the cost of intangible assets with finite useful lives over their respective estimated useful lives to their estimated residual value. As of December 31, 2020, none of our finite useful lived intangible assets has an estimated residual value. We also review these assets for impairment whenever events or changes in circumstances indicate we may not be able to recover the asset’s carrying amount.
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
We use the measurement alternative to account for equity investments for which the equity securities do not have readily determinable fair values and for which we do not have the ability to exercise significant influence. Under the measurement alternative, private equity investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, additional investments, or distributions deemed to be a return of capital.
Management periodically assesses the recoverability of our equity method and measurement alternative investments and equity method goodwill for impairment. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including discounted cash flows, estimates of sales proceeds, and external appraisals, as appropriate. If an investment or equity method goodwill is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down.
Financing Costs—
We amortize financing costs using the effective interest method over the expected life of the related debt. Excluding financing costs related to our revolving line of credit (which are included in Other long-term assets), financing costs are presented as a direct deduction from the face amount of the financings. The related expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of comprehensive income.
We accrete discounts and amortize premiums using the effective interest method over the expected life of the related debt, and we report discounts or premiums as a direct deduction from, or addition to, the face amount of the financing. The related income or expense is included in Interest expense and amortization of debt discounts and fees in our consolidated statements of comprehensive income.
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
The basis for these assumptions establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – Observable inputs such as quoted prices in active markets;
•Level 2 – Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques. The three valuation techniques are as follows:
•Market approach – Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
•Cost approach – Amount that would be required to replace the service capacity of an asset (i.e., replacement cost); and
•Income approach – Techniques to convert future cash flows to a single present amount based on market expectations (including present value techniques, option-pricing models, and lattice models).
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
On a recurring basis, we are required to report our restricted marketable securities at fair value. The fair values of our restricted marketable securities are determined based on quoted market prices in active markets or quoted prices, dealer quotations, or alternative pricing sources supported by observable inputs in markets that are not considered to be active.
In addition, there are assets and liabilities that are not required to be reported at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. The fair value of our property and equipment is determined using discounted cash flows and significant unobservable inputs, unless there is an offer to purchase such assets, which could be the basis for determining fair value. The fair value of our intangible assets, excluding goodwill, is determined using discounted cash flows and significant unobservable inputs. The fair value of our investments in nonconsolidated affiliates is determined using quoted prices in private markets, discounted cash flows or earnings, or market multiples derived from a set of comparables. The fair value of our assets and liabilities of discontinued operations is determined using discounted cash flows and significant unobservable inputs unless there is an offer to purchase such assets and liabilities, which would be the basis for determining fair value. The fair value of our goodwill is determined using discounted projected operating results and cash flows, which involve significant unobservable inputs.
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
Redeemable Noncontrolling Interests—
Certain of our joint venture agreements contain provisions that allow our partners to require us to purchase their interests in the joint venture at fair value at certain points in the future. Likewise, certain members of the home health and hospice management team held similar put rights regarding their interests in our home health and hospice business, as discussed in Note 12, Redeemable Noncontrolling Interests. Because these noncontrolling interests provide for redemption features that are not solely within our control, we classify them as Redeemable noncontrolling interests outside of permanent equity in our consolidated balance sheets. At the end of each reporting period, we compare the carrying value of the Redeemable noncontrolling interests to their estimated redemption value. If the estimated redemption value is greater than the current carrying value, the carrying value is adjusted to the estimated redemption value, with the adjustments recorded through equity in the line item Capital in excess of par value.
The fair value of the Redeemable noncontrolling interests related to our home health segment was determined using the product of a 12-month specified performance measure and a specified median market price multiple based on a basket of public health companies and publicly disclosed home health acquisitions with a value of $400 million or more. The fair value of our Redeemable noncontrolling interests in our joint venture hospitals is determined primarily using the income approach. The income approach includes the use of the hospital’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the applicable hospitals, or Level 3 inputs. The projected operating results use management’s best estimates of economic and market conditions over the forecasted periods including assumptions for pricing and volume, operating expenses, and capital expenditures.
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
Advertising Costs—
We expense costs of print, radio, television, and other advertisements as incurred. Advertising expenses, primarily included in Other operating expenses within the accompanying consolidated statements of comprehensive income, were $4.6 million, $6.1 million, and $6.7 million in each of the years ended December 31, 2020, 2019, and 2018, respectively.
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
Recent Adopted Accounting Pronouncements—
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which provides guidance for accounting for credit losses on financial instruments. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new guidance was effective for us beginning January 1, 2020. The adoption of this guidance resulted in an immaterial change to our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The update helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement), by providing guidance in determining when the arrangement includes a software license. It requires entities to account for such costs consistent with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The new guidance was effective for us beginning January 1, 2020. The adoption of this guidance did not have a material impact to our consolidated financial statements.
In March 2020, the Securities and Exchange Commission adopted final rules that amend the financial disclosure requirements in Rule 3-10 of Regulation S-X for guarantors of registered debt securities and subsidiary issuers. The new rules are effective January 4, 2021, but early adoption is permitted. The new rules permit alternative disclosures of summarized financial information, rather than our previous footnote presentation of consolidating financial statements. The new rules also permit the summarized financial information and related disclosures to be presented outside of the consolidated financial statements and accompanying notes. We elected to early adopt the new rules effective July 1, 2020. The summarized financial information and related disclosures are presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.
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
2.Business Combinations:
2020 Acquisitions
Inpatient Rehabilitation
    During 2020, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
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
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	0.7
Trade name (useful life of 20 years)	0.9
Goodwill	9.2
Total assets acquired	$10.9
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during 2020 is as follows (in millions):

Fair value of assets acquired	$1.7
Goodwill	9.2
Fair value of noncontrolling interest owned by joint venture partner	(10.9)
Net cash paid for acquisitions	$—
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The fair value of the assets acquired at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Licenses (useful lives of 10 years)	$0.1
Goodwill	1.0
Total assets acquired	$1.1
    Information regarding the net cash paid for the home health and hospice acquisitions during 2020 is as follows (in millions):

Fair value of assets acquired	$0.1
Goodwill	1.0
Net cash paid for acquisitions	$1.1
2020 Pro Forma Results of Operations
    The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2019 (in millions):

	Net Operating Revenues	Net Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2020
Inpatient Rehabilitation	$—	$—
Home Health and Hospice	1.5	—
Combined entity: Supplemental pro forma from 01/01/2020-12/31/2020 (unaudited)	4,650.3	284.8
Combined entity: Supplemental pro forma from 01/01/2019-12/31/2019 (unaudited)	4,626.0	360.8
    The information presented above is for illustrative purposes only and is not necessarily indicative of results that would have been achieved if the acquisitions had occurred as of the beginning of our 2019 period.
2019 Acquisitions
Inpatient Rehabilitation
    During 2019, we completed the following inpatient rehabilitation acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide inpatient rehabilitation services to patients in the applicable geographic areas.
•In July 2019, we acquired approximately 51% of the operations of a 30-bed inpatient rehabilitation unit in Boise, Idaho when Saint Alphonsus Regional Medical Center contributed those operations to a joint venture with us. We funded our ownership interest in that consolidated joint venture through contributions of cash which the joint venture entity used to fund the construction of a 40-bed de novo inpatient rehabilitation hospital.
•In September 2019, we acquired 75% of the operations of Heritage Valley Sewickley Hospital’s 11-bed inpatient rehabilitation unit in Sewickley, Pennsylvania, when Heritage Valley Health System, Inc. contributed those operations to our existing joint venture entity in connection with the opening of a new hospital.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Identifiable intangible assets:
Noncompete agreement (useful life of 2 years)	$0.1
Trade name (useful life of 20 years)	0.4
Goodwill	4.8
Total assets acquired	5.3
Total liabilities assumed	0.2
Net assets acquired	$5.1
Information regarding the net cash paid for the inpatient rehabilitation acquisitions during 2019 is as follows (in millions):

Fair value of assets acquired	$0.5
Goodwill	4.8
Fair value of liabilities assumed	(0.2)
Fair value of noncontrolling interest owned by joint venture partner	(5.1)
Net cash paid for acquisitions	$—
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
Other Home Health and Hospice Acquisitions
During 2019, we completed the following home health acquisitions, none of which were individually material to our financial position, results of operations, or cash flows. Each acquisition was made to enhance our position and ability to provide post-acute healthcare services to patients in the applicable geographic areas. Each acquisition was funded using cash on hand.
•In February 2019, we acquired the assets of Tidewater Home Health, PA in Columbia, South Carolina.
•In March 2019, we acquired the assets and assumed the liabilities of two home health locations from Care Resource Group in East Providence, Rhode Island and Westport, Massachusetts.
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
Information regarding the net cash paid for the home health acquisitions during 2019 is as follows (in millions):

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
2019 Pro Forma Results of Operations
The following table summarizes the results of operations of the above mentioned acquisitions from their respective dates of acquisition included in our consolidated results of operations and the unaudited pro forma results of operations of the combined entity had the date of the acquisitions been January 1, 2018 (in millions):

	Net Operating Revenues	Net (Loss) Income Attributable to Encompass Health
Acquired entities only: Actual from acquisition date to December 31, 2019
Inpatient Rehabilitation	$4.4	$(1.3)
Alacare	58.5	1.6
All Other Home Health and Hospice	6.5	(1.5)
Combined entity: Supplemental pro forma from 01/01/2019-12/31/2019 (unaudited)	4,674.6	364.3
Combined entity: Supplemental pro forma from 01/01/2018-12/31/2018 (unaudited)	4,415.9	301.8
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
•In September 2018, we acquired approximately 62% of a 29-bed inpatient rehabilitation unit, including a 60-bed certificate of need, in Murrells Inlet, South Carolina through a joint venture with Tidelands Health. The acquisition was funded through contributions of funds to be utilized by the consolidated joint venture to build a 46-bed de novo inpatient rehabilitation satellite location.
•In October 2018, we acquired approximately 50% of a 68-bed inpatient rehabilitation unit in Winston-Salem, North Carolina through a joint venture with Novant Health Inc. This acquisition was funded through a contribution of a 68‑bed de novo inpatient rehabilitation hospital to the consolidated joint venture.
•In November 2018, we acquired approximately 68% of a 17-bed inpatient rehabilitation unit in Littleton, Colorado through a joint venture with Portercare Adventist Health System. The acquisition was funded through the contribution of our existing inpatient rehabilitation hospital in Littleton, Colorado to the consolidated joint venture.
    We accounted for these transactions under the acquisition method of accounting and reported the results of operations of the acquired hospitals from their respective dates of acquisition. Assets acquired were recorded at their estimated fair values as of the respective acquisition dates. Estimated fair values were based on various valuation methodologies including: an income approach using primarily discounted cash flow techniques for the noncompete intangible assets; an income approach utilizing the relief from royalty method for the trade name intangible asset; and an income approach utilizing the excess earnings method for the certificate of need intangible asset. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired was recorded as goodwill. The goodwill reflects our expectations of our ability to gain access to and penetrate the acquired hospital’s historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive demographic trends in this market. None of the goodwill recorded as a result of these transactions is deductible for federal income tax purposes.
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Property and equipment	$0.1
Identifiable intangible assets:
Noncompete agreements (useful lives of 2 to 3 years)	1.4
Trade names (useful lives of 20 years)	2.3
Certificates of need (useful lives of 20 years)	12.5
Goodwill	23.2
Total assets acquired	39.5
Total liabilities assumed	0.2
Net assets acquired	$39.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Information regarding the net cash paid for all inpatient rehabilitation acquisitions during 2018 is as follows (in millions):

Fair value of assets acquired	$16.3
Goodwill	23.2
Fair value of liabilities assumed	(0.2)
Fair value of noncontrolling interest owned by joint venture partner	(39.3)
Net cash paid for acquisitions	$—
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
•In January 2018, we acquired the assets of one hospice location from Golden Age Hospice, Inc. in Oklahoma City, Oklahoma.
•In June 2018, we acquired the assets of one hospice location from Medical Services of America in Las Vegas, Nevada.
•In November 2018, we acquired the assets of one home health and one hospice location from Tenet Hospital Limited in Birmingham, Alabama and El Paso, Texas. We also acquired 75% of the assets of a home health location in Talladega, Alabama through a joint venture with Tenet Hospital Limited.
•In December 2018, we acquired 75% of the assets of a hospice location in Talladega, Alabama through a joint venture with Tenet Hospital Limited.
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
The fair value of the assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Total current assets	$0.1
Identifiable intangible asset:
Noncompete agreements (useful lives of 5 years)	0.2
Certificates of need (useful lives of 10 years)	2.5
Licenses (useful lives of 10 years)	1.5
Goodwill	8.9
Total assets acquired	13.2
Total liabilities assumed	0.1
Net assets acquired	$13.1
Information regarding the net cash paid for home health and hospice acquisitions during 2018 is as follows (in millions):

Fair value of assets acquired	$4.3
Goodwill	8.9
Fair value of liabilities assumed	(0.1)
Fair value of noncontrolling interest owned by joint venture partner	(0.6)
Net cash paid for acquisitions	$12.5
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
3.Variable Interest Entities:
As of December 31, 2020 and December 31, 2019, we consolidated nine and eight, respectively, limited partnership-like entities that are VIEs and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of December 31, 2020. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
    The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our consolidated balance sheet, are as follows (in millions):

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$0.1	$0.2
Accounts receivable	33.1	29.3
Other current assets	8.6	6.4
Total current assets	41.8	35.9
Property and equipment, net	121.1	122.6
Operating lease right-of-use assets	4.7	6.0
Goodwill	19.2	15.9
Intangible assets, net	3.3	3.3
Deferred income tax assets	0.5	0.7
Other long-term assets	30.6	30.6
Total assets	$221.2	$215.0
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.8
Current operating lease liabilities	1.5	1.4
Accounts payable	6.1	6.7
Accrued payroll	11.3	7.7
Other current liabilities	11.7	9.3
Total current liabilities	31.5	25.9
Long-term debt, net of current portion	9.6	10.5
Long-term operating lease liabilities	3.3	4.7
Other long-term liabilities	2.4	—
Total liabilities	$46.8	$41.1

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
4.Cash and Marketable Securities:
The components of our investments as of December 31, 2020 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$224.0	$86.9	$—	$310.9
Equity securities	—	—	72.6	72.6
Total	$224.0	$86.9	$72.6	$383.5
The components of our investments as of December 31, 2019 are as follows (in millions):

	Cash & Cash Equivalents	Restricted Cash	Restricted Marketable Securities	Total
Cash	$94.8	$64.8	$—	$159.6
Equity securities	—	—	63.5	63.5
Debt securities	—	—	12.6	12.6
Total	$94.8	$64.8	$76.1	$235.7
Restricted Cash—
As of December 31, 2020 and 2019, Restricted cash consisted of the following (in millions):

	As of December 31,
	2020	2019
Current:
Affiliate cash	$17.5	$16.0
Self-insured captive funds	47.9	41.4
	65.4	57.4
Noncurrent:
Self-insured captive funds	21.5	7.4
Total restricted cash	$86.9	$64.8
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
Marketable Securities—
Restricted marketable securities at both balance sheet dates represent restricted assets held at HCS. HCS insures a substantial portion of Encompass Health’s professional liability, workers’ compensation, and other insurance claims. These funds are committed for payment of claims incurred, and the classification of these marketable securities as current or noncurrent depends on the classification of the corresponding claims liability. As of December 31, 2020 and 2019, $72.6

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
million and $76.1 million, respectively, of restricted marketable securities are included in Other long-term assets in our consolidated balance sheets. During the years ended December 31, 2020, 2019, and 2018, $0.4 million, $1.2 million, and $(1.7) million, respectively, of unrealized net gains (losses) were recognized in our consolidated statements of comprehensive income on marketable securities still held at the reporting date.
A summary of our available-for-sale marketable securities as of December 31, 2019 is as follows (in millions):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities	$12.6	$—	$—	$12.6
Cost in the above tables includes adjustments made to the cost basis of our debt securities for other-than-temporary impairments. During the years ended December 31, 2020, 2019, and 2018, we did not record any impairment charges related to our restricted marketable securities.
Investing information related to our available-for-sale marketable securities is as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Proceeds from sales and maturities of available-for-sale marketable securities	$12.6	$6.4	$—
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
5.Accounts Receivable:
Accounts receivable consists of the following (in millions):

	As of December 31,
	2020	2019
Current:
Patient accounts receivable	$563.0	$498.7
Other accounts receivable	9.8	7.4
	572.8	506.1
Noncurrent patient accounts receivable	123.8	152.1
Accounts receivable	$696.6	$658.2
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

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
6.Property and Equipment:
Property and equipment consists of the following (in millions):

	As of December 31,
	2020	2019
Land	$217.2	$169.6
Buildings	2,357.0	2,084.8
Leasehold improvements	232.5	192.6
Vehicles	33.9	31.2
Furniture, fixtures, and equipment	537.9	505.1
	3,378.5	2,983.3
Less: Accumulated depreciation and amortization	(1,374.4)	(1,211.8)
	2,004.1	1,771.5
Construction in progress	202.5	187.8
Property and equipment, net	$2,206.6	$1,959.3
As of December 31, 2020, approximately 72% of our consolidated Property and equipment, net held by Encompass Health Corporation and its guarantor subsidiaries was pledged to the lenders under our credit agreement. See Note 10, Long-term Debt, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”
The amount of depreciation expense and interest capitalized is as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Depreciation expense	$151.1	$130.0	$124.2
Interest capitalized	$6.0	$8.3	$6.0

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
7.Leases:
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
The components of lease costs are as follows (in millions):

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$68.5	$72.9
Finance lease cost:
Amortization of right-of-use assets	32.1	30.3
Interest on lease liabilities	29.3	29.5
Total finance lease cost	61.4	59.8
Short-term and variable lease cost	3.7	1.5
Sublease income	(3.2)	(3.2)
Total lease cost	$130.4	$131.0
Supplemental consolidated balance sheet information related to leases is as follows (in millions):

		As of December 31,
	Classification	2020	2019
Assets
Operating lease	Operating lease right-of-use assets	$245.7	$276.5
Finance lease (1)	Property and equipment, net	322.8	327.0
Total leased assets		$568.5	$603.5

Liabilities
Current liabilities:
Operating lease	Current operating lease liabilities	$44.8	$40.4
Finance lease	Current portion of long-term debt	23.8	21.0
Noncurrent liabilities:
Operating lease	Long-term operating lease liabilities	209.6	243.8
Finance lease	Long-term debt, net of current portion	367.9	363.1
Total leased liabilities		$646.1	$668.3
(1)    Finance lease assets are recorded net of accumulated amortization of $129.6 million as of December 31, 2020.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements

	As of December 31,
	2020	2019
Weighted Average Remaining Lease Term
Operating lease	8.6 years	9.1 years
Finance lease	11.7 years	13.4 years
Weighted Average Discount Rate
Operating lease	6.1%	6.2%
Finance lease	8.1%	7.9%
Maturities of lease liabilities as of December 31, 2020 are as follows (in millions):

Year Ending December 31,	Operating Leases	Finance Leases
2021	$58.5	$53.9
2022	47.7	50.9
2023	42.5	49.6
2024	35.6	48.4
2025	26.5	49.0
2026 and thereafter	127.5	381.8
Total lease payments	338.3	633.6
Less: Interest portion	(83.9)	(241.9)
Total lease liabilities	$254.4	$391.7
Supplemental cash flow information related to our leases is as follows (in millions):

	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66.9	$70.4
Operating cash flows from finance leases	29.6	30.0
Financing cash flows from finance leases	22.5	19.5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39.0	$43.8
Finance leases	29.6	34.2

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
8.Goodwill and Other Intangible Assets:
The following table shows changes in the carrying amount of Goodwill for the years ended December 31, 2020, 2019, and 2018 (in millions):

	Inpatient Rehabilitation	Home Health and Hospice	Consolidated
Goodwill as of December 31, 2017	$1,166.0	$806.6	$1,972.6
Acquisitions	23.2	105.0	128.2
Goodwill as of December 31, 2018	1,189.2	911.6	2,100.8
Acquisitions	4.8	174.7	179.5
Consolidation of joint venture formerly accounted for under the equity method of accounting	24.9	—	24.9
Goodwill as of December 31, 2019	1,218.9	1,086.3	2,305.2
Acquisitions	9.2	1.0	10.2
Consolidation of joint venture formerly accounted for under the equity method of accounting	—	3.3	3.3
Goodwill as of December 31, 2020	$1,228.1	$1,090.6	$2,318.7
Goodwill increased in 2018 as a result of our acquisitions of Camellia and other inpatient and home health and hospice operations. Goodwill increased in 2019 as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value and our acquisitions of Alacare and other inpatient and home health and hospice operations. Goodwill increased in 2020 as a result of our acquisitions of inpatient and home health operations as well as our consolidation of the Jupiter, Florida home health agency and the remeasurement of our previously held equity interest at fair value. See Note 2, Business Combinations, and Note 9, Investments in and Advances to Nonconsolidated Affiliates.
We performed impairment reviews as of October 1, 2020, 2019, and 2018 and concluded no Goodwill impairment existed. As of December 31, 2020, we had no accumulated impairment losses related to Goodwill.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table provides information regarding our other intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net
Certificates of need:
2020	$197.3	$(54.5)	$142.8
2019	197.2	(40.4)	156.8
Licenses:
2020	$187.9	$(107.4)	$80.5
2019	187.3	(94.1)	93.2
Noncompete agreements:
2020	$75.2	$(65.8)	$9.4
2019	74.2	(62.3)	11.9
Trade name - Encompass:
2020	$135.2	$—	$135.2
2019	135.2	—	135.2
Trade names - all other:
2020	$44.3	$(25.5)	$18.8
2019	41.6	(22.4)	19.2
Internal-use software:
2020	$184.2	$(141.4)	$42.8
2019	173.8	(116.0)	57.8
Market access assets:
2020	$13.2	$(11.4)	$1.8
2019	13.2	(11.0)	2.2
Total intangible assets:
2020	$837.3	$(406.0)	$431.3
2019	822.5	(346.2)	476.3
Amortization expense for other intangible assets is as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Amortization expense	$59.8	$58.4	$51.4
Total estimated amortization expense for our other intangible assets for the next five years is as follows (in millions):

Year Ending December 31,	Estimated Amortization Expense
2021	$52.9
2022	42.9
2023	37.3
2024	32.1
2025	28.1

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
9.Investments in and Advances to Nonconsolidated Affiliates:
Investments in and advances to nonconsolidated affiliates as of December 31, 2020 represents our investment in four partially owned subsidiaries, of which three are general or limited partnerships, limited liability companies, or joint ventures in which Encompass Health or one of its subsidiaries is a general or limited partner, managing member, member, or venturer, as applicable. We do not control these affiliates but have the ability to exercise significant influence over the operating and financial policies of certain of these affiliates. Our ownership percentages in these affiliates range from approximately 8% to 51%. We account for these investments using the equity method of accounting and measurement alternative. Our investments, which are included in Other long-term assets in our consolidated balance sheets, consist of the following (in millions):

	As of December 31,
	2020	2019
Equity method investments:
Capital contributions	$0.9	$0.9
Cumulative share of income	68.7	68.1
Cumulative share of distributions	(66.1)	(63.6)
	3.5	5.4
Measurement alternative investments:
Capital contributions, net of distributions and impairments	2.0	2.0
Total investments in and advances to nonconsolidated affiliates	$5.5	$7.4
The following summarizes the combined assets, liabilities, and equity and the combined results of operations of our equity method affiliates (on a 100% basis, in millions):

	As of December 31,
	2020	2019
Assets—
Current	$2.9	$4.2
Noncurrent	7.7	9.3
Total assets	$10.6	$13.5
Liabilities and equity—
Current liabilities	$0.3	$0.5
Noncurrent liabilities	0.2	0.3
Partners’ capital and shareholders’ equity—
Encompass Health	3.5	4.9
Outside partners	6.6	7.8
Total liabilities and equity	$10.6	$13.5
Condensed statements of comprehensive income (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Net operating revenues	$16.0	$32.6	$42.6
Operating expenses	(8.1)	(19.1)	(25.6)
Income from continuing operations, net of tax	7.9	13.4	17.1
Net income	7.9	13.4	17.1

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
As a result of an amendment to the joint venture agreement related to our Jupiter, Florida home health agency, the accounting for this agency changed from the equity method of accounting to a consolidated entity effective January 1, 2020. The amendment revised certain participatory rights held by our joint venture partner resulting in Encompass Health gaining control of this entity from an accounting perspective. We accounted for this change in control as a business combination and consolidated this entity using the acquisition method. The consolidation of the Jupiter, Florida agency did not have a material impact on our financial position, results of operations, or cash flows. As a result of our consolidation of this home health agency and the remeasurement of our previously held equity interest at fair value, Goodwill increased by $3.3 million and we recorded a $2.2 million gain as part of Other income during the year ended December 31, 2020.
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
10.Long-term Debt:
Our long-term debt outstanding consists of the following (in millions):

	As of December 31,
	2020	2019
Credit Agreement—
Advances under revolving credit facility	$—	$45.0
Term loan facilities	251.6	265.2
Bonds payable—
5.125% Senior Notes due 2023	298.1	297.3
5.75% Senior Notes due 2024	—	697.3
5.75% Senior Notes due 2025	346.3	345.6
4.50% Senior Notes due 2028	785.0	491.7
4.75% Senior Notes due 2030	783.2	491.7
4.625% Senior Notes due 2031	393.2	—
Other notes payable	39.8	44.7
Finance lease obligations	391.7	384.1
	3,288.9	3,062.6
Less: Current portion	(38.3)	(39.3)
Long-term debt, net of current portion	$3,250.6	$3,023.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter (in millions):

Year Ending December 31,	Face Amount	Net Amount
2021	$38.3	$38.3
2022	49.4	49.4
2023	337.3	335.4
2024	252.5	251.0
2025	384.0	380.2
Thereafter	2,273.2	2,234.6
Total	$3,334.7	$3,288.9
As a result of the 2020 and 2019 redemptions discussed below, we recorded a $2.3 million and $7.7 million Loss on early extinguishment of debt in 2020 and 2019, respectively. There were no redemptions resulting in a Loss on early extinguishment of debt during 2018.
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
In April 2020, we amended our existing credit agreement and the amendments included the following material provisions:
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
2.Amendment of the definition of “Material Adverse Effect” to carve out the direct and indirect impacts of pandemic and the related legislative, regulatory and executive actions on us from that definition for a period of 364 days; and
3.Amendment of the investment limitation covenant and the restricted payment limitation covenant, to add to each a leverage ratio condition (not in excess of 4.50x) to the provisions allowing unlimited investments and restricted payments in the event certain conditions are met including a senior secured leverage ratio (not in excess of 2:00x) and the existence of no events of default in addition to the new leverage ratio condition.
As of December 31, 2020, no amount was drawn under the revolving credit facility. As of December 31, 2019, $45 million was drawn under the revolving credit facility with an interest rate of 3.2%. As of December 31, 2020 and 2019, $36.7 million and $38.9 million, respectively, were being utilized under the letter of credit subfacility, which were being used in the ordinary course of business to secure workers’ compensation and other insurance coverages and for general corporate purposes. Currently, there are no undrawn term loan commitments under the credit agreement.
Bonds Payable—
Nonconvertible Notes
The Company’s 2023 Notes, 2024 Notes, 2025 Notes, 2028 Notes, 2030 Notes, and 2031 Notes (collectively, the “Senior Notes”) were issued pursuant to an indenture (the “Base Indenture”) dated as of December 1, 2009, as supplemented by each Senior Notes’ respective supplemental indenture (together with the Base Indenture, the “Indenture”). Pursuant to the terms of the Indenture, the Senior Notes are jointly and severally guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our Credit Agreement and other capital markets debt. The Senior Notes are senior, unsecured obligations of Encompass Health and rank equally with our other senior indebtedness, senior to any of our subordinated indebtedness, and effectively junior to our secured indebtedness to the extent of the value of the collateral securing such indebtedness.

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
In November 2020, we redeemed the remaining $700 million of outstanding principal amount of the 2024 Notes. Pursuant to the terms of the 2024 Notes, this full redemption was made at a price of par. We used the net proceeds from the 2031 Notes offering, discussed and defined below, together with approximately $300 million of cash on hand to fund the redemption. The 2024 Notes would have matured on November 1, 2024. Inclusive of premiums and financing costs, the effective interest rate on the 2024 Notes was 5.8%. Interest was payable semiannually in arrears on May 1 and November 1 of each year.
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
In May 2020, we issued an additional $300 million of our 2028 Notes at a price of 99.0% of the principal amount and an additional $300 million of our 2030 Notes at a price of 98.5% of the principal amount, which resulted in approximately $583 million in net proceeds. We used a portion of the net proceeds from this borrowing, together with cash on hand, to repay borrowings under our revolving credit facility.
The 2028 Notes mature on February 1, 2028. Inclusive of financing costs, the effective interest rate on the 2028 Notes is 4.8%. Interest on the 2028 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2028 Notes, in whole or in part, at any time on or after February 1, 2023 at the redemption prices set forth below:

Period	Redemption Price*
2023	102.250%
2024	101.125%
2025 and thereafter	100.000%
* Expressed in percentage of principal amount
The 2030 Notes mature on February 1, 2030. Inclusive of financing costs, the effective interest rate on the 2030 Notes is 5.2%. Interest on the 2030 Notes is payable semiannually in arrears on February 1 and August 1. We may redeem the 2030 Notes, in whole or in part, at any time on or after February 1, 2025 at the redemption prices set forth below:

Period	Redemption Price*
2025	102.375%
2026	101.583%
2027	100.792%
2028 and thereafter	100.000%
* Expressed in percentage of principal amount

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
2031 Notes
In October 2020, we issued $400 million aggregate principal amount of 4.625% Senior Notes due 2031 (the “2031 Notes”) at par. The 2031 Notes mature on April 1, 2031 and bear interest at a per annum rate of 4.625%. Inclusive of financing costs, the effective interest rate on the 2031 Notes is 4.8%. Interest is payable semiannually in arrears on April 1 and October 1 of each year. We may redeem the 2031 Notes, in whole or in part, at any time on or after April 1, 2026 at the redemption prices set forth below:

Period	Redemption Price*
2026	102.313%
2027	101.542%
2028	100.771%
2029 and thereafter	100.000%
* Expressed in percentage of principal amount
Other Notes Payable—
Our notes payable consist of the following (in millions):

	As of December 31,
	2020	2019	Interest Rates
Sale/leaseback transactions involving real estate accounted for as financings	$28.0	$28.0	8.1% to 11.2%
Construction of a new hospital	11.8	12.9	5.0%
Other	—	3.8	4.3% to 6.8%
Other notes payable	$39.8	$44.7
11.Self-Insured Risks:
We insure a substantial portion of our professional liability, general liability, and workers’ compensation risks through a self-insured retention program (“SIR”) underwritten by our consolidated wholly owned offshore captive insurance subsidiary, HCS, Ltd., which we fund via regularly scheduled premium payments. HCS is an insurance company licensed by the Cayman Island Monetary Authority. We use HCS to fund our first layer of insurance coverage up to approximately $36 million for annual aggregate losses associated with general and professional liability risks. Workers’ compensation exposures are capped on a per claim basis. Risks in excess of specified limits per claim and in excess of our aggregate SIR amount are covered by unrelated commercial carriers.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table presents the changes in our self-insurance reserves for the years ended December 31, 2020, 2019, and 2018 (in millions):

	2020	2019	2018
Balance at beginning of period, gross	$157.3	$160.9	$171.0
Less: Reinsurance receivables	(26.4)	(25.6)	(39.9)
Balance at beginning of period, net	130.9	135.3	131.1
Increase for the provision of current year claims	52.5	46.9	47.1
Decrease for the provision of prior year claims	(15.0)	(12.6)	(8.7)
Expenses related to discontinued operations	(0.2)	(0.1)	(0.2)
Payments related to current year claims	(8.4)	(7.5)	(7.0)
Payments related to prior year claims	(22.9)	(31.1)	(27.0)
Balance at end of period, net	136.9	130.9	135.3
Add: Reinsurance receivables	28.3	26.4	25.6
Balance at end of period, gross	$165.2	$157.3	$160.9
As of December 31, 2020 and 2019, $44.0 million and $40.1 million, respectively, of these reserves are included in Other current liabilities in our consolidated balance sheets.
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
The reserves for these self-insured risks cover approximately 1,600 and 1,000 individual claims at December 31, 2020 and 2019, respectively, and estimates for potential unreported claims. The time period required to resolve these claims can vary depending upon the jurisdiction, the nature, and the form of resolution of the claims. The estimation of the timing of payments beyond a year can vary significantly. Although considerable variability is inherent in reserve estimates, management believes the reserves for losses and loss expenses are adequate; however, there can be no assurance the ultimate liability will not exceed management’s estimates.
12.Redeemable Noncontrolling Interests:
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$239.6	$261.7	$220.9
Net income attributable to noncontrolling interests	7.4	12.6	13.9
Distributions declared	(8.5)	(9.2)	(8.6)
Contribution to joint ventures	3.1	1.0	9.6
Reclassification to noncontrolling interests	—	(11.2)	—
Purchase of redeemable noncontrolling interests	(162.3)	(162.9)	(65.1)
Exchange transaction	(46.3)	—	—
Change in fair value	(1.4)	147.6	91.0
Balance at end of period	$31.6	$239.6	$261.7

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the consolidated balance sheets, to the Net income attributable to noncontrolling interests presented in the consolidated statements of comprehensive income (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Net income attributable to nonredeemable noncontrolling interests	$77.2	$74.5	$69.2
Net income attributable to redeemable noncontrolling interests	7.4	12.6	13.9
Net income attributable to noncontrolling interests	$84.6	$87.1	$83.1
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
See also Note 13, Fair Value Measurements.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
13.Fair Value Measurements:
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of December 31, 2020	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$72.6	$—	$72.6	$—	M
Debt securities	—	—	—	—	M
Redeemable noncontrolling interests	31.6	—	—	31.6	I
As of December 31, 2019
Other long-term assets:
Equity securities	$63.5	$—	$63.5	$—	M
Debt securities	12.6	12.6	—	—	M
Redeemable noncontrolling interests	239.6	—	—	239.6	I
(1)The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
The decrease in Redeemable noncontrolling interests from December 31, 2019 to December 31, 2020 primarily resulted from the final purchase of equity interests in Holdings from management investors discussed in Note 12, Redeemable Noncontrolling Interests.
In addition, there are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets.
As a result of our consolidation of the Jupiter, Florida home health agency and the remeasurement of our previously held equity interest at fair value, we recorded a $2.2 million gain as part of Other income during the year ended December 31, 2020. Also, as a result of our consolidation of Yuma Rehabilitation Hospital and the remeasurement of our previously held equity interest at fair value, we recorded a $19.2 million gain as part of Other income during the year ended December 31, 2019. We determined the fair value of our previously held equity interest using the income approach valuation technique. The income approach included the use of the hospital's or agency’s projected operating results and cash flows discounted using a rate that reflects market participant assumptions for the hospital or agency. The projected operating results use management's best estimates of economic and market conditions over the forecasted period including assumptions for pricing and volume, operating expenses, and capital expenditures. See Note 9, Investments in and Advances to Nonconsolidated Affiliates for additional information. During the year ended December 31, 2018, we did not record any material gains or losses related to assets not required to be measured at fair value on a recurring basis.

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

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Advances under revolving credit facility	$—	$—	$45.0	$45.0
Term loan facilities	251.6	253.1	265.2	266.6
5.125% Senior Notes due 2023	298.1	302.6	297.3	306.6
5.75% Senior Notes due 2024	—	—	697.3	708.8
5.75% Senior Notes due 2025	346.3	361.4	345.6	369.7
4.50% Senior Notes due 2028	785.0	840.0	491.7	519.4
4.75% Senior Notes due 2030	783.2	856.0	491.7	520.0
4.625% Senior Notes due 2031	393.2	424.9	—	—
Other notes payable	39.8	39.8	44.7	44.7
Financial commitments:
Letters of credit	—	36.7	—	38.9
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements” and “Redeemable Noncontrolling Interests.”
14.Share-Based Payments:
The Company has awarded employee stock-based compensation in the form of stock options, SARs, and restricted stock awards (“RSAs”) under the terms of share-based incentive plans designed to align employee and executive interests to those of its stockholders. All employee stock-based compensation awarded during 2020, 2019, and 2018 was issued under the 2016 Omnibus Performance Incentive Plan, a stockholder-approved plan that reserves and provides for the grant of up to 14,000,000 shares of common stock. This plan allows for the grants of nonqualified stock options, incentive stock options, restricted stock, SARs, performance shares, performance share units, dividend equivalents, restricted stock units (“RSUs”), and/or other stock-based awards.
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
The fair values of the options granted during the years ended December 31, 2020, 2019, and 2018 have been estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Expected volatility	24.8%	25.3%	29.2%
Risk-free interest rate	1.0%	2.7%	2.7%
Expected life (years)	7.1	7.1	7.1
Dividend yield	2.0%	2.1%	2.2%
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We estimate our expected term through an analysis of actual, historical post-vesting exercise, cancellation, and expiration behavior by our employees and projected post-vesting activity of outstanding options. We calculate volatility based on the historical volatility of our common stock over the period commensurate with the expected term of the options. The risk-free interest rate is the implied daily yield currently available on U.S. Treasury issues with a remaining term closely approximating the expected term used as the input to the Black-Scholes option-pricing model. We estimated our dividend yield based on our annual dividend rate and our stock price on the dividend payment dates. Under the Black-Scholes option-pricing model, the weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2020, 2019, and 2018 was $15.48, $15.45, and $14.57, respectively.
A summary of our stock option activity and related information is as follows:

	Shares (In Thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value (In Millions)
Outstanding, December 31, 2019	565	$43.02
Granted	113	76.54
Exercised	(50)	22.53
Outstanding, December 31, 2020	628	50.65	6.4	$20.1
Exercisable, December 31, 2020	413	41.10	5.3	17.2
We recognized approximately $1.5 million, $1.4 million, and $1.1 million of compensation expense related to our stock options for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $2.1 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 22 months. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $2.3 million, $3.6 million, and $5.2 million, respectively.
Stock Appreciation Rights—
In conjunction with the EHHI acquisition, we granted SARs based on Holdings common stock to certain members of EHHI management at closing on December 31, 2014. Under a separate plan, we granted 122,976 SARs that vested based on continued employment and an additional maximum number of 129,124 SARs that vested based on continued employment and the extent of the attainment of a specified 2017 performance measure. The maximum number of performance SARs was achieved. Half of the SARs of each type vested on December 31, 2018 and the remainder vested on December 31, 2019. Upon exercise, each SAR must be settled for cash in the amount by which the per share fair value of Holdings’ common stock on the exercise date exceeded the per share fair value on the grant date. The fair value of Holdings’ common stock was determined using the product of the trailing 12-month specified performance measure for Holdings and a specified median market price multiple based on a basket of public home health companies and publicly disclosed home health acquisitions with a value of $400 million or more.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The fair value of the SARs granted in conjunction with the EHHI acquisition has been estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

As of December 31, 2019
Expected volatility	38.6%
Risk-free interest rate	1.5%
Expected life (years)	0.3
Dividend yield	—%
We did not include a dividend payment as part of our pricing model because Holdings currently does not pay dividends on its common stock. Under the Black-Scholes option-pricing model, the weighted-average fair value per share of SARs granted in conjunction with the EHHI acquisition was $870.28 as of December 31, 2019. In February 2019, members of the management team exercised a portion of their vested SARs for approximately $13 million in cash. In July 2019, members of the management team exercised the remainder of the vested SARs for approximately $55 million in cash. As of December 31, 2019, the fair value of the remaining 115,545 SARs was approximately $101 million, all of which was included in Other current liabilities in the consolidated balance sheet. In January 2020, members of the management team exercised the remaining SARs, and in February 2020, we settled those awards upon payment of approximately $101 million in cash.
We recognized approximately $0.1 million, $81.9 million, and $56.2 million of compensation expense related to our SARs for the years ended December 31, 2020, 2019, and 2018, respectively.
Restricted Stock—
The RSAs granted in 2020, 2019, and 2018 included service-based awards and performance-based awards (that also included a service requirement). These awards generally vest over a three-year requisite service period. For RSAs with a service and/or performance requirement, the fair value of the RSA is determined by the closing price of our common stock on the grant date.
A summary of our issued restricted stock awards is as follows (share information in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested shares at December 31, 2019	818	$49.49
Granted	555	61.81
Vested	(609)	45.33
Forfeited	(33)	62.04
Nonvested shares at December 31, 2020	731	61.75
The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2019 and 2018 was $49.84 and $37.61 per share, respectively. We recognized approximately $25.8 million, $29.5 million, and $27.1 million of compensation expense related to our restricted stock awards for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $35.2 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 20 months. The remaining unrecognized compensation expense for the performance-based awards may vary each reporting period based on changes in the expected achievement of performance measures. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $44.2 million, $45.2 million, and $22.1 million, respectively. We accrue dividends on outstanding RSAs, which are paid upon vesting.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
Nonemployee Stock-Based Compensation Plans—
During the years ended December 31, 2020, 2019, and 2018, we provided incentives to our nonemployee members of our board of directors through the issuance of RSUs out of our share-based incentive plans. RSUs are fully vested when awarded and receive dividend equivalents in the form of additional RSUs upon the payment of a cash dividend on our common stock. During the years ended December 31, 2020, 2019, and 2018, we issued 32,196, 23,270, and 24,771 RSUs, respectively, with a fair value of $65.39, $64.48, and $62.88, respectively, per unit. We recognized approximately $2.1 million, $1.5 million, and $1.6 million, respectively, of compensation expense upon their issuance in 2020, 2019, and 2018. There was no unrecognized compensation related to unvested shares as of December 31, 2020. During the years ended 2020, 2019, and 2018, we issued an additional 8,987, 8,876, and 8,045, respectively, of RSUs as dividend equivalents. As of December 31, 2020, 577,841 RSUs were outstanding.
15.Employee Benefit Plans:
Substantially all Encompass Health employees are eligible to enroll in Encompass Health-sponsored healthcare plans, including coverage for medical and dental benefits. Our primary healthcare plans are national plans administered by third-party administrators. We are self-insured for these plans. During 2020, 2019, and 2018, costs associated with these plans, net of amounts paid by employees and stop-loss recoveries, approximated $189.2 million, $178.4 million, and $164.7 million, respectively.
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
Employer contributions to the RIP and HHSP approximated $25.4 million, $23.4 million, and $21.5 million in 2020, 2019, and 2018, respectively. In 2020, 2019, and 2018, approximately $1.5 million, $1.4 million, and $2.5 million, respectively, from forfeited accounts were used to fund the matching contributions in accordance with the terms of the RIP and HHSP.
Senior Management Bonus Program—
We maintain a Senior Management Bonus Program to reward senior management for performance based on a combination of corporate or regional goals for all periods presented and individual goals for 2019 and 2018 only. The corporate and regional goals are approved on an annual basis by our board of directors as part of our routine budgeting and financial planning process. The individual goals, which were weighted according to importance, were determined between each participant and his or her immediate supervisor. The program applies to persons who join the Company in, or are promoted to, senior management positions. In 2021, we expect to pay approximately $17.9 million under the program for the year ended December 31, 2020. In February 2020 and March 2019, we paid $18.4 million and $19.7 million, respectively, under the program for the years ended December 31, 2019 and 2018.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
16.Income Taxes:
The significant components of the Provision for income tax expense related to continuing operations are as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$37.7	$58.1	$103.8
State and other	13.7	17.8	24.2
Total current expense	51.4	75.9	128.0
Deferred:
Federal	39.5	32.0	(13.7)
State and other	12.9	8.0	4.6
Total deferred expense (benefit)	52.4	40.0	(9.1)
Total income tax expense related to continuing operations	$103.8	$115.9	$118.9
A reconciliation of differences between the federal income tax at statutory rates and our actual income tax expense on our income from continuing operations, which include federal, state, and other income taxes, is presented below:

	For the Year Ended December 31,
	2020	2019	2018
Tax expense at statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in tax rate resulting from:
State and other income taxes, net of federal tax benefit	4.2%	4.3%	4.5%
Increase (decrease) in valuation allowance	1.7%	0.8%	(0.4)%
Government, class action, and related settlements	—%	(1.2)%	2.7%
Noncontrolling interests	(3.7)%	(3.0)%	(3.2)%
Share-based windfall tax benefits	(1.0)%	(1.0)%	(0.4)%
Other, net	(0.2)%	(0.3)%	(0.1)%
Income tax expense	22.0%	20.6%	24.1%
The Provision for income tax expense in 2020 was greater than the federal statutory rate primarily due to: (1) state and other income tax expense and (2) the increase in valuation allowance offset by (3) the impact of noncontrolling interests and (4) share-based windfall tax benefits. The Provision for income tax expense in 2019 was less than the federal statutory rate primarily due to: (1) the impact of noncontrolling interests, (2) government, class action, and related settlements, and (3) share-based windfall tax benefits offset by (4) state and other income tax expense. See Note 1, Summary of Significant Accounting Policies, “Income Taxes,” for a discussion of the allocation of income or loss related to pass-through entities, which is referred to as the impact of noncontrolling interests in this discussion. The Provision for income tax expense in 2018 was greater than the federal statutory rate primarily due to: (1) state and other income tax expense and (2) government, class action, and related settlements offset by (3) the impact of noncontrolling interests.
In addition to the CARES Act provisions previously discussed in Note 1, Summary of Significant Accounting Policies, “Risks and Uncertainties,” the CARES Act also includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, technical corrections to tax depreciation methods for qualified improvement property and deferral of employer payroll taxes. The CARES Act did not materially impact our effective tax rate for the year ended December 31, 2020, although it will impact the timing of future cash payments for taxes.

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
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the impact of available NOLs. The significant components of our deferred tax assets and liabilities are presented in the following table (in millions):

	As of December 31,
	2020	2019
Deferred income tax assets:
Net operating loss	$57.6	$61.8
Property, net	6.6	33.9
Insurance reserve	17.8	17.0
Stock-based compensation	15.2	38.3
Operating lease liabilities	22.1	30.6
Other accruals	43.4	23.4
Tax credits	10.5	6.8
Other	0.1	0.2
Total deferred income tax assets	173.3	212.0
Less: Valuation allowance	(46.2)	(38.4)
Net deferred income tax assets	127.1	173.6
Deferred income tax liabilities:
Revenue reserves	(5.7)	(11.6)
Intangibles	(99.7)	(94.6)
Operating lease right-of-use assets	(21.7)	(30.3)
Carrying value of partnerships	(51.4)	(34.0)
Other	(0.4)	(0.2)
Total deferred income tax liabilities	(178.9)	(170.7)
Net deferred income tax (liabilities) assets	$(51.8)	$2.9
    We have state NOLs of $57.6 million that expire in various amounts at varying times through 2031. For the years ended December 31, 2020 and 2019, the net increase in our valuation allowance was $7.8 million, and $4.7 million, respectively. The increase in our valuation allowance in 2020 and 2019 related primarily to our expected ability to use related net operating losses prior to their expiration.
As of December 31, 2020, we have a remaining valuation allowance of $46.2 million. This valuation allowance remains recorded due to uncertainties regarding our ability to utilize a portion of our state NOLs and other credits before they expire. The amount of the valuation allowance has been determined for each tax jurisdiction based on the weight of all available evidence including management’s estimates of taxable income for each jurisdiction in which we operate over the periods in which the related deferred tax assets will be recoverable. It is possible we may be required to increase or decrease our valuation allowance at some future time if our forecast of future earnings varies from actual results on a consolidated basis or in the applicable state tax jurisdictions, if the timing of future tax deductions differs from our expectations, or pursuant to changes in state tax laws and rates.
During the third quarter of 2016, we filed a non-automatic tax accounting method change related to billings denied under pre-payment claims reviews conducted by certain of our MACs. In March 2017, the IRS approved our request resulting in establishment of a deferred tax liability and additional cash tax benefits of approximately $51.3 million through December 31, 2017. This amount was reduced to $33.7 million after considering the federal tax rate reduction to 21% provided for in the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included revisions to Internal Revenue Code §451 that might have eliminated a portion of this deferral of revenue for tax purposes. Accordingly, we reversed $23.6 million of our revenue reserves and carrying value of partnerships deferred tax liabilities and recorded a current tax payable for the same

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
amount in the first quarter of 2018. In September 2019, a Treasury Regulation was issued that supported the accounting method change we received calling for continued deferral of denied prepayment claims. As a result, we recorded additional deferred tax liabilities of $22.2 million and a corresponding benefit to our income tax receivable to fully defer taxable income related to pre-payment claim denials as of December 31, 2019. These changes did not have a material impact on our effective tax rate in any period of adjustment and all benefits are expected to reverse as pre-payment claims denials are settled or collected.
As of January 1, 2018, total remaining gross unrecognized tax benefits were $0.3 million, all of which would have affected our effective tax rate if recognized. The amount of unrecognized tax benefits did not change significantly during 2018, 2019 or 2020. Total remaining gross unrecognized tax benefits were $0.9 million, $0.4 million, and $0.2 million as of December 31, 2018, 2019, and 2020, respectively, all of which would have affected our effective tax rate if recognized.
A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows (in millions):

	Gross Unrecognized Income Tax Benefits	Accrued Interest and Penalties
January 1, 2018	$0.3	$—
Gross amount of increases in unrecognized tax benefits related to prior periods	0.8	0.1
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.2)	—
December 31, 2018	0.9	0.1
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.5)	—
December 31, 2019	0.4	0.1
Gross amount of increases in unrecognized tax benefits related to current period	—	0.1
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(0.2)	(0.2)
December 31, 2020	$0.2	$—
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest recorded as part of our income tax provision during 2020, 2019, and 2018 was not material. Accrued interest income related to income taxes as of December 31, 2020 and 2019 was not material.
In December 2016, we signed an agreement with the IRS to participate in their Compliance Assurance Process (“CAP”) for the 2017 tax year. CAP is a program in which we and the IRS endeavor to agree on the treatment of significant tax positions prior to the filing of our federal income tax returns. We renewed this agreement in January 2018 for the 2018 tax year, in December 2018 for the 2019 tax year, and in February 2020 for the 2020 tax year. As a result of these agreements, the IRS is currently examining the 2019 and 2020 tax years. In July 2020, the IRS issued a no-change letter effectively closing our 2018 tax year audit. The statute of limitations has expired or we have settled federal income tax examinations with the IRS for all tax years through 2018. Our state income tax returns are also periodically examined by various regulatory taxing authorities. We are not currently under audit by any states.
For the tax years that remain open under the applicable statutes of limitations, amounts related to unrecognized tax benefits have been considered by management in its estimate of our potential net recovery of prior years’ income taxes. Based on discussions with taxing authorities, we anticipate $0.2 million of our unrecognized tax benefits will be released within the next 12 months.

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
17.Earnings per Common Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2020	2019	2018
Basic:
Numerator:
Income from continuing operations	$368.8	$446.4	$374.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(84.6)	(87.1)	(83.1)
Less: Income allocated to participating securities	(1.0)	(1.3)	(0.9)
Income from continuing operations attributable to Encompass Health common shareholders	283.2	358.0	290.3
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.6)	1.1
Net income attributable to Encompass Health common shareholders	$283.2	$357.4	$291.4
Denominator:
Basic weighted average common shares outstanding	98.6	98.0	97.9
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.87	$3.66	$2.97
Discontinued operations	—	(0.01)	0.01
Net income	$2.87	$3.65	$2.98

Diluted:
Numerator:
Income from continuing operations	$368.8	$446.4	$374.3
Less: Net income attributable to noncontrolling interests included in continuing operations	(84.6)	(87.1)	(83.1)
Income from continuing operations attributable to Encompass Health common shareholders	284.2	359.3	291.2
(Loss) income from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.6)	1.1
Net income attributable to Encompass Health common shareholders	$284.2	$358.7	$292.3
Denominator:
Diluted weighted average common shares outstanding	99.8	99.4	99.8
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$2.85	$3.62	$2.92
Discontinued operations	—	(0.01)	0.01
Net income	$2.85	$3.61	$2.93

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding	98.6	98.0	97.9
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.4	1.9
Diluted weighted average common shares outstanding	99.8	99.4	99.8
Options to purchase approximately 0.2 million and 0.1 million shares of common stock were outstanding as of December 31, 2020 and 2019, respectively, but were not included in the computation of diluted weighted-average shares because to do so would have been antidilutive. There were no antidilutive options to purchase shares of common stock outstanding as of December 31, 2018.
In February 2014, our board of directors approved an increase in our common stock repurchase authorization from $200 million to $250 million. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. On July 24, 2018, the Company's board approved resetting the aggregate common stock repurchase authorization to $250 million. During 2020 and 2019, we repurchased 0.1 million and 0.8 million shares of our common stock in the open market for $6.1 million and $45.9 million, respectively. There were no repurchases of our common stock during 2018.
In July 2017, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.25 per share. The cash dividend of $0.25 per common share was declared and paid in each quarter through July 2018. In July 2018, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.27 per share. The cash dividend of $0.27 per common share was declared and paid in each quarter through July 2019. In July 2019, our board of directors approved an increase in our quarterly dividend and declared a cash dividend of $0.28 per share. The cash dividend of $0.28 per common share was declared and paid in each quarter through January 2021. Future dividend payments are subject to declaration by our board of directors.
18.Contingencies and Other Commitments:
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
Other Commitments—
We are a party to service and other contracts in connection with conducting our business. Minimum amounts due under these agreements are $55.8 million in 2021, $25.0 million in 2022, $17.8 million in 2023, $12.1 million in 2024, $5.8 million in 2025, and $9.4 million thereafter. These contracts primarily relate to software licensing and support.
19. Segment Reporting:
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of December 31, 2020, we operate 137 inpatient rehabilitation hospitals. We are the sole owner of 87 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 50 jointly owned hospitals. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of December 31, 2020, we provide home health services in 241 locations and hospice services in 82 locations across 31 states with a concentration in the southern half of the United States. In addition, one of these home health agencies operates as a joint venture which we account for using the equity

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
method of accounting. We are the sole owner of 317 of these locations. We retain 50.0% to 81.0% ownership in the remaining six jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
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
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation			Home Health and Hospice
	For the Year Ended December 31,			For the Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Net operating revenues	$3,566.2	$3,513.0	$3,346.2	$1,078.2	$1,092.0	$931.1
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	1,903.8	1,813.1	1,701.5	—	—	—
Other operating expenses	534.7	521.9	502.3	—	—	—
Supplies	171.0	147.0	140.6	—	—	—
Occupancy costs	61.4	64.8	63.8	—	—	—
Home health and hospice:
Cost of services sold (excluding depreciation and amortization)	—	—	—	511.3	506.2	438.4
Support and overhead costs	—	—	—	402.8	381.7	323.5
	2,670.9	2,546.8	2,408.2	914.1	887.9	761.9
Other income	(8.0)	(10.5)	(3.6)	—	—	(0.5)
Equity in net income of nonconsolidated affiliates	(3.0)	(5.5)	(7.5)	(0.5)	(1.2)	(1.2)
Noncontrolling interests	83.3	82.6	77.2	1.3	9.5	8.5
Segment Adjusted EBITDA	$823.0	$899.6	$871.9	$163.3	$195.8	$162.4

Capital expenditures	$404.6	$391.4	$264.6	$3.6	$12.7	$11.6

	Inpatient Rehabilitation	Home Health and Hospice	Encompass Health Consolidated
As of December 31, 2020
Total assets	$4,834.7	$1,611.2	$6,445.9
Investments in and advances to nonconsolidated affiliates	1.5	4.0	5.5
As of December 31, 2019
Total assets	$4,501.4	$1,612.8	$6,080.7
Investments in and advances to nonconsolidated affiliates	2.0	5.4	7.4

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
    Segment reconciliations (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Total Segment Adjusted EBITDA	$986.3	$1,095.4	$1,034.3
General and administrative expenses	(155.5)	(247.0)	(220.2)
Depreciation and amortization	(243.0)	(218.7)	(199.7)
Loss on disposal or impairment of assets	(11.6)	(11.1)	(5.7)
Government, class action, and related settlements	(2.8)	—	(52.0)
Loss on early extinguishment of debt	(2.3)	(7.7)	—
Interest expense and amortization of debt discounts and fees	(184.2)	(159.7)	(147.3)
Net income attributable to noncontrolling interests	84.6	87.1	83.1
SARs mark-to-market impact on noncontrolling interests	—	5.0	2.6
Change in fair market value of equity securities	0.4	0.8	(1.9)
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	2.2	19.2	—
Payroll taxes on SARs exercise	(1.5)	(1.0)	—
Income from continuing operations before income tax expense	$472.6	$562.3	$493.2

	As of December 31, 2020	As of December 31, 2019
Total assets for reportable segments	$6,445.9	$6,114.2
Reclassification of noncurrent deferred income tax liabilities to net noncurrent deferred income tax assets	—	(33.5)
Total consolidated assets	$6,445.9	$6,080.7
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Inpatient rehabilitation:
Inpatient	$3,496.1	$3,423.5	$3,247.9
Outpatient and other	70.1	89.5	98.3
Total inpatient rehabilitation	3,566.2	3,513.0	3,346.2
Home health and hospice:
Home health	877.6	918.0	814.6
Hospice	200.6	174.0	116.5
Total home health and hospice	1,078.2	1,092.0	931.1
Total net operating revenues	$4,644.4	$4,605.0	$4,277.3

Table of Contents	Encompass Health Corporation and Subsidiaries Notes to Consolidated Financial Statements
20.Quarterly Data (Unaudited):

	2020
	First	Second	Third	Fourth	Total
	(In Millions, Except Per Share Data)
Net operating revenues	$1,182.0	$1,074.1	$1,173.9	$1,214.4	$4,644.4
Operating earnings (a)	159.3	85.2	151.1	168.3	563.9
Provision for income tax expense	27.1	11.8	26.9	38.0	103.8
Income from continuing operations	108.8	48.2	100.1	111.7	368.8
(Loss) income from discontinued operations, net of tax	(0.1)	0.1	—	—	—
Net income	108.7	48.3	100.1	111.7	368.8
Less: Net income attributable to noncontrolling interests	(21.7)	(14.8)	(22.4)	(25.7)	(84.6)
Net income attributable to Encompass Health	$87.0	$33.5	$77.7	$86.0	$284.2
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.88	$0.34	$0.78	$0.87	$2.87
Discontinued operations	—	—	—	—	—
Net income	$0.88	$0.34	$0.78	$0.87	$2.87
Diluted earnings per share attributable to Encompass Health common shareholders: (b)
Continuing operations	$0.87	$0.34	$0.78	$0.86	$2.85
Discontinued operations	—	—	—	—	—
Net income	$0.87	$0.34	$0.78	$0.86	$2.85
(a)We define operating earnings as income from continuing operations attributable to Encompass Health before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense.
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
(a)We define operating earnings as income from continuing operations attributable to Encompass Health before (1) loss on early extinguishment of debt; (2) interest expense and amortization of debt discounts and fees; (3) other income; and (4) income tax expense.
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

4.1.7
Sixth Supplemental Indenture, dated as of August 7, 2015, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to Encompass Health’s Current Report on Form 8-K filed on August 12, 2015).

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

4.1.11
Tenth Supplemental Indenture, dated as of October 5, 2020, among Encompass Health Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, relating to the 4.625% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Encompass Health’s Current Report on Form 8-K filed on October 5, 2020).

4.2
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (Common Stock)(incorporated by reference to Exhibit 4.2 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).

10.1.1	Encompass Health Corporation Amended and Restated 2004 Director Incentive Plan (incorporated by reference to Exhibit 10.12.1 to Encompass Health’s Annual Report on Form 10-K filed on March 29, 2006).+

10.1.2
Form of Restricted Stock Unit Agreement (Amended and Restated 2004 Director Incentive Plan)(incorporated by reference to Exhibit 10.12.2 to Encompass Health’s Annual Report on Form 10-K filed on March 29, 2006).+

10.2
Form of Indemnity Agreement entered into between Encompass Health Corporation and the directors of Encompass Health (incorporated by reference to Exhibit 10.31 to Encompass Health’s Annual Report on Form 10-K filed on June 27, 2005).+

10.3
Encompass Health Corporation Fifth Amended and Restated Change in Control Benefits Plan (incorporated by reference to Exhibit 10.1 to Encompass Health’s Quarterly Report on Form 10-Q filed on November 2, 2020).+

10.4
Description of the Encompass Health Corporation Senior Management Compensation Recoupment Policy (incorporated by reference to Item 5, “Other Matters,” in Encompass Health’s Quarterly Report on Form 10-Q filed on November 4, 2009).+

10.5
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2020).+

10.6.6
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on March 27, 2020).+

10.7
Encompass Health Corporation Fifth Amended and Restated Executive Severance Plan (incorporated by reference to Exhibit 10.2 to Encompass Health’s Quarterly Report on Form 10-Q filed on October 31, 2018).+

10.8	Encompass Health Corporation Nonqualified 401(k) Plan (incorporated by reference to Exhibit 4.2 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

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

10.13.1
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

10.13.2
First Amendment to Fifth Amended and Restated Credit Agreement, dated April 24, 2020, by and among Encompass Health Corporation, certain of its subsidiaries, and Barclays Bank PLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2020).

10.14
Homecare Homebase, L.L.C. Restated Client Service and License Agreement, dated December 31, 2014, by and between Homecare Homebase, L.L.C. and EHHI Holdings, Inc. (incorporated by reference to Exhibit 10.19 to Encompass Health’s Annual Report on Form 10-K filed on March 2, 2015).*

10.15
Second Amended and Restated Senior Management Agreement, dated as of October 7, 2019, by and among EHHI Holdings, Inc., April Anthony, and Encompass Health Corporation (incorporated by reference to Exhibit 4.2 to Encompass Health's Annual Report on Form 10-K filed on February 27, 2020).+

21.1	Subsidiaries of Encompass Health Corporation.

22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included as part of signature page).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+     Management contract or compensatory plan or arrangement.
*     Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The nonpublic information has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.