Form 10-Q
period 2021-03-31
Encompass Health Corp
filed 2021-05-04
CIK 785161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
 ______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The registrant had 99,542,410 shares of common stock outstanding, net of treasury shares, as of April 22, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to, among other things, future events, the spread and impact of the COVID-19 pandemic, changes to Medicare reimbursement and other healthcare laws and regulations from time to time, our business strategy, our dividend and stock repurchase strategies, our financial plans, our growth plans, our future financial performance, our projected business results, or our projected capital expenditures. In some cases, the reader can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “targets,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements are necessarily estimates based upon current information and involve a number of risks and uncertainties, many of which are beyond our control. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, the factors described below could cause, and in the case of the COVID-19 pandemic has already caused, actual results to differ materially from those estimated by us.
•Each of the factors discussed in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as uncertainties and factors, if any, discussed elsewhere in this Form 10-Q, including in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our other filings from time to time with the SEC, or in materials incorporated therein by reference;
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
•Our inability to maintain infectious disease prevention and control efforts that are required and effectively minimize the spread of COVID-19 among patients and employees could decrease our patient volumes and revenues, lead to staffing shortages or otherwise interrupt operations, or lead to increased litigation risk.
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
•The use by governmental agencies and contractors of statistical sampling and extrapolation may substantially expand claims of overpayment or noncompliance.

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

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements (Unaudited)
Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Millions, Except Per Share Data)
Net operating revenues	$1,230.4	$1,182.0
Operating expenses:
Salaries and benefits	687.2	679.1
Other operating expenses	162.3	159.6
Occupancy costs	20.2	20.2
Supplies	51.9	45.7
General and administrative expenses	38.6	35.6
Depreciation and amortization	62.5	58.8
Government, class action, and related settlements	—	2.8
Total operating expenses	1,022.7	1,001.8
Interest expense and amortization of debt discounts and fees	42.8	43.2
Other (income) expense	(1.4)	1.9
Equity in net income of nonconsolidated affiliates	(1.0)	(0.8)
Income from continuing operations before income tax expense	167.3	135.9
Provision for income tax expense	34.5	27.1
Income from continuing operations	132.8	108.8
Loss from discontinued operations, net of tax	—	(0.1)
Net and comprehensive income	132.8	108.7
Less: Net and comprehensive income attributable to noncontrolling interests	(25.5)	(21.7)
Net and comprehensive income attributable to Encompass Health	$107.3	$87.0

Weighted average common shares outstanding:
Basic	99.0	98.2
Diluted	100.2	99.6
Earnings per common share:
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.08	$0.88
Discontinued operations	—	—
Net income	$1.08	$0.88
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.07	$0.87
Discontinued operations	—	—
Net income	$1.07	$0.87

Amounts attributable to Encompass Health common shareholders:
Income from continuing operations	$107.3	$87.1
Loss from discontinued operations, net of tax	—	(0.1)
Net income attributable to Encompass Health	$107.3	$87.0
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020
	(In Millions)
Assets
Current assets:
Cash and cash equivalents	$223.9	$224.0
Restricted cash	62.2	65.4
Accounts receivable	633.6	572.8
Other current assets	81.4	86.4
Total current assets	1,001.1	948.6
Property and equipment, net	2,280.5	2,206.6
Operating lease right-of-use assets	248.3	245.7
Goodwill	2,318.7	2,318.7
Intangible assets, net	419.2	431.3
Other long-term assets	274.4	295.0
Total assets(1)	$6,542.2	$6,445.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$137.2	$38.3
Current operating lease liabilities	44.2	44.8
Accounts payable	122.8	115.0
Accrued expenses and other current liabilities	508.0	519.2
Total current liabilities	812.2	717.3
Long-term debt, net of current portion	3,160.0	3,250.6
Long-term operating lease liabilities	214.2	209.6
Deferred income tax liabilities	60.6	51.8
Other long-term liabilities	220.5	215.0
	4,467.5	4,444.3
Commitments and contingencies
Redeemable noncontrolling interests	31.7	31.6
Shareholders’ equity:
Encompass Health shareholders’ equity	1,655.1	1,588.0
Noncontrolling interests	387.9	382.0
Total shareholders’ equity	2,043.0	1,970.0
Total liabilities(1) and shareholders’ equity	$6,542.2	$6,445.9
(1)Our consolidated assets as of March 31, 2021 and December 31, 2020 include total assets of variable interest entities of $219.2 million and $221.2 million, respectively, which cannot be used by us to settle the obligations of other entities. Our consolidated liabilities as of March 31, 2021 and December 31, 2020 include total liabilities of the variable interest entities of $44.6 million and $46.8 million, respectively. See Note 3, Variable Interest Entities.
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2021
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	99.4	$1.1	$2,326.6	$(242.3)	$(497.4)	$382.0	$1,970.0
Net income	—	—	—	107.3	—	23.1	130.4
Receipt of treasury stock	(0.2)	—	—	—	(15.6)	—	(15.6)
Dividends declared ($0.28 per share)	—	—	(27.8)	—	—	—	(27.8)
Stock-based compensation	—	—	2.8	—	—	—	2.8
Distributions declared	—	—	—	—	—	(22.4)	(22.4)
Capital contributions from consolidated affiliates	—	—	—	—	—	5.8	5.8
Other	0.4	—	1.1	—	(0.7)	(0.6)	(0.2)
Balance at end of period	99.6	$1.1	$2,302.7	$(135.0)	$(513.7)	$387.9	$2,043.0

	Three Months Ended March 31, 2020
	(In Millions)
	Encompass Health Common Shareholders
	Number of Common Shares Outstanding	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Noncontrolling Interests	Total
Balance at beginning of period	98.6	$1.1	$2,369.9	$(526.5)	$(492.3)	$340.9	$1,693.1
Net income	—	—	—	87.0	—	19.7	106.7
Receipt of treasury stock	(0.2)	—	—	—	(15.6)	—	(15.6)
Dividends declared ($0.28 per share)	—	—	(27.9)	—	—	—	(27.9)
Exchange of Holdings shares	0.6	—	27.1	—	19.2	—	46.3
Stock-based compensation	—	—	7.1	—	—	—	7.1
Distributions declared	—	—	—	—	—	(15.5)	(15.5)
Capital contributions from consolidated affiliates	—	—	—	—	—	5.8	5.8
Repurchases of common stock in open market	(0.1)	—	—	—	(4.9)	—	(4.9)
Other	0.5	—	—	—	(0.3)	2.4	2.1
Balance at end of period	99.4	$1.1	$2,376.2	$(439.5)	$(493.9)	$353.3	$1,797.2
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In Millions)
Cash flows from operating activities:
Net income	$132.8	$108.7
Loss from discontinued operations, net of tax	—	0.1
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	62.5	58.8
Stock-based compensation	2.8	7.1
Deferred tax expense	8.7	1.4
Other, net	2.0	7.7
Change in assets and liabilities, net of acquisitions—
Accounts receivable	(55.1)	(36.6)
Other assets	1.3	15.8
Accrued payroll	5.7	(24.0)
Other liabilities	(2.2)	(109.6)
Net cash used in operating activities of discontinued operations	—	(0.1)
Total adjustments	25.7	(79.5)
Net cash provided by operating activities	158.5	29.3
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(1.1)
Purchases of property and equipment	(98.8)	(83.5)
Other, net	3.2	1.6
Net cash used in investing activities	(95.6)	(83.0)
Cash flows from financing activities:
Borrowings on revolving credit facility	—	330.0
Payments on revolving credit facility	—	(25.0)
Taxes paid on behalf of employees for shares withheld	(15.6)	(15.6)
Dividends paid on common stock	(29.1)	(29.0)
Distributions paid to noncontrolling interests of consolidated affiliates	(27.8)	(19.1)
Purchase of equity interests in consolidated affiliates	—	(162.3)
Other, net	(5.0)	(7.9)
Net cash (used in) provided by financing activities	(77.5)	71.1
(Decrease) increase in cash, cash equivalents, and restricted cash	(14.6)	17.4
Cash, cash equivalents, and restricted cash at beginning of period	310.9	159.6
Cash, cash equivalents, and restricted cash at end of period	$296.3	$177.0

Reconciliation of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents at beginning of period	$224.0	$94.8
Restricted cash at beginning of period	65.4	57.4
Restricted cash included in other long-term assets at beginning of period	21.5	7.4
Cash, cash equivalents, and restricted cash at beginning of period	$310.9	$159.6

Cash and cash equivalents at end of period	$223.9	$104.9
Restricted cash at end of period	62.2	56.7
Restricted cash included in other long-term assets at end of period	10.2	15.4
Cash, cash equivalents, and restricted cash at end of period	$296.3	$177.0
The accompanying notes to condensed consolidated financial statements are an integral part of these condensed statements.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.Basis of Presentation
Encompass Health Corporation, incorporated in Delaware in 1984, including its subsidiaries, is a leading provider of post-acute healthcare services, offering both facility-based and home-based patient services in 39 states and Puerto Rico through its network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. We manage our operations and disclose financial information using two reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. See also Note 11, Segment Reporting.
The accompanying unaudited condensed consolidated financial statements of Encompass Health Corporation and Subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes contained in Encompass Health’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 26, 2021 (the “2020 Form 10‑K”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim financial information. Certain information and note disclosures included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted in these interim statements, as allowed by such SEC rules and regulations. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements, but it does not include all disclosures required by GAAP. However, we believe the disclosures are adequate to make the information presented not misleading.
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
Net Operating Revenues—
Our Net operating revenues disaggregated by payor source and segment are as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice		Consolidated
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Medicare	$614.5	$641.9	$223.9	$226.2	$838.4	$868.1
Medicare Advantage	158.4	111.5	28.0	29.4	186.4	140.9
Managed care	112.2	90.2	14.3	12.1	126.5	102.3
Medicaid	39.0	30.7	3.8	4.2	42.8	34.9
Other third-party payors	12.1	11.0	—	—	12.1	11.0
Workers’ compensation	5.7	6.9	0.1	0.3	5.8	7.2
Patients	4.9	5.5	0.2	0.4	5.1	5.9
Other income	13.1	11.5	0.2	0.2	13.3	11.7
Total	$959.9	$909.2	$270.5	$272.8	$1,230.4	$1,182.0
    See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the
2020 Form 10-K for our policy related to Net operating revenues.
Recently Adopted Accounting Pronouncements—
    In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The standard removes certain exceptions to the general principles of ASC 740 and simplifies other areas such as accounting for outside basis differences of equity method investments. Either prospective or retrospective transition of this standard is dependent upon the specific amendments. The new guidance was effective for us beginning January 1, 2021. The adoption of this guidance did not have a material impact to our condensed consolidated financial statements.
We do not believe any other recently issued, but not yet effective, accounting standards will have a material effect on our condensed consolidated financial position, results of operations, or cash flows.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
2.Business Combinations
Home Health and Hospice
In April 2021, we announced we entered into a definitive agreement to purchase the home health and hospice assets of Frontier Home Health and Hospice in Alaska, Colorado, Montana, Washington, and Wyoming for a cash purchase price of $95 million. At closing, 9 home health and 11 hospice locations will become part of our national network of home health and hospice locations. This transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the second quarter of 2021. We expect to fund this transaction with cash on hand and borrowings under our revolving credit facility.
3.Variable Interest Entities
As of March 31, 2021 and December 31, 2020, we consolidated nine limited partnership-like entities that are variable interest entities (“VIEs”) and of which we are the primary beneficiary. Our ownership percentages in these entities range from 50.0% to 75.0% as of March 31, 2021. Through partnership and management agreements with or governing each of these entities, we manage all of these entities and handle all day-to-day operating decisions. Accordingly, we have the decision making power over the activities that most significantly impact the economic performance of our VIEs and an obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. These decisions and significant activities include, but are not limited to, marketing efforts, oversight of patient admissions, medical training, nurse and therapist scheduling, provision of healthcare services, billing, collections, and creation and maintenance of medical records. The terms of the agreements governing each of our VIEs prohibit us from using the assets of each VIE to satisfy the obligations of other entities.
    The carrying amounts and classifications of the consolidated VIEs’ assets and liabilities, which are included in our condensed consolidated balance sheet, are as follows (in millions):

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$0.5	$0.1
Accounts receivable	33.7	33.1
Other current assets	8.5	8.6
Total current assets	42.7	41.8
Property and equipment, net	118.7	121.1
Operating lease right-of-use assets	4.4	4.7
Goodwill	19.2	19.2
Intangible assets, net	3.1	3.3
Other long-term assets	31.1	31.1
Total assets	$219.2	$221.2
Liabilities
Current liabilities:
Current portion of long-term debt	$0.9	$0.9
Current operating lease liabilities	1.5	1.5
Accounts payable	5.9	6.1
Accrued expenses and other current liabilities	21.7	23.0
Total current liabilities	30.0	31.5
Long-term debt, net of current portion	9.4	9.6
Long-term operating lease liabilities	2.9	3.3
Other long-term liabilities	2.3	2.4
Total liabilities	$44.6	$46.8

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
4.Long-term Debt
Our long-term debt outstanding consists of the following (in millions):

	March 31, 2021	December 31, 2020
Credit Agreement—
Term loan facilities	$248.3	$251.6
Bonds payable—
5.125% Senior Notes due 2023	298.3	298.1
5.75% Senior Notes due 2025	346.5	346.3
4.50% Senior Notes due 2028	785.5	785.0
4.75% Senior Notes due 2030	783.5	783.2
4.625% Senior Notes due 2031	393.3	393.2
Other notes payable	39.7	39.8
Finance lease obligations	402.1	391.7
	3,297.2	3,288.9
Less: Current portion	(137.2)	(38.3)
Long-term debt, net of current portion	$3,160.0	$3,250.6
In March 2021, we issued notice for redemption of $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”). We completed this redemption on April 5, 2021 using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we have classified approximately $100 million of the 2023 Notes as current in our accompanying March 31, 2021 condensed consolidated balance sheet, and we expect to record an approximate $0.6 million loss on early extinguishment of debt in the second quarter of 2021.
5.Redeemable Noncontrolling Interests
The following is a summary of the activity related to our Redeemable noncontrolling interests (in millions):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$31.6	$239.6
Net income attributable to noncontrolling interests	2.4	2.0
Distributions declared	(2.3)	(2.1)
Contribution to joint venture	—	3.1
Purchase of redeemable noncontrolling interests	—	(162.3)
Exchange transaction	—	(46.3)
Balance at end of period	$31.7	$34.0
The following table reconciles the net income attributable to nonredeemable Noncontrolling interests, as recorded in the shareholders’ equity section of the condensed consolidated balance sheets, and the net income attributable to Redeemable noncontrolling interests, as recorded in the mezzanine section of the condensed consolidated balance sheets, to the Net and comprehensive income attributable to noncontrolling interests presented in the condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31,
	2021	2020
Net income attributable to nonredeemable noncontrolling interests	$23.1	$19.7
Net income attributable to redeemable noncontrolling interests	2.4	2.0
Net income attributable to noncontrolling interests	$25.5	$21.7

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
On December 31, 2014, we acquired 83.3% of our home health and hospice business when we purchased EHHI Holdings, Inc. (“EHHI”). In the acquisition, we acquired all of the issued and outstanding equity interests of EHHI, other than equity interests contributed to Encompass Health Home Health Holdings, Inc. (“Holdings”), a subsidiary of Encompass Health and an indirect parent of EHHI, by certain sellers in exchange for shares of common stock of Holdings. Those sellers were members of EHHI management, and they contributed a portion of their shares of common stock of EHHI, valued at approximately $64 million on the acquisition date, in exchange for approximately 16.7% of the outstanding shares of common stock of Holdings. At any time after December 31, 2017, each management investor had the right (but not the obligation) to have his or her shares of Holdings stock repurchased by Encompass Health for a cash purchase price per share equal to the fair value. In January 2020, we received exercise notices, representing approximately 4.3% of the outstanding shares of the common stock of Holdings. On February 18, 2020, Encompass Health settled the acquisition of those shares upon payment of approximately $162 million in cash. Upon settlement of these exercises, approximately $46 million of the shares of Holdings held by two management investors remained outstanding.
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
See also Note 6, Fair Value Measurements.
6.Fair Value Measurements
Our financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
As of March 31, 2021	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation Technique (1)
Other long-term assets:
Equity securities	$73.1	$—	$73.1	$—	M
Redeemable noncontrolling interests	31.7	—	—	31.7	I
As of December 31, 2020
Other long-term assets:
Equity securities	$72.6	$—	$72.6	$—	M
Redeemable noncontrolling interests	31.6	—	—	31.6	I
(1) The three valuation techniques are: market approach (M), cost approach (C), and income approach (I).
There are assets and liabilities that are not required to be measured at fair value on a recurring basis. However, these assets may be recorded at fair value as a result of impairment charges or other adjustments made to the carrying value of the applicable assets. During the three months ended March 31, 2021 and March 31, 2020, we did not record any material gains or losses related to these assets.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
As discussed in Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2020 Form 10‑K, the carrying value equals fair value for our financial instruments that are not included in the table below and are classified as current in our condensed consolidated balance sheets. The carrying amounts and estimated fair values for all of our other financial instruments are presented in the following table (in millions):

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt:
Term loan facilities	$248.3	$249.8	$251.6	$253.1
5.125% Senior Notes due 2023	298.3	300.8	298.1	302.6
5.75% Senior Notes due 2025	346.5	361.6	346.3	361.4
4.50% Senior Notes due 2028	785.5	820.2	785.0	840.0
4.75% Senior Notes due 2030	783.5	824.0	783.2	856.0
4.625% Senior Notes due 2031	393.3	415.0	393.2	424.9
Other notes payable	39.7	39.7	39.8	39.8
Financial commitments:
Letters of credit	—	37.7	—	36.7
Fair values for our long-term debt and financial commitments are determined using inputs, including quoted prices in nonactive markets, that are observable either directly or indirectly, or Level 2 inputs within the fair value hierarchy. See Note 1, Summary of Significant Accounting Policies, “Fair Value Measurements,” to the consolidated financial statements accompanying the 2020 Form 10‑K.
7.Share-Based Payments
During the three months ended March 31, 2021, we issued a total of 0.5 million restricted stock awards to members of our management team and our board of directors. Approximately 0.2 million of these awards contain only a service condition, while the remainder contain both a service and a performance condition. For the awards that include a performance condition, the number of shares that will ultimately be granted to employees may vary based on the Company’s performance during the applicable two year performance measurement period. Additionally, we granted 0.1 million stock options to members of our management team. The fair value of these awards and options was determined using the policies described in Note 1, Summary of Significant Accounting Policies, and Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2020 Form 10‑K.
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
For additional information, see Note 14, Share-Based Payments, to the consolidated financial statements accompanying the 2020 Form 10‑K.
8.Income Taxes
Our Provision for income tax expense of $34.5 million and $27.1 million for the three months ended March 31, 2021 and 2020, respectively, primarily resulted from the application of our estimated effective blended federal and state income tax rate offset by tax benefits resulting from share-based compensation windfalls.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
9.Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic:
Numerator:
Income from continuing operations	$132.8	$108.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.5)	(21.7)
Less: Income allocated to participating securities	(0.5)	(0.3)
Income from continuing operations attributable to Encompass Health common shareholders	106.8	86.8
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.1)
Net income attributable to Encompass Health common shareholders	$106.8	$86.7
Denominator:
Basic weighted average common shares outstanding	99.0	98.2
Basic earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.08	$0.88
Discontinued operations	—	—
Net income	$1.08	$0.88

Diluted:
Numerator:
Income from continuing operations	$132.8	$108.8
Less: Net income attributable to noncontrolling interests included in continuing operations	(25.5)	(21.7)
Income from continuing operations attributable to Encompass Health common shareholders	107.3	87.1
Loss from discontinued operations, net of tax, attributable to Encompass Health common shareholders	—	(0.1)
Net income attributable to Encompass Health common shareholders	$107.3	$87.0
Denominator:
Diluted weighted average common shares outstanding	100.2	99.6
Diluted earnings per share attributable to Encompass Health common shareholders:
Continuing operations	$1.07	$0.87
Discontinued operations	—	—
Net income	$1.07	$0.87
The following table sets forth the reconciliation between basic weighted average common shares outstanding and diluted weighted average common shares outstanding (in millions):

	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	99.0	98.2
Restricted stock awards, dilutive stock options, and restricted stock units	1.2	1.4
Diluted weighted average common shares outstanding	100.2	99.6
See Note 17, Earnings per Common Share, to the consolidated financial statements accompanying the 2020 Form 10‑K for additional information related to our common stock.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
This case was stayed in the circuit court on August 8, 2005. However, the complaint has been amended from time to time, including to request certification as a class action. Additionally, one of the former officers named as a defendant has repeatedly attempted to remove the case to federal district court. We filed our latest motion to remand the case back to state court on January 10, 2013. On September 27, 2013, the federal court remanded the case back to state court. On December 10, 2014, we filed a motion to dismiss on the grounds the plaintiffs lacked standing because their claims were derivative in nature, and the claims were time-barred by the statute of limitations. On May 26, 2016, the trial court granted our motion to dismiss. On appeal, the Supreme Court of Alabama reversed the trial court’s dismissal on March 23, 2018. On April 6, 2018, we filed an application for rehearing with the Alabama Supreme Court. On March 22, 2019, the Alabama Supreme Court denied our application for rehearing and remanded the case to the trial court for further proceedings. The court has not yet set a date for the trial to begin. On March 2, 2020, we filed a motion for summary judgment, which the trial court denied on June 17, 2020. On March 12, 2021 the Alabama Supreme Court directed the trial court to vacate its order that served as the basis for the denial of our motion for summary judgement. On April 7, 2021, we filed a renewed motion for summary judgment, the hearing for which has been scheduled on May 13, 2021.
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
It is our obligation as a participant in Medicare and other federal healthcare programs to routinely conduct audits and reviews of the accuracy of our billing systems and other regulatory compliance matters. As a result of these reviews, we have made, and will continue to make, disclosures to the United States Department of Health and Human Services Office of Inspector General and the Centers for Medicare & Medicaid Services relating to amounts we suspect represent over-payments from these programs, whether due to inaccurate billing or otherwise. Some of these disclosures have resulted in, or may result in, Encompass Health refunding amounts to Medicare or other federal healthcare programs.

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
11.Segment Reporting
Our internal financial reporting and management structure is focused on the major types of services provided by Encompass Health. We manage our operations using two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. These reportable operating segments are consistent with information used by our chief executive officer, who is our chief operating decision maker, to assess performance and allocate resources. The following is a brief description of our reportable segments:
•Inpatient Rehabilitation - Our national network of inpatient rehabilitation hospitals stretches across 35 states and Puerto Rico, with a concentration of hospitals in the eastern half of the United States and Texas. As of March 31, 2021, we operate 138 inpatient rehabilitation hospitals. We are the sole owner of 86 of these hospitals. We retain 50.0% to 97.5% ownership in the remaining 52 jointly owned hospitals. In addition, we manage four inpatient rehabilitation units through management contracts. We provide specialized rehabilitative treatment on both an inpatient and outpatient basis. Our inpatient rehabilitation hospitals provide a higher level of rehabilitative care to patients who are recovering from conditions such as stroke and other neurological disorders, cardiac and pulmonary conditions, brain and spinal cord injuries, complex orthopedic conditions, and amputations.
•Home Health and Hospice - As of March 31, 2021, we provide home health services in 241 locations and hospice services in 82 locations across 31 states with concentrations in the southern half of the United States. In addition, one of these home health agencies operates as a joint venture which we account for using the equity method of accounting. We are the sole owner of 317 of these locations. We retain 50.0% to 81.0% ownership in the remaining six jointly owned locations. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. These services include, among others, skilled nursing, physical, occupational, and speech therapy, medical social work, and home health aide services. Our hospice services include in-home services to terminally ill patients and their families to address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support.
    The accounting policies of our reportable segments are the same as those described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2020 Form 10‑K. All revenues for our services are generated through external customers. See Note 1, Basis of Presentation, “Net Operating Revenues,” for the disaggregation of our revenues. No corporate overhead is allocated to either of our reportable segments. Our chief operating decision maker evaluates the performance of our segments and allocates resources to them based on adjusted earnings before interest, taxes, depreciation, and amortization (“Segment Adjusted EBITDA”).

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Selected financial information for our reportable segments is as follows (in millions):

	Inpatient Rehabilitation		Home Health and Hospice
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Net operating revenues	$959.9	$909.2	$270.5	$272.8
Operating expenses:
Inpatient rehabilitation:
Salaries and benefits	501.9	482.3	—	—
Other operating expenses	140.0	134.7	—	—
Supplies	45.2	39.6	—	—
Occupancy costs	15.1	15.3	—	—
Home health and hospice:
Cost of service (excluding depreciation and amortization)	—	—	118.1	130.9
Support and overhead costs	—	—	101.4	100.2
	702.2	671.9	219.5	231.1
Other (income) expense	(1.5)	1.6	—	—
Equity in net income of nonconsolidated affiliates	(0.8)	(0.6)	(0.2)	(0.2)
Noncontrolling interests	25.1	20.8	0.4	0.9
Segment Adjusted EBITDA	$234.9	$215.5	$50.8	$41.0

Capital expenditures	$99.8	$83.3	$0.9	$1.5
Segment reconciliations (in millions):

	Three Months Ended March 31,
	2021	2020
Total Segment Adjusted EBITDA	$285.7	$256.5
General and administrative expenses	(38.6)	(35.6)
Depreciation and amortization	(62.5)	(58.8)
Gain (loss) on disposal or impairment of assets	0.1	(0.1)
Government, class action, and related settlements	—	(2.8)
Interest expense and amortization of debt discounts and fees	(42.8)	(43.2)
Net income attributable to noncontrolling interests	25.5	21.7
Change in fair market value of equity securities	(0.1)	(2.5)
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	2.2
Payroll taxes on SARs exercise	—	(1.5)
Income from continuing operations before income tax expense	$167.3	$135.9
Additional detail regarding the revenues of our operating segments by service line follows (in millions):

Encompass Health Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Three Months Ended March 31,
	2021	2020
Inpatient rehabilitation:
Inpatient	$942.3	$890.0
Outpatient and other	17.6	19.2
Total inpatient rehabilitation	959.9	909.2
Home health and hospice:
Home health	219.9	224.8
Hospice	50.6	48.0
Total home health and hospice	270.5	272.8
Total net operating revenues	$1,230.4	$1,182.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to Encompass Health Corporation and its subsidiaries and should be read in conjunction with our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report. In addition, the following MD&A should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 1, Business, and Item 1A, Risk Factors, included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 26, 2021 (collectively, the “2020 Form 10‑K”).
This MD&A is designed to provide the reader with information that will assist in understanding our condensed consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our condensed consolidated financial statements. See “Cautionary Statements Regarding Forward-Looking Statements” on page ii of this report for a description of important factors that could cause actual results to differ from expected results. See also Item 1A, Risk Factors, of this report and to the 2020 Form 10‑K.
Executive Overview
Our Business
We are a leading provider of post-acute healthcare services, offering both facility-based and home-based patient care through our network of inpatient rehabilitation hospitals, home health agencies, and hospice agencies. As of March 31, 2021, our national footprint includes 39 states and Puerto Rico. As discussed in this Item, “Segment Results of Operations,” we manage our operations in two operating segments which are also our reportable segments: (1) inpatient rehabilitation and (2) home health and hospice. For additional information about our business, see Item 1, Business, of the 2020 Form 10‑K.
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
The onset of the COVID-19 Pandemic (the “pandemic”) in the United States resulted in significant changes to our operating environment. For discussion of the financial and operational impacts we experienced in 2020 as a result of the pandemic, see Item 1, Business, Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” and “Segment Results of Operations” of the 2020 Form 10-K. For discussion of the financial and operational impacts we are experiencing in 2021 as a result of the pandemic, see “Key Challenges” below and the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Inpatient Rehabilitation
We are the nation’s largest owner and operator of inpatient rehabilitation hospitals in terms of patients treated, revenues, and number of hospitals. We provide specialized rehabilitative treatment on predominantly an inpatient basis. We operate hospitals in 35 states and Puerto Rico, with concentrations in the eastern half of the United States and Texas. As of March 31, 2021, we operate 138 inpatient rehabilitation hospitals and manage four inpatient rehabilitation units through management contracts. Our inpatient rehabilitation segment represents approximately 78% of our Net operating revenues for the three months ended March 31, 2021.
Home Health and Hospice
Our home health business is the nation’s fourth largest provider of Medicare-certified skilled home health services in terms of revenues. Our home health services include a comprehensive range of Medicare-certified home nursing services to adult patients in need of care. Our hospice business is the nation’s eighth largest provider of Medicare-certified hospice services in terms of revenues. We provide hospice services to terminally ill patients and their families that address patients’ physical needs, including pain control and symptom management, and to provide emotional and spiritual support. As of March 31, 2021, we provide home health services in 241 locations and provide hospice services in 82 locations across 31 states, with concentrations in the southern half of the United States. In addition, one of these home health agencies operates as a joint venture that we account for using the equity method of accounting. Our home health and hospice segment represents approximately 22% of our Net operating revenues for the three months ended March 31, 2021.

2021 Overview
During the three months ended March 31, 2021, Net operating revenues increased 4.1% over the same period of 2020 due primarily to favorable pricing partially offset by decreased volumes in both segments. See “Results of Operations” and the “Segment Results of Operations” sections of this Item for additional volume and pricing information.
    We have continued our development and expansion efforts in 2021. In our inpatient rehabilitation segment we:
•began operating our new 40-bed inpatient rehabilitation hospital in San Angelo, Texas with our joint venture partner Shannon Health in March 2021;
•continued our capacity expansions by adding 15 new beds to existing hospitals; and
•announced or continued the development of the following hospitals:

	Number of New Beds
	2021	2022	2023
De novos:
Cumming, Georgia	50	—	—
North Tampa, Florida*	50	—	—
Stockbridge, Georgia	50	—	—
Greenville, South Carolina	40	—	—
Pensacola, Florida	40	—	—
Shreveport, Louisiana	40	—	—
Waco, Texas	40	—	—
Libertyville, Illinois	—	60	—
St. Augustine, Florida	—	40	—
Lakeland, Florida	—	50	—
Clermont, Florida	—	50	—
Naples, Florida	—	50	—
Cape Coral, Florida	—	40	—
Jacksonville, Florida	—	50	—
Bowie, Maryland	—	60	—
Kissimmee, Florida	—	—	50
Prosper, Texas	—	—	40
Fort Mill, South Carolina	—	—	39
Joint ventures:
Knoxville, Tennessee	—	73	—
Shiloh, Illinois	—	40	—
Moline, Illinois	—	40	—
Owasso, Oklahoma	—	40	—
*We began operating this hospital in April 2021.
We also continued our expansion efforts in our home health and hospice segment. In April 2021, we announced we entered into a definitive agreement to purchase the home health and hospice assets of Frontier Home Health and Hospice in Alaska, Colorado, Montana, Washington, and Wyoming for a cash purchase price of $95 million. At closing, 9 home health and 11 hospice locations will become part of our national network of home health and hospice locations. This transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the second quarter of 2021. We expect to fund this transaction with cash on hand and borrowings under our revolving credit facility. In connection with this transaction, we expect to realize an income tax benefit with an estimated present value of approximately $10 million.

We continued our shareholder distributions during the three months ended March 31, 2021 by paying a quarterly cash dividend of $0.28 per share on our common stock in January and April. For additional information see the “Liquidity and Capital Resources” section of this Item.
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
    Although the healthcare industry is currently engaged in addressing the healthcare crisis caused by the pandemic, the industry also faces the prospect of ongoing efforts to transform the healthcare system to coordinated care delivery and payment models. The nature, timing and extent of that transformation remains uncertain, as the development and implementation of new care delivery and payment systems will require significant time and resources. Our short-term goal is to serve our communities and provide the best care possible during the pandemic. Our long-term goal is to position the Company in a prudent manner to be responsive to industry shifts. We have invested in our core business and created an infrastructure that enables us to provide high-quality care on a cost-effective basis. We have been disciplined in creating a capital structure that is flexible with no significant debt maturities prior to 2023. We continue to have a strong, well-capitalized balance sheet, including a substantial portfolio of owned real estate and significant availability under our revolving credit facility. For these and other reasons, we believe we will be able to adapt to changes in reimbursement, sustain our business model, and grow through acquisition and consolidation opportunities as they arise. See also Item 1, Business, “Competitive Strengths” and “Strategy and 2021 Strategic Priorities” of the 2020 Form 10‑K.
Key Challenges
Healthcare is a highly-regulated industry facing many well-publicized regulatory and reimbursement challenges. The Medicare reimbursement systems for both inpatient rehabilitation and home health have recently undergone significant changes. The future of many aspects of healthcare regulation remains uncertain. Successful healthcare providers are those able to adapt to changes in the regulatory and operating environments, build strategic relationships, and consistently provide high-quality, cost-effective care. We believe we have the necessary capabilities — change agility, strategic relationships, quality of patient outcomes, cost effectiveness, and ability to capitalize on growth opportunities — to adapt to and succeed in a dynamic, highly regulated industry, and we have a proven track record of doing so. For a detailed discussion of the challenges we face, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges” of the 2020 Form 10‑K.
As we continue to execute our business plan, the following are some of the challenges we face.
•Operating in a Highly Regulated Industry. We are required to comply with extensive and complex laws and regulations at the federal, state, and local government levels. More specifically, because Medicare comprises a significant portion of our Net operating revenues, failure to comply with the laws and regulations governing the Medicare program and related matters could materially and adversely affect us. These rules and regulations have affected, or could in the future affect, our business activities by having an impact on the reimbursement we receive for services provided or the costs of compliance, mandating new documentation standards, requiring additional licensure or certification, regulating our relationships with physicians and other referral sources, regulating the use of our properties, and limiting our ability to enter new markets or add new capacity to existing hospitals and agencies. Ensuring continuous compliance with extensive laws and regulations is an operating requirement for all healthcare providers. See Item 1, Business, “Regulation,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Executive Overview—Key Challenges,” of the 2020 Form 10‑K for detailed discussions of the most important regulations we face and our programs intended to ensure we comply with those regulations.
•Changes to Our Operating Environment Resulting from the pandemic. In response to the public health emergency associated with the pandemic, Congress and the Centers for Medicare & Medicaid Services (“CMS”) adopted several statutory and regulatory measures intended to provide relief to healthcare providers in order to ensure patients would continue to have adequate access to care. On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), which suspended sequestration under the Budget Control Act of 2011 (the “2011 BCA”) for the period of May 1 through December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “2021 Budget Act”) was enacted into law, which extended the sequestration suspension through March 31, 2021. On April 14, 2021, the sequestration suspension period was extended through December 31, 2021 by the enactment into law of An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes. During the three months ended March 31, 2021, the impact of the sequestration suspension on our inpatient rehabilitation and home health and hospice revenues was $12.5 million and $4.2 million, respectively. For additional discussion, see the “Results of Operations” and “Segment Results of Operations” sections of this Item. The CARES Act, the 2021 Budget Act, and CMS regulatory actions include a number of other provisions affecting our reimbursement and operations in both segments. These provisions are discussed in Item 1, Business, “Sources of Revenue,” Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Results of Operations” of the 2020 Form 10-K.
On August 21, 2020, CMS announced a new “phased-in approach” to the home health Review Choice Demonstration (“RCD”) due to the public health emergency and subsequently announced the delay of the phased-in participation of the RCD in Florida and North Carolina until June 30, 2021. As a result, North Carolina and Florida agencies may submit pre-claim review requests for billing periods beginning August 31, 2020.
•Changes to Our Operating Environment Resulting from Federal Regulatory and Legislative Actions. On April 7, 2021, CMS released its Notice of Proposed Rulemaking for Fiscal Year 2022 for inpatient rehabilitation facilities under the inpatient rehabilitation facility prospective payment system (the “2022 Proposed IRF Rule”). The 2022 Proposed IRF Rule would implement a net 2.2% market basket increase (market basket update of 2.4% reduced by a productivity adjustment of 0.2%) effective for discharges between October 1, 2021 and September 30, 2022. The 2022 Proposed IRF Rule also includes changes that impact our hospital-by-hospital base rate for Medicare reimbursement. Such changes include, but are not limited to, revisions to the wage index and labor-related share values and updates to the case-mix group relative weights and average lengths of stay values. The 2022 Proposed IRF Rule would also add one new quality reporting measure and update the denominator of another measure. Based on our analysis that utilizes, among other things, the acuity of our patients annualized over a six-month period ended March 31, 2021, our experience with outlier payments over this same time frame, and other factors, we believe the 2022 Proposed IRF Rule will result in a net increase to our Medicare payment rates of approximately 2.1% effective October 1, 2021.
As discussed above, the suspension of Medicare sequestration under the 2011 BCA is currently set to end December 31, 2021, which would result in an approximate 2% reduction in Medicare reimbursement otherwise due in 2022. Additional Medicare payment reductions are also possible under the Statutory Pay-As-You-Go Act of 2010 (“Statutory PAYGO”). Statutory PAYGO requires, among other things, that mandatory spending and revenue legislation not increase the federal budget deficit over a 5- or 10-year period. If the Office of Management and Budget (the “OMB”) finds there is a deficit, Statutory PAYGO requires OMB to order sequestration of Medicare. The Congressional Budget Office has estimated that the COVID-19 relief package enacted in March 2021, the American Rescue Plan Act of 2021, would result in a 4% reduction in fiscal year 2022 Medicare spending under Statutory PAYGO unless Congress acts to waive or otherwise avoid this sequestration.
•Maintaining Strong Volume Growth. In addition to the factors described in our 2020 Form 10‑K, we continued to experience decreased volumes in both segments which we believe resulted from a number of conditions related to the pandemic which are expected to continue as discussed in the “Results of Operations” section of this Item.

•Recruiting and Retaining High-Quality Personnel. See Item 1A, Risk Factors, of the 2020 Form 10‑K for a discussion of competition for staffing, shortages of qualified personnel, and other factors that may increase our labor costs. Additionally, our operations have been affected and may in the future be affected by staffing shortages where employees must self-quarantine due to exposure to COVID-19 or where employees are unavailable due to a lack of childcare or care for elderly family.
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
Results of Operations
Payor Mix
We derived consolidated Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2021	2020
Medicare	68.1%	73.4%
Medicare Advantage	15.1%	11.9%
Managed care	10.3%	8.7%
Medicaid	3.5%	3.0%
Other third-party payors	1.0%	0.9%
Workers’ compensation	0.5%	0.6%
Patients	0.4%	0.5%
Other income	1.1%	1.0%
Total	100.0%	100.0%
    Medicare as a percentage of revenue decreased during the three months ended March 31, 2021 as compared to the same period of 2020 primarily due to the pandemic, as discussed below. For additional discussion by segment, see the “Segment Results of Operations” section of this Item.
For additional information regarding our payors, see the “Sources of Revenues” section of Item 1, Business, of the 2020 Form 10‑K.

Our Results
For the three months ended March 31, 2021 and 2020, our consolidated results of operations were as follows:

	Three Months Ended March 31,		Percentage Change
	2021	2020	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues	$1,230.4	$1,182.0	4.1%
Operating expenses:
Salaries and benefits	687.2	679.1	1.2%
Other operating expenses	162.3	159.6	1.7%
Occupancy costs	20.2	20.2	—%
Supplies	51.9	45.7	13.6%
General and administrative expenses	38.6	35.6	8.4%
Depreciation and amortization	62.5	58.8	6.3%
Government, class action, and related settlements	—	2.8	(100.0)%
Total operating expenses	1,022.7	1,001.8	2.1%
Interest expense and amortization of debt discounts and fees	42.8	43.2	(0.9)%
Other (income) expense	(1.4)	1.9	(173.7)%
Equity in net income of nonconsolidated affiliates	(1.0)	(0.8)	25.0%
Income from continuing operations before income tax expense	167.3	135.9	23.1%
Provision for income tax expense	34.5	27.1	27.3%
Income from continuing operations	132.8	108.8	22.1%
Loss from discontinued operations, net of tax	—	(0.1)	(100.0)%
Net income	132.8	108.7	22.2%
Less: Net income attributable to noncontrolling interests	(25.5)	(21.7)	17.5%
Net income attributable to Encompass Health	$107.3	$87.0	23.3%
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Salaries and benefits	55.9%	57.5%
Other operating expenses	13.2%	13.5%
Occupancy costs	1.6%	1.7%
Supplies	4.2%	3.9%
General and administrative expenses	3.1%	3.0%
Depreciation and amortization	5.1%	5.0%
Government, class action, and related settlements	—%	0.2%
Total operating expenses	83.1%	84.8%
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

Net Operating Revenues
Our consolidated Net operating revenues increased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to favorable pricing partially offset by decreased volumes in both segments. Pricing included reimbursement rate increases and the suspension of sequestration for both segments. See additional discussion in the “Segment Results of Operations” section of this Item.
Beginning in mid-March 2020, we experienced decreased volumes in both segments which we believe resulted from a number of conditions related to the pandemic including: lower acute-care hospital censuses due to the deferral of elective surgeries and shelter-in-place orders, restrictive visitation policies in place at acute-care hospitals that severely limit access to patients and caregivers by our clinical rehabilitation liaisons and care transition coordinators, lock down of assisted living facilities, and heightened anxiety among patients and their family members regarding the risk of exposure to COVID-19 during acute-care and post-acute care treatment. Certain of these conditions have continued into 2021 resulting in a year-over-year decrease in volumes in both segments.
Salaries and Benefits
Salaries and benefits increased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to salary increases for our employees and the ramping up of new stores partially offset by the home health and hospice clinician compensation model changes implemented in May 2020 and improved clinician labor management in both segments.
Salaries and benefits as a percent of Net operating revenues decreased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to revenue growth, improved labor management which contributed to lower employees per occupied bed (as defined in “Segment Results” of this Item), and the clinician compensation model changes discussed above. See additional discussion in the “Segment Results of Operations” section of this Item.
Other Operating Expenses
As a percent of Net operating revenues, Other operating expenses decreased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to the increase in Net operating revenues as discussed above.
Supplies
Supplies increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to increased utilization and cost of medical supplies, including personal protective equipment (“PPE”), due to the pandemic. We expect to continue to see increased utilization and cost of medical supplies in 2021.
General and Administrative Expenses
General and administrative expenses increased in terms of dollars and as a percent of revenue during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to the $3.5 million year-over-year change in the mark-to-market adjustment on our non-qualified 401(k) liability and higher costs associated with incentive compensation.
Depreciation and Amortization
Depreciation and amortization increased during the three months ended March 31, 2021 compared to the same period of 2020 due to our capital investments. We expect Depreciation and amortization to increase going forward as a result of our recent and ongoing capital investments.
Other (Income) Expense
Other (income) expense increased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to the $3.5 million year-over-year change in the mark-to-market adjustment on our non-qualified 401(k) liability (offsetting impact in General and administrative expenses).
Income from Continuing Operations Before Income Tax Expense
Our pre-tax income from continuing operations increased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to the increase in Net operating revenues as discussed above.

Provision for Income Tax Expense
Our Provision for income tax expense increased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to higher Income from continuing operations before income tax expense.
We currently estimate our cash payments for income taxes to be approximately $100 million to $130 million, net of refunds, for 2021. These payments are expected to primarily result from federal and state income tax expenses based on estimates of taxable income for 2021.
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
We recognize the financial statement effects of uncertain tax positions when it is more likely than not, based on the technical merits, a position will be sustained upon examination by and resolution with the taxing authorities. Total remaining unrecognized tax benefits were $0.2 million as of March 31, 2021 and December 31, 2020.
See Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 16, Income Taxes, to the consolidated financial statements accompanying the 2020 Form 10‑K.
Net Income Attributable to Noncontrolling Interests
The increase in Net Income Attributable to Noncontrolling Interests during the three months ended March 31, 2021 compared to the same period of 2020 resulted from new joint ventures and increased profitability of our existing joint ventures.
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
Inpatient Rehabilitation
Our inpatient rehabilitation segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2021	2020
Medicare	63.9%	70.5%
Medicare Advantage	16.5%	12.3%
Managed care	11.7%	9.9%
Medicaid	4.1%	3.4%
Other third-party payors	1.3%	1.2%
Workers’ compensation	0.6%	0.8%
Patients	0.5%	0.6%
Other income	1.4%	1.3%
Total	100.0%	100.0%

Additional information regarding our inpatient rehabilitation segment’s operating results for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Percentage Change
	2021	2020	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues:
Inpatient	$942.3	$890.0	5.9%
Outpatient and other	17.6	19.2	(8.3)%
Inpatient rehabilitation segment revenues	959.9	909.2	5.6%
Operating expenses:
Salaries and benefits	501.9	482.3	4.1%
Other operating expenses	140.0	134.7	3.9%
Supplies	45.2	39.6	14.1%
Occupancy costs	15.1	15.3	(1.3)%
Other (income) expense	(1.5)	1.6	(193.8)%
Equity in net income of nonconsolidated affiliates	(0.8)	(0.6)	33.3%
Noncontrolling interests	25.1	20.8	20.7%
Segment Adjusted EBITDA	$234.9	$215.5	9.0%

	(Actual Amounts)
Discharges	47,187	47,750	(1.2)%
Net patient revenue per discharge	$19,969	$18,639	7.1%
Outpatient visits	40,194	69,743	(42.4)%
Average length of stay (days)	13.0	12.7	2.4%
Occupancy %	71.4%	71.3%	0.1%
# of licensed beds	9,560	9,322	2.6%
Full-time equivalents*	22,383	22,318	0.3%
Employees per occupied bed	3.31	3.38	(2.1)%
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
Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Salaries and benefits	52.3%	53.0%
Other operating expenses	14.6%	14.8%
Supplies	4.7%	4.4%
Occupancy costs	1.6%	1.7%
Total operating expenses	73.2%	73.9%

Net Operating Revenues
Inpatient revenue increased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to favorable pricing partially offset by decreased volumes. Discharge growth from new stores of 1.0% during the three months ended March 31, 2021 resulted from our joint venture in Coralville, Iowa (June 2020) and wholly owned hospitals in Murrieta, California (February 2020), Sioux Falls, South Dakota (June 2020), and Toledo, Ohio (November 2020). Same-store discharges declined 2.2% during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to the pandemic. Discharge growth was impacted by COVID-related limitations on elective procedures and capacity and staffing constraints at certain of our hospitals. Growth in net patient revenue per discharge during the three months ended March 31, 2021 compared to the same period of 2020 primarily resulted from a higher acuity patient mix, an increase in reimbursement rates, and the suspension of sequestration.
See Note 2, Business Combinations, to the consolidated financial statements accompanying the 2020 Form 10‑K for information regarding the joint venture discussed above.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2021 compared to the same period of 2020 primarily resulted from the increase in net patient revenue, as discussed above. Salaries and benefits as a percent of revenues decreased during the three months ended March 31, 2021 compared to the same period of 2020 primarily due to revenue growth and improved labor management which contributed to lower employees per occupied bed. Supplies increased as a percent of revenue primarily due to increased purchase and use of medical supplies in March 2021 due to the pandemic. Other (income) expense within the segment increased $3.5 million primarily due to the year-over-year change in the mark-to-market adjustment on our nonqualified 401(k) liability, which is offset in General and administrative expenses.
Home Health and Hospice
Our home health and hospice segment derived its Net operating revenues from the following payor sources:

	Three Months Ended March 31,
	2021	2020
Medicare	82.7%	83.0%
Medicare Advantage	10.4%	10.8%
Managed care	5.3%	4.4%
Medicaid	1.4%	1.5%
Workers’ compensation	—%	0.1%
Patients	0.1%	0.1%
Other income	0.1%	0.1%
Total	100.0%	100.0%

Additional information regarding our home health and hospice segment’s operating results for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,		Percentage Change
	2021	2020	2021 vs. 2020
	(In Millions, Except Percentage Change)
Net operating revenues:
Home health	$219.9	$224.8	(2.2)%
Hospice	50.6	48.0	5.4%
Home health and hospice segment revenues	270.5	272.8	(0.8)%
Operating expenses:
Cost of services (excluding depreciation and amortization)	118.1	130.9	(9.8)%
Support and overhead costs	101.4	100.2	1.2%
Equity in net income of nonconsolidated affiliates	(0.2)	(0.2)	—%
Noncontrolling interests	0.4	0.9	(55.6)%
Segment Adjusted EBITDA	$50.8	$41.0	23.9%

	(Actual Amounts)
Home health:
Total admissions	50,799	52,754	(3.7)%
Episodic admissions	40,215	42,476	(5.3)%
Total recertifications	31,902	29,463	8.3%
Episodic recertifications	28,083	26,553	5.8%
Episodes	66,435	68,652	(3.2)%
Total starts of care	82,701	82,217	0.6%
Revenue per episode	$2,923	$2,909	0.5%
Episodic visits per episode	15.8	16.3	(3.1)%
Total visits	1,239,073	1,306,230	(5.1)%
Cost per visit	$77	$81	(4.9)%
Hospice:
Admissions	3,330	2,986	11.5%
Patient days	334,400	334,545	—%
Average daily census	3,716	3,676	1.1%
Revenue per day	$151	$144	4.9%

Operating Expenses as a % of Net Operating Revenues

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Cost of services (excluding depreciation and amortization)	43.7%	48.0%
Support and overhead costs	37.5%	36.7%
Total operating expenses	81.1%	84.7%
Net Operating Revenues
    Total starts of care (total admissions plus total recertifications) were up 0.6% during the three months ended March 31, 2021 compared to the same period of 2020 due to increases in recertifications and non-episodic admissions. Non-episodic admissions increased 3% year over year primarily due to the new national contract with United Healthcare. Total home health admissions declined during the three months ended March 31, 2021 compared to the same period of 2020 as a result of episodic admissions decreasing 22% from patients residing in senior living facilities, 35% from patients discharging from skilled nursing facilities, and 18% from patients receiving elective procedures in acute care hospitals. The combined impact of these declines represented a loss of approximately 3,700 admissions, or a 880 basis points negative impact on the episodic growth rate for the three months ended March 31, 2021. During the three months ended March 31, 2021, the segment averaged 250 home health employees per day on COVID-related quarantine, which further impacted its ability to accept referrals.
The increase in revenue per episode during the three months ended March 31, 2021 compared to the same period of 2020 resulted from an increase in reimbursement rates and the suspension of sequestration partially offset by the impact of the timing of completed episodes. Revenue per episode during the three months ended March 31, 2020 benefited from the reversal of a $1.6 million reserve for a Zone Program Integrity Contractor audit.
    Hospice same-store admissions growth of 11.4% yielded a 5.4% increase in hospice revenue during the three months ended March 31, 2021 compared to the same period of 2020. Hospice revenue growth was impacted by a decrease in length of stay resulting from a change in patient mix.
Adjusted EBITDA
The increase in Adjusted EBITDA during the three months ended March 31, 2021 compared to the same period of 2020 resulted from a decrease in Cost of services as a percent of revenue. Cost of services decreased as a percent of revenues for the three months ended March 31, 2021 compared to the same period of 2020 primarily due to lower cost per visit supported by changes in the clinician compensation model changes implemented in May 2020, as well as effective management of overall productivity of full-time staff.
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
Consistent with these objectives, in March 2021, we issued notice for redemption of $100 million in outstanding principal amount of the 5.125% Senior Notes due 2023 (the “2023 Notes”). We completed this redemption on April 5, 2021 using cash on hand and capacity under our revolving credit facility. Pursuant to the terms of the 2023 Notes, this optional redemption was made at a price of par. As a result of this redemption, we have classified approximately $100 million of the 2023 Notes as current in our accompanying March 31, 2021 condensed consolidated balance sheet, and we expect to record an approximate $0.6 million loss on early extinguishment of debt in the second quarter of 2021.
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
For additional information, see Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2020 Form 10‑K.
Current Liquidity
As of March 31, 2021, we had $223.9 million in Cash and cash equivalents. This amount excludes $72.4 million in restricted cash ($62.2 million included in Restricted cash and $10.2 million included in Other long-term assets in our condensed consolidated balance sheet) and $73.1 million of restricted marketable securities (included in Other long-term assets in our condensed consolidated balance sheet). Our restricted assets pertain primarily to obligations associated with our captive insurance company, as well as obligations we have under agreements with joint venture partners. See Note 4, Cash and Marketable Securities, to the consolidated financial statements accompanying the 2020 Form 10‑K.
In addition to Cash and cash equivalents, as of March 31, 2021, we had approximately $962 million available to us under our revolving credit facility. Our credit agreement governs the substantial majority of our senior secured borrowing capacity and contains a leverage ratio and an interest coverage ratio as financial covenants. Our leverage ratio is defined in our credit agreement as the ratio of consolidated total debt (less up to $300 million of cash on hand) to Adjusted EBITDA for the trailing four quarters. In calculating the leverage ratio under our credit agreement, we are permitted to use pro forma Adjusted EBITDA, the calculation of which includes historical income statement items and pro forma adjustments resulting from (1) the dispositions and repayments or incurrence of debt and (2) the investments, acquisitions, mergers, amalgamations, consolidations and operational changes from acquisitions to the extent such items or effects are not yet reflected in our trailing four-quarter financial statements. Our interest coverage ratio is defined in our credit agreement as the ratio of Adjusted EBITDA to consolidated interest expense, excluding the amortization of financing fees, for the trailing four quarters. As of March 31, 2021, the maximum leverage ratio requirement per our credit agreement was 6.50x and the minimum interest coverage ratio requirement was 2.0x, and we were in compliance with these covenants. Based on Adjusted EBITDA for the trailing four quarters and the interest rate in effect under our credit agreement during the three-month period ended March 31, 2021, if we had drawn on the first day and maintained the maximum amount of outstanding draws under our revolving credit facility for that entire period, we would still be in compliance with the maximum leverage ratio and minimum interest coverage ratio requirements.
We do not face near-term refinancing risk, as the amounts outstanding under our credit agreement do not mature until 2024, and our bonds all mature in 2023 and beyond. See the “Contractual Obligations” section below for information related to our contractual obligations as of March 31, 2021.
For a discussion of risks and uncertainties facing us see Item 1A, Risk Factors, under Part II, Other Information, of this report and Item 1A, Risk Factors, of the 2020 Form 10‑K.
Sources and Uses of Cash
The following table shows the cash flows provided by or used in operating, investing, and financing activities for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$158.5	$29.3
Net cash used in investing activities	(95.6)	(83.0)
Net cash (used in) provided by financing activities	(77.5)	71.1
(Decrease) increase in cash, cash equivalents, and restricted cash	$(14.6)	$17.4
Operating activities. The increase in Net cash provided by operating activities for the three months ended March 31, 2021 compared to the same period of 2020 primarily resulted from the approximate $101 million payment to management investors of our home health and hospice segment during the first quarter of 2020 for vested stock appreciation rights. For additional information, see Note 7, Share-Based Payments, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
Investing activities. The increase in Net cash used in investing activities during the three months ended March 31, 2021 compared to the same period of 2020 primarily resulted from an increase in purchases of property and equipment.
Financing activities. The increase in Net cash used in financing activities during the three months ended March 31, 2021 compared to the same period of 2020 primarily resulted from the 2020 net borrowings on our revolving credit facility offset by cash used for the purchase of equity interests held by the home health and hospice management team during the first quarter of 2020. For additional information, see Note 5, Redeemable Noncontrolling Interests, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2020 Form 10‑K.

Contractual Obligations
Our consolidated contractual obligations as of March 31, 2021 are as follows (in millions):

	Total	April 1 through December 31, 2021	2022 - 2023	2024 - 2025	2026 and thereafter
Long-term debt obligations:
Long-term debt, excluding revolving credit facility and finance lease obligations (a)	$2,895.1	$110.3	$240.4	$582.1	$1,962.3
Interest on long-term debt (b)	897.7	98.0	250.6	224.9	324.2
Finance lease obligations (c)	645.0	40.4	101.3	100.9	402.4
Operating lease obligations (d)	340.2	44.5	95.8	67.2	132.7
Purchase obligations (e)	110.8	40.6	43.0	17.9	9.3
Other long-term liabilities (f)(g)	3.3	0.3	0.4	0.4	2.2
Total	$4,892.1	$334.1	$731.5	$993.4	$2,833.1
(a)    Included in long-term debt are amounts owed on our bonds payable and other notes payable. These borrowings are further explained in Note 4, Long-term Debt, accompanying the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2020 Form 10‑K.
(b)    Interest on our fixed rate debt is presented using the stated interest rate. Interest expense on our variable rate debt is estimated using the rate in effect as of March 31, 2021. Interest pertaining to our credit agreement and bonds is included to their respective ultimate maturity dates. Interest related to finance lease obligations is excluded from this line. Amounts exclude amortization of debt discounts, amortization of loan fees, or fees for lines of credit that would be included in interest expense in our consolidated statements of comprehensive income.
(c)    Amounts include interest portion of future minimum finance lease payments.
(d)    Our inpatient rehabilitation segment leases approximately 12% of its hospitals as well as other property and equipment under operating leases in the normal course of business. Our home health and hospice segment leases relatively small office spaces in the localities it serves, space for its corporate office, and other equipment under operating leases in the normal course of business. Amounts include interest portion of future minimum operating lease payments. For more information, see Note 7, Leases, to the consolidated financial statements accompanying the 2020 Form 10‑K.
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
(f)    Because their future cash outflows are uncertain, the following noncurrent liabilities are excluded from the table above: general liability, professional liability, and workers' compensation risks, noncurrent amounts related to third-party billing audits, and deferred income taxes. For more information, see Note 11, Self-Insured Risks, Note 16, Income Taxes, and Note 18, Contingencies and Other Commitments, to the consolidated financial statements accompanying the 2020 Form 10‑K and Note 8, Income Taxes, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.
(g)    The table above does not include Redeemable noncontrolling interests of $31.7 million because of the uncertainty surrounding the timing and amounts of any related cash outflows. See Note 5, Redeemable Noncontrolling Interests, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report.

Our capital expenditures include costs associated with our hospital refresh program, de novo projects, capacity expansions, technology initiatives, and building and equipment upgrades and purchases. During the three months ended March 31, 2021, we made capital expenditures of approximately $101 million for property and equipment, capitalized software, and other intangible assets. During 2021, we expect to spend approximately $580 million to $665 million for capital expenditures. Approximately $165 million to $195 million of this budgeted amount is considered nondiscretionary expenditures, which we may refer to in other filings as “maintenance” expenditures. In addition, we expect to spend approximately $50 million to $100 million on home health and hospice acquisitions during 2021. Actual amounts spent will be dependent upon the timing of development projects and acquisition opportunities for our home health and hospice business.
Authorizations for Returning Capital to Stakeholders
In October 2020 and February 2021, our board of directors declared cash dividends of $0.28 per share that were paid in January 2021 and April 2021, respectively. We expect quarterly dividends to be paid in January, April, July, and October. However, the actual declaration of any future cash dividends, and the setting of record and payment dates as well as the per share amounts, will be at the discretion of our board of directors after consideration of various factors, including our capital position and alternative uses of funds. Cash dividends are expected to be funded using cash flows from operations, cash on hand, and availability under our revolving credit facility.
On February 14, 2014, our board of directors approved an increase in our existing common stock repurchase authorization from $200 million to $250 million. On July 24, 2018, our board approved resetting the aggregate common stock repurchase authorization to $250 million. As of March 31, 2021, approximately $198 million remained under this authorization. The repurchase authorization does not require the repurchase of a specific number of shares, has an indefinite term, and is subject to termination at any time by our board of directors. Subject to certain terms and conditions, including a maximum price per share and compliance with federal and state securities and other laws, the repurchases may be made from time to time in open market transactions, privately negotiated transactions, or other transactions, including trades under a plan established in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
Supplemental Guarantor Financial Information
Our indebtedness under our credit agreement and the 5.125% Senior Notes due 2023, 5.75% Senior Notes due 2025, 4.50% Senior Notes due 2028, 4.75% Senior Notes due 2030, and 4.625% Senior Notes due 2031 (collectively, the “Senior Notes”) are guaranteed by certain consolidated subsidiaries. These guarantees are full and unconditional and joint and several, subject to certain customary conditions for release. The Senior Notes are guaranteed on a senior, unsecured basis by all of our existing and future subsidiaries that guarantee borrowings under our credit agreement and other capital markets debt. The other subsidiaries of Encompass Health do not guarantee the Senior Notes (such subsidiaries are referred to as the “non-guarantor subsidiaries”).
The terms of our credit agreement allow us to declare and pay cash dividends on our common stock so long as: (1) we are not in default under our credit agreement, and (2) either (a) our senior secured leverage ratio (as defined in our credit agreement) remains less than or equal to 2x and our leverage ratio (as defined in our credit agreement) remains less than or equal to 4.50x or (b) there is capacity under the Available Amount as defined in the credit agreement. The terms of our Senior Notes indenture allow us to declare and pay cash dividends on our common stock so long as (1) we are not in default, (2) the consolidated coverage ratio (as defined in the indenture) exceeds 2x or we are otherwise allowed under the indenture to incur debt, and (3) we have capacity under the indenture’s restricted payments covenant to declare and pay dividends. See Note 4, Long-term Debt, to the accompanying condensed consolidated financial statements included in Part I, Item 1, Financial Statements (Unaudited), of this report, and Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2020 Form 10‑K.

Summarized financial information is presented below for Encompass Health, the parent company, and the subsidiary guarantors on a combined basis after elimination of intercompany transactions and balances among Encompass Health and the subsidiary guarantors and does not include investments in and equity in the earnings of non-guarantor subsidiaries. Amounts for prior periods have been revised to reflect the status of guarantors and non-guarantors as of March 31, 2021.

	Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
	(In Millions)
Net operating revenues	$894.8	$3,387.1
Intercompany revenues generated from non-guarantor subsidiaries	4.9	19.9
Total net operating revenues	$899.7	$3,407.0

Operating expenses	$759.8	$2,976.0
Intercompany expenses incurred in transactions with non-guarantor subsidiaries	7.6	30.3
Total operating expenses	$767.4	$3,006.3

Income from continuing operations	$70.6	$166.2
Net income	$70.6	$166.2
Net income attributable to Encompass Health	$70.6	$165.7

	As of March 31, 2021	As of December 31, 2020
	(In Millions)
Total current assets	$767.4	$716.5

Property and equipment, net	$1,648.3	$1,593.9
Goodwill	1,973.6	1,973.6
Intercompany receivable due from non-guarantor subsidiaries	157.8	152.4
Other noncurrent assets	679.9	701.4
Total noncurrent assets	$4,459.6	$4,421.3

Total current liabilities	$679.5	$580.8

Long-term debt, net of current portion	$3,106.9	$3,213.1
Other noncurrent liabilities	251.7	253.9
Total noncurrent liabilities	$3,358.6	$3,467.0
Adjusted EBITDA
Management believes Adjusted EBITDA as defined in our credit agreement is a measure of our ability to service our debt and our ability to make capital expenditures. We reconcile Adjusted EBITDA to Net income and to Net cash provided by operating activities.
We use Adjusted EBITDA on a consolidated basis as a liquidity measure. We believe this financial measure on a consolidated basis is important in analyzing our liquidity because it is the key component of certain material covenants contained within our credit agreement, which is discussed in more detail in Note 10, Long-term Debt, to the consolidated financial statements accompanying the 2020 Form 10‑K. These covenants are material terms of the credit agreement. Noncompliance with these financial covenants under our credit agreement—our interest coverage ratio and our leverage ratio—could result in our lenders requiring us to immediately repay all amounts borrowed. If we anticipated a potential covenant violation, we would seek relief from our lenders, which would have some cost to us, and such relief might be on terms less favorable to us than those in our existing credit agreement. In addition, if we cannot satisfy these financial covenants, we would be prohibited under our credit agreement from engaging in certain activities, such as incurring additional indebtedness, paying common stock dividends, making certain payments, and acquiring and disposing of assets. Consequently, Adjusted EBITDA is critical to our assessment of our liquidity.

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
Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles in the United States of America, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Therefore, Adjusted EBITDA should not be considered a substitute for Net income or cash flows from operating, investing, or financing activities. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. Revenues and expenses are measured in accordance with the policies and procedures described in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements accompanying the 2020 Form 10‑K.
Our Adjusted EBITDA for the three months ended March 31, 2021 and 2020 was as follows (in millions):
Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended March 31,
	2021	2020
Net income	$132.8	$108.7
Loss from discontinued operations, net of tax, attributable to Encompass Health	—	0.1
Net income attributable to noncontrolling interests	(25.5)	(21.7)
Provision for income tax expense	34.5	27.1
Interest expense and amortization of debt discounts and fees	42.8	43.2
Government, class action, and related settlements	—	2.8
(Gain) loss on disposal of assets	(0.1)	0.1
Depreciation and amortization	62.5	58.8
Stock-based compensation expense	2.8	7.1
Costs associated with the strategic alternatives review	0.9	—
Gain on consolidation of joint venture formerly accounted for under the equity method of accounting	—	(2.2)
Change in fair market value of equity securities	0.1	2.5
Payroll taxes on SARs exercise	—	1.5
Adjusted EBITDA	$250.8	$228.0

Reconciliation of Net Cash Provided by Operating Activities to Adjusted EBITDA

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$158.5	$29.3
Interest expense and amortization of debt discounts and fees	42.8	43.2
Equity in net income of nonconsolidated affiliates	1.0	0.8
Net income attributable to noncontrolling interests in continuing operations	(25.5)	(21.7)
Amortization of debt-related items	(2.0)	(1.4)
Distributions from nonconsolidated affiliates	(1.0)	(1.0)
Current portion of income tax expense	25.8	25.7
Change in assets and liabilities	50.3	154.4
Cash used in operating activities of discontinued operations	—	0.1
Costs associated with the strategic alternatives review	0.9	—
Change in fair market value of equity securities	0.1	2.5
Payroll taxes on SARs exercise	—	1.5
Other	(0.1)	(5.4)
Adjusted EBITDA	$250.8	$228.0
For additional information see the “Results of Operations” and “Segment Results of Operations” sections of this Item.
Recent Accounting Pronouncements
    For information regarding recent accounting pronouncements, see Note 1, Basis of Presentation, to our condensed consolidated financial statements included under Part I, Item 1, Financial Statements (Unaudited), of this report.
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is to changes in interest rates on our variable rate long-term debt. We use sensitivity analysis models to evaluate the impact of interest rate changes on our variable rate debt. As of March 31, 2021, our primary variable rate debt outstanding related to $248.3 million under our term loan facilities. Assuming outstanding balances were to remain the same, a 1% increase in interest rates would result in an incremental negative cash flow of approximately $2.1 million over the next 12 months, while a 1% decrease in interest rates would result in an incremental positive cash flow of approximately $0.3 million over the next 12 months.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our Internal Control over Financial Reporting during the quarter ended March 31, 2021 that have a material effect on our Internal Control over Financial Reporting.

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

Information relating to certain legal proceedings in which we are involved is included in Note 10, Contingencies and Other Commitments, to the condensed consolidated financial statements contained in Part I, Item 1, Financial Statements (Unaudited), of this report and should be read in conjunction with the related disclosure previously reported in our Annual Report on Form 10‑K for the year ended December 31, 2020 (the “2020 Form 10‑K”).
Item 1A.Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A, Risk Factors, of the 2020 Form 10-K. However, certain information in those risk factors has been updated by the discussion in the “Executive Overview—Key Challenges” section of Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report, which section is incorporated by reference herein.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities
The following table summarizes our repurchases of equity securities during the three months ended March 31, 2021:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit) ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, through January 31, 2021	138,780	$82.69	—	$198,053,924
February 1, through February 28, 2021	48,735	80.42	—	198,053,924
March 1, through March 31, 2021	2,618	79.94	—	198,053,924
Total	190,133	82.07	—
(1)Except as noted in the following sentence, the number of shares reported in this column includes the shares purchased under the plan or program, if any, as reported in the third column of this table and the shares tendered by employees as payments of the tax liabilities incident to the vesting of previously awarded shares of restricted stock and the exercise price and tax liability incident to the net settlement of an option exercise. In January, 226 shares were purchased pursuant to our Directors’ Deferred Stock Investment Plan. This plan is a nonqualified deferral plan allowing non-employee directors to make advance elections to defer a fixed percentage of their director fees. The plan administrator acquires the shares in the open market which are then held in a rabbi trust. The plan also provides that dividends paid on the shares held for the accounts of the directors will be reinvested in shares of our common stock which will also be held in the trust. The directors’ rights to all shares in the trust are nonforfeitable, but the shares are only released to the directors after departure from our board.
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

ENCOMPASS HEALTH CORPORATION

By:	/s/ Douglas E. Coltharp
Douglas E. Coltharp
Executive Vice President and Chief Financial Officer

Date:	May 4, 2021

EXHIBIT INDEX
The exhibits required by Regulation S-K are set forth in the following list and are filed by attachment to this report unless otherwise noted.

No.	Description

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

10.1
Description of the Encompass Health Corporation Senior Management Bonus and Long-Term Incentive Plans (incorporated by reference to the section captioned “Executive Compensation – Compensation Discussion and Analysis – Elements of Executive Compensation” in Encompass Health’s Definitive Proxy Statement on Schedule 14A filed on March 26, 2021).+

10.2
Description of the annual compensation arrangement for non-employee directors of Encompass Health Corporation (incorporated by reference to the section captioned “Corporate Governance and Board Structure – Compensation of Directors” in Encompass Health’s Definitive Proxy Statement on Schedule 14A, filed on March 26, 2021).+

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the Encompass Health Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
+ Management contract or compensatory plan or arrangement.